Form 10-Q
period 1999-09-30
PLUG POWER INC
filed 1999-12-13
CIK 1093691

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
         QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
         TRANSITION PERIOD FROM ________ TO _________


                        Commission File Number: 00027527



                                 PLUG POWER INC.
             (Exact name of registrant as specified in its charter)



                 968 ALBANY-SHAKER ROAD, LATHAM, NEW YORK 12110
              (Address of registrant's principal executive office)



                                 (518) 782-7700
              (Registrant's telephone number, including area code)



                  Delaware                                22-3672377
         (State or other jurisdiction                  (I.R.S. Employer
             of Incorporation)                      Identification Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X](1)

The number of shares of common stock outstanding as of November 30, 1999 was 43,002,880, with a par value of $.01 per share

(1) The registrant has been subject to such filing requirements since October 28, 1999, less than 90 days.

                                 PLUG POWER INC.


                               INDEX to FORM 10-Q



PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
  Item 1 - Financial Statements

         Condensed Balance Sheets - September 30, 1999
         and December 31, 1998                                              3

         Condensed Statements of Operations - Three Months
         and Nine Month Periods ended September 30, 1999 and
         September 30, 1998 and Cumulative Amounts from Inception           4

         Condensed Statements of Cash Flows - Nine Months
         ended September 30, 1999 and September 30, 1998 and Cumulative
         Amounts from Inception                                             5

         Notes to Condensed Financial Statements                          6 - 8

  Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9 - 16

PART II. OTHER INFORMATION

  Item 1 - Legal Proceedings                                               17

  Item 2 - Changes in Securities and Use of Proceeds                     17 - 18

  Item 4 - Submission of Matters to a Vote of Security Holders             18

  Item 6 - Exhibits and Reports on Form 8-K                              18 - 21

  Signature                                                                21

                         Part I - Financial Information
                          Item I - Financial Statements

PLUG POWER INC.
(A Development Stage Enterprise)

Condensed Balance Sheets

                                                                   September 30,         December 31,
                                                                        1999                  1998
                                                                   ------------          ------------
                                                                   (Unaudited)
                                     Assets
Current assets:
     Cash and cash equivalents, principally commercial
        paper                                                      $  3,173,497          $  3,993,122
     Restricted cash                                                    285,000                  --
     Accounts receivable                                              2,582,933               599,955
     Other current assets                                               107,592                14,647
     Due from investor                                                     --                 685,306
                                                                   ------------          ------------

        Total current assets                                          6,149,022             5,293,030

Restricted cash                                                       5,875,274                  --
Property, plant and equipment, net                                   21,184,512             2,753,492
Investment in affiliate                                              10,337,750                  --
Other assets                                                               --                  46,913
                                                                   ------------          ------------

           Total assets                                            $ 43,546,558          $  8,093,435
                                                                   ============          ============


Liabilities and Stockholders Equity
Current liabilities:
     Accounts payable                                              $  3,740,261          $    568,007
     Acrrued expenses                                                 2,115,698             1,746,239
     Due to investor                                                     62,960               286,492
     Current portion of capital lease obligation
        and long term debt                                              372,500                  --
                                                                   ------------          ------------

            Total current liabilities                                 6,291,419             2,600,738

     Capital lease obligation                                           126,973                  --
     Long-term debt                                                   5,875,274                  --
                                                                   ------------          ------------

            Total liabilities                                        12,293,666             2,600,738
                                                                   ------------          ------------

Commitments and contingencies                                              --                    --

Stockholders' equity:
     Preferred stock, $0.01 par value per share; 5,000,000
        shares authorized; none issued and outstanding                     --                    --

     Common stock, $0.01 par value per share; 95,000,000
        shares authorized; 26,991,814 shares issued and
        outstanding, September 30, 1999 and 17,150,000
        shares issued and outstanding, December 31, 1998                269,918               171,500

     Paid-in capital                                                 71,369,751            20,840,500
     Deficit accumulated during the development stage               (40,386,777)          (15,519,303)
                                                                   ------------          ------------

            Total stockholders' equity                               31,252,892             5,492,697
                                                                   ------------          ------------

            Total liabilities & stockholders' equity               $ 43,546,558          $  8,093,435
                                                                   ============          ============



The accompanying notes are an integral part of the financial statements.

PLUG POWER INC.
(A Development Stage Enterprise)

Condensed Statements of Operations
(Unaudited)


                                                 Three months ended September 30,   Nine months ended September 30,      Cumulative
                                                 --------------------------------   -------------------------------     Amounts from
                                                       1999             1998             1999             1998           Inception
                                                   ------------     ------------     ------------     ------------     ------------
 Contract revenue                                  $  3,006,061     $  2,447,185     $  6,701,596     $  4,995,838     $ 14,436,166
 Cost of contract revenue                             4,731,854        3,386,762        9,849,688        6,825,063       19,939,976
                                                   ------------     ------------     ------------     ------------     ------------

 Loss on contracts                                   (1,725,793)        (939,577)      (3,148,092)      (1,829,225)      (5,503,810)
 In-process research and development                       --               --               --               --          4,042,640
 Research and development expense                     6,106,389        1,357,485       13,886,635        3,511,260       19,820,241
 General and administrative expense                   1,688,344          538,982        7,288,080        1,867,238       10,671,758
                                                   ------------     ------------     ------------     ------------     ------------

      Operating loss                                 (9,520,526)      (2,836,044)     (24,322,807)      (7,207,723)     (40,038,449)

 Other income, principally interest                     149,550           73,929          367,583          115,401          563,922
                                                   ------------     ------------     ------------     ------------     ------------

      Loss before equity in losses of affiliate      (9,370,976)      (2,762,115)     (23,955,224)      (7,092,322)     (39,474,527)

 Equity in losses of affiliate                         (411,802)            --           (912,250)            --           (912,250)
                                                   ------------     ------------     ------------     ------------     ------------

      Net loss                                     $ (9,782,778)    $ (2,762,115)    $(24,867,474)    $ (7,092,322)    $(40,386,777)
                                                   ============     ============     ============     ============     ============

Loss per share:
      Basic and diluted                            $      (0.38)    $      (0.17)    $      (1.10)    $      (0.56)
                                                   ============     ============     ============     ============

Weighted average number of common
shares                                               25,423,078       15,964,130       22,688,822       12,583,150
                                                   ============     ============     ============     ============



The accompanying notes are an integral part of the financial statements.

PLUG POWER INC.
(A Development Stage Enterprise)

Condensed Statements of Cash Flows
(Unaudited)


                                                               Nine months ended September 30,            Cumulative
                                                              ---------------------------------             Amounts
                                                                  1999                  1998            from Inception
                                                              ------------          -----------          ------------
Cash Flows From Operating Activities:

   Net loss                                                   $(24,867,474)         $(7,092,322)         $(40,386,777)

   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                988,668              323,443             1,675,518
      In-process research and development                             --                   --               4,042,640
      Equity in losses of affiliate                                912,250                 --                 912,250
      Amortization of deferred rent                                100,000                 --                 150,000
      Write-off of deferred rent                                 1,850,000                 --               1,850,000
      In-kind services                                                --                500,000               500,000
      Stock based compensation                                   2,250,000                 --               2,250,000
      Compensatory options                                         112,100              159,000               324,100

       Increases (decreases) in operating assets:
           Accounts receivable                                  (1,982,978)            (567,530)           (2,582,933)
           Other current assets                                    (92,945)               9,969              (107,592)
           Change in due from/due to investor                      461,774               69,889                62,960
           Accounts payable and accrued expenses                 3,541,713              661,700             5,807,851
           Other assets and other liabilities                      236,387                 --                 236,387
                                                              ------------          -----------          ------------
                Net cash used in operating activities          (16,490,505)          (5,935,851)          (25,265,596)
                                                              ------------          -----------          ------------


Cash Flows From Investing Activities:

   Purchase of property, plant and equipment                    (8,536,633)          (1,660,025)          (11,268,420)
                                                              ------------          -----------          ------------
             Cash used in investing activities                  (8,536,633)          (1,660,025)          (11,268,420)
                                                              ------------          -----------          ------------


Cash Flows From Financing Activities:

        Cash placed in escrow                                   (6,160,274)                --              (6,160,274)
        Contributed capital                                     30,367,787            5,750,000            45,867,787
                                                              ------------          -----------          ------------
             Cash provided by financing activities              24,207,513            5,750,000            39,907,513
                                                              ------------          -----------          ------------


Increase (decrease) in cash                                       (819,625)          (1,845,876)            9,333,771

Cash and cash equivalents, beginning of period                   3,993,122            3,080,181                  --
                                                              ------------          -----------          ------------

Cash and cash equivalents, end of period                      $  3,173,497          $ 1,234,305          $  3,173,497
                                                              ============          ===========          ============




The accompanying notes are an integral part of the financial statements.

                                 Plug Power Inc.
                     Notes to Condensed Financial Statements


1.     Nature of Operations

       Plug Power Inc. (Company), was originally formed as a joint venture between Edison Development Corporation (EDC) and Mechanical Technology Incorporated (MTI) on June 27, 1997 and succeeded by merger to all of the assets, liabilities and equity of Plug Power, L.L.C. in November 1999. The Company is a development stage enterprise formed to research, develop, manufacture and distribute fuel cells for electric power generation.

2.     Basis of Presentation

       The condensed balance sheet as of September 30, 1999, the condensed statements of operations for the three and nine months ended September 30, 1999 and 1998, and the condensed statements of cash flows for the nine month periods ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented, have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the condensed financial statements and notes thereto included in the Company's Registration Statement on Form S-1, File No. 333-86089. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results for the full year.

3.     Initial Public Offering

       On November 3, 1999, the Company completed an initial public offering of 6,782,900 shares of common stock (the "Initial Public Offering") which includes additional shares purchased pursuant to exercise of the overallotment by the underwriter at the time of the Initial Public Offering. We received proceeds of $93.4 million, which is net of $8.3 million of expenses and underwriting discounts relating to the issuance and distribution of the securities. In connection with this offering, the Company was converted to a C corporation from a limited liability corporation. The financial statements are restated to present the Company as a C corporation for all periods presented.

4.     Loss Per Share

       Loss per share for the Company is as follows:

                                            Three           Three             Nine             Nine
                                         Months Ended    Months Ended     Months Ended     Months Ended
                                         September 30,   September 30,    September 30,    September 30,
                                             1999            1998             1999              1998
                                         -------------   -------------    -------------    -------------
       Numerator:
         Net loss                        $(9,782,778)    $(2,762,115)     $(24,867,474)    $(7,092,322)

       Denominator:

         Weighted average number of
         common shares                    25,423,078      15,964,130        22,688,822      12,583,150

       No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. The calculation also excludes 111,851 contingently returnable shares in 1999.


5.     Income Taxes

       Prior to the Company's merger into a C corporation on November 3, 1999, the federal and state income tax benefits of its losses were recorded by our stockholders, therefore, no benefit for federal or state income taxes is reported in these condensed statements of operations. Subsequent to the merger into a C corporation we will account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS
       109), "Accounting for Income Taxes", and expect to be subject to an effective tax rate of 40%.

       Had the Company had applied the provisions of SFAS 109 since inception, the deferred tax asset generated, primarily from net operating loss carryforwards, would have been offset by a full valuation allowance. The Company believes any tax benefit resulting from expected operating losses occurring after our conversion to a C corporation will also have a full valuation allowance.

  6.   Related Party Transactions

       Capital Call:

          In January 1999, the Company entered into an agreement with MTI and EDC pursuant to which, the Company had the right to require MTI and EDC to contribute $7.5 million each in 1999 and $15.0 million each in 2000 in exchange for which each would receive common stock valued at $7.50 per share. The agreement also permitted MTI and EDC to contribute any funds not previously called by the Company on the termination date of the agreement (the earlier of December 31, 2000 or upon an initial public offering of our shares at a price greater than $7.50 per share) in exchange for shares at a price of $7.50 per share.

          In September 1999, the Company made a capital call of $4.0 million, and MTI and EDC each contributed $2.0 million in cash in exchange for 266,667 shares of common stock. MTI and EDC have subsequently contributed the remaining $41.0 million in exchange for an aggregate of 5,466,666 shares of common stock.

       Other financing transactions:

          On June 23, 1999, EDC purchased 704,315 shares of the Company's common stock for $4,697,782. Also, the Company entered into a purchase agreement with MTI to acquire approximately 36 acres of land, two commercial buildings and a residential building located in Latham, New York in exchange for 704,315 shares of common stock.

          As part of the transaction, which closed on July 7, 1999, the Company assumed from MTI a $6.2 million direct pay letter of credit to KeyBank National Association. In connection with the agreement, the Company was required to escrow $6.2 million. The KeyBank debt was issued for the express purpose of servicing debt related to $6 million of Industrial Development Revenue (IDR) Bonds issued by an Industrial Development Agency, in favor of the acquired property.

          Simultaneous with the closing, the Company agreed to lease back to MTI certain office and manufacturing space on a short-term basis through November, 1999.

          In connection with the transaction with MTI, the Company has written off deferred rent expense in the amount of $1,850,000 relating to a 10-year facilities lease associated with the property.

7.     Investment in affiliate

       In February 1999, the Company entered into an agreement with GE On-Site Power, Inc. (a wholly owned subsidiary of General Electric Co.) to create GE Fuel Cell Systems, L.L.C. (GEFCS) a limited liability company created to market and distribute fuel cell systems world-wide. GE On-Site Power, Inc. owns 75% of GEFCS and the Company owns 25% of GEFCS. In connection with the formation, the Company issued 2,250,000 shares of common stock to GE On-Site Power, Inc. in exchange for a 25% interest in GEFCS. Of these share issued, 750,000 vested immediately and the remaining 1,500,000 vested in August, 1999. The Company capitalized $11,250,000, the fair value of these shares issued under the caption "Investment in Affiliate" as of the date these shares were issued. The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption "Equity in losses of affiliate". From inception through September 30, 1999, GEFCS had no revenue and an operating and net loss of approximately $647,000. At September 30, 1999 the difference between the amount at which the investment is carried and the amount of the underlying equity in net assets of GEFCS is $10,337,750. Such amount is being amortized on a straight line basis over a ten year period. For the period ended September 30, 1999, equity in losses of affiliate were $912,250 including goodwill amortization of $750,000.

8.     Subsequent events

       Option Remeasurement:

         Subsequent to September 30, 1999, the Company modified the terms of an employee's option. The impact of this modification will result in a charge to earnings of approximately $800,000 in the fourth quarter of 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying Condensed Financial Statements and Notes thereto included within this report. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption "Risk Factors" in our registration statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 1999.

         Plug Power was formed in June 1997 as a Delaware limited liability company. Immediately prior to the closing of our initial public offering, on November 3, 1999, we merged into a newly-formed Delaware corporation and all of our outstanding equity interests were converted on a one-for-one basis into shares of common stock. Unless otherwise indicated, all information that we present in these financial statements for any date or period gives effect to the merger as if it had occurred on such date or as of the beginning of such period.

Overview

         Plug Power is a leading designer and developer of on-site, electricity generation systems utilizing proton exchange membrane (PEM) fuel cells for residential applications. GE Fuel Cell Systems, LLC, a joint venture 75% owned by General Electric's GE Power Systems business and 25% owned by Plug Power, will market, sell, service, and install our product.

         Plug Power was formed in June 1997 as a joint venture to further the development of fuel cells for electric power generation in residential and other applications. Through September 30, 1999, our stockholders in the aggregate had contributed $45.9 million in cash and $25.5 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and a 25% interest in GE Fuel Cell Systems. Five of our eight stockholders have subsequently invested an additional $84.9 million in cash in conjunction with our initial public offering of common stock, which closed on November 3, 1999 (the "Initial Public Offering"). Since inception, we have devoted substantially all of our resources toward the development of the PEM fuel cell systems.

         We are a development stage company and expect to bring our first commercial product to market in 2001. Since inception we have derived all of our revenue from government research and development contracts.

         Since our inception in June 1997, we have formed strategic alliances with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers. In 1999, we expect to produce approximately 50 test and evaluation systems which will be installed in laboratory and field locations for field and market testing. Based on the system performance and market data provided by these laboratory and field trials, we will determine the final design of our first pre-commercial product. During 2000 we expect to manufacture approximately 500 pre-commercial residential fuel cell systems to further our field testing activities and prepare for commercial production, which is planned to begin in 2001. We do not expect significant product sales until after we begin commercial production.

         From inception through September 30, 1999 we incurred losses of $40.4 million. We expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install for internal and external testing, the related service requirements necessary to monitor those systems and potential design changes required as a result of field testing. There can be no assurance that we will manufacture or sell residential fuel cell systems successfully or achieve or sustain product revenues or profitability.

Results of Operations

         Comparison of the Three Months Ended September 30, 1999 and September 30, 1998.

         Revenues. Our revenues during this period were derived exclusively from cost reimbursement government contracts relating to the development of PEM fuel cell technology. These contracts provide for the partial recovery of direct and indirect costs from the specified government agency, generally requiring us to absorb from 25% to 50% of contract costs incurred. Contract revenues increased to $3.0 million for the three months ended September 30, 1999 from $2.4 million for the three months ended September 30, 1998. The increase was due to activity on two government contracts that were not in place in 1998 as activity began on these contracts during the first quarter of 1999.

         Since inception we have been awarded several contracts that will generate future contract revenue totaling $16.5 million through 2003. All of these contracts provide for the partial recovery of direct and indirect costs from the specified government agency, generally requiring us to absorb from 25% to 50% of contract costs incurred. As a result, we will report losses on these contracts.

         We expect to begin manufacturing pre-commercial residential fuel cell systems during 2000. GE Fuel Cell Systems has committed to purchase from us, on a take or pay basis, 485 of the pre-commercial residential fuel cell systems prior to December 31, 2000. The total sales price for these units will be approximately $10.3 million.

         Cost of revenues. Cost of contract revenue includes compensation and benefits for the engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific government contracts. Cost of contract revenue was $4.7 million for the three months ended September 30, 1999, as compared to $3.4 million for the three months September 30, 1998. This increase in contract costs was related to the additional government grant activity, combined with the additional staff and related support costs necessary to earn the additional contract revenue. The result was a loss on contracts of $1.7 million for the three months ended September 30, 1999 compared to a loss on contracts of $0.9 million for the three months ended September 30, 1998.

         We expect the cost to produce our initial systems to be higher than their sales price under the terms of our arrangements with our two distributors, GE Fuel Cell Systems and Edison Development. We expect to continue to experience costs in excess of product sales until we achieve higher production levels, which we do not expect to occur until after 2002.

         Research and Development. Research and development expense includes compensation and benefits for the engineering and related staff, expenses for contract engineers, materials to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used, facility related costs, such as computer and network services and other general overhead costs. Research and development expenses increased to $6.1 million for the three months ended September 30, 1999 from $1.4 million for the three months ended September 30, 1998. The increase was a result of the growth of Plug Power's research and development activities focused on residential PEM fuel cell systems.

We expect to significantly increase our spending on research and development in order to bring our residential PEM fuel cell systems to the marketplace by 2001.

         General and Administrative. General and administrative expense includes compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, business development, information and legal services. General and administrative expenses increased to $1.7 million for the three months ended September 30, 1999 from $0.5 million for the three months ended September 30, 1999. The increase was primarily due to higher occupancy expenses in the three months ended September 30, 1999, as a result of the June 1999 real estate transaction, as further described below, combined with increased personnel cost and general expenses associated with expanding operations. We expect general and administrative expenses to increase as we prepare for sales of our residential fuel cell systems.

         Other Income. Other income consists principally of interest income earned on our cash and cash equivalents. Other income was $149,550 for the three months ended September 30, 1999 and $73,929 for the three months ended September 31, 1998.

         Equity in losses of affiliate. Equity in losses of affiliate of $411,802 is our proportionate share of the losses of GE Fuel Cell Systems ($130,552) and goodwill amortization ($281,250) for the three months ended September 30, 1999, which we account for under the equity method of accounting. See "Liquidity and Capital Resources - GE Fuel Cell Systems".

         Income Taxes. No benefit for federal and state income taxes has been reported in the financial statements because we were taxed as a partnership for all periods. Therefore, for the periods presented, the federal and state income tax benefits of our losses were recorded by our stockholders. Immediately before the Initial Public Offering on November 3, 1999, we merged into a C corporation and began accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", and are subject to an effective tax rate of approximately 40%. Had we applied the provisions of SFAS 109 since inception, the deferred tax asset generated, primarily from net operating loss carryforwards, would have been offset by a full valuation allowance. We believe any tax benefit resulting from expected operating losses occurring after our conversion to a C corporation will also have a full valuation allowance.

         Comparison of the Nine Months Ended September 30, 1999 and September 30, 1998

         Revenues. For the nine months ended September 30, 1999, our revenues where derived exclusively from cost reimbursement government contracts relating to the research and development of PEM fuel cell technology. These contracts provide for the partial recovery of direct and indirect costs from the specified government agency, generally requiring us to absorb from 25% to 50% of contract costs incurred. Contract revenues increased to $6.7 million for the nine months ended September 30, 1999 from $5.0 million for the nine months ended September 30, 1998. The increase was due to activity on two government contracts that were not in place in 1998 as activity began on these contracts during the first quarter of 1999.

         Cost of revenues. Cost of contract revenues includes compensation and benefits for the engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, material and supplies used and other general overhead costs directly allocable to specific government contracts. Cost of contract revenue was $9.8 million for the nine months ended September 30, 1999 as compared to $6.8 million for the nine months ended September 30, 1999. This increase relates to the additional staff and related support costs necessary to earn the additional contract revenue. The result was a loss on contracts of $3.1 million, for the nine months ended September 30, 1999 compared to a loss on contracts of $1.8 million for the nine months ended September 30, 1999.

         Research and Development. Research and development expense includes compensation and benefits for the engineering and related staff, expenses for contract engineers, material to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used, facility related costs, such as computer and network services and other general overhead costs. Research and development expenses increased to $13.9 million for the nine months ended September 30, 1999 from $3.5 million for the nine months ended September 30, 1998. The increase was a result of the growth of Plug Power's research and development activities focused on residential PEM fuel cell systems.

         General and Administrative. General and administrative expense includes compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, business development, information and legal services. General administrative expenses increased to $7.3 million for the nine months ended September 30, 1999 from $1.9 million for the nine months ended September 30, 1998. The increase was primarily due to a $2.3 million charge for non-cash stock-based compensation, a $1.9 million charge for the write-off of deferred rent, both further explained below, and higher occupancy expenses in the quarter ended September 30, 1999, as a result of the June 1999 real estate transaction explained below.

         The $2.3 million charge for non-cash stock-based compensation represents the aggregate fair value of stock granted to Mechanical Technology. Our original formation agreements provided for Mechanical Technology to earn non-cash credits relating to services it rendered prior to our formation in connection with securing future government contracts. Upon our formation, Mechanical Technology contributed its fuel cell operations to us and we received the right to these government contracts if ever awarded in the future. When these contracts were awarded to us, Mechanical Technology earned the non-cash credits, entitling it to receive 2,250,000 shares of common stock with a fair value at the time of grant of $2.3 million. Accordingly, we recognized $2.3 million in non-cash stock-based compensation expense during the first six months of 1999.

         In June 1999, we entered into a real estate purchase agreement with Mechanical Technology to acquire our current facility, a portion of which we previously leased from them. As a result, we wrote off deferred rent expense in the amount of $1.9 million. We originally recorded $2.0 million for deferred rent in October 1998, representing the value of a ten-year lease agreement with Mechanical Technology at favorable lease rates. See "Liquidity and Capital Resources - Capital Contributors by Initial Investors".

         Other Income. Other income consists principally of interest income earned on our cash and cash equivalents. Other income increased to $367,583 for the nine months ended September 30, 1999 from $115,401 for the nine months ended September 30, 1998. The increase was due to interest earned on higher balances of cash and cash equivalents available during the nine months ended September 30, 1999.

         Equity in losses of affiliate. Equity in losses of affiliate of $912,250 is our proportionate share of the losses of GE Fuel Cell Systems ($162,250) and goodwill amortization ($750,000) for the nine months ended September 30, 1999, which we account for under the equity method of accounting. See "Liquidity and Capital Resources - GE Fuel Cell Systems".

         Income Taxes. No benefit for federal and state income taxes has been reported in the financial statements because we were taxed as a partnership for all periods. Therefore, for the periods presented, the federal and state income tax benefits of our losses were recorded by our stockholders. Immediately before the Initial Public Offering on November 3, 1999, we merged into a C corporation and began accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", and are subject to an effective tax rate of approximately

40%. Had we applied the provisions of SFAS 109 since inception, the deferred tax asset generated, primarily from net operating loss carryforwards, would have been offset by a full valuation allowance. We believe any tax benefit resulting from expected operating losses occurring after our conversion to a C corporation will also have a full valuation allowance.


Liquidity and Capital Resources

         We have financed our operations through September 30, 1999 primarily from the sale of equity which provided us cash of $45.9 million. Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our residential fuel cell systems, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our fuel cell systems for worldwide residential use, to hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We believe our current cash balances, the net proceeds we received in connection with the closing of our Initial Public Offering ($93.4 million) in the fourth quarter of 1999 and the exercise of warrants and other purchase rights, immediately before the closing of the offering ($84.9 million), will provide us with sufficient capital to fund operations through 2001.

         As of September 30, 1999, we had total unrestricted and restricted cash and cash equivalents totaling $9.3 million. As a result of our purchase of real estate from Mechanical Technology, we were required to escrow $6.2 million of the $9.3 million in cash to secure the debt assumed on the purchase. Since inception, net cash used in operating activities has been $25.3 million and cash used in investing activities has been $11.3 million. For the reasons stated above, we expect that our cash requirements will increase in future periods.

         In June 1999 we entered into a real estate purchase agreement with Mechanical Technology to acquire approximately 36 acres of land, two commercial buildings, and a residential building located in Latham, New York. This property is the location of our current facilities and we are presently constructing our new production facility at this site.

         As part of the real estate transaction with Mechanical Technology, we assumed a $6.2 million letter of credit issued by KeyBank National Association for the express purpose of servicing $6.2 million of debt related to Industrial Development Revenue Boards issued by the Town of Colonie Industrial Development Agency. As consideration for the purchase, we issued 704,315 shares of common stock to Mechanical Technology, valued at $6.67 per share. The transaction closed in July 1999 and a receivable for membership interests of $4.7 million was recorded as shares subscribed as of June 30, 1999. In connection with this transaction, we wrote off deferred rent expense in the amount of $1.9 million during the first six months of 1999. This deferred rent expense related to a 10-year facilities lease, at a favorable lease rate, on one of the purchased buildings. In connection with the July 1999 closing, we agreed to lease some of the office and manufacturing space back to Mechanical Technology on a short-term basis, through November 1999.

         In June 1999, Edison Development purchased 704,315 shares of common stock for $4.7 million in cash under provisions of our original formation documents that allowed Edison Development and Mechanical Technology to maintain equal ownership percentage in Plug Power. This equity contribution was recorded as of June 30, 1999.

         As of September 30, 1999, Mechanical Technology had made aggregate cash contributions of $6.5 million plus non-cash contributions of $14.2 million, while Edison Development had made aggregate cash contributions of $20.7 million.

         In January 1999, we entered into an agreement with Mechanical Technology and Edison Development. Pursuant to this agreement, we had the right to require Edison Development and Mechanical Technology to contribute $7.5 million each in 1999 and $15.0 million each in 2000 in exchange for which each will receive common stock valued at $7.50 per share. In September 1999, we made a capital call of $4.0 million, and Mechanical Technology and Edison Development each contributed $2.0 million in cash in exchange for 266,667 shares of common stock. Mechanical Technology and Edison Development contributed the remaining $41.0 million immediately before the closing of the Initial Public Offering, in exchange for an aggregate of 5,466,666 shares of common stock.

         In February 1999, we entered into an agreement with GE On-Site Power to create GE Fuel Cell Systems, a joint venture owned 75% by GE On-Site Power and 25% by Plug Power, which is dedicated to marketing, selling, installing, and servicing Plug Power residential fuel cell systems on a worldwide basis (other than in the states of Illinois, Indiana, Michigan and Ohio).

         In connection with the formation of GE Fuel Cell Systems, we issued 2,250,000 shares of our common stock to GE On-Site Power in exchange for a 25% interest in GE Fuel Cell Systems. Of these, 750,000 shares vested immediately and the remaining 1,500,000 shares vested in August 1999. As of the date of issuance of such shares, we capitalized $11.3 million, the fair value of the shares issued, under the caption, "Investment in affiliate" in our financial statements.

         We also issued a warrant to GE On-Site Power to purchase 3,000,000 additional shares of common stock at a price of $12.50 per share. GE On-Site Power exercised this warrant immediately before the closing of the Initial Public Offering, for a total exercise price of $37.5 million in cash.

         General Electric has agreed to provide capital to GE Fuel Cell Systems, in the form of loans, to fund GE Fuel Cell Systems' commitment to purchase 485 pre-commercial systems during the period ending December 31, 2000. General Electric has also agreed to provide additional capital, in the form of a loan not to exceed $8.0 million, to fund GE Fuel Cell Systems' ongoing operations.

         In April 1999, Southern California Gas Company purchased 1,000,000 shares of common stock for $6.7 million and agreed to spend $840,000 for market research and services related to distributed power generation technologies, including PEM fuel cell systems. In the event Southern California Gas does not expend these amounts by April 2002, up to 111,851 previously issued shares may be returned. Additionally, Southern California Gas received a warrant to purchase an additional 350,000 shares of common stock at an exercise price of $8.50 per share. Southern California Gas exercised this warrant immediately before the closing of the Initial Public Offering, for a total exercise price of $3.0 million in cash.

         In February 1999, Michael J. Cudahy, a director of Plug Power, purchased 1,500,000 shares of common stock for a total of $10.0 million. In addition, Mr. Cudahy received a warrant to purchase 400,000 shares of common stock at a price of $8.50 per share. Mr. Cudahy exercised this warrant immediately before the Initial Public Offering for a total exercise price of $3.4 million in cash. In April 1999 an unrelated investor purchased 299,850 common shares for $2.0 million.

Year 2000 Readiness Disclosure

         The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The protections of this Act do not apply to claims under the anti-fraud provisions of the federal securities laws.

         Introduction

         The Year 2000 issue relates to the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems arise from hardware and software unable to distinguish dates in the "2000s" from dates in the "'1900s" and from other sources such as the use of special codes and conventions in software that make use of date fields. These problems could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in other normal business activities. The Year 2000 issue may pose additional problems due to the fact the Year 2000 issue may pose additional problems due to the fact that Year 2000 is a leap year and some computers and programs may fail to recognize the extra day.

         Our State of Readiness

         We have completed a review and evaluation of the potential impact that the change in the date to the Year 2000 will have on our computer systems. As a result of this review, we have determined that all of our major computer systems are able to recognize and appropriately process dates commencing in the Year 2000. Our computer systems are based upon commercial personal computer-based software packages. All such software packages have been examined for their compliance and appropriate upgrades are being purchased and installed. Existing personal computer systems that are not Year 2000 compliant are scheduled for replacement prior to the end of 1999. We have also completed a review and assessment to identify all other computer-related systems and time dependent processes and have determined that all of our business critical systems have been verified to be Year 2000 compliant. New systems acquired during 1999 have also been reviewed to verify that they are Year 2000 compliant.

         Cost to Address Year 2000 Issues

         Our historical costs to assess our Year 2000 readiness have been negligible. We are not currently able to estimate the final aggregate cost of addressing the Year 2000 issue because funds may be required as a result of future findings. The majority of the costs required to complete our Year 2000 compliance process will be incurred as part of our normal capital asset acquisition program and would have been incurred without consideration of Year 2000 issues. We do not expect these costs to have a material adverse effect on our business financial results.

         Risks Presented by Year 2000 Issues

         Computer systems are also used to operate and monitor our fuel cell systems. However, due to the early stage of commercialization of our fuel cell systems, any potential failures of our test and evaluation systems related to the Year 2000 are not expected to have a material impact on our product development or commercialization schedule. During mid-1999, all key suppliers received a copy of our Year 2000 compliance questionnaire. To date approximately 75% have replied that they are or will be compliant prior to Year 2000. We are re-contacting supplies that have not yet responded. We plan to have responses from all key suppliers by the end of 1999. We ask all new suppliers to confirm their year 2000 compliance. We are contacting all suppliers of equipment and services that may be date- and time-sensitive to verify that their products and equipment will meet with Year 2000 standards. We are unable to fully assess the state of Year 2000 readiness of our suppliers and customers. Given our current development state and our pilot scale production volumes, we do not anticipate that Year 2000 related difficulties in third parties will have a material impact on our business activities or prospects.

         Our Contingency Plan

         We do not have, but will continue to evaluate the need for, a contingency plan for business risks that might result from Year 2000-related events. As we progress with our Year 2000 readiness plan and identify specific risk areas, we intend to implement appropriate remedial actions and contingency plans.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes new standards for the way companies report information about operating segments in annual financial statements. The disclosures prescribed by SFAS 131 are effective for the year ended December 31, 1998. We do not believe we operate in more than one segment.

Quantitative and Qualitative Disclosures About Market Risk

         We invest our excess cash in interest-bearing, investment-grade securities that we hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Forward-looking Statements

         This Form 10-Q contains forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including product development delays, changing governmental regulations, the ability to attract and retain employees and business partners, future levels of government funding, competition from other manufacturers of fuel cell systems and from other existing and advanced power technologies, evolving markets for generating electricity and power, the ability to provide the capital required for product development, operations and marketing, and Year 2000 readiness. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Part II - Other Information

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

On November 8, 1999, we received correspondence from counsel to DCT, Inc. alleging, among other things, that we misappropriated from DCT business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems, and that we breached certain contractual obligations to DCT. The correspondence threatens litigation against us as well as Edison Development Corporation, DTE Energy Company, The Detroit Edison Company and Mechanical Technology Incorporated. We believe that the allegations made against us are without merit and we intend to vigorously defend any litigation which may be filed against us with regard to this matter, but the ultimate outcome of any litigation is of course uncertain. As a result of the allegation we filed a Form 8-K with the Securities and Exchange Commission on November 16, 1999.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

(1) The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was October 28, 1999, and the Commission file number assigned to the registration statement is 333-86089.

(2)   The offering commenced as of October 29, 1999.

(3)   The offering did not terminate before any securities were sold.

(4)   (i)   As of the date of the filing of this report, the offering has terminated and approximately 6,782,900 of the securities registered were sold.

      (ii) The names of the managing underwriters are Goldman, Sachs & Co., Hambrecht & Quist, Merrill Lynch & Co. and FAC/Equities.

      (iii) The Company's Common Stock, par value $0.01 per share, was the class of securities registered.

      (iv) The Company registered up to a maximum aggregate offering price of $117,300,000 pursuant to Rule 457(o) of the Securities Act 6,782,900 shares were sold, including 782,900 pursuant to the underwriters' exercise of their overallotment option, for an aggregate offering price of $101,743,500.

      (v) From October 29, 1999 to the date hereof, the amount of expenses incurred by the Company in connection with the issuance and distribution of the securities is approximately $8.1 million, which consisted of direct payments of: (i) $0.8 million in legal, accounting and printing fees; (ii) $7.1 million in underwriters discount, fees and commissions; and (iii) $0.2 million in miscellaneous expenses. No payments for such expenses were made to
            (i) any of the Company's directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of equity securities of the Company or (iii) the Company's affiliates, except as noted below.

            FAC/Equities, a co-manager of the offering, is a division of First Albany Corporation, whose parent is First Albany Companies, Inc. First Albany owns approximately 34.0% of the outstanding common stock of Mechanical Technology Incorporated which in turn beneficially owns approximately 32.5% of Plug Power Inc.

      (vi) The net offering proceeds to the Company after deducting its total expenses is expected to be $93.4 million. We also received $84.9 million from the issuance of 9,216,666 share of common stock upon the exercise of outstanding warrants and other purchase rights immediately before the offering.

      (vii) The uses of proceeds are not expected to be materially different from the use of proceeds described in the Company's prospectus. (i) approximately $20.0 million will be used for capital equipment, facilities and other capital expenditures and (ii) approximately $158.3 million will be used for general corporate purposes, including working capital, funds for operations, research and development, market development and capital expenditures after the year 2000 and potential acquisitions.

C)    Sales of Unregistered Securities

            In September 1999, the Company sold to each of Mechanical Technology Incorporated and Edison Development Corporation 266,667 shares of common stock for $2.0 million in cash. The transaction was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

A) On August 16, 1999, Plug Power, LLC, as the sole shareholder of Plug Power Inc., by unanimous written consent, elected as directors of Plug Power Inc. the following people: Anthony Earley, Michael Cudahy, George McNamee, Walter Robb, and Larry Garberding. Gary Mittleman, previously the sole director of Plug Power Inc. continued as director.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A)    Exhibits.

      1.1   Underwriting Agreement. *

      2.1 Agreement and Plan of Merger by and between Plug Power and Plug Power, LLC, a Delaware limited liability company, dated as of October 7, 1999. *

      3.1   Amended and Restated Certificate of Incorporation of Plug
            Power. *

      3.2   Amended and Restated By-laws of Plug Power. *

      4.1 Specimen certificate for shares of common stock, $.01 par value, of Plug Power. *

      10.1 Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, LLC, dated February 3, 1999, between GE On-Site Power, Inc. and Plug Power, LLC *

      10.2 Contribution Agreement, dated as of February 3, 1999, by and between GE On-Site Power, Inc. and Plug Power, LLC. *

      10.3 Trademark and Trade Name Agreement, dated as of February 2, 1999, between General Electric Company and GE Fuel Cell Systems, LLC. *

      10.4 Trademark Agreement, dated as of February 2, 1999, between Plug Power LLC and GE Fuel Cell Systems, LLC. *

      10.5 Distributor Agreement, dated as of February 2, 1999, between GE Fuel Cell Systems, LLC and Plug Power, LLC. *

      10.6 Side letter agreement, dated February 3, 1999, between General Electric Company and Plug Power LLC. *

      10.7 Mandatory Capital Contribution Agreement, dated as of January 26, 1999, between Edison Development Corporation, Mechanical Technology Incorporated and Plug Power, LLC and amendments thereto, dated August 25, 1999 and August 26, 1999. *

      10.8 LLC Interest Purchase Agreement, dated as of February 16, 1999, between Plug Power, LLC and Michael J. Cudahy. *

      10.9 Warrant Agreement, dated as of February 16, 1999, between Plug Power, LLC and Michael J. Cudahy and amendment thereto, dated July 26, 1999. *

      10.10 LLC Interest Purchase Agreement, dated as of February 16, 1999, between Plug Power, LLC and Kevin Lindsey. *

      10.11 LLC Interest Purchase Agreement, dated as of April 1, 1999, between Plug Power, LLC and Antaeus Enterprises, Inc. *

      10.12 LLC Interest Purchase Agreement, dated as of April 9, 1999, between Plug Power, LLC and Southern California Gas Company. *

      10.13 Warrant Agreement, dated as of April 9, 1999, between Plug Power, LLC and Southern California Gas Company and amendment thereto, dated August 26, 1999. *

      10.14 Agreement, dated as of June 26, 1997, between the New York
            State Energy Research and Development Authority and Plug Power LLC, and amendments thereto dated as of December 17, 1997 and March 30, 1999. *

      10.15 Agreement, dated as of January 25, 1999, between the New York State Energy Research and Development Authority and Plug Power LLC. *

      10.16 Agreement, dated as of September 30, 1997, between Plug Power LLC and the U.S. Department of Energy. *

      10.17 Cooperative Agreement, dated as of September 30, 1998, between the National Institute of Standards and Technology and Plug Power, LLC, and amendment thereto dated May 10, 1999. *

      10.18 Joint venture agreement, dated as of June 14, 1999 between Plug Power, LLC, Polyfuel, Inc., and SRI International. *

      10.19 Cooperative Research and Development Agreement, dated as of February 12, 1999, between Plug Power, LLC and U.S. Army Benet Laboratories. *

      10.20 Nonexclusive License Agreement, dated as of April 30, 1993, between Mechanical Technology Incorporated and the Regents of the University of California. *

      10.21 Development Collaboration Agreement, dated as of July 30, 1999, by and between Joh. Vaillant GMBH. U. CO. and Plug Power, LLC. *

      10.22 Agreement of Sale, dated as of June 23, 1999, between Mechanical Technology, Incorporated and Plug Power LLC. *

      10.23 Assignment and Assumption Agreement, dated as of July 1, 1999, between the Town of Colonie Industrial Development Agency, Mechanical Technology, Incorporated, Plug Power, LLC, KeyBank, N.A., and First Albany Corporation. *

      10.24 Replacement Reimbursement Agreement, dated as of July 1, 1999, between Plug Power, LLC and KeyBank, N.A. *

      10.25 1997 Membership Option Plan and amendment thereto dated September 27, 1999. *

      10.26 Trust Indenture, dated as of December 1, 1998, between the Town of Colonie Industrial Development Agency and Manufacturers and Traders Trust Company, as trustee. *

      10.27 Distribution Agreement, dated as of June 27, 1997, between Plug Power, LLC and Edison Development Corporation and amendment thereto dated September 27, 1999. *

      10.28 Agreement, dated as of June 27, 1999, between Plug Power, LLC and Gary Mittleman. *

      10.29 Agreement, dated as of June 8, 1999, between Plug Power, LLC and Louis R. Tomson. *

      10.30 Agreement, dated as of August 6, 1999, between Plug Power, LLC and Gregory A. Silvestri. *

      10.31 Agreement, dated as of August 12, 1999, between Plug Power, LLC and William H. Largent. *

      10.32 Agreement, dated as of August 20, 1999, between Plug Power, LLC and Dr. Manmohan Dhar.*

      10.33 1999 Stock Option and Incentive Plan. *

      10.34 Employee Stock Purchase Plan. *

      10.35 Agreement, dated as of August 27, 1999, by Plug Power, LLC, Plug Power Inc., GE On-Site Power, Inc., GE Power Systems Business of General Electric Company, and GE Fuel Cell Systems, L.L.C. *

      10.36 Registration Rights Agreement to be entered into by the Registrant and the stockholders of the Registrant. *

      10.37 Registration Rights Agreement to be entered into by Plug Power, L.L.C. and GE On-Site Power, Inc. *

      23.1 Consent of Goodwin, Procter & Hoar LLP (included in Exhibit 5.1 hereto). *

      23.2  Consent of PricewaterhouseCoopers LLP. *

      24.1  Powers of Attorney (included on signature page). *

      * Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-86089)

      27.1  Financial Data Schedule

B)    Reports on Form 8-K.

            None.


Signature
----------

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PLUG POWER INC.


Date:    December 13, 1999                  by: /s/ Gary Mittleman
                                                -------------------------
                                                Gary Mittleman
                                                Chief Executive Officer


                                            by: /s/ William H. Largent
                                                -------------------------
                                                William Largent
                                                Chief Financial Officer