Form 10-K405
period 1999-12-31
PLUG POWER INC
filed 2000-03-30
CIK 1093691

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT

  For the transition period from to

                        COMMISSION FILE NUMBER: 0-27527

                                PLUG POWER INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                      22-3672377
                  --------                                      ----------
        (State or other jurisdiction                  (I.R.S. Identification Number)
      of incorporation or organization)

                968 ALBANY-SHAKER ROAD, LATHAM, NEW YORK 12110
         (Address of principal executive offices, including zip code)

                                (518) 782-7700
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $.01 per share.

   Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [X]

   As of March 22, 2000, 43,096,393 shares of the Registrant's Common Stock were issued and outstanding. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing sale price of $109.25 on the Nasdaq National Market on March 22, 2000, was $923,914,483.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement relating to the Registrant's Annual Meeting of stockholders to be held on May 24, 2000 are incorporated by reference into Part III of this report to the extent described therein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Overview

   We are a designer and developer of on-site electricity generation systems utilizing proton exchange membrane (PEM) fuel cells for residential applications. Our residential fuel cell system will be an appliance, initially about the size of a refrigerator, that will produce electricity through a clean, efficient process without combustion. Our system will receive fuel from a home's existing natural gas line or propane tank, convert the fuel into a hydrogen-rich stream, and then combine it with oxygen from the air in a chemical reaction that produces electric power. Our initial residential systems will be designed to supply 7 kW of baseload power, 10 kW of peak power, and 15 kW of surge load capacity, which will provide the full electricity needs of a home, although the home can remain connected to the electric grid for back-up purposes. We plan to bring our first residential fuel cell systems to market in 2001, and, by 2003, we expect to offer different model sizes designed to meet the specific power needs of various market segments.

   We were formed in June 1997 as a joint venture between Mechanical Technology Incorporated and Edison Development Corporation to further the development of fuel cells for electric power generation in residential and other applications. At formation, Mechanical Technology contributed its fuel cell business, including 22 people, intellectual property, equipment, facilities and government contracts and grants related to automotive fuel cell research, while Edison Development contributed cash, expertise in distributed generation and the marketplace presence to distribute and sell fuel cell systems for residential applications.

   In November 1999, we completed an initial public offering of 6,782,900 shares of common stock, including 782,900 shares pursuant to the underwriters' exercise of their over-allotment option, (the "Offering") at an offering price of $15.00 per share.

Fuel Cells and Fuel Cell Systems

   A fuel cell is a device that combines hydrogen, derived from a fuel such as natural gas, propane, methanol or gasoline, and oxygen from the air to produce electric power without combustion. Plug Power fuel cells consist principally of two electrodes, the anode and the cathode, separated by a polymer electrolyte membrane. Each of the electrodes is coated on one side with a platinum-based catalyst. Hydrogen fuel is fed into the anode and air enters through the cathode. Induced by the platinum catalyst, the hydrogen molecule splits into two protons and two electrons. The electrons are conducted around the membrane creating an electric current and the protons from the hydrogen molecule are transported through the polymer electrolyte membrane and combine at the cathode with the electrons and oxygen from the air to form water and produce heat.

   To obtain the desired level of electric power, individual fuel cells are combined into a fuel cell stack. Increasing the number of fuel cells in a stack increases the voltage, while increasing the surface area of each fuel cell increases the current. Our initial residential systems will provide 7kW of baseload power, 10kW of peak power and 15kW of surge load capacity.

   The components and subsystems of our fuel cell systems include a fuel reformer or processor, a fuel cell stack, a power conditioner or inverter, a fuel supply subsystem, an air supply subsystem, a water management loop, a thermal loop, a thermal management system, a microprocessor-based control unit and a battery.

Product Development and Commercialization


   To date, we have achieved the following major milestones along our product development and commercialization schedule:

 Date                                       Milestone
 ----                                       ---------
 June 1998...... Powered a three-bedroom home with a hydrogen-fueled residential fuel cell system
 November 1998.. Demonstrated a methanol-fueled residential fuel cell system
 December 1998.. Selected to design and manufacture 80 test and evaluation residential fuel cell systems for the State of New York for installation at various test sites over the next two years
 December 1998.. Demonstrated a natural gas-fueled residential fuel cell system
 February 1999.. Entered into an agreement with GE MicroGen, Inc. (formerly, GE
                  On-Site Power) to distribute and service our residential fuel cell systems
 June 1999...... Hired our 250th employee, up from 22 employees at inception
 August 1999.... Powered a three-bedroom home with a residential fuel cell system connected to its existing natural gas pipeline
 December 1999.. Completed 52nd fuel cell system. Of these systems, 37 have been built to run on natural gas and 15 to operate on
                  simulated fuel.
 February 2000.. Acquired intellectual property and assets related to fuel processor development from Gastec.
 February 2000.. Completed construction of a state-of-the-art, 50,000 square foot manufacturing facility in Latham, New York
 March 2000..... Entered into a joint development agreement with Joh. Vaillant
                  GmbH u. Co. to develop a combined furnace, hot water heater and fuel cell system.
 March 2000..... Acquired an ownership interest in Advanced Energy Systems power electronics technology.
 March 2000..... Filed our 63rd patent application relating to fuel cell technology, system designs and manufacturing processes

   We are implementing our product development plan in four phases. Our cash requirements during this time period will depend on numerous factors, including the progress of our product commercialization activities, and the pace at which we hire and train our production staff, develop and expand our manufacturing capacity and expand our research and development activities. We believe that our current cash balances will provide us with sufficient capital to fund operations through the end of the first half of 2001.

  . Phase 1--Research, Development and Engineering. Our 50,000 square foot research and development facility contains over 90 test stations where we conduct design optimization and verification testing, rapid-aging testing, failure mode and effects analysis, multiple technology evaluations, and endurance testing in our effort to accelerate the development and commercialization of our fuel cell systems. In 1999, we focused on developing and testing residential fuel cell systems, both in the laboratory and at selected test sites, to obtain data that can help us advance the design and construction of low-cost systems. We are selecting suppliers to provide components and subsystems for our pre-commercial and commercial systems on a long-term basis. During 1999, we produced 52 test and evaluation systems built to run on natural gas and simulated natural gas reformate to test different system design elements. These systems are evaluated in our laboratories and at selected test sites. Based on the data we obtain from these field trials, we will determine the final design of our pre-commercial product.

  . Phase 2--Pre-Commercial Testing. In year 2000, we expect to begin small-scale production of our pre-commercial systems. GE Fuel Cell Systems, LLC, a joint venture owned 75% by GE MicroGen, Inc. (formerly GE On-Site Power) and 25% by Plug Power, has committed to purchase 485 of these systems and is expected to place them with its local market distribution partners. All of these partners will be expected to participate in field trials and evaluations designed to test system design and performance, as well as customer preferences. We intend to use this data to optimize product design and speed commercialization and mass market acceptance. During this period we also expect to complete development of a propane-fueled system.

  . Phase 3--Manufacturing and Commercialization. In 2001, we intend to begin producing our first commercial fuel cell systems for residential use. These systems will include any necessary modifications identified during pre-commercial testing. During this period, we also intend to expand our manufacturing capabilities, beginning large scale commercial production while continuing to refine our manufacturing processes.

  . Phase 4--Next Generation Models. In 2003, when we expect to have achieved mass market production of our basic systems, we intend to produce new models offering enhanced features, including models with co-generation capabilities. In March 2000, we entered into a joint development agreement with Joh. Vaillant GmbH u. Co. and GE MicroGen to develop a combined furnace, hot water heater and fuel cell system that will provide both heat and electricity for the home. Vaillant is a leading European heating technology company and offers its customers a complete range of products for central heating and hot water.

Manufacturing

   Our goal is to mass manufacture reliable and safe residential fuel cell systems at affordable cost for mass market consumption. We are focusing our efforts on overall system design, component and subsystem integration, assembly, and quality control processes. We have also begun to establish a manufacturing infrastructure by hiring assembly and related support staff, installing a new management information system, and developing our manufacturing processes, including defining work centers and related responsibilities. In February 2000, we completed construction of our 50,000 square foot manufacturing facility, adjacent to our development laboratories, that will allow us to begin manufacturing of our pre-commercial and initial commercial systems.

   We plan to utilize third-party suppliers who, with our assistance, can design, develop and/or manufacture subsystems and components that achieve our cost and reliability targets. We plan to perform significant quality testing before we integrate any third-party subsystems and components into our final assembled fuel cell system. As we move toward the commercialization stage we will begin to shift our focus from research and development to high volume production.

   Based on our commercialization plan, we anticipate that our existing facilities and our new manufacturing plant will provide sufficient capacity through 2001, and that we will need to develop or build additional capacity in order to achieve mass market production by 2003.

Distribution and Marketing

   In February 1999, we entered into an agreement with GE MicroGen, Inc. (formerly GE On-Site Power) to create GE Fuel Cell Systems, LLC, a joint venture owned 75% by GE MicroGen and 25% by Plug Power, which is dedicated to marketing, selling, installing and servicing Plug Power fuel cell systems. Plug Power will serve as GE Fuel Cell Systems' exclusive worldwide supplier of fuel cell systems designed for residential and commercial applications under 35kW. We believe that most residential applications and many small commercial applications require less than 35kW. GE Fuel Cell Systems will have the exclusive worldwide rights to market, distribute, install and service our systems (other than in the states of Illinois, Indiana, Michigan and Ohio, in which Edison Development will be our exclusive distributor). Under this arrangement, we will sell our systems directly to GE Fuel Cell Systems, which, in turn, will identify qualified resellers who can distribute and service these systems. Plug Power systems sold through GE Fuel Cell Systems will be co-branded with both the General Electric and Plug Power names and trademarks, and may also carry the brand of the local reseller.

   Potential GE Fuel Cell Systems' resellers include natural gas distributors, propane distributors, rural electric cooperatives, electric utilities and new market entrants such as gas and power marketers, unregulated affiliates of utilities, appliance distributors and energy service companies.

   Potential reseller agreements will be aimed at requiring distributors to purchase fuel cell systems only from GE Fuel Cell Systems and to commit to minimum purchase requirements. To date, GE Fuel Cell Systems has entered into memoranda of understanding with potential resellers, including NJR Energy Holdings Corporation, an affiliate of New Jersey Natural Gas Company, and Flint Energies, a Georgia-based rural electric cooperative. We expect GE Fuel Cell Systems to enter into similar arrangements with selected resellers around the world.

   Together with GE Fuel Cell Systems, we have conducted a preliminary evaluation of target markets and potential customers, taking into account such factors as average household electricity usage, ability to pay, power availability and quality, availability of fuel, the prices of electricity and natural gas, penetration of competing distributed generation technologies, new capacity requirements and the cost of new capacity additions. Based on this evaluation, we intend to target the following market segments during 2001 and 2002 for our first commercial fuel cell systems: homes served by rural electric cooperatives, homes in urban and suburban load pockets, high-consumption households, owners and builders of remote homes and dissatisfied utility customers.

   After introducing our first commercial systems in 2001 to our targeted early markets, we believe that we will gain the experience and capabilities necessary to lower the estimated price of our systems to consumers to approximately $3,000 to $5,000, subject to market demand, expanding our manufacturing capacity and, through GE Fuel Cell Systems, extending our sales efforts. Our targeted mass market segments will include: homes utilizing natural gas, new homes and homes in countries with inadequate or no existing electric power infrastructure.

Installation, Servicing and Maintenance

   We plan to design our fuel cell systems to last approximately 15 to 20 years, with major component maintenance and replacements scheduled to occur every four to seven years. Items such as air filters will require annual replacement. GE Fuel Cell Systems has committed to provide complete product support for Plug Power systems through its own service structure, reseller service network, and contracts with third party service providers.

   GE Fuel Cell Systems' service program is expected to be closely coordinated with the introduction of Plug Power's fuel cell systems, so that a sufficient level of installation, maintenance, and customer support service will be available in all areas where our systems are sold. We also expect that GE Fuel Cell Systems will provide the warranty service for our products according to terms to be mutually agreed upon by Plug Power and GE Fuel Cell Systems. We expect that GE Fuel Cell Systems' service plan will be completed and the requisite service contracts in place prior to the release of our commercial units.

Proprietary Rights

   Fuel cell technology has existed since the 19th century, and PEM fuel cells were first developed in the 1950s. Consequently, we believe that neither we nor our competitors can achieve a significant proprietary position on the basic technologies used in fuel cell systems. However, we believe the design and integration of the system and system components, as well as some of the low-cost manufacturing processes that we have developed, can be protected.

   To date, we have 10 issued patents and 53 patents pending. These patents cover, among other things, fuel cell components that reduce manufacturing part count, fuel cell system designs that lend themselves to mass manufacturing, improvements to fuel cell system efficiency, reliability, and longer system life, and control strategies, such as added safety protections and operation under extreme conditions. Each of our employees has agreed that all inventions made or conceived while an employee of Plug Power which are related to or result from work or research that Plug Power performs will remain the sole and exclusive property of Plug Power, whether patented or not.

Competition

   There are a number of companies located in the United States, Canada and abroad that are developing PEM fuel cell technology. Ballard Power Systems Inc., a publicly traded company located in Vancouver, British Columbia, has been developing PEM fuel cell technology since the mid-1980s and has attracted substantial funding from a number of partners, including DaimlerChrysler AG and Ford Motor Company. A number of major automotive and manufacturing companies also have in-house PEM fuel cell development efforts, including International Fuel Cells Corporation, a subsidiary of United Technologies Corporation. In addition, we believe approximately 10 companies have established residential fuel cell system development programs.

   We also compete with companies that are developing other types of fuel cells. There are four types of fuel cells other than PEM fuel cells that are generally considered to have viable commercial applications: phosphoric acid fuel cells, molten carbonate fuel cells, solid oxide fuel cells and alkaline fuel cells. Each of these fuel cells differs in the component materials, as well as in its overall operating temperature.

   Our systems will also compete with other distributed generation technologies, including microturbines and reciprocating engines, available at prices competitive with existing forms of power generation. Our systems will also compete with solar and wind-powered systems.

   Once we begin selling our systems, we intend to compete primarily on the basis of cost, reliability, efficiency and environmental considerations.

Government Regulation

   We do not believe that we will be subject to existing federal and state regulatory commissions governing traditional electric utilities and other regulated entities. We do believe that our product and its installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. Such regulation may depend, in part, upon whether a system is placed outside or inside a home. At this time, we do not know which jurisdictions, if any, will impose regulations upon our product or installation. We also do not know the extent to which any existing or new regulations may impact our ability to distribute, install and service our product. Once our product reaches the commercialization stage and we begin distributing our systems to our target early markets, federal, state or local government entities or competitors may seek to impose regulations.

Employees

   As of December 31, 1999, we had a total staff of approximately 315, including approximately 295 full-time employees, of which approximately 175 were engineers, scientists, and other degreed professionals. We consider our relations with our employees to be good.

Risk Factors

   This Annual Report on Form 10-K contains forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including the risks described below.

 We have only been in business for a short time and your basis for evaluating us is limited

   We were formed in June 1997 to further the research and development of residential fuel cell systems. We do not expect to have a commercially viable product until at least 2001. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects. An investor in our common stock should consider the challenges, expenses and difficulties that we will face as a development stage company seeking to develop and manufacture a new product.

 We have incurred losses and anticipate continued losses through at least 2003

   As of December 31, 1999, we had an accumulated deficit of $49.0 million. We have not achieved profitability and expect to continue to incur net losses until we can produce sufficient revenues to cover our costs. We expect the cost to produce our pre-commercial systems to be higher than their sales price under the terms of our distribution arrangements with GE Fuel Cell Systems and Edison Development. Furthermore, even if we achieve our objective of bringing our first commercial product to market in 2001, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our residential fuel cell systems to the mass market, which we do not expect to occur until after 2002. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

 We may never complete the research and development of a commercially viable residential fuel cell system

   We do not know when or whether we will successfully complete research and development of a commercially viable residential fuel cell system. We have produced and are currently demonstrating a number of test and evaluation systems and are continuing our efforts to decrease the costs of our systems' components and subsystems, improve their overall reliability and efficiency, and ensure their safety. However, we must complete substantial additional research and development on our systems before we will have a commercially viable product. In addition, while we are conducting tests to predict the overall life of our systems, we will not have run our systems over their projected useful life prior to commercialization.

 A mass market for residential fuel cell systems may never develop or may take longer to develop than we anticipate

   Fuel cell systems for residential use represent an emerging market, and we do not know whether our targeted distributors and resellers will want to purchase them or whether end-users will want to use them. If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our product and may be unable to achieve profitability. The development of a mass market for our systems may be impacted by many factors which are out of our control, including: the cost competitiveness of fuel cell systems; the future costs of natural gas, propane and other fuels used by our systems; consumer reluctance to try a new product; consumer perceptions of our systems' safety; regulatory requirements; and the emergence of newer, more competitive technologies and products.

 We have no experience manufacturing residential fuel cell systems on a commercial basis

   To date, we have focused primarily on research and development and have no experience manufacturing fuel cell systems for the residential market on a commercial basis. We recently completed construction of our 50,000 square foot manufacturing facility and are continuing to develop our manufacturing capability and processes. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our residential fuel cell systems. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our distributors or customers.

 We are heavily dependent on our relationship with GE Fuel Cell Systems and General Electric's commitment to develop the residential fuel cell market

   Substantially all of our revenue for the foreseeable future will be derived from sales of our products to GE Fuel Cell Systems. We have granted to GE Fuel Cell Systems exclusive worldwide rights to market, distribute, install and service Plug Power fuel cell systems designed for residential and commercial applications under 35 kW (other than the states of Illinois, Indiana, Michigan and Ohio, in which Edison Development has exclusive distribution rights). Under our distribution agreement, we will sell our systems directly to GE Fuel Cell Systems, which, in turn, will seek to sell them to selected resellers. We are also obligated under an amendment to our agreement to purchase $12.0 million of technical support services from General Electric during the next three years. Our distribution agreement expires in 2009, although General Electric may terminate the agreement earlier if, among other reasons, we fail to do any of the following: remain in material compliance with the development schedule toward a January 1, 2001 product release; produce competitive commercial fuel cell systems; meet commercial production and cost requirements; produce systems that comply with regulatory requirements; or obtain all necessary approvals and certifications for our systems.

   Our ability to sell our systems to the mass market is heavily dependent upon General Electric's worldwide sales and distribution network and service capabilities. Even though we own a minority interest in GE Fuel Cell Systems, we cannot control its operations or business decisions. Any change in our relationship with General Electric, whether as a result of market, economic, or competitive pressures, including any decision by General Electric to alter its commitment to our fuel cell technology in favor of other fuel cell technologies, to develop fuel cell systems targeted at different markets than ours or to focus on different energy product solutions could harm our potential earnings by depriving us of the benefits of General Electric's worldwide sales and distribution network and service capabilities.

 We may not meet our product development and commercialization milestones

   We have established internal product development and commercialization milestones and dates for achieving development goals related to technology and design improvements. We use these internal milestones to assess our progress toward developing a commercially viable residential fuel cell system. For example, we established a milestone date of June 1998 for powering a home with a hydrogen-fueled residential fuel cell system and established a milestone date of October 1998 for demonstrating a methanol-fueled system and a natural gas-fueled system. While we successfully powered a three-bedroom home in June 1998 using a hydrogen-fueled system, our demonstration of the methanol-fueled system did not occur until November 1998 and our demonstration of the natural gas-fueled system did not occur until December 1998, in each case due to our increased focus during that period on growing our work force and expanding our physical plant and scope of operations. Neither of these delays, nor any other missed milestone, has had any material impact on our commercialization schedule to date. While we have been aggressive in setting our internal milestones and have been generally successful in meeting them, if we do experience delays in meeting our development goals or if our systems exhibit technical defects or are unable to meet cost or performance goals, including power output, useful life and reliability, our commercialization schedule could be delayed beyond 2001. In such event, potential purchasers of our initial commercial systems may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot guarantee that we will successfully achieve our milestones in the future.

 We are dependent on third party suppliers for the development and supply of key components for our products

   While we have recently entered into relationships with suppliers of our key components, we do not know when or whether we will secure relationships with suppliers of all required components and subsystems for our fuel cell systems, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations, or financial condition could be harmed if we fail to secure relationships with entities who will supply the required components for our systems.

   Once we establish relationships with third party suppliers, we will rely on them to provide components for our fuel cell systems. A supplier's failure to develop and supply components in a timely manner, or to supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our fuel cell systems. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

 We face intense competition and may be unable to compete successfully

   The markets for electricity are intensely competitive. There are many companies engaged in all areas of traditional and alternative electric power generation in the United States, Canada and abroad, including, among others, major electric, oil, chemical, natural gas, and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. These firms are engaged in forms of power generation such as solar and wind power, reciprocating diesel engines and microturbines as well as grid-supplied electricity. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do.

   There are a number of companies located in the United States, Canada, and abroad that are developing PEM fuel cell technology. We also compete with companies that are developing applications, residential and otherwise, using other types of fuel cells. Some of our competitors are much larger than we are. If these larger competitors decide to focus on the development of residential fuel cell systems, they have the manufacturing, marketing, and sales capabilities to complete research, development and commercialization of a commercially viable residential fuel cell system more quickly and effectively than we can.

 Changes in government regulations and electric utility industry restructuring may affect demand for our fuel cell systems

   The market for electricity generation products is heavily influenced by federal and state governmental regulations and policies concerning the electric utility industry. The loosening of current regulatory standards could deter further investment in the research and development of alternative energy sources, including fuel cells, and could result in a significant reduction in the potential market demand for our products. We cannot predict how the deregulation and restructuring of the industry will affect the market for residential fuel cell systems.

 Our business may become subject to future government regulation which may impact our ability to market our product

   We do not believe that our product will be subject to existing federal and state regulations governing traditional electric utilities and other regulated entities. We do believe that our product and its installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. Such regulation may depend, in part, upon whether a fuel cell system is placed outside or inside a home. At this time, we do not know which jurisdictions, if any, will impose regulations upon our product. We also do not know the extent to which any existing or new regulations may impact our ability to distribute, install and service our product. Once our product reaches the commercialization stage and we begin distributing our systems to our target early markets, federal, state or local government entities or competitors may seek to impose regulations. Any new government regulation of our product, whether at the federal, state or local level, including any regulations relating to installation and servicing of our products, may increase our costs and the price of our systems, and may have a negative impact on our revenue and profitability, and therefore, harm our business, prospects, results of operations, or financial condition.

 Utility companies could place barriers on our entry into the marketplace

   Utility companies commonly charge fees to industrial customers for disconnecting from the grid, for using less electricity, or for having the capacity to use power from the grid for back-up purposes. Though these fees are not currently charged to residential users, it is possible that utility companies could in the future charge similar fees to residential customers. The imposition of such fees could increase the cost to residential customers of using our systems and could make our systems less desirable, thereby harming our revenue and profitability.

 Alternatives to our technology could render our systems obsolete prior to commercialization

   Our system is one of a number of alternative energy products being developed today as supplements to the electric grid that have potential residential applications, including microturbines, solar power and wind power, and other types of fuel cell technologies. Improvements are also being made to the existing electric transmission system. Technological advances in alternative energy products, improvements in the electric grid or other fuel cell technologies may render our systems obsolete.

 The hydrocarbon fuels on which our systems rely may not be readily available or available on a cost-effective basis

   Our systems' ability to produce electricity depends on the availability of natural gas and propane. If these fuels are not readily available to the mass market, or if their prices are such that electricity produced by our systems costs more than electricity provided through the grid, our systems would be less attractive to potential users.

 Our residential fuel cell systems use flammable fuels which are inherently dangerous substances

   Our residential fuel cell systems will utilize natural gas or propane in a catalytic reaction which produces less heat than a typical gas furnace. While our fuel cell system does not use these fuels in a combustion process, natural gas and propane are flammable fuels that could leak in a home and combust if ignited by another source. These dangers are present in any home appliance that uses natural gas or propane, such as a gas furnace, stove or dryer. Since our fuel cell systems are a new product, any accidents involving our systems or other fuel cell-based products could impede demand for our products.

 We may be unable to raise additional capital to complete our product development and commercialization plans

   Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities or the development of our manufacturing capabilities. We believe it is likely we will need to raise additional funds to achieve full commercialization of our product. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to pursue our commercialization plans through the mass market stage.

 We may have difficulty managing the expansion of our operations

   We are undergoing rapid growth in the number of our employees, the size of our physical plant and the scope of our operations. For example, we began with 22 employees in June 1997 and had 315 at the end of

1999. Such rapid expansion is likely to place a significant strain on our senior management team and other resources. Our business, prospects, results of operations or financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion.

 We face risks associated with our plans to market, distribute and service our products internationally

   We intend to market, distribute, and service our residential fuel cell systems internationally through GE Fuel Cell Systems. We have limited experience developing, and no experience manufacturing, our products to comply with the commercial and legal requirements of international markets. Our success in those markets will depend, in part, on GE Fuel Systems' ability to secure relationships with foreign resellers and our ability to manufacture products that meet foreign regulatory and commercial requirements. In addition, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates.

 We may not be able to protect important intellectual property

   PEM fuel cell technology was first developed in the 1950s and we do not believe we can achieve a significant proprietary position on the basic technologies used in fuel cell systems. However, our ability to compete effectively against other fuel cell companies will depend, in part, on our ability to protect our proprietary technology, systems designs and manufacturing processes. We do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so.

   Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third party patents, we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our fuel cell systems.

   We rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge. These agreements may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have and prevent us from being the first company to commercialize residential fuel cell systems, thereby harming our business prospects.

 Our government contracts could restrict our ability to effectively commercialize our technology

   Under some of our contracts, government agencies can require us to obtain or produce components for our systems from sources located in the United States rather than foreign countries. Our contracts with government agencies are also subject to the risk of termination at the convenience of the contracting agency, potential disclosure of our confidential information to third parties, and the exercise of "march-in" rights by the government. March-in rights refer to the right of the United States government or government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. The implementation of restrictions on our sourcing of components or the exercise of march-in rights could harm our business, prospects, results of operations, or financial condition.

 Our future plans could be harmed if we are unable to attract or retain key personnel

   We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, and manufacturing and marketing professionals. Based on our planned expansion, we will require a significant increase in the number of our employees and outside contractors. Our future success, therefore, will depend, in part, on attracting and retaining additional qualified management and technical personnel. We do not know whether we will be successful in hiring or retaining qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could harm our expansion and commercialization plans.

Item 2. Properties

   Our principal executive offices are located in Latham, New York. At our 36 acre campus, we own a 56,000 square foot research and development center, a 32,000 square foot office building and a 50,000 square foot manufacturing facility and believe that these facilities are sufficient to accommodate our anticipated growth through 2001.

Item 3. Legal Proceedings

   On January 25, 2000, DCT, Inc. filed a complaint against Plug Power, The Detroit Edison Company and Edison Development Corporation, alleging that these entities misappropriated from DCT business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT. We believe the allegations made against us are without merit and we intend to vigorously contest the litigation. Discovery is currently underway. Due to the early stage of this litigation, we cannot determine whether any loss will result from the ultimate outcome.

Item 4. Submission of Matters to a Vote of Security Holders

  A) On October 28, 1999, Plug Power, LLC, as the sole stockholder of Plug Power Inc., by unanimous written consent in lieu of a special meeting, approved and adopted an amendment and restatement of our Certificate of Incorporation.

  B) On October 28, 1999, Plug Power, LLC, as the sole stockholder of Plug Power Inc., by unanimous written consent in lieu of a special meeting, approved and adopted the merger of Plug Power Inc. with its parent corporation, Plug Power, LLC, with Plug Power Inc. surviving the merger and otherwise upon the terms and conditions of an Agreement and Plan of Merger.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Market Information. Our Common Stock is traded on the Nasdaq National Market under the symbol "PLUG." As of December 31, 1999, there were 315 shareholders of record. The following table sets forth high and low last reported sale prices for the Common Stock for each fiscal quarter since the effective date of the Offering, October 28, 1999, through March 22, 2000.

                                                                 Closing sales
                                                                     prices
                                                                 --------------
                                                                  High    Low
                                                                 ------- ------
   1999
   4th Quarter (from October 28, 1999).......................... $ 34.50 $15.00
   2000
   1st Quarter (through March 22, 2000)......................... $149.75 $25.75

   Dividend Policy. We have never declared or paid cash dividends on the Common Stock. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.

   Recent Sales of Unregistered Securities. During the period covered by this report on Form 10-K, we issued and sold unregistered securities as follows:

     In January 1999, we sold 100,000 shares of Common Stock for an aggregate purchase price of $500,000 to Edison Development Corporation.

     In January 1999, we sold 100,000 shares of Common Stock for an aggregate purchase price of $500,000 to Mechanical Technology Incorporated.

     In January 1999, we granted to each of Mechanical Technology and Edison Development warrants to purchase up to 3 million shares of Common Stock at an exercise price of $7.50 per share. Each of Mechanical Technology and Edison Development exercised their warrants in full for a purchase price of $22.5 million each.

     In February 1999, we sold 200,000 shares of Common Stock for an aggregate purchase price of $1.0 million to Edison Development.

     In February 1999, we sold 200,000 shares of Common Stock for an aggregate purchase price of $1.0 million to Mechanical Technology.

     In February 1999, we granted a warrant to Mr. Michael Cudahy, a director of Plug Power, to purchase up to 400,000 shares of Common Stock at an exercise price of $8.50 per share and sold to Mr. Cudahy 1,440,000 shares of Common Stock for $9.6 million. In November 1999, Mr. Cudahy exercised his warrant in full for a total purchase price of $3.4 million.

     In February 1999, we sold 60,000 shares of Common Stock for an aggregate purchase price of $400,000 to Kevin Lindsey.

     In February 1999, we issued to GE MicroGen, a subsidiary of General Electric Company, 2,250,000 shares of Common Stock in consideration of a 25% interest in GE Fuel Systems, LLC, a joint venture owned by GE MicroGen and Plug Power.

     In February 1999, we issued a warrant to GE MicroGen to purchase 3 million shares of Common Stock at a price of $12.50 per share. In November 1999, GE MicroGen exercised its warrant in full for a total purchase price of $37.5 million.

     In March 1999, we issued 2,250,000 shares of Common Stock to Mechanical Technology upon the exercise of outstanding options in consideration of the transfer of non-cash research credits.

     In April 1999, we sold 299,850 shares of Common Stock for an aggregate purchase price of $2.0 million to Antaeus Enterprises, Inc.

     In April 1999, we sold 1,000,000 shares of Common Stock for an aggregate purchase price of $6.67 million to Southern California Gas Company.

     In April 1999, we granted warrants to purchase an aggregate of 350,000 shares of Common Stock to Southern California Gas Company at an exercise price of $8.50 per share. In November 1999, Southern California Gas Company exercised its warrants in full for a purchase price of $2.975 million.

     In June 1999, we issued to Mechanical Technology 704,315 shares of Common Stock in exchange for Mechanical Technology's 36-acre office facility in Latham, New York.

     In June 1999, we sold to Edison Development 704,315 shares of Common Stock at $6.67 per share for $4.7 million.

     In September 1999, we sold 266,667 shares of Common Stock for an aggregate purchase price of $2,000,000 to Mechanical Technology.

     In September 1999, we sold 266,667 shares of Common Stock for an aggregate purchase price of $2,000,000 to Edison Development.

   The sales and issuances of these securities were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act on the basis that the transactions did not involve a public offering.

   From January 1, 1999 through December 31, 1999, we granted stock options to purchase an aggregate of 2,047,039 shares of Common Stock with exercise prices ranging from $5.00 to $15.00 per share, under our stock option plans. The sales and issuances of these securities were exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder on the basis that these options were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to compensation, as provided by Rule 701.

   Use of Proceeds. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was October 28, 1999, and the Commission file number assigned to the registration statement is 333-86089. The use of proceeds of our initial public offering has not changed from our quarterly report on Form 10-Q for the three month period ended September 30, 1999.

Item 6. Selected Financial Data

   The following table sets forth selected financial data and other operating information of the Company. The selected income statement and balance sheet data for 1999, 1998 and 1997 as set forth below are derived from the audited financial statements of the Company. The information is only a summary and you should read it in conjunction with the Company's audited financial statements and related notes and other financial information included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                           Year Ended          For the period
                                    ------------------------- June 27, 1997 to
                                    December 31, December 31,   December 31,
                                        1999         1998           1997
                                    ------------ ------------ ----------------
                                      (in thousands, except
                                         per share data)
Income Statement Data:
Contract revenue...................   $ 11,000     $ 6,541        $ 1,194
Cost of contract revenue...........     15,498       8,864          1,226
                                      --------     -------        -------
Loss on contracts..................     (4,498)     (2,323)           (32)
In-process research and
 development.......................        --          --           4,043
Research and development expense...     20,506       4,633          1,301
General and administrative
 expense...........................      9,927       2,753            630
Interest expense...................        190         --             --
                                      --------     -------        -------
  Operating loss...................    (35,121)     (9,709)        (6,006)
Interest income....................      3,124          93            103
                                      --------     -------        -------
  Loss before equity in losses of
   affiliate.......................    (31,997)     (9,616)        (5,903)
Equity in losses of affiliate......     (1,472)        --             --
                                      --------     -------        -------
  Net loss.........................   $(33,469)    $(9,616)       $(5,903)
                                      ========     =======        =======
Loss per share:
  Basic and diluted................   $  (1.27)    $ (0.71)       $ (0.62)
                                      ========     =======        =======
Weighted average number of common
 shares outstanding................     26,283      13,617          9,500
                                      ========     =======        =======
Balance Sheet Data (at end of the
 period):
Working capital....................   $169,212     $ 2,692        $ 2,667
Total assets.......................    216,126       8,093          4,846
Curent portion of long-term
 obligations.......................        553         --             --
Long-term obligations..............      6,517         --
Stockholders' equity...............    201,407       5,493          3,597

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with our accompanying Financial Statements and Notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Item I-- Business under the caption "Risk Factors."

Overview

   Plug Power is a designer and developer of on-site, electricity generation systems utilizing proton exchange membrane (PEM) fuel cells for residential applications. GE Fuel Cell Systems, LLC, a joint venture 75% owned by General Electric's GE Power Systems business and 25% owned by Plug Power, will market, sell, service, and install our product.

   Plug Power was formed in June 1997 as a joint venture to further the development of fuel cells for electric power generation in residential and other applications. We are a development stage company and expect to bring our first commercial product to market in 2001.

   Since inception, we have devoted substantially all of our resources toward the development of the PEM fuel cell systems and have derived substantially all of our revenue from government research and development contracts. Through December 31, 1999, our stockholders in the aggregate had contributed $223.8 million in cash, including $93.0 million in net proceeds from our initial public offering of common stock, which closed on November 3, 1999 and $25.5 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and a 25% interest in GE Fuel Cell Systems.

   Since our inception in June 1997, we have formed strategic alliances with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers. In 1999, we produced 52 test and evaluation systems which were installed in laboratory and field locations for field and market testing. Based on the system performance and market data provided by these field trials, we will determine the final design of our first pre-commercial product. During 2000 we expect to manufacture approximately 500 pre-commercial residential fuel cell systems to further our field testing activities and prepare for commercial production, which is planned to begin in 2001. We do not expect significant product sales until after we begin commercial production.

   From inception through December 31, 1999, we incurred losses of $49.0 million. We expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install for internal and external testing, the related service requirements necessary to monitor those systems and potential design changes required as a result of field testing. There can be no assurance that we will manufacture or sell residential fuel cell systems successfully or achieve or sustain product revenues or profitability.

Recent Developments

 Initial Public Offering:

   In November 1999, the Company completed an initial public offering of 6,782,900 shares of common stock (the "Initial Public Offering") which includes additional shares purchased pursuant to exercise of the underwriters overallotment option. We received proceeds of $93.0 million, which was net of $8.7 million of expenses and underwriting discounts relating to the issuance and distribution of the securities. In connection with the Initial Public Offering, we converted from a limited liability company to a C corporation.

 Purchase of Assets:

   On February 18, 2000, we acquired from Gastec, a leading developer of fuel processor technology located in the Netherlands, intellectual property and assets related to fuel processor development for systems ranging up to 100kW in size. We paid $15 million in cash for the assets.

 Equity Investments:

   On March 15, 2000, we acquired 28% of the outstanding shares of common stock of Advanced Energy Systems, Inc., a supplier of power electronic inverters for fuel cell systems. We paid approximately $1.5 million in cash and 7,000 shares of our common stock for the shares. In connection with the transaction, we received an exclusive, worldwide, royalty-free license to use all of Advanced Energy's intellectual property for power electronic inverters for any fuel cell application.

 Development Agreements:

   On March 15, 2000, we entered into a joint development agreement with GE MicroGen and Joh. Vaillant GmbH u. Co., a leading European heating technology company, to develop a combined furnace, hot water heater and fuel cell system that will provide both heat and electricity for the home.

Results of Operations

 Comparison of the Year Ended December 31, 1999 and December 31, 1998.

   Revenues. Our revenues during this period were derived primarily from cost reimbursement government contracts relating to the development of PEM fuel cell technology. These contracts provide for the partial recovery of direct and indirect costs from the specified government agency, generally requiring us to absorb from 25% to 50% of contract costs incurred. Total revenues increased to $11.0 million for the year ended December 31, 1999 from $6.5 million for the year ended December 31, 1998. The increase is the result of government contract activity in 1999 that was not in place in 1998, combined with the contract revenue from the delivery of PEM fuel cells and related engineering and testing support services for other customers. As a result, we will report losses on these contracts as well as any future government contracts awarded.

   We expect to begin manufacturing pre-commercial residential fuel cell systems during 2000. GE Fuel Cell Systems has committed to purchase from us, on a take or pay basis, 485 of the pre-commercial residential fuel cell systems prior to December 31, 2000. The total sales price for these units will be approximately $10.3 million.

   Cost of revenues. Cost of contract revenue includes compensation and benefits for the engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific government contracts. Cost of contract revenue was $15.5 million for the year ended December 31, 1999, as compared to $8.9 million for the year ended December 31, 1998. The increase in contract costs was related to the additional government grant activity, combined with the additional staff and related support costs necessary to earn the additional contract revenue. The result was a loss on contracts of $4.5 million for the year ended December 31, 1999 compared to a loss on contracts of $2.3 million for the year ended December 31, 1998.

   We expect the cost to produce our initial systems to be higher than their sales price under the terms of our arrangements with our two distributors, GE Fuel Cell Systems and Edison Development. We expect to continue to experience costs in excess of product sales until we achieve higher production levels, which we do not expect to occur until after 2002.

   Research and Development. Research and development expense includes compensation and benefits for the engineering and related staff, expenses for contract engineers, materials to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used, facility related costs, such as computer and network services and other general overhead costs. Research and development expenses increased to $20.5 million for the year ended December 31, 1999 from $4.6 million for the year ended December 31, 1998. The increase was a result of the growth of Plug Power's research and development activities focused on residential PEM fuel cell systems.

   We expect to significantly increase our spending on research and development in order to bring our residential PEM fuel cell systems to the marketplace by 2001.

   Interest Expense. Interest expense of $189,586 consists of interest on a long-term obligation related to a real estate purchase agreement with Mechanical Technology (see "Liquidity and Capital Resources--Capital Contributions") and interest paid on capital lease obligations.

   General and Administrative. General and administrative expense includes compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, business development, information and legal services. General and administrative expenses increased to $9.9 million for the year ended December 31, 1999 from $2.8 million for the year ended December 31, 1998. The increase was in part due to a $2.3 million charge for non-cash stock-based compensation, a $1.9 million charge for the write-off of deferred rent, both further explained below, an $800,000 charge to earnings for the modification of a stock option agreement and an increase in compensation, benefits and related costs in support of the Company's overall growth.

   The $2.3 million charge for non-cash stock-based compensation represents the aggregate fair value of stock granted to Mechanical Technology. Our original formation agreements provided for Mechanical Technology to earn non-cash credits relating to services it rendered prior to our formation in connection with securing future government contracts. Upon our formation, Mechanical Technology contributed its fuel cell operations to us and we received the right to these government contracts if ever awarded in the future. When these contracts were awarded to us, Mechanical Technology earned the non-cash credits, entitling it to receive 2,250,000 shares of common stock with a fair value at the time of grant of $2.3 million. Accordingly, we recognized $2.3 million in non-cash stock-based compensation expense during the year ended December 31, 1999.

   In June 1999, we entered into a real estate purchase agreement with Mechanical Technology to acquire our current facility, a portion of which we previously leased from Mechanical Technology. As a result, we wrote off deferred rent expense in the amount of $1.9 million. We originally recorded $2.0 million for deferred rent in October 1998, representing the value of a 10-year lease agreement with Mechanical Technology at favorable lease rates. See "Liquidity and Capital Resources--Capital Contributions."

   Other Income. Other income consists of interest income earned on our cash and cash equivalents. Other income increased to $3.1 million for the year ended December 31, 1999 from $93,000 for the year ended December 31, 1998. The increase was due to interest earned on higher balances of cash and cash equivalents available during the fourth quarter of 1999 as a result of our initial public offering of common stock and the exercise of warrants and stock purchase commitments by our existing stockholders. See "Liquidity and Capital Resources."

   Equity in losses of affiliate. Equity in losses of affiliate of ($1.5) million is our proportionate share of the losses of GE Fuel Cell Systems ($440,500) and goodwill amortization ($1,031,250) for the year ended
December 31, 1999, which we account for under the equity method of accounting. See "Liquidity and Capital Resources--GE Fuel Cell Systems."

   Income Taxes. No benefit for federal and state income taxes has been reported in the financial statements because we were taxed as a partnership prior to November 3, 1999 and the federal and state income tax benefits of our losses were recorded by our stockholders. Effective on November 3, 1999, we merged into a C corporation and began accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes." The deferred tax asset generated from our net operating loss for the period from November 3, 1999 through December 31, 1999 has been offset by a full valuation allowance.

 Comparison of the Year Ended December 31, 1998 and the Period from June 27, 1997 (Date of Inception) to December 31, 1997

   Revenues. Our revenues during this period were derived exclusively from cost reimbursement government contracts relating to the development of PEM fuel cell technology. These contracts provide for the partial recovery of direct and indirect costs from the specified government agency, generally requiring us to absorb from 25% to 50% of contract costs incurred. Contract revenues increased to $6.5 million for the year ended December 31, 1998 from $1.2 million for the period from inception through December 31, 1997. This increase was due to twelve months of activity in 1998 compared to six months in the period from inception through December 31, 1997, combined with increased government contract activities.

   Cost of revenues. Cost of contract revenue includes compensation and benefits for the engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific government contracts. Cost of contract revenue was $8.9 million for the year ended December 31, 1998 as compared to $1.2 million for the period from inception through December 31, 1997. This increase in costs was due to twelve months of activity in 1998 compared to six months in the period from inception through December 31, 1997, combined with the additional staff and related support costs necessary to earn the additional contract revenue as reported. The result was a loss on contracts of $33,000 for the period from inception to December 31, 1997 compared to a loss on contracts of $2.3 million for the year ended December 31, 1998.

   Research and Development. Research and development expense includes compensation and benefits for the engineering and related staff, expenses for contract engineers, materials to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used, facility related costs, such as computer and network services and other general overhead costs. Research and development expenses increased to $4.6 million for the year ended December 31, 1998 from $1.3 million in the period from inception through December 31, 1997, an increase of $3.3 million. This increase was related to Plug Power's research and development activities focused on residential PEM fuel cell systems in the year ended December 31, 1998 over that expensed for the period from inception through December 31, 1997.

   At inception, we recorded a $4.0 million in-process research and development expense related to Mechanical Technology's initial equity contribution. Two unaffiliated parties, Edison Development and Mechanical Technology, negotiated at arm's length to form Plug Power and determined that the total value of the in-process research and development, fixed assets, and trained workforce contributed by Mechanical Technology was $4.8 million. Accordingly, we have allocated the investment as follows (in thousands):

       In-process research and development.............................. $4,043
       Fixed assets.....................................................    357
       Trained workforce................................................    350

   The in-process research and development contributed by Mechanical Technology upon our formation related exclusively to the development of PEM fuel cells and fuel cell systems. This project was the only one in process when it was contributed and was in its early stages of development.

   The Mechanical Technology contribution included research and test results related to the validation of initial plate and flow field designs, as well as cooling and humidification schemes and initial designs regarding systems integration. This initial work provided the framework to facilitate our continuing efforts to commercialize the technology. At the time of Mechanical Technology's contribution, neither the cost nor the time required to complete this project and its successful commercialization was known. We have produced and are currently demonstrating a number of test and evaluation systems and are continuing our efforts to decrease the cost of our system's components and subsystems, improve its overall reliability and efficiency, and ensure its safety. We must complete substantial additional research and development on our fuel cell systems and secure relationships with suppliers of our required components and subsystems before we will have a commercially viable product.

   The amount allocated to the in-process research and development contributed to us by Mechanical Technology represents its estimated fair value based on the negotiations of the two parties and is consistent with its value under the cost valuation approach. Under the cost valuation approach, value is measured by quantifying the cost of replacing the future service capability of the acquired property without considering the amount of economic benefits that can be achieved, or the time period over which they might continue.

   The contributed in-process research and development was early development stage property, which did not and currently does not have commercial viability or any alternative future use and which will require substantial additional expenditures to commercialize. Accordingly, we charged the assigned value to operations at the time of contribution.

   General and Administrative. General and administrative expense includes compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, business development, information and legal services. General and administrative expenses increased to $2.8 million for the year ended December 31, 1998 from $630,000 for the period from inception through December 31, 1997. The increase was due to twelve months of activity in 1998 compared to six months in the period from inception through December 31, 1997, combined with increased personnel cost and general expenses associated with expanding operations.

   Other Income. Other income consists of interest income earned on our cash and cash equivalents. Other income was $93,000 for the year ended December 31, 1998 and $103,000 for the period from inception through December 31, 1997.

   Income Taxes. No benefit for federal and state income taxes is reported in the financial statements, since before the merger, which occurred immediately before the closing of the Initial Public Offering, we had elected to be taxed as a partnership. Therefore, for the periods presented, the federal and state income tax benefits of our losses were recorded by our stockholders. Subsequent to our conversion from a limited liability company to a C corporation, we account for income taxes in accordance with SFAS 109.

Liquidity and Capital Resources

 Summary

   Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our residential fuel cell systems, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our fuel cell systems for worldwide residential use, to hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash balances will provide us with sufficient capital to fund operations through 2001.

   We have financed our operations through December 31, 1999, primarily from the sale of equity, which has provided us cash of $223.7 million. As of December 31, 1999, we had cash and cash equivalents totaling $171.5 million. As a result of our purchase of real estate from Mechanical Technology, we have escrowed $5.8 million in cash to collateralize the debt assumed on the purchase. Since inception, net cash used in operating activities has been $32.5 million and cash used in investing activities has been $13.5 million. For the reasons stated above, we expect that our cash requirements will increase in future periods.

 Initial Public Offering

   In November 1999, the Company completed an initial public offering of 6,782,900 shares of common stock (the "Initial Public Offering") which includes additional shares purchased pursuant to exercise of the underwriters' overallotment option. We received proceeds of $93.0 million, which was net of $8.7 million of expenses and underwriting discounts relating to the issuance and distribution of the securities.

 Capital Contributions

   Plug Power was formed in June 1997 as a joint venture between Mechanical Technology and Edison Development. At formation, Mechanical Technology contributed assets related to its fuel cell program, including intellectual property, 22 employees, equipment, and the right to receive government contracts for research and development of PEM fuel cell systems, if awarded. Edison Development contributed or committed to contribute $9.0 million in cash, expertise in distributed power generation and marketplace presence to distribute and sell stationary fuel cell systems.

   In January 1999, we entered into an agreement with Mechanical Technology and Edison Development pursuant to which we had the right to require Edison Development and Mechanical Technology to make capital contributions of $22.5 million each, an aggregate of $45 million, through December 31, 2000. The agreement terminated upon the Initial Public Offering and permitted Mechanical Technology and Edison Development to contribute any funds not previously called by us in exchange for shares at a price of $7.50 per share. In September 1999, we made a capital call of $4.0 million, and Mechanical Technology and Edison Development each contributed $2.0 million in cash in exchange for 266,667 shares of common stock. Both Mechanical Technology and Edison Development contributed the remaining $41.0 million immediately prior to the Initial Public Offering in exchange for an aggregate of 5,466,666 shares of common stock.

   In June 1999 we entered into a real estate purchase agreement with Mechanical Technology to acquire approximately 36 acres of land, two commercial buildings, and a residential building located in Latham, New York. This property is the location of our current facilities including a newly constructed production facility. As part of the real estate transaction with Mechanical Technology, we assumed a $6.2 million letter of credit issued by KeyBank National Association for the express purpose of servicing $6.2 million of debt related to Industrial Development Revenue Bonds issued by the Town of Colonie Industrial Development Agency. As consideration for the purchase, we issued 704,315 shares of common stock to Mechanical Technology, valued at $6.67 per share. The transaction closed in July 1999 and a receivable for membership interests of $4.7 million was recorded as shares subscribed as of June 30, 1999. In connection with this transaction, we wrote off deferred rent expense in the amount of $1.9 million during the first six months of 1999. This deferred rent expense related to a 10-year facilities lease, at a favorable lease rate, on one of the purchased buildings. In connection with the July 1999 closing, we agreed to lease some of the office and manufacturing space back to Mechanical Technology on a short-term basis.

   Also in June 1999, Edison Development purchased 704,315 shares of common stock for $4.7 million in cash under provisions of our original formation documents that allowed Edison Development and Mechanical Technology to maintain equal ownership percentage in Plug Power.

   As of December 31, 1999, Mechanical Technology had made aggregate cash contributions of $27.0 million plus non-cash contributions of $14.2 million, while Edison Development had made aggregate cash contributions of $41.2 million.

 GE Fuel Cell Systems

   In February 1999, we entered into an agreement with GE MicroGen, Inc. (formerly GE On-Site Power) to create GE Fuel Cell Systems, a joint venture owned 75% by GE MicroGen and 25% by Plug Power, which is dedicated to marketing, selling, installing, and servicing Plug Power residential fuel cell systems on a worldwide basis (other than in the states of Illinois, Indiana, Michigan and Ohio). See "Business--Distribution and Marketing."

   In connection with the formation of GE Fuel Cell Systems, we issued 2,250,000 shares of our common stock to GE MicroGen, Inc. in exchange for a 25% interest in GE Fuel Cell Systems. Of these, 750,000 shares vested immediately and the remaining 1,500,000 shares vested in August 1999. As of the date of issuance of such shares, we capitalized $11.3 million, the fair value of the shares issued, under the caption "Investment in affiliate" in our financial statements. We also issued a warrant to GE MicroGen to purchase 3,000,000 additional shares of common stock at a price of $12.50 per share which was exercised by GE MicroGen immediately prior to the Initial Public Offering, for a total exercise price of $37.5 million in cash.

   General Electric has agreed to provide capital to GE Fuel Cell Systems, in the form of loans, to fund GE Fuel Cell Systems' commitment to purchase 485 pre-commercial systems during the period ending December 31, 2000. General Electric has also agreed to provide additional capital, in the form of a loan not to exceed $8.0 million, to fund GE Fuel Cell Systems' ongoing operations.

 Southern California Gas Company

   In April 1999, Southern California Gas Company purchased 1,000,000 shares of common stock for $6.7 million and agreed to spend $840,000 for market research and services related to distributed power generation technologies, including PEM fuel cell systems. In the event Southern California Gas does not expend these amounts by April 2002, up to 111,851 previously issued shares may be returned. Additionally, Southern California Gas received warrants to purchase an additional 350,000 shares of common stock at an exercise price of $8.50 per share which was exercised by Southern California Gas immediately prior to the Initial Public Offering, for a total exercise price of $3.0 million in cash.

 Private Investors

   In February 1999, two investors, including Michael J. Cudahy, a director of Plug Power, purchased 1,500,000 shares of common stock for a total of $10.0 million. In addition, Mr. Cudahy received a warrant to purchase 400,000 shares of common stock at a price of $8.50 per share which was exercised by Mr. Cudahy immediately prior to our initial public offering, for a total exercise price of $3.4 million in cash.

   In April 1999 an unrelated investor purchased 299,850 common shares for $2.0 million.

 Grant Agreement

   The Company was awarded and received $1.0 million under a government grant. The grant is for the express purpose of promoting employment. Terms of the grant require the Company to meet certain employment criteria, as defined, over a five year period. If the Company fails to meet the specified criteria, the Company shall repay the unearned portion of the grant.

Impact of Year 2000

   In late 1999, we completed a review and evaluation of the potential impact that the change in the date to the Year 2000 will have on our computer systems and concluded that all of our major computer systems were able to recognize and appropriately process dates commencing in the Year 2000. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change.

   Our historical cost to assess our Year 2000 readiness has been negligible. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   Not applicable.

Item 8. Financial Statements and Supplementary Data

   The index to the Financial Statements of the Company is included in Item 14, and the financial statements follow the signature page to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   (a) Directors

   Incorporated herein by reference is the information appearing under the caption "Information Regarding Directors" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

   (b) Executive Officers

   Incorporated herein by reference is the information appearing under the caption "Executive Officers" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

Item 11. Executive Compensation

   Incorporated herein by reference is the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference is the information appearing under the caption "Principal Stockholders" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

   Incorporated herein by reference is the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   14(a)(1) Financial Statements

   The financial statements and notes are listed in the Index to Financial Statements on page F-1 of this report.

   14(a)(2) Financial Statement Schedules

   None of the schedules for which provision is made in the applicable accounting regulations under the Securities Exchange Act of 1934, as amended, are required.

   14(a)(3) Exhibits

   Exhibits are as set forth in the "Index to Exhibits" which immediately precedes the Notes to the Financial Statements and the exhibits filed.

   14(b) Reports on Form 8-K

   On November 16, 1999, we filed a Form 8-K with the Securities and Exchange Commission to report the receipt of correspondence threatening litigation by DCT, Inc.

   14(c) Exhibits

   Exhibits are as set forth in the "Index to Exhibits" which immediately precedes the Notes to the Financial Statements and the exhibits filed.

   14(d) Other Financial Statements

   Not applicable.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PLUG POWER INC.

                                                   /s/ Gary Mittleman
Date: March 29, 2000                      By: _________________________________
                                                 Gary Mittleman, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

         /s/ Gary Mittleman          President, Chief Executive    March 29, 2000
____________________________________  Officer and Director
           Gary Mittleman             (Principal Executive
                                      Officer)

       /s/ William H. Largent        Chief Financial Officer       March 29, 2000
____________________________________  (Principal Financial
         William H. Largent           Officer and Accounting
                                      Officer)

       /s/ Michael J. Cudahy         Director                      March 29, 2000
____________________________________
         Michael J. Cudahy

     /s/ Anthony F. Earley, Jr.      Director                      March 29, 2000
____________________________________
       Anthony F. Earley, Jr.

      /s/ Larry G. Garberding        Director                      March 29, 2000
____________________________________
        Larry G. Garberding

       /s/ George C. McNamee         Director                      March 29, 2000
____________________________________
         George C. McNamee

       /s/ Robert L. Nardelli        Director                      March 29, 2000
____________________________________
         Robert L. Nardelli

         /s/ Walter L. Robb          Director                      March 29, 2000
____________________________________
           Walter L. Robb

     /s/ John M. Shalikashvili       Director                      March 29, 2000
____________________________________
       John M. Shalikashvili

                                List of Exhibits

   Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Each exhibit marked by an asterisk (*) was previously filed as an exhibit to Plug Power's Registration Statement on Form S-1 (No. 333-86089) and the number in parentheses following the description of the exhibit refers to the exhibit number in the Form S-1. Exhibits nos. 10.25, 10.28, 10.29, 10.30, 10.31, 10.32, 10.33 and 10.34
represent the management contracts or compensation plans filed pursuant to Item 14(c) of the Form 10-K.

 Exhibit
 Number                             Description
 -------                            -----------
  2.1*   Agreement and Plan of Merger by and between Plug Power and Plug
          Power, LLC, a Delaware limited liability company, dated as of
          October 7, 1999. (2.1)

  3.1    Amended and Restated Certificate of Incorporation of Plug Power.

  3.2    Amended and Restated By-laws of Plug Power.

  4.1*   Specimen certificate for shares of common stock, $.01 par value, of Plug Power.(4.1)

 10.1*   Amended and Restated Limited Liability Company Agreement of GE
          Fuel Cell Systems, LLC, dated February 3, 1999, between GE On-
          Site Power, Inc. and Plug Power, LLC.(10.1)

 10.2*   Contribution Agreement, dated as of February 3, 1999, by and between GE On-Site Power, Inc. and Plug Power, LLC.(10.2)

 10.3*   Trademark and Trade Name Agreement, dated as of February 2,
          1999, between General Electric Company and GE Fuel Cell
          Systems, LLC.(10.3)

 10.4*   Trademark Agreement, dated as of February 2, 1999, between Plug
          Power LLC and GE Fuel Cell Systems, LLC.(10.4)

 10.5*   Distributor Agreement, dated as of February 2, 1999, between GE
          Fuel Cell Systems, LLC and Plug Power, LLC.(10.5)

 10.6*   Side letter agreement, dated February 3, 1999, between General
          Electric Company and Plug Power LLC.(10.6)

 10.7*   Mandatory Capital Contribution Agreement, dated as of January
          26, 1999, between Edison Development Corporation, Mechanical
          Technology Incorporated and Plug Power, LLC and amendments thereto, dated August 25, 1999 and August 26, 1999.(10.7)

 10.8*   LLC Interest Purchase Agreement, dated as of February 16, 1999, between Plug Power, LLC and Michael J. Cudahy.(10.8)

 10.9*   Warrant Agreement, dated as of February 16, 1999, between Plug
          Power, LLC and Michael J. Cudahy and amendment thereto, dated
          July 26, 1999.(10.9)

 10.10* LLC Interest Purchase Agreement, dated as of February 16, 1999, between Plug Power, LLC and Kevin Lindsey.(10.10)

 10.11* LLC Interest Purchase Agreement, dated as of April 1, 1999, between Plug Power, LLC and Antaeus Enterprises, Inc.(10.11)

 10.12* LLC Interest Purchase Agreement, dated as of April 9, 1999, between Plug Power, LLC and Southern California Gas
          Company.(10.12)

 10.13*  Warrant Agreement, dated as of April 9, 1999, between Plug
          Power, LLC and Southern California Gas Company and amendment thereto, dated August 26, 1999.(10.13)

 10.14*  Agreement, dated as of June 26, 1997, between the New York State
          Energy Research and Development Authority and Plug Power LLC, and amendments thereto dated as of December 17, 1997 and March
          30, 1999.(10.14)

 10.15*  Agreement, dated as of January 25, 1999, between the New York
          State Energy Research and Development Authority and Plug Power
          LLC.(10.15)

 Exhibit
 Number                          Description                           Page No.
 -------                         -----------                           --------

 10.16*  Agreement, dated as of September 30, 1997, between Plug
          Power LLC and the U.S. Department of Energy.(10.16)

 10.17* Cooperative Agreement, dated as of September 30, 1998, between the National Institute of Standards and Technology and Plug Power, LLC, and amendment thereto dated May 10, 1999.(10.17)

 10.18* Joint venture agreement, dated as of June 14, 1999 between Plug Power, LLC, Polyfuel, Inc., and SRI
          International.(10.18)

 10.19*  Cooperative Research and Development Agreement, dated as of
          February 12, 1999, between Plug Power, LLC and U.S. Army
          Benet Laboratories.(10.19)

 10.20* Nonexclusive License Agreement, dated as of April 30, 1993, between Mechanical Technology Incorporated and the Regents of the University of California.(10.20)

 10.21*  Development Collaboration Agreement, dated as of July 30,
          1999, by and between Joh. Vaillant GmbH. u. CO. and Plug
          Power, LLC.(10.21)

 10.22*  Agreement of Sale, dated as of June 23, 1999, between
          Mechanical Technology, Incorporated and Plug Power
          LLC.(10.22)

 10.23*  Assignment and Assumption Agreement, dated as of July 1,
          1999, between the Town of Colonie Industrial Development
          Agency, Mechanical Technology, Incorporated, Plug Power,
          LLC, KeyBank, N.A., and First Albany Corporation.(10.23)

 10.24*  Replacement Reimbursement Agreement, dated as of July 1,
          1999, between Plug Power, LLC and KeyBank, N.A.(10.24)

 10.25*  1997 Membership Option Plan and amendment thereto dated
          September 27, 1999.(10.25)

 10.26*  Trust Indenture, dated as of December 1, 1998, between the
          Town of Colonie Industrial Development Agency and
          Manufacturers and Traders Trust Company, as trustee.(10.26)

 10.27*  Distribution Agreement, dated as of June 27, 1997, between
          Plug Power, LLC and Edison Development Corporation and amendment thereto dated September 27, 1999.(10.27)

 10.28*  Agreement, dated as of June 27, 1999, between Plug Power,
          LLC and Gary Mittleman.(10.28)

 10.29*  Agreement, dated as of June 8, 1999, between Plug Power,
          LLC and Louis R. Tomson.(10.29)

 10.30*  Agreement, dated as of August 6, 1999, between Plug Power,
          LLC and Gregory A. Silvestri.(10.30)

 10.31*  Agreement, dated as of August 12, 1999, between Plug Power,
          LLC and William H. Largent.(10.31)

 10.32*  Agreement, dated as of August 20, 1999, between Plug Power,
          LLC and Dr. Manmohan Dhar.(10.32)

 10.33*  1999 Stock Option and Incentive Plan.(10.33)

 10.34*  Employee Stock Purchase Plan(10.34)

 10.35*  Agreement, dated as of August 27, 1999, by Plug Power, LLC,
          Plug Power Inc., GE On-Site Power, Inc., GE Power Systems
          Business of General Electric Company, and GE Fuel Cell
          Systems, L.L.C.(10.35)

 10.36 Registration Rights Agreement between the Registrant and the stockholders of the Registrant.

10.37  Registration Rights Agreement between Plug Power, L.L.C. and GE On-Site Power, Inc.

21.1   Schedule of Subsidiaries of the Company

23.1   Consent of PricewaterhouseCoopers LLP

27.1   Financial Data Schedule.

--------

* Previously filed.

                                PLUG POWER INC.
                        (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of independent accountants.......................................   F-2

Balance sheets as of December 31, 1999 and 1998.........................   F-3

Statements of operations for the years ended December 31, 1999 and 1998 and for the period from June 27, 1997 (date of inception) to December
 31, 1997, and cumulative amounts from inception........................   F-4

Statements of stockholders' equity for the years ended December 31, 1999 and 1998 and the period from June 27, 1997 (date of inception) to
 December 31, 1997......................................................   F-5

Statements of cash flows for the years ended December 31, 1999 and 1998 and the period from June 27, 1997 (date of inception) to December 31,
 1997 and cumulative amounts from inception.............................   F-6

Notes to financial statements...........................................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

   In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Plug Power Inc. (a development stage enterprise) at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from June 27, 1997 (date of inception) to December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Albany, New York
February 8, 2000

                                PLUG POWER INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents, principally commercial
   paper........................................... $171,496,286  $  3,993,122
  Restricted cash..................................      275,000           --
  Accounts receivable..............................    5,212,943       599,955
  Inventory........................................      304,711        14,647
  Other current assets.............................      124,380           --
  Due from investor................................          --        685,306
                                                    ------------  ------------
    Total current assets...........................  177,413,320     5,293,030
Restricted cash....................................    5,600,274           --
Property, plant and equipment, net.................   23,333,791     2,753,492
Investment in affiliate............................    9,778,250           --
Other assets.......................................          --         46,913
                                                    ------------  ------------
    Total assets................................... $216,125,635  $  8,093,435
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Accounts payable................................. $  4,644,496  $    568,007
  Acrrued expenses.................................    3,004,126     1,746,239
  Deferred grant revenue...........................      200,000           --
  Due to investor..................................          --        286,492
  Current portion of capital lease obligation and
   long-term debt..................................      353,175           --
                                                    ------------  ------------
    Total current liabilities......................    8,201,797     2,600,738
  Long-term debt...................................    5,600,274           --
  Deferred grant revenue...........................      800,000           --
  Capital lease obligation.........................      117,030           --
                                                    ------------  ------------
    Total liabilities..............................   14,719,101     2,600,738
                                                    ------------  ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value per share;
   5,000,000 shares authorized; none issued and
   outstanding.....................................          --            --
  Common stock, $0.01 par value per share;
   95,000,000 shares authorized; 43,015,508 shares
   issued and outstanding, December 31, 1999 and
   17,150,000 December 31, 1998....................      430,155       171,500
  Paid-in capital..................................  249,964,994    20,840,500
  Deficit accumulated during the development
   stage...........................................  (48,988,615)  (15,519,303)
                                                    ------------  ------------
    Total stockholders' equity.....................  201,406,534     5,492,697
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $216,125,635  $  8,093,435
                                                    ============  ============

                                PLUG POWER INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

 For the years ended December 31, 1999 and 1998, the period from June 27, 1997
                              (date of inception)
          to December 31, 1997, and cumulative amounts from inception

                                                                   Cumulative
                          December 31,   December     December    Amounts from
                              1999       31, 1998     31, 1997     Inception
                          ------------  -----------  -----------  ------------
Contract revenue........  $ 11,000,344  $ 6,541,040  $ 1,193,530  $ 18,734,914
Cost of contract
 revenue................    15,497,837    8,863,845    1,226,443    25,588,125
                          ------------  -----------  -----------  ------------
Loss on contracts.......    (4,497,493)  (2,322,805)     (32,913)   (6,853,211)
In-process research and
 development............           --           --     4,042,640     4,042,640
Research and development
 expense................    20,506,156    4,632,729    1,300,877    26,439,762
General and
 administrative
 expense................     9,928,282    2,753,645      630,033    13,311,960
Interest expense........       189,586          --           --        189,586
                          ------------  -----------  -----------  ------------
  Operating loss........   (35,121,517)  (9,709,179)  (6,006,463)  (50,837,159)
Interest income.........     3,123,955       93,216      103,123     3,320,294
                          ------------  -----------  -----------  ------------
  Loss before equity in
   losses of affiliate..   (31,997,562)  (9,615,963)  (5,903,340)  (47,516,865)
Equity in losses of
 affiliate..............    (1,471,750)         --           --     (1,471,750)
                          ------------  -----------  -----------  ------------
  Net loss..............  $(33,469,312) $(9,615,963) $(5,903,340) $(48,988,615)
                          ============  ===========  ===========  ============
Loss per share:
  Basic and diluted.....  $      (1.27) $     (0.71) $     (0.62)
                          ============  ===========  ===========
Weighted average number
 of common shares
 outstanding............    26,282,705   13,616,986    9,500,000
                          ============  ===========  ===========

                                PLUG POWER INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

            For the years ended December 31, 1999 and 1998, and the period from June 27, 1997 (date of inception) to December 31, 1997

                                                              Deficit
                                                            Accumulated
                             Common stock      Additional    During the       Total
                          -------------------   Paid-in     Development   Stockholders'
                            Shares    Amount    Capital        Stage         Equity
                          ---------- -------- ------------  ------------  -------------
Balance, June 27, 1997..         --  $    --  $        --   $        --   $        --
Capital contributions...   9,500,000   95,000    9,405,000                   9,500,000
Net loss................                                      (5,903,340)   (5,903,340)
                          ---------- -------- ------------  ------------  ------------
Balance, December 31,
 1997...................   9,500,000   95,000    9,405,000    (5,903,340)    3,596,660
Capital contributions...   7,650,000   76,500   13,173,500                  13,250,000
Deferred rent expense...                        (2,000,000)                 (2,000,000)
Amortization of deferred
 rent expense...........                            50,000                      50,000
Compensatory options....                           212,000                     212,000
Net loss................                                      (9,615,963)   (9,615,963)
                          ---------- -------- ------------  ------------  ------------
Balance, December 31,
 1998...................  17,150,000  171,500   20,840,500   (15,519,303)    5,492,697
Initial public
 offering--net..........   6,782,900   67,829   92,904,049                  92,971,878
Capital contributions...  19,058,480  190,585  119,749,979                 119,940,564
Stock issued for equity
 in affiliate...........                        11,250,000                  11,250,000
Stock based
 compensation...........                         2,250,000                   2,250,000
Amortization of deferred
 rent expense...........                           100,000                     100,000
Write-off deferred rent
 expense................                         1,850,000                   1,850,000
Compensatory stock
 options................                           978,800                     978,800
Stock option exercises..      24,128      241       41,666                      41,907
Net loss................                                     (33,469,312)  (33,469,312)
                          ---------- -------- ------------  ------------  ------------
Balance, December 31,
 1999...................  43,015,508 $430,155 $249,964,994  $(48,988,615) $201,406,534
                          ========== ======== ============  ============  ============

                                PLUG POWER INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

 For the years ended December 31, 1999 and 1998, the period from June 27, 1997
                              (date of inception)
          to December 31, 1997, and cumulative amounts from inception

                                                                   Cumulative
                          December 31,   December     December    Amounts from
                              1999       31, 1998     31, 1997     Inception
                          ------------  -----------  -----------  ------------
Cash Flows From
 Operating Activities:
Net loss................  $(33,469,312) $(9,615,963) $(5,903,340) $(48,988,615)
Adjustments to reconcile
 net loss to net cash
 used in operating
 activities:
  Depreciation and
   amortization.........     1,352,186      499,142      187,708     2,039,036
  In-process research
   and development......           --           --     4,042,640     4,042,640
  Equity in losses of
   affiliate............     1,471,750          --           --      1,471,750
  Amortization of
   deferred rent........       100,000       50,000          --        150,000
  Write-off of deferred
   rent.................     1,850,000          --           --      1,850,000
  In-kind services......           --       500,000          --        500,000
  Stock based
   compensation.........     2,250,000          --           --      2,250,000
  Compensatory options..       978,800      212,000          --      1,190,800
Changes in assets and
 liabilities:
  Accounts receivable...    (4,612,988)     203,602     (803,557)   (5,212,943)
  Inventory.............      (290,064)      18,903      (33,550)     (304,711)
  Due from investor.....       685,306     (685,306)         --            --
  Other assets..........      (102,466)         --           --       (102,466)
  Accounts payable and
   accrued expenses.....     5,334,376    1,081,587    1,184,551     7,600,514
  Deferred grant
   revenue..............     1,000,000          --           --      1,000,000
  Due to investor.......      (286,492)     269,245       17,247           --
                          ------------  -----------  -----------  ------------
    Net cash used in
     operating
     activities.........   (23,738,904)  (7,466,790)  (1,308,301)  (32,513,995)
                          ------------  -----------  -----------  ------------
Cash Flows From
 Investing Activities:
Purchase of property,
 plant and equipment....   (10,788,262)  (2,370,269)    (361,518)  (13,520,049)
                          ------------  -----------  -----------  ------------
    Cash used in
     investing
     activities.........   (10,788,262)  (2,370,269)    (361,518)  (13,520,049)
                          ------------  -----------  -----------  ------------
Cash Flows From
 Financing Activities:
  Contributed capital...   115,242,782   10,750,000    4,750,000   130,742,782
  Proceeds from initial
   public offering,
   net..................    94,611,455          --           --     94,611,455
  Stock issuance costs..    (1,639,577)         --           --     (1,639,577)
  Proceeds from stock
   option exercises.....        41,907          --           --         41,907
  Cash placed in
   escrow...............    (5,875,274)         --           --     (5,875,274)
  Principal payments on
   capital lease
   obligations..........       (65,963)         --           --        (65,963)
  Principal payments on
   long-term debt.......      (285,000)         --           --       (285,000)
                          ------------  -----------  -----------  ------------
    Net cash provided by
     financing
     activities.........   202,030,330   10,750,000    4,750,000   217,530,330
                          ------------  -----------  -----------  ------------
Increase in cash and
 cash equivalents.......   167,503,164      912,941    3,080,181   171,496,286
Cash and cash
 equivalents, beginning
 of period..............     3,993,122    3,080,181          --            --
                          ------------  -----------  -----------  ------------
Cash and cash
 equivalents, end of
 period.................  $171,496,286  $ 3,993,122  $ 3,080,181  $171,496,286
                          ============  ===========  ===========  ============

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations

   Plug Power Inc. (the Company), was originally formed as a joint venture between Edison Development Corporation (EDC) and Mechanical Technology Incorporated (MTI) in the State of Delaware on June 27, 1997 and succeeded by merger of all of the assets, liabilities and equity of Plug Power, L.L.C. in November 1999. The Company is a development stage enterprise formed to research, develop, manufacture and distribute fuel cells for electric power generation.

2. Initial Public Offering

   In November 1999, the Company completed an initial public offering of 6,782,900 shares of common stock, including 782,900 shares pursuant to the underwriters' exercise of their over-allotment option (the Initial Public Offering). The Company received proceeds of $93.0 million, which was net of $8.7 million of expenses and underwriting discounts relating to the issuance and distribution of the securities. In connection with this offering, the Company was converted to a C corporation from a limited liability corporation. The financial statements and related footnotes have been restated to present the Company as a C corporation for all periods presented.

3. Significant Accounting Policies

 Use of estimates:

   The financial statements of the Company have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and cash equivalents:

   Cash and cash equivalents includes cash on hand and short term investments with original maturities of three months or less.

   The Company has restricted cash in the amount of $5,875,274 which the Company was required to place in escrow to collateralize debt related to its purchase of real estate. The escrowed amount is recorded under the balance sheet captions Restricted cash.

 Inventory:

   Inventory is stated at lower of cost (first-in, first-out) or market, and consists of raw materials not yet issued to research projects.

 Property, plant and equipment, and long-lived assets:

   Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 2 to 20 years.

   The Company reviews long-lived assets for impairment whenever any events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Revenue recognition:

   The Company's contract revenue is derived from cost reimbursement government contracts which generally require the Company to absorb from 25% to 50% of the total costs incurred. Such contracts require the Company to deliver research and tangible developments in fuel cell technology and system design and prototype fuel cell systems for test and evaluation by the government agency. Revenues are recognized in proportion to the costs incurred. Included in accounts receivable are billed and unbilled work-in-progress on cost reimbursed government contracts. Total estimated cost to complete a contract in excess of the awarded contract amounts are charged to operations during the period such costs are estimated. While the Company's accounting for these contract costs are subject to audit by the sponsoring agency, in the opinion of management, no material adjustments are expected as a result of such audits. At December 31, 1999, the Company had been awarded approximately $40 million of such government contracts to be earned in the future periods.

 Deferred revenue:

   The Company's deferred grant revenue consists of a government grant received to promote employment. The agreement requires that the Company meet certain employment criteria, as defined, over a five year period. If the Company fails to meet the specified criteria, the Company shall repay the unearned portion of the grant.

4. Property, Plant and Equipment

   Property, plant and equipment at December 31, 1999 and 1998 consists of the following:

                                                       December    December 31,
                                                       31, 1999        1998
                                                      -----------  ------------
   Land.............................................. $    90,000   $      --
   Buildings.........................................  14,757,080          --
   Construction in progress..........................      58,373          --
   Leasehold improvements............................   2,768,190       97,889
   Machinery and equipment...........................   7,436,619    3,104,887
                                                      -----------   ----------
                                                       25,110,262    3,202,776
   Less accumulated depreciation and amortization....  (1,776,471)    (449,284)
                                                      -----------   ----------
   Property, plant and equipment, net................ $23,333,791   $2,753,492
                                                      ===========   ==========

   Depreciation expense was approximately $1,327,187 for the year ended December 31, 1999, $332,476 for the year ended December 31, 1998, and $29,375 for the period from June 27, 1997 (date of inception) to December 31, 1997.

5. Debt

   In connection with the Company's purchase of real estate in July, 1999, the Company assumed a $6.2 million letter of credit issued by KeyBank National Association for the express purpose of servicing $6.2 million of debt related to Industrial Development Revenue Bonds issued by the Town of Colonie Industrial Development Agency in favor of the acquired property. The debt matures in 2013 and accrues interest at a variable rate of interest which was approximately 6% at December 31, 1999. Simultaneous with the assumption, the Company was required to escrow $6.2 million to collateralize the debt. The escrowed amount is recorded under the balance sheet captions Restricted cash. Principal payments due on long-term debt are: 2000, $275,000; 2001, $290,000; 2002, $310,000; 2003 $325,000; 2004 and thereafter, $4,675,275. Interest paid in 1999 was $189,586.

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


6. Income Taxes

   The Company was a Limited Liability Company (LLC) until its merger into Plug Power Inc. effective November 3, 1999. For the LLC period the Company was treated as a partnership for federal and state income tax purposes and accordingly the Company's income taxes or credits resulting from earnings or losses were payable by, or accrued to its members. Therefore, no provision was made for income taxes for financial statements prior to November 3, 1999. The amount of LLC losses for the period January 1, 1999 to November 2, 1999 was approximately $28.0 million.

   Effective November 3, 1999, the Company is taxed as a corporation for Federal and State income tax purposes and the effect of deferred taxes recognized as a result of the change in tax status of the Company have been included in operations. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

   There was no current income tax expense in 1999. The significant components of deferred income tax expense (benefit) for the year ended December 31, 1999 was as follows:

                                                                 December 31,
                                                                     1999
                                                                 ------------
   Deferred tax expense recognized as a result of change in tax status...................................................... $ 1,739,000
   Deferred tax benefit.........................................    (491,000)
   Net operating loss carryforward..............................  (1,695,000)
   Valuation allowance..........................................     447,000
                                                                 -----------
                                                                 $       --
                                                                 ===========

   The Company's effective income tax rate differed from the Federal statutory rate as follows:

                                                                    December 31,
                                                                        1999
                                                                    ------------
   Federal statutory tax rate......................................     (35)%
   Effect of LLC losses............................................      33
   Effect of change in tax status..................................       2
   Other, net .....................................................      (1)
   Change in valuation allowances..................................       1
                                                                        ---
                                                                        -- %
                                                                        ===

   The deferred tax assets and liabilities as of December 31, 1999 consist of the following tax effects relating to temporary differences and carryforwards:

                                                                   December 31,
                                                                       1999
                                                                   ------------
   Deferred tax assets (liabilities):
   Inventory valuation............................................ $    30,000
   Non-employee stock option......................................     334,000
   Other reserves and accruals....................................     314,000
   Net operating loss.............................................   1,695,000
   Property, plant and equipment..................................  (1,926,000)
                                                                   -----------
                                                                       447,000
   Valuation allowance............................................    (447,000)
                                                                   -----------
                                                                   $       --
                                                                   ===========

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   The valuation allowance at the year end December 31, 1999 is approximately $447,000. During the year ended December 31, 1999, the valuation allowance increased by approximately $447,000.

   At December 31, 1999, the Company has unused Federal and State net operating loss carryforwards of approximately $4.2 million. The federal net operating loss carryforwards if unused will begin to expire during the year ended December 31, 2019.

7. Loss Per Share

   Loss per share for the Company is as follows:

                                                                For the period
                                                                June 27, 1997
                                      Year Ended   Year Ended         to
                                     December 31,   December     December 31,
                                         1999       31, 1998         1997
                                     ------------  -----------  --------------
   Numerator:
     Net loss....................... $(33,469,312) $(9,615,963)  $(5,903,340)
   Denominator:
     Weighted average number of
      common shares outstanding.....   26,282,782   13,616,986     9,500,000

   No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. The calculation also excludes 111,851 contingently returnable shares in 1999.

8. Stockholders' Equity

   The Company has one class of common stock, par value $.01. Each share of the Company's common stock is entitled to one vote on all matters submitted to stockholders. At the inception of the Company, in exchange for EDC's initial cash contribution of $4,750,000, the Company issued 4,750,000 shares. MTI made noncash contributions of $4,750,000 consisting of in-process research and development ($4,042,640), and certain net assets, in exchange for 4,750,000 shares. The amount allocated to the in-process research and development contributed to the Company by MTI represents its estimated fair value based on the negotiations of two parties and is consistent with its value under the cost valuation approach. Under the cost valuation approach, value is measured by quantifying the cost of replacing the future service capability of the acquired property without considering the amount of economic benefits that can be achieved, or the time period over which they might continue.

   Contributed in-process research and development was early development stage property, which did not and currently does not have commercial viability or any alternative future use and which will require substantial additional expenditures to commercialize. Accordingly, the assigned value was charged to operations at the time the Company was formed.

   During the year ended December 31, 1998, EDC and MTI made additional total contributions of $13,250,000 in exchange for 7,650,000 shares. EDC contributed $7,750,000 in cash for 4,950,000 shares. MTI contributed $3,000,000 in cash, $2,000,000 of deferred rent related to a below market lease for office and manufacturing facilities, and $500,000 of in-kind services ($5,500,000 in total) for 2,700,000 shares. In 1998, MTI purchased options for $191,250, which entitled MTI to acquire 2,250,000 shares by June, 1999 for $2,250,000.

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   According to the joint venture agreement, MTI could earn non-cash credits which will be applied toward the purchase price of shares under option. MTI could earn these credits based on the Company obtaining certain defined levels of research contracts. In March 1999, all parties to the agreement mutually agreed that MTI had earned $2,250,000 of non-cash credit which were used to acquire 2,250,000 shares.

   Accordingly, these shares were issued in March 1999, a charge to operations of $2,250,000 was recorded under the caption "General and Administrative Expense," and $191,250 was returned to MTI in accordance with the terms of the option agreement.

   In January 1999, the Company entered into an agreement with MTI and EDC pursuant to which, the Company had the right to require MTI and EDC to contribute $7.5 million each in 1999 and $15.0 million each in 2000 in exchange and for which each would receive common stock valued at $7.50 per share. The agreement also permitted MTI and EDC to contribute any funds not previously called by the Company on the termination date of the agreement (the earlier of December 31, 2000 or upon an initial public offering of the Company's shares at a price greater than $7.50 per share) in exchange for shares at a price of $7.50 per share.

   During January and February of 1999 MTI and EDC each purchased 300,000 shares of common stock for $1.5 million each.

   In September 1999, the Company made a capital call of $4.0 million, and MTI and EDC each contributed $2.0 million in cash in exchange for 266,667 shares of common stock. In November 1999, MTI and EDC contributed the remaining $41.0 million in exchange for an aggregate of 5,466,666 shares of common stock.

   On June 23, 1999, EDC purchased 704,315 shares of the Company's common stock for $4,697,782. Also, the Company entered into a purchase agreement with MTI to acquire approximately 36 acres of land, two commercial buildings and a residential building located in Latham, New York in exchange for 704,315 shares of common stock.

   In February 1999, two investors purchased 1,500,000 shares of common stock for $10.0 million. In addition, one of the investors received a warrant to purchase 400,000 shares at a price of $8.50 per share. These warrants were exercised at the time of the initial public offering.

   In April 1999 an investor purchased 299,850 shares of common stock for $2.0 million.

   In April 1999, an investor purchased 1,000,000 shares of common stock for $6.7 million. In connection with the purchase agreement, the investor is required to spend an aggregate of $840,000 for market research and related services on behalf of the Company. In the event such amounts are not expended by April, 2002, up to 111,851 of the previously issued shares may be returned to the Company. The Company will account for these services by recording a charge to earnings and a credit to paid-in capital as these services are rendered. As of December 31, 1999, no services had been provided. Additionally, the investor received warrants to purchase an additional 350,000 shares of common stock at an exercise price of $8.50 per share. These warrants were exercised at the time of the initial public offering.

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


9. Employee Benefit Plans

 Stock Option Plans (the Plans):

   Effective July 1, 1997, the Company established a stock option plan to provide employees, consultants, and members of the Board of Directors the ability to acquire an ownership interest in the Company. Options for employees generally vest 20% per year and expire ten years after issuance. Options granted to members of the Board vest 50% upon grant and 25% per year thereafter. Options granted to consultants vest one-third on the expiration of the consultant's initial contract term, with an additional one-third vesting on each anniversary thereafter. At December 31, 1999, there were a total of 3,395,215 options granted and outstanding under this plan. Although no further options will be granted under this plan, the options previously granted will continue to vest in accordance with this plan and vested options will be exercisable for shares of common stock.

   In August 1999, our Board of Directors and stockholders adopted the 1999 Stock Option and Incentive Plan. At December 31, 1999 there were 285,500 options granted and outstanding, and an additional 3,409,251 options available to be issued under the plan. Additionally, the number of shares of common stock available for issuance under the plan will increase by the amount of any forfeitures under the 1999 Stock Option and Incentive Plan and under the 1997 Stock Option Plan. The number of shares of common stock under the plan will further increase January 1 and July 1 of each year by an amount equal to 16.4% of any net increase in the total number of shares of stock outstanding. The 1999 Stock Option and Incentive Plan permits the Company to: grant incentive stock options; grant non-qualified stock options; grant stock appreciation rights; issue or sell common stock with vesting or other restrictions, or without restrictions; grant rights to receive common stock in the future with or without vesting; grant common stock upon the attainment of specified performance goals; and grant dividend rights in respect of common stock.

   To date, options granted under this plan generally vest 20% per year and expire ten years after issuance. These grants may be made to officers, employees, non-employee directors, consultants, advisors and other key persons of the Company.

   The following table summarizes information about the stock options outstanding under the Plans at December 31, 1999:

                                                            Outstanding
                                                    ----------------------------
                                                                        Weighted
                                                               Average  Average
                                                              Remaining Exercise
   Exercise price                                    Shares     Life     Price
   --------------                                   --------- --------- --------
   $1.00........................................... 1,413,400    8.1     $ 1.00
   $5.00...........................................   575,275    9.0     $ 5.00
   $6.67...........................................   584,040    9.2     $ 6.67
   $11.00..........................................   775,200    9.6     $11.00
   $15.00..........................................   332,800    9.8     $15.00
                                                    ---------    ---     ------
                                                    3,680,715    9.0     $ 5.90

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   The following table summarizes activity under the Plan:

                                                                       Weighted
                                                            Number of   Average
                                                             Shares    Exercise
                                                             Subject     Price
                                                            to Option  per Share
                                                            ---------  ---------
   Option Activity
   Balance, June 27, 1997..................................       --     $ --
   Granted at fair value................................... 1,132,500     1.00
   Forfeited or terminated.................................   (18,500)    1.00
                                                            ---------
   Balance December 31, 1997............................... 1,114,000     1.00
   Granted at fair value...................................   460,650     3.09
   Granted below fair value................................   197,000     1.00
   Forfeited or terminated.................................   (96,450)    1.03
                                                            ---------
   Balance December 31, 1998............................... 1,675,200     1.57
   Granted at fair value................................... 2,047,039     9.39
   Forfeited or terminated.................................   (17,396)    7.24
   Exercised...............................................   (24,128)    1.74
                                                            ---------
   Balance December 31, 1999............................... 3,680,715    $5.90
                                                            =========

   At December 31, 1999, 3,409,251 shares of common stock were reserved for issuance under future stock option exercises.

 Accounting for Stock Based Compensation:

   The per share weighted average fair value of the options granted during 1999, 1998 and 1997 was $7.19, $0.58 and $0.26, respectively, using the minimum value method of valuing stock options, for the options granted prior to the Company's initial public offering and the Black-Scholes pricing model subsequent to the offering.

   The dividend yield was assumed to be zero for all periods. The risk free interest rate ranged from 5.1% to 6.3% in 1999, 4.5% to 5.6% in 1998 and 5.8% to 6.1% in 1997. An expected life of 5 years was assumed for each year. Expected volatility of 114% was used in determining fair value under the Black-Scholes pricing model and was excluded using the minimum value method.

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options plans and does not record compensation cost for options granted at fair value. Had the Company determined compensation cost based on fair value in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," net loss would have increased to the pro forma amounts indicated below:

                                                                    June 27,
                                        Year ended   Year ended     1997 to
                                       December 31,   December    December 31,
                                           1999       31, 1998        1997
                                       ------------  -----------  ------------
   Net loss, as reported.............. $(33,469,312) $(9,615,963) $(5,903,340)
   Proforma net loss..................  (34,716,991)  (9,775,441)  (6,000,628)
   Proforma loss per share, basic and
    diluted........................... $      (1.32) $     (0.72) $     (0.71)

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   During 1998 the Company awarded 197,000 options to key employees for which issuance was contingent upon the attainment of specified performance objectives. Of those awarded, 51,500 were forfeited. The difference between the fair value of the options at the measurement date and the exercise price of the options was $582,000, and will be charged to expense over the four year vesting period of the options. The charge to operations was $126,800 and $212,000 for the years ended December 31, 1999 and 1998 respectively.

   Additionally in 1999 the Company modified the terms of certain stock options. The impact of this modification resulted in a charge to earnings of $800,000 in 1999.

 1999 Employee Stock Purchase Plan:

   In 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the
Plan) under which employees will be eligible to purchase shares of the Company's common stock at a discount through periodic payroll deductions. The Plan is intended to meet the requirements of Section 423 of the Internal Revenue Code. After the initial period, purchases will occur at the end of six month offering periods at a purchase price equal to 85% of the market value of the Company's common stock at either the beginning of the offering period or the end of the offering period, whichever is lower. The first offering period under the plan will begin on January 1, 2000 and will end on April 30, 2000. Participants may elect to have from 1% to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $12,500 within any offering period. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan. At December 31, 1999, the Company had not issued any shares under the Plan.

 401(k) Savings & Retirement Plan:

   The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 15% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are vested in the Company's matching contribution based on the years of service completed. Participants are fully vested upon completion of four years of service. The Company's expense for this plan was $224,000 and $95,000 for years ended December 31, 1999 and 1998, respectively, and $23,000 for the period from June 27, 1997 (date of inception) to December 31, 1997.

10. Related Party Transactions

   On June 27, 1997, the Company entered into a distribution agreement with the EDC. Under the agreement, EDC was appointed the Company's exclusive independent distributor in Michigan, Ohio, Indiana and Illinois to promote and assist in the sale of products developed by the Company, subject to certain terms and conditions.

   On June 27, 1997, the Company entered into a management services agreement with MTI to obtain certain services and lease certain facilities for a period of one year. At the expiration of this agreement, the Company extended the existing facilities lease through September 30, 1998. In June 1998, the Company entered into a new facilities lease which commenced on October 1, 1998, and had a term of ten years with an option for an additional five years. Rental expense was $231,000 and $378,000 for the years ended December 31, 1999 and 1998, respectively. Rental expense was $79,000 for the period from June 27, 1997 (date of inception) to December 31, 1997. The total amount due MTI was $0 and $286,492 at December 31, 1999 and 1998, respectively. As part of the new facilities lease, MTI agreed to reimburse the Company up to $2.0 million for improvements made to the Company's facilities. At December 31, 1998, $685,306 in Company expenditures had not been reimbursed by MTI, and is included in due from investor. This lease and the management agreement with MTI have been terminated.

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   In 1999, the Company entered into a purchase agreement with MTI to acquire approximately 36 acres of land, two commercial buildings and a residential building located in Latham, New York in exchange for 704,315 shares of common stock. In connection with the transaction with MTI, the Company has written off deferred rent expense in the amount of $1,850,000 relating to a 10-year facilities lease associated with the property. Simultaneous with the closing, the Company agreed to lease back to MTI certain office and manufacturing space on a short-term basis through November, 1999.

11. Investment in affiliate

   In February 1999, the Company entered into an agreement with GE MicroGen, Inc. (formerly GE On-Site Power, Inc.), a wholly owned subsidiary of General Electric Co., to create GE Fuel Cell Systems, L.L.C. (GEFCS) a limited liability company created to market and distribute fuel cell systems world-wide. GE MicroGen, Inc. owns 75% of GEFCS and the Company owns 25% of GEFCS. In connection with the formation of GEFCS, the Company issued 2,250,000 shares of common stock to GE MicroGen valued at $11,250,000. The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption "Equity in losses of affiliate". From inception through December 31, 1999, GEFCS had no revenue and an operating and net loss of approximately $1,762,000. At December 31, 1999 the difference between the amount at which the investment is carried and the amount of the underlying equity in net assets of GEFCS is $9,778,250. Such amount is being amortized on a straight line basis over a ten year period. For the year ended December 31, 1999, equity in losses of affiliate was $1,471,750 including goodwill amortization of $1,031,250.

   The Company also issued warrants to GE MicroGen to purchase 3 million shares at $12.50 per share. These warrants were exercised for a total purchase price of $37.5 million.

   As part of the agreement, the Company will work closely with General Electric's Corporate Research and Development Center for product development and manufacturing support. GEFCS will market, sell, install and service fuel cells systems, designed and manufactured by the Company, world-wide (with the exception of EDC's exclusive four state territory of Michigan, Ohio, Indiana and Illinois) for residential and small business power applications up to 35kW. In addition, the Company entered into a ten year distribution agreement with GEFCS that requires GEFCS purchase from the Company a specified number of pre- commercial units by December 31, 2000.

   In accordance with the terms of the agreement, General Electric will provide capital, in the form of loans, to fund the purchase of pre-commercial units during the period ending December 31, 2000. General Electric will also provide additional capital, in the form of a loan not to exceed $8.0 million, to fund the operations of GEFCS. The Company has agreed to purchase at least $11.5 million of additional technical support services over a three year period.

12. Commitments and contingencies

 Litigation:

   The Company has disclosed on a Form 8-K filed January 25, 2000 with the Securities and Exchange Commission that a legal complaint was filed against the Company, The Detroit Edison Company and EDC alleging the entities misappropriated business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT, Inc. The Company believes the allegations made against it are without merit and intends to vigorously contest the litigation, but the ultimate outcome is of course uncertain.Due to the early stage of this litigation, we cannot determine whether any loss will result from the ultimate outcome.

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Concentrations of credit risk:

   The Company has cash deposits in excess of federally insured limits. The amount of such deposits is approximately $5.7 million at December 31, 1999.

 Capital leases:

   The Company leased certain equipment under capital lease transactions during the year with an original cost of $291,443, which had a net book value at December 31, 1999 of $195,205 and which is included in machinery and equipment.

   Future minimum non-cancelable lease payments are as follows:

   2000.............................................................. $  93,022
   2001..............................................................    93,022
   2002..............................................................    34,068
   2003..............................................................     5,368
                                                                      ---------
                                                                        225,480
   Less amounts representing interest................................   (30,275)
                                                                      ---------
                                                                      $ 195,205
                                                                      =========

13. Subsequent events (unaudited)

 Purchase of assets:

   On February 18, 2000, the Company signed a definitive agreement with Gastec, a leading developer of fuel processor technology, located in the Netherlands, to acquire certain intellectual property and assets related to fuel processor development for systems ranging up to 100kW in size for $15 million in cash.

 Equity investments:

   On March 15, 2000, the Company acquired 28% of the aggregate shares of common stock of Advanced Energy Systems, Inc., a supplier of power electronic inverters for fuel cell systems for approximately $1.5 million in cash and 7,000 shares of the Company's common stock. In connection with the transaction, the Company received an exclusive, worldwide, royalty-free license to use all of Advanced Energy's intellectual property for power electronic inverters for any fuel cell application.

 Development agreements:

   On March 15, 2000, the Company finalized a joint development agreement with GE MicroGen and Joh. Vaillant GmbH u. Co. to develop a combined furnace, hot water heater, and fuel cell system that will provide both heat and electricity for the home.