Form 10-Q
period 2000-03-31
PLUG POWER INC
filed 2000-05-04
CIK 1093691

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q



X -  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]    No [ ]

The number of shares of common stock outstanding as of April 30, 2000 was 43,153,456 with a par value of $.01 per share.

                                PLUG POWER INC.

                               INDEX to FORM 10-Q


PART I. INANCIAL INFORMATION                                               Page

Item 1 - Financial Statements

       Condensed Consolidated Balance Sheets - March 31, 2000
          and December 31, 1999                                              3

       Condensed Consolidated Statements of Operations - Three Month
          Periods ended March 31, 2000 and March 31, 1999
          and Cumulative Amounts from Inception                              4

       Condensed Consolidated Statements of Cash Flows - Three Month
          Periods ended March 31, 2000 and March 31, 1999 and
          and Cumulative Amounts from Inception                              5

       Notes to Condensed Consolidated Financial Statements               6 - 7

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8 - 12

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings                                                  13

Item 4 - Submission of Matters to a Vote of Security Holders                13

Item 6 - Exhibits and Reports on Form 8-K                               13 - 16

Signature                                                                   16

                               PLUG POWER INC.
                       (A Development Stage Enterprise)

                    Condensed Consolidated Balance Sheets

                                                 (Unaudited)
                                               March 31, 2000  December 31, 1999
                                               --------------  -----------------
                    ASSETS
Current assets:
   Cash and cash equivalents, principally
      commercial paper                          $ 140,885,950    $ 171,496,286
   Restricted cash                                    275,000          275,000
   Accounts receivable                              5,303,831        5,212,943
   Inventory                                        1,327,272          304,711
   Other current assets                               202,474          124,380
                                                -------------    -------------
      Total current assets                        147,994,527      177,413,320

Restricted cash                                     5,600,274        5,600,274
Property, plant and equipment, net                 26,122,079       23,333,791
Intangible assets                                   9,023,000               --
Investment in affiliates                           11,598,000        9,778,250
                                                -------------    -------------
      Total assets                              $ 200,337,880    $ 216,125,635
                                                =============    =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $   4,340,357    $   4,644,496
   Acrrued expenses                                 3,070,561        3,004,126
   Deferred grant revenue                             200,000          200,000
   Current portion of capital lease
      obligation and long-term debt                   356,103          353,175
                                                -------------    -------------
      Total current liabilities                     7,967,021        8,201,797

   Long-term debt                                   5,600,274        5,600,274
   Deferred grant revenue                             750,000          800,000
   Capital lease obligation                            88,947          117,030
                                                -------------    -------------
      Total liabilities                            14,406,242       14,719,101
                                                -------------    -------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value per share;
      5,000,000 shares authorized; none issued
      and outstanding                                      --               --

   Common stock, $0.01 par value per share;
      95,000,000 shares authorized; 43,098,556
      shares issued and outstanding, March 31,
      2000 and 43,015,508 shares issued and
      outstanding, December 31, 1999                  430,986          430,155

   Paid-in capital                                251,735,127      249,964,994
   Deficit accumulated during the
      development stage                           (66,234,475)     (48,988,615)
                                                -------------    -------------
      Total stockholders' equity                  185,931,638      201,406,534
                                                -------------    -------------
      Total liabilities and stockholders'
         equity                                 $ 200,337,880    $ 216,125,635
                                                =============    =============

                     PLUG POWER INC.
             (A Development Stage Enterprise)

     Condensed Consolidated Statements of Operations
                       (Unaudited)




                                                                               Cumulative
                                              Three months ended March 31,    Amounts from
                                                 2000             1999          Inception
                                              -----------     ------------    -------------
Contract revenue                             $  2,932,793     $  1,737,757     $ 21,667,707
Cost of contract revenue                        3,898,747        2,183,404       29,486,872
                                             ------------     ------------     ------------
Loss on contracts                                (965,954)        (445,647)      (7,819,165)

In-process research and development             4,984,000               --        9,026,640
Research and development expense               11,444,172        2,980,774       37,883,934
General and administrative expense              1,556,430        2,929,100       14,868,390
Interest expense                                   95,470               --          285,056
                                             ------------     ------------     ------------
   Operating loss                             (19,046,026)      (6,355,521)     (69,883,185)

Interest income                                 2,308,166           43,750        5,628,460
                                             ------------     ------------     ------------
   Loss before equity in losses of
      affiliate                               (16,737,860)      (6,311,771)     (64,254,725)

Equity in losses of affiliate                    (508,000)        (187,500)      (1,979,750)
                                             ------------     ------------     ------------
   Net loss                                  $(17,245,860)    $ (6,499,271)    $(66,234,475)
                                             ============     ============     ============
Loss per share:
   Basic and diluted                         $      (0.40)    $      (0.32)
                                             ============     ============
Weighted average number of common
shares outstanding                             42,956,186       20,092,222
                                             ============     ============

                          PLUG POWER INC.
                   (A Development Stage Enterprise)

              Condensed Consolidated Statements of Cash Flows
                             (Unaudited)





                                                                                            Cumulative
                                                           Three months ended March 31,    Amounts from
                                                             2000             1999          Inception
                                                           -----------     ------------    -------------
Cash Flows From Operating Activities:

Net loss                                               $ (17,245,860)    $  (6,499,271)    $ (66,234,475)

Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                             870,000           165,234         2,909,036
   In-process research and development                            --                --         4,042,640
   Equity in losses of affiliate                             508,000           187,500         1,979,750
   Amortization of intangible assets                         601,500                --           601,500
   Amortization of deferred rent                                  --            50,000           150,000
   Write-off of deferred rent                                     --                --         1,850,000
   In-kind services                                               --                --           500,000
   Stock based compensation                                  253,924         2,250,000         2,503,924
   Compensatory options                                       31,700            48,700         1,222,500


Changes in assets and liabilities:
   Accounts receivable                                       (90,888)         (299,472)       (5,303,831)
   Inventory                                              (1,022,561)               --        (1,327,272)
   Due from investor                                              --           685,306           286,492
   Other current assets                                      (78,094)         (123,144)         (180,560)
   Accounts payable and accrued expenses                    (237,704)          421,109         7,362,810
   Deferred grant revenue                                    (50,000)               --           950,000
   Due to investor                                                --           (93,782)         (286,492)
                                                       -------------     -------------     -------------
      Net cash used in operating activities              (16,459,983)       (3,207,820)      (48,973,978)
                                                       -------------     -------------     -------------

Cash Flows From Investing Activities:

   Purchase of property, plant and equipment              (3,658,288)       (2,332,653)      (17,178,337)
   Purchase of intangible assets                          (9,624,500)               --        (9,624,500)
   Investment in affiliate                                (1,500,000)               --        (1,500,000)
                                                       -------------     -------------     -------------
      Cash used in investing activities                  (14,782,788)       (2,332,653)      (28,302,837)
                                                       -------------     -------------     -------------

Cash Flows From Financing Activities:

   Contributed capital                                            --        13,000,000       130,742,782
   Proceeds from initial public offering, net                     --                --        94,611,455
   Stock issuance costs                                           --                --        (1,639,577)
   Proceeds from stock option exercises                      657,590                --           699,497
   Cash placed in escrow                                          --                --        (5,875,274)
   Principal payments on capital lease obligations           (25,155)               --           (91,118)
   Principal payments on long-term debt                           --                --          (285,000)
                                                       -------------     -------------     -------------
      Net cash provided by financing activities              632,435        13,000,000       218,162,765
                                                       -------------     -------------     -------------

(Decrease) increase in cash and cash equivalents         (30,610,336)        7,459,527       140,885,950

Cash and cash equivalents, beginning of period           171,496,286         3,993,122                --
                                                       -------------     -------------     -------------
Cash and cash equivalents, end of period               $ 140,885,950     $  11,452,649     $ 140,885,950
                                                       =============     =============     =============


                                PLUG POWER INC.
              Notes to Condensed Consolidated Financial Statements


1. NATURE OF OPERATIONS

   Plug Power Inc. (Company) was originally formed as a joint venture between Edison Development Corporation (EDC) and Mechanical Technology Incorporated
   (MTI) on June 27, 1997 and succeeded by merger to all of the assets, liabilities and equity of Plug Power, L.L.C. in November 1999. The Company is a development stage enterprise formed to research, develop, manufacture and distribute fuel cells for electric power generation.

2. BASIS OF PRESENTATION

   The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1999.

3. LOSS PER SHARE

   Loss per share for the Company is as follows:

                                                        Three months ended
                                                -------------------------------
                                                March 31, 2000   March 31, 1999
                                                --------------   --------------
    Numerator:
       Net loss                                  $(17,245,860)     $(6,499,271)
    Denominator:
       Weighted average number
          of common shares outstanding             42,956,186       20,092,222

   No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. The calculation also excludes 111,851 contingently returnable shares.

4. INCOME TAXES

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", and is subject to an effective tax rate of 40%. No benefit for federal or state income taxes has been reported in these condensed consolidated statements of operations as they have been offset by a full valuation allowance.

5. GASTEC TRANSACTION

   In February 2000, Plug Power acquired all of Gastec's intellectual property, and certain fixed assets, related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electricity. The total purchase price was $14,800,000, paid in cash. In connection with the transaction, the Company recorded in-process research and development expense in the amount of $4,984,000, fixed assets in the amount of $191,500 and intangible assets in the amount of $9,624,500 (including a trained workforce for $357,00).

   The in-process research and development was valued using an income approach which reflects the present value of future avoided costs the Company estimates it would otherwise have spent if it were to acquire the exclusive rights to this technology, for its remaining useful life, from another entity. The Company then discounted the net avoided cost using a 40% discount rate which the Company believes to be consistent with the risk associated this early stage technology. This amount was further adjusted to reflect the technology's stage of completion, of approximately 30%, in order to reflect the value of the in-process research and development attributable to the efforts of the seller up to the date of the transaction.

   Fixed assets were capitalized at their fair value and will be depreciated over their useful life.

   In connection with the transaction, the Company acquired the services of employees experienced in the fuel cell industry. Accordingly, the Company has capitalized the estimated cost savings associated with recruiting, relocating and training a similar workforce.

   The remaining $9,267,500 has been capitalized as an intangible asset. This amount together with the value attributable to the trained workforce has been capitalized and will be amortized over 16 months, the period from the time of the acquisition to our anticipated commercial launch.

6. SUBSEQUENT EVENTS

   Development agreements:

   In April, 2000, the Company finalized a joint development agreement with AXIVA GmbH, to develop a high temperature membrane electrode unit (MEU). Under the agreement, Plug Power and Axiva would exclusively work together on the development of a high temperature MEU for Plug Power stationary fuel cell system applications.

                    MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto included within this report, and our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 1999. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 1999.

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

  Since inception, we have devoted substantially all of our resources toward the development of the PEM fuel cell systems and have derived substantially all of our revenue from government research and development contracts. Through March 31, 2000, our stockholders in the aggregate have contributed $224.4 million in cash, including $93.0 million in net proceeds from our initial public offering of common stock, which closed on November 3, 1999 and $25.5 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and a 25% interest in GE Fuel Cell Systems.

  Since our inception in June 1997, we have formed strategic alliances with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers.

  During the first quarter of 2000 we completed the acquisition of intellectual property related to fuel processing from Gastec, signed an agreement with Vaillant to develop next generation heating appliances and acquired a 28 percent interest in Advanced Energy Systems to enhance our power electronics technology.

  We are continuing to ramp up our production activities in order to produce 500 pre-commercial fuel cell systems by the end of 2000. During the first quarter we produced 22 fuel cell systems for both onsite and offsite testing. Additionally, we currently have 17 systems installed in the field running on natural gas and providing power to homes and businesses. These units are located on Long Island, in Michigan and in the greater Albany, New York area. While these units are not our final commercial design they will enable us to gather meaningful data that is critical to the design of our initial commercial product which is currently expected to be available in the second half of 2001. We do not expect significant product sales until after we begin commercial production.

  From inception through March 31, 2000, we have incurred losses of $66.2 million and expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install for internal and external testing, the related service requirements necessary to monitor those systems and potential design changes required as a result of field testing. There can be no assurance that we will manufacture or sell residential fuel cell systems successfully or achieve or sustain product revenues or profitability.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2000 and March 31, 1999.

  Revenues.   Our revenues during this period were derived primarily from cost reimbursement government contracts relating to the development of PEM fuel cell technology and contract revenue generated from the delivery of PEM fuel cells and related engineering and testing support services for other customers. Our government contracts provide for the partial recovery of direct and indirect costs from the specified government agency, generally requiring us to absorb from 25% to 50% of contract costs incurred.

  Total revenues for the first quarter of 2000 were $2.9 million as compared to $1.7 million for the first quarter ended March 31, 1999. The increase is the result of government contract activity with the U.S. Department of Energy and New York State Energy Research Development Authority combined with $0.6 million of new commercial contract revenue. As a result of our cost sharing requirements for government contracts, we will report losses on these contracts as well as any future government contracts awarded.

  We began to manufacture pre-commercial residential fuel cell systems in the quarter ended March 31, 2000. The pre-commercial units which we are now developing do not conform to the specifications originally agreed upon with GE in February 1999. As a result, GE is no longer contractually obligated to purchase the 485 units under its take or pay commitment and we no longer anticipate the projected $10.3 million in revenue from GE in 2000. We do however expect that GE will be purchasing a large number of these modified designs during the remainder of this year and the first half of 2001. We are currently working out the terms of this arrangement and our relationship with GE remains intact.

  Cost of revenues.   Cost of contract revenue includes compensation and
benefits for the engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific government contracts. Cost of contract revenue was $3.9 million for the three months ended March 31, 2000, as compared to $2.2 million for the same period last year. The increase in contract costs was related to the additional government grant activity, combined with the additional staff and related support costs necessary to earn the additional contract revenue. The result was a loss on contracts of $1.0 million for the three months ended March 31, 2000 compared to a loss on contracts of $0.4 million last year.

  We expect the cost to produce our initial systems to be higher than their sales price under the terms of our arrangements with our two distributors, GE Fuel Cell Systems and Edison Development and expect to continue to experience costs in excess of product revenues until we achieve higher production levels, which we do not anticipate until after 2002.

  Research and Development.   Research and development expense includes
compensation and benefits for the engineering and related staff, expenses for contract engineers, materials to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used, facility related costs, such as computer and network services and other general overhead costs. Research and development expenses increased to $16.4 million for the three months ended March 31, 2000 from $3.0 million for the three months ended March 31, 1999. The increase was a result of a one-time charge of $5.0 million related to the write off of in-process research and development related to our acquisition of intellectual property acquired from Gastec and amortization of $0.6 million related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption "Intangible assets." The remaining increase, $7.8 million, is attributable to the growth of our research and development activities, including the production of 22 test and evaluation fuel cell systems, focused on residential PEM fuel cell systems.

  We expect to significantly increase our spending on research and development in order to bring our residential PEM fuel cell systems to the marketplace by 2001.

  General and Administrative.   General and administrative expense includes
compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, business development, information and legal services. General and administrative expenses decreased to $1.6 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999. The decrease is due to a one-time charge, in 1999, in the amount of $2.3 million for non-cash stock-based compensation representing the aggregate fair value of stock granted to Mechanical Technology, as further explained below, offset by an increase of $1.0 million for increased personnel cost and general expenses associated with expanding operations.

  Our original formation agreements provided for Mechanical Technology to earn non-cash credits relating to services it rendered prior to our formation in connection with securing future government contracts. Upon our formation, Mechanical Technology contributed its fuel cell operations to us and we received the right to these government contracts if ever awarded in the future. When these contracts were awarded to us, Mechanical Technology earned the non-cash credits, entitling it to receive 2,250,000 shares of common stock with a fair value at the time of grant of $2.3 million. Accordingly, we recognized
$2.3 million in non-cash stock-based compensation expense during the three months ended March 31, 1999.

  Interest Expense.   Interest expense of $95,000 for the three months ended
March 31, 2000 consists of interest on a long-term obligation related to a real estate purchase agreement with Mechanical Technology in July, 1999, and interest paid on capital lease obligations.

  Other Income.   Other income consists of interest income earned on our cash and cash equivalents. Other income increased to $2.3 million for the three months ended March 31, 2000 from $44,000 for the same period last year. The increase was due to interest earned on higher balances of cash and cash equivalents available throughout the first quarter of 2000, which is result of our initial public offering of common stock and the exercise of warrants and stock purchase commitments by our existing stockholders.

  Equity in losses of affiliate. Equity in losses of affiliate increased to $508,000 for the three months ended March 31, 2000 from $187,500 last year. Equity in losses of affiliate of $508,000 for the period ended March 31, 2000 is our proportionate share of the losses of GE Fuel Cell Systems $226,750 and goodwill amortization $281,250, which we account for under the equity method of accounting.

  Income Taxes.   No benefit for federal and state income taxes has been
reported in the financial statements because the deferred tax asset generated from our net operating loss for the three month period ended March 31, 2000 has been offset by a full valuation allowance.

  We were taxed as a partnership prior to November 3, 1999, the effective date of our merger into a C corporation, and the federal and state income tax benefits of our losses were recorded by our stockholders. Effective on November 3, 1999, and began accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes."


LIQUIDITY AND CAPITAL RESOURCES

Summary

  Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our residential fuel cell systems, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our fuel cell systems for worldwide residential use, to hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We will pursue the expansion of our operations through internal growth and strategic acquisitions and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the

Company's ability to pursue its strategy and could negatively affect its operations in future periods. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash balances will provide us with sufficient capital to fund operations for at least the next 12 months.

  We have financed our operations through March 31, 2000, primarily from the sale of equity, which has provided cash in the amount of $224.4 million. As of March 31, 2000, we had cash and cash equivalents totaling $140.9 million and working capital was approximately $140.0 million. As a result of our purchase of real estate from Mechanical Technology, we have escrowed $5.8 million in cash to collateralize the debt assumed on the purchase. Since inception, net cash used in operating activities has been $49.0 million and cash used in investing activities has been $28.3 million.


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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

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

  None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A)  Exhibits.

  1.1 Underwriting Agreement.*

  2.1 Agreement and Plan of Merger by and between Plug Power and Plug Power, LLC, a Delaware limited liability company, dated as of October 7, 1999.*

  3.1 Amended and Restated Certificate of Incorporation of Plug Power.*

  3.2 Amended and Restated By-laws of Plug Power.*

  4.1 Specimen certificate for shares of common stock, $.01 par value, of Plug Power.*

  10.1 Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, LLC, dated February 3, 1999, between GE On-Site Power, Inc. and Plug Power, LLC.*

  10.2 Contribution Agreement, dated as of February 3, 1999, by and between GE On-Site Power, Inc. and Plug Power, LLC.*

  10.3 Trademark and Trade Name Agreement, dated as of February 2, 1999, between General Electric Company and GE Fuel Cell Systems, LLC.*

  10.4 Trademark Agreement, dated as of February 2, 1999, between Plug Power LLC and GE Fuel Cell Systems, LLC.*

  10.5 Distributor Agreement, dated as of February 2, 1999, between GE Fuel Cell Systems, LLC and Plug Power, LLC.*

  10.6 Side letter agreement, dated February 3, 1999, between General Electric Company and Plug Power LLC.*

  10.7 Mandatory Capital Contribution Agreement, dated as of January 26, 1999, between Edison Development Corporation, Mechanical Technology Incorporated and Plug Power, LLC and amendments thereto, dated August 25, 1999 and August 26, 1999.*

  10.8 LLC Interest Purchase Agreement, dated as of February 16, 1999, between Plug Power, LLC and Michael J. Cudahy.*

  10.9 Warrant Agreement, dated as of February 16, 1999, between Plug Power, LLC and Michael J. Cudahy and amendment thereto, dated July 26, 1999.*

  10.10 LLC Interest Purchase Agreement, dated as of February 16, 1999, between Plug Power, LLC and Kevin Lindsey.*

  10.11 LLC Interest Purchase Agreement, dated as of April 1, 1999, between Plug Power, LLC and Antaeus Enterprises, Inc.*

  10.12 LLC Interest Purchase Agreement, dated as of April 9, 1999, between Plug Power, LLC and Southern California Gas Company.*

  10.13 Warrant Agreement, dated as of April 9, 1999, between Plug Power, LLC and Southern California Gas Company and amendment thereto, dated August 26, 1999.*

  10.14 Agreement, dated as of June 26, 1997, between the New York State Energy Research and Development Authority and Plug Power LLC, and amendments thereto dated as of December 17, 1997 and March 30, 1999.*

  10.15 Agreement, dated as of January 25, 1999, between the New York State Energy Research and Development Authority and Plug Power LLC.*

  10.16 Agreement, dated as of September 30, 1997, between Plug Power LLC and the U.S. Department of Energy.*

  10.17 Cooperative Agreement, dated as of September 30, 1998, between the National Institute of Standards and Technology and Plug Power, LLC, and amendment thereto dated May 10, 1999.*

  10.18 Joint venture agreement, dated as of June 14, 1999 between Plug Power, LLC, Polyfuel, Inc., and SRI International.*

  10.19 Cooperative Research and Development Agreement, dated as of February 12, 1999, between Plug Power, LLC and U.S. Army Benet Laboratories.*

  10.20 Nonexclusive License Agreement, dated as of April 30, 1993, between Mechanical Technology Incorporated and the Regents of the University of California.*

  10.21 Development Collaboration Agreement, dated as of July 30, 1999, by and between Joh. Vaillant GMBH. U. CO. and Plug Power, LLC.*

  10.22 Agreement of Sale, dated as of June 23, 1999, between Mechanical Technology, Incorporated and Plug Power LLC.*

  10.23 Assignment and Assumption Agreement, dated as of July 1, 1999, between the Town of Colonie Industrial Development Agency, Mechanical Technology, Incorporated, Plug Power, LLC, KeyBank, N.A., and First Albany Corporation.*

  10.24 Replacement Reimbursement Agreement, dated as of July 1, 1999, between Plug Power, LLC and KeyBank, N.A.*

  10.25 1997 Membership Option Plan and amendment thereto dated September 27, 1999.*

  10.26 Trust Indenture, dated as of December 1, 1998, between the Town of Colonie Industrial Development Agency and Manufacturers and Traders Trust Company, as trustee.*

  10.27 Distribution Agreement, dated as of June 27, 1997, between Plug Power, LLC and Edison Development Corporation and amendment thereto dated September 27, 1999.*

  10.28 Agreement, dated as of June 27, 1999, between Plug Power, LLC and Gary Mittleman.*

  10.29 Agreement, dated as of June 8, 1999, between Plug Power, LLC and Louis
  R. Tomson.*

  10.30 Agreement, dated as of August 6, 1999, between Plug Power, LLC and Gregory A. Silvestri.*

  10.31 Agreement, dated as of August 12, 1999, between Plug Power, LLC and William H. Largent.*

  10.32 Agreement, dated as of August 20, 1999, between Plug Power, LLC and Dr. Manmohan Dhar.*

  10.33 1999 Stock Option and Incentive Plan.*

  10.34 Employee Stock Purchase Plan.*

  10.35 Agreement, dated as of August 27, 1999, by Plug Power, LLC, Plug Power Inc., GE On-Site Power, Inc., GE Power Systems Business of General Electric Company, and GE Fuel Cell Systems, L.L.C.*

  10.36 Registration Rights Agreement to be entered into by the Registrant and the stockholders of the Registrant.*

  10.37 Registration Rights Agreement to be entered into by Plug Power, L.L.C. and GE On-Site Power, Inc.*

  23.1 Consent of Goodwin, Procter & Hoar LLP (included in Exhibit 5.1 hereto).*

  23.2 Consent of PricewaterhouseCoopers LLP.*

  24.1 Powers of Attorney (included on signature page).*

   * Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-86089)

  27.1 Financial Data Schedule

B)  Reports on Form 8-K.

       On January 28, 2000, we filed a Form 8-K with the Securities and Exchange Commission to report a complaint was filed by DCT, Inc. on January 25, 2000.

       On February 9, 2000, we filed a Form 8-K with the Securities and Exchange Commission announcing the issuance of a press release announcing an agreement with Gastec, a developer of fuel processor technology.

       On March 10, 2000, we filed a Form 8-K with the Securities and Exchange Commission announcing the issuance of a press release announcing a development agreement with GE MicroGen and Joh. Vaillant GmbH u. Co., a leading European heating appliance manufacturer.



SIGNATURE
---------

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PLUG POWER INC.


DATE:  MAY 4, 2000       BY: /S/ GARY MITTLEMAN
                         ----------------------
                            GARY MITTLEMAN
                         CHIEF EXECUTIVE OFFICER


                         BY: /S/ WILLIAM H. LARGENT
                         --------------------------
                              WILLIAM LARGENT
                          CHIEF FINANCIAL OFFICER