Form 10-Q
period 2000-06-30
PLUG POWER INC
filed 2000-08-10
CIK 1093691

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q



X -  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     TRANSITION PERIOD FROM ________ TO _________


                       Commission File Number:  00027527



                                PLUG POWER INC.
            (Exact name of registrant as specified in its charter)



                968 ALBANY-SHAKER ROAD, LATHAM, NEW YORK  12110
             (Address of registrant's principal executive office)



                                (518) 782-7700
             (Registrant's telephone number, including area code)



            DELAWARE                                      22-3672377
  (State or other jurisdiction                        (I.R.S. Employer
        of Incorporation)                          Identification Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No
                                          ---    ---

The number of shares of common stock outstanding as of July 31, 2000 was 43,525,785 with a par value of $.01 per share.

                                PLUG POWER INC.

                              INDEX to FORM 10-Q


PART I.   FINANCIAL INFORMATION                                         Page

  Item 1 - Financial Statements

       Condensed Consolidated Balance Sheets - June 30, 2000
          and December 31, 1999                                            3

       Condensed Consolidated Statements of Operations - Three Month
          and Six Month Periods ended June 30, 2000 and June 30, 1999
          and Cumulative Amounts from Inception                            4

       Condensed Consolidated Statements of Cash Flows - Six Month
          Periods ended June 30, 2000 and June 30, 1999 and
          Cumulative Amounts from Inception                                5

       Notes to Condensed Consolidated Financial Statements              6 - 9


  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          10 - 17


PART II.  OTHER INFORMATION

  Item 1 - Legal Proceedings                                              18

  Item 4 - Submission of Matters to a Vote of Security Holders            18

  Item 6 - Exhibits and Reports on Form 8-K                             18 - 21

  Signature                                                               21

                                PLUG POWER INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (Unaudited)
                                                          June 30, 2000                   December 31, 1999
                                                        ------------------              --------------------
                ASSETS
Current assets:
      Cash and cash equivalents                            $110,797,623                     $171,496,286
      Restricted cash                                           275,000                          275,000
      Marketable securities                                  11,242,180                               --
      Accounts receivable                                     4,632,854                        5,212,943
      Inventory                                               2,606,335                          304,711
      Prepaid development costs                               2,166,667                               --
      Other current assets                                      466,898                          124,380
                                                           ------------                     ------------
         Total current assets                               132,187,557                      177,413,320

Restricted cash                                               5,600,274                        5,600,274
Property, plant and equipment, net                           28,747,562                       23,333,791
Intangible assets                                             8,505,528                               --
Investment in affiliates                                     11,142,696                        9,778,250
Prepaid development costs                                     4,208,333                               --
                                                           ------------                     ------------
         Total assets                                      $190,391,950                     $216,125,635
                                                           ============                     ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                     $  4,543,264                     $  4,644,496
      Accrued expenses                                        5,016,380                        3,004,126
      Deferred grant revenue                                    200,000                          200,000
      Current portion of capital lease obligation
         and long-term debt                                     356,103                          353,175
                                                           ------------                     ------------
         Total current liabilities                           10,115,747                        8,201,797

      Long-term debt                                          5,600,274                        5,600,274
      Deferred grant revenue                                    700,000                          800,000
      Capital lease obligation                                   66,544                          117,030
                                                           ------------                     ------------
         Total liabilities                                   16,482,565                       14,719,101
                                                           ------------                     ------------

Commitments and contingencies (see footnote 6)

Stockholders' equity:
   Preferred stock, $0.01 par value per share; 5,000,000
     shares authorized; none issued and outstanding                  --                               --

Common stock, $0.01 par value per share;
   245,000,000 shares authorized at June 30, 2000 and
    95,000,000 shares authorized at December 31, 1999;
    43,515,935 shares issued and outstanding, June 30,
    2000 and 43,015,508 shares issued and
    outstanding, December 31, 1999                              435,159                          430,155

 Paid-in capital                                            257,741,859                      249,964,994
 Deficit accumulated during the development stage           (84,267,633)                     (48,988,615)
                                                           ------------                     ------------
         Total stockholders' equity                         173,909,385                      201,406,534
                                                           ------------                     ------------
         Total liabilities and stockholders' equity        $190,391,950                     $216,125,635
                                                           ============                     ============

The accompanying notes are an integral part of the financial statements.

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                               ---------------------------------   -------------------------------
                                  Three months ended June 30,          Six months ended June 30,          Cumulative
                               ---------------------------------   -------------------------------          Amounts
                                         2000              1999              2000             1999       from Inception
                               ---------------------------------   -------------------------------      ----------------
Contract revenue               $    2,417,764       $  1,957,778   $    5,350,557    $   3,695,535      $   24,085,471
Cost of contract revenue            3,491,553          2,934,430        7,390,300        5,117,834          32,978,425
                               --------------       ------------   --------------    -------------      --------------
Loss on contracts                  (1,073,789)          (976,652)      (2,039,743)      (1,422,299)         (8,892,954)

In-process research and
 development                               --                 --        4,984,000               --           9,026,640
Research and
 development expense               16,932,662          4,799,472       28,376,834        7,780,246          54,816,596
General and administrative          1,696,570          2,670,636        3,253,000        5,599,736          16,564,960
Interest expense                       59,145                 --          154,615               --             344,201
                               --------------       ------------   --------------    -------------      --------------
      Operating loss              (19,762,166)        (8,446,760)     (38,808,192)     (14,802,281)        (89,645,351)

Interest income                     2,184,312            174,283        4,492,478          218,033           7,812,772
                               --------------       ------------   --------------    -------------      --------------
      Loss before equity in
       losses of affiliates       (17,577,854)        (8,272,477)     (34,315,714)     (14,584,248)        (81,832,579)

Equity in losses of affiliates       (455,304)          (312,948)        (963,304)        (500,448)         (2,435,054)
                               --------------       ------------   --------------    -------------      --------------
      Net loss                 $  (18,033,158)      $ (8,585,425)  $  (35,279,018)   $ (15,084,696)     $  (84,267,633)
                               ==============       ============   ==============    =============      ==============

Loss per share:
     Basic and diluted         $        (0.42)      $      (0.37)  $        (0.82)   $       (0.71)
                               ==============       ============   ==============    =============
Weighted average number of
 common shares
 outstanding                       43,151,810         23,468,613       43,053,998       21,299,034
                               ==============       ============   ==============    =============

The accompanying notes are an integral part of the financial statements.

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        Six months ended June 30,                Cumulative
                                                  -----------------------------------           Amounts from
                                                       2000                  1999                Inception
                                                  -----------------------------------       ---------------------
Cash Flows From Operating Activities:
 Net loss                                         $ (35,279,018)       $  (15,084,696)       $   (84,267,633)

 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                      1,770,000               224,217              3,809,036
   In-process research and development                       --                    --              4,042,640
   Equity in losses of affiliate                        963,304               500,448              2,435,054
   Amortization of intangible assets                  1,118,971                    --              1,118,971
   Amortization of deferred rent                             --               100,000                150,000
   Write-off of deferred rent                                --             1,850,000              1,850,000
   In-kind services                                          --                    --                500,000
   Stock based compensation                             253,924             2,406,250              2,503,924
   Compensatory options                                  63,400                80,400              1,254,200

   Changes in assets and liabilities:
     Accounts receivable                                580,089              (416,447)            (4,632,854)
     Inventory                                       (2,301,624)                   --             (2,606,335)
     Due from investor                                       --               685,306                286,492
     Prepaid development costs                       (1,375,000)                   --             (1,375,000)
     Other current assets                              (342,518)              (45,053)              (444,984)
     Accounts payable and accrued expenses            1,911,022             2,359,206              9,511,536
     Deferred grant revenue                            (100,000)                   --                900,000
     Due to investor                                         --              (278,882)              (286,492)
                                                  -------------        --------------        ---------------
       Net cash used in operating activities        (32,737,450)           (7,619,251)           (65,251,445)
                                                  -------------        --------------        ---------------

Cash Flows From Investing Activities:

    Purchase of property, plant and equipment        (7,183,771)           (5,498,919)           (20,703,820)
    Purchase of intangible assets                    (9,624,500)                   --             (9,624,500)
    Investment in affiliate                          (1,500,000)                   --             (1,500,000)
    Marketable securities                           (11,242,180)                   --            (11,242,180)
                                                  -------------        --------------        ---------------
       Cash used in investing activities            (29,550,451)           (5,498,919)           (43,070,500)
                                                  -------------        --------------        ---------------

Cash Flows From Financing Activities:

     Proceeds from issuance of common stock                  --            26,367,782            130,742,782
     Proceeds from initial public offering, net              --                    --             94,611,455
     Stock issuance costs                                    --                    --             (1,639,577)
     Proceeds from stock option exercises             1,636,796                    --              1,678,703
     Cash placed in escrow                                   --                    --             (5,875,274)
     Principal payments on capital lease
      obligations                                       (47,558)                   --               (113,521)
     Principal payments on long-term debt                    --                    --               (285,000)
                                                  -------------        --------------        ---------------
     Net cash provided by financing activities        1,589,238            26,367,782            219,119,568
                                                  -------------        --------------        ---------------

(Decrease) increase in cash and cash equivalents    (60,698,663)           13,249,612            110,797,623

 Cash and cash equivalents, beginning of period     171,496,286             3,993,122                     --
                                                  -------------        --------------        ---------------

 Cash and cash equivalents, end of period         $ 110,797,623        $   17,242,734        $   110,797,623
                                                  =============        ==============        ===============

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

2.  BASIS OF PRESENTATION

    The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

    Marketable Securities: Marketable securities includes investments in corporate debt securities which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities will be reflected in other comprehensive income and as a separate component of stockholders' equity. There was no significant difference between cost and fair value of these investments at June 30, 2000.

    Recent Accounting Pronouncements: In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 including the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is generally effective July 1, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

    In December, 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition. The Company is required to apply the provisions of SAB 101 in the fourth quarter of 2000, however, the Company does not expect the application of SAB 101 to have a material impact on the Company's financial position or results of operations.

3.  LOSS PER SHARE

    Loss per share for the Company is as follows:

                                  Three Months       Three Months         Six Months          Six Months
                                 Ended June 30,     Ended June 30,      Ended June 30,      Ended June 30,
                                     2000               2000                2000                2000
                               ----------------    ----------------    ----------------    ----------------
Numerator
  Net loss                       $(18,033,158)       $(8,585,425)        $(35,279,018)       $(15,084,696)

Denominator

  Weighted average number of

  Common shares                    43,151,810         23,468,613           43,053,998          21,299,034

    No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. The calculation also excludes 111,851 contingently returnable shares.

4.  INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." No benefit for federal or state income taxes has been reported in these condensed consolidated statements of operations as they have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

5.  INVESTMENTS IN AFFILIATES

    In February 1999, the Company entered into an agreement with GE MicroGen, Inc. (formerly GE On-Site Power, Inc.) a wholly owned subsidiary of General Electric Co. to create GE Fuel Cell Systems, L.L.C. (GEFCS) a limited liability company created to market and distribute fuel cell systems world-wide. GE MicroGen owns 75% of GEFCS and the Company owns 25% of GEFCS. The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. During the six months ended June 30, 2000, GEFCS had revenues (fee income) of approximately $1,329,000 and an operating and net loss of approximately $147,000.

    The company recently completed an amendment to its distribution agreement with GE Fuel Cell Systems that defines product specifications and delivery schedules for pre-commercial and commercial model introductions. The new agreement allows GE to extend the existing 10-year agreement by an additional 5 years. Given the Company's revised product introduction schedule, which is expected to be during the first half of 2002, it does not expect any significant sales to GE before the first half of 2002.

    In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Systems, Inc. (AES) in exchange for a combination of $1.5 million cash and Plug Power common stock valued at approximately $828,000. The Company accounts for its interest in AES on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. During the six months ended June 30, 2000, AES had sales of approximately $702,000 and an operating and net loss of approximately $378,000.

6.  GASTEC TRANSACTION

    In February 2000, Plug Power acquired all of Gastec's intellectual property, and certain fixed assets, related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electricity. The total purchase price was $14,800,000, paid in cash. In connection with the transaction, the Company recorded in-process research and development expense in the amount of $4,984,000, fixed assets in the amount of $192,000 and intangible assets in the amount of $9,624,000 (including a trained workforce for $357,000).

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

    The remaining $9,267,000 has been capitalized as an intangible asset. This amount together with the value attributable to the trained workforce has been capitalized and will be amortized over the next 36 months.

7.  STOCKHOLDERS' EQUITY

    Changes in stockholders' equity for the six months ended June 30, 2000 is as follows:

                                                                                              Deficit
                                                                                            Accumulated
                                                                                            During the           Total
                                      Common Stock                         Additional       Development      Stockholders'
                                         Shares            Amount        Paid-in Capital       Stage             Equity
                                      -------------------------------------------------------------------------------------------
  BALANCE, JANUARY 1, 2000               43,015,508       $ 430,155       $ 249,964,994     $ (48,988,615)    $ 201,406,534

  Stock issued for equity in                  7,000              70             827,680                             827,750
   affiliate

  Stock issued for development              104,869           1,048           4,998,952                           5,000,000
   agreement

  Stock issued to employees                   3,041              31             253,893                             253,924

  Compensatory stock options                                                     63,400                              63,400

  Stock option exercises                    385,517           3,855           1,632,940                           1,636,795

  Net loss                                                                                    (35,279,018)      (35,279,018)
                                      -------------------------------------------------------------------------------------------
  BALANCE, JUNE 30, 2000                 43,515,935       $ 435,159       $ 257,741,859     $ (84,267,633)    $ 173,909,385
                                      ===========================================================================================

8.  COMMITMENTS AND CONTINGENCIES

    Development agreements:

    In April, 2000, the Company finalized a joint development agreement with AXIVA GmbH, to develop a high temperature membrane electrode unit (MEU). Under the agreement, Plug Power and Axiva will exclusively work together on the development of a high temperature MEU for Plug Power's stationary fuel cell system applications. As part of the agreement Plug Power will contribute an estimated $4.1 million (not to exceed $4.5 million) to fund its share of the development efforts over the next twelve months. As of June 30, 2000, the Company has contributed $1.5 million under the terms of the agreement. In connection with the transaction, the Company has recorded $1.5 million under the balance sheet caption "Prepaid development costs" and will amortize these costs as they are incurred.

    In June 2000, the Company finalized a joint development agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of Plug Power's fuel processor - the front end of the fuel cell system. As part of the agreement, over the next three years, Plug Power will contribute $10 million to fund Engelhard's development efforts and Engelhard will purchase $10 million of Plug Power's common stock. The agreements also specify rights and obligations for Engelhard to supply product to Plug Power over the next 10 years. As of June 30, 2000, the Company has contributed $5 million under the terms of the agreement while Engelhard has purchased $5 million of Plug Power common stock. In connection with the transaction, the Company has recorded $5 million under the balance sheet caption "Prepaid development costs" and will amortize these costs as they are incurred.


    Litigation:

    The Company has disclosed on a Form 8-K filed January 25, 2000, with the Securities and Exchange Commission, that a legal complaint was filed against the Company, The Detroit Edison Company and EDC alleging the entities misappropriated business and technical trade secrets, ideas , know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT, Inc. The Company continues to believe the allegations made against it are without merit and intends to vigorously contest the litigation, but the ultimate outcome is of course uncertain. Due to the early stage of this litigation, we cannot determine whether any loss will result from the ultimate outcome.

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

     Plug Power was formed in June 1997 as a joint venture to further the development of fuel cells for electric power generation in residential and other applications. We are a development stage company and expect to bring our first commercial product to market in 2002. We recently completed an amendment to our distribution agreement with GE Fuel Cell Systems that defines product specifications and delivery schedules for pre-commercial and commercial model introductions. The new agreement also allows GE to extend the existing 10-year agreement by an additional 5 years.

     We continue to advance the development of our product. As a result of the continuous review of our development progress we have adjusted our production schedule for the remainder of this year and now plan to manufacture a total of 125 pre-commercial systems in year 2000. Through the first half of the year we have produced 61 pre-commercial systems for both onsite and offsite testing. At the end of the second quarter we had 27 field test systems, fueled by natural gas, providing power to homes and other buildings. These field systems, combined with others installed in Plug Power's R&D facilities, have accumulated over 47,000 hours of run time during the first six months of 2000. While these systems are not our final commercial design they enable us to gather meaningful data that is critical to the design of our initial commercial product which is now expected to be available during the first half of 2002. We do not expect significant product sales until after we begin commercial production.

     Since inception, we have devoted substantially all of our resources toward the development of the PEM fuel cell systems and have derived substantially all of our revenue from government research and development contracts. Through June 30, 2000, our stockholders in the aggregate have contributed $225.4 million in cash, including $93.0 million in net proceeds from our initial public offering of common stock, which closed on November 3, 1999 and $25.5 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and a 25% interest in GE Fuel Cell Systems.

     From inception through June 30, 2000, we have incurred losses of $84.3 million and expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install for internal and external testing, the related service requirements necessary to monitor those systems and potential design changes required as a result of field testing. There can be no assurance that we will manufacture or sell residential fuel cell systems successfully or achieve or sustain product revenues or profitability.

ALLIANCES AND DEVELOPMENT AGREEMENTS

Since our inception in June 1997, we have formed strategic alliances with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers.

GASTEC: In February 2000, Plug Power acquired all of Gastec's intellectual property, and certain fixed assets, related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electricity. The total purchase price was $14,800,000, paid in cash. In connection with the transaction, the Company recorded in-process research and development expense in the amount of $4,984,000, fixed assets in the amount of $192,000 and intangible assets in the amount of $9,624,000 (including a trained workforce for $357,000).

The in-process research and development was valued using an income approach which reflects the present value of future avoided costs the Company estimates it would otherwise have spent if it were to acquire the exclusive rights to this technology, for its remaining useful life, from another entity. The Company then discounted the net avoided cost using a 40% discount rate which the Company believes to be consistent with the risk associated this early stage technology. This amount was further adjusted to reflect the technology's stage of completion, of approximately 30%, in order to reflect the value of the in-process research and development attributable to the efforts of the seller up to the date of the transaction. Fixed assets were capitalized at their fair value and will be depreciated over their useful life. In connection with the transaction, the Company acquired the services of employees experienced in the fuel cell industry. Accordingly, the Company has capitalized the estimated cost savings associated with recruiting, relocating and training a similar workforce. The remaining $9,267,000 has been capitalized as an intangible asset. This amount together with the value attributable to the trained workforce has been capitalized and will be amortized over the next 36 months.

AXIVA: In April, 2000, the Company finalized a joint development agreement with AXIVA GmbH, to develop a high temperature membrane electrode unit (MEU). Under the agreement, Plug Power and Axiva will exclusively work together on the development of a high temperature MEU for Plug Power's stationary fuel cell system applications. As part of the agreement Plug Power will contribute an estimated $4.1 million (not to exceed $4.5 million) to fund its share of the development efforts over the next twelve months. As of June 30, 2000, the Company has contributed $1.5 million under the terms of the agreement. In connection with the transaction, the Company has recorded $1.5 million under the balance sheet caption "Prepaid development costs" and will amortize these costs as they are incurred.

ENGELHARD: In June 2000, the Company finalized a joint development agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of Plug Power's fuel processor - the front end of the fuel cell system. As part of the agreement, over the next three years, Plug Power will contribute $10 million to fund Engelhard's development efforts and Engelhard will purchase $10 million of Plug Power's common stock. The agreements also specify rights and obligations for Engelhard to supply product to Plug Power over the next 10 years. As of June 30, 2000, the Company has contributed $5 million under the terms of the agreement while Engelhard has purchased $5 million of Plug Power common stock. In connection with the transaction, the Company has recorded $5 million under the balance sheet caption "Prepaid development costs" and will amortize these costs as they are incurred.

ADVANCED ENERGY SYSTEMS: In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Systems, Inc. (AES) in exchange for a combination of $1.5 million cash and Plug Power stock valued at approximately $828,000. The Company accounts for its interest in AES on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. During the six months ended June 30, 2000, AES had sales of approximately $702,000 and an operating and net loss of approximately $378,000.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2000 and June 30, 1999.

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

     Total revenues for the second quarter ended June 30, 2000, were $2.4 million as compared to $2.0 million for the second quarter of 1999. This is the result of increased commercial contract revenue in the amount of $0.4 million, while the overall level of government contract revenue earned remained consistent. Government contract revenue represents approximately 80% of our total revenue. As a result of our cost sharing requirements for government contracts, we will report losses on these contracts as well as any future government contracts awarded.

     During the second quarter of 2000, the Company manufactured 39 pre-commercial residential fuel cell systems. The specifications of our current pre-commercial systems do not conform to the specifications originally agreed upon with GE in February 1999. As a result, GE is no longer contractually obligated to purchase the 485 units under its take or pay commitment and we no longer anticipate the projected $10.3 million in revenue from GE in 2000. Additionally, we do not expect any significant sales to GE until our commercial product is available during the first half of 2002.

     Cost of revenues. Cost of contract revenue includes compensation and benefits for the engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs. Cost of contract revenue was $3.5 million for the three months ended June 30, 2000, as compared to $2.9 million for the same period last year. The increase in contract costs were related to increased effort on those contracts with greater cost sharing requirements, combined with the additional staff and related support costs necessary to earn the additional commercial contract revenue. The result was a loss on contracts of $1.1 million for the three months ended June 30, 2000 compared to a loss on contracts of $1.0 million last year.

     We expect the cost to produce our initial systems to be higher than their sales price under the terms of our arrangements with our two distributors, GE Fuel Cell Systems and Edison Development and expect to continue to experience costs in excess of product revenues until we achieve higher production levels, which we do not anticipate until after 2003.

     Research and Development. Research and development expense includes compensation and benefits for the engineering and related staff, expenses for contract engineers, materials to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used, facility related costs, such as computer and network services and other general overhead costs. Research and development expenses increased to $16.9 million for the three months ended June 30, 2000 from $4.8 million for the three months ended June 30, 1999. The increase was primarily attributable to the growth of our research and development activities, $11.5 million, including the production of 39 test and evaluation residential PEM fuel cell systems and amortization in the amount of $0.6 million related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption "Intangible assets."

     General and Administrative. General and administrative expense includes compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, business development, information and legal services. General and administrative expenses decreased to $1.7 million for the three months ended June 30, 2000 from $2.7 million for the three months ended June 30, 1999. The decrease is due to a one-time charge, in 1999, in the amount of $1.9 million for write off of deferred rent expense offset by an increase of $0.9 million for increased personnel cost and general expenses associated with expanding business operations.

     In June 1999, the Company entered into a real estate purchase agreement with Mechanical Technology to acquire our current facility, a portion of which we previously leased from them. As a result, we wrote off deferred rent expense in the amount of $1.9 million during the quarter ended June 30, 1999.

     Interest Expense. Interest expense of $59,000 for the three months ended June 30, 2000 consists of interest on a long-term obligation related to a real estate purchase agreement with Mechanical Technology in June, 1999, and interest paid on capital lease obligations.

     Interest Income. Interest income consists of interest earned on our cash and cash equivalents and increased to $2.2 million for the three months ended June 30, 2000 from $174,000 for the same period last year. The increase was due to interest earned on higher balances of cash and cash equivalents available throughout the second quarter of 2000, which is result of our initial public offering of common stock and the exercise of warrants and stock purchase commitments by our existing stockholders.

     Equity in losses of affiliates. Equity in losses of affiliate increased to $455,000 for the three months ended June 30, 2000 from $313,000 last year. Equity in losses of affiliates for the period ended June 30, 2000 in the amount of $455,000 is our proportionate share of the losses of GE

Fuel Cell Systems and Advanced Energy Systems in the amount of $26,000 and goodwill amortization on those investments in the amount of $429,000, which we account for under the equity method of accounting.

     Income Taxes. No benefit for federal and state income taxes has been reported in the financial statements because the deferred tax asset generated from our net operating loss for the three month period ended June 30, 2000 has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

     We were taxed as a partnership prior to November 3, 1999, the effective date of our merger into a C corporation, and the federal and state income tax benefits of our losses were recorded by our stockholders. Effective on November 3, 1999, and began accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes."

Comparison of the Six Months Ended June 30, 2000 and June 30, 1999.

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

     Total revenues for the six months ended June 30, 2000 were $5.4 million as compared to $3.7 million for the same period in 1999. This is primarily the result of increased commercial contract revenue in the amount of $1.1 million. Government contract revenue represents approximately 80% of our total revenue. As a result of our cost sharing requirements for government contracts, we will report losses on these contracts as well as any future government contracts awarded.

     During the first half of 2000, the Company manufactured 61 pre-commercial residential fuel cell systems. The specifications of our current pre-commercial systems do not conform to the specifications originally agreed upon with GE in February 1999. As a result, GE is no longer contractually obligated to purchase the 485 units under its take or pay commitment and we no longer anticipate the projected $10.3 million in revenue from GE in 2000. Additionally, we do not expect any significant sales to GE until our commercial product is available during the first half of 2002.

     Cost of revenues. Cost of contract revenue includes compensation and benefits for the engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific government contracts. Cost of contract revenue was $7.4 million for the six months ended June 30, 2000, as compared to $5.1 million for the same period last year. The increase in contract costs were related to increased effort on those contracts with greater cost sharing requirements, combined with the additional staff and related support costs necessary to earn the additional contract revenue. The result was a loss on contracts of $2.0 million for the six months ended June 30, 2000 compared to a loss on contracts of $1.4 million last year.

     We expect the cost to produce our initial systems to be higher than their sales price under the terms of our arrangements with our two distributors, GE Fuel Cell Systems and Edison Development and expect to continue to experience costs in excess of product revenues until we achieve higher production levels, which we do not anticipate until after 2003.

     Research and Development. Research and development expense includes compensation and benefits for the engineering and related staff, expenses for contract engineers, materials to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used, facility related costs, such as computer and network services and other general overhead costs. Research and development expenses increased to $33.4 million for the six months ended June 30, 2000 from $7.8 million for the six months ended June 30, 1999. The increase was a result of a one-time charge of $5.0 million related to the write off of in-process research and development related to our acquisition of intellectual property acquired from Gastec and amortization of $1.1 million related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption "Intangible assets." The remaining increase, $19.5 million, is attributable to the growth of our research and development activities, including the production of 61 test and evaluation residential PEM fuel cell systems.

     General and Administrative. General and administrative expense includes compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, business development, information and legal services. General and administrative expenses decreased to $3.3 million for the six months ended June 30, 2000 from $5.6 million for the six months ended June 30, 1999. The decrease was primarily due to a $2.3 million charge for non-cash stock-based compensation, a $1.9 million charge for the write-off of deferred rent expense, both further explained below, offset by an increase of $1.9 million for increased personnel cost and general expenses associated with expanding business operations.

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

     In June 1999, the Company entered into a real estate purchase agreement with Mechanical Technology to acquire our current facility, a portion of which we previously leased from them. As a result, we wrote off deferred rent expense in the amount of $1.9 million during the quarter ended June 30, 1999.

     Interest Expense. Interest expense of $155,000 for the six months ended June 30, 2000 consists of interest on a long-term obligation related to a real estate purchase agreement with Mechanical Technology in June, 1999, and interest paid on capital lease obligations.

     Interest Income. Interest income consists of interest earned on our cash and cash equivalents and increased to $4.5 million for the six months ended June 30, 2000 from $218,000 for the same period last year. The increase was due to interest earned on higher balances of cash and cash equivalents available throughout the first half of 2000, which is result of our initial public offering of common stock and the exercise of warrants and stock purchase commitments by our existing stockholders.

     Equity in losses of affiliates. Equity in losses of affiliate increased to $963,000 for the six months ended June 30, 2000 from $500,000 last year. Equity in losses of affiliates during the six months ended June 30, 2000 in the amount of $963,000 is our proportionate share of the losses of GE Fuel Cell Systems and Advanced Energy Systems in the amount of $253,000 and goodwill amortization on those investments in the amount of $710,000, which we account for under the equity method of accounting.

     Income Taxes. No benefit for federal and state income taxes has been reported in the financial statements because the deferred tax asset generated from our net operating loss for the three month period ended March 31, 2000 has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

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

     We have financed our operations through June 30, 2000, primarily from the sale of equity, which has provided cash in the amount of $225.4 million. As of June 30, 2000, we had unrestricted cash, cash equivalents and marketable securities totaling $122.0 million and working capital was approximately $122.0 million. As a result of our purchase of real estate from Mechanical Technology, we have escrowed $5.8 million in cash to collateralize the debt assumed on the purchase.

     During the six months ended June 30, 2000, net cash used in operating activities was $32.7 million, including $5.0 million related to the write off of in-process research and development related to our acquisition of intellectual property acquired from Gastec. Cash used in investing activities during the six months ended June 30, 2000, was $29.6 million, including $11.2 million for the purchase of marketable securities. Excluding the purchase of marketable securities, cash used in investing activities was $18.4 million consisting of $7.2 million for the purchase of property, plant and equipment, $9.7 million representing the goodwill portion of the purchase price related to the acquisition of intellectual property from Gastec and $1.5 million for a 28% ownership interest in Advanced Energy Systems.

     Since inception, net cash used in operating activities has been $65.3 million and cash used in investing activities has been $43.1 million

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

At the Company's Annual Meeting of Shareholders ("Annual Meeting") held on May 24, 2000, the Company's shareholders approved the following:

(1) To elect the following directors as Class I Directors, each to serve until the Company's 2003 annual meeting of stockholders and until his successor is duly elected and qualified:

                                                     Against/   Broker
     Nominee                   For      Withheld     Abstain    Non-Votes
     -------                   --------------------------------------------

     Gary Mittleman            37,538,037    23,047        --         --
     Walter L. Robb            37,538,037    23,047        --         --
     Anthony F. Earley, Jr.    37,538,037    23,047        --         --

(2)  To approve an amendment
     to the Company's
     Certificate of
     Incorporation increasing
     the number of authorized
     shares of Common Stock
     from 95,000,000 to
     245,000,000               37,287,322   243,622    29,212         --


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A)  Exhibits.

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

    10.37 Registration Rights Agreement to be entered into by Plug Power, L.L.C. and GE On-Site Power, Inc. *

    23.1 Consent of Goodwin, Procter & Hoar LLP (included in Exhibit 5.1 hereto). *

    24.1 Powers of Attorney (included on signature page). *

    * Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-86089)

      27.1 Financial Data Schedule

B)    Reports on Form 8-K.

        On May 4, 2000, we filed a Form 8-K with the Securities and Exchange Commission announcing the issuance of a press release announcing first quarter results and product development update.



SIGNATURE
__________

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PLUG POWER INC.


DATE:  AUGUST 11, 2000             BY: /s/ GARY MITTLEMAN
                                       ----------------------
                                       GARY MITTLEMAN
                                       CHIEF EXECUTIVE OFFICER


                                   BY: /s/ WILLIAM H. LARGENT
                                       --------------------------
                                       WILLIAM LARGENT
                                       CHIEF FINANCIAL OFFICER