Form 10-Q
period 2000-09-30
PLUG POWER INC
filed 2000-11-14
CIK 1093691

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q



X -  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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

The number of shares of common stock outstanding as of October 31, 2000 was 43,699,960 with a par value of $.01 per share.

                                PLUG POWER INC.


                               INDEX to FORM 10-Q



PART I.    FINANCIAL INFORMATION                                        Page
                                                                        ----

  Item 1 - Financial Statements

           Condensed Consolidated Balance Sheets - September 30, 2000
            and December 31, 1999                                         3

           Condensed Consolidated Statements of Operations - Three Month
            and Nine Month Periods ended September 30, 2000 and
            September 30, 1999 and Cumulative Amounts from Inception      4

           Condensed Consolidated Statements of Cash Flows -
            Nine Month Periods ended September 30, 2000 and
            September 30, 1999 and Cumulative Amounts from Inception      5

           Notes to Condensed Consolidated Financial Statements          6-10

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          11-19

PART II.   OTHER INFORMATION

  Item 1 - Legal Proceedings                                              20

  Item 2 - Changes in Securities and Use of Proceeds                      20

  Item 6 - Exhibits and Reports on Form 8-K                             20-23

  Signature                                                               23

                                PLUG POWER INC.
                        (A Development Stage Enterprise)



                     Condensed Consolidated Balance Sheets




                                                                          (Unaudited)
                                                                      September 30, 2000    December 31, 1999
                                                                      ------------------    ------------------
             ASSETS
Current assets:
      Cash and cash equivalents                                              $  92,316,916        $ 171,496,286
      Restricted cash                                                              275,000              275,000
      Marketable securities                                                     12,819,410                   --
      Accounts receivable                                                        2,368,243            5,212,943
      Inventory                                                                  2,156,781              304,711
      Prepaid development costs                                                  2,416,668                   --
      Other current assets                                                         543,606              124,380
                                                                             -------------       --------------
              Total current assets                                             112,896,624          177,413,320
 Restricted cash                                                                 5,600,274            5,600,274
 Property, plant and equipment, net                                             30,607,690           23,333,791
 Intangible assets                                                               7,666,298                    -
 Investment in affiliates                                                       10,204,677            9,778,250
 Prepaid development costs                                                       3,021,318                   --
                                                                             -------------       --------------
              Total assets                                                   $ 169,996,881        $ 216,125,635
                                                                             =============       =============


             LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                        $  4,208,363       $    4,644,496
      Accrued expenses                                                           4,855,428            3,004,126
      Deferred grant revenue                                                       200,000              200,000
      Current portion of capital lease obligation
         and long-term debt                                                        354,230              353,175
                                                                             -------------       --------------
              Total current liabilities                                          9,618,021            8,201,797
      Long-term debt                                                             5,600,274            5,600,274
      Deferred grant revenue                                                       650,000              800,000
      Capital lease obligation                                                      52,596              117,030
                                                                             -------------       --------------
              Total liabilities                                                 15,920,891           14,719,101
                                                                             -------------       --------------
 Commitments and contingencies (see footnote 9)
 Stockholders' equity:
      Preferred stock, $0.01 par value per share; 5,000,000
         shares authorized; none issued and outstanding                               --                  --
 Common stock, $0.01 par value per share;
      245,000,000 shares authorized at September 30, 2000 and
         95,000,000 shares authorized at December 31, 1999;
         43,651,682 shares issued and outstanding, September
         30, 2000 and 43,015,508 shares issued and
         outstanding, December 31, 1999                                            436,517             430,155
      Paid-in capital                                                          266,557,506         249,964,994
      Deficit accumulated during the development stage                        (112,918,033)        (48,988,615)
                                                                             -------------       --------------
             Total stockholders' equity                                        154,075,990         201,406,534
                                                                             -------------       --------------
             Total liabilities and stockholders' equity                      $ 169,996,881       $ 216,125,635
                                                                             =============       =============


   The accompanying notes are an integral part of the consolidated financial statements.

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                Condensed Consolidated Statements of Operations
                                  (Unaudited)






                                          Three months ended September 30,        Nine months ended Septemeber 30,   Cumulative
                                         ---------------------------------    ------------------------------------   Amounts
                                                  2000              1999             2000                   1999     from Inception
                                         ---------------  ---------------     --------------     ---------------    ---------------
 Contract revenue                          $ 1,547,791       $ 3,006,061      $ 6,898,348            $ 6,701,596    $  25,633,262
 Cost of contract revenue                    3,041,964         4,731,854       10,432,264              9,849,688       36,020,389
                                           -----------       -----------      -----------            -----------    -------------
 Loss on contracts                          (1,494,173)       (1,725,793)      (3,533,916)            (3,148,092)     (10,387,127)
 In-process research
  and development                                    -                 -        4,984,000                      -        9,026,640
 Research and
  development expense                       18,525,509         6,106,389       46,902,343             13,886,635       73,342,105
 General and administrative
  expense                                    2,113,631         1,656,644        5,303,231              4,925,980       15,174,391
 Interest expense                              110,824                 -          265,439                      -          455,025
 Stock-based compensation                    7,450,233            31,700        7,513,633              2,362,100       10,954,433
                                           -----------       -----------      -----------            -----------    -------------
      Operating loss                       (29,694,370)       (9,520,526)     (68,502,562)           (24,322,807)    (119,339,721)
 Interest income                             1,981,989           149,550        6,474,467                367,583        9,794,761
      Loss before
      equity in
      losses of affiliates                 (27,712,381)       (9,370,976)     (62,028,095)           (23,955,224)    (109,544,960)
 Equity in losses
  of affiliates                               (938,019)         (411,802)      (1,901,323)              (912,250)      (3,373,073)
                                           -----------       -----------      -----------            -----------    -------------
      Net loss                           $ (28,650,400)     $ (9,782,778)   $ (63,929,418)         $ (24,867,474)   $(112,918,033)
                                           ===========       ===========      ===========            ===========    =============
Loss per share:
      Basic and diluted                        $ (0.66)          $ (0.38)         $ (1.48)               $ (1.10)
                                           ===========       ===========      ===========            ===========
Weighted average
number of common
shares outstanding                          43,433,561        25,423,078       43,181,442             22,688,822
                                           ===========       ===========      ===========            ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             PLUG POWER INC.
                    (A Development Stage Enterprise)

                Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                                              Nine months ended September 30,           Cumulative
                                                           ------------------------------------        Amounts from
                                                                 2000                1999               Inception
                                                           ----------------     ---------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $ (63,929,418)      $(24,867,474)      $(112,918,033)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                              2,251,156            988,668           4,290,192
       In-process research and development                                -                  -           4,042,640
       Equity in losses of affiliate                              1,901,323            912,250           3,373,073
       Amortization of intangible assets                          1,958,202                  -           1,958,202
       Amortization of deferred rent                                      -            100,000             150,000
       Write-off of deferred rent                                         -          1,850,000           1,850,000
       In-kind services                                                   -                  -             500,000
       Stock based compensation                                     253,924          2,250,000           2,503,924
       Compensatory options                                       7,513,633            112,100           8,704,433

        Changes in assets and liabilities:
           Accounts receivable                                    2,844,700         (1,982,978)         (2,368,243)
           Inventory                                             (1,852,070)                 -          (2,156,781)
           Due from investor                                              -            461,774             286,492
           Prepaid development costs                               (437,986)                 -            (437,986)
           Other current assets                                    (419,226)           (92,945)           (521,692)
           Accounts payable and accrued expenses                  1,415,169          3,541,713           9,015,683
           Deferred grant revenue                                  (150,000)                 -             850,000
           Due to investor                                                -            236,387            (286,492)
                                                               ------------       ------------       -------------
                 Net cash used in operating activities          (48,650,593)       (16,490,505)        (81,164,588)
                                                               ------------       ------------       -------------

 Cash Flows From Investing Activities:

    Purchase of property, plant and equipment                      (9,525,055)      (8,536,633)        (23,045,104)
    Purchase of intangible assets                                  (9,624,500)               -          (9,624,500)
    Investment in affiliate                                        (1,500,000)               -          (1,500,000)
    Marketable securities                                         (12,819,410)               -         (12,819,410)
                                                                 ------------     ------------       -------------
              Cash used in investing activities                   (33,468,965)      (8,536,633)        (46,989,014)
                                                                 ------------     ------------       -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                             -       30,367,787         130,742,782
         Proceeds from initial public offering, net                         -                -          94,611,455
         Stock issuance costs                                               -                -          (1,639,577)
         Proceeds from stock option exercises                       3,003,567                -           3,045,474
         Cash placed in escrow                                              -       (6,160,274)         (5,875,274)
         Principal payments on capital lease obligations              (63,379)               -            (129,342)
         Principal payments on long-term debt                               -                -            (285,000)
                                                                 ------------     ------------       -------------
              Net cash provided by financing activities             2,940,188       24,207,513         220,470,518
                                                                 ------------     ------------       -------------
 (Decrease) increase in cash and cash equivalents                 (79,179,370)        (819,625)         92,316,916
 Cash and cash equivalents, beginning of period                   171,496,286        3,993,122                   -
                                                                 ------------     ------------       -------------
 Cash and cash equivalents, end of period                     $    92,316,916     $  3,173,497       $  92,316,916
                                                                 ============     ============       =============

                                                                               5

The accompanying notes are an integral part of the consolidated financial statements.

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

2. LIQUIDITY

   Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our residential fuel cell systems, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our fuel cell systems for worldwide residential use, to hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We will pursue the expansion of our operations through internal growth and strategic acquisitions and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. Failure to raise the funds necessary to finance future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect operations in future periods. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash balances will provide us with sufficient capital to fund operations for at least the next 12 months.

3. BASIS OF PRESENTATION

   The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

   Marketable Securities: Marketable securities includes investments in corporate debt securities which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities would be reflected in other comprehensive income and as a separate component of stockholders' equity. There was no significant difference between cost and fair value of these investments at September 30, 2000.

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

   In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") and subsequently issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS 133" ("Statement 138"). These statements, which are effective for the Company for the year beginning January 1, 2001, establish accounting and reporting standards for derivative instruments and for hedging activities. Management believes that Statements 133 and 138 will not have a material impact on the Company's Consolidated Financial Statements.

4.  LOSS PER SHARE

   Loss per share for the Company is as follows:


                                  Three Months        Three Months         Nine Months         Nine Months
                                      Ended               Ended               Ended               Ended
                                  September 30,       September 30,       September 30,       September 30,
                                      2000                1999                2000                1999
                               ----------------    ----------------    ----------------    ----------------

Numerator
    Net loss                       $(28,650,400)        $(9,782,778)       $(63,929,418)       $(24,867,474)

Denominator
    Weighted average number of
    Common shares                    43,433,561          25,423,078          43,181,442          22,688,822

   No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. The calculation also excludes 111,851 contingently returnable shares.

5. INCOME TAXES

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

6. INVESTMENTS IN AFFILIATES

   In February 1999, the Company entered into an agreement with GE MicroGen, Inc. (formerly GE On-Site Power, Inc.) a wholly owned subsidiary of General Electric Co. to create GE Fuel Cell Systems, L.L.C. (GEFCS) a limited liability company created to market and distribute fuel cell systems world-wide. GE MicroGen owns 75% of GEFCS and the Company owns 25% of GEFCS. The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. During the nine months ended September 30, 2000, GEFCS had net revenues (fee income) of approximately $1,379,000 and an operating and net loss of approximately $2,465,000. For this same period, the Company has recorded equity in losses of this affiliate of approximately $1,460,000, including goodwill amortization of $844,000.

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

   In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Systems, Inc. (AES) in exchange for a combination of $1.5 million cash and Plug Power common stock valued at approximately $828,000. The Company accounts for its interest in AES on the equity method of accounting and adjusts its investment by its proportionate share of income or losses.
   During the nine months ended September 30, 2000, AES had sales of approximately $1,443,000 and an operating and net loss of approximately $521,000. For this same period, the Company has recorded equity in losses of this affiliate of approximately $441,000, including goodwill amortization of $295,000.


7.  GASTEC TRANSACTION

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

   The in-process research and development was valued using an income approach which reflects the present value of future avoided costs the Company estimates it would otherwise have spent if it were to acquire the exclusive rights to this technology, for its remaining useful life, from another entity. The Company then discounted the net avoided cost using a 40% discount rate which the Company believes to be consistent with the risk associated with this early stage technology. This amount was further adjusted to reflect the technology's stage of completion, of approximately 30%, in order to reflect the value of the in-process research and development attributable to the efforts of the seller up to the date of the transaction.

   Fixed assets were capitalized at their fair value and will be depreciated over their useful life.

   In connection with the transaction, the Company acquired the services of employees experienced in the fuel cell industry. Accordingly, the Company has capitalized the estimated cost savings associated with recruiting, relocating and training a similar workforce.

   The remaining $9,267,000 has been capitalized as an intangible asset. This amount together with the value attributable to the trained workforce has been capitalized and is being amortized over the next 36 months.

8.  STOCKHOLDERS' EQUITY

   Changes in stockholders' equity for the nine months ended September 30, 2000 is as follows:

                                                                                              Deficit
                                                                                            Accumulated
                                                                                             During the           Total
                                              Common stock                 Additional       Development       Stockholders'
                                         Shares            Amount        Paid-in Capital       Stage              Equity
                                   --------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000                  43,015,508           $430,155     $249,964,994      $(48,988,615)     $201,406,534
   Stock issued for equity in                  7,000                 70          827,680                             827,750
    affiliate
   Stock issued for development              104,869              1,048        4,998,952                           5,000,000
    agreement
   Stock issued to employees                   3,041                 31          253,893                             253,924
   Compensatory stock options                                                  7,513,633                           7,513,633
   Stock option exercises                    521,264              5,213        2,998,354                           3,003,567
   Net loss                                                                                    (63,929,418)      (63,929,418)
                                   --------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000               43,651,682           $436,517     $266,557,506     $(112,918,033)     $154,075,990
                                   =========================================================================================

   During the quarter ended September 30, 2000, the Company recorded a one-time, non-cash charge in the amount of $7.4 million related to stock-based compensation for the Company's former President and CEO.

9. COMMITMENTS AND CONTINGENCIES

   Development agreements:

   In April, 2000, the Company finalized a joint development agreement with AXIVA GmbH, to develop a high temperature membrane electrode unit (MEU). Under the agreement, Plug Power and Axiva will exclusively work together on the development of a high temperature MEU for Plug Power's stationary fuel cell system applications. As part of the agreement Plug Power will contribute an estimated $4.1 million (not to exceed $4.5 million) to fund its share of the development efforts over the next twelve months. As of September 30, 2000, the Company has contributed $1.5 million under the terms of the agreement. In connection with the transaction, the Company has recorded $1.5 million under the balance sheet caption "Prepaid development costs". Through September 30, 2000, the Company has expensed $750,000 of such costs.

   In June 2000, the Company finalized a joint development agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of Plug Power's fuel processor - the front end of the fuel cell system. As part of the agreement, over the next three years, Plug Power will contribute $10 million to fund Engelhard's development efforts and Engelhard will purchase $10 million of Plug Power's common stock. The agreements also specify rights and obligations for Engelhard to supply product to Plug Power over the next 10 years. As of September 30, 2000, the Company has contributed $5 million under the terms of the agreement while Engelhard has purchased $5 million of Plug Power common stock. In connection with the transaction, the Company has recorded $5 million under the balance sheet caption "Prepaid development costs". Through September 30, 2000, the Company has expensed $312,000 of such costs.

   In September 2000, the Company finalized a joint development agreement with Torrington Research Company for development and supply of auxiliary components within Plug Power's fuel cell system. As part of the agreement, Plug Power will contribute $750,000 to fund Torrington's development efforts through year-end 2000. In connection with the transaction, the Company will receive a specified number of development units which it will integrate into the Plug Power fuel cell system. Through September 30, 2000, the Company has funded development activities in the amount of approximately $350,000, which has been recorded as research and development expense.


   Litigation:

   The Company has disclosed on a Form 8-K filed January 25, 2000, with the Securities and Exchange Commission, that a legal complaint was filed against the Company, The Detroit Edison Company and EDC alleging the entities misappropriated business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT, Inc. The Company believes that the allegations in the complaint are without merit and is vigorously contesting the litigation. The Company does not believe that the outcome of these actions will have will a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of this action.

   On or about September 14, 2000, a purported shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that Plug Power and various of its officers and directors violated certain federal securities laws by failing to disclose certain information concerning its products and future prospects. The action is entitled Plumbing Solutions v. Plug Power Inc., et al., CV-00-5553. The action was brought on behalf of a purported class of purchasers of Plug Power, Inc. stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, thirteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, CV-00-5553. Plug Power believes that the allegations in the complaints are without merit and intends to vigorously defend the claims. Plug Power does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

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

  Plug Power was formed in June 1997 as a joint venture to further the development of fuel cells for electric power generation in residential and other applications. We are a development stage company and expect that we will have full commercial product availability during the first half of 2002. While the Company has certain best efforts obligations to GE in 2001 with respect to pre-commercial and first generation commercial products, we do not expect significant product sales to GE before full commercial product availability during the first half of 2002.

  We continue to advance the development of our product. Through the first nine months of 2000 we have produced 91 pre-commercial systems for both onsite and offsite testing. These systems have accumulated over 100,000 hours of system run time. While these systems are not our final commercial design they have enabled us to gather meaningful data that is critical to the design of our initial commercial product. During the fourth quarter, the company will manufacture initial prototype RU1 (Residential Unit 1) systems.

  Since inception, we have devoted substantially all of our resources toward the development of the PEM fuel cell systems and have derived substantially all of our revenue from government research and development contracts. Through September 30, 2000, our stockholders in the aggregate have contributed $225.4 million in cash, including $93.0 million in net proceeds from our initial public offering of common stock, which closed on November 3, 1999 and $31.3 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and a 25% interest in GE Fuel Cell Systems.

  From inception through September 30, 2000, we have incurred losses of $112.9 million and expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install for internal and external testing, the related service requirements necessary to monitor those systems and potential design changes required as a result of field testing. There can be no assurance that we will manufacture or sell residential fuel cell systems successfully or achieve or sustain product revenues or profitability.

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

The in-process research and development was valued using an income approach which reflects the present value of future avoided costs the Company estimates it would otherwise have spent if it were to acquire the exclusive rights to this technology, for its remaining useful life, from another entity. The Company then discounted the net avoided cost using a 40% discount rate which the Company believes to be consistent with the risk associated this early stage technology. This amount was further adjusted to reflect the technology's stage of completion, of approximately 30%, in order to reflect the value of the in-process research and development attributable to the efforts of the seller up to the date of the transaction. Fixed assets were capitalized at their fair value and will be depreciated over their useful life. In connection with the transaction, the Company acquired the services of employees experienced in the fuel cell industry. Accordingly, the Company has capitalized the estimated cost savings associated with recruiting, relocating and training a similar workforce. The remaining $9,267,000 has been capitalized as an intangible asset. This amount together with the value attributable to the trained workforce has been capitalized and is being amortized over the next 36 months.

AXIVA: In April, 2000, the Company finalized a joint development agreement with AXIVA GmbH, to develop a high temperature membrane electrode unit (MEU). Under the agreement, Plug Power and Axiva will exclusively work together on the development of a high temperature MEU for Plug Power's stationary fuel cell system applications. As part of the agreement Plug Power will contribute an estimated $4.1 million (not to exceed $4.5 million) to fund its share of the development efforts over the next twelve months. As of September 30, 2000, the Company has contributed $1.5 million under the terms of the agreement. In connection with the transaction, the Company has recorded $1.5 million under the balance sheet caption "Prepaid development costs". Through September 30, 2000, the Company has expensed $750,000 of such costs.

ENGELHARD: In June 2000, the Company finalized a joint development agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of Plug Power's fuel processor -the front end of the fuel cell system. As part of the agreement, over the next three years, Plug Power will contribute $10 million to fund Engelhard's development efforts and Engelhard will purchase $10 million of Plug Power's common stock. The agreements also specify rights and obligations for Engelhard to supply product to Plug Power over the next 10 years. As of September 30, 2000, the Company has contributed $5 million under the terms of the agreement while Engelhard has purchased $5 million of Plug Power common stock. In connection with the transaction, the Company has recorded $5 million under the balance sheet caption "Prepaid development costs". Through September 30, 2000, the Company expensed $312,000 of such costs.

ADVANCED ENERGY SYSTEMS: In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Systems, Inc. (AES) in exchange for a combination of $1.5 million cash and Plug Power stock valued at approximately $828,000. The Company accounts for its interest in AES on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. During the nine months ended September 30, 2000, AES had sales of approximately $1,443,000 and an operating and net loss of approximately $521,000.

TORRINGTON RESEARCH COMPANY: In September 2000, the Company finalized a joint development agreement with Torrington Research Company for development and supply of auxiliary components within Plug Power's fuel cell system. As part of the agreement, Plug Power will contribute $750,000 to fund Torrington's development efforts through year-end 2000. In connection with the transaction, the Company will receive a specified number of development units which it will integrate into the Plug Power fuel cell system. Through September 30, 2000, the Company has funded development activities in the amount of approximately $350,000, which has been recorded as research and development expense.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2000 and September 30, 1999.

  Revenues.   Our revenues during this period were derived primarily from cost reimbursement government contracts relating to the development of PEM fuel cell technology and contract revenue generated from the delivery of PEM fuel cells and related engineering and testing support services for other customers. Our government contracts provide for the partial recovery of direct and indirect costs from the specified government agency, generally requiring us to absorb from 25% to 50% of contract costs incurred. As a result of these cost sharing requirements, we will report losses on these contracts as well as any future government contracts awarded.

  Total revenues for the third quarter ended September 30, 2000, were $1.5 million as compared to $3.0 million for the third quarter of 1999. The decrease is the result of completion of government contracts with the U.S. Department of Energy. Although we intend to continue certain government contract work, we expect future quarterly contract revenue will continue to decrease on a comparable basis with prior periods, as we focus on bringing the RU1 (Residential Unit 1) to the commercial marketplace.

  During the third quarter of 2000, the Company manufactured 30 pre-commercial residential fuel cell systems. The specifications of our current pre-commercial systems do not conform to the specifications originally agreed upon with GE in February 1999. As a result, GE is no longer contractually obligated to purchase the 485 units under its take or pay commitment and we no longer anticipate the projected $10.3 million in revenue from GE in 2000. Additionally, while the Company has certain best efforts obligations to GE in 2001 with respect to pre-commercial and first generation commercial products, we do not expect significant product sales to GE before full commercial product availability during the first half of 2002.

  Cost of revenues.   Cost of contract revenue includes compensation and
benefits for the engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs. Cost of contract revenue was $3.0 million for the three months ended September 30, 2000, as compared to $4.7 million for the same period last year. While contract costs have decreased as a result of our reduced government contract activity, the percentage of contract cost compared to contract revenue has increased due to greater cost sharing requirements on those contracts currently in place. The result was a loss on contracts of $1.5 million for the three months ended September 30, 2000 compared to a loss on contracts of $1.7 million last year.

  We expect the cost to produce our initial systems will be higher than their sales price under the terms of our arrangements with our two distributors, GE Fuel Cell Systems and Edison Development and expect to continue to experience costs in excess of product revenues until we achieve higher production levels, which we do not anticipate until after 2003.

  Research and Development.   Research and development expense includes
compensation and benefits for the engineering and related staff, expenses for contract engineers, materials to build development and prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used, facility related costs, such as computer and network services and other general overhead costs. Research and development expenses increased to $18.5 million for the three months ended September 30, 2000 from $6.1 million for the three months ended September 30, 1999.

  The increase of $12.4 million was primarily attributable to the growth of our research and development activities, which included a 40% increase in the labor base, 30 test and evaluation residential PEM fuel cell systems, amortization of capitalized development expenses in the amount of $900,000 under our joint development programs with Engelhard and Axiva, recorded on our balance sheet under the caption "Prepaid development costs" and amortization in the amount of $800,000 related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption "Intangible assets."

  General and Administrative.   General and administrative expense includes
compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, marketing, information technology and legal services. General and administrative expenses increased to $2.1 million for the three months ended September 30, 2000 from $1.7 million for the three months ended September 30, 1999. The increase is due to an increased personnel cost and general expenses associated with expanding business operations.

  Interest Expense. Interest expense of $111,000 for the three months ended September 30, 2000 consists of interest on a long-term obligation related to a real estate purchase agreement with Mechanical Technology in June, 1999, and interest paid on capital lease obligations.

  Stock-based Compensation. During the quarter ended September 30, 2000, we recorded a one-time, non-cash charge in the amount of $7.4 million related to stock-based compensation for the Company's former President and CEO.

  Interest Income.   Interest income consists of interest earned on our cash and cash equivalents and increased to $2.0 million for the three months ended September 30, 2000 from $150,000 for the same period last year. The increase was due to interest earned on higher balances of cash and cash equivalents available throughout the third quarter of 2000, which is result of our initial public offering of common stock and the exercise of warrants and stock purchase commitments by our existing stockholders.

  Equity in losses of affiliates. Equity in losses of affiliates increased to $938,000 for the three months ended September 30, 2000 from $412,000 last year. Equity in losses of affiliates for the period ended September 30, 2000 in the amount of $938,000 is our proportionate share of the losses of GE Fuel Cell Systems and Advanced Energy Systems in the amount of $509,000 and goodwill amortization on those investments in the amount of $429,000.

  Income Taxes.   No benefit for federal and state income taxes has been
reported in the financial statements as the deferred tax asset generated from our net operating has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

  We were taxed as a partnership prior to November 3, 1999, the effective date of our merger into a C corporation, and the federal and state income tax benefits of our losses were recorded by our stockholders. Effective on November 3, 1999, we began accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), ''Accounting for Income Taxes.''

Comparison of the Nine Months Ended September 30, 2000 and September 30, 1999.

  Revenues. Our revenues during this period were derived primarily from cost reimbursement government contracts relating to the development of PEM fuel cell technology and contract revenue generated from the delivery of PEM fuel cells and related engineering and testing support services for other customers. Our government contracts provide for the partial recovery of direct and indirect costs from the specified government agency, generally requiring us to absorb from 25% to 50% of contract costs incurred. As a result of these cost sharing requirements, we will report losses on these contracts as well as any future government contracts awarded.

  Total revenues for the nine months ended September 30, 2000 were $6.9 million as compared to $6.7 million for the same period in 1999. We have substantially completed certain government contracts with the U.S. Department of Energy. Although we intend to continue certain government contract work, we expect future quarterly contract revenue will continue to decrease on a comparable basis with prior periods, as we focus on bringing the RU1 (Residential Unit 1) to the commercial marketplace.

  During the first nine months of 2000, the Company manufactured 91 pre-commercial residential fuel cell systems. The specifications of our current pre-commercial systems do not conform to the specifications originally agreed upon with GE in February 1999. The company recently completed an amendment to its distribution agreement with GE Fuel Cell Systems that defines product specifications and delivery schedules for pre-commercial and commercial model introductions. The new agreement allows GE to extend the existing 10-year agreement by an additional 5 years. As a result, GE is no longer contractually obligated to purchase the 485 units under its take or pay commitment and we no longer anticipate the projected $10.3 million in revenue from GE in 2000. Additionally, while the Company has certain best efforts obligations to GE in 2001 with respect to pre-commercial and first generation commercial products, we do not expect significant product sales to GE before full commercial product availability during the first half of 2002.

  Cost of revenues.   Cost of contract revenue includes compensation and
benefits for the engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific government contracts. Cost of contract revenue was $10.4 million for the nine months ended September 30, 2000, as compared to $9.8 million for the same period last year. The increase in contract costs are related to increased effort on those contracts with greater cost sharing requirements. We have recently completed government contracts with the U.S. Department of Energy which had more favorable cost sharing requirements. The result was a loss on contracts of $3.5 million for the nine months ended September 30, 2000 compared to a loss on contracts of $3.1 million last year.

  We expect the cost to produce our initial systems will be higher than their sales price under the terms of our arrangements with our two distributors, GE Fuel Cell Systems and Edison Development and expect to continue to experience costs in excess of product revenues until we achieve higher production levels, which we do not anticipate until after 2003.

  Research and Development. Research and development expense includes compensation and benefits for the engineering and related staff, expenses for contract engineers, materials to build development and prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used, facility related costs, such as computer and network services and other general overhead costs. Research and development expenses increased to $46.9 million for the nine months ended September 30, 2000 from $13.9 million for the nine months ended September 30, 1999.

  The increase of $33.0 million was primarily attributable to the growth of our research and development activities, which included a 40% increase in the labor base, 91 test and evaluation residential PEM fuel cell systems, amortization of capitalized development expenses in the amount of $1.0 million under our joint development programs with Engelhard and Axiva, recorded on our balance sheet under the caption "Prepaid development costs" and amortization in the amount of $2.0 million related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption "Intangible assets."

  General and Administrative.   General and administrative expense includes
compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, business development, information and legal services. General and administrative expenses increased to $5.3 million for the nine months ended September 30, 2000 from $4.9 million for the nine months ended September 30, 1999. The increase is due to an increased personnel cost and general expenses associated with expanding business operations. The 1999 amount includes a one-time charge in the amount of $1.9 million charge for the write-off of deferred rent expense, further explained below.

  In June 1999, the Company entered into a real estate purchase agreement with Mechanical Technology to acquire our current facility, a portion of which we previously leased from them. As a result, we wrote off deferred rent expense in the amount of $1.9 million during the quarter ended June 30, 1999.

  Interest Expense.   Interest expense of $265,000 for the nine months ended
September 30, 2000 consists of interest on a long-term obligation related to a real estate purchase agreement with Mechanical Technology in June, 1999, and interest paid on capital lease obligations.

  Stock-based Compensation. During the nine months ended September 30, 2000, we recorded a one-time, non-cash charge in the amount of $7.4 million related to stock-based compensation expense for the Company's former President and CEO. Additionally, we have recorded $87,000 related to compensatory options issued to employees.

  During the nine months ended September 30, 1999, we recognized $2.3 million in non-cash stock-based compensation expense in connection with our original formation agreements which provided Mechanical Technology the right to earn non-cash credits relating to services it rendered prior to our formation in connection with securing future government contracts. Upon our formation, Mechanical Technology contributed its fuel cell operations to us and we received the right to these government contracts if ever awarded in the future. When these contracts were awarded to us, Mechanical Technology earned the non-cash credits, entitling it to receive 2,250,000 shares of common stock with a fair value at the time of grant of $2.3 million. Additionally, we have recorded $112,000 related to compensatory options issued to employees.

  Interest Income.   Interest income consists of interest earned on our cash and cash equivalents and increased to $6.5 million for the nine months ended September 30, 2000 from $368,000 for the same period last year. The increase was due to interest earned on higher balances of cash and cash equivalents available throughout the first nine months of 2000, which is result of our initial public offering of common stock and the exercise of warrants and stock purchase commitments by our existing stockholders.

  Equity in losses of affiliates. Equity in losses of affiliates increased to $1.9 million for the nine months ended September 30, 2000 from $912,000 last year. Equity in losses of affiliates during the nine months ended September 30, 2000 in the amount of $1.9 million is our proportionate share of the losses of GE Fuel Cell Systems and Advanced Energy Systems in the amount of $762,000 combined with goodwill amortization on those investments in the amount of $1.1 million which we account for under the equity method of accounting.

  Income Taxes.   No benefit for federal and state income taxes has been
reported in the financial statements because the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

  We were taxed as a partnership prior to November 3, 1999, the effective date of our merger into a C corporation, and the federal and state income tax benefits of our losses were recorded by our stockholders. Effective on November 3, 1999, we began accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), ''Accounting for Income Taxes.''

LIQUIDITY AND CAPITAL RESOURCES

Summary

  Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our residential fuel cell systems, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our fuel cell systems for worldwide residential use, to hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We will pursue the expansion of our operations through internal growth and strategic acquisitions and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. Failure to raise the funds necessary to finance future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect operations in future periods. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash balances will provide us with sufficient capital to fund operations for at least the next 12 months.

  We have financed our operations through September 30, 2000, primarily from the sale of equity, which has provided cash in the amount of $226.8 million. As of September 30, 2000, we had unrestricted cash, cash equivalents and marketable securities totaling $105.1 million and working capital was approximately $103.3 million. As a result of our purchase of real estate from Mechanical Technology, we have escrowed $5.8 million in cash to collateralize the debt assumed on the purchase.

  During the nine months ended September 30, 2000, net cash used in operating activities was $48.7 million, including $5.0 million related to the write off of in-process research and development related to our acquisition of intellectual property acquired from Gastec. Cash used in investing activities during the nine months ended September 30, 2000, was $33.5 million, including $12.8 million for the purchase of marketable securities. Excluding the purchase of marketable securities, cash used in investing activities was $20.7 million consisting of $9.5 million for the purchase of property, plant and equipment, $9.7 million representing the purchase of intangible assets related to the acquisition of intellectual property from Gastec and $1.5 million for the purchase of a 28% ownership interest in Advanced Energy Systems.

  Since inception, net cash used in operating activities has been $81.2 million and cash used in investing activities has been $47.0 million, including $12.8 million for the purchase of marketable securities.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

     The Company has disclosed on a Form 8-K filed January 25, 2000, with the Securities and Exchange Commission, that a legal complaint was filed against the Company, The Detroit Edison Company and EDC alleging the entities misappropriated business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT, Inc. The Company believes that the allegations in the complaint are without merit and is vigorously contesting the litigation. The Company does not believe that the outcome of these actions will have will a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of this action.

     On or about September 14, 2000, a purported shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that Plug Power and various of its officers and directors violated certain federal securities laws by failing to disclose certain information concerning its products and future prospects. The action is entitled Plumbing Solutions v. Plug Power Inc., et al., CV-00-5553. The action was brought on behalf of a purported class of purchasers of Plug Power, Inc. stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, thirteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, CV-00-5553. Plug Power believes that the allegations in the complaints are without merit and intends to vigorously defend the claims. Plug Power does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

     Plug Power has issued securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act") in the following transactions. The shares of common stock issued in each of the transactions were offered and sold in reliance upon Section 4(2) of the Securities Act relative to sales by an issuer not involving a public offering.

     On March 13, 2000, in connection with a stock purchase agreement, we issued and sold 7,000 shares of our common stock, in combination with $1.5 million in cash, to Advanced Energy Systems, Inc., in consideration of our receipt of a 28% equity interest in Advanced Energy Systems, Inc., a developer of power electronics for fuel cell applications.

     On June 9, 2000, in connection with a joint development agreement, we issued and sold 104,869 shares of our common stock to Engelhard Corporation, for an aggregate purchase price of $5.0 million. As part of the transaction, Plug Power contributed $5.0 million to fund Engelhard's development efforts related to advanced catalyst.

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

  10.37 Registration Rights Agreement to be entered into by Plug Power, L.L.C. and GE On-Site Power, Inc. *

  10.38 Agreement dated September 11, 2000, between Plug Power Inc. and Gary Mittleman.

  10.39 Amendment No. 1 to Distributor Agreement dated February 2, 1999, between GE Fuel Cell Systems, L.L.C. and Plug Power Inc.

  10.40 Amendment to the Distributor Agreement dated February 2, 1999, made as of July 31, 2000 between GE Fuel Cell Systems, L.L.C. and Plug Power Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

  23.1 Consent of Goodwin, Procter & Hoar LLP (included in Exhibit 5.1 hereto).*

  24.1 Powers of Attorney (included on signature page). *

   * Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-86089)

  27.1 Financial Data Schedule

B)  Reports on Form 8-K.

       On August 4, 2000, we filed a Form 8-K with the Securities and Exchange Commission announcing the issuance of a press release announcing second quarter results and product development update, including an amendment to our distribution agreement with GE Fuel Cell Systems.

       On August 25, 2000, we filed a Form 8-K with the Secutities and Exchange Commission announcing the issuance of a press release announcing the resignation of Gary Mittleman, President, Chief Executive Officer and Director, and appointment of Greg Silvestri, Executive Vice President of Operations, to Chief Operating Officer.



SIGNATURE
__________

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PLUG POWER INC.


DATE:  NOVEMBER 14, 2000       BY: /S/ WILLIAM H. LARGENT
                               --------------------------
                                    William Largent
                                 CHIEF FINANCIAL OFFICER