Form 10-Q/A
period 2000-09-30
PLUG POWER INC
filed 2000-11-22
CIK 1093691

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-Q/A



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


                             INDEX to FORM 10-Q/A



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



SIGNATURE
__________

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                         PLUG POWER INC.


DATE:  NOVEMBER 21, 2000       BY: /S/ WILLIAM H. LARGENT
                               --------------------------
                                    William Largent
                                 CHIEF FINANCIAL OFFICER