Form 10-K
period 2000-12-31
PLUG POWER INC
filed 2001-03-30
CIK 1093691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

      For the transition period from __________________  to __________________

                         COMMISSION FILE NUMBER: 0-27527

                                 PLUG POWER INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                22-3672377
      ----------------------------               ------------------------
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

                     Common Stock, par value $.01 per share.

      Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.

     As of March 23, 2001, 43,981,427 shares of the Registrant's Common Stock were issued and outstanding. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing sale price of $14.00 on the Nasdaq National Market on March 23, 2001, was $615,739,978.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement relating to the Registrant's Annual Meeting of stockholders to be held on May 16, 2001 are incorporated by reference into Part III of this report to the extent described therein.

                                     PART I

Item 1. Business

Overview

      We are a designer and developer of on-site, energy generation systems utilizing proton exchange membrane fuel cells for stationary applications. We were formed in 1997, as a joint venture between Edison Development Corporation
(EDC), a DTE Energy Company and Mechanical Technology Incorporated (MTI). We intend to manufacture residential and small commercial stationary systems which will be sold globally through a joint venture with GE MicroGen, Inc. (GE MicroGen). DTE Energy Technologies (DTE) will distribute these systems in Michigan, Illinois, Ohio and Indiana. In February 2000, we established a European presence, Plug Power Holland, through the acquisition of a fuel processing group from Gastec, NV. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Alliances and Development Agreements.

      Our initial commercial product is expected to be a fully integrated, 60 Hz grid-parallel unit that will operate on natural gas. It is expected to be commercially available, in limited numbers, in the first half of 2002, and will be marketed to a select number of managed customers, including utilities, government entities and our distribution partners, GE MicroGen and DTE. This initial product will be a limited edition commercial fuel cell system that is intended to offer complimentary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation.

Fuel Cells and Fuel Cell Systems

      A fuel cell is a device that combines hydrogen, derived from a fuel such as natural gas, propane, methanol or gasoline, and oxygen from the air to produce electric power without combustion. A single fuel cell consists principally of two electrodes, the anode and the cathode, separated by a polymer electrolyte membrane. Each of the electrodes is coated on one side with a platinum-based catalyst. Hydrogen fuel is fed into the anode and air enters through the cathode. Induced by the platinum catalyst, the hydrogen molecule splits into two protons and two electrons. The electrons are conducted around the membrane creating an electric current and the protons from the hydrogen molecule are transported through the polymer electrolyte membrane and combine at the cathode with the electrons and oxygen from the air to form water and produce heat.

      To obtain the desired level of electric power, individual fuel cells are combined into a fuel cell stack. Increasing the number of fuel cells in a stack increases the voltage, while increasing the surface area of each fuel cell increases the current. Our fully integrated systems use our patented fuel processor technology to convert natural gas into hydrogen-rich fuel. This fuel is passed through the system's fuel cell stack where electricity is electrochemically generated. The fuel cell's power conditioner then converts the electricity into high-quality alternating current for normal household use.

Product Development and Commercialization

      We continue to advance the development of our product. Our research and development facility contains over 150 test stations where we conduct design optimization and verification testing, rapid-aging testing, failure mode and effects analysis, multiple technology evaluations, and endurance testing in our effort to accelerate the development and commercialization of our fuel cell systems. During 2000 we produced a total of 113 pre-commercial systems fueled by natural gas, for both onsite and offsite testing. These included 4 development and 18 prototype units of our initial commercial design. Through year-end, our systems have accumulated over 133,000 hours of system run time, and have enabled us to gather meaningful data that is critical to the design of our initial commercial product.

      We have completed selecting the suppliers for our initial commercial product, and believe we have the appropriate relationships established to ensure adequate supply of components. In 2001, we expect to begin small-scale production of our pre-commercial verification systems, which will be tested to verify the final design before commercial production begins.

Manufacturing

      Our goal is to manufacture reliable, efficient and safe fuel cell systems at affordable cost for mass market consumption. We are focusing our efforts on overall system design, component and subsystem integration, assembly, and quality control processes. We have also begun to establish a manufacturing infrastructure by installing a new management information system and developing our manufacturing processes based on lean manufacturing practices. In February 2000, we completed construction of our 50,000 square foot manufacturing facility, adjacent to our development laboratories, that will allow us to begin production of our pre-commercial and initial commercial systems. Based on our commercialization plan, we anticipate that our existing facilities, including our new manufacturing plant will provide sufficient capacity through 2002, and that we will need to develop or build additional capacity in order to achieve the production levels expected in 2003 and thereafter.

      Our strategy continues to evolve around third-party suppliers who, with our assistance, can design, develop and/or manufacture subsystems and components that we expect will achieve our cost and reliability targets. We perform significant quality testing before we integrate any third-party subsystems and components into our final assembled fuel cell system. Since our inception we have formed strategic alliances to develop and supply key components, including:

      GASTEC: In February 2000, we acquired intellectual property, and certain fixed assets, from Gastec, NV, related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electricity. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Alliances and Development Agreements.

      VAILLANT: In March 2000, we finalized a development agreement with Vaillant Gmbh to develop a combination furnace, hot water heater and fuel cell system that will provide both heat and electricity for the home. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Alliances and Development Agreements.

      CELANESE: In April 2000, we finalized a joint development agreement with Celanese GmbH (formerly, AXIVA GmbH), to develop a high temperature membrane electrode unit. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Alliances and Development Agreements.

      ENGELHARD: In June 2000, we finalized a joint development agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Alliances and Development Agreements.

Distribution and Marketing

      In February 1999, we entered into an agreement with GE MicroGen (formerly GE On-Site Power) to create GE Fuel Cell Systems, LLC (GEFCS), a joint venture owned 75% by GE MicroGen and 25% by Plug Power, which is dedicated to marketing, selling, installing and servicing our fuel cell systems. Plug Power will serve as GEFCS' exclusive worldwide supplier of PEM fuel cell systems under 35kW designed for residential and small commercial stationary applications. GEFCS will have the exclusive worldwide rights to market, distribute, install and service our systems (other than in the states of Illinois, Indiana, Michigan and Ohio, in which DTE will be our exclusive distributor). Under this arrangement, we will sell our systems directly to GEFCS, which, in turn, will identify qualified resellers who can distribute and service these systems. Plug Power systems sold through GEFCS will be co-branded with both the General Electric and Plug Power names and trademarks, and may also carry the brand of the local reseller.

      Potential GEFCS resellers include gas and electric utilities and new market entrants such as gas and power marketers, unregulated affiliates of utilities, appliance distributors and energy service companies. To date, GEFCS has entered into distribution agreements with Flint Energies, a Georgia-based rural electric cooperative, NJR Energy

Holdings Corporation, an affiliate of New Jersey Natural Gas Company, Kubota Corporation of Japan, Rahimafrooz Energy Services Ltd of Bangladesh, Soroof Trading Development Company Limited of Saudi Arabia and Vaillant Gmbh of Remscheid, Germany, Europe's leading heating appliance manufacturer.

      During 2000, we completed an amendment to our distribution agreement with GEFCS that defines product specifications and delivery schedules for pre-commercial and commercial model introductions. The new agreement also allows GEFCS to extend the existing 10-year agreement by an additional 5 years, to 2014, although GEFCS may terminate the agreement earlier if, among other reasons, we fail to use best efforts to remain in compliance with any of the following GEFCS requirements: to deliver systems on schedule; to deliver systems that meet specifications, cost requirements and regulatory requirements; to obtain all necessary approvals and certifications for our systems; or to produce competitive commercial fuel cell systems. In 2001, we further amended our distribution agreement with GEFCS to redefine certain of these best efforts obligations.

Installation, Servicing and Maintenance

      GEFCS has committed to provide complete product support for Plug Power systems through its own service structure, reseller service network, and contracts with third party service providers.

      GEFCS service program is expected to be closely coordinated with the introduction of Plug Power's fuel cell systems, so that a sufficient level of installation, maintenance, and customer support service will be available in all areas where our systems are sold. We also expect that GEFCS will provide the warranty service for our products according to terms to be mutually agreed upon by Plug Power and GEFCS. We expect that GEFCS' service plan will be completed and the requisite service contracts in place prior to commercial sale of our units through GEFCS.

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

      As of December 31, 2000, we had 18 issued patents and 74 patents pending in the United States, and abroad we had 1 issued patent and 25 patents pending. These patents cover, among other things, fuel cell components that reduce manufacturing part count, fuel cell system designs that lend themselves to mass manufacturing, improvements to fuel cell system efficiency, reliability, and longer system life, and control strategies, such as added safety protections and operation under extreme conditions. Each of our employees has agreed that all inventions made or conceived while an employee of Plug Power which are related to or result from work or research that Plug Power performs will remain the sole and exclusive property of Plug Power, whether patented or not.

Competition

      We compete against other existing and emerging technologies in our targeted residential and small commercial distributed generation markets. On a technology basis, we compete with both non-combustion and combustion distributed generation technologies.

      Non-combustion: Several companies are developing non combustion-based distributed power generation technologies including fuel cells, solar and wind technologies. Of fuel cell technologies, we compete against other PEM developers and we compete with companies that make other types of fuel cell technologies that are generally considered to have viable commercial applications: phosphoric acid fuel cells, molten carbonate fuel cells, solid oxide fuel cells and alkaline fuel cells.

      PEM competitors that we are aware of include Ballard Power Systems, Inc., Dais Analytic, DeNora SpA, Energy Partners Inc., H Power Corp., International Fuel Cells Corporation, IdaTech Corporation, Nuvera Fuel Cells Inc., Sanyo Electric Company and Toshiba Corporation. Other fuel cell technology developers include Fuel Cell Energy Inc., Global Thermoelectric Inc., Hitachi Corporation, Mitsubishi Electric Company, Sulzer-Hexis and ZeTek Power Plc. Additionally a number of major automotive and manufacturing companies also have in-house PEM fuel cell development efforts.

      Combustion: Our systems will also compete with combustion-based distributed power generation technologies, including microturbines and reciprocating engines, which are available at prices competitive with existing forms of power generation.

      Markets: Our products will compete against the grid and distributed power generation technologies, including other PEM fuel cells, natural gas reciprocating engines, and potentially solid oxide fuel cells and flywheel/small turbine combinations. We also face competition in the small commercial market for fuel cell systems. Our primary competitors in this market include the grid, diesel generators, microturbines and other fuel cell manufacturers.

      We expect to compete primarily on the basis of cost, reliability, efficiency and environmental friendliness. Although we believe many choices will emerge in the distributed power generation marketplace, we believe our fuel cell systems integrated with PEM fuel cell technology, will compete most favorably in our targeted residential and small commercial markets.

Government Regulation

      We do not believe that we will be subject to existing federal and state regulatory commissions governing traditional electric utilities and other regulated entities. We do believe, however, that our product and its installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to among others, building codes, public safety, electrical and gas pipeline connections and related matters. The level of regulation may depend, in part, upon whether a system is placed outside or inside a home. We have worked to have pertinent codes and standards, such as the National Electrical Code, modified to address the installation of fuel cell systems. Product safety standards have been established covering the overall fuel cell system (ANSI Z21.83) and the power conversion electronics (UL 1741). Our product is being designed in compliance with these standards and, in the case of the power conversion electronics (inverter) for our initial commercial product, it has already been listed by Underwriter's Laboratories. At this time, we do not know exactly what requirements, if any, each jurisdiction, will impose upon our product or installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our product. Once our product reaches the commercialization stage and we begin distributing our systems to our target early markets, the federal, state or local government entities or competitors may seek to impose regulations.

Employees

      As of December 31, 2000, we had a total staff of 537, including 502 full-time employees, of which 248 were engineers, scientists, and other degreed professionals. We consider our relations with our employees to be good. We continuously monitor our workforce in an effort to identify specific areas of need or where there are job redundancies and inefficiencies based on our stage of development. Our intention is to most effectively utilize our physical plant, financial resources and human resources.

Factors Affecting Future Results

      This Annual Report on Form 10-K and the following discussion contain statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on these forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to the following:

We have only been in business for a short time and your basis for evaluating us is limited

      We were formed in June 1997 to further the research and development of residential fuel cell systems. We have not produced a commercially viable product and do not expect to be profitable for at least the next several years. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects. An investor in our common stock should consider the challenges, expenses and difficulties that we will face as a development stage company seeking to develop and manufacture a new product.

We have incurred losses and anticipate continued losses for at least the next several years

      As of December 31, 2000, we had an accumulated deficit of $135.2 million. We have not achieved profitability and expect to continue to incur net losses until we can produce sufficient revenues to cover our costs. We expect the cost to produce our pre-commercial systems to be higher than their sales price under the terms of our distribution arrangements with GEFCS and DTE. Furthermore, even if we achieve our objective of bringing our first commercial product to market in 2002, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our fuel cell systems to the mass market. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

We have no experience manufacturing residential fuel cell systems on a commercial basis

      To date, we have focused primarily on research and development and have no experience manufacturing fuel cell systems for the residential market on a commercial basis. In 2000, we completed construction of our 50,000 square foot manufacturing facility and are continuing to develop our manufacturing capability and processes. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our residential fuel cell systems. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our distributors or customers.

We are heavily dependent on our relationship with GE Fuel Cell Systems and General Electric's commitment to develop the residential fuel cell market

      We believe that a substantial portion of our revenue for the foreseeable future will be derived from sales of our products to GEFCS. However, we have not fully developed and produced the product we have agreed to sell to GEFCS. Economic and technical difficulties may prevent us from completing development of the products and delivering them on schedule to GEFCS.

      In addition, our ability to sell our systems to the mass market is heavily dependent upon GEFCS' worldwide sales and distribution network and service capabilities. Although we own a minority interest in GEFCS, we cannot control its operations or business decisions. Any change in our relationship with General Electric, whether as a result of market, economic, or competitive pressures, including an inability to satisfy our contractual obligations to GEFCS or any decision by General Electric to alter its commitment to GEFCS or our fuel cell technology in favor of other fuel cell technologies, to develop fuel cell systems targeted at different markets than ours or to focus on different energy product solutions could harm our reputation and potential earnings by depriving us of the benefits of General Electric's worldwide sales and distribution network and service capabilities.

      Under the terms of our distribution agreement, GEFCS has exclusive worldwide rights to market, distribute, install and service Plug Power fuel cell systems designed for residential and commercial applications under 35 kW (other than the states of Illinois, Indiana, Michigan and Ohio, in which DTE has exclusive distribution rights). Under our distribution agreement, we will sell our systems directly to GEFCS, which, in turn, will seek to sell them to selected resellers. Our distribution agreement expires in 2014, although General Electric may terminate the agreement earlier if, among other reasons, we fail to use best efforts to remain in compliance with any of the following General Electric requirements: to deliver systems on schedule; to deliver systems that meet specifications, cost requirements and regulatory requirements; to obtain all necessary approvals and certifications for our systems; or to produce competitive commercial fuel cell systems. In 2001, we further amended our distribution agreement with GEFCS to redefine certain of these best efforts obligations.

We may not meet our product development and commercialization milestones

      We have established product development and commercialization milestones and dates for achieving development goals related to technology and design improvements. We use these milestones to assess our progress toward developing a commercially viable residential fuel cell system. For example, 2000 was a milestone year for delivering 485 pre-commercial units to GEFCS on a take-or-pay basis for a total of $10.3 in revenue. During the second quarter of 2000, we determined that the specifications of the then current pre-commercial units did not conform to the specifications originally agreed upon with GEFCS in February 1999 and that we would not meet such milestone. Additionally, we set milestones of building 500 developmental and pre-commercial units in 2000, having commercial units available in 2001, and achieving profitability by 2003. During 2000, we produced a total 113 pre-commercial systems delayed commercial availability of our initial product to the first half of 2002 and announced that we would not be profitable for at least the next several years. In addition, we have certain best efforts obligations to GE in 2001 with respect to pre-commercial and first generation commercial products.

     Delays or any other missed milestones may have a material impact on our commercialization schedule. If we do experience delays in meeting our development goals or if our systems exhibit technical defects or are unable to meet cost or performance goals, including power output, useful life and reliability, our commercialization schedule could be delayed beyond the first half of 2002. In such event, potential purchasers of our initial commercial systems may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot guarantee that we will successfully achieve our milestones in the future.

We are dependent on third parties for product development, manufacturing and the development and supply of key components for our products

      While we have recently entered into relationships with strategic suppliers of key components, we do not know when or whether we will secure relationships with partners for all required components and subsystems for our fuel cell systems, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations, or financial condition could be harmed if we fail to secure relationships with entities who can develop and/or supply the required components for our systems. Additionally, the agreements governing these relationships allow for termination by our partners under a number of circumstances.

      We will rely on our partners to develop and provide components for our fuel cell systems. A supplier's failure to develop and supply components in a timely manner, or to develop and/or supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our fuel cell systems. In addition, to the extent that our partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

      In addition, platinum is a key component of our PEM fuel cells. Platinum is a scarce natural resource and we are dependent upon a sufficient supply of this commodity. While we do not anticipate significant near or long term shortages in the supply of platinum, such shortages could adversely affect our ability to produce commercially viable fuel cell systems or significantly raise our cost of producing our fuel cell systems.

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

      There are a number of companies located in the United States, Canada, and abroad that are developing PEM and other fuel cell technologies such as: phosphoric acid fuel cells, molten carbonate fuel cells, solid oxide fuel cells and alkaline fuel cells. We also compete with companies that are developing applications, residential and otherwise, using other types of fuel cells. Some of our competitors are much larger than we are. If these larger competitors decide to focus on the development of residential fuel cell systems, they have the manufacturing, marketing, and sales capabilities to complete research, development and commercialization of a commercially viable residential fuel cell system more quickly and effectively than we can.

Changes in government regulations and electric utility industry restructuring may affect demand for our fuel cell systems

      The market for electricity generation products is heavily influenced by federal and state governmental regulations and policies concerning the electric utility industry. The loosening of current regulatory policies could deter further investment in the research and development of alternative energy sources, including fuel cells, and could result in a significant reduction in the potential market demand for our products. We cannot predict how the deregulation and restructuring of the industry will affect the market for residential fuel cell systems.

Our business may become subject to future government regulation which may impact our ability to market our product

      We do not believe that our product will be subject to existing federal and state regulations governing traditional electric utilities and other regulated entities. We do believe that our product and its installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to, among others, building codes, public safety, electrical and gas pipeline connections. Such regulation may depend, in part, upon whether a fuel cell system is placed outside or inside a home. At this time, we do not know exactly what requirements, if any, each jurisdiction, will impose upon our product or installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our product. Once our product reaches the commercialization stage and we begin distributing our systems to our target early markets, federal, state or local government entities or competitors may seek to impose regulations. Any new government regulation of our product, whether at the federal, state or local level, including any regulations relating to installation and servicing of our products, may increase our costs and the price of our systems, and may have a negative impact on our revenue and profitability, and therefore, harm our business, prospects, results of operations, or financial condition.

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

      Several states (Texas, New York, California and others) have created and adopted or are in the process of creating their own interconnection regulations covering both technical and financial requirements for interconnection to utility grids. Depending on the complexities of the requirements, installation of our systems may become burdened with additional costs and have a negative impact on our ability to sell systems. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. The Institute of Electrical and Electronics Engineers (IEEE) has been working to create an interconnection standard addressing the technical requirements for distributed generation to interconnect to utility grids. Many parties are hopeful that this standard will be adopted nationally when it is completed to help reduce the barriers to deployment of distributed generation such as fuel cells.

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

The hydrocarbon fuels on which our systems rely may not be readily available or available on a cost-effective basis

      The ability of our systems to produce electricity depends on the availability of natural gas and propane. If these fuels are not readily available to the mass market, or if their prices are such that electricity produced by our systems costs more than electricity provided through the grid, our systems would be less attractive to potential users.

Our residential fuel cell systems use flammable fuels which are inherently dangerous substances

      Our residential fuel cell systems will utilize natural gas or propane in a catalytic reaction which produces less heat than a typical gas furnace. While our fuel cell system does not use these fuels in a combustion process, natural gas and propane are flammable fuels that could leak in a home and combust if ignited by another source. These dangers are present in any home appliance that uses natural gas or propane, such as a gas furnace, stove or dryer. Any accidents involving our products or other products using similar flammable fuels could materially suppress demand for, or heighten regulatory scrutiny of, our products. Any liability for damages resulting from malfunctions or design defects could be substantial and could materially adversely affect our business and results of operations. In addition, a well-publicized actual or perceived problem could adversely affect the market's perception of our products resulting in a decline in demand for our products and could divert the attention of our management, which may materially adversely affect our financial condition and results of operations.

We may be unable to raise additional capital to complete our product development and commercialization plans

      Our cash requirements depend on numerous factors, including, but not limited to, completion of our product development activities, ability to commercialize our fuel cell systems, and market acceptance of our systems. We expect to devote substantial capital resources to continue development programs, establish a manufacturing infrastructure and develop manufacturing processes. We believe we will need to raise additional funds to achieve commercialization of our product. However, we do not know whether we will be able to secure additional funding, or funding on acceptable terms, to pursue our commercialization plans. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our development and commercialization plans, which could affect operations in future periods. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash balances will provide sufficient capital to fund operations for at least the next twelve months.

We may have difficulty managing change in our operations

      We are undergoing rapid change in the scope and breadth of our operations as we advance the development of our product. Such rapid change is likely to place a significant strain on our senior management team and other resources. We will be required to make significant investments in our engineering and logistics systems, financial and management information systems and to motivate and effectively manage our employees. Our business, prospects, results of operations or financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid change.

We face risks associated with our plans to market, distribute and service our products internationally

      We intend to market, distribute, and service our residential fuel cell systems internationally through SystemsGEFCS. We have limited experience developing, and no experience manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in those markets will depend, in part, on GEFCS' ability to secure relationships with foreign resellers and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates.

We may not be able to protect important intellectual property

      PEM fuel cell technology was first developed in the 1950s and we do not believe we can achieve a significant proprietary position on the basic technologies used in fuel cell systems. Similarly, fuel processing technology has been practiced on a large scale in the petrochemical industry for decades. However, our ability to compete effectively against other fuel cell companies will depend, in part, on our ability to protect our proprietary technology, systems designs and manufacturing processes. We do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce.

      Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third party patents, we could be required to pay substantial damages, and we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our fuel cell systems, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

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

Our government contracts could restrict our ability to effectively commercialize our technology

      Some of our technology has been developed under government funding by the United States and by other countries. In some cases, government agencies in the United States can require us to obtain or produce components for our systems from sources located in the United States rather than foreign countries. Our contracts with government agencies are also subject to the risk of termination at the convenience of the contracting agency, potential disclosure of our confidential information to third parties, and the exercise of "march-in" rights by the government. March-in rights is the right of the United States government or government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. The implementation of restrictions on our sourcing of components or the exercise of march-in rights could harm our business, prospects, results of operations, or financial condition. In addition, under the Freedom of Information Act, any documents that we have submitted to the government or to a contractor under a government funding arrangement is subject to public disclosure that could compromise our intellectual property rights unless such documents are exempted as trade secrets or as confidential information and treated accordingly by such government agencies.

Our future plans could be harmed if we are unable to attract or retain key personnel

      We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, manufacturing and marketing professionals. Our future success is dependent, in part, on attracting and retaining qualified management and technical personnel. We do not know whether we will be successful in hiring or retaining qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could materially and adversely affect our development and commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

We must lower the cost of our fuel cell systems and demonstrate their reliability

      The fuel cell systems we develop currently cost significantly more than the cost of many established competing technologies. If we are unable to produce fuel cell systems that are competitive with competing technologies in terms of price, reliability and longevity, consumers will be unlikely to buy products containing our fuel cell systems. The price of fuel cell systems is dependent largely on material and manufacturing costs. We cannot guarantee that we will be able to lower these costs to the level where we will be able to produce a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity.

Failure of our field tests could negatively impact demand for our products

      We are currently field testing a number of our systems and we plan to conduct additional field tests in the future. We may encounter problems and delays during these field tests for a number of reasons, including the failure of our technology or the technology of third parties, as well as our failure to maintain and service our systems properly. Many of these potential problems and delays are beyond our control. Any problem or perceived problem with our field tests could materially harm our reputation and impair market acceptance of, and demand for, our products.

Our distribution partners have representatives on our Board of Directors

      The distribution partners for our fuel cell systems, GEFCS and DTE, control three seats on our Board of Directors. The presence of representatives of our major customers on our Board could influence certain decisions and present conflicts.

Our stock price has been and could remain volatile

      The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors. As a result of past volatility in the market price of our stock we have been the subject of securities class action litigation which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Item 2. Properties

      Our principal executive offices are located in Latham, New York. At our 36 acre campus, we own a 56,000 square foot research and development center, a 32,000 square foot office building and a 50,000 square foot manufacturing facility and believe that these facilities are sufficient to accommodate our anticipated production volumes through 2002.

Item 3.  Legal Proceedings

      As we have disclosed on a Form 8-K filed January 25, 2000 with the Securities and Exchange Commission, DCT, Inc. filed a legal complaint on January 25, 2000 seeking damages against us, The Detroit Edison Company and EDC alleging that we misappropriated business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT, Inc. We believe that the allegations in the complaint are without merit and are vigorously contesting the litigation. We do not believe that the outcome of these actions will have a material adverse effect upon our financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of this action.

      On or about September 14, 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and a director violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects. The action was brought on behalf of a class of purchasers of Plug Power stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553 (ERK) (RML). By order dated January 25, 2001, the Court appointed lead plaintiffs and lead plaintiffs' counsel. Subsequently the plaintiffs served a consolidated amended complaint. The consolidated amended complaint extends the class period to begin on October 29, 1999, and alleges claims under Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the Securities & Exchange Commission, 17 C.F.R. 240 10b-5. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of the Company's technology in a registration statement and proxy statement issued in connection with the Company's initial public offering and in subsequent press releases, and are seeking damages. The Company believes that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Market Information. Our Common Stock is traded on the Nasdaq National Market under the symbol "PLUG." As of December 31, 2000, there were 890 shareholders of record. However, management believes that a significant number of shares are held by brokers under a "nominee name" and that the actual number of beneficial shareholders exceeds 50,000. The following table sets forth high and low last reported sale prices for the Common Stock for each fiscal quarter since the effective date of the Offering, October 28, 1999.

                                                  Closing sales prices
                                                  --------------------
                                                    High         Low
                                                  --------     -------
     1999
     4th Quarter (from October 28, 1999).......   $  34.50     $ 15.00

     2000
     1st Quarter ..............................   $ 149.75     $ 25.75
     2nd Quarter ..............................   $  92.00     $ 39.44
     3rd Quarter ..............................   $  70.00     $ 36.02
     4th Quarter ..............................   $  36.50     $  9.44

     2001
     1st Quarter (through February 28, 2001) ..   $  31.38     $ 15.00

      Dividend Policy. We have never declared or paid cash dividends on the Common Stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.

      Recent Sales of Unregistered Securities and Use of Proceeds.

      None.

Item 6.  Selected Financial Data

      The following tables set forth selected financial data and other operating information of the Company. The selected statement of operations and balance sheet data for 2000, 1999, 1998 and 1997 as set forth below are derived from the audited financial statements of the Company. The information is only a summary and you should read it in conjunction with the Company's audited financial statements and related notes and other financial information included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                      Years Ended
                                              ---------------------------------------------------------
                                              December 31,   December 31,   December 31,   December 31,
                                                 2000           1999           1998           1997*
                                               ---------      ---------      ---------      ---------
(In thousands, except per share data)
STATEMENTS OF OPERATIONS:
 Contract revenue                              $   8,378      $  11,000      $   6,541      $   1,194

 Cost of contract revenue                         13,055         15,498          8,864         1 ,226
                                               ---------      ---------      ---------      ---------
 Loss on contracts                                (4,677)        (4,498)        (2,323)           (32)

 In-process research and development               4,984             --             --          4,043

 Research and development expense:
  Noncash stock-based compensation                   248             --             --             --

  Other research and development                  65,657         20,506          4,633          1,301

 General and administrative expense:
  Noncash stock-based compensation                 7,595          3,228            212             --

  Other general and administrative                 8,572          6,699          2,541            630

 Interest expense                                    363            190             --             --
                                               ---------      ---------      ---------      ---------
  Operating loss                                 (92,096)       (35,121)        (9,709)        (6,006)

 Interest income                                   8,181          3,124             93            103
                                               ---------      ---------      ---------      ---------
  Loss before equity in losses of affiliate      (83,915)       (31,997)        (9,616)        (5,903)

 Equity in losses of affiliate                    (2,327)        (1,472)            --             --
                                               ---------      ---------      ---------      ---------
  Net loss                                     $ (86,242)     $ (33,469)     $  (9,616)        (5,903)
                                               =========      =========      =========      =========

Loss per share:
 Basic and diluted                             $   (1.99)     $   (1.27)     $   (0.71)     $   (0.62)
                                               =========      =========      =========      =========
Weighted average number of common
shares outstanding                                43,308         26,283         13,617          9,500
                                               =========      =========      =========      =========
BALANCE SHEET DATA:
(at end of the period)

Working capital                                $  83,352      $ 169,212      $   2,692      $   2,667

*  for the period June 27 (date of inception) to December 31

                                                                      Years Ended
                                              ---------------------------------------------------------
                                              December 31,   December 31,   December 31,   December 31,
                                                 2000           1999           1998           1997*
                                               ---------      ---------      ---------      ---------
Total assets                                     150,829        216,126          8,093          4,846

Curent portion of long-term obligations              577            553             --             --

Long-term obligations                              6,707          6,517             --             --

Stockholders' equity                             134,131        201,407          5,493          3,597

* For the period June 27 (date of inception) to December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our accompanying Financial Statements and Notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on these forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, our ability to develop a commercially viable fuel cell system; the cost and timing of developing our fuel cell systems; market acceptance of our fuel cell systems; our reliance on our relationship with General Electric; competitive factors, such as price competition, competition from other power technologies and competition from other fuel cell companies; the cost and availability of components and parts for our fuel cell systems; the ability to raise and provide the necessary capital to develop, manufacture and market our fuel cell systems; the cost of complying with current and future governmental regulations; and other risks and uncertainties discussed under Item I - Business under the caption "Risk Factors."

Overview

      Plug Power is a designer and developer of on-site, energy generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications. GE Fuel Cell Systems, LLC (GEFCS), a joint venture 75% owned by GE MicroGen, Inc. and 25% owned by us, will market, sell, service and install our residential and small commercial fuel cell systems under 35kW (with the exception of DTE who will distribute these systems in Michigan, Illinois, Ohio and Indiana). During 2000, we completed an amendment to our distribution agreement with GEFCS that defines product specifications and delivery schedules for pre-commercial and commercial model introductions. The new agreement also allows GEFCS to extend the existing 10-year agreement by an additional 5 years, to 2014, although GEFCS may terminate the agreement earlier if we fail to meet certain best efforts obligations to GEFCS in 2001 with respect to pre-commercial and first generation commercial products. In 2001, we further amended our distribution agreement with GEFCS to redefine certain of these best efforts obligations.

      We were formed in June 1997 as a joint venture to further the development of fuel cells for electric power generation in stationary applications. We are a development stage company and do not expect to have commercial product availability until the first half of 2002.

      We continue to advance the development of our initial commercial product. During 2000, we produced a total 113 pre-commercial systems for both onsite and offsite testing including 4 development and 18 prototype units of our initial commercial design. These systems have accumulated over 133,000 hours of system run time. While these systems are not our final commercial design, they have enabled us to gather meaningful data that is critical to the design of our initial commercial product.

      Since inception, we have devoted substantially all of our resources toward the development of the PEM fuel cell systems and have derived substantially all of our revenue from government research and development contracts. Through December 31, 2000, our stockholders in the aggregate have contributed $228.0 million in cash, including $93.0 million in net proceeds from our initial public offering of common stock, which closed on November 3, 1999 and $32.4 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and equity interests in affiliates, including a 25% interest in GEFCS.

      From inception through December 31, 2000, we have incurred losses of $135.2 million and expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install for internal and external testing, the related service requirements necessary to monitor those systems and potential design changes required as a result of field testing. There can be no assurance that we will manufacture or sell fuel cell systems successfully or achieve or sustain product revenues or profitability.

Alliances and Development Agreements

      Since our inception in June 1997, we have formed strategic alliances with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers.

      Gastec: In February 2000, we acquired all of Gastec's intellectual property, and certain fixed assets, related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electricity. The total purchase price was $14,800,000, paid in cash. In connection with the transaction, we recorded in-process research and development expense in the amount of $4,984,000, fixed assets in the amount of $192,000 and intangible assets in the amount of $9,624,000 (including a trained workforce for $357,000).

      The in-process research and development was valued using an income approach which reflects the present value of future avoided costs we estimate that we would otherwise have spent if we were to acquire the exclusive rights to this technology, for its remaining useful life, from another entity. We then discounted the net avoided cost using a 40% discount rate which we believe is consistent with the risk associated with this early stage technology. This amount was further adjusted to reflect the technology's stage of completion, of approximately 30%, in order to reflect the value of the in-process research and development attributable to the efforts of the seller up to the date of the transaction. Fixed assets were capitalized at their fair value and will be depreciated over their useful life. In connection with the transaction, we acquired the services of employees experienced in the fuel cell industry. Accordingly, we have capitalized the estimated cost savings associated with recruiting, relocating and training a similar workforce. The remaining $9,267,000 was capitalized as an intangible asset. This amount together with the value attributable to the trained workforce has been capitalized and is being amortized over 36 months. Through December 31, 2000, the Company has expensed $2.8 million related to the intangible asset and the trained workforce.

      Vaillant: In March 2000, we finalized a development agreement with Vaillant Gmbh of Remscheid, Germany (Vaillant), one of Europe's leading heating appliance manufacturers, to develop a combination furnace, hot water heater and fuel cell system that will provide both heat and electricity for the home. Under the agreement, Vaillant will obtain fuel cells and gas-processing components from GEFCS and then will produce the fuel cell heating appliances for its customers in Germany, Austria, Switzerland and the Netherlands, and for GEFCS customers throughout Europe.

      Celanese: In April, 2000, we finalized a joint development agreement with Celanese GmbH (formerly, AXIVA GmbH), to develop a high temperature membrane electrode unit (MEU). Under the agreement, Plug Power and Celanese will exclusively work together on the development of a high temperature MEU for our stationary fuel cell system applications. As part of the agreement we will contribute an estimated $4.1 million (not to exceed $4.5 million) to fund our share of the development efforts over the next twelve months. As of December 31, 2000, the Company has contributed $1.5 million under the terms of the agreement. In connection with the transaction, the Company has recorded $1.5 million under the balance sheet caption "Prepaid development costs." Through December 31, 2000, the Company has expensed $1.1 million of such costs.

      Engelhard: In June 2000, we finalized a joint development agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor - the front end of the fuel cell system. As part of the agreement, over the next three years, we will contribute $10 million to fund Engelhard's development efforts and Engelhard will purchase $10 million of our common stock. The agreements also specify rights and obligations for Engelhard to supply products to us over the next 10 years. As of December 31, 2000, the Company has contributed $5 million under the terms of the agreement while Engelhard has purchased $5 million of our common stock. In connection with the transaction, the Company has recorded $5 million under the balance sheet caption "Prepaid development costs." Through December 31, 2000, the Company has expensed $820,000 of such costs.

      Advanced Energy Incorporated: In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Incorporated (AEI) (formerly, Advanced Energy Systems, Inc.) in exchange for a combination of $1.5 million cash and Plug Power stock valued at approximately $828,000. The Company accounts for its interest in AEI on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. During the year ended December 31, 2000, AEI had sales of approximately $2.1 million and an operating and net loss of approximately $682,000.

Results of Operations

Comparison of the Year Ended December 31, 2000 and December 31, 1999.

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

      Total revenues decreased to $8.4 million for the year ended December 31, 2000 from $11.0 million for the year ended December 31, 1999. The decrease is the result of completion of government contracts with the U.S. Department of Energy. Although we intend to continue certain government contract work, we expect future contract revenue will continue to decrease on a comparable basis with prior periods, as we focus on bringing our initial product to the commercial marketplace.

      During 2000, the Company produced a total of 113 pre-commercial systems for both onsite and offsite testing including 4 development and 18 prototype units of our initial commercial design. The specifications of the systems produced in 2000 did not conform to the specifications originally agreed upon with GEFCS in February 1999. As a result, GEFCS was no longer contractually obligated to purchase the 485 pre-commercial units under its take or pay commitment set forth in the February 1999 agreement and we no longer anticipate the projected $10.3 million in revenue from GEFCS. Additionally, while the Company has certain best efforts obligations to GEFCS in 2001 with respect to pre-commercial and first generation commercial products, we do not expect significant product sales to GEFCS until after full commercial product availability, which is expected during the first half of 2002.

      Cost of revenues. Cost of contract revenue includes compensation and benefits for the engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed and other directly allocable general overhead costs. Cost of contract revenue was $13.1 million for the year ended December 31, 2000, as compared to $15.5 million for the year ended December 31, 1999. While contract costs have decreased as a result of our reduced government contract activity, the percentage of contract cost compared to contract revenue has increased due to greater cost sharing requirements on those contracts currently in place. The result was a loss on contracts of $4.7 million for the year ended December 31, 2000 compared to a loss on contracts of $4.5 million for the same period last year.

      We expect the cost to produce our initial systems will be higher than their sales price under the terms of our arrangements with our two distributors, GEFCS and DTE and expect to continue to experience costs in excess of product revenues until we achieve higher production levels, which we do not anticipate for at least the next several years.

      Research and Development. Research and development expense includes compensation and benefits for the engineering and related staff, expenses for contract engineers, materials to build development and prototype units, fees paid to outside suppliers for subcontracted components and services, supplies consumed, facility related costs, such as computer and network services, and other general overhead costs. Research and development expenses, including $248,000 of noncash research and development expenses for stock-based compensation representing the fair value of vested stock options granted to consultants in exchange for services provided, increased to $65.9 million for the year ended December 31, 2000 from $20.5 million for the year ended December 31, 1999.

      The increase of $45.4 million was primarily attributable to the growth of our research and development activities which included a 60% increase in the labor base to approximately 500 employees, 113 test and evaluation residential PEM fuel cell systems (an increase of 61 systems), amortization of capitalized development expenses in the amount of $1.9 million under our joint development programs with Engelhard and Celanese, recorded on our balance sheet under the caption "Prepaid development costs," amortization in the amount of $2.8 million related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption "Intangible assets" and $5.0 million for in-process research and development expense related to the Gastec purchase.

      Noncash General and Administrative. Noncash general and administrative expenses consisting of stock-based compensation, which increased to $7.6 million for the year ended December 31, 2000 from $3.2 million for the year ended December 31, 1999. During the year ended December 31, 2000, we recorded a noncash charge in the amount of $7.4 million related to stock-based compensation for the Companys's former President and CEO. Additionally, we have recorded $169,000 related to performance based options issued to employees.

      During the year ended December 31, 1999, we recognized $2.3 million in noncash stock-based compensation expense in connection with our original formation agreements which provided Mechanical Technology Incorporated (MTI) the right to earn noncash credits relating to services it rendered prior to our formation in connection with securing future government contracts. Upon our formation, MTI contributed its fuel cell operations to us and we received the right to these government contracts if ever awarded in the future. When these contracts were awarded to us, MTI earned the noncash credits, entitling it to receive 2,250,000 shares of common stock with a fair value at the time of grant of $2.3 million. Additionally, we recorded $144,000 related to performance based options issued to employees and consultants and an $835,000 charge to operations for the modification of a stock option agreement.

      Other General and Administrative. Other general and administrative expenses includes compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, marketing, information technology and legal services. Other general and administrative expenses increased to $8.6 million for the year ended December 31, 2000 from $6.7 million, which includes a $1.9 million charge for the write-off of deferred rent, for the year ended December 31, 1999. The increase is the result of a charge to operations in the amount of $840,000 related to in-kind services provided by Southern California Gas Company (see "Liquidity and Capital Resources-Southern California Gas Company") combined with increased personnel cost and general expenses associated with expanding operations.

      In June 1999, the Company entered into a real estate purchase agreement with MTI to acquire our current facility, a portion of which we previously leased from them. As a result, we wrote off deferred rent expense in the amount of $1.9 million for the year ended December 31, 1999.

      Interest Expense. Interest expense consists of interest on a long-term obligation related to a real estate purchase agreement with MTI in June 1999, and interest paid on capital lease obligations. Interest expense was $363,000 for the year ended December 31, 2000 compared to $190,000 for the year ended December 31, 1999.

      Interest Income. Interest income consists of interest earned on our cash and cash equivalents and increased to $8.2 million for the year ended December 31, 2000 from $3.1 million for the same period last year. The increase was due to interest earned on higher balances of cash and cash equivalents available throughout 2000, which is a result of our initial public offering of common stock and the exercise of warrants and stock purchase commitments by our existing stockholders during the fourth quarter of 1999.

      Equity in losses of affiliates. Equity in losses of affiliates increased to $2.3 million for the year ended December 31, 2000 from $1.5 million last year.

      Equity in losses of affiliates consists of our proportionate share of the losses of GEFCS and AEI combined with goodwill amortization on those investments, which we account for under the equity method of accounting (see "Liquidity and Capital Resources - GE Fuel Cell Systems"). During the year ended December 31, 2000 we recorded $759,000 as our proportionate share of the losses of GEFCS and AEI and $1.6 million related to goodwill amortization on those investments.

      Income Taxes. We did not report a benefit for federal and state income taxes in the financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

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

Comparison of the Year Ended December 31, 1999 and December 31, 1998.

      Revenues. Our revenues during this period were derived primarily from cost reimbursement government contracts relating to the development of PEM fuel cell technology . Total revenues increased to $11.0 million for the year ended December 31, 1999 from $6.5 million for the year ended December 31, 1998. The increase is the result of government contract activity in 1999 that was not in place in 1998, as activity began on these contracts during 1999, combined with the contract revenue from the delivery of PEM fuel cells and related engineering and testing support services for other customers. All of these contracts provide for the partial recovery of direct and indirect costs from the specified government agency, generally requiring us to absorb from 25% to 50% of contract costs incurred. As a result, we will report losses on these contracts as well as any future government contracts awarded.

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

      We expect the cost to produce our initial systems will be higher than their sales price under the terms of our arrangements with our two distributors, GEFCS and DTE and expect to continue to experience costs in excess of product revenues until we achieve higher production levels, which we do not anticipate for at least the next several years.

      Research and Development. Research and development expense includes compensation and benefits for the engineering and related staff, expenses for contract engineers, materials to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies consumed, facility related costs, such as computer and network services and other general overhead costs. Research and development expenses increased to $20.5 million for the year ended December 31, 1999 from $4.6 million for the year ended December 31, 1998. The increase was a result of the growth of our research and development activities focused on residential PEM fuel cell systems.

      Noncash General and Administrative. Noncash general and administrative expenses, consisting of stock-based compensation, increased to $3.2 million for the year ended December 31, 1999 from $212,000 for the year ended December 31, 1998.

      During the year ended December 31, 1999, we recognized $2.3 million in noncash stock-based compensation expense in connection with our original formation agreements which provided MTI the right to earn noncash credits relating to services it rendered prior to our formation in connection with securing future government contracts. Upon our formation, MTI contributed its fuel cell operations to us and we received the right to these government contracts if ever awarded in the future. When these contracts were awarded to us, MTI earned the noncash credits, entitling it to receive 2,250,000 shares of common stock with a fair value at the time of grant of $2.3 million. Additionally, we recorded $144,000, compared to $212,000 in 1998, related to performance based options issued to employees and $835,000 related to the modification of a stock option agreement.

      Other General and Administrative. Other general and administrative expenses includes compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, business development, information and legal services. Other general and administrative expenses increased to $6.7 million for the year ended December 31, 1999 from $2.5 million for the year ended December 31, 1998. The increase was due to a $1.9 million charge for the write-off of deferred rent and an increase in compensation, benefits and related costs in support of the Company's overall growth.

      In June 1999, we entered into a real estate purchase agreement with MTI to acquire our current facility, a portion of which we previously leased from them. As a result, we wrote off deferred rent expense in the amount of $1.9 million. We originally recorded $2.0 million for deferred rent in October 1998, representing the value of a ten-year lease agreement with MTI at favorable lease rates (see "Liquidity and Capital Resources - Capital Contributions").

      Interest Expense. Interest expense of approximately $190,000 consists of interest paid on a long-term obligation related to a real estate purchase agreement with MTI (see "Liquidity and Capital Resources - Capital Contributions") and interest paid on capital lease obligations.

      Interest Income. Interest income consists of interest earned on our cash and cash equivalents, and increased to $3.1 million for the year ended December 31, 1999 from $93,000 for the same period in 1998. The increase was due to interest earned on higher balances of cash and cash equivalents available during the fourth quarter of 1999 as a result of our initial public offering of common stock and the exercise of warrants and stock purchase commitments by our existing stockholders (see "Liquidity and Capital Resources").

      Equity in Losses of Affiliates. Equity in losses of affiliates in the amount of $1.5 million consist of our proportionate share of the losses of

GEFCS ($441,000) and goodwill amortization ($1,031,000) on the investment, which we account for under the equity method of accounting (see "Liquidity and Capital Resources - GE Fuel Cell Systems").

      Income Taxes. No benefit for federal and state income taxes has been reported in the financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

      We were taxed as a partnership prior to November 3, 1999, the effective date of our merger into a C corporation, and the federal and state income tax benefits of our losses were recorded by our stockholders. Effective on November 3, 1999, we began accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes."

Liquidity and Capital Resources

Summary

      The Company's cash requirements depend on numerous factors, including, but not limited to, completion of its product development activities, ability to commercialize its fuel cell systems, and market acceptance of its systems. The Company expects to devote substantial capital resources to continue development programs, establish a manufacturing infrastructure and develop manufacturing processes. The Company believes it will need to raise additional funds to achieve commercialization of its product. However, the Company does not know whether it will be able to secure additional funding, or funding on acceptable terms, to pursue its commercialization plans. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit operations in a manner inconsistent with its development and commercialization plans, which could affect operations in future periods. The Company anticipates incurring substantial additional losses over at least the next several years and believes that its current cash balances will provide sufficient capital to fund operations for at least the next twelve months.

      We have financed our operations through December 31, 2000, primarily from the sale of equity, which has provided cash in the amount of $228.0 million. As of December 31, 2000, we had unrestricted cash, cash equivalents and marketable securities totaling $86.7 million and working capital was approximately $83.4 million. As a result of our purchase of real estate from MTI, we have escrowed $5.6 million in cash to collateralize the debt assumed on the purchase.

      During the year ended December 31, 2000, net cash used in operating activities was $65.5 million, including $5.0 million related to the write off of in-process research and development related to our acquisition of intellectual property acquired from Gastec. Cash used in investing activities during the year ended December 31, 2000, was $51.3 million, including $28.2 million for the purchase of marketable securities. Excluding the purchase of marketable securities, cash used in investing activities was $23.1 million consisting of $12.0 million for the purchase of property, plant and equipment, $9.6 million representing the purchase of intangible assets related to the acquisition of intellectual property from Gastec and $1.5 million for the purchase of a 28% ownership interest in AEI.

      Since inception, net cash used in operating activities has been $98.0 million and cash used in investing activities has been $64.9 million, including $28.2 million for the purchase of marketable securities.

Initial Public Offering

      In November 1999, the Company completed an Initial Public Offering of 6,782,900 shares of common stock which includes additional shares purchased pursuant to exercise of the underwriters' overallotment option. We received proceeds of $93.0 million, which was net of $8.7 million of expenses and underwriting discounts relating to the issuance and distribution of the securities.

Capital Contributions

      Plug Power was formed in June 1997 as a joint venture between MTI and Edison Development Corporation (EDC), a DTE Energy Company. At formation, MTI contributed assets related to its fuel cell program, including intellectual property, 22 employees, equipment, and the right to receive government contracts for research and development of PEM fuel cell systems, if awarded. EDC contributed or committed to contribute $9.0 million in cash, expertise in distributed power generation and marketplace presence to distribute and sell stationary fuel cell systems.

      In January 1999, we entered into an agreement with MTI and EDC pursuant to which we had the right to require EDC and MTI to make capital contributions of $22.5 million each, an aggregate of $45 million, through December 31, 2000. In September 1999, we made a capital call of $4.0 million, and MTI and EDC each contributed $2.0 million in cash in exchange for 266,667 shares of common stock. Both MTI and EDC contributed the remaining $41.0 million immediately prior to the offering in exchange for an aggregate of 5,466,666 shares of common stock.

         In June 1999, we entered into a real estate purchase agreement with MTI to acquire approximately 36 acres of land, two commercial buildings, and a residential building located in Latham, New York. This property is the location of our current facilities including a newly constructed production facility. As part of the real estate transaction we assumed a $6.2 million letter of credit issued by KeyBank National Association for the express purpose of servicing $6.2 million of debt related to Industrial Development Revenue Bonds issued by the Town of Colonie Industrial Development Agency. As consideration for the purchase, we issued 704,315 shares of common stock to MTI, valued at $6.67 per share. In connection with this transaction we wrote off deferred rent expense, in the amount of $1.9 million, related to a 10-year facilities lease on one of the purchased buildings, at a favorable lease rate.

      Also in June 1999, EDC purchased 704,315 shares of common stock for $4.7 million in cash under provisions of our original formation documents that allowed EDC and MTI to maintain equal ownership percentage in Plug Power.

      As of December 31, 2000, MTI had made aggregate cash contributions of $27.0 million plus noncash contributions of $14.2 million, while EDC had made aggregate cash contributions of $41.2 million.

GE Fuel Cell Systems

      In February 1999, we entered into an agreement with GE MicroGen, Inc. (formerly GE On-Site Power, Inc.) to create GEFCS, a joint venture owned 75% by GE MicroGen and 25% by Plug Power, which is dedicated to marketing, selling, installing, and servicing Plug Power residential and small commercial stationary fuel cell systems under 35kW on a worldwide basis (other than in the states of Illinois, Indiana, Michigan and Ohio).

      In connection with the formation of GEFCS, we issued 2,250,000 shares of our common stock to GE MicroGen in exchange for a 25% interest in GEFCS. Of these, 750,000 shares vested immediately and the remaining 1,500,000 shares vested in August 1999. As of the date of issuance of such shares, we capitalized $11.3 million, the fair value of the shares issued, under the caption "Investment in affiliate" in our financial statements. We also issued a warrant to GE MicroGen to purchase 3,000,000 additional shares of common stock at a price of $12.50 per share which was exercised by GE MicroGen immediately prior to our initial public offering, for a total exercise price of $37.5 million in cash.

      The Company has agreed to purchase at least $7.5 million of technical support services over the next two years.

Southern California Gas Company

      In April 1999, Southern California Gas Company (SCGC) purchased 1,000,000 shares of common stock for $6.7 million and agreed to spend $840,000 for market research and services related to distributed power generation technologies, including PEM fuel cell systems. In the event SCGC does not expend these amounts by April, 2002, up to 111,851 previously issued shares may be returned. Additionally, SCGC received warrants to purchase an additional 350,000 shares of common stock at an exercise price of $8.50 per share which was exercised by SCGC immediately prior to our initial public offering, for a total exercise price of $3.0 million in cash.

      During the year ended December 31, 2000, SCGC fulfilled its obligation to provide market research and services and the Company recorded a charge to operations in the amount of $840,000.

Private Investors

      In February 1999, two investors, including Michael J. Cudahy, a former director of Plug Power, purchased 1,500,000 shares of common stock for a total of $10.0 million. In addition, Mr. Cudahy received a warrant to purchase 400,000 shares of common stock at a price of $8.50 per share which was exercised by Mr. Cudahy immediately prior to our initial public offering, for a total exercise price of $3.4 million in cash.

      In April 1999, an unrelated investor purchased 299,850 common shares for $2.0 million.

Grant Agreement

      The Company was awarded and received $1.0 million under a government grant. The grant is for the express purpose of promoting employment. Terms of the grant require the Company meet certain employment criteria, as defined, over a five year period. If the Company fails to meet the specified criteria, the Company shall repay the unearned portion of the grant.

Forward-looking Statements

      This Annual Report on Form 10-K and the following discussion contain statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on these forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, our ability to develop a commercially viable fuel cell system; the cost and timing of developing our fuel cell systems; market acceptance of our fuel cell systems; our reliance on our relationship with General Electric; competitive factors, such as price competition, competition from other power technologies and competition from other fuel cell companies; the cost and availability of components and parts for our fuel cell systems; the ability to raise and provide the necessary capital to develop, manufacture and market our fuel cell systems; the cost of complying with current and future governmental regulations; and other risks and uncertainties discussed under Item I - Business under the caption "Risk Factors."

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

Item 8.  Financial Statements and Supplementary Data

      The index to the Financial Statements of the Company is included in Item 14, and the financial statements follow the list of exhibits to this Annual Report on Form 10-K.

      Selected quarterly financial data is included in the Notes to Consolidated Financial Statement under "Quarterly Financial Data (Unaudited)".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      (a) Directors

      Incorporated herein by reference is the information appearing under the caption "Information Regarding Directors" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

      (b) Executive Officers

      Incorporated herein by reference is the information appearing under the caption "Executive Officers" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

      Incorporated herein by reference is the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Incorporated herein by reference is the information appearing under the caption "Principal Stockholders" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

      Incorporated herein by reference is the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      14(a)(1) Financial Statements

      The financial statements and notes are listed in the Index to Financial Statements on page F-1 of this report.

      14(a)(2) Financial Statement Schedules


Schedule of valuation and qualifying
accounts and reserves.

                                                  Additions
                                        --------------------------------
                               Balance       Charged        Charged to                Balance at
                              January 1,    To costs         other                   December 31,
    Description                 2000       and expenses     accounts    Deductions       2000
------------------------------------------------------------------------------------------------
Income taxes valuation
allowance                    $(447,000)  $(35,171,500)   $(11,413,700)      -      $(47,032,200)

      14(a)(3) Exhibits

      Exhibits are as set forth in the "List of Exhibits" which immediately precedes the Index to Financial Statements on page F-1 of this report.

      14(b) Reports on Form 8-K

      None.

      14(c) Exhibits

      Exhibits are as set forth in the "List of Exhibits" which immediately precedes the Notes to the Financial Statements and the exhibits filed.

      14(d) Other Financial Statements

      Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PLUG POWER INC.

                                                  By:  /s/   ROGER SAILLANT
Date: March 30, 2001                                  --------------------------
                                                       Roger Saillant, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                               Title                            Date
         --------------------------        ----------------------------------         --------------
             /s/ ROGER SAILLANT            President, Chief Executive Officer
             ------------------            and Director (Principal
                 Roger Saillant            Executive Officer)                         March 30, 2001

            /s/ DAVID A. NEUMANN           Chief Financial Officer (Principal
            --------------------           Financial Officer and
                David A. Neumann           Accounting Officer)                        March 30, 2001

           /s/ DOUGLAS T. HICKEY
           ---------------------           Director                                   March 30, 2001
               Douglas T. Hickey

         /s/ ANTHONY F. EARLEY, JR.
         --------------------------        Director                                   March 30, 2001
             Anthony F. Earley, Jr.

           /s/ LARRY G. GARBERDING
           -----------------------         Director                                   March 30, 2001
               Larry G. Garberding

            /s/ GEORGE C. MCNAMEE
            ---------------------          Director                                   March 30, 2001
                George C. McNamee

              /s/ JOHN G. RICE
              ----------------             Director                                   March 30, 2001
                  John G. Rice

             /s/ WALTER L. ROBB
             ------------------            Director                                   March 30, 2001
                 Walter L. Robb

         /s/ JOHN M. SHALIKASHVILI
         -------------------------         Director                                   March 30, 2001
             John M. Shalikashvili

                                List of Exhibits

      Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.25, 10.28, 10.29, 10.30, 10.31, 10.32, 10.33, 10.34, 10.41, 10.38, 10.42 and 10.43
represent the management contracts or compensation plans filed pursuant to Item 14(c) of the Form 10-K.

      Exhibit No. and Description
      ---------------------------
      2.1 Agreement and Plan of Merger by and between Plug Power and Plug Power, LLC, a Delaware limited liability company, dated as of October 7, 1999. (1)

      3.1 Amended and Restated Certificate of Incorporation of Plug Power. (2)

      3.2 Amended and Restated By-laws of Plug Power. (2)

      3.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power

      4.1 Specimen certificate for shares of common stock, $.01 par value, of Plug Power. (1)

      10.1 Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, LLC, dated February 3, 1999, between GE On-Site Power, Inc. and Plug Power, LLC. (1)

      10.2 Contribution Agreement, dated as of February 3, 1999, by and between GE On-Site Power, Inc. and Plug Power, LLC. (1)

      10.3 Trademark and Trade Name Agreement, dated as of February 2, 1999, between General Electric Company and GE Fuel Cell Systems, LLC. (1)

      10.4 Trademark Agreement, dated as of February 2, 1999, between Plug Power LLC and GE Fuel Cell Systems, LLC. (1)

      10.5 Distributor Agreement, dated as of February 2, 1999, between GE Fuel Cell Systems, LLC and Plug Power, LLC. (1)

      10.6 Side letter agreement, dated February 3, 1999, between General Electric Company and Plug Power LLC. (1)

      10.7 Mandatory Capital Contribution Agreement, dated as of January 26, 1999, between Edison Development Corporation, Mechanical Technology Incorporated and Plug Power, LLC and amendments thereto, dated August 25, 1999 and August 26, 1999. (1)

      10.8 LLC Interest Purchase Agreement, dated as of February 16, 1999, between Plug Power, LLC and Michael J. Cudahy. (1)

      10.9 Warrant Agreement, dated as of February 16, 1999, between Plug Power, LLC and Michael J. Cudahy and amendment thereto, dated July 26, 1999. (1)

      10.10 LLC Interest Purchase Agreement, dated as of February 16, 1999, between Plug Power, LLC and Kevin Lindsey. (1)

      10.11 LLC Interest Purchase Agreement, dated as of April 1, 1999, between Plug Power, LLC and Antaeus Enterprises, Inc. (1)

      10.12 LLC Interest Purchase Agreement, dated as of April 9, 1999, between Plug Power, LLC and Southern California Gas Company. (1)

      10.13 Warrant Agreement, dated as of April 9, 1999, between Plug Power, LLC and Southern California Gas Company and amendment thereto, dated August 26, 1999. (1)

      10.14 Agreement, dated as of June 26, 1997, between the New York State Energy Research and Development Authority and Plug Power LLC, and amendments thereto dated as of December 17, 1997 and March 30, 1999. (1)

      10.15 Agreement, dated as of January 25, 1999, between the New York State Energy Research and Development Authority and Plug Power LLC. (1)

      10.16 Agreement, dated as of September 30, 1997, between Plug Power LLC and the U.S. Department of Energy. (1)

      10.17 Cooperative Agreement, dated as of September 30, 1998, between the National Institute of Standards and Technology and Plug Power, LLC, and amendment thereto dated May 10, 1999. (1)

      10.18 Joint venture agreement, dated as of June 14, 1999 between Plug Power, LLC, Polyfuel, Inc., and SRI International. (1)

      10.19 Cooperative Research and Development Agreement, dated as of February 12, 1999, between Plug Power, LLC and U.S. Army Benet Laboratories. (1)

      10.20 Nonexclusive License Agreement, dated as of April 30, 1993, between Mechanical Technology Incorporated and the Regents of the University of California. (1)

      10.21 Development Collaboration Agreement, dated as of July 30, 1999, by and between Joh. Vaillant GMBH. U. CO. and Plug Power, LLC. (1)

      10.22 Agreement of Sale, dated as of June 23, 1999, between Mechanical Technology, Incorporated and Plug Power LLC. (1)

      10.23 Assignment and Assumption Agreement, dated as of July 1, 1999, between the Town of Colonie Industrial Development Agency, Mechanical Technology, Incorporated, Plug Power, LLC, KeyBank, N.A., and First Albany Corporation. (1)

      10.24 Replacement Reimbursement Agreement, dated as of July 1, 1999, between Plug Power, LLC and KeyBank, N.A. (1)

      10.25 1997 Membership Option Plan and amendment thereto dated September 27, 1999. (1)

      10.26 Trust Indenture, dated as of December 1, 1998, between the Town of Colonie Industrial Development Agency and Manufacturers and Traders Trust Company, as trustee. (1)

      10.27 Distribution Agreement, dated as of June 27, 1997, between Plug Power, LLC and Edison Development Corporation and amendment thereto dated September 27, 1999. (1)

      10.28 Agreement, dated as of June 27, 1999, between Plug Power, LLC and Gary Mittleman. (1)

      10.29 Agreement, dated as of June 8, 1999, between Plug Power, LLC and Louis R. Tomson. (1)

      10.30 Agreement, dated as of August 6, 1999, between Plug Power, LLC and Gregory A. Silvestri. (1)

      10.31 Agreement, dated as of August 12, 1999, between Plug Power, LLC and William H. Largent. (1)

      10.32 Agreement, dated as of August 20, 1999, between Plug Power, LLC and Dr. Manmohan Dhar. (1)

      10.33 1999 Stock Option and Incentive Plan. (1)

      10.34 Employee Stock Purchase Plan. (1)

      10.35 Agreement, dated as of August 27, 1999, by Plug Power, LLC, Plug Power Inc., GE On-Site Power, Inc., GE Power Systems Business of General Electric Company, and GE Fuel Cell Systems, L.L.C. (1)

      10.36 Registration Rights Agreement to be entered into by the Registrant and the stockholders of the Registrant. (2)

      10.37 Registration Rights Agreement to be entered into by Plug Power, L.L.C. and GE On-Site Power, Inc. (2)

      10.38 Agreement dated September 11, 2000, between Plug Power Inc. and Gary Mittleman. (3)

      10.39 Amendment No. 1 to Distributor Agreement dated February 2, 1999, between GE Fuel Cell Systems L.L.C. and Plug Power Inc. (3)

      10.40 Amendment to Distributor Agreement dated February 2, 1999, made as of July 31, 2000, between GE Fuel Cell Systems L.L.C. and Plug Power Inc.
      (3)

      10.41 Agreement, dated as of December 15, 2000, between Plug Power Inc. and Roger Saillant.

      10.42 Agreement dated February 13, 2001, between Plug Power Inc. and William H. Largent.

      10.43 Amendment dated September 19, 2000 to agreement, dated as of August 6, 1999, between Plug Power Inc. and Gregory A. Silvestri.

      10.44 Joint Development Agreement, dated as of June 2, 2000, between Plug Power Inc. and Engelhard Corporation

      23.1 Consent of PricewaterhouseCoopers LLP

      (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-86089).

      (2) Incorporated by reference to the Company's Form 10-K for the period ending December 31, 1999.

      (3) Incorporated by reference to the Company's third quarter report on Form 10-Q for the third quarter ended September 30, 2000.

                         PLUG POWER INC. and Subsidiary
                        (A Development Stage Enterprise)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Report of independent accountants                                                       F-2

Consolidated balance sheets as of December 31, 2000 and 1999                            F-3

Consolidated statements of operations for the years ended December 31, 2000
  1999 and 1998 and cumulative amounts from inception                                   F-4

Consolidated statements of stockholders' equity for the years ended December 31,
  2000, 1999 and 1998                                                                   F-5

Consolidated statements of cash flows for the years ended December 31, 2000,
  1999 and 1998 and cumulative amounts from inception                                   F-6

Notes to consolidated financial statements                                              F-7

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Plug Power Inc. and Subsidiary:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Plug Power Inc. and subsidiary (a development stage enterprise) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Albany, New York
February 9, 2001

                         PLUG POWER INC. and Subsidiary
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets

                    Assets                                        December 31, 2000    December 31, 1999
                                                                  -----------------    -----------------
Current assets:
      Cash and cash equivalents                                   $      58,511,563    $     171,496,286
      Restricted cash                                                       290,000              275,000
      Marketable securities                                              28,221,852                 -
      Accounts receivable                                                 1,415,049            5,212,943
      Inventory                                                           2,168,006              304,711
      Prepaid development costs                                           2,041,668                 -
      Other current assets                                                  694,178              124,380
                                                                  -----------------    -----------------

         Total current assets                                            93,342,316          177,413,320

 Restricted cash                                                          5,310,274            5,600,274
 Property, plant and equipment, net                                      32,290,492           23,333,791
 Intangible asset                                                         6,827,066                 -
 Investment in affiliates                                                 9,778,784            9,778,250
 Prepaid development costs                                                2,513,093                 -
 Other assets                                                               767,193                 -
                                                                  -----------------    -----------------

            Total assets                                          $     150,829,218    $     216,125,635
                                                                  =================    =================

         Liabilities and Stockholders' Equity
 Current liabilities:
      Accounts payable                                            $       3,479,031    $       4,644,496
      Accrued expenses                                                    5,934,529            3,004,126
      Deferred grant revenue                                                200,000              200,000
      Current portion of capital lease obligation
         and long-term debt                                                 377,201              353,175
                                                                  -----------------    -----------------

             Total current liabilities                                    9,990,761            8,201,797

      Long-term debt                                                      5,310,274            5,600,274
      Deferred grant revenue                                                600,000              800,000
      Capital lease obligation                                               30,346              117,030
      Other liabilities                                                     767,193                 -
                                                                  -----------------    -----------------

             Total liabilities                                           16,698,574           14,719,101
                                                                  -----------------    -----------------

 Commitments and contingencies (see footnote 13)

 Stockholders' equity:
      Preferred stock, $0.01 par value per share; 5,000,000
         shares authorized; none issued and outstanding                        -                 -

      Common stock, $0.01 par value per share;
         245,000,000 shares authorized at December 31, 2000 and
         95,000,000 shares authorized at December 31, 1999;
         43,795,513 shares issued and outstanding, December 31,
         2000 and 43,015,508 shares issued and
         outstanding, December 31, 1999                                     437,955              430,155

      Paid-in capital                                                   268,923,203          249,964,994
      Deficit accumulated during the development stage                 (135,230,514)         (48,988,615)
                                                                  -----------------    -----------------

             Total stockholders' equity                                 134,130,644          201,406,534
                                                                  -----------------    -----------------

             Total liabilities and stockholders' equity           $     150,829,218    $     216,125,635
                                                                  =================    =================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         PLUG POWER INC. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations

              For the years ended December 31, 2000, 1999 and 1998
                      and cumulative amounts from inception

                                                                                                        Cumulative
                                                   December 31,     December 31,     December 31,          Amounts
                                                           2000             1999             1998   from Inception
                                                  -------------    -------------    -------------    -------------
Contract revenue                                  $   8,378,200    $  11,000,344    $   6,541,040    $  27,113,114
Cost of contract revenue                             13,055,437       15,497,837        8,863,845       38,643,562
                                                  -------------    -------------    -------------    -------------

Loss on contracts                                    (4,677,237)      (4,497,493)      (2,322,805)     (11,530,448)

In-process research and development                   4,984,000             -                -           9,026,640
Research and development expense:
     Noncash stock-based compensation                   247,782             -                -             247,782
     Other research and development                  65,656,604       20,506,156        4,632,729       92,096,366
General and administrative expense:
     Noncash stock-based compensation                 7,595,073        3,228,800          212,000       11,035,873
     Other general and administrative                 8,572,256        6,699,482        2,541,645       18,443,416
Interest expense                                        362,996          189,586             -             552,582
                                                  -------------    -------------    -------------    -------------

     Operating loss                                 (92,095,948)     (35,121,517)      (9,709,179)    (142,933,107)

Interest income                                       8,181,265        3,123,955           93,216       11,501,559
                                                  -------------    -------------    -------------    -------------

     Loss before equity in losses of affiliates     (83,914,683)     (31,997,562)      (9,615,963)    (131,431,548)

Equity in losses of affiliates                       (2,327,216)      (1,471,750)            -          (3,798,966)
                                                  -------------    -------------    -------------    -------------

     Net loss                                     $ (86,241,899)   $ (33,469,312)   $  (9,615,963)   $(135,230,514)
                                                  =============    =============    =============    =============

Loss per share:
       Basic and diluted                          $       (1.99)   $       (1.27)   $       (0.71)
                                                  =============    =============    =============

Weighted average number of common
shares outstanding                                   43,308,158       26,282,705       13,616,986
                                                  =============    =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         PLUG POWER INC. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

              For the years ended December 31, 2000, 1999 and 1998
                      and cumulative amounts from inception

                                                                                                                Cumulative
                                                           December 31,     December 31,     December 31,          Amounts
                                                                   2000             1999             1998   from Inception
                                                          -------------    -------------    -------------   --------------
Cash Flows From Operating Activities:

   Net loss                                               $ (86,241,899)   $ (33,469,312)   $  (9,615,963)   $(135,230,514)

   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                           3,037,818        1,352,186          499,142        5,076,854
      Equity in losses of affiliates                          2,327,216        1,471,750              -          3,798,966
      Amortization of intangible asset                        2,797,434              -                -          2,797,434
      In-kind services                                          840,000              -            500,000        1,340,000
      Stock-based compensation                                8,096,779        3,228,800          212,000       11,537,579
      Amortization of deferred grant revenue                   (200,000)             -                -           (200,000)
      Amortization of deferred rent                                 -            100,000           50,000          150,000
      Write-off of deferred rent                                    -          1,850,000              -          1,850,000
      In-process research and development                           -                -                -          4,042,640

       Changes in assets and liabilities :
          Accounts receivable                                 3,797,894       (4,612,988)         203,602       (1,415,049)
          Inventory                                          (1,863,295)        (290,064)          18,903       (2,168,006)
          Due from investor                                         -            685,306         (416,061)         286,492
          Prepaid development costs                             445,239              -                -            445,239
          Other assets                                         (294,798)        (102,466)             -           (397,264)
          Accounts payable and accrued expenses               1,764,938        5,334,376        1,081,587        9,365,452
          Deferred grant revenue                                    -          1,000,000              -          1,000,000
          Due to investor                                           -           (286,492)             -           (286,492)
                                                          -------------    -------------    -------------    -------------
                Net cash used in operating activities       (65,492,674)     (23,738,904)      (7,466,790)     (98,006,669)
                                                          -------------    -------------    -------------    -------------

Cash Flows From Investing Activities:

   Purchase of property, plant and equipment                (11,994,519)     (10,788,262)      (2,370,269)     (25,514,568)
   Purchase of intangible asset                              (9,624,500)             -                -         (9,624,500)
   Investment in affiliate                                   (1,500,000)             -                -         (1,500,000)
   Marketable securities                                    (28,221,852)             -                -        (28,221,852)
                                                          -------------    -------------    -------------    -------------
             Cash used in investing activities              (51,340,871)     (10,788,262)      (2,370,269)     (64,860,920)
                                                          -------------    -------------    -------------    -------------

Cash Flows From Financing Activities:

        Proceeds from issuance of common stock                      -        115,242,782       10,750,000      130,742,782
        Proceeds from initial public offering, net                  -         94,611,455              -         94,611,455
        Stock issuance costs                                        -         (1,639,577)             -         (1,639,577)
        Proceeds from stock option exercises                  4,201,480           41,907              -          4,243,387
        Cash placed in escrow                                       -         (5,875,274)             -         (5,875,274)
        Principal payments on capital lease obligations         (77,658)         (65,963)             -           (143,621)
        Principal payments on long-term debt                   (275,000)        (285,000)             -           (560,000)
                                                          -------------    -------------    -------------    -------------
             Net cash provided by financing activities        3,848,822      202,030,330       10,750,000      221,379,152
                                                          -------------    -------------    -------------    -------------

(Decrease) increase in cash and cash equivalents           (112,984,723)     167,503,164          912,941       58,511,563

Cash and cash equivalents, beginning of period              171,496,286        3,993,122        3,080,181              -
                                                          -------------    -------------    -------------    -------------

Cash and cash equivalents, end of period                  $  58,511,563    $ 171,496,286    $   3,993,122    $  58,511,563
                                                          =============    =============    =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         PLUG POWER INC. and Subsidiary
                        (A Development Stage Enterprise)

                 Consolidated Statements of Stockholders' Equity

              For the years ended December 31, 2000 , 1999 and 1998

                                                                                           Deficit
                                                                                         Accumulated
                                             Common stock                Additional      During the          Total
                                        ----------------------------       Paid-in       Development     Stockholders'
                                          Shares          Amount           Capital         Stage           Equity
                                        -------------------------------------------------------------    -------------
Balance, January 1, 1998                  9,500,000    $      95,000    $   9,405,000   $  (5,903,340)   $   3,596,660

Capital contributions                     7,650,000           76,500       13,173,500                       13,250,000
Deferred rent expense                                                      (2,000,000)                      (2,000,000)
Amortization of deferred rent expense                                          50,000                           50,000
Stock based compensation                                                      212,000                          212,000
Net loss                                                                                   (9,615,963)      (9,615,963)
                                        -------------------------------------------------------------    -------------
Balance, December 31, 1998               17,150,000          171,500       20,840,500     (15,519,303)       5,492,697

Initial public offering - net             6,782,900           67,829       92,904,049                       92,971,878
Capital contributions                    19,058,480          190,585      119,749,979                      119,940,564
Stock issued for equity in affiliate                                       11,250,000                       11,250,000
Stock based compensation                                                    3,228,800                        3,228,800
Amortization of deferred rent expense                                         100,000                          100,000
Write-off deferred rent expense                                             1,850,000                        1,850,000
Stock option exercises                       24,128              241           41,666                           41,907
Net loss                                                                                  (33,469,312)     (33,469,312)
                                        -------------------------------------------------------------    -------------
Balance, December 31, 1999               43,015,508    $     430,155    $ 249,964,994   $ (48,988,615)   $ 201,406,534

Stock issued for equity in affiliate          7,000               70          827,680                          827,750
Stock issued for development agreement      104,869            1,048        4,998,952                        5,000,000
Stock issued to employees                     3,041               31          253,893                          253,924
Stock based compensation                                                    7,842,855                        7,842,855
Stock option exercises                      632,378            6,324        3,786,704                        3,793,028
Stock issued under employee stock
     purchase plan                           32,717              327          408,125                          408,452
In-kind services                                                              840,000                          840,000
Net loss                                                                                  (86,241,899)     (86,241,899)
                                        -------------------------------------------------------------    -------------
Balance, December 31, 2000               43,795,513    $     437,955    $ 268,923,203   $(135,230,514)   $ 134,130,644
                                        =============================================================    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         PLUG POWER INC. and Subsidiary

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

1.    Nature of Operations

      Plug Power Inc. and Subsidiary (the Company), was originally formed as a joint venture between Edison Development Corporation (EDC), a DTE Energy Company, and Mechanical Technology Incorporated (MTI) in the State of Delaware on June 27, 1997 and succeeded by merger of all of the assets, liabilities and equity of Plug Power, L.L.C. in November 1999. The Company is a development stage enterprise formed to research, develop, manufacture and distribute fuel cells for electric power generation. The consolidated financial statements include the accounts of Plug Power Inc. and its wholly owned subsidiary after elimination of significant intercompany transactions.

2.    Initial Public Offering

      In November 1999, the Company completed an initial public offering of 6,782,900 shares of common stock, including 782,900 shares pursuant to the underwriters' exercise of their over-allotment option. The Company received proceeds of $93.0 million, which was net of $8.7 million of expenses and underwriting discounts relating to the issuance and distribution of the securities. In connection with this offering, the Company was converted to a C corporation from a limited liability corporation. The financial statements and related footnotes have been restated to present the Company as a C corporation for all periods presented.

3.    Liquidity

      The Company's cash requirements depend on numerous factors, including, but not limited to, completion of its product development activities, ability to commercialize its fuel cell systems, and market acceptance of its systems. The Company expects to devote substantial capital resources to continue development programs, establish a manufacturing infrastructure and develop manufacturing processes. The Company believes it will need to raise additional funds to achieve commercialization of its product. However, the Company does not know whether it will be able to secure additional funding, or funding on acceptable terms, to pursue its commercialization plans. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit operations in a manner inconsistent with its development and commercialization plans, which could affect operations in future periods. The Company anticipates incurring substantial additional losses over at least the next several years and believes that its current cash balances will provide sufficient capital to fund operations for at least the next twelve months.

4.    Significant Accounting Policies

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

      Cash and cash equivalents:

      Cash and cash equivalents includes cash on hand and short-term investments with original maturities of three months or less.

      The Company has restricted cash in the amount of $5,600,274 which the Company was required to place in escrow to collateralize debt related to its purchase of real estate. The escrowed amount is recorded under the balance sheet captions "Restricted cash."

      Marketable securities:

      Marketable securities includes investments in corporate debt securities which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities would be reflected in other comprehensive income and as a separate component of stockholders' equity. There was no significant difference between cost and fair value of these investments at December 31, 2000.

      Inventory:

      Inventory is stated at lower of average cost or market, and consists of raw materials not yet issued to research projects.

      Property, plant and equipment, and long-lived assets:

      Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from 2 to 20 years.

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

      Deferred revenue:

      The Company's deferred grant revenue consists of a government grant received to promote employment. The agreement requires that the Company meet certain employment criteria, as defined, over a five year period. If the Company fails to meet the specified criteria, the Company shall repay the unearned portion of the grant. The Company recognized $200,000 in grant revenue for the year ended December 31, 2000.

      Recent Accounting Pronouncements:

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 including the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is generally effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after December 15, 1998. The Company has applied the applicable provisions of FIN 44.

      In December, 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain SEC views in applying generally accepted accounting principles to revenue recognition. The Company adopted SAB 101 in the fourth quarter of 2000 as required, and such adoption did not have a material impact on the Company's financial position, results of operations, or cash flows.

      In June 1998, and June 1999 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133." These statements (as amended by SFAS No. 138) establish accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 on its effective date January 1, 2001 and such adoption did not have a material effect on the Company's financial position, results of operations, or cash flows.

5.    Property, Plant and Equipment

      Property, plant and equipment at December 31, 2000 and 1999 consists of the following:

                                                       December 31, 2000    December 31, 1999
                                                       -----------------    -----------------

             Land                                      $          90,000    $          90,000
             Buildings                                        14,757,080           14,757,080
             Building  improvements                            5,525,306            2,826,563
             Machinery and equipment                          16,732,395            7,436,619
                                                       -----------------    -----------------
                                                              37,104,781           25,110,262
             Less accumulated depreciation                    (4,814,289)          (1,776,471)
                                                       -----------------    -----------------

             Property, plant and equipment, net        $      32,290,492    $      23,333,791
                                                       =================    =================

      Depreciation expense was $3,037,818, $1,327,187 and $332,476 for the years ended December 31, 2000, 1999 and 1998, respectively.

6.    Debt

      In connection with the Company's purchase of real estate in July, 1999, the Company assumed a $6.2 million letter of credit issued by KeyBank National Association for the express purpose of servicing $6.2 million of debt related to Industrial Development Revenue Bonds issued by the Town of Colonie Industrial Development Agency in favor of the acquired property. The debt matures in 2013 and accrues interest at a variable rate of interest which was approximately 6.75% at December 31, 2000. Simultaneous with the assumption, the Company was required to escrow $6.2 million to collateralize the debt. This debt also contains a subjective acceleration clause which was waived by the bank through January 1, 2002.

      The outstanding balance of the debt as of December 31, 2000 was $5.6 million and the amount of the corresponding escrow requirement as of December 31, 2000 was $5.6 million and is recorded under the balance sheet captions "Restricted cash." Principal payments due on long-term debt are:
      2001, $290,000; 2002, $310,000; 2003, $325,000; 2004 $345,000; 2005 and
      thereafter, $4,330,274. Interest paid was $372,369 and $189,586 for the years ended December 31, 2000 and 1999, respectively.

7.    Loss Per Share

      Loss per share for the Company is calculated as follows:

                                                      Years Ended December 31,
                                       --------------------------------------------------
                                             2000             1999             1998
                                       ---------------    -------------    --------------
      Numerator:
        Net loss                         $ (86,241,899)   $ (33,469,312)   $ (9,615,963)

      Denominator:

        Weighted average number of
        common shares                       43,308,158       26,282,705      13,616,986

      No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. The calculation excludes 111,851 contingently returnable shares in 1999.

8.    Income Taxes

      There was no current income tax expense for the years ended December 31, 2000 and 1999. The Company was a Limited Liability Company (LLC) until its merger into Plug Power Inc. effective November 3, 1999. For the LLC period the Company was treated as a partnership for federal and state income tax purposes and accordingly the Company's income taxes or credits resulting from earnings or losses were payable by, or accrued to its members. Therefore, no provision for income taxes has been made prior to November 3, 1999.

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

      The significant components of deferred income tax expense (benefit) for the years ended December 31, 2000 and 1999 are as follows:

                                                                                Years ended December 31,
                                                                       ----------------------------------------
                                                                               2000                  1999
                                                                       ------------------    ------------------
               Deferred tax expense recognized as
                    a result of change in tax status                      $           --        $    1,739,000
               Deferred tax benefit                                           (6,695,100)             (584,400)
               Net operating loss carryforward                               (28,476,400)           (1,601,600)
               Valuation allowance                                            35,171,500               447,000
                                                                       ------------------    ------------------
                                                                          $           --        $           --
                                                                       ==================    ==================

      The Company's effective income tax rate differed from the Federal statutory rate as follows:

                                                                                Years ended December 31,
                                                                       ----------------------------------------
                                                                               2000                  1999
                                                                       ------------------    ------------------
               Federal statutory tax rate                                         -35.0%                -35.0%
               Deferred state taxes, net of federal benefit                        -5.0%                    --
               Effect of LLC losses                                                   --                 33.0%
               Effect of change in tax status                                         --                  2.0%
               Other, net                                                           1.0%                 -1.0%
               Tax credits                                                         -2.0%                    --
               Change in valuation allowances                                      41.0%                  1.0%
                                                                       ------------------    ------------------
                                                                                    0.0%                  0.0%
                                                                       ==================    ==================

      The deferred tax assets and liabilities as of December 31, 2000 and 1999 consist of the following tax effects relating to temporary differences and carryforwards:

                                                                               Years ended December 31,
                                                                       ----------------------------------------
                                                                               2000                  1999
                                                                       ------------------    ------------------
               Deferred tax assets (liabilities):

               Inventory valuation                                        $      920,000        $       30,000
               Stock-based compensation                                        3,384,700               334,000
               Other reserves and accruals                                       464,200               294,900
               Intangible assets                                                 905,100               112,500

                                                                               Years ended December 31,
                                                                       ----------------------------------------
                                                                               2000                  1999
                                                                       ------------------    ------------------
               Investment in affiliates                                          254,800                    --
               Tax credit carryforwards                                        1,479,100                    --
               Net operating loss                                             41,491,700             1,601,600
               Property, plant and equipment                                  (1,867,400)           (1,926,000)
                                                                       ------------------    ------------------
                                                                              47,032,200               447,000
               Valuation allowance                                           (47,032,200)             (447,000)
                                                                       ------------------    ------------------
                                                                          $           --        $           --
                                                                       ==================    ==================

      The valuation allowance for the years ended December 31, 2000 and 1999 is approximately $47 million and $447,000, respectively. The increase of approximately $46.6 million relates primarily to the current year net operating loss, including the tax benefit of non-qualified stock option exercises which are recorded as an adjustment to paid in capital. The deferred tax asset has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

      At December 31, 2000, the Company has unused Federal and State net operating loss carryforwards of approximately $103.4 million. The net operating loss carryforwards if unused will begin to expire during the year ended December 31, 2019.

      At December 31, 2000, the Company has unused Federal and State tax credit carryforwards of approximately $1,479,000. The Federal and State tax credit carryforwards if unused will begin to expire during the year ended December 31, 2019.

9.    Stockholders' Equity

      The Company has one class of common stock, par value $.01 per share. Each share of the Company's common stock is entitled to one vote on all matters submitted to stockholders. At the Company's inception, in exchange for EDC's initial cash contribution of $4,750,000, the Company issued 4,750,000 shares to EDC. MTI made noncash contributions of $4,750,000 consisting of in-process research and development ($4,042,640), and certain net assets, in exchange for 4,750,000 shares.

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

      In 1998, MTI purchased options for $191,250, which entitled MTI to acquire 2,250,000 shares by June, 1999 for $2,250,000. In accordance with the original joint venture agreement, MTI could earn noncash credits to be applied toward the purchase price of shares under option. MTI could earn these credits based on the Company obtaining certain defined levels of research contracts. In March

      1999, all parties to the agreement mutually agreed that MTI had earned $2,250,000 of noncash credit which was used to acquire 2,250,000 shares.

      Accordingly, these shares were issued in March 1999, a charge to operations of $2,250,000 was recorded under the caption "General and Administrative Expense - Noncash stock-based compensation," and $191,250 was returned to MTI in accordance with the terms of the option agreement.

      In January 1999, the Company entered into an agreement with MTI and EDC pursuant to which the Company had the right to require MTI and EDC to contribute $7.5 million each in 1999 and $15.0 million each in 2000 in exchange and for which each would receive common stock valued at $7.50 per share. The agreement also permitted MTI and EDC to contribute any funds not previously called by the Company on the termination date of the agreement (the earlier of December 31, 2000 or upon an initial public offering of the Company's shares at a price greater than $7.50 per share) in exchange for shares at a price of $7.50 per share.

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

      During 1999 MTI and EDC each purchased an additional 300,000 shares of common stock for $1.5 million each.

      In February 1999, two investors purchased 1,500,000 shares of common stock for $10.0 million. In addition, one of the investors received a warrant to purchase 400,000 shares at a price of $8.50 per share. These warrants were exercised at the time of the initial public offering.

      In April 1999 an investor purchased 299,850 shares of common stock for $2.0 million.

      In April 1999, an investor purchased 1,000,000 shares of common stock for $6.7 million. In connection with the purchase agreement, the investor is required to spend an aggregate of $840,000 for market research and related services on behalf of the Company. In the event such amounts are not expended by April, 2002 up to 111,851 of the previously issued shares may be returned to the Company. The Company will account for these services by recording a charge to earnings and a credit to paid in capital as these services are rendered. During 2000 all services were provided. Accordingly, the Company recorded a charge to operations and a credit to paid in capital of $840,000. Additionally, the investor received warrants to purchase an additional 350,000 shares of common stock at an exercise price of $8.50 per share. These warrants were exercised at the time of the initial public offering.

      During 2000, the Company recorded a noncash charge in the amount of $7.4 million related to stock-based compensation for the Company's former President and CEO. Additionally, the Company recorded $169,000 related to stock-based compensation.

10.   Employee Benefit Plans

      Stock Option Plans (the Plans):

      Effective July 1, 1997, the Company established a stock option plan to provide employees, consultants, and members of the Board of Directors the ability to acquire an ownership interest in the Company. Options for employees generally vest 20% per year and expire ten years after issuance. Options granted to members of the Board generally vest 50% upon grant and 25% per year thereafter. Options granted to consultants vest one-third on the expiration of the consultant's initial contract term, with an additional one-third vesting on each anniversary thereafter. At December 31, 2000, there were a total of 2,456,877 options granted and outstanding under this plan. Although no further options will be granted under this plan, the options previously granted will continue to vest in accordance with this plan and vested options will be exercisable for shares of common stock.

      In August 1999, the Board of Directors and stockholders adopted the 1999 Stock Option and Incentive Plan. At December 31, 2000 there were 2,622,573 options granted and outstanding, and an additional 1,506,059 options available to be issued under the plan. Additionally, the number of shares of common stock available for issuance under the plan will increase by the amount of any forfeitures under the 1999 Stock Option and Incentive Plan and under the 1997 Stock Option Plan. The number of shares of common stock under the plan will further increase January 1 and July 1 of each year by an amount equal to 16.4% of any net increase in the total number of shares of stock outstanding. The 1999 Stock Option and Incentive Plan permits the Company to: grant incentive stock options; grant non-qualified stock options; grant stock appreciation rights; issue or sell common stock with vesting or other restrictions, or without restrictions; grant rights to receive common stock in the future with or without vesting; grant common stock upon the attainment of specified performance goals; and grant dividend rights in respect of common stock.

      To date, options granted under the 1999 Stock Option and Incentive Plan have vesting provisions ranging from one year to five years in duration and expire ten years after issuance. These grants may be made to officers, employees, non-employee directors, consultants, advisors and other key persons of the Company.

      The following table summarizes information about the stock options outstanding under the Plans at December 31, 2000:

                         ----------------------------------------------
                                           Outstanding
                         ----------------------------------------------
                                                               Weighted
                                                Average         Average
                 Exercise                     Remaining        Exercise
              Price Range         Shares           Life           Price
      -----------------------------------------------------------------

         $           1.00      1,095,430            7.1      $     1.00
                     5.00        362,927            8.0            5.00
                     6.67        502,480            8.3            6.67
             9.44 - 11.00        492,950            8.6           10.87
            11.19 - 15.00      1,057,590            8.9           15.20
            16.00 - 19.25        316,163            9.8           19.12
            20.56 - 49.88        127,300            9.5           41.66
            50.06 - 76.19        179,550            9.4           59.49
            81.31 - 96.81        831,960            9.1           84.23
          106.75 - 140.00        113,100            9.2          114.46
                         ---------------
                               5,079,450            9.1      $    25.53
                         ===============

      The following table summarizes activity under the Plans:

                                                                Weighted
                                                                 Average
                                      Number of Shares    Exercise Price
      Option Activity                Subject to Option         per Share
                                     -----------------------------------

      Balance January 1, 1998                1,114,000         $    1.00

      Granted at fair value                    460,650              3.09
      Granted below fair value                 197,000              1.00
      Forfeited or terminated                  (96,450)             1.03
                                     -----------------

      Balance December 31, 1998              1,675,200              1.57

      Granted at fair value                  2,047,039              9.39
      Forfeited or terminated                  (17,396)             7.24
      Exercised                                (24,128)             1.74
                                     -----------------

      Balance December 31, 1999              3,680,715              5.90

      Granted at fair value                  2,488,813             49.73
      Forfeited or terminated                 (457,700)             6.00
      Exercised                               (632,378)            26.24
                                     -----------------

      Balance December 31, 2000              5,079,450             25.53
                                     =================

      At December 31, 2000, 1,506,059 shares of common stock were reserved for issuance under future stock option exercises.

      Accounting for Stock-Based Compensation:

      The per share weighted average fair value of the options granted during 2000, 1999 and 1998 was $41.65, $7.19 and $0.58, respectively, using the minimum value method of valuing stock options, for the options granted prior to the Company's initial public offering and the Black-Scholes pricing model subsequent to the offering.

      The dividend yield was assumed to be zero for all periods. The risk free interest rate ranged from 5.0% to 6.7% in 2000, 5.1% to 6.3% in 1999 and 4.5% to 5.6% in 1998. An expected life of 5 years was assumed for each year. Expected volatility of 127% in 2000 and 114% in 1999 was used in determining fair value under the Black-Scholes pricing model and was excluded using the minimum value method.

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

                                                             Year Ended
                                    -------------------------------------------------------------
                                      December 31, 2000    December 31, 1999    December 31, 1998
                                    -------------------    -----------------    -----------------
       Net loss, as reported          $     (86,241,899)   $     (33,469,312)   $      (9,615,963)

       Proforma net loss                   (122,667,062)         (34,716,991)          (9,775,441)

       Proforma loss per
       share, basic and
       diluted                        $           (2.83)   $           (1.32)   $           (0.72)

      During 1998, the Company awarded 197,000 options to key employees for which issuance was contingent upon the attainment of specified performance objectives. Of those awarded, 87,500 have been forfeited prior to becoming fully vested. The Company recorded a charge to operations for the difference between the exercise price and the fair value of the options at the measurement date in the amount of $168,740, $126,800 and $212,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, in 1999 the Company modified the terms of certain options, and the impact of this modification resulted in a charge to operations of $835,000.

      1999 Employee Stock Purchase Plan:

      In 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the
      Plan) under which employees will be eligible to purchase shares of the Company's common stock at a discount through periodic payroll deductions. The Plan is intended to meet the requirements of Section 423 of the Internal Revenue Code. After the initial period, purchases will occur at the end of six month offering periods at a purchase price equal to 85% of the market value of the Company's common stock at either the beginning of the offering period or the end of the offering period, whichever is lower. The first offering period under the plan began on July 1, 2000 and ended on December 31, 2000. Participants may elect to have from 1% to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $12,500 within any offering period. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan. As of December 31, 2000, the Company has issued 32,717 shares under the Plan.

      401(k) Savings & Retirement Plan:

      The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 15% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are vested in the Company's matching contribution based on the years of service completed. Participants are fully vested upon completion of four years of service. The Company's expense for this plan was $517,000, $224,000 and $95,000 for years ended December 31, 2000,
      1999 and 1998, respectively.

11.   Related Party Transactions

      On June 27, 1997, the Company entered into a distribution agreement with the EDC. Under the agreement, EDC was appointed the Company's exclusive independent distributor in Michigan, Ohio, Indiana and Illinois to promote and assist in the sale of products developed by the Company, subject to certain terms and conditions.

      On June 27, 1997, the Company entered into a management services agreement with MTI to obtain certain services and lease certain facilities for a period of one year. At the expiration of this agreement, the Company extended the existing facilities lease through September 30, 1998. In June 1998, the Company entered into a new facilities lease which commenced on October 1, 1998, and had a term of ten years with an option for an additional five years. Rental expense was $231,000 and $378,000 for the years ended December 31, 1999 and 1998, respectively. As part of the new facilities lease, MTI agreed to reimburse the Company up to $2.0 million for improvements made to the Company's facilities. This lease and the management agreement with MTI have been terminated.

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

12.   Investment in Affiliates

      In February 1999, the Company entered into an agreement with GE MicroGen, Inc. (formerly GE On-Site Power, Inc.), a wholly owned subsidiary of General Electric Co., to create GE Fuel Cell Systems, L.L.C. (GEFCS) a limited liability company created to market and distribute fuel cell systems world-wide. GE MicroGen, Inc. owns 75% of GEFCS and the Company owns 25% of GEFCS. The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption "Equity in losses of affiliates." GEFCS had revenues (fee income) of approximately $1.4 million for the year ended December 31, 2000 and an operating and net loss of approximately $2.3 million for the year ended December 31, 2000. In connection with the formation of GEFCS, we issued 2,250,000 shares of our common stock to GE MicroGen. As of the date of issuance of such shares, we capitalized $11.3 million, the fair value of the shares issued, under the balance sheet caption "Investment in affiliates". The difference between the amount capitalized and the amount of the underlying equity in net assets of GEFCS is being amortized on a straight line basis over a ten year period. For the years ended December 31, 2000 and 1999, equity in losses of affiliates was $1,690,146 and $1,471,750 including goodwill amortization of $1,125,000 and $1,031,250, respectively.

      As part of the agreement, the Company will work closely with General Electric's Corporate Research and Development Center for product development and manufacturing support. GEFCS will market, sell, install and service fuel cells systems, designed and manufactured by the Company, world-wide (with the exception of EDC's exclusive four state territory of Michigan, Ohio, Indiana and Illinois) for residential and small business power applications up to 35kW. During 2000, the Company completed an amendment to its distribution agreement with GEFCS that defines product specifications and delivery schedules for pre-commercial and commercial model introductions. The new agreement allows General Electric to extend the existing 10-year agreement by an additional 5 years.

      The Company has agreed to purchase at least $7.5 million of technical support services over the next two years.

      In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Incorporated (AEI), (formerly Advanced Energy Systems, Inc.), in exchange for a combination of $1.5 million cash and Plug Power common stock valued at approximately $828,000. The Company accounts for its interest in AEI on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. For the year ended December 31, 2000, AEI had sales of approximately $2.1 million and an operating and net loss of approximately $692,000. For this same period, the Company has recorded equity in losses of affiliate of approximately $637,070 including goodwill amortization of $443,194 representing amortization of the difference between the amount capitalized and the amount of the underlying equity in net assets of AEI.

13.   Commitments and Contingencies

      Litigation:

      The Company has disclosed on a Form 8-K filed January 25, 2000, with the Securities and Exchange Commission, that a legal complaint was filed against the Company, The Detroit Edison Company and EDC alleging the entities misappropriated business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT, Inc. The Company believes that the allegations in the complaint are without merit and is vigorously contesting the litigation. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of this action.

      On or about September 14, 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that the Company and various of its officers and directors violated certain federal securities laws by failing to disclose certain information concerning its products and future prospects. The action was brought on behalf of a class of purchasers of the Company's stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553(ERK)(RML). By order dated January 25, 2001, the Court appointed lead plaintiffs and lead plaintiffs' counsel. Subsequently, the plaintiffs served a consolidated amended complaint. The consolidated amended complaint extends the class period to begin on October 29, 1999, and alleges claims under Sectons 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the Securities & Exchange Commission, 17 C.F.R. 240 10b-5. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of the Company's technology in a registration statement and proxy statement issued in connection with the Company's initial public offering and in subsequent press releases. The Company believes that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity, however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

      Alliances and development agreements:

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

      The in-process research and development was valued using an income approach which reflects the present value of future avoided costs the Company estimates it would otherwise have spent if it were to acquire the exclusive rights to this technology, for its remaining useful life, from another entity. The Company then discounted the net avoided cost using a 40% discount rate which the Company believes to be consistent with the risk associated this early stage technology. This amount was further adjusted to reflect the technology's stage of completion, of approximately 30%, in order to reflect the value of the in-process research and development attributable to the efforts of the seller up to the date of the transaction. Fixed assets were capitalized at their fair value and will be depreciated over their useful life. In connection with the transaction, the Company acquired the services of employees experienced in the fuel cell industry. Accordingly, the Company has capitalized the estimated cost savings associated with recruiting, relocating and training a similar workforce. The remaining $9,267,000 was capitalized as an intangible asset. This amount together with the value attributable to the trained workforce has been capitalized and is being amortized over 36 months. Through December 31, 2000, the Company has expensed $2.8 million related to amortization of the intangible asset and the trained workforce.

      Vaillant: In March 2000, the Company finalized a development agreement with Vaillant Gmbh of Remscheid, Germany (Vaillant), one of Europe's leading heating appliance manufacturers, to develop a combination furnace, hot water heater and fuel cell system that will provide both heat and electricity for the home. Under the agreement, Vaillant will obtain fuel cells and gas-processing components from GEFCS and then produce the fuel cell heating appliances for its customers in Germany, Austria, Switzerland and the Netherlands.

      Celanese: In April, 2000, the Company finalized a joint development agreement with Celanese GmbH (formerly AXIVA GmbH), to develop a high temperature membrane electrode unit (MEU). Under the agreement, Plug Power and Celanese will exclusively work together on the development of a high temperature MEU for Plug Power's stationary fuel cell system applications. As part of the agreement Plug Power will contribute an estimated $4.1 million (not to exceed $4.5 million) to fund its share of the development efforts over the next twelve months. As of December 31, 2000, the Company has contributed $1.5 million under the terms of the agreement. In connection with the transaction, the Company has recorded $1.5 million under the balance sheet caption "Prepaid development costs." Through December 31, 2000, the Company has expensed $1.1 million of such costs.

      Engelhard: In June 2000, the Company finalized a joint development agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of the Company's fuel processor - the front end of the fuel cell system. As part of the agreement, over the next three years, the Company will contribute $10 million to fund Engelhard's development efforts and Engelhard will purchase $10 million of the Company's common stock. The agreements also specify rights and obligations for Engelhard to supply product to the Company over the next 10 years.

      As of December 31, 2000, the Company has contributed $5 million under the terms of the agreement while Engelhard has purchased $5 million of common stock. In connection with the transaction, the Company has recorded $5 million under the balance sheet caption "Prepaid development costs" and through December 31, 2000, the Company has expensed $820,000 of such costs.

      Concentrations of credit risk:

      The Company has cash deposits in excess of federally insured limits. The amount of such deposits is approximately $10.2 million at December 31, 2000.

      Capital leases:

      The Company leases certain equipment under capital lease transactions with an original cost of $261,168, which had a net book value at December 31, 2000 and 1999 of $135,830 and $195,205 respectively, and which is included in machinery and equipment.

      Future minimum non-cancelable lease payments are as follows:

         2001                                        $   94,280

         2002                                            26,763

         2003                                             4,921
                                                     -------------
                                                        125,964

         Less amounts representing interest              (8,417)
                                                     -------------
                                                     $  117,547
                                                     =============

      Employment Agreements:

      The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

14.   Quarterly Financial Data
        (Unaudited)

                               --------------------------------------------------------------------------------
                                                                Quarters Ended*
                               --------------------------------------------------------------------------------
                               December 31,      March 31,     June 30,         September 30,      December 31,
                                   1999            2000          2000               2000               2000
                               ------------     ----------    ---------         -------------      ------------

Contract revenue                 $  4,299       $   2,933     $   2,418           $   1,548          $   1,479
Loss on contracts                  (1,349)           (966)       (1,074)             (1,074)            (1,143)
Net loss                           (8,602)        (17,246)      (18,033)            (28,650)           (22,313)
Loss per share:
        Basic and diluted           (0.23)          (0.40)        (0.42)              (0.66)             (0.51)

* since the Company's initial public offering on November 3, 1999
                                                                            F-20