Form 10-Q
period 2001-03-31
PLUG POWER INC
filed 2001-05-11
CIK 1093691

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q


X -  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes ___   No ___

The number of shares of common stock outstanding as of April 30, 2001 was 44,013,057 with a par value of $.01 per share.

                        Plug Power Inc. and Subsidiary


                              INDEX to FORM 10-Q

                                                                         Page
PART I.      FINANCIAL INFORMATION

  Item 1 - Financial Statements

       Condensed Consolidated Balance Sheets - March 31, 2001
          and December 31, 2000                                           3

       Condensed Consolidated Statements of Operations - Three Month
          Periods ended March 31, 2001 and March 31, 2000
          and Cumulative Amounts from Inception                           4

       Condensed Consolidated Statements of Cash Flows - Three Month
          Periods ended March 31, 2001 and March 31, 2000 and
          Cumulative Amounts from Inception                               5

       Notes to Condensed Consolidated Financial Statements             6 - 8

  Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations                              9 - 12

PART II.   OTHER INFORMATION

  Item 1 - Legal Proceedings                                              13

  Item 4 - Submission of Matters to a Vote of Security Holders            13

  Item 6 - Exhibits and Reports on Form 8-K                            13 - 16

  Signature                                                               17

                        Plug Power Inc. and Subsidiary
                       (A Development Stage Enterprise)

                     Condensed Consolidated Balance Sheets

                                                                 (Unaudited)
                        Assets                                  March 31, 2001      December 31, 2000
                                                               ----------------     -----------------
Current assets:
   Cash and cash equivalents                                     $  44,683,614        $  58,511,563
   Restricted cash                                                     290,000              290,000
   Marketable securities                                            25,190,013           28,221,852
   Accounts receivable                                               1,184,300            1,415,049
   Inventory                                                         2,406,129            2,168,006
   Prepaid development costs                                         1,666,668            2,041,668
   Other current assets                                                640,551              694,178
                                                                 -------------        -------------

       Total current assets                                         76,061,275           93,342,316

Restricted cash                                                      5,310,274            5,310,274
Property, plant and equipment, net                                  32,629,807           32,290,492
Intangible assets                                                    5,987,834            6,827,066
Investment in affiliates                                             9,132,771            9,778,784
Prepaid development costs                                              825,760            2,513,093
Other assets                                                           767,193              767,193
                                                                 -------------        -------------

       Total assets                                              $ 130,714,914        $ 150,829,218
                                                                 =============        =============

               Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                              $   2,950,546        $   3,479,031
   Acrrued expenses                                                  4,964,882            5,934,529
   Deferred grant revenue                                              200,000              200,000
   Current portion of capital lease obligation
     and long-term debt                                                367,087              377,201
                                                                 -------------        -------------

       Total current liabilities                                     8,482,515            9,990,761


   Long-term debt                                                    5,310,274            5,310,274
   Deferred grant revenue                                              550,000              600,000
   Capital lease obligation                                             14,081               30,346
   Other liabilities                                                   767,193              767,193
                                                                 -------------        -------------

       Total liabilities                                            15,124,063           16,698,574
                                                                 -------------        -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value per share; 5,000,000
     shares authorized; none issued and outstanding                          -                    -

   Common stock, $0.01 par value per share;
     245,000,000 shares authorized at March 31, 2001 and
     245,000,000 shares authorized at December 31, 2000;
     43,981,427 shares issued and outstanding, March 31,
     2001 and 43,795,513 shares issued and outstanding
     December 31, 2000                                                 439,814              437,955

   Paid-in capital                                                 269,396,074          268,923,203
   Deficit accumulated during the development stage               (154,245,037)        (135,230,514)
                                                                 -------------        -------------
       Total stockholders' equity                                  115,590,851          134,130,644
                                                                 -------------        -------------

       Total liabilities and stockholders' equity                $ 130,714,914        $ 150,829,218
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

                        Plug Power Inc. and Subsidiary
                       (A Development Stage Enterprise)

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                  Three months ended March 31,           Cumulative
                                                ---------------------------------
                                                                                        Amounts from
                                                      2001              2000              Inception
                                                ---------------    --------------      ---------------
Contract revenue                                $     1,027,249    $    2,932,793      $    28,140,363
Cost of contract revenue                              1,970,798         3,898,747           40,614,360
                                                ---------------    --------------      ---------------

Loss on contracts                                      (943,549)         (965,954)         (12,473,997)

In-process research and development                           -         4,984,000            9,026,640
Research and development expense:
  Noncash stock-based compensation                            -                 -              247,782
  Other research and development                     16,750,293        11,444,172          108,846,659
General and administrative expense:
  Noncash stock-based compensation                            -            31,700           11,035,873
  Other general and administrative                    1,889,537         1,524,730           20,332,953
Interest expense                                         77,925            95,470              630,507
                                                ---------------    --------------      ---------------

     Operating loss                                 (19,661,304)      (19,046,026)        (162,594,411)

Interest income                                       1,292,794         2,308,166           12,794,353
                                                ---------------    --------------      ---------------

  Loss before equity in losses of affiliates        (18,368,510)      (16,737,860)        (149,800,058)

Equity in losses of affiliates                         (646,013)         (508,000)          (4,444,979)
                                                ---------------    --------------      ---------------

  Net loss                                      $   (19,014,523)   $  (17,245,860)     $  (154,245,037)
                                                ===============    ==============      ===============

Loss per share:
  Basic and diluted                             $         (0.43)   $        (0.40)
                                                ===============    ==============

Weighted average number of common
shares outstanding                                   43,919,731        42,956,186
                                                ===============    ==============

        The accompanying notes are an integral part of the consolidated financial statements.

                        Plug Power Inc. and Subsidiary
                       (A Development Stage Enterprise)

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                           Three months ended March 31,             Cumulative
                                                                      ------------------------------------
                                                                                                                   Amounts from
                                                                           2001                  2000                Inception
                                                                      -------------         --------------        ---------------
 Cash Flows From Operating Activities:

    Net loss                                                           (19,014,523)         $ (17,245,860)        $ (154,245,037)

    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                     1,019,128                870,000              6,095,982
       Equity in losses of affiliates                                      646,013                508,000              4,444,979
       Amortization of intangible asset                                    839,232                601,500              3,636,666
       Amortization of deferred grant revenue                              (50,000)               (50,000)              (250,000)
       In-kind services                                                          -                      -              1,340,000
       Stock based compensation                                                  -                285,624             11,537,579
       Amortization of deferred rent                                             -                      -                150,000
       Write-off of deferred rent                                                -                      -              1,850,000
       In-process research and development                                       -                                     4,042,640

        Changes in assets and liabilities:
           Accounts receivable                                             230,749                (90,888)            (1,184,300)
           Inventory                                                      (238,123)            (1,022,561)            (2,406,129)
           Prepaid development costs                                     2,062,333                                     2,507,572
           Due from investor                                                     -                      -                286,492
           Other assets                                                     53,627                (78,094)              (343,637)
           Accounts payable and accrued expenses                        (1,498,132)              (237,704)             7,867,320
           Deferred grant revenue                                                -                      -              1,000,000
           Due to investor                                                       -                      -               (286,492)
                                                                      ------------          -------------         --------------
                 Net cash used in operating activities                 (15,949,696)           (16,459,983)          (113,956,365)
                                                                      ------------          -------------         --------------


 Cash Flows From Investing Activities:

    Purchase of property, plant and equipment                           (1,358,443)            (3,658,288)           (26,873,011)
    Purchase of intangible assets                                                -             (9,624,500)            (9,624,500)
    Investment in affiliate                                                      -             (1,500,000)            (1,500,000)
    Marketable securities                                                3,031,839                      -            (25,190,013)
                                                                      ------------          -------------         --------------
              Cash provided by (used in) investing activities            1,673,396            (14,782,788)           (63,187,524)
                                                                      ------------          -------------         --------------

 Cash Flows From Financing Activities:

         Proceeds from issuance of common stock                                  -                      -            130,742,782
         Proceeds from initial public offering, net                              -                      -             94,611,455
         Stock issuance costs                                                    -                      -             (1,639,577)
         Proceeds from stock option exercises                              474,730                657,590              4,718,117
         Cash placed in escrow                                                   -                      -             (5,875,274)
         Principal payments on capital lease obligations                   (26,379)               (25,155)              (170,000)
         Principal payments on long-term debt                                    -                      -               (560,000)
                                                                      ------------          -------------         --------------
              Net cash provided by financing activities                    448,351                632,435            221,827,503
                                                                      ------------          -------------         --------------


 (Decrease) increase in cash and cash equivalents                      (13,827,949)           (30,610,336)            44,683,614

 Cash and cash equivalents, beginning of period                         58,511,563            171,496,286                      -
                                                                      ------------          -------------         --------------
 Cash and cash equivalents, end of period                             $ 44,683,614          $ 140,885,950         $   44,683,614
                                                                      ============          =============         ==============

The accompanying notes are an integral part of the consolidated financial statements.

                        Plug Power Inc. and Subsidiary
                       (A Development Stage Enterprise)

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


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

3.  Basis of Presentation

    The condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000.

    Marketable Securities: Marketable securities includes investments in corporate debt securities which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities would be reflected in other comprehensive income and as a separate component of stockholders' equity. There was no significant difference between cost and fair value of these investments at March 31, 2001.

    Recent Accounting Pronouncements: In June 1998, and June 1999 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-

    Deferral of the Effective Date of SFAS No. 133." These statements (as amended by SFAS No. 138) establish accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 on its effective date January 1, 2001 and such adoption did not have a material effect on the Company's financial position, results of operations, or cash flows.

4.  Loss Per Share

    Loss per share for the Company is as follows:

                                                       Three months ended
                                               ---------------------------------
                                               March 31, 2001     March 31, 2000
                                               --------------     --------------
          Numerator:
             Net loss                          $  (19,014,523)    $ (17,245,860)
         Denominator:
             Weighted average number
                of common shares outstanding       43,919,731        42,956,186

    No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. The calculation also excludes 111,851 contingently returnable shares in 2000.

5.  Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." No benefit for federal or state income taxes has been reported in these condensed consolidated statements of operations as they have been offset by a full valuation allowance.

6.  Investments in Affiliates

    In February 1999, the Company entered into an agreement with GE MicroGen, Inc. (formerly GE On-Site Power, Inc.) a wholly owned subsidiary of General Electric Co. to create GE Fuel Cell Systems, L.L.C. (GEFCS) a limited liability company created to market and distribute fuel cell systems world-wide. GE MicroGen owns 75% of GEFCS and the Company owns 25% of GEFCS. The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption "Equity in losses of affiliates." During the three months ended March 31, 2001, GEFCS had an operating and net loss of approximately $637,000. For this same period, the Company has recorded equity in losses of this affiliate of approximately $441,000, including goodwill amortization of $281,000.

    In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Incorporated (AEI), (formerly Advanced Energy Systems, Inc.) in exchange for a combination of $1.5 million cash and Plug Power common stock valued at approximately $828,000. The Company accounts for its interest in AEI on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. During the three months ended March 31, 2001, AEI had sales of approximately $369,000 and an operating and net loss of approximately $206,000. For this same period, the Company has recorded equity in losses of this affiliate of approximately $205,000, including goodwill amortization of $148,000.

7.  Stockholders' Equity

    Changes in stockholders' equity for the three months ended March 31, 2001 is as follows:

                                                                                               Deficit
                                                                                             Accumulated          Total
                                     Common stock                                            During the       Stockholders'
                                                                           Additional        Development          Equity
                                         Shares            Amount        Paid-in Capital        Stage
                                   -----------------------------------------------------------------------------------------
      Balance, January 1, 2001            43,795,513      $ 437,955      $268,923,203       $(135,230,514)     $134,130,644
      Stock option exercises                 185,914          1,859           472,871                               474,730
      Net loss                                                                                (19,014,523)      (19,014,523)
                                   ----------------------------------------------------------------------------------------
      Balance, March 31, 2001             43,981,427      $ 439,814      $269,396,074       $(154,245,037)     $115,590,851
                                   ========================================================================================

8.  Commitments and Contingencies

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

                    MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto included within this report, and our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000.

Overview

We are a designer and developer of on-site, energy generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications. Plug Power was formed in 1997, as a joint venture between Edison Development Corporation (EDC), a DTE Energy Company and Mechanical Technology Incorporated
(MTI). We intend to manufacture residential and commercial stationary fuel cell systems.

In February 1999, we entered into an agreement with GE MicroGen (formerly GE On-Site Power) to create GE Fuel Cell Systems, LLC (GEFCS), a joint venture owned 75% by GE MicroGen and 25% by Plug Power, which is dedicated to marketing, selling, installing and servicing our fuel cell systems. Plug Power will serve as GEFCS' exclusive worldwide supplier of PEM fuel cell systems under 35kW designed for residential and small commercial stationary applications. GEFCS will have the exclusive worldwide rights to market, distribute, install and service our systems (other than in the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies (DTE) will be our exclusive distributor). Under this arrangement, we will sell our systems directly to GEFCS, which, in turn, will identify qualified resellers who can distribute and service these systems. Plug Power systems sold through GEFCS will be co-branded with both the General Electric and Plug Power names and trademarks, and may also carry the brand of the local reseller.

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

Our initial commercial product is expected to be a fully integrated, 60 Hz grid-parallel unit that will operate on natural gas. It is expected to be commercially available, in limited numbers, in the second half of 2001, and will be marketed to a select number of managed customers, including utilities, government entities and our distribution partners, GE MicroGen and DTE. This initial product will be a limited edition commercial fuel cell system that is intended to offer complimentary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation.

Since inception, we have devoted substantially all of our resources toward the development of the PEM fuel cell systems and have derived substantially all of our revenue from government research and development contracts. Through March 31, 2001, our stockholders in the aggregate have contributed $228.4 million in cash, including $93.0 million in net proceeds from our initial public offering of common stock, which closed on November 3, 1999 and $32.4 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and a 25% interest in GE Fuel Cell Systems.

From inception through March 31, 2001, we have incurred losses of $154.2 million and expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install for internal and external testing, the related service requirements necessary to monitor those systems and potential design changes required as a result of field testing. There can be no assurance that we will manufacture or sell residential fuel cell systems successfully or achieve or sustain product revenues or profitability.

Results of Operations

Comparison of the Three Months Ended March 31, 2001 and March 31, 2000.
------------------------------------------------------------------------

Revenues. Total revenues for the first quarter ended March 31, 2001 were $1.0 million as compared to $2.9 million for the first quarter ended March 31, 2000. The decrease is primarily the result of reduced government contract activity with the U.S. Department of Energy, as we complete our largest contract with them. Our revenues since inception have been derived primarily from cost reimbursement government contracts relating to the development of PEM fuel cell technology and contract revenue generated from the delivery of PEM fuel cells and related engineering and testing support services for other customers.

Our government contracts provide for the partial recovery of direct and indirect costs from the specified government agency, generally requiring us to absorb from 25% to 50% of contract costs incurred. As a result of our cost sharing requirements we will report losses on these contracts as well as any future government contracts awarded.

Cost of revenues. Cost of contract revenue includes compensation and benefits for the engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific government contracts. Cost of contract revenue was $2.0 million for the three months ended March 31, 2001, as compared to $3.9 million for the same period last year. The decrease in contract costs was related to reduced government contract activity. The result was a loss on contracts of $944,000 for the three months ended March 31, 2001 compared to a loss on contracts of $966,000 for the same period last year.

Research and Development. Research and development expense includes compensation and benefits for the engineering and related staff, expenses for contract engineers, materials to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used, facility related costs, such as computer and network services and other general overhead costs. Research and development expenses increased to $16.8 million for the three months ended March 31, 2001 from $16.4 million for the three months ended March 31, 2000.

The amount in 2000 includes a one-time charge of $5.0 million related to the write off of in-process research and development expenses related to our acquisition of intellectual property in the first quarter of

2000. Excluding the write off, research and development expenses increased by $5.3 million which is the result of increased research and development activities related to getting our first commercial product to the marketplace during the second half of 2001.

General and Administrative. General and administrative expense includes compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, business development, information and legal services. General and administrative expenses increased slightly to $1.9 million for the three months ended March 31, 2001 from $1.6 million for the three months ended March 31, 2000, due to higher general expenses in support of operations.

Interest Expense. Interest expense includes interest on a long-term obligation related to a real estate purchase agreement with MTI in June, 1999, and interest paid on capital lease obligations. Interest expense was of $78,000 for the three months ended March 31, 2001.

Interest Income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities decreased to $1.3 million for the three months ended March 31, 2001 from $2.3 million for the same period last year.

Equity in losses of affiliates. Equity in losses of affiliates, representing our minority interest in GE Fuel Cell Systems and Advanced Energy Incorporated, increased to $646,000 for the three months ended March 31, 2001, from $508,000 last year. For the current quarter we have recorded losses of $646,000 including our proportionate share of the losses of GE Fuel Cell Systems and Advanced Energy Incorporated, both of which are accounted for under the equity method of accounting, in the amount of $217,000 and goodwill amortization of our original investments in those entities of $429,000.

Income Taxes. No benefit for federal and state income taxes has been reported in the financial statements because the deferred tax asset generated from our net operating losses has been offset by a full valuation allowance.

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

We have financed our operations through March 31, 2001, primarily from the sale of equity, which has provided cash in the amount of $228.4 million. As of March 31, 2001, we had cash, cash equivalents and marketable securities totaling $69.9 million and working capital was approximately $67.6 million. As a result of our purchase of real estate from Mechanical Technology, we have escrowed $5.6 million in cash to collateralize the debt assumed on the purchase. Since inception, net cash used in operating activities has been $114.0 million and cash used in investing activities has been $63.2 million.

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

     Exhibit No. and Description
     ----------------------------

     2.1 Agreement and Plan of Merger by and between Plug Power and Plug Power, LLC, a Delaware limited liability company, dated as of October 7, 1999. (1)

     3.1 Amended and Restated Certificate of Incorporation of Plug Power. (2)

     3.2 Amended and Restated By-laws of Plug Power. (2)

     3.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power. (3)

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

     10.37 Registration Rights Agreement to be entered into by Plug Power, L.L.C. and GE On-Site Power, Inc. (2)

     10.38 Agreement dated September 11, 2000, between Plug Power Inc. and Gary Mittleman. (3)

     10.39 Amendment No. 1 to Distributor Agreement dated February 2, 1999, between GE Fuel Cell Systems L.L.C. and Plug Power Inc. (3)

     10.40 Amendment to Distributor Agreement dated February 2, 1999, made as of July 31, 2000, between GE Fuel Cell Systems L.L.C. and Plug Power Inc. (3)

     10.41 Agreement, dated as of December 15, 2000, between Plug Power Inc. and Roger Saillant. (3)

     10.42 Agreement dated February 13, 2001, between Plug Power Inc. and William H. Largent. (3)

     10.43 Amendment dated September 19, 2000 to agreement, dated as of August 6, 1999, between Plug Power Inc. and Gregory A. Silvestri. (3)

     10.44 Joint Development Agreement, dated as of June 2, 2000, between Plug Power Inc. and Engelhard Corporation. (3)


     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-86089).
     (2) Incorporated by reference to the Company's Form 10-K for the period ending December 31, 1999.
     (3) Incorporated by reference to the Company's Form 10-K for the period ending December 31, 2000.

B)  Reports on Form 8-K.

     None.

Signature
__________

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PLUG POWER INC.


Date:  May 11, 2001                    by: /s/ Roger Saillant
                                       ----------------------
                                           Roger Saillant
                                       Chief Executive Officer


                                       by: /s/ David Neumann
                                       ---------------------
                                           David Neumann
                                       Chief Financial Officer