Form 10-Q
period 2001-06-30
PLUG POWER INC
filed 2001-08-13
CIK 1093691

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q



X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       ---
The number of shares of common stock outstanding as of July 31, 2001 was 50,069,305 with a par value of $.01 per share.

                                PLUG POWER INC.

                              INDEX to FORM 10-Q

PART I.   FINANCIAL INFORMATION                                                           Page
  Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 2001
            and December 31, 2000                                                           3

         Condensed Consolidated Statements of Operations - Three Month
            and Six Month Periods ended June 30, 2001 and June 30, 2000
            and Cumulative Amounts from Inception                                           4

         Condensed Consolidated Statements of Cash Flows - Six Month
            Periods ended June 30, 2001 and June 30, 2000 and
            Cumulative Amounts from Inception                                               5

         Notes to Condensed Consolidated Financial Statements                             6 - 9

  Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                              9 - 17

PART II.  OTHER INFORMATION

  Item 1 - Legal Proceedings                                                                18

  Item 4 - Submission of Matters to a Vote of Security Holders                              18

  Item 6 - Exhibits and Reports on Form 8-K                                               18 - 21

  Signature                                                                                 21

                        Plug Power Inc. and Subsidiary
                       (A Development Stage Enterprise)

                     Condensed Consolidated Balance Sheets


                                                                                             (Unaudited)
                       Assets                                        December 31, 2000      June 30, 2001
                                                                    -------------------  -------------------
Current assets:
      Cash and cash equivalents                                       $    58,511,563     $    35,118,449
      Restricted cash                                                         290,000             290,000
      Marketable securities                                                28,221,852          19,967,447
      Accounts receivable                                                   1,415,049           1,625,873
      Inventory                                                             2,168,006           3,690,358
      Prepaid development costs                                             2,041,668           3,672,475
      Other current assets                                                    694,178             419,417
                                                                    -------------------  -------------------

         Total current assets                                              93,342,316          64,784,019

 Restricted cash                                                            5,310,274           5,310,274
 Property, plant and equipment, net                                        32,290,492          32,335,080
 Intangible asset                                                           6,827,066           5,148,602
 Investment in affiliates                                                   9,778,784           8,139,135
 Prepaid development costs                                                  2,513,093                   -
 Other assets                                                                 767,193             683,624
                                                                    -------------------  -------------------

            Total assets                                              $   150,829,218     $   116,400,734
                                                                    ===================  ===================


                      Liabilities and Stockholders' Equity
 Current liabilities:
      Accounts payable                                                $     3,479,031     $     2,978,004
      Accrued expenses                                                      5,934,529           3,614,993
      Deferred grant revenue                                                  200,000             200,000
      Current portion of capital lease obligation
         and long-term debt                                                   377,201             354,646
                                                                    -------------------  -------------------

             Total current liabilities                                      9,990,761           7,147,643


      Long-term debt                                                        5,310,274           5,310,274
      Deferred grant revenue                                                  600,000             500,000
      Capital lease obligation                                                 30,346              10,466
      Other liabilities                                                       767,193             767,193
                                                                    -------------------  -------------------

             Total liabilities                                             16,698,574          13,735,576
                                                                    -------------------  -------------------

 Commitments and contingencies

 Stockholders' equity:
      Preferred stock, $0.01 par value per share; 5,000,000
         shares authorized; none issued and outstanding
                                                                                    -                   -

      Common stock, $0.01 par value per share;
         245,000,000 shares authorized at June 30, 2001 and
         245,000,000 shares authorized at December 31, 2000;
         44,564,813 shares issued and outstanding, June 30,
         2001 and 43,795,513 shares issued and outstanding
         December 31, 2000                                                    437,955             445,648

      Paid-in capital                                                     268,923,203         274,784,228
      Deficit accumulated during the development stage                   (135,230,514)       (172,564,718)
                                                                    -------------------  -------------------

             Total stockholders' equity                                   134,130,644         102,665,158
                                                                    -------------------  -------------------

             Total liabilities and stockholders' equity               $   150,829,218     $   116,400,734
                                                                    ===================  ===================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Plug Power Inc. and Subsidiary
                       (A Development Stage Enterprise)

                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                               Three months ended June 30,          Six months ended June 30,          Cumulative
                                            -------------------------------     -------------------------------       Amounts from
                                                 2000              2001              2000             2001             Inception
                                            --------------    -------------     --------------   --------------     --------------
Contract revenue                            $    2,417,764    $    1,289,077    $    5,350,557   $    2,316,326     $   29,429,440
Cost of contract revenue                         3,491,553         2,198,345         7,390,300        4,169,143         42,812,705
                                            --------------    --------------    --------------   --------------     --------------
Loss on contracts                               (1,073,789)         (909,268)       (2,039,743)      (1,852,817)       (13,383,265)

In-process research and development                      -                 -         4,984,000                -          9,026,640

Research and development expense:
     Noncash stock-based compensation                    -           375,000                 -          375,000            622,782
     Other research and development             16,932,662        14,870,054        28,376,834       31,620,347        123,716,713
General and administrative expense:
     Noncash stock-based compensation               31,700           311,000            63,400          311,000         11,346,873
     Other general and administrative            1,664,870         1,627,616         3,189,600        3,517,153         21,960,569
Interest expense                                    59,145            76,278           154,615          154,203            706,785
                                            --------------    --------------    --------------   --------------     --------------
      Operating loss                           (19,762,166)      (18,169,216)      (38,808,192)     (37,830,520)      (180,763,627)

Interest income                                  2,184,312           843,171         4,492,478        2,135,965         13,637,524
                                            --------------    --------------    --------------   --------------     --------------
      Loss before equity in losses of
       affiliates                              (17,577,854)      (17,326,045)      (34,315,714)     (35,694,555)      (167,126,103)

Equity in losses of affiliates                    (455,304)         (993,636)         (963,304)      (1,639,649)        (5,438,615)
                                            --------------    --------------    --------------   --------------     --------------
      Net loss                              $  (18,033,158)   $  (18,319,681)   $  (35,279,018)  $  (37,334,204)    $ (172,564,718)
                                            ==============    ==============    ==============   ==============     ==============
Loss per share:
      Basic and diluted                     $        (0.42)   $        (0.41)   $        (0.82)  $        (0.85)
                                            ==============    ==============    ==============   ==============
Weighted average number of common
shares outstanding                              43,151,810        44,239,208        43,053,998       44,080,352
                                            ==============    ==============    ==============   ==============

  The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Plug Power Inc. and Subsidiary
                       (A Development Stage Enterprise)

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          Six months ended June 30,              Cumulative
                                                                     -----------------------------------
                                                                                                                Amounts from
                                                                          2000                2001                Inception
                                                                     ---------------     ---------------       ---------------
Cash Flows From Operating Activities:

   Net loss                                                          $   (35,279,018)    $   (37,334,204)      $  (172,564,718)

   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                        1,770,000           2,088,555             7,165,409
      Equity in losses of affiliates                                         963,304           1,639,649             5,438,616
      Amortization of intangible asset                                     1,118,971           1,678,465             4,475,899
      Amortization of deferred grant revenue                                (100,000)           (100,000)             (300,000)
      Amortization of other assets                                                 -              83,569                83,569
      In-kind services                                                             -                   -             1,340,000
      Stock based compensation                                               317,324             686,000            12,223,579
      Amortization of deferred rent                                                -                   -               150,000
      Write-off of deferred rent                                                   -                   -             1,850,000
      In-process research and development                                          -                   -             4,042,640

       Changes in assets and liabilities :
          Accounts receivable                                                580,089            (210,824)           (1,625,873)
          Inventory                                                       (2,301,624)         (1,522,352)           (3,690,358)
          Prepaid development costs                                       (1,375,000)          3,882,286             4,327,525
          Due from investor                                                        -                   -               286,492
          Other assets                                                      (342,518)            274,761              (122,503)
          Accounts payable and accrued expenses                            1,911,022          (2,610,562)            6,754,889
          Deferred grant revenue                                                   -                   -             1,000,000
          Due to investor                                                          -                   -              (286,492)
                                                                     ---------------     ---------------       ---------------
                Net cash used in operating activities                    (32,737,450)        (31,444,657)         (129,451,326)
                                                                     ---------------     ---------------       ---------------

Cash Flows From Investing Activities:

   Purchase of property, plant and equipment                              (7,183,771)         (2,133,143)          (27,647,711)
   Purchase of intangible asset                                           (9,624,500)                  -            (9,624,500)
   Investment in affiliate                                                (1,500,000)                  -            (1,500,000)
   Marketable securities                                                 (11,242,180)          8,254,405           (19,967,447)
                                                                     ---------------     ---------------       ---------------
             Cash provided by (used in) investing activities             (29,550,451)          6,121,262           (58,739,658)
                                                                     ---------------     ---------------       ---------------

Cash Flows From Financing Activities:

       Proceeds from issuance of common stock                                      -                   -           130,742,782
       Proceeds from initial public offering, net                                  -                   -            94,611,455
       Stock issuance costs                                                        -                   -            (1,639,577)
       Proceeds from stock option exercises                                1,636,796           1,972,716             6,216,103
       Cash placed in escrow                                                       -                   -            (5,875,274)
       Principal payments on capital lease obligations                       (47,558)            (42,435)             (186,056)
       Principal payments on long-term debt                                        -                   -              (560,000)
                                                                     ---------------     ---------------       ---------------
             Net cash provided by financing activities                     1,589,238           1,930,281           223,309,433
                                                                     ---------------     ---------------       ---------------

(Decrease) increase in cash and cash equivalents                         (60,698,663)        (23,393,114)           35,118,449

Cash and cash equivalents, beginning of period                           171,496,286          58,511,563                     -
                                                                     ---------------     ---------------       ---------------

Cash and cash equivalents, end of period                             $   110,797,623     $    35,118,449       $    35,118,449
                                                                     ===============     ==============-       ===============

  The accompanying notes are an integral part of the condensed consolidated financial statements.

                                Plug Power Inc.
             Notes to Condensed Consolidated Financial Statements

1.   Nature of Operations

     Plug Power Inc. (Company) was originally formed as a joint venture between Edison Development Corporation (EDC) and Mechanical Technology Incorporated
     (MTI) on June 27, 1997. The Company is a development stage enterprise formed to research, develop, manufacture and distribute fuel cells for electric power generation.

2.   Liquidity and Equity Offerings

     Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our residential fuel cell systems, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our fuel cell systems for worldwide residential use, to hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We will pursue the expansion of our operations through internal growth and strategic acquisitions and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. In July, 2001 we completed a public equity financing raising an additional $51.3 million in net proceeds after fees and expenses. Simultaneous with the closing of the public financing we closed a private equity financing raising an additional $9.6 million in net proceeds. We believe that our current cash balances combined with the recently completed financing are sufficient to fund operations into 2003.

3.   Basis of Presentation

     The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, the accompanying balance sheets and related statements of operations and of cash flows include all adjustments, which consist solely of normal recurring adjustments, necessary for their fair presentation. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

     Marketable Securities: Marketable securities includes investments in corporate debt securities which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities will be reflected in other comprehensive income and as a separate component of stockholders' equity. There was no significant difference between cost and fair value of these investments at June 30, 2001 and 2000.

     Recent Accounting Pronouncements: In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," which will be effective as of January 1, 2002. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 on January 1, 2002.

4.   Loss Per Share

     Loss per share for the Company is as follows:

                                        Three Months        Three Months         Six Months           Six Months
                                       Ended June 30,      Ended June 30,      Ended June 30,       Ended June 30,
                                            2000                2001                2000                 2001
                                    -------------------  ------------------  ------------------   ------------------
     Numerator:

          Net loss                      $(18,033,158)      $  (18,319,681)     $ (35,279,018)       $ (37,334,204)

     Denominator:

          Weighted average number of

               common shares              43,151,810           44,239,208         43,053,998           44,080,352

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

6.   Investments in Affiliates

     In February 1999, the Company entered into an agreement with GE MicroGen, Inc. (formerly GE On-Site Power, Inc.) a wholly owned subsidiary of General Electric Co. to create GE Fuel Cell Systems, L.L.C. (GEFCS) a limited liability company created to market and distribute fuel cell systems world-wide. GE MicroGen owns 75% of GEFCS and the Company owns 25% of GEFCS. The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. During the six months ended June 30, 2001, GEFCS had an operating and net loss of approximately $1.5 million. For this same period, the Company has recorded equity in losses of this affiliate of approximately $935,000, including goodwill amortization of $563,000.

     In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Incorporated (AEI) in exchange for a combination of $1.5 million cash and Plug Power common stock valued at approximately $828,000. The Company accounts for its interest in AEI on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. During the six months ended June 30, 2001, AEI had sales of approximately $851,000 and an operating and net loss of approximately $583,000. For this same period, the Company has recorded equity in losses of this affiliate of approximately $705,000, including goodwill amortization of $542,000.

7.   Stockholders' Equity

     Changes in stockholders' equity for the six months ended June 30, 2001 is as follows:

                                                                                              Deficit
                                                                                            Accumulated
                                           Common stock                                      During the          Total
                                                                           Additional       Development      Stockholders'
                                              Shares         Amount      Paid-in Capital       Stage            Equity
                                       -----------------------------------------------------------------------------------
     Balance, January 1, 2001                43,795,513   $   437,955     $268,923,203    $(135,230,514)    $ 134,130,644

     Stock issued for development                96,336           963        2,999,037                          3,000,000
     agreement

     Stock-based compensation                    59,030           590          895,409                            896,000

     Stock option exercises                     391,275         3,913        1,033,802                          1,037,715

     Stock issued under employee                 36,745           367          459,906                            460,273
     stock purchase plan

     Net loss                                                                               (37,334,204)      (18,319,681)
                                       -----------------------------------------------------------------------------------
     Balance, June 30, 2001                  44,564,813   $   445,648     $274,784,228    $(172,564,718)    $ 102,665,158
                                       ===================================================================================

8.   Commitments and Contingencies

     Litigation:

     In January 25, 2000, a legal complaint was filed against us, The Detroit Edison Company and Edison Development Company in the Wayne County, Michigan Circuit Court alleging that the entities misappropriated business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT, Inc. The allegations against us with respect to breach of contractual obligations were subsequently dismissed. We believe that the remaining allegations against us in the complaint are without merit and are vigorously contesting the litigation. We do not believe that the outcome of these actions will have a material adverse effect upon our financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of this action.

     In September, 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and directors violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects. The action was brought on behalf of a class of purchasers of our stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, 14 additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553(ERK)(RML). By order dated January 25, 2001, the court appointed lead plaintiffs and lead plaintiffs' counsel. Subsequently, the plaintiffs served a consolidated amended complaint. The consolidated amended complaint extends the class period to begin on October 29, 1999 and alleges claims under the Securities Act of 1933 and the Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act of 1934. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of our technology in a registration statement issued in connection with our initial public offering and in subsequent press releases. We served our motion to dismiss these claims in May 2001. We believe that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. We do not believe that the outcome of these actions will have a material adverse effect upon our financial position, results of operations or liquidity. However, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If the plaintiffs were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operations and liquidity.

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

Overview

We design and develop on-site electric power generation systems utilizing proton exchange membrane fuel cells for stationary applications. We were formed in June 1997 as a joint venture to further the development of fuel cells for electric power generation in stationary applications. We are a development stage company and expect to deliver our initial product during the third quarter of 2001. We continue to advance the development of our initial commercial product.

Since inception, we have devoted substantially all of our resources toward the development of PEM fuel cell systems and have derived substantially all of our revenue from government research and development contracts. Through June 30, 2001, our stockholders in the aggregate have contributed $229.9 million in cash, including $93.0 million in net proceeds from our initial public offering of common stock, which closed on November 3, 1999, and $32.4 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and equity interests in affiliates, including a 25% interest in GE Fuel Cell Systems.

From inception through June 30, 2001, we have incurred losses of $172.6 million and expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install for internal and external testing, the related service requirements necessary to monitor those systems and potential design changes required as a result of field testing. There can be no assurance that we will manufacture or sell fuel cell systems successfully or achieve or sustain product revenues or profitability.

Acquisitions, Strategic Relationships and Development Agreements

Since our inception in June 1997, we have formed strategic relationships with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers.

GE Entities: In 1999, we and GE MicroGen, Inc. formed GE Fuel Cell Systems to serve as the distributor worldwide (other than in Illinois, Indiana, Michigan and Ohio) of our PEM fuel cell systems under 35 kW designed for use in residential, commercial and industrial stationary power applications. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Power Systems business. Under the terms of our distribution agreement with GE Fuel Cell Systems, we will serve as GE Fuel Cell Systems' exclusive supplier of the PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement. Under the agreement, we will sell our systems directly to GE Fuel Cell Systems, which will then seek to sell the systems to sub-distributors. The systems sold by GE Fuel Cell Systems will be co-branded with both the General Electric and Plug Power names and trademarks.

Our distribution agreement with GE Fuel Cell Systems generally does not cover PEM fuel cell systems designed for transportation or vehicle applications, certain extended run uninterruptible power supply for data center applications, rack-mounted equipment in telecommunications, cellular or cable television applications and other applications in which the fuel cell system is integrated with another device that consumes 100% of the fuel cell system's output.

However, we recently entered into a memorandum of understanding with GE Fuel Cell Systems to extend the term of the agreement through the end of 2014 and to amend the distribution agreement to replace the product specifications, prices and delivery schedule in our current distribution agreement with a high-level, multi-generation product plan with subsequent modifications subject to mutual agreement. Under the memorandum of understanding, GE Fuel Cell Systems' distribution rights would be expanded to include PEM fuel cell systems of any electric power output, including greater than 35 kW, for use in any stationary power application. We would also issue GEPS Equities for no additional cash consideration $5.0 million worth of common stock at a price per share equal to the per share offering price in the recently completed public offering. Finally, our percentage ownership in GE Fuel Cell Systems would be increased from 25% to 40%. We expect to execute definitive amendments to the distribution and operating agreements in the third quarter of this year.

We have secured resources of GE MicroGen, Inc. and its affiliates to assist us in our product development effort, and we have committed to purchase a minimum of $12.0 million of technical support services, including engineering, testing, manufacturing and quality control services from GE Power Systems over a three-year period, which began September 30, 1999. In July, 2001 GEPS Equities invested $5.0 million in a private placement concurrent with the closing of our public offering. We have also entered into a separate agreement with General Electric Company under which General Electric acts as our agent in procuring fuel cell equipment, parts and components. In addition, General Electric has agreed to provide training services to our employees regarding procurement activities. These services are made available to us essentially at General Electric's cost.

Gastec: In February 2000, we acquired from Gastec, NV, a Netherlands-based company, certain fixed assets and all of its intellectual property related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electric power. The total purchase price was $14.8 million, paid in cash. In connection with the transaction, we recorded in-process research and development expense in the amount of $5.0 million, fixed assets in the amount of $192,000 which were capitalized at their fair value and will be depreciated over their useful life, and intangible assets in the amount of $9.6 million which has been capitalized and is being amortized over 36 months. Through June 30, 2001, we have expensed $4.5 million related to the intangible assets.

Vaillant: In March 2000, we finalized a development agreement with Vaillant GmbH of Remscheid, Germany, Europe's leading heating appliance manufacturer, to develop a combination furnace, hot water heater and fuel cell system that will provide both heat and electricity for the home. Under the agreement, Vaillant will obtain fuel cells and gas-processing components from GE Fuel Cell Systems and then will produce the fuel cell heating appliances for its customers in Germany, Austria, Switzerland and the Netherlands, and for GE Fuel Cell Systems customers throughout Europe.

Celanese: In April 2000, we finalized a joint development agreement with Celanese GmbH, to develop a high temperature membrane electrode unit. Under the agreement, we and Celanese will exclusively work together on the development of a high temperature membrane electrode unit for our stationary fuel cell system applications. As part of the agreement we will contribute an estimated $4.1 million (not to exceed $4.5 million) to fund our share of the development efforts over the course of the agreement. As of June

30, 2001, we have contributed $1.5 million under the terms of the agreement and have expensed all of such costs.

Engelhard: In June 2000, we finalized a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the agreements we will contribute $10.0 million to fund Engelhard's development efforts, and Engelhard will purchase $10.0 million of our common stock. The agreements also specify rights and obligations for Engelhard to supply products to us over the next 10 years. As of June 30, 2001, we have contributed $8.0 million under the terms of the agreement while Engelhard has purchased $8.0 million of our common stock. In connection with the transaction, we have recorded $8.0 million under the balance sheet caption "Prepaid development costs." Through June 30, 2001, we have expensed $4.3 million of such costs.

Advanced Energy Incorporated: In March 2000, we acquired a 28% ownership interest in Advanced Energy Incorporated, in exchange for a combination of $1.5 million in cash and our common stock valued at approximately $828,000. We account for our interest in Advanced Energy Incorporated on the equity method of accounting and adjust our investment by our proportionate share of income or losses.

Results of Operations

Comparison of the Three Months Ended June 30, 2001 and June 30, 2000.

     Revenues. Total revenues for the second quarter ended June 30, 2001, were $1.3 million as compared to $2.4 million for the second quarter of 2000. The decrease is primarily the result of reduced government contract activity with the U.S. Department of Energy, as we complete our largest contract with them. Our revenues since inception have been derived primarily from cost reimbursement government contracts relating to the development of PEM fuel cell technology and contract revenue generated from the delivery of PEM fuel cells and related engineering and testing support services for other customers.

     Our government contracts provide for the partial recovery of direct and indirect costs from the specified government agency, generally requiring us to absorb from 25% to 50% of contract costs incurred. As a result of our cost sharing requirements we will report losses on these contracts as well as any future government contracts awarded.

Cost of revenues. Cost of contract revenue includes compensation and benefits for the engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific government contracts. Cost of contract revenue was $2.2 million for the three months ended June 30, 2001, as compared to $3.5 million for the same period last year. The decrease in contract costs was related to reduced government contract activity. The result was a loss on contracts of $909,000 for the three months ended June 30, 2001 compared to a loss on contracts of $1.1 million last year.

     Research and Development. Research and development expense includes compensation and benefits for the engineering and related staff, expenses for contract engineers, materials to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used, facility related costs, such as computer and network services and other general overhead costs. Research and development expenses decreased to $15.2 million for the three months ended June 30, 2001 from $16.9 million for the three months ended June 30, 2000. The decrease is primarily the result of increased focus cash conservation. We produced 33 PEM fuel cell systems during the second quarter ended June 30,

2001 compared to 39 PEM fuel cell systems during the same period last year. Additionally we have reduced the direct material cost of our PEM fuel cell systems by 27 percent since January 1, 2001.

     General and Administrative. General and administrative expense includes compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, business development, information and legal services. General and administrative expenses increased to $1.9 million for the three months ended June 30, 2001 from $1.7 million for the three months ended June 30, 2000, due to higher general expenses in support of operations.

     Interest Expense. Interest expense of $76,000 for the three months ended June 30, 2001 consists of interest on a long-term obligation related to a real estate purchase agreement with Mechanical Technology in June, 1999, and interest paid on capital lease obligations.

     Interest Income. Interest income consisting of interest earned on our cash and cash equivalents and marketable securities decreased to $843,000 for the three months ended June 30, 2001 from $2.2 million for the same period last year.

     Equity in losses of affiliates. Equity in losses of affiliates, representing our minority interest in GE Fuel Cell Systems and Advanced Energy Incorporated, increased to $994,000 for the three months ended June 30, 2001 from $455,000 for the same period last year. Equity in losses of affiliates for the three month period ended June 30, 2001 is our proportionate share of the losses of GE Fuel Cell Systems and Advanced Energy Systems, which we account for under the equity method of accounting, in the amount of $675,000 and goodwill amortization on those investments in the amount of $318,000.

     Income Taxes. No benefit for federal and state income taxes has been reported in the financial statements because the deferred tax asset generated from our net operating has been offset by a full valuation allowance.

     We were taxed as a partnership prior to November 3, 1999, the effective date of our merger into a C corporation, and the federal and state income tax benefits of our losses were recorded by our stockholders. Effective on November 3, 1999, and began accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes."

Comparison of the Six Months Ended June 30, 2001 and June 30, 2000.

     Revenues. Total revenues for the six months ended June 30, 2001, were $2.3 million as compared to $5.4 million for the same period of last year. The decrease is primarily the result of reduced government contract activity with the U.S. Department of Energy, as we complete our largest contract with them. Our revenues since inception have been derived primarily from cost reimbursement government contracts relating to the development of PEM fuel cell technology and contract revenue generated from the delivery of PEM fuel cells and related engineering and testing support services for other customers.

     Our government contracts provide for the partial recovery of direct and indirect costs from the specified government agency, generally requiring us to absorb from 25% to 50% of contract costs incurred. As a result of our cost sharing requirements we will report losses on these contracts as well as any future government contracts awarded.

     Cost of revenues. Cost of contract revenue includes compensation and benefits for the engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific government contracts. Cost of contract revenue was $4.2 million for the six months ended June 30, 2001, as compared to $7.4 million for the same period last year. The decrease in contract costs was related to reduced government contract activity. The result was a loss on contracts of $1.9 million for the six months ended June 30, 2001 compared to a loss on contracts of $2.0 million for the same period last year.

Research and Development. Research and development expense includes compensation and benefits for the engineering and related staff, expenses for contract engineers, materials to build prototype units, fees paid to outside suppliers for subcontracted components and services, supplies used, facility related costs, such as computer and network services and other general overhead costs. Research and development expenses decreased to $32.0 million for the six months ended June 30, 2001 from $33.4 million for the six months ended June 30, 2000. The amount in 2000 includes a one-time charge of $5.0 million related to the write off of in-process research and development expenses related to our acquisition of intellectual property in the first quarter of 2000. Excluding the write-off, research and development expenses increased by $3.6 million which is the result of increased research and development activities, including $3.8 million of additional amortization of our of joint development agreements with Engelhard and Celanese and is offset by a reduction in the direct material cost of our PEM fuel cell systems. Year to date we have reduced the direct material cost of our PEM fuel cell systems by 27 percent. Additionally we have produced a total of 52 PEM fuel cell systems compared to 61 PEM fuel cell systems during the same period last.

     General and Administrative. General and administrative expense includes compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, business development, information and legal services. General and administrative expenses increased to $3.8 million for the six months ended June 30, 2001 from $3.3 million for the six months ended June 30, 2000. The increase was primarily due to higher general expenses in support of operations.

     Interest Expense. Interest expense of $154,000 for the six months ended June 30, 2001 includes interest on a long-term obligation related to a real estate purchase agreement with Mechanical Technology in June, 1999, and interest paid on capital lease obligations.

     Interest Income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities decreased to $2.1 million for the six months ended June 30, 2001 from $4.5 million for the same period last year.

     Equity in losses of affiliates. Equity in losses of affiliates, representing our minority interest in GE Fuel Cell Systems and Advanced Energy Incorporated, increased to $1.6 million for the six months ended June 30, 2001 from $963,000 last year. Equity in losses of affiliates during the six months ended June 30, 2001 includes our proportionate share of the losses of GE Fuel Cell Systems and Advanced Energy Incorporated, which we account for under the equity method of accounting, in the amount of $535,000 and goodwill amortization on those investments in the amount of $1.1 million.

     Income Taxes. No benefit for federal and state income taxes has been reported in the financial statements because the deferred tax asset generated from our net operating has been offset by a full valuation allowance.

We were taxed as a partnership prior to November 3, 1999, the effective date of our merger into a C corporation, and the federal and state income tax benefits of our losses were recorded by our stockholders. Effective on November 3, 1999, and began accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes."

Liquidity and Capital Resources

Summary

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our residential fuel cell systems, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our fuel cell systems for worldwide residential use, to hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We will pursue the expansion of our operations through internal growth and strategic acquisitions and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. In July, 2001 we completed a public equity financing raising an additional $51.3 million in net proceeds after fees and expenses. Simultaneous with the closing of the public financing we closed a private equity financing raising an additional $9.6 million in net proceeds. We believe that our current cash balances combined with the recently completed financing are sufficient to fund operations into 2003.

We have financed our operations through June 30, 2001, primarily from the sale of equity, which has provided cash in the amount of $229.9 million. As of June 30, 2001, we had unrestricted cash, cash equivalents and marketable securities totaling $55.1 million and working capital was approximately $57.6 million. As a result of our purchase of real estate from Mechanical Technology, we have escrowed $5.6 million in cash to collateralize the debt assumed on the purchase. Since inception, net cash used in operating activities has been $129.4 million and cash used in investing activities has been $58.7 million.

Part II - Other Information

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

       In January 25, 2000, a legal complaint was filed against us, The Detroit Edison Company and Edison Development Company in the Wayne County, Michigan Circuit Court alleging that the entities misappropriated business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT, Inc. The allegations against us with respect to breach of contractual obligations were subsequently dismissed. We believe that the remaining allegations against us in the complaint are without merit and are vigorously contesting the litigation. We do not believe that the outcome of these actions will have a material adverse effect upon our financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of this action.

       In September, 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and directors violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects. The action was brought on behalf of a class of purchasers of our stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, 14 additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553(ERK)(RML). By order dated January 25, 2001, the court appointed lead plaintiffs and lead plaintiffs' counsel. Subsequently, the plaintiffs served a consolidated amended complaint. The consolidated amended complaint extends the class period to begin on October 29, 1999 and alleges claims under the Securities Act of 1933 and the Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act of 1934. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of our technology in a registration statement issued in connection with our initial public offering and in subsequent press releases. We served our motion to dismiss these claims in May 2001. We believe that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. We do not believe that the outcome of these actions will have a material adverse effect upon our financial position, results of operations or liquidity. However, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If the plaintiffs were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operations and liquidity.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

At the Company's Annual Meeting of Shareholders ("Annual Meeting") held on May 16, 2001, the Company's shareholders approved the following:

(1) To elect the following directors as Class II Directors, each to serve until the Company's 2004 annual meeting of stockholders and until his successor is duly elected and qualified:

                                                                                    Against/       Broker
      Nominee                            For               Withheld          Abstain          Non-Votes
      -------                            ----------------------------------------------------------------
      George C. McNamee                  43,781,423         48,893              --               --
      Douglas T. Hickey                  43,781,261         49,055              --               --

(2)  To approve an amendment to the
     1999 Stock Option and Incentive

     Plan to increase the number of
     shares authorized to be issued:     42,869,545        853,834           106,937             --

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

B)   Reports on Form 8-K.

        On June 14, 2001, we filed a Form 8-K with the Securities and Exchange Commission announcing that on June 8, 2001, Plug Power Inc. filed a Registration Statement on Form S-3 (Registration Statement No. 333-62686) in which we, among other things, updated the risk factors disclosed in our Form 10-K filed with the SEC on March 30, 2001. Such risk factors as updated are set forth below. Investors should carefully consider the risk factors set forth below prior to investing in our common stock.

        On June 27, 2001, we filed a Form 8-K with the Securities and Exchange Commission announcing the issuance of a press release announcing the Company had entered into a non-binding Memorandum of Understanding (MOU) with GE Fuel Cell Systems, L.L.C. (GEFCS), GE MicroGen, Inc. (GEMG), and GEPS Equities Inc., and a separate non-binding MOU with DTE Energy Technologies, Inc., a subsidiary of DTE Energy (NYSE: DTE). These MOU's define expanded distribution agreements for Plug Power's Proton Exchange Membrane (PEM) fuel cell systems for stationary power applications and confirm new cash equity investments in Plug Power.


Signature
----------

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PLUG POWER INC.


Date:  August 13, 2001            by: /S/ Roger Saillant
                                  ----------------------
                                     Roger Saillant
                                  Chief Executive Officer


                                  by: /S/ Mark Schmitz
                                  --------------------
                                     Mark Schmitz
                                  Chief Financial Officer