Form 10-Q
period 2001-09-30
PLUG POWER INC
filed 2001-11-14
CIK 1093691

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q



X -  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

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

The number of shares of common stock outstanding as of October 31, 2001 was 50,128,417 with a par value of $.01 per share.

                                PLUG POWER INC.


                               INDEX to FORM 10-Q


PART I.    FINANCIAL INFORMATION                                                                                           Page
  Item 1 - Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 2000
          and September 30, 2001                                                                                             3

       Condensed Consolidated Statements of Operations - Three Month
          and Nine Month Periods ended September 30, 2000 and
         September 30, 2001 and Cumulative Amounts from Inception                                                             4

       Condensed Consolidated Statements of Cash Flows - Nine Month
          Periods ended September 30, 2000 and September 30, 2001 and
          Cumulative Amounts from Inception                                                                                   5

       Notes to Condensed Consolidated Financial Statements                                                                 6 - 9

  Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                                                                 10 - 16

PART II.   OTHER INFORMATION

  Item 1 - Legal Proceedings                                                                                                  17

  Item 2 - Changes in Securities and Use of Proceeds                                                                          17

  Item 6 - Exhibits and Reports on Form 8-K                                                                                18 - 21

  Signature                                                                                                                   21

                        PLUG POWER INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                     Condensed Consolidated Balance Sheets

                                                                         December 31, 2000                  September 30, 2001
                                                                         -----------------                  ------------------
                             ASSETS
Current assets:
      Cash and cash equivalents                                              $  58,511,563                       $  70,743,594
      Marketable securities                                                     28,221,852                          33,362,433
      Restricted cash                                                              290,000                             290,000
      Accounts receivable                                                        1,415,049                             856,705
      Inventory                                                                  2,168,006                           2,690,156
      Prepaid development costs                                                  2,041,668                           2,968,708
      Other current assets                                                         694,178                             300,637
                                                                             -------------                       -------------
         Total current assets                                                   93,342,316                         111,212,233

Restricted cash                                                                  5,310,274                           5,310,274
Property, plant and equipment, net                                              32,290,492                          31,497,525
Intangible asset                                                                 6,827,066                           4,309,370
Investment in affiliates                                                         9,778,784                          11,847,788
Prepaid development costs                                                        2,513,093                                   -
Other assets                                                                       767,193                             641,840
                                                                             -------------                       -------------
            Total assets                                                     $ 150,829,218                       $ 164,819,030
                                                                             =============                       =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                       $   3,479,031                       $   1,767,232
      Accrued expenses                                                           5,934,529                           3,572,078
      Deferred revenue                                                             200,000                           2,067,250
      Current portion of capital lease obligation
         and long-term debt                                                        377,201                             330,382
                                                                             -------------                       -------------
             Total current liabilities                                           9,990,761                           7,736,942

      Long-term debt                                                             5,310,274                           5,310,274
      Deferred revenue                                                             600,000                             450,000
      Capital lease obligation                                                      30,346                               6,771
      Other liabilities                                                            767,193                             767,193
                                                                             -------------                       -------------
             Total liabilities                                                  16,698,574                          14,271,180
                                                                             -------------                       -------------
 Commitments and contingencies

 Stockholders' equity:
      Preferred stock, $0.01 par value per share; 5,000,000
         shares authorized; none issued and outstanding                                  -                                   -

      Common stock, $0.01 par value per share; 245,000,000
         shares authorized at December 31, 2000 and at
         September 30, 2001; 43,795,513 shares issued
         and outstanding at December 31, 2000 and
         50,121,485 shares issued and outstanding,
         September 30, 2001                                                        437,955                             501,214

      Paid-in capital                                                          268,923,203                         341,318,905
      Deficit accumulated during the development stage                        (135,230,514)                       (191,272,269)
                                                                             -------------                       -------------
             Total stockholders' equity                                        134,130,644                         150,547,850
                                                                             -------------                       -------------
             Total liabilities and stockholders' equity                      $ 150,829,218                       $ 164,819,030
                                                                             =============                       =============

                        PLUG POWER INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                        Three months ended September 30,      Nine months ended September 30,         Cumulative
                                        --------------------------------      --------------------------------       Amounts from
                                              2000               2001               2000               2001            Inception
                                        -------------      -------------      -------------      -------------      --------------
REVENUE
   Product and service revenue           $          -       $    436,976       $          -       $    436,976       $     436,976
   Research and development contracts       1,547,791            483,249          6,898,348          2,799,575          29,912,689
                                         ------------       ------------       ------------       ------------       -------------
      Total revenue                         1,547,791            920,225          6,898,348          3,236,551          30,349,665

COST OF REVENUE AND EXPENSES
  Cost of revenues                          3,041,964          2,409,624         10,432,264          6,578,767          45,222,329
  In-process research and development               -                  -          4,984,000                  -           9,026,640
  Research and development expense:
     Noncash stock-based compensation               -                  -                  -            375,000             622,782
     Other research and development        18,525,509         15,069,212         46,902,343         46,689,559         138,785,925
  General and administrative expense:
     Noncash stock-based compensation       7,450,233                  -          7,513,633            311,000          11,346,873
     Other general and administrative       2,113,631          1,758,540          5,303,231          5,275,693          23,719,109
  Interest expense                            110,824             55,061            265,439            209,264             761,846
                                         ------------       ------------       ------------       ------------       -------------
      Operating loss                      (29,694,370)       (18,372,212)       (68,502,562)       (56,202,732)       (199,135,839)

 Interest income                            1,981,989            956,007          6,474,467          3,091,972          14,593,531
                                         ------------       ------------       ------------       ------------       -------------
      Loss before equity in losses of     (27,712,381)       (17,416,205)       (62,028,095)       (53,110,760)       (184,542,308)
       affiliates

 Equity in losses of affiliates              (938,019)        (1,291,346)        (1,901,323)        (2,930,995)         (6,729,961)
                                         ------------       ------------       ------------       ------------       -------------
      Net loss                           $(28,650,400)      $(18,707,551)      $(63,929,418)      $(56,041,755)      $(191,272,269)
                                         ============       ============       ============       ============       =============
Loss per share:
      Basic and diluted                  $      (0.66)      $      (0.38)      $      (1.48)      $      (1.23)
                                         ============       ============       ============       ============
Weighted average number of common
shares outstanding                         43,433,561         48,920,871         43,181,442         45,711,589
                                         ============       ============       ============       ============

                        PLUG POWER INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                Nine months ended September 30,        Cumulative
                                                                -------------------------------       Amounts from
                                                                     2000              2001             Inception
                                                                -------------     -------------      ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                    $ (63,929,418)    $  (56,041,755)     $ (191,272,269)

    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                2,251,156          3,181,479           8,258,333
       Equity in losses of affiliates                               1,901,323          2,930,995           6,729,961
       Amortization of intangible asset                             1,958,202          2,517,696           5,315,130
       Amortization of deferred grant revenue                        (150,000)          (150,000)           (350,000)
       Amortization of deferred pension                                     -            125,354             125,354
       In-kind services                                                     -                  -           1,340,000
       Stock based compensation                                     7,767,557            686,000          12,223,579
       Amortization of deferred rent                                        -                  -             150,000
       Write-off of deferred rent                                           -                  -           1,850,000
       In-process research and development                                  -                  -           4,042,640

        Changes in assets and liabilities :
           Accounts receivable                                      2,844,700            558,344            (856,705)
           Inventory                                               (1,852,070)          (522,150)         (2,690,156)
           Prepaid development costs                                 (437,986)         4,586,053           5,031,292
           Due from investor                                                -                  -             286,492
           Other assets                                              (419,226)           393,540              (3,724)
           Accounts payable and accrued expenses                    1,415,169         (3,864,250)          5,501,202
           Deferred revenue                                                 -          1,867,250           2,867,250
           Due to investor                                                  -                  -            (286,492)
                                                                -------------     --------------      --------------
                 Net cash used in operating activities            (48,650,593)       (43,731,444)       (141,738,113)
                                                                -------------     --------------      --------------
 CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property, plant and equipment                      (9,525,055)        (2,388,512)        (27,903,080)
    Purchase of intangible asset                                   (9,624,500)                 -          (9,624,500)
    Investment in affiliate                                        (1,500,000)                 -          (1,500,000)
    Marketable securities                                         (12,819,410)        (5,140,581)        (33,362,433)
                                                                -------------     --------------      --------------
              Cash used in investing activities                   (33,468,965)        (7,529,093)        (72,390,013)
                                                                -------------     --------------      --------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from private placement, net                               -          9,600,000         140,342,782
         Proceeds from initial public offering, net                         -                  -          94,611,455
         Proceeds from secondary public offering, net                       -         52,017,750          52,017,750
         Stock issuance costs                                               -           (429,199)         (2,068,776)
         Proceeds from stock option exercises                       3,003,567          2,374,411           6,617,798
         Cash placed in escrow                                              -                  -          (5,875,274)
         Principal payments on capital lease obligations              (63,379)           (70,394)           (214,015)
         Principal payments on long-term debt                               -                  -            (560,000)
                                                                -------------     --------------      --------------
              Net cash provided by financing activities             2,940,188         63,492,568         284,871,720
                                                                -------------     --------------      --------------

 (Decrease) increase in cash and cash equivalents                 (79,179,370)        12,232,031          70,743,594

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   171,496,286         58,511,563                   -
                                                                -------------     --------------      --------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  92,316,916     $   70,743,594      $   70,743,594
                                                                =============     ==============      ==============


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


2. LIQUIDITY

   The Company's cash requirements depend on numerous factors, including product development activities, ability to commercialize its fuel cell systems, market acceptance of its systems and other factors. The Company expects to devote substantial capital resources to continue its development programs directed at commercializing fuel cell systems worldwide, to hire and train production staff, develop and expand manufacturing capacity and continue research and development activities. The Company will pursue expansion of its operations through internal growth and strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. In July 2001, the Company completed a public equity financing raising $51.6 million in net proceeds after fees and expenses. Simultaneous with the closing of the public financing the Company closed a private equity financing raising an additional $9.6 million in net proceeds. The Company believes that its current cash balances, including the recently completed financings are sufficient to fund operations through 2003.

3. BASIS OF PRESENTATION

   The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 2001 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

   Deferred Revenue: Product and service revenue excludes revenue which has been deferred and is being recognized over the life of a related service obligation under a commercial agreement for the delivery of fuel cell systems. We have deferred recognition of product and service revenue where all of the criteria for revenue recognition in SEC Staff Accounting Bulletin 101 have not yet been achieved. As of September 30, 2001 we have recorded deferred product and service revenue in the amount of $1.9 million.

   Marketable Securities: Marketable securities includes investments in corporate debt securities which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities would be reflected in other comprehensive income and as a separate component of stockholders' equity. There was no significant difference between cost and fair value of these investments at September 30, 2001.

   Recent Accounting Pronouncements: In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

4. LOSS PER SHARE

   Loss per share for the Company is as follows:

                                  Three Months        Three Months         Nine Months         Nine Months
                                      Ended               Ended               Ended               Ended
                                  September 30,       September 30,       September 30,       September 30,
                                      2000                2001                2000                2001
                               ----------------    ----------------    ----------------    ----------------
Numerator
    Net loss                       $(28,650,400)       $(18,707,551)       $(63,929,418)       $(56,041,755)
Denominator
    Weighted average number of
    Common shares                    43,433,561          48,920,871          43,181,442          45,711,589

   No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. The calculation also excludes 111,851 contingently returnable shares in 2000.

5.  INCOME TAXES

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." No benefit for federal or state income taxes has been reported in these condensed consolidated statements of operations as they have been offset by a full valuation.

6.  INVESTMENTS IN AFFILIATES

   GE Entities: In February 1999, the Company entered into an agreement with GE MicroGen, Inc. (formerly GE On-Site Power, Inc.), a wholly owned subsidiary of General Electric Company that operates within the GE Power Systems business, to create GE Fuel Cell Systems, L.L.C. (GEFCS) a limited liability company created to market and distribute fuel cell systems worldwide.

   The Company recently completed an amendment to its distribution agreement with GEFCS to extend the term of the agreement through the end of 2014 and expand GEFCS' distribution rights to include PEM fuel cell systems of any electric power output, for use in any stationary power application. The Company also granted GE Power Systems Equities (GEPS Equities) an option to purchase 725,000 shares of Plug Power common stock. Additionally, the Company's percentage ownership in GEFCS increased from 25% to 40%. In connection with these transactions, the Company capitalized $5 million, the fair value of the option to purchase 725,000 shares of Plug Power common stock, under the caption "Investment in Affiliates" in its financial statements.

   The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. During the nine months ended September 30, 2001, GEFCS had an operating and net loss of approximately $2.6 million. For this same period, the Company has recorded equity in losses of this affiliate of approximately $1.7 million, including amortization of an intangible asset in the amount of $955,000.

   Advanced Energy Incorporated: In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Incorporated (AEI) in exchange for a combination of $1.5 million cash and Plug Power common stock valued at approximately $828,000. The Company accounts for its interest in AEI on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. During the nine months ended September 30, 2001, AEI had sales of approximately $1.9 million and an operating and net loss of approximately $860,000. For this same period, the Company has recorded equity in losses of this affiliate of approximately $1.2 million, including amortization of an intangible asset in the amount of $936,000.

7. STOCKHOLDERS' EQUITY

   Changes in stockholders' equity for the nine months ended September 30, 2001 is as follows:

                                                                                               Deficit
                                                                                             Accumulated
                                         Common                                               During the           Total
                                          Stock                             Additional       Development       Stockholders'
                                         Shares             Amount        Paid-in Capital        Stage            Equity
                                     -----------------------------------------------------------------------------------------
   BALANCE, JANUARY 1, 2001               43,795,513           $437,955     $268,923,203      $(135,230,514)     $134,130,644
   Public offering, net                    4,575,000             45,750       51,972,000                           52,017,750
   Stock issuance cost                                                          (429,199)                            (429,199)
   Private placement proceeds,               833,332              8,333        9,591,667                            9,600,000
      net
   Stock issued for development               96,336                963        2,999,037                            3,000,000
    agreement
   Stock based compensation                   59,030                590        5,895,410                            5,896,000
   Stock issued under employee                36,745                367          459,906                              460,273
      stock purchase plan
   Stock option exercises                    725,529              7,256        1,906,881                            1,914,137
   Net loss                                                                                     (56,041,755)      (56,041,755)
                                     ----------------------------------------------------------------------------------------
   BALANCE, SEPTEMBER 30, 2001            50,121,485           $501,214     $341,318,905      $(191,272,269)     $150,547,850
                                     ========================================================================================

8. COMMITMENTS AND CONTINGENCIES

   Litigation: On January 25, 2000, a legal complaint was filed against us, The Detroit Edison Company and Edison Development Company in the Wayne County, Michigan Circuit Court alleging that the entities misappropriated business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT, Inc. The allegations against us with respect to breach of contractual obligations were subsequently dismissed. We believe that the remaining allegations against us in the complaint are without merit and are vigorously contesting the litigation. We do not believe that the outcome of these actions will have a material adverse effect upon our financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of this action.

   In September, 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and directors violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects. The action was brought on behalf of a class of purchasers of our stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, 14 additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553(ERK)(RML). By order dated January 25, 2001, the court appointed lead plaintiffs and lead plaintiffs' counsel. The plaintiffs then served a consolidated amended complaint, which extends the class period to begin on October 29, 1999 and alleges claims under the Securities Act of 1933 and the Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act of 1934. Subsequently, plaintiffs withdrew their claims under the Securities Act of 1933. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of our technology in a registration statement issued in connection with our initial public offering and in subsequent press releases. Our motion to dismiss these claims is pending before the court. We believe that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. We do not believe that the outcome of these actions will have a material adverse effect upon our financial position, results of operations or liquidity. However, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If the plaintiffs were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operations and liquidity.

                    MANAGEMENT'S DISCUSSION AND ANAYLSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto included within this report, and our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001.

OVERVIEW

Plug Power designs and develops on-site electric power generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications. We are a development stage company formed in June 1997 to further the development of fuel cells for electric power generation in stationary applications.

Since inception, we have devoted substantially all of our resources toward the development of PEM fuel cell systems and have derived substantially all of our revenue from government research and development contracts. Through September 30, 2001, our stockholders in the aggregate have contributed $291.5 million in cash, including $93.0 million in net proceeds from our initial public offering of common stock, $51.6 million in net proceeds from our follow-on public offering and $9.6 million in net proceeds from a private placement which closed on July 25, 2001 simultaneously with the public offering, and $40.1 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and equity interests in affiliates, including our interest in GE Fuel Cell Systems.

From inception through September 30, 2001, we have incurred losses of $191.3 million and expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install for internal and external testing, the related service requirements necessary to monitor those systems and potential design changes required as a result of field testing. There can be no assurance that we will manufacture or sell fuel cell systems successfully or achieve or sustain product revenues or profitability.

RECENT DEVELOPMENTS

Public Financing: In July 2001, we completed a public offering of 4,575,000 shares of common stock which includes additional shares purchased pursuant to exercise of underwriters overallotment option. We received net proceeds of $51.6 million after underwriting discounts, fees and expenses.

Private Placements: Simultaneous with the closing of the public offering in July 2001, we closed a private equity financing of 416,666 shares to GEPS Equities, Inc., an indirect wholly-owned subsidiary of General Electric Company, and 416,666 shares to Edison Development Corporation, an indirect wholly-owned subsidiary of DTE Energy Company, raising an additional $9.6 million in net proceeds.

Amendments to GE Fuel Cell Systems and DTE Energy Agreements: We recently completed an amendment to our distribution agreement with GEFCS to extend the term of the agreement through the end of 2014 and expand GEFCS' distribution rights to include PEM fuel cell systems of any electric power output, for use in any stationary power application. The Company also granted GE Power Systems Equities (GEPS Equities) an option to purchase 725,000 shares of Plug Power common stock. Additionally, the Company's percentage ownership in GEFCS increased from 25% to 40%.

We also completed a separate agreement with DTE Energy Technologies expanding their exclusive distribution rights within the states of Michigan, Illinois, Ohio and Indiana. Under the agreement, they will market and distribute all sizes of Plug Power's stationary PEM fuel cell systems for use in any power application, except for propulsion

ALLIANCES, STRATEGIC RELATIONSHIPS AND DEVELOPMENT AGREEMENTS

Since our inception in June 1997, we have formed strategic relationships with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers.

GE ENTITIES: In February 1999, the Company entered into an agreement with GE MicroGen, Inc. (formerly GE On-Site Power, Inc.), a wholly owned subsidiary of General Electric Company that operates within the GE Power Systems business, to create GE Fuel Cell Systems, L.L.C. (GEFCS) a limited liability company created to market and distribute fuel cell systems worldwide.

The Company recently completed an amendment to its distribution agreement with GEFCS to extend the term of the agreement through the end of 2014 and expand GEFCS' distribution rights to include PEM fuel cell systems of any electric power output, for use in any stationary power application. The Company also granted GE Power Systems Equities (GEPS Equities) an option to purchase 725,000 shares of Plug Power common stock. Additionally, the Company's percentage ownership in GEFCS increased from 25% to 40%. In connection with the amendment, the Company capitalized $5 million, the fair value of the option to purchase 725,000 shares of Plug Power common stock, under the caption "Investment in Affiliates" in its financial statements.

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

In July, 2001 GEPS Equities invested $5.0 million in a private placement of common stock.

GASTEC: In February 2000, we acquired from Gastec, NV, a Netherlands-based company, certain fixed assets and all of its intellectual property related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electric power. The total purchase price was $14.8 million, paid in cash. In connection with the transaction, we recorded in-process research and development expense in the amount of $5.0 million, fixed assets in the amount of $192,000 which were capitalized at their fair value and will be depreciated over their useful life, and intangible assets in the amount of $9.6 million which has been capitalized and is being amortized over 36 months. Through September 30, 2001, we have expensed $5.3 million related to the intangible assets.

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

CELANESE: In April 2000, we finalized a joint development agreement with Celanese GmbH, to develop a high temperature membrane electrode unit. Under the agreement, we and Celanese will exclusively work together on the development of a high temperature membrane electrode unit for our stationary fuel cell system applications. As part of the agreement we will contribute an estimated $4.1 million (not to exceed $4.5 million) to fund our share of the development efforts over the course of the agreement. As of September 30, 2001, we have contributed $1.5 million under the terms of the agreement and have expensed all of such costs.

ENGELHARD: In June 2000, we finalized a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the agreements we will contribute $10.0 million to fund Engelhard's development efforts, and Engelhard will purchase $10.0 million of our common stock. The agreements also specify rights and obligations for Engelhard to supply products to us over the next 10 years. As of September 30, 2001, we have contributed $8.0 million under the terms of the agreement while Engelhard has purchased $8.0 million of our common stock. In connection with the transaction, we have recorded $8.0 million under the balance sheet caption "Prepaid development costs." Through September 30, 2001, we have expensed $5.0 million of such costs.

ADVANCED ENERGY INCORPORATED: In March 2000, we acquired a 28% ownership interest in Advanced Energy Incorporated, in exchange for a combination of $1.5 million in cash and our common stock valued at approximately $828,000. We account for our interest in Advanced Energy Incorporated on the equity method of accounting and adjust our investment by our proportionate share of income or losses.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2001 and September 30, 2000.

PRODUCT AND SERVICE REVENUE. Product and service revenue was $437,000 in the third quarter ended September 30, 2001 compared to none during the same period last year. During the quarter we began delivering fuel cell systems under commercial agreements. We have recognized product and service revenue in the amount of $437,000 and have deferred recognition of product and service revenue in the amount of $1.9 million as we are recognizing the revenue over the life of a related service obligation.

RESEARCH AND DEVELOPMENT CONTRACT REVENUE. Research and development contract revenue decreased to $483,000, for the quarter ended September 30, 2001, as compared to $1.5 million last year. Since inception, substantially all of our revenue has been derived from cost reimbursement research and development contracts with various government agencies promoting the development of PEM fuel cell technology and other contract revenue generated from the delivery of PEM fuel cells and related engineering and testing support services for other customers. The decrease is the result of reduced government research and development contract activity, primarily with the U.S. Department of Energy, as we complete our largest contract with them.

Our government contracts provide for the partial recovery of direct and indirect costs from the specified government agency, generally requiring us to absorb from 25% to 50% of contract costs incurred. As a result of our cost sharing requirements we will report losses on these contracts as well as any future government contracts awarded.

COST OF REVENUES. Cost of revenues for the three months ended September 30, 2001, decreased to $2.4 million from $3.0 million during the same period last year. Cost of revenues includes costs associated with research and development contracts including; compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific government contracts.

Cost of revenues also includes the direct costs incurred in the manufacture of our products as well as costs incurred for warranty obligations on our products. These costs consist primarily of product materials and fees paid to outside suppliers for subcontracted components and services. We expense the costs associated with the manufacture of our products and the costs for service and other obligations as they are incurred.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $15.1 million for the three months ended September 30, 2001 from $18.5 million for the three months ended September 30, 2000. Research and development expenses include; materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs, such as computer and network services and other general overhead costs. The decrease is primarily the result of increased focus on cost reduction including a reduction in the direct material cost of our PEM fuel cell systems by 37 percent since January 1, 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $1.8 million for the three months ended September 30, 2001 from $2.1 million for the three months ended September 30, 2000. General and administrative expense includes compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, marketing, information technology and legal services.

During last years quarter ended September 30, 2000, we recorded a one-time, non-cash charge in the amount of $7.4 million related to stock-based compensation for the Company's former President and CEO. There have been no such expenses in 2001.

INTEREST EXPENSE. Interest expense of $55,000 for the three months ended September 30, 2001 consists of interest on a long-term obligation related to a real estate purchase agreement with Mechanical Technology Inc in June, 1999, and interest paid on capital lease obligations.

INTEREST INCOME.   Interest income consists of interest earned on our cash, cash equivalents and marketable securities and decreased to $1.0 million for the three months ended September 30, 2001 from $2.0 million for the same period last year. The decrease is the result of lower average balances of cash, cash equivalents and marketable securities during the third quarter of 2001 combined with reduced interest rates on our investments.

EQUITY IN LOSSES OF AFFILIATES. Equity in losses of affiliates increased to $1.3 million for the three months ended September 30, 2001 from $938,000 last year. Equity in losses of affiliates is our proportionate share of the losses of GE Fuel Cell Systems (including our pro-rata share of increased ownership in GEFCS from 25% to 40%) and Advanced Energy Incorporated in the amount of $505,000 and amortization of intangible assets in the amount of $786,000.

INCOME TAXES.   No benefit for federal and state income taxes has been reported in the financial statements as the deferred tax asset generated from our net operating losses has been offset by a full valuation allowance.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000.

PRODUCT AND SERVICE REVENUE. Product and service revenue was $437,000 in the nine months ended September 30, 2001 compared to none during the same period last year. During the third quarter we began delivering fuel cell systems under commercial agreements. We have recognized product and service revenue in the amount of $437,000 and have deferred recognition of product and service revenue in the amount of $1.9 million as we are recognizing the revenue over the life of a related service obligation.

RESEARCH AND DEVELOPMENT CONTRACT REVENUE. Research and development contract revenue decreased to $2.8 million, for the nine months ended September 30, 2001, as compared to $6.9 million last year. Since inception, substantially all of our revenue has been derived from cost reimbursement research and development contracts with various government agencies promoting the development of PEM fuel cell technology and other contract revenue generated from the delivery of PEM fuel cells and related engineering and testing support services for other customers. The decrease is the result of reduced government research and development contract activity, primarily with the U.S. Department of Energy, as we complete our largest contract with them.

Our government contracts provide for the partial recovery of direct and indirect costs from the specified government agency, generally requiring us to absorb from 25% to 50% of contract costs incurred. As a result of our cost sharing requirements we will report losses on these contracts as well as any future government contracts awarded.

COST OF REVENUES. Cost of revenues for the nine months ended September 30, 2001, decreased to $6.6 million from $10.4 million during the same period last year. Cost of revenues includes costs associated with research and development contracts including; compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific government contracts.

Cost of revenues also includes the direct costs incurred in the manufacture of our products as well as costs incurred for warranty obligations on our products. These costs consist primarily of product materials and fees paid to outside suppliers for subcontracted components and services. We expense the costs associated with the manufacture of our products and the costs for service and other obligations as they are incurred.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, including in-process research and development decreased to $47.1 million for the nine months ended September 30, 2001 from $51.9 million for the nine months ended September 30, 2000. The amount in 2000 includes a one-time charge of $5.0 million for in-process research and development expenses related to the purchase of intellectual property related to fuel processor development. Excluding this one-time charge, research and development expenses increased by $200,000. The increase is the result of an increased amortization of prepaid development expenses in the amount of $4.7 million under our joint development programs with Engelhard and Celanese, and an increase of approximately $500,000 in amortization related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption "Intangible assets." These increases are offset by a focus on cost reduction, including a reduction in the direct material cost of our PEM fuel cell systems of 37 percent since January 1, 2001.

Research and development expenses include; materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs, such as computer and network services and other general overhead costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant at $5.3 million for the nine months ended September 30, 2001 and the nine months ended September 30, 2000. General and administrative expense includes compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, marketing, information technology and legal services.

During the nine months ended September 30, 2000, we recorded a one-time, non-cash charge in the amount of $7.4 million related to stock-based compensation expense for the Company's former President and CEO. There have been no such expenses in 2001.

INTEREST EXPENSE. Interest expense of $209,000 for the nine months ended September 30, 2001 consists of interest on a long-term obligation related to a real estate purchase agreement with Mechanical Technology Inc in June, 1999, and interest paid on capital lease obligations.

INTEREST INCOME. Interest income consists of interest earned on our cash, cash equivalents and marketable securities and decreased to $3.1 million for the nine months ended September 30, 2001 from $6.5 million for the same period last year. The decrease is the result of lower average balances of cash, cash equivalents and marketable securities during the first nine months of 2001 combined with reduced interest rates on our investments.

EQUITY IN LOSSES OF AFFILIATES. Equity in losses of affiliates increased to $2.9 million for the nine months ended September 30, 2001 from $1.9 million last year. Equity in losses of affiliates for the nine month period ended September 30, 2001 in the amount of $2.9 million is our proportionate share of the losses of GE Fuel Cell Systems (including our pro-rata share of increased ownership in GEFCS from 25% to 40%) and Advanced Energy Incorporated in the amount of $1.0 million and amortization of intangible assets in the amount of $1.9 million.

INCOME TAXES.   No benefit for federal and state income taxes has been reported in the financial statements as the deferred tax asset generated from our net operating losses has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Summary

  The Company's cash requirements depend on numerous factors, including product development activities, ability to commercialize its fuel cell systems, market acceptance of its systems and other factors. The Company expects to devote substantial capital resources to continue its development programs directed at commercializing fuel cell systems worldwide, to hire and train production staff, develop and expand manufacturing capacity and continue research and development activities. The Company will pursue expansion of its operations through internal growth and strategic acquisitions and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. In July 2001, the Company completed a public equity financing raising $51.6 million in net proceeds after fees and expenses. Simultaneous with the closing of the public financing the Company closed a private equity financing raising an additional $9.6 million in net proceeds. The Company believes that its current cash balances, including the recently completed financings are sufficient to fund operations through 2003.

We have financed our operations through September 30, 2001, primarily from the sale of equity, which has provided cash in the amount of $291.5 million. As of September 30, 2001, we had unrestricted cash, cash equivalents and marketable securities totaling $104.1 million and working capital was approximately $103.5 million. As a result of our purchase of real estate from Mechanical Technology Inc, we have escrowed $5.6 million in cash to collateralize the debt assumed on the purchase.

During the nine months ended September 30, 2001, net cash used in operating activities was $43.7 million. Cash used in investing activities during the nine months ended September 30, 2001, was $7.5 million, including $5.1 million for the purchase of marketable securities. Excluding the purchase of marketable securities, cash used in investing activities was $2.4 million for the purchase of property, plant and equipment.

  Since inception, net cash used in operating activities has been $141.7 million and cash used in investing activities has been $72.4 million, including $33.4 million for the purchase of marketable securities.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

On January 25, 2000, a legal complaint was filed against us, The Detroit Edison Company and Edison Development Company in the Wayne County, Michigan Circuit Court alleging that the entities misappropriated business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT, Inc. The allegations against us with respect to breach of contractual obligations were subsequently dismissed. We believe that the remaining allegations against us in the complaint are without merit and are vigorously contesting the litigation. We do not believe that the outcome of these actions will have a material adverse effect upon our financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of this action.

In September, 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and directors violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects. The action was brought on behalf of a class of purchasers of our stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, 14 additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553(ERK)(RML). By order dated January 25, 2001, the court appointed lead plaintiffs and lead plaintiffs' counsel. The plaintiffs then served a consolidated amended complaint, which extends the class period to begin on October 29, 1999 and alleges claims under the Securities Act of 1933 and the Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act of 1934. Subsequently, plaintiffs withdrew their claims under the Securities Act of 1933. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of our technology in a registration statement issued in connection with our initial public offering and in subsequent press releases. Our motion to dismiss these claims is pending before the court. We believe that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. We do not believe that the outcome of these actions will have a material adverse effect upon our financial position, results of operations or liquidity. However, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If the plaintiffs were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operations and liquidity.

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

On June 9, 2001, in connection with a joint development agreement, we issued and sold 96,336 shares of our common stock to Engelhard Corporation, for an aggregate purchase price of $3.0 million. As part of the transaction, Plug Power contributed $3.0 million to fund Engelhard's development efforts related to advanced catalyst.

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

     EXHIBIT NO. AND DESCRIPTION

     2.1 Agreement and Plan of Merger by and between Plug Power and Plug Power, LLC, a Delaware limited liability company, dated as of October 7, 1999. (1)

     3.1 Amended and Restated Certificate of Incorporation of Plug Power. (2)

     3.2 Amended and Restated By-laws of Plug Power. (2)

     3.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power (3)

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


                                        PLUG POWER INC.

DATE:  NOVEMBER 14, 2001                by: /s/ Roger Saillant
                                        -----------------------
                                            ROGER SAILLANT
                                        CHIEF EXECUTIVE OFFICER



                                        by: /s/ W. Mark Schmitz
                                        -----------------------
                                           W. MARK SCHMITZ
                                        CHIEF FINANCIAL OFFICER