Form 10-K
period 2001-12-31
PLUG POWER INC
filed 2002-03-29
CIK 1093691

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT

              For the transition period from ________ to ________

                        COMMISSION FILE NUMBER: 0-27527

                                PLUG POWER INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 22-3672377
                   (State or other       (I.R.S. Identification
                    jurisdiction                 Number)
                 of incorporation or
                    organization)

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

   Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [_]

   As of March 22, 2002, 50,344,959 shares of the Registrant's Common Stock were issued and outstanding. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing sale price of $10.13 on the Nasdaq National Market on March 22, 2002, was $509,994,435.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement relating to the Registrant's Annual Meeting of stockholders to be held on May 16, 2002 are incorporated by reference into Part III of this report to the extent described therein.

================================================================================

                                    PART I

Item 1.   Business

  Overview

   We design, develop and manufacture on-site electric power generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications. We were formed in 1997, as a joint venture between Edison Development Corporation (EDC), a DTE Energy Company and Mechanical Technology Incorporated (MTI). In addition, we have established strategic relationships with suppliers of key components as well as certain other development arrangements. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions, Strategic Relationships and Development Agreements.

   Our initial product is a fully integrated, grid parallel 5 kilowatt (kW) fuel cell system that operates on natural gas. This initial product is being marketed to a select number of customers, including utilities, government entities and our distribution partners, GE Fuel Cell Systems, L.L.C. and DTE Energy Technologies, Inc. This initial product is intended to offer complimentary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. We expect subsequent enhancements to expand the market opportunity for our fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation of heat and electric power.

   During 2001, a substantial portion of our business activity was focused on the development, manufacture and delivery of our initial products pursuant to contracts with a select number of customers, including the Long Island Power Authority and the New York State Energy Research and Development Authority.

  Fuel Cells and Fuel Cell Systems

   A fuel cell is an electrochemical device that combines hydrogen and oxygen from the air to produce electric power without combustion. Hydrogen is derived from a fuel such as natural gas, propane, methanol or gasoline and can also be obtained from the electrolysis of water, stored hydrogen or a hydrogen pipeline. A single PEM fuel cell consists principally of two electrodes, the anode and the cathode, separated by a polymer electrolyte membrane. Each of the electrodes is coated on one side with a platinum-based catalyst. Hydrogen fuel is fed into the anode and air enters through the cathode. Induced by the platinum catalyst, the hydrogen molecule splits into two protons and two electrons. The electrons are conducted around the membrane creating an electric current and the protons from the hydrogen molecule are transported through the polymer electrolyte membrane and combine at the cathode with the electrons and oxygen from the air to form water and produce heat. To obtain the desired level of electric power, individual fuel cells are combined into a fuel cell stack. Increasing the number of fuel cells in a stack increases the voltage, while increasing the surface area of each fuel cell increases the current.

   In addition to a fuel cell stack, a complete PEM fuel cell power system generally includes supporting subsystems, such as fuel, air supply, cooling and control, and may also require an inverter or power conditioner to change the direct current produced by a fuel cell into alternating current. If the PEM fuel cell system does not use hydrogen directly as its fuel, then a fuel processor is also required to extract hydrogen from hydrocarbon fuels such as natural gas or propane.

  Product Development and Commercialization

   We continue to advance the development of our fuel cell systems. Our research and development facility contains over 150 test stations where we conduct design optimization and verification testing, rapid-aging testing, failure mode and effects analysis, multiple technology evaluations, and endurance testing in our effort to accelerate the development and commercialization of our fuel cell systems. During 2001 we delivered 132 systems to a select number of customers, including 131 five kilowatt (kW) systems that operate on natural gas, and one 50 kW prototype system that operates on hydrogen. Further, we have significantly reduced the unit cost, size, weight and part count of our systems. Recent accomplishments include a 37% reduction in the direct material cost of our initial product since January 1, 2001.

   In addition to our initial products, we are developing combined heat and power (CHP) fuel cell systems for residential and light commercial applications. We are conducting a joint development program with Vaillant GmbH to develop a combination furnace, hot water heater and fuel cell heating appliance for the European market. We provide the fuel cell system to Vaillant who integrates the system with their commercial natural gas heating appliances, resulting in a heating and hot water system that provides supplemental electrical power. We are also developing CHP fuel cell systems for the U.S. market that provide supplemental heat as electricity is produced.

   Further, we are developing a back-up power fuel cell product that is based on our initial product, but is fueled by pure hydrogen and, therefore, does not require a fuel processor. As a result, this back-up power product is expected to be smaller and less expensive than our initial product. These units are expected to supply high quality, extended-run direct current (DC) power for the telecommunications and information technology industries.

   We also have an effort underway to create a system architecture for our future strategic product platforms which we expect will enable the flexible integration of subsystem and component modules, including a fuel processor, a fuel cell stack and power conditioning modules. We believe that this modular system architecture will enable us to produce fuel cell systems that are configurable across a range of stationary applications and operable within a customer's specific environment.

  Manufacturing

   Our goal is to manufacture reliable, efficient and safe fuel cell systems at an affordable cost. We are focusing our efforts on overall system design, component and subsystem integration, assembly, and quality control processes. We have also begun to establish a manufacturing infrastructure by installing a new management information system and developing our manufacturing processes based on lean manufacturing practices. We have a 50,000 square foot manufacturing facility, adjacent to our development laboratories, that allows us to produce our initial products. Based on our current sales expectations, we believe our manufacturing plant will provide sufficient capacity to meet our production levels for at least the next two years.

   Our strategy continues to evolve around working with third-party suppliers to design, develop or manufacture subsystems and components that we expect will achieve our cost and reliability targets. We perform significant quality testing before we integrate any third-party subsystems and components into our final assembled fuel cell systems. We have implemented a supplier approval and qualification process with the goal of improving our return on investment and cash flow by driving component and subassembly manufacturing back to our supply partners, resulting in reduced capital investment, engineering cost, product cost and inventory investments. We are focused on keeping our supply base small and establishing long term, strategic relationships with our supply chain partners. Since our inception we have formed strategic relationships to develop and supply key components, including:

      VAILLANT: In March 2000, we finalized a development agreement with Vaillant GmbH to develop a combination furnace, hot water heater and fuel cell heating appliance that will provide both heat and electricity for the home. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisitions, Strategic Relationships and Development Agreements.

      CELANESE: In April 2000, we finalized a joint development agreement with Celanese GmbH (formerly, AXIVA GmbH), to develop a high temperature membrane electrode unit for our stationary fuel cell systems. The membrane electrode unit is expected to facilitate the simplification of the fuel processor and fuel cell water management. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisitions, Strategic Relationships and Development Agreements.

      ENGELHARD: In June 2000, we finalized a joint development agreement with Engelhard Corporation for the development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisitions, Strategic Relationships and Development Agreements.

  Distribution and Marketing

   In February 1999, we entered into a joint venture agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS). GEFCS has the worldwide right to exclusively market, sell, install and service our PEM fuel cell systems designed for use in stationary power applications, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc., has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Power Systems business.

   Under our agreements, we will sell our systems directly to GEFCS, which, in turn, will identify qualified resellers who can distribute and service these systems. Under our amended distribution agreement, we may sell systems directly to governmental and quasi-governmental entities under certain circumstances. For example, in 2001, we entered into an agreement directly with the Long Island Power Authority under which they purchased from us 75 of our initial products, together with installation, maintenance, training, engineering and other technical support services for an aggregate purchase price of $7.0 million. Plug Power systems sold through GEFCS are expected to be co-branded with both the General Electric and Plug Power names and trademarks, and may also carry the brand of the local reseller. Currently, however, we expect to sell some of our initial products through GEFCS that do not carry the General Electric name and trademark.

   Potential GEFCS resellers include gas and electric utilities and new market entrants such as gas and power marketers, unregulated affiliates of utilities, appliance distributors and energy service companies. To date, GEFCS has entered into several distribution agreements, including agreements with Flint Energies, a Georgia-based rural electric cooperative, NJR Energy Holdings Corporation, an affiliate of New Jersey Natural Gas Company, Kubota Corporation of Japan, Soroof Trading Development Company Limited of Saudi Arabia and Vaillant GmbH of Remscheid, Germany, Europe's leading heating appliance manufacturer.

  Installation, Servicing and Maintenance

   Pursuant to our agreements with GEFCS, GEFCS is the exclusive provider of product support for our systems through its own service structure, sub-distributor service network and contracts with third party service providers. GEFCS' service program is expected to be closely coordinated with the commercial introduction through GEFCS of our fuel cell systems, so that a sufficient level of installation, maintenance and customer support service will be available in all areas where our systems are sold. We also expect that GEFCS will provide the warranty service for our products according to terms to be mutually agreed upon by us and GEFCS. We expect that GEFCS' service plan will be completed and the requisite service contracts will be in place prior to commercial sale of our units through GEFCS. With respect to systems that we sell directly, such as those that we deliver to governmental and quasi-governmental entities, we will provide, or enter into a subcontract to provide, these services directly.

  Proprietary Rights

   Fuel cell technology has existed since the 19th century, and PEM fuel cells were first developed in the 1950s. Consequently, we believe that neither we nor our competitors can achieve a significant proprietary position on the basic technologies currently used in PEM fuel cell systems. However, we believe the design and integration of the system and system components, as well as some of the low-cost manufacturing processes that we have developed, can be protected.

   As of December 31, 2001, we had 38 issued patents and 94 patents pending in the United States, and abroad we had 3 issued patents and 42 patents pending. These patents cover, among other things, fuel cell components that reduce manufacturing part count, fuel cell system designs that lend themselves to mass manufacturing, improvements to fuel cell system efficiency, reliability, and longer system life, and control strategies, such as added safety protections and operation under extreme conditions. Each of our employees has agreed that all inventions made or conceived while an employee of Plug Power which are related to or result from work or research that Plug Power performs will remain the sole and exclusive property of Plug Power, whether patented or not.

  Competition

   There are a number of companies located in the United States, Canada and abroad that are developing PEM fuel cell technology, including Ballard Power Systems, Inc., H Power Corp., and UTC Fuel Cells Corporation. Additionally a number of major automotive and manufacturing companies have in-house PEM fuel cell development efforts.

   We also compete with companies that are developing other types of fuel cells, such as Global Thermoelectric Inc and Sulzer-Hexis. There are four types of fuel cells other than PEM fuel cells that are generally considered to have viable commercial applications: phosphoric acid fuel cells, molten carbonate fuel cells, solid oxide fuel cells and alkaline fuel cells. Each of these fuel cells differs in the component materials, as well as in its overall operating temperature. While all fuel cell types have environmental and efficiency advantages over traditional power sources, we believe that PEM fuel cells can be manufactured less expensively and are more efficient and more practical in small-scale applications.

   Our systems will also compete with other distributed generation technologies, including microturbines and reciprocating engines, available at prices competitive with existing forms of power generation. We believe that our fuel cell systems will have a competitive advantage in that they can be more easily scaled to a range of applications and will be more efficient in following the load profile of customers. We also believe that they will be quieter, environmentally cleaner, more efficient and less expensive to install, service and maintain. Our systems will also compete with solar and wind-powered systems.

  Government Regulation

   We do not believe that we will be subject to existing federal and state regulatory commissions governing traditional electric utilities and other regulated entities. We do believe, however, that our product and its installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to among others, building codes, public safety, electrical and gas pipeline connections and related matters. The level of regulation may depend, in part, upon whether a system is placed outside or inside a home. We have worked to modify pertinent codes and standards, such as the 2002 National Electrical Code, to address the installation of fuel cell systems. Product safety standards have been established covering the overall fuel cell system (CSA FC-1 formerly ANSI Z21.83), and the power conversion electronics (UL 1741). Our product has been certified by CSA International to be in compliance with the safety requirements of CSA FC-1 and our power conditioning system, an inverter, has been listed to UL1741 by Underwriter's Laboratories. At this time, we do not know the specific requirements, if any, each jurisdiction will impose on our product or its installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our product. Once our product reaches the commercialization stage and we begin distributing our systems to our early target markets, the federal, state or local government entities or competitors may seek to impose regulations.

  Employees

   As of December 31, 2001, we had a total staff of 366, including 353 full-time employees, of which 218 were engineers, scientists, and other degreed professionals. We consider our relations with our employees to be good. We continuously monitor our workforce in an effort to identify specific areas of need or where there are job redundancies and inefficiencies based on our stage of development.

  Factors Affecting Future Results

   This Annual Report on Form 10-K contains statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, those factors described below. Readers should not place undue reliance on our forward-looking statements. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

   We may never complete the research and development of commercially viable stationary fuel cell systems.

   We are a development stage company. We do not know when or whether we will successfully complete research and development of commercially viable stationary fuel cell systems. We have produced and are currently demonstrating a number of test and evaluation systems. We must decrease the costs of our components and subsystems, improve their overall reliability and efficiency, and ensure their safety. Although we have sold a limited number of our initial products, we must complete substantial additional research and development on our systems before we will have a large-scale commercially viable product. Because development of our fuel cell systems proceeded more slowly than we anticipated, we have amended our distribution agreement with GE Fuel Cell Systems on three occasions to revise the performance specifications and prices and to extend the delivery schedule for the products covered by that agreement. In addition, while we are conducting tests to predict the overall life of our systems, we will not have run our systems over their projected useful life prior to large-scale commercialization. As a result, we cannot be sure that our systems will last as long as predicted, resulting in possible warranty claims and commercial failures.

   We have only been in business for a short time, and your basis for evaluating us is limited.

   We were formed in June 1997 to further the research and development of stationary fuel cell systems. While we delivered our initial product in the third quarter of 2001, we do not expect to be profitable for at least the next several years. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects. As an investor in our common stock, you should consider the challenges, expenses and difficulties that we will face as a development stage company seeking to develop and manufacture a new product.

   We have incurred losses and anticipate continued losses for at least the next several years.

   As of December 31, 2001, we had an accumulated deficit of $208.3 million. We have not achieved profitability and expect to continue to incur net losses until we can produce sufficient revenue to cover our costs. The total cost to produce our initial products is currently higher than their sales price. Furthermore, we anticipate that we will continue to incur losses until we can produce and sell our fuel cell systems on a large- scale and cost-effective basis. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

   A viable market for fuel cell systems may never develop or may take longer to develop than we anticipate.

   Fuel cell systems for residential, commercial and industrial applications represent an emerging market, and we do not know the extent to which our targeted distributors and resellers will want to purchase them and whether end-users will want to use them. If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our product and may be unable to achieve profitability. The development of a viable market for our systems may be impacted by many factors which are out of our control, including:

  .   the cost competitiveness of fuel cell systems,

  . the future costs of natural gas, propane and other fuels expected to be used by our systems,

  .   consumer reluctance to try a new product,

  .   consumer perceptions of our systems' safety,

  .   regulatory requirements, and

  .   the emergence of newer, more competitive technologies and products.

   We have no experience manufacturing fuel cell systems on a large-scale commercial basis.

   To date, we have focused primarily on research and development and have no experience manufacturing fuel cell systems on a large-scale commercial basis. In 2000, we completed construction of our 50,000 square foot manufacturing facility, and we are continuing to develop our manufacturing capabilities and processes. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully market our fuel cell systems. Even if we are successful in developing our manufacturing capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our distributors or customers.

   We are heavily dependent on our relationship with GE Fuel Cell Systems and its commitment to develop the fuel cell market.

   We believe that a substantial portion of our future revenue will be derived from sales of products to GE Fuel Cell Systems. Under the terms of our current distribution agreement, GE Fuel Cell Systems has worldwide rights to market, distribute, install and service our PEM fuel cell systems designed for stationary applications other than in the states of Illinois, Indiana, Michigan and Ohio. Under our distribution agreement, we will serve as GE Fuel Cell Systems' exclusive supplier of the PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement.

   We have not fully developed and produced the product that we have agreed to sell to GE Fuel Cell Systems.

   Our initial product does not meet the specifications required by our current agreement with GE Fuel Cell Systems. Economic and technical difficulties may prevent us from completing development of products meeting these specifications and delivering them on schedule to GE Fuel Cell Systems.

   In addition, our ability to successfully sell our systems is heavily dependent upon GE Fuel Cell Systems' sales, distribution and service capabilities. Although we own a minority interest in GE Fuel Cell Systems, we cannot control the operations or business decisions of GE Fuel Cell Systems. Any change in our relationship with GE Fuel Cell Systems, whether as a result of market, economic or competitive pressures, including an inability to satisfy our contractual obligations to GE Fuel Cell Systems or any decision by General Electric to alter its commitment to GE Fuel Cell Systems or our fuel cell technology in favor of other fuel cell technologies, to develop fuel cell systems targeted at different markets than ours or to focus on different energy product solutions could harm our reputation and potential earnings by depriving us of the benefits of GE Fuel Cell Systems' sales and distribution network and service capabilities.

   Our distribution agreement with GE Fuel Cell Systems has been amended on three occasions. The most recent amendment in August 2001, further amended the distribution agreement to extend its term through 2014 and to replace the product specifications, prices and delivery schedule in the current agreement with a high-level, multi-generation product plan with subsequent modifications subject to mutual agreement.

   We have not met in the past and may not meet in the future product development and commercialization milestones.

   We have established both internally and in our distribution agreement with GE Fuel Cell Systems product development and commercialization milestones and dates for achieving development goals related to technology and design improvements. We use these milestones to assess our progress toward developing commercially viable fuel cell systems. For example, 2000 was a milestone year for delivering to GE Fuel Cell Systems 485 units meeting pre-commercial specifications set forth in our agreement with them on a take-or-pay basis for a total of $10.3 million in revenue. During the second quarter of 2000, we determined that the specifications of the then current pre-commercial units did not conform to the specifications originally agreed upon with GE Fuel Cell Systems and that we would not meet that milestone. Additionally, we set internal milestones of building 500 developmental and pre-commercial units in 2000, having commercial units available in 2001 and achieving profitability by 2003. During 2000, we produced a total of only 113 systems, delayed availability of our initial product and announced that we would not be profitable for at least the next several years.

   Delays in our product development will likely have a material impact on our commercialization schedule.

   If we do experience delays in meeting our development goals or if our systems exhibit technical defects or if we are unable to meet cost or performance goals, including power output, useful life and reliability, our commercialization schedule will be delayed. In this event, potential purchasers of our initial commercial systems may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot assure you that we will successfully achieve our milestones in the future.

   We depend on third parties for certain aspects of product development, manufacturing and the development and supply of key components for our products.

   While we have entered into relationships with suppliers of key components, we do not know when or whether we will secure supply relationships for all required components and subsystems for our fuel cell systems, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations or financial condition could be harmed if we fail to secure relationships with entities which can develop or supply the required components for our systems. Additionally, the agreements governing our current relationships allow for termination by our supply partners under a number of circumstances.

   We will rely on our partners to develop and provide components for our fuel cell systems.

   A supplier's failure to develop and supply components in a timely manner, or to develop or supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our fuel cell systems. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

   In addition, platinum is a key material in our PEM fuel cells. Platinum is a scarce natural resource and we are dependent upon a sufficient supply of this commodity. While we do not anticipate significant near or long term shortages in the supply of platinum, such shortages could adversely affect our ability to produce commercially viable fuel cell systems or significantly raise our cost of producing our fuel cell systems.

   We face intense competition and may be unable to compete successfully.

   The markets for electric power generators are intensely competitive. There are a number of companies located in the United States, Canada and abroad that are developing PEM and other fuel cell technologies, such as phosphoric acid fuel cells, molten carbonate fuel cells, solid oxide fuel cells and alkaline fuel cells. Some of our competitors are much larger than we are and may have the manufacturing, marketing and sales capabilities to complete research, development and commercialization of a commercially viable fuel cell system more quickly and effectively than we can.

   There are many companies engaged in all areas of traditional and alternative electric power generation in the United States, Canada and abroad, including, among others, major electric, oil, chemical, natural gas and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. These firms are engaged in forms of power generation such as solar and wind power, reciprocating engines and microturbines, as well as grid-supplied electric power. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do.

   Changes in government regulations and electric utility industry restructuring may affect demand for our fuel cell systems.

   The market for electric power generation products is heavily influenced by federal and state governmental regulations and policies concerning the electric utility industry. The loosening of current regulatory policies could deter further investment in the research and development of alternative energy sources, including fuel cells, and could result in a significant reduction in the demand for our products. We cannot predict how the deregulation and restructuring of the industry will affect the market for stationary fuel cell systems.

   Our business may become subject to future government regulation which may impact our ability to market our products.

   We do not believe that our products will be subject to existing federal and state regulations governing traditional electric utilities and other regulated entities. We believe that our products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to, among others, building codes, public safety and electrical and gas pipeline connections. Such regulation may depend, in part, upon whether a fuel cell system is placed outside or inside a home. At this time, we do not know what requirements, if any, each jurisdiction will impose upon our products or their installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our products. In the future, federal, state or local government entities or competitors may seek to impose regulations. Any new government regulation of our products, whether at the federal, state or local level, including any regulations relating to installation and servicing of our products, may increase our costs and the price of our systems.

   Utility companies could place barriers on our entry into the residential marketplace.

   Utility companies commonly charge fees to industrial customers for disconnecting from the grid, for using less electricity or for having the capacity to use power from the grid for back-up purposes. Though these fees are not currently charged to residential users, it is possible that utility companies could in the future charge similar fees to residential customers. The imposition of such fees could increase the cost to residential customers of using our systems and could make our residential systems less desirable, thereby harming our revenue and profitability.

   Several states, including Texas, New York and California, have created and adopted or are in the process of creating or adopting their own interconnection regulations covering both technical and financial requirements for interconnection to utility grids. Depending on the complexities of the requirements, installation of our systems may become burdened with additional costs and have a negative impact on our ability to sell systems. There is also a burden in having to track the requirements of individual states and design equipment necessary to comply with the varying standards. Further, no universal standard has been adopted covering the connection of distributed generation devices to utility grids.

   Alternatives to our technology could render our systems obsolete prior to commercialization.

   Our systems are one of a number of alternative energy products being developed as supplements to the electric power grid that have potential residential, commercial and industrial applications, including microturbines, solar power, wind power and other types of fuel cell technologies. Improvements are also being made to the existing electric transmission system. Technological advances in alternative energy products, improvements in the electric power grid or other fuel cell technologies may render our systems obsolete.

   The hydrocarbon fuels and other raw materials on which our systems rely may not be readily available or available on a cost-effective basis.

   The ability of our systems to produce electric power depends largely on the availability of natural gas and propane. If these fuels are not readily available, or if their prices are such that electric power produced by our systems costs more than electric power provided through the grid, our systems would be less attractive to potential users.

   Our fuel cell systems use flammable fuels which are inherently dangerous substances.

   Our fuel cell systems use natural gas in a catalytic reaction which produces less heat than a typical gas furnace. While our fuel cell systems do not use this fuel in a combustion process, natural gas is a flammable fuel that could leak in a home or office and combust if ignited by another source. These dangers are present in any appliance that uses natural gas, such as a gas furnace, stove or dryer. Any accidents involving our products or other products using similar flammable fuels could materially suppress demand for, or heighten regulatory scrutiny of, our products. Any liability for damages resulting from malfunctions or design defects could be substantial and could materially adversely affect our business and results of operations. In addition, a well-publicized actual or perceived problem could adversely affect the market's perception of our products resulting in a decline in demand for our products and could divert the attention of our management, which may materially adversely affect our financial condition and results of operations.

   We must lower the cost of our fuel cell systems and demonstrate their reliability.

   The fuel cell systems we develop currently cost significantly more than the cost of many established competing technologies. If we are unable to produce fuel cell systems that are competitive with competing technologies in terms of price, reliability and longevity, consumers will be unlikely to buy products containing our fuel cell systems. The price of fuel cell systems depends largely on material and manufacturing costs. We cannot guarantee that we will be able to lower these costs to the level where we will be able to produce a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity.

   Failure of our field tests could negatively impact demand for our products.

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

   We may be unable to raise additional capital to complete our product development and commercialization plans.

   Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems and market acceptance of our systems. We expect to devote substantial capital resources to continue development programs, establish a manufacturing infrastructure and develop manufacturing processes. We believe that we will need to raise additional funds to achieve commercialization of our products. However, we do not know whether we will be able to secure additional funding, or funding on acceptable terms, to pursue our commercialization plans. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. If adequate funds are not available to satisfy either short- or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our development and commercialization plans, which could affect operations in future periods.

   We will need to establish additional strategic relationships to complete our product development and commercialization plans.

   We believe that we will need to enter into additional strategic relationships in order to complete our current product development and commercialization plans on schedule. In particular, we may require a partner to assist us in developing commercially viable fuel cell systems that produce in the range of 25 to 100 kW of electric power. If we are unable to identify or enter into a satisfactory agreement with potential partners, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of a partner, which would adversely affect our future prospects. In addition, any arrangement with a strategic partner may require us to issue a material amount of equity securities to the partner or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then current stockholders.

   Future acquisitions may disrupt our business and distract our management.

   We may engage in acquisitions. We may not be able to identify suitable acquisition candidates. If we do identify suitable candidates, we may not be able to acquire them on commercially acceptable terms or at all. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, an acquisition may not produce the desired revenues, earnings or business synergies. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital and management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, from an accounting perspective, acquisitions can involve non-recurring charges and amortization of significant amounts of intangible assets that could adversely affect our results of operations.

   We may not be able to protect important intellectual property.

   PEM fuel cell technology was first developed in the 1950s, and we do not believe that we can achieve a significant proprietary position in the basic technologies currently used in PEM fuel cell systems. Similarly, fuel processing technology has been practiced on a large scale in the petrochemical industry for decades. However, our ability to compete effectively against other fuel cell companies will depend, in part, on our ability to protect our proprietary technology, systems designs and manufacturing processes. We do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce.

   We may have difficulty managing change in our operations.

   We are continue to undergo rapid change in the scope and breadth of our operations as we advance the development of our products. Such rapid change is likely to place a significant strain on our senior management team and other resources. We will be required to make significant investments in our engineering, logistics, financial and management information systems and to motivate and effectively manage our employees. Our business, prospects, results of operations or financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid change.

   We face risks associated with our plans to market, distribute and service our products internationally.

   We intend to market, distribute and service our PEM fuel cell systems for stationary applications internationally through GE Fuel Cell Systems. We have limited experience developing, and no experience manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on GE Fuel Cell Systems' ability to secure relationships with foreign sub-distributors and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates.

   Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our fuel cell systems, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

   We rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge. These agreements may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have and prevent us from being the first company to commercialize residential fuel cell systems.

   Our government contracts could restrict our ability to effectively commercialize our technology.

   Some of our technology has been developed under government funding by the United States and by other countries. In some cases, government agencies in the United States can require us to obtain or produce components for our systems from sources located in the United States rather than foreign countries. Our contracts with government agencies are also subject to the risk of termination at the convenience of the contracting agency, potential disclosure of our confidential information to third parties and the exercise of "march-in" rights by the government. March-in rights refer to the right of the United States government or government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. The implementation of restrictions on our sourcing of components or the exercise of march-in rights could harm our business, prospects, results of operations or financial condition. In addition, under the Freedom of Information Act, any documents that we have submitted to the government or to a contractor under a government funding arrangement is subject to public disclosure that could compromise our intellectual property rights unless such documents are exempted as trade secrets or as confidential information and treated accordingly by such government agencies.

   Our future plans could be harmed if we are unable to attract or retain key personnel.

   We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, manufacturing and marketing professionals. Our future success will depend, in part, on our ability to attract and retain qualified management and technical personnel. We do not know whether we will be successful in hiring or retaining qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could materially and adversely affect our development and commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

   GE MicroGen and DTE Energy have representatives on our Board of Directors.

   Under our agreement with GE MicroGen we are required to use our best efforts to cause one individual nominated by GE Power Systems, an operating business of General Electric Company, to be elected to our Board of Directors for as long as our distribution agreement with GE Fuel Cell Systems remains in effect. Currently, John G. Rice serves on our Board of Directors as the GE Power Systems nominee to our Board. In addition, a current employee of DTE Energy, Anthony F. Earley, Jr., and a former employee of DTE Energy, Larry G. Garberding, currently serve on our Board of Directors. Both GE Fuel Cell Systems and DTE Energy have entered into distribution agreements with us.

   We are subject to a securities class action litigation.

   In September 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and directors violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects. The action was brought on behalf of a class of purchasers of our stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553(ERK)(RML). By order dated January 25, 2001, the Court appointed lead plaintiffs and lead plaintiffs' counsel. Subsequently, the plaintiffs served a consolidated amended complaint. The consolidated amended complaint extends the class period to begin on October 29, 1999 and alleges claims under the Securities Act of 1933 and the Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act of 1934. Subsequently, Plaintiffs withdrew their claims under the Securities Act of 1933. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of our technology in a registration statement issued in connection with our initial public offering and in subsequent press releases. We served our motion to dismiss the claims in May 2001. We believe that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. We do not believe that the outcome of these actions will have a material adverse effect upon our financial position, results of operations or liquidity. However, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If the plaintiffs were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operations and liquidity.

   Our stock price has been and could remain volatile.

   The market price of our common stock has historically experienced and may continue to experience significant volatility. Since our initial public offering in October 1999, the market price of our common stock has fluctuated from a high of $149.75 per share in the first quarter of 2000, to a low of $7.53 per share in the fourth quarter of 2001. Our progress in developing and commercializing our products, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we may be the subject of additional securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Item 2.  Properties

   Our principal executive offices are located in Latham, New York. At our 36 acre campus, we own a 56,000 square foot research and development center, a 32,000 square foot office building and a 50,000 square foot manufacturing facility and believe that these facilities are sufficient to accommodate our anticipated production volumes for at least the next two years.

Item 3.  Legal Proceedings

   On or about September 14, 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and a director violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects. The action was brought on behalf of a class of purchasers of Plug Power stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553 (ERK) (RML). By order dated January 25, 2001, the Court appointed lead plaintiffs and lead plaintiffs' counsel. Subsequently the plaintiffs served a consolidated amended complaint, which extends the class period to begin on October 29, 1999, and alleges claims under Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the Securities & Exchange Commission, 17 C.F.R. 240 10b-5. Subsequently, Plaintiffs withdrew their claims under the Securities Act of 1933. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of the Company's technology in a registration statement and proxy statement issued in connection with the Company's initial public offering and in subsequent press releases, and are seeking damages. The Company believes that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If Plaintiffs were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operation and liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   Market Information. Our common stock is traded on the Nasdaq National Market under the symbol "PLUG." As of December 31, 2001, there were 1,385 shareholders of record. However, management believes that a significant number of shares are held by brokers under a "nominee name" and that the actual number of beneficial shareholders exceeds 70,000. The following table sets forth high and low last reported sale prices for our Common Stock as reported by the Nasdaq National Market for the periods indicated:

                                      Closing sales prices
                                      --------------------
                                         High       Low
                                       -------    ------
                      2000
                         1st Quarter. $149.75    $25.75
                         2nd Quarter. $ 92.00    $39.44
                         3rd Quarter. $ 70.00    $36.02
                         4th Quarter. $ 36.50    $ 9.44

                      2001
                         1st Quarter. $ 31.38    $12.69
                         2nd Quarter. $ 35.40    $12.88
                         3rd Quarter. $ 21.43    $ 6.70
                         4th Quarter. $ 10.02    $ 7.53

   Dividend Policy. We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.

      Recent Sales of Unregistered Securities and Use of Proceeds.

      We issued securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act") in the following transactions. The securities issued in each of the transactions were offered and sold in reliance upon Section 4(2) of the Securities Act.

      On July 19, 2001, we issued and sold 416,666 shares of our common stock to GE Power Systems Equities, Inc., an indirect wholly-owned subsidiary of General Electric Company and an additional 416,666 shares of our common stock to Edison Development Corporation, an indirect wholly-owned subsidiary of DTE Energy Company for an aggregate offering price of $10,000,000.

      On August 21, 2001, we issued to GE Power Systems Equities, Inc., an indirect wholly-owned subsidiary of General Electric Company, an option to purchase up to 725,000 shares of our common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. The option was issued in connection with and as consideration for an amendment to our agreements with GE MicroGen, Inc. and GE Fuel Cell Systems, LLC as well as the issuance to us of an additional 15% ownership interest in GE Fuel Cell Systems, LLC.

Item 6.  Selected Financial Data

   The following tables set forth selected financial data and other operating information of the Company. The selected statement of operations and balance sheet data for 2001, 2000, 1999, 1998 and 1997 as set forth below are derived from the audited financial statements of the Company. The information is only a summary and you should read it in conjunction with the Company's audited financial statements and related notes and other financial information included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                      Years Ended December 31,
                                           -----------------------------------------------
                                             2001      2000      1999      1998    1997 **
                                           --------- --------- --------- -------- --------
                                                (in thousands, except per share data)
Statement Of Operations:
Product and service revenue............... $   2,574 $      -- $      -- $     -- $     --
Research and development contract Revenue.     3,168     8,378    11,000    6,541    1,194
                                           --------- --------- --------- -------- --------
Total revenue.............................     5,742     8,378    11,000    6,541    1,194
Cost of revenues..........................    11,291    13,055    15,498    8,864    1,226
In-process research and development.......        --     4,984        --       --    4,043
Research and development expense:
   Noncash stock-based compensation.......     1,301       248        --       --       --
   Other research and development.........    59,299    65,657    20,506    4,633    1,301
General and administrative expense:
   Noncash stock-based compensation.......       502     7,595     3,228      212       --
   Other general and administrative.......     6,990     8,572     6,699    2,541      630
Interest expense..........................       260       363       190       --       --
                                           --------- --------- --------- -------- --------
   Operating loss.........................  (73,901)  (92,096)  (35,121)  (9,709)  (6,006)
Interest income...........................     4,070     8,181     3,124       93      103
                                           --------- --------- --------- -------- --------
Loss before equity in losses of affiliates  (69,831)  (83,915)  (31,997)  (9,616)  (5,903)
Equity in losses of affiliates............   (3,281)   (2,327)   (1,472)       --       --
                                           --------- --------- --------- -------- --------
Net loss.................................. $(73,112) $(86,242) $(33,469) $(9,616) $(5,903)
                                           ========= ========= ========= ======== ========
Loss per share:
   Basic and diluted...................... $  (1.56) $  (1.99) $  (1.27) $ (0.71) $ (0.62)
                                           ========= ========= ========= ======== ========
Weighted average number of common.........
shares outstanding........................    46,840    43,308    26,283   13,617    9,500
                                           ========= ========= ========= ======== ========
Balance Sheet Data:
(at end of the period)
Working capital........................... $  90,366 $  83,352 $ 169,212 $  2,692 $  2,667
Total assets..............................   151,374   150,829   216,126    8,093    4,846
Current portion of long-term obligations..       530       577       553       --       --
Long-term obligations.....................     6,172     6,707     6,517       --       --
Stockholders' equity......................   135,003   134,131   201,407    5,493    3,597

--------
** For the period June 27 (date of inception) to December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with our accompanying Financial Statements and Notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should not rely on these forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, our ability to develop a commercially viable fuel cell system; the cost and timing of developing our fuel cell systems; market acceptance of our fuel cell systems; our reliance on our relationship with General Electric; competitive factors, such as price competition, competition from other power technologies and competition from other fuel cell companies; the cost and availability of components and parts for our fuel cell systems; the ability to raise and provide the necessary capital to develop, manufacture and market our fuel cell systems; the cost of complying with current and future governmental regulations; and other risks and uncertainties discussed under Item I--Business under the caption "Factors Affecting Future Results."

Overview

   We design, develop and manufacture on-site electric power generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications. We are a development stage company formed in June 1997 as a joint venture to further the development of fuel cells for electric power generation in stationary applications. During 2001, a substantial portion of our business activity was focused on the development, manufacture and delivery of our initial products pursuant to contracts with a select number of customers, including the Long Island Power Authority and the New York State Energy Research and Development Authority.

   We continue to advance the development of our product. Since inception, we have devoted substantially all of our resources toward the development of PEM fuel cell systems. Our research and development facility contains over 150 test stations where we conduct design optimization and verification testing, rapid-aging testing, failure mode and effects analysis, multiple technology evaluations, and endurance testing in our effort to accelerate the development and commercialization of our fuel cell systems. During 2001, we delivered 132 systems to a select number of customers, including 131 five kilowatt (kW) systems that operate on natural gas, and one 50 kW prototype system that operates on hydrogen. Further, we have significantly reduced the unit cost, size, weight and part count of our systems. Recent accomplishments include a 37% reduction in the direct material cost of our initial product since January 1, 2001.

   Through December 31, 2001, our stockholders in the aggregate have contributed $291.9 million in cash, including $93.0 million in net proceeds from our initial public offering and $51.6 million in net proceeds from our follow-on public offering of common stock, and $33.4 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and equity interests in affiliates.

   From inception through December 31, 2001, we have incurred losses of $208.3 million and expect to continue to incur losses as we continue our product development and commercialization programs and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the related service requirements necessary to monitor those systems and potential design changes required as a result of field testing.

Acquisitions, Strategic Relationships and Development Agreements

   Since our inception in June 1997, we have formed strategic relationships with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers.

   GE Entities: In February 1999, we entered into a joint venture agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service certain of our PEM fuel cell systems under 35 kW designed for use in residential, commercial and industrial stationary power applications on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc., has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Power Systems business.

   In August 2001, we amended our agreements with GE MicroGen, Inc. and GEFCS to expand GEFCS' exclusive worldwide distribution rights to include all of our stationary PEM fuel cell systems. Under the terms of our distribution agreement with GEFCS, we will serve as GEFCS' exclusive supplier of the PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement.

   Additionally, we increased our ownership interest in GEFCS from 25% to 40%. In return, we granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of our common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. This option was recorded as an increase to our investment in GEFCS at a fair value of $5.0 million. We also replaced the product specifications, prices and delivery schedule in our distribution agreement with a high-level, multi-generation product plan, with subsequent modifications being subject to mutual agreement, and extended the term of the agreement to December 31, 2014.

   Under our agreements, we will sell our systems directly to GEFCS, which, in turn, will identify qualified resellers who can distribute and service these systems. However, under the amended distribution agreement, we may sell systems directly to governmental and quasi-governmental entities, under certain circumstances. For example, in 2001 we entered into an agreement directly with the Long Island Power Authority under which they purchased from us 75 of our initial products, together with installation, maintenance, training, engineering and other technical support services for an aggregate purchase price of $7.0 million. Plug Power systems sold through GEFCS will be co-branded with both the General Electric and Plug Power names and trademarks, and may also carry the brand of the local reseller. Currently, however, we expect to sell some of our initial products through GEFCS that do not carry the General Electric name and trademark.

   Potential GEFCS resellers include gas and electric utilities and new market entrants such as gas and power marketers, unregulated affiliates of utilities, appliance distributors and energy service companies. To date, GEFCS has entered into several distribution agreements, including agreements with Flint Energies, a Georgia-based rural electric cooperative, NJR Energy Holdings Corporation, an affiliate of New Jersey Natural Gas Company, Kubota Corporation of Japan, Soroof Trading Development Company Limited of Saudi Arabia and Vaillant GmbH of Remscheid, Germany, Europe's leading heating appliance manufacturer.

   Also pursuant to our agreements, GEFCS is the exclusive provider of product support for our systems through its own service structure, sub-distributor service network and contracts with third party service providers. GEFCS' service program is expected to be closely coordinated with the commercial introduction through GEFCS of our fuel cell systems, so that a sufficient level of installation, maintenance and customer support service will be available in all areas where our systems are sold. We also expect that GEFCS will provide the warranty service for our products according to terms to be mutually agreed upon by us and GEFCS. We expect that GEFCS' service plan will be completed and the requisite service contracts will be in place prior to commercial sale of our units through GEFCS. With respect to systems that we sell directly, such as those that we deliver under our agreements with governmental and quasi-governmental entities, we will provide, or enter into a subcontract to provide, these services directly.

   Under a separate agreement, we have agreed to source, from General Electric, technical support services for our product development effort, including engineering, testing, manufacturing and quality control services. We have committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. Through December 31, 2001, we have purchased approximately $5.0 million of such services. We have also entered into a separate agreement with General Electric Company under which General Electric acts as our agent in procuring certain equipment, parts and components. In addition, General Electric has agreed to provide training services to our employees regarding procurement activities.

   Gastec: In February 2000, we acquired from Gastec, NV, a Netherlands-based company, certain fixed assets and all of its intellectual property related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electric power. The total purchase price was $14.8 million, paid in cash. In connection with the transaction, we recorded in-process research and development expense in the amount of $5.0 million, fixed assets in the amount of $192,000 and intangible assets in the amount of $9.6 million (including a trained work force).

   The amount attributable to in-process research and development was valued using an income approach which reflects the present value of future avoided costs we estimate that we would otherwise have spent if we were to acquire the exclusive rights to this technology, for its remaining useful life, from another entity. We then discounted the net avoided cost using a 40% discount rate which we believe is consistent with the risk associated with this early stage technology. This amount was further adjusted to reflect the technology's state of completion, of approximately 30%, in order to reflect the value of the in-process research and development attributable to the efforts of the seller up to the date of the transaction. The fixed assets were capitalized at their fair value and are being depreciated over their useful life and the intangible assets have been capitalized and are being amortized over 36 months. Through December 31, 2001, we have expensed $6.2 million related to the intangible assets.

   Vaillant: In March 2000, we finalized a development agreement with Vaillant GmbH (Vaillant), to develop a combination furnace, hot water heater and fuel cell system that will provide both heat and electricity for the home. Under the agreement, Vaillant will obtain fuel cells and gas-processing components from GEFCS and then will produce the fuel cell heating appliances for its customers in Germany, Austria, Switzerland and the Netherlands, and for GEFCS customers throughout Europe.

   Celanese: In April 2000, we finalized a joint development agreement with Celanese GmbH, to develop a high temperature membrane electrode unit. Under the agreement, we and Celanese will exclusively work together on the development of a high temperature membrane electrode unit for our stationary fuel cell system applications. As part of the agreement we will contribute an estimated $4.1 million (not to exceed $4.5 million) to fund our share of the development efforts over the course of the agreement. As of December 31, 2001, we have contributed $1.5 million under the terms of the agreement and have accrued an additional $1.8 million. These amounts have been expensed and represent our estimated share of the development efforts performed to date. We are in the process of negotiating extension and revision of the terms of our agreement with Celanese.

   Engelhard: In June 2000, we finalized a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the agreements we will contribute $10.0 million to fund Engelhard's development efforts, and Engelhard will acquire $10.0 million of our common stock. The agreements also specify rights and obligations for Engelhard to supply products to us over the next 10 years. Through December 31, 2001, we have contributed a total of $8.0 million under the terms of the agreement while Engelhard has acquired $8.0 million of our common stock. Of this amount, $6.2 million has been expensed with the remaining $1.8 million being recorded under the balance sheet caption "Prepaid development costs" as of December 31, 2001.

   Advanced Energy Incorporated: In March 2000, we acquired a 28% ownership interest in Advanced Energy Incorporated, in exchange for a combination of $1.5 million in cash and our common stock valued at approximately $828,000. We account for our interest in Advanced Energy Incorporated on the equity method of accounting and adjust our investment by our proportionate share of income or losses. During the year ended December 31, 2001, Advanced Energy Incorporated had sales of approximately $3.3 million and an operating and net loss of approximately $941,000.

Results of Operations

  Comparison of the Years Ended December 31, 2001 and December 31, 2000.

   Product and service revenue. Product and service revenue was $2.6 million in the year ended December 31, 2001. There was no product and service revenue during the same period last year. In the third quarter of 2001 we began delivering fuel cell systems under our initial commercial agreements to a select number of customers in order to demonstrate, test and evaluate these systems. During 2001, we delivered 132 systems to these select customers, including 131 five kilowatt (kW) systems that operate on natural gas, and one 50 kW prototype system that operates on hydrogen. Under these initial commercial agreements, we are recognizing revenue over the period of underlying service and other contractual obligations. For the year ended December 31, 2001, we recognized product and service revenue in the amount of $2.6 million and deferred recognition of product and service revenue in the amount of $5.5 million. The costs associated with the product, service and other obligations are expensed as they are incurred.

   Research and development contract revenue. Research and development contract revenue primarily relates to cost reimbursement government contracts related to the development of PEM fuel cell technology. Research and development contract revenue decreased to $3.2 million for the year ended December 31, 2001 from $8.4 million for the year ended December 31, 2000. The decrease is the result of completion of government contracts with the U.S. Department of Energy and New York State Energy Research and Development Authority. Although we intend to continue certain government contract work, we expect future contract revenue will continue to decrease on a comparable basis with prior periods, as we focus on bringing our product to the commercial marketplace.

   Cost of revenues. Cost of revenues for the year ended December 31, 2001, decreased to $11.3 million from $13.1 million during the same period last year. Cost of revenues includes the direct costs incurred in the manufacture of our products as well as costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of productive materials and fees paid to outside suppliers for subcontracted components and services.

   Cost of revenues also includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific government contracts.

   Noncash research and development expense. Noncash research and development expense increased to $1.3 million for the year ended December 31, 2001 from $248,000 for the year ended December 31, 2000. Noncash research and development expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

   Other Research and development expense. Other research and development expense decreased to $59.3 million for the year ended December 31, 2001 from $65.7 million for the year ended December 31, 2000. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs.

   Research and development expenses also include amortization of prepaid development expenses in the amount of $5.8 million under our joint development programs with Engelhard and Celanese, recorded on our balance sheet under the caption "Prepaid development costs" and amortization in the amount of $3.4 million related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption "Intangible assets".

   The decrease in other research and development expense of $6.4 million was primarily attributable to the commencement of sales activity in the third quarter of 2001. The costs associated with the product, service and other obligations of these agreements are expensed as they are incurred and are recorded under the caption "Cost of revenues".

   The year ended December 31, 2000 also included $5.0 million expensed as in-process research and development at the time of our acquisition of intellectual property related to fuel processor development, from Gastec, in the first quarter of 2000.

   Noncash general and administrative expense. Noncash general and administrative expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided. Noncash general and administrative expense, consisting of stock-based compensation, decreased to approximately $502,000 for the year ended December 31, 2001 from $7.6 million for the year ended December 31, 2000. During the year ended December 31, 2000, we recorded a noncash charge in the amount of $7.4 million related to stock-based compensation for our former President and Chief Executive Officer.

   Other general and administrative expense. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services. Other general and administrative expense decreased to $7.0 million for the year ended December 31, 2001 from $8.6 million for the year ended December 31, 2000. The decrease is primarily the result of a charge to operations in year 2000 in the amount of $840,000 related to a payment in-kind for services provided by Southern California Gas Company combined with more efficient spending in support of operations.

   Interest expense. Interest expense consists of interest on a long-term obligation assumed from MTI in June 1999 as part of a real estate purchase agreement and interest paid on capital lease obligations. Interest expense was $260,000 for the year ended December 31, 2001, compared to $363,000 for the year ended December 31, 2000.

   Interest income. Interest income consists of interest earned on our cash and cash equivalents and marketable securities and decreased to $4.1 million for the year ended December 31, 2001, from $8.2 million for 2000. The decrease was due to lower interest rates in 2001 compared to 2000 on lower average monthly balances.

   Equity in losses of affiliates. Equity in losses of affiliates increased to $3.3 million for the year ended December 31, 2001 from $2.3 million in 2000. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems (including our pro-rata share of increased ownership in GEFCS from 25% to 40%) and Advanced Energy Incorporated in the amount of $548,000 and amortization of intangible assets in the amount of $2.7 million.

   Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

  Comparison of the Years Ended December 31, 2000 and December 31, 1999.

   Research and development contract revenue. Research and development contract revenue decreased to $8.4 million for the year ended December 31, 2000 from $11.0 million for the year ended December 31, 1999. The decrease is the result of completion of government contracts with the U.S. Department of Energy. Although we intend to continue certain government contract work, we expect future contract revenue will continue to decrease on a comparable basis with prior periods, as we focus on bringing our initial product to the commercial marketplace. During 2000, we produced a total of 113 systems for both onsite and offsite testing, including four developmental and 18 prototype units of our initial product.

   Cost of revenues. Cost of revenues were $13.1 million for the year ended December 31, 2000, as compared to $15.5 million for the year ended December 31, 1999. While contract costs decreased as a result of our reduced government contract activity, the percentage of contract cost compared to contract revenue increased due to greater cost sharing requirements on those contracts. The result was a loss on contracts of $4.7 million for the year ended December 31, 2000 compared to a loss on contracts of $4.5 million for the year ended December 31, 1999.

   Research and development expense. Research and development expense, including $248,000 of noncash stock-based compensation representing the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided, increased to $65.9 million for the year ended December 31, 2000 from $20.5 million for the year ended December 31, 1999.

   The increase of $45.4 million was primarily attributable to the growth of our research and development activities which included a 60% increase in the labor base to approximately 500 employees, production of 113 test and evaluation residential PEM fuel cell systems (an increase of 61 systems), amortization of capitalized development expense in the amount of $1.9 million under our joint development programs with Engelhard and Celanese, recorded on our balance sheet under the caption "Prepaid development costs," and amortization in the amount of $2.8 million related to the portion of the Gastec purchase price which was capitalized and recorded on our balance sheet under the caption "Intangible assets". The year ended December 31, 2000 also included $5.0 million expensed as in-process research and development at the time of our acquisition of intellectual property related to fuel processor development, from Gastec, in the first quarter of 2000.

   Noncash general and administrative expense. Noncash general and administrative expense, consisting of stock-based compensation, increased to $7.6 million for the year ended December 31, 2000 from $3.2 million for the year ended December 31, 1999. During the year ended December 31, 2000, we recorded a noncash charge in the amount of $7.4 million related to stock-based compensation for our former President and Chief Executive Officer. Additionally, we recorded $169,000 related to performance-based options issued to employees.

   During the year ended December 31, 1999, we recognized $2.3 million in noncash stock-based compensation expense in connection with our original formation agreements which provided Mechanical Technology Incorporated the right to earn noncash credits relating to services it rendered prior to our formation in connection with securing future government contracts. Upon our formation, Mechanical Technology Incorporated contributed its fuel cell operations to us and we received the right to these government contracts if ever awarded in the future. When these contracts were awarded to us, Mechanical Technology Incorporated earned the noncash credits, entitling it to receive 2,250,000 shares of common stock with a fair value at the time of grant of $2.3 million. Additionally, we recorded $144,000 related to performance-based options issued to employees and consultants and an $835,000 charge to operations for the modification of a stock option agreement.

   Other general and administrative expense. Other general and administrative expense increased to $8.6 million for the year ended December 31, 2000 from $6.7 million, which includes a $1.9 million charge for the write-off of deferred rent, for the year ended December 31, 1999. The increase is the result of a charge to operations in the amount of $840,000 related to a payment in-kind for services provided by Southern California Gas Company combined with increased personnel cost and general expenses associated with expanding operations.

   In June 1999, we entered into a real estate purchase agreement with Mechanical Technology Incorporated to acquire our current facility, a portion of which we previously leased from them. As a result, we wrote off deferred rent expense in the amount of $1.9 million for the year ended December 31, 1999.

   Interest expense. Interest expense was $363,000 for the year ended December 31, 2000, compared to $190,000 for the year ended December 31, 1999.

   Interest income. Interest income increased to $8.2 million for the year ended December 31, 2000, from $3.1 million for the year ended December 31, 1999. The increase was due to interest earned on higher balances of cash and cash equivalents available throughout 2000, which resulted from our initial public offering of common stock and the exercise of warrants and stock purchase commitments by our existing stockholders during the fourth quarter of 1999.

   Equity in losses of affiliates. Equity in losses of affiliates increased to $2.3 million for the year ended December 31, 2000 from $1.5 million for the year ended December 31, 1999. Equity in losses of affiliates consists of our proportionate share of the losses of GE Fuel Cell Systems and Advanced Energy Incorporated combined with goodwill amortization on those investments, which we account for under the equity method of accounting. During the year ended December 31, 2000 we recorded $759,000 as our proportionate share of the losses of GE Fuel Cell Systems and Advanced Energy Incorporated and $1.6 million related to amortization of intangibles on those investments.

   Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

   We were taxed as a partnership prior to November 3, 1999, the effective date of our merger into a C corporation, and the federal and state income tax benefits of our losses were recorded by our stockholders. Effective on November 3, 1999, we began accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes".

Critical Accounting Policies and Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles and related disclosure requires management to make estimates and assumptions that affect:

  .   the amounts reported for assets and liabilities;

  . the disclosure of contingent assets and liabilities at the date of the financial statements; and

  . the amounts reported for revenues and expenses during the reporting period.

   Specifically, management must use estimates in determining the economic useful lives of assets, including identifiable intangibles, and various other recorded or disclosed amounts. Therefore, the Company's financial statements and related disclosure are necessarily affected by these estimates. Management evaluates these estimates on an ongoing basis, utilizing historical experience and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from estimates. To the extent that actual outcomes differ from estimates, or additional facts and circumstances cause management to revise estimates, the Company's financial position as reflected in its financial statements will be affected. Any effects on business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

   Management believes that the following are the Company's most critical accounting policies affected by the estimates and assumptions the Company must make in the preparation of its financial statements and related disclosure:

   Revenue recognition: We are a development stage enterprise in the beginning stages of field testing and marketing our initial commercial products to a limited number of customers, including utilities, government entities and our distribution partners. This initial product is a limited edition fuel cell system ("System" or "Unit") that is intended to offer complimentary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements to our Systems are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation and uninterruptible power supply (UPS) applications.

   We apply the guidance within Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) to our initial sales contracts to determine when to properly recognize revenue. Our initial commercial sales are contract specific arrangements containing multiple obligations, that may include a combination of continued service, maintenance and other support, as well as cancellation privileges. Presently, we defer recognition of product and service revenue where all of the criteria for revenue recognition have not yet been achieved.

   For the year ended December 31, 2001, we recognized product and service revenue in the amount of $2.6 million and deferred recognition of product and service revenue in the amount of $5.5 million. The deferred revenue is being recognized over the contractual period of the underlying service and other contractual obligations. The costs associated with the product, service and other obligations are expensed as they are incurred.

   As we gain commercial experience, including field experience relative to service and warranty based on the sales of our initial products, the fair values for the multiple elements within our future contracts may become determinable and we may, in future periods, recognize revenue upon delivery of the Unit or we may continue to defer recognition, based on application of appropriate guidance within the existing authoritative literature.

   Valuation of long-lived and intangible assets and goodwill: We assess the impairment of identifiable intangible and long-lived assets and related goodwill, if any, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

  . significant underperformance relative to expected historical or projected future operating results;

  . significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  .   significant negative industry or economic trends;

  .   significant decline in our stock price for a sustained period; and

  .   our market capitalization relative to net book value.

   When we determine that the varying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". On January 1, 2002, we implemented SFAS No. 142 and, as a result, we are required to perform an initial impairment review in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

   Accounting for income taxes: As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since inception. These differences result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $88.9 million as of December 31, 2001, due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance which could materially impact our financial position and results of operations. At December 31, 2001, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero at December 31, 2001.

Recent Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 141, Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

   The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

   Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations.

   As of the date of adoption of SFAS No. 142, January 1, 2002, the Company expects to have unamortized identifiable intangible assets in the amount of $14.9 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to these identifiable intangible assets was $4.8 million, $3.9 million and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively and amortization expense related to goodwill was $1.3, $443,000 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company's consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. Management anticipates that the adoption of this Statement will not have a material effect on the Company's consolidated financial statements.

Liquidity and Capital Resources

  Summary

   Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors.

We expect to devote substantial capital resources to continue our development programs directed at commercializing our fuel cell systems for worldwide use, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash, cash equivalents and marketable securities balances will provide sufficient capital to funds operations for at least the next twelve months.

   We have financed our operations through December 31, 2001 primarily from the sale of equity, which has provided cash in the amount of $291.9 million. As of December 31, 2001, we had unrestricted cash and cash equivalents and marketable securities totaling $92.7 million and working capital of $90.4 million. As a result of our purchase of real estate from Mechanical Technology Incorporated, we have escrowed an additional $5.3 million in cash to collateralize the debt assumed on the purchase. Since inception, net cash used in operating activities has been $153.6 million and cash used in investing activities has been $78.3 million.

  Public Offerings

   In November 1999, we completed an initial public offering of 6,782,900 shares of common stock which includes additional shares purchased pursuant to exercise of the underwriters' overallotment option. We received proceeds of $93.0 million, which was net of $8.7 million of expenses and underwriting discounts relating to the issuance and distribution of the securities.

   In July 2001, we completed a follow-on public offering of 4,575,000 shares of common stock which includes additional shares purchased pursuant to exercise of the underwriters' overallotment option. We received proceeds of $51.6 million, which was net of $3.3 million of expenses and underwriting discounts relating to the issuance and distribution of the securities.

  Private Placements

   In July 2001, simultaneous with the closing of the follow-on public offering, we closed a private equity financing of 416,666 shares of common stock to GE Power Systems Equities, Inc., an indirect wholly-owned subsidiary of General Electric Company, and 416,666 shares of common stock to Edison Development Corporation, an indirect wholly-owned subsidiary of DTE Energy Company, raising an additional $9.6 million in net proceeds.

  Capital Contributions

   We were formed in June 1997 as a joint venture between Mechanical Technology Incorporated and Edison Development Corporation, an indirect wholly-owned subsidiary of DTE Energy Company. At formation, Mechanical Technology Incorporated contributed assets related to its fuel cell program, including intellectual property, 22 employees, equipment and the right to receive government contracts for research and development of PEM fuel cell systems, if awarded. Edison Development Corporation contributed or committed to contribute $9.0 million in cash, expertise in distributed power generation and marketplace presence to distribute and sell stationary fuel cell systems.

   In January 1999, we entered into an agreement with Mechanical Technology Incorporated and Edison Development Corporation pursuant to which we had the right to require Edison Development Corporation and Mechanical Technology Incorporated to make capital contributions of $22.5 million each, an aggregate of $45.0 million, through December 31, 2000. In September 1999, we made a capital call of $4.0 million, and Mechanical

Technology Incorporated and Edison Development Corporation each contributed $2.0 million in cash in exchange for 266,667 shares of common stock. Both Mechanical Technology Incorporated and Edison Development Corporation contributed the remaining $41.0 million immediately prior to our initial public offering in exchange for an aggregate of 5,466,666 shares of common stock.

   In June 1999, we entered into a real estate purchase agreement with Mechanical Technology Incorporated to acquire approximately 36 acres of land, two commercial buildings and a residential building located in Latham, New York. This property is the location of our current facilities, including a newly constructed production facility. As part of the real estate transaction we assumed a $6.2 million letter of credit issued by KeyBank National Association for the express purpose of servicing $6.2 million of debt related to Industrial Development Revenue Bonds issued by the Town of Colonie Industrial Development Agency. As consideration for the purchase, we issued 704,315 shares of common stock to Mechanical Technology Incorporated, valued at $6.67 per share. In connection with this transaction we wrote off deferred rent expense, in the amount of $1.9 million, related to a 10-year facilities lease on one of the purchased buildings, at a favorable lease rate.

   Also in June 1999, Edison Development Corporation purchased 704,315 shares of common stock for $4.7 million in cash under provisions of our original formation documents that allowed Edison Development Corporation and Mechanical Technology Incorporated to maintain equal ownership percentages in us.

   As of December 31, 2001, Mechanical Technology Incorporated had made aggregate cash contributions of $27.0 million plus noncash contributions of $14.2 million, while Edison Development Corporation had made aggregate cash contributions of $46.2 million, including $5.0 million in connection with the closing of a private placement of 416,666 shares of our common stock in July, 2001.

  GE Fuel Cell Systems

   In February 1999, we entered into a joint venture agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service certain of our PEM fuel cell systems under 35 kW designed for use in residential, commercial and industrial stationary power applications on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc., has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Power Systems business. In connection with the original formation of GEFCS, we issued 2,250,000 shares of our common stock to GE MicroGen, Inc. in exchange for a 25% interest in GEFCS. We capitalized $11.3 million, the fair value of the shares issued, under the caption "Investment in affiliates" in our consolidated financial statements. We also issued a warrant to GE MicroGen, Inc. to purchase 3,000,000 additional shares of common stock at a price of $12.50 per share. GEFCS exercised this option immediately prior to our initial public offering for a total exercise price of $37.5 million in cash.

   In August 2001, we amended our agreements with GE Microgen, Inc. and GEFCS to expand GEFCS' exclusive worldwide distribution rights to include all of our stationary PEM fuel cell systems. In addition, we increased our ownership interest in GEFCS from 25% to 40%. In return, we granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of our common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. We also replaced the product specifications, prices and delivery schedule in our distribution agreement with a high-level, multi-generation product plan, with subsequent modifications being subject to mutual agreement, and extended the term of the agreement to December 31, 2014. In connection with the amendment, we capitalized $5 million, the fair value of the option to purchase 725,000 shares of Plug Power common stock, under the caption "Investment in affiliates" in our consolidated financial statements.

   Under a separate agreement, we have agreed to source, from General Electric, technical support services for our product development effort, including engineering, testing, manufacturing and quality control services. We have committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. We have also entered into a separate agreement with General Electric Company under which General Electric acts as our agent in procuring certain equipment, parts and components. In addition, General Electric has agreed to provide training services to our employees regarding procurement activities.

  Southern California Gas Company

   In April 1999, Southern California Gas Company purchased 1,000,000 shares of common stock for $6.7 million and agreed to provide $840,000 of market research and services related to distributed power generation technologies, including PEM fuel cell systems. Additionally, Southern California Gas Company received a warrant to purchase an additional 350,000 shares of common stock at an exercise price of $8.50 per share which was exercised by Southern California Gas Company immediately prior to our initial public offering for a total exercise price of $3.0 million in cash.

   During the year ended December 31, 2000, Southern California Gas Company fulfilled its obligation to provide market research and services and we recorded a charge to operations in the amount of $840,000.

  Private Investors

   In February 1999, two investors, including Michael J. Cudahy, one of our former directors, purchased 1,500,000 shares of common stock for a total of $10.0 million. In addition, Mr. Cudahy received a warrant to purchase 400,000 shares of common stock at a price of $8.50 per share, which was exercised by Mr. Cudahy immediately prior to our initial public offering for a total exercise price of $3.4 million in cash.

   In April 1999, an unrelated investor purchased 299,850 common shares for $2.0 million.

  Grant Agreement

   We were awarded and received $1.0 million under a grant from the State of New York. The grant is for the express purpose of promoting employment. Terms of the grant require us to meet certain employment criteria, as defined, over a five year period. If we fail to meet the specified criteria, we must repay the unearned portion of the grant.

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

Item 8.  Financial Statements and Supplementary Data

   The Company's Consolidated Financial Statements included in this Report beginning at page F-1 are incorporated in this Item 8 by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   On November 20, 2001, the Company dismissed PricewaterhouseCoopers LLP as the Company's independent accountants. On December 3, 2001, the Company engaged KPMG LLP as its independent auditors for the year ended December 31, 2001. The Company filed reports on Form 8-K with the Securities and Exchange Commission with respect to this matter.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   (a) Directors

       Incorporated herein by reference is the information appearing under the caption "Information about our Directors" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

   (b) Executive Officers

       Incorporated herein by reference is the information appearing under the caption "Executive Officers" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

   Incorporated herein by reference is the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference is the information appearing under the caption "Principal Stockholders" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

   Incorporated herein by reference is the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      14(a)(1) Financial Statements

      The financial statements and notes are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

      14(a)(2) Financial Statement Schedules

      Consolidated financial statement schedules not filed herein have been omitted as they are not applicable or the required information or equivalent information has been included in the consolidated financial statements or the notes thereto.

      14(a)(3) Exhibits

      Exhibits are as set forth in the "List of Exhibits" which immediately precedes the Index to Consolidated Financial Statements on page F-1 of this Report.

      14(b) Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the quarterly period ended December 31, 2001:

      On November 28, 2001, the Company filed a report on Form 8-K disclosing that on November 20, 2001, the Company had dismissed PricewaterhouseCoopers LLP as its independent accountants.

      On December 6, 2001, the Company filed a report Form 8-K report with the Securities and Exchange Commission disclosing that, on November 20, 2001, the Company dismissed PricewaterhouseCoopers LLP as its independent accountants and that the Company engaged KPMG LLP as the Company's independent public accountants effective December 3, 2001.

      14(c) Exhibits

      Exhibits are as set forth in the "List of Exhibits" which immediately precedes the Index to the Consolidated Financial Statements on page F-1 of this report.

      14(d) Other Financial Statements

      Not applicable.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PLUG POWER INC.

                                          By:     /s/   ROGER SAILLANT
                                           ------------------------------------
                                                 Roger Saillant, President
Date: March 29, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                             Title                        Date
          ---------                             -----                        ----

     /s/ ROGER SAILLANT
----------------------------- President, Chief Executive Officer
       Roger Saillant         and Director Principal Executive Officer) March 29, 2002

     /s/ W. MARK SCHMITZ
----------------------------- Chief Financial Officer (Principal
       W. Mark Schmitz        Financial Officer and Accounting Officer) March 29, 2002

 /s/ ANTHONY F. EARLEY, JR.
-----------------------------
   Anthony F. Earley, Jr.     Director                                  March 29, 2002

   /s/ LARRY G. GARBERDING
-----------------------------
     Larry G. Garberding      Director                                  March 29, 2002

    /s/ DOUGLAS T. HICKEY
-----------------------------
      Douglas T. Hickey       Director                                  March 29, 2002

    /s/ GEORGE C. MCNAMEE
-----------------------------
      George C. McNamee       Director                                  March 29, 2002

      /s/ JOHN G. RICE
-----------------------------
        John G. Rice          Director                                  March 29, 2002

     /s/ WALTER L. ROBB
-----------------------------
       Walter L. Robb         Director                                  March 29, 2002

  /s/ JOHN M. SHALIKASHVILI
-----------------------------
    John M. Shalikashvili     Director                                  March 29, 2002

    /s/ ANASTASIA M. SONG
-----------------------------
      Anastasia M. Song       Director                                  March 29, 2002

                               List of Exhibits

   Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.25, 10.28, 10.29, 10.30, 10.31, 10.32, 10.33, 10.34, 10.38, 10.41, 10.42 and 10.43 represent the management contracts or compensation plans filed pursuant to Item 14(c) of the Form 10-K.


  Exhibit No.
and Description
---------------

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

     10.14      Agreement, dated as of June 26, 1997, between the New York State Energy Research and
                  Development Authority and Plug Power, LLC, and amendments thereto dated as of
                  December 17, 1997 and March 30, 1999. (1)

  Exhibit No.
and Description
---------------

     10.15      Agreement, dated as of January 25, 1999, between the New York State Energy Research and
                  Development Authority and Plug Power, LLC. (1)

     10.16      Agreement, dated as of September 30, 1997, between Plug Power, LLC and the U.S.
                  Department of Energy. (1)

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

     10.21      Development Collaboration Agreement, dated as of July 30, 1999, by and between Joh.
                  Vaillant GMBH. U. CO. and Plug Power, LLC. (1)

     10.22      Agreement of Sale, dated as of June 23, 1999, between Mechanical Technology, Incorporated and Plug Power, LLC. (1)

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

     10.36      Registration Rights Agreement to be entered into by the Registrant and the stockholders of the
                  Registrant. (2)

  Exhibit No.
and Description
---------------
     10.37      Registration Rights Agreement to be entered into by Plug Power, L.L.C. and GE On-Site
                  Power, Inc. (2)
     10.38      Agreement dated September 11, 2000, between Plug Power Inc. and Gary Mittleman. (3)
     10.39      Amendment No. 1 to Distributor Agreement dated February 2, 1999, between GE Fuel Cell
                  Systems L.L.C. and Plug Power Inc. (3)

     10.40      Amendment to Distributor Agreement dated February 2, 1999, made as of July 31, 2000, between GE Fuel Cell Systems L.L.C. and Plug Power Inc. (3)

     10.41      Agreement, dated as of December 15, 2000, between Plug Power Inc. and Roger Saillant. (3)

     10.42      Agreement dated February 13, 2001, between Plug Power Inc. and William H. Largent. (3)

     10.43      Amendment dated September 19, 2000 to agreement, dated as of August 6, 1999, between
                  Plug Power Inc. and Gregory A. Silvestri. (3)

     10.44      Joint Development Agreement, dated as of June 2, 2000, between Plug Power Inc. and
                  Engelhard Corporation (3)

     10.45      Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems,
                  L.L.C. dated August 21, 2001, between GE MicroGen, Inc. and Plug Power Inc. (4)

     10.46      Side Letter, dated August 21, 2001, to Amended and Restated Limited Liability Company
                  Agreement of GE Fuel Cell Systems, L.L.C. between GE MicroGen, Inc. and Plug Power
                  Inc. (4)

     10.47      First Amendment, dated July 25, 2001, to Registration Rights Agreement entered into by Plug
                  Power, L.L.C. and GE On-Site Power, Inc. (4)

     10.48      Amended and Restated Distribution Agreement, dated as of August 21, 2001, between GE
                  Fuel Cell Systems, LLC and Plug Power, LLC (4)(5)

     10.49      Investment Agreement dated July 25, 2001, by and between Plug Power Inc. GE Power
                  Systems Equities Inc. (4)

     10.50      Option to Purchase Common Stock of Plug Power Inc. by GE Power Systems Equities, Inc.,
                  dated August 21, 2001 (4)

     10.51      Services Agreement, dated March 17, 2000, between Plug Power Inc. and General Electric
                  Company (4)(5)

     10.52      Amendment, dated September 18, 2000, to the Services Agreement between Plug Power Inc.
                and General Electric Company (4)

     10.53      Amendment, dated December 31, 2000, to the Services Agreement between Plug Power Inc.
                  and General Electric Company (4)

     10.54      Amendment, dated March 31, 2001, to the Services Agreement between Plug Power Inc. and
                General Electric Company (4)

     10.55      Amendment No.1, dated February 27, 2002, to Services Agreement, between Plug Power Inc.
                  and GE Microgen (f/k/a GE On-Site Power) (4)

      23.1      Consent of KPMG LLP (4)

      23.2      Consent of PricewaterhouseCoopers LLP (4)

--------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-86089).
(2) Incorporated by reference to the Company's Form 10-K for the period ended December 31, 1999.
(3) Incorporated by reference to the Company's Form 10-K for the period ended December 31, 2000.
(4) Filed herewith.
(5) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 Page
                                                                                 ----
Independent Auditors' Report.................................................... F-2
Report of Independent Accountants............................................... F-3
Consolidated balance sheets as of December 31, 2001 and 2000.................... F-4
Consolidated statements of operations for the years ended December 31, 2001
  2000 and 1999 and cumulative amounts from inception........................... F-5
Consolidated statements of cash flows for the years ended December 31, 2001,
  2000 and 1999 and cumulative amounts from inception........................... F-6
Consolidated statements of stockholders' equity for the years ended December 31,
  2001, 2000 and 1999........................................................... F-7
Notes to consolidated financial statements...................................... F-8

                         Independent Auditors' Report

The Board of Directors and Stockholders
Plug Power Inc.:

   We have audited the accompanying consolidated balance sheet of Plug Power Inc. and subsidiary (a development stage enterprise) as of December 31, 2001, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2001 and for the period June 27, 1997 (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The cumulative consolidated statements of operations, stockholders' equity, and cash flows for the period June 27, 1997 (inception) to December 31, 2001 include amounts for the period from June 27, 1997 (inception) to December 31, 1997 and for each of the years in the three-year period ending December 31, 2000, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period June 27, 1997 through December 31, 2000 is based solely on the report of other auditors.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plug Power Inc. and subsidiary (a development stage enterprise) as of December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2001 and for the period June 27, 1997 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Albany, New York
February 8, 2002

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Plug Power Inc. and Subsidiary:

   In our opinion, the 2000 and 1999 consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plug Power Inc. and its subsidiary at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

Albany, New York
February 9, 2001

                        PLUG POWER INC. and Subsidiary
                       (A Development Stage Enterprise)

                          Consolidated Balance Sheets

                                                                             December 31,   December 31,
                                                                                 2001           2000
                                                                             -------------  -------------
                                  Assets
Current assets:
   Cash and cash equivalents................................................ $  53,648,145  $  58,511,563
   Restricted cash..........................................................       310,000        290,000
   Marketable securities....................................................    39,034,314     28,221,852
   Accounts receivable......................................................     2,608,321      1,415,049
   Inventory................................................................     2,271,278      2,168,006
   Prepaid development costs................................................     1,760,131      2,041,668
   Prepaid expenses and other current assets................................       932,719        694,178
                                                                             -------------  -------------
       Total current assets.................................................   100,564,908     93,342,316
Restricted cash.............................................................     5,000,274      5,310,274
Property, plant and equipment, net..........................................    30,240,631     32,290,492
Intangible asset............................................................     3,470,139      6,827,066
Investment in affiliates....................................................    11,498,000      9,778,784
Prepaid development costs...................................................            --      2,513,093
Other assets................................................................       600,055        767,193
                                                                             -------------  -------------
       Total assets......................................................... $ 151,374,007  $ 150,829,218
                                                                             =============  =============
                   Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable......................................................... $     762,972  $   3,479,031
   Accrued expenses.........................................................     3,421,106      5,934,529
   Deferred revenue.........................................................     5,684,793        200,000
   Current portion of capital lease obligation and long-term debt...........       330,072        377,201
                                                                             -------------  -------------
       Total current liabilities............................................    10,198,943      9,990,761
   Long-term debt...........................................................     5,000,274      5,310,274
   Deferred revenue.........................................................       400,000        600,000
   Capital lease obligation.................................................         4,706         30,346
   Other liabilities........................................................       767,193        767,193
                                                                             -------------  -------------
       Total liabilities....................................................    16,371,116     16,698,574
                                                                             -------------  -------------
Commitments and contingencies (see footnote 13)
Stockholders' equity:
   Preferred stock, $0.01 par value per share; 5,000,000 shares authorized;
     none issued and outstanding............................................            --             --
   Common stock, $0.01 par value per share; 245,000,000 shares authorized at December 31, 2001 and December 31, 2000;
     50,322,928 shares issued and outstanding, December 31, 2001
     and 43,795,513 shares issued and outstanding, December 31, 2000........       503,229        437,955
   Paid-in capital..........................................................   342,842,203    268,923,203
   Deficit accumulated during the development stage.........................  (208,342,541)  (135,230,514)
                                                                             -------------  -------------
       Total stockholders' equity...........................................   135,002,891    134,130,644
                                                                             -------------  -------------
       Total liabilities and stockholders' equity........................... $ 151,374,007  $ 150,829,218
                                                                             =============  =============

   The accompanying notes are an integral part of the consolidated financial statements.

                        PLUG POWER INC. and Subsidiary
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

 For the years ended December 31, 2001 , 2000 and 1999 and Cumulative Amounts
                                from Inception




                                                                                              Cumulative
                                               December 31,   December 31,   December 31,      Amounts
                                                   2001           2000           1999       from Inception
                                               -------------  -------------  -------------  --------------
Product and service revenue...................  $  2,573,434   $         --   $         --  $   2,573,434
Research and development contract revenue.....     3,168,091      8,378,200     11,000,344     30,281,205
                                               -------------  -------------  -------------  -------------
Total revenue.................................     5,741,525      8,378,200     11,000,344     32,854,639
Cost of revenues..............................    11,290,891     13,055,437     15,497,837     49,934,453
In-process research and development...........            --      4,984,000             --      9,026,640
Research and development expense:
   Noncash stock-based compensation...........     1,300,807        247,782             --      1,548,589
   Other research and development.............    59,299,042     65,656,604     20,506,156    151,395,408
General and administrative expense:
   Noncash stock-based compensation...........       502,370      7,595,073      3,228,800     11,538,243
   Other general and administrative...........     6,990,119      8,572,256      6,699,482     25,433,535
Interest expense..............................       259,958        362,996        189,586        812,540
                                               -------------  -------------  -------------  -------------
   Operating loss.............................   (73,901,662)   (92,095,948)   (35,121,517)  (216,834,769)
Interest income...............................     4,070,419      8,181,265      3,123,955     15,571,978
                                               -------------  -------------  -------------  -------------
   Loss before equity in losses of affiliates.   (69,831,243)   (83,914,683)   (31,997,562)  (201,262,791)
Equity in losses of affiliates................    (3,280,784)    (2,327,216)    (1,471,750)    (7,079,750)
                                               -------------  -------------  -------------  -------------
   Net loss...................................  $(73,112,027)  $(86,241,899)  $(33,469,312) $(208,342,541)
                                               =============  =============  =============  =============
Loss per share:
   Basic and diluted.......................... ($       1.56) ($       1.99) ($       1.27)
                                               =============  =============  =============
Weighted average number of common
 shares outstanding...........................    46,840,091     43,308,158     26,282,705
                                               =============  =============  =============

   The accompanying notes are an integral part on the consolidated financial statements.

                        PLUG POWER INC. and Subsidiary
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the years ended December 31, 2001 , 2000 and 1999 and cumulative amounts from inception


                                                             December 31,       December 31,        December 31,
                                                                 2001               2000                1999
                                                             ------------       -------------       ------------
Cash Flows From Operating Activities:

Net loss.................................................... $(73,112,027)      $ (86,241,899)      $(33,469,312)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization...........................    4,750,510           3,037,818          1,352,186
    Equity in losses of affiliates..........................    3,280,784           2,327,216          1,471,750
    Amortization of intangible asset........................    3,356,927           2,797,434                 --
    Noncash prepaid development costs.......................    5,419,630             820,239                 --
    Loss on disposal of property, plant and equipment.......      108,625                  --                 --
    In-kind services........................................           --             840,000                 --
    Stock-based compensation................................    2,013,177           8,096,779          3,228,800
    Amortization of deferred grant revenue..................     (200,000)           (200,000)                --
    Amortization of deferred rent...........................           --                  --            100,000
    Write-off of deferred rent..............................           --                  --          1,850,000
    In-process research and development.....................           --                  --                 --
    Changes in assets and liabilities :.....................
       Accounts receivable..................................   (1,193,272)          3,797,894         (4,612,988)
       Inventory............................................     (103,272)         (1,863,295)          (290,064)
       Due from investor....................................           --                  --            685,306
       Prepaid development costs............................      375,000            (375,000)                --
       Prepaid expenses and other current assets............     (238,541)           (569,798)          (102,466)
       Accounts payable and accrued expenses................   (5,229,482)          1,764,938          5,334,376
       Deferred revenue.....................................    5,484,793                  --          1,000,000
       Due to investor......................................           --                  --           (286,492)
                                                             ------------       -------------       ------------
          Net cash used in operating activities.............  (55,287,148)        (65,767,674)       (23,738,904)
                                                             ------------       -------------       ------------
Cash Flows From Investing Activities:
    Purchase of property, plant and equipment...............   (2,678,802)        (11,994,519)       (10,788,262)
    Proceeds from disposal of property, plant and
     equipment..............................................       36,666                  --                 --
    Purchase of intangible asset............................           --          (9,624,500)                --
    Investment in affiliate.................................           --          (1,500,000)                --
    Marketable securities...................................  (10,812,462)        (28,221,852)                --
                                                             ------------       -------------       ------------
          Net cash used in investing activities.............  (13,454,598)        (51,340,871)       (10,788,262)
                                                             ------------       -------------       ------------
Cash Flows From Financing Activities:
    Proceeds from issuance of common stock..................    9,600,000                  --        115,242,782
    Proceeds from initial public offering, net..............           --                  --         94,611,455
    Proceeds from secondary public offering, net............   52,017,750                  --                 --
    Stock issuance costs....................................     (429,199)                 --         (1,639,577)
    Proceeds from stock option exercises....................    2,782,546           4,201,480             41,907
    Cash placed in escrow...................................      290,000             275,000         (5,875,274)
    Principal payments on capital lease obligations.........     (92,769)..           (77,658)           (65,963)
    Principal payments on long-term debt....................     (290,000)           (275,000)          (285,000)
                                                             ------------       -------------       ------------
          Net cash provided by financing activities.........   63,878,328           4,123,822        202,030,330
                                                             ------------       -------------       ------------
(Decrease) increase in cash and cash equivalents............   (4,863,418)       (112,984,723)       167,503,164
Cash and cash equivalents, beginning of period..............   58,511,563         171,496,286          3,993,122
                                                             ------------       -------------       ------------
Cash and cash equivalents, end of period.................... $ 53,648,145       $  58,511,563       $171,496,286
                                                             ============       =============       ============

                                                               Cumulative
                                                                Amounts
                                                             from Inception
                                                             --------------
Cash Flows From Operating Activities:

Net loss.................................................... $(208,342,541)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization...........................     9,827,364
    Equity in losses of affiliates..........................     7,079,750
    Amortization of intangible asset........................     6,154,361
    Noncash prepaid development costs.......................     6,239,869
    Loss on disposal of property, plant and equipment.......       108,625
    In-kind services........................................     1,340,000
    Stock-based compensation................................    13,550,756
    Amortization of deferred grant revenue..................      (400,000)
    Amortization of deferred rent...........................       150,000
    Write-off of deferred rent..............................     1,850,000
    In-process research and development.....................     4,042,640
    Changes in assets and liabilities :.....................
       Accounts receivable..................................    (2,608,321)
       Inventory............................................    (2,271,278)
       Due from investor....................................       286,492
       Prepaid development costs............................            --
       Prepaid expenses and other current assets............      (910,805)
       Accounts payable and accrued expenses................     4,135,970
       Deferred revenue.....................................     6,484,793
       Due to investor......................................      (286,492)
                                                             -------------
          Net cash used in operating activities.............  (153,568,817)
                                                             -------------
Cash Flows From Investing Activities:
    Purchase of property, plant and equipment...............   (28,193,370)
    Proceeds from disposal of property, plant and
     equipment..............................................        36,666
    Purchase of intangible asset............................    (9,624,500)
    Investment in affiliate.................................    (1,500,000)
    Marketable securities...................................   (39,034,314)
                                                             -------------
          Net cash used in investing activities.............   (78,315,518)
                                                             -------------
Cash Flows From Financing Activities:
    Proceeds from issuance of common stock..................   140,342,782
    Proceeds from initial public offering, net..............    94,611,455
    Proceeds from secondary public offering, net............    52,017,750
    Stock issuance costs....................................    (2,068,776)
    Proceeds from stock option exercises....................     7,025,933
    Cash placed in escrow...................................    (5,310,274)
    Principal payments on capital lease obligations.........      (236,390)
    Principal payments on long-term debt....................      (850,000)
                                                             -------------
          Net cash provided by financing activities.........   285,532,480
                                                             -------------
(Decrease) increase in cash and cash equivalents............    53,648,145
Cash and cash equivalents, beginning of period..............            --
                                                             -------------
Cash and cash equivalents, end of period.................... $  53,648,145
                                                             =============

   The accompanying notes are an integral part of the consolidated financial statements.

                        PLUG POWER INC. and Subsidiary
                       (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the years ended December 31, 2001 , 2000 and 1999

                                                                          Deficit
                                                                        Accumulated
                                         Common stock      Additional   During the        Total
                                      -------------------   Paid-in     Development   Stockholders'
                                        Shares    Amount    Capital        Stage         Equity
                                      ---------- -------- ------------ -------------  -------------
Balance, January 1, 1999............. 17,150,000 $171,500 $ 20,840,500 $ (15,519,303) $  5,492,697
Initial public offering--net.........  6,782,900   67,829   92,904,049                  92,971,878
Capital contributions................ 19,058,480  190,585  119,749,979                 119,940,564
Stock issued for equity in affiliate.                       11,250,000                  11,250,000
Stock based compensation.............                        3,228,800                   3,228,800
Amortization of deferred rent expense                          100,000                     100,000
Write-off deferred rent expense......                        1,850,000                   1,850,000
Stock option exercises...............     24,128      241       41,666                      41,907
Net loss.............................                                    (33,469,312)  (33,469,312)
                                      ---------- -------- ------------ -------------  ------------
Balance, December 31, 1999........... 43,015,508  430,155  249,964,994   (48,988,615)  201,406,534
Stock issued for equity in affiliate.      7,000       70      827,680                     827,750
Stock issued for development
  agreement..........................    104,869    1,048    4,998,952                   5,000,000
Stock issued to employees............      3,041       31      253,893                     253,924
Stock based compensation.............                        7,842,855                   7,842,855
Stock option exercises...............    632,378    6,324    3,786,704                   3,793,028
Stock issued under employee stock
  purchase plan......................     32,717      327      408,125                     408,452
In-kind services.....................                          840,000                     840,000
Net loss.............................                                    (86,241,899)  (86,241,899)
                                      ---------- -------- ------------ -------------  ------------
Balance, December 31, 2000........... 43,795,513  437,955  268,923,203  (135,230,514)  134,130,644
Public offering, net.................  4,575,000   45,750   51,542,801                  51,588,551
Private placement proceeds, net......    833,332    8,333    9,591,667                   9,600,000
Stock issued for development
  agreement..........................     96,336      963    2,999,037                   3,000,000
Stock based compensation.............    189,084    1,891    7,011,286                   7,013,177
Stock option exercises...............    760,531    7,606    2,044,348                   2,051,954
Stock issued under employee stock
  purchase plan......................     73,132      731      729,861                     730,592
Net loss.............................                                    (73,112,027)  (73,112,027)
                                      ---------- -------- ------------ -------------  ------------
Balance, December 31, 2001........... 50,322,928 $503,229 $342,842,203 $(208,342,541) $135,002,891
                                      ========== ======== ============ =============  ============


   The accompanying notes are an integral part of the consolidated financial statements.

                        PLUG POWER INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

  Description of Business

   Plug Power Inc. and subsidiary (Company), was originally formed as a joint venture between Edison Development Corporation (EDC) and Mechanical Technology Incorporated (MTI) in the State of Delaware on June 27, 1997 and succeeded by merger to all of the assets, liabilities and equity of Plug Power, L.L.C. in November 1999.

   The Company is a development stage enterprise formed to research, develop, manufacture and distribute on-site electric power generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications and is in the preliminary stages of field testing and marketing its initial commercial product to a limited number of customers, including utilities, government entities and the Company's distribution partners, GE Fuel Cell Systems, LLC and DTE Energy Technologies, Inc. This initial product is a limited edition fuel cell system that is intended to offer complimentary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements to its fuel cell systems are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation of heat and electric power.

  Liquidity

   The Company's cash requirements depend on numerous factors, including but not limited to product development activities, ability to commercialize its fuel cell systems, market acceptance of its systems and other factors. The Company expects to continue to devote substantial capital resources to its development programs directed at commercializing fuel cell systems worldwide, to hire and train production staff, develop and expand manufacturing capacity and continue research and development activities. The Company will pursue expansion of its operations through internal growth and strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions.

   In July 2001, the Company completed a follow-on public offering of 4,575,000 shares of common stock which includes additional shares purchased pursuant to exercise of the underwriters' overallotment option. The Company received proceeds of $51.6 million, net of $3.3 million of expenses and underwriting discounts relating to the issuance and distribution of the securities. Simultaneous with the closing of the follow-on public offering, the Company closed a private equity financing of 416,666 shares of common stock to GEPS Equities, Inc., an indirect wholly-owned subsidiary of General Electric Company, and 416,666 shares of common stock to Edison Development Corporation, an indirect wholly-owned subsidiary of DTE Energy Company, raising an additional $9.6 million in net proceeds.

   At December 31, 2001, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $92.7 million and working capital of $90.4 million. Management believes that the Company's current available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

2.  Summary of Significant Accounting Policies

  Principles of Consolidation

   The consolidated financial statements include the financial statements of Plug Power Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

                        PLUG POWER INC. AND SUBSIDIARY

  Reclassifications

   Certain prior year amounts have been reclassified to conform to the 2001 presentation.

  Cash Equivalents and Restricted Cash

   Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

   At December 31, 2001 and 2000, the Company has restricted cash in the amount of $5,310,274 and $5,600,274, respectively, that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, "Restricted cash" in the accompanying consolidated balance sheets.

  Marketable Securities

   Marketable securities includes investments in corporate debt securities and US Treasury obligations which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities would be reflected in other comprehensive income
(loss) and as a separate component of stockholders' equity. There was no significant difference between cost and fair value of these investments at December 31, 2001, 2000 or 1999.

  Inventory

   Inventory is stated at the lower of average cost or market and consists of raw materials.

  Product and Service Revenue

   Generally, product and service revenue is recorded when products are shipped, customer acceptance has occurred and as other significant contractual obligations are met. The Company applies the guidance within Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) in the evaluation of its contracts to determine when to properly recognize revenue. The Company's initial commercial sales for the delivery of limited edition fuel cell systems are contract specific arrangements containing multiple obligations, that may include a combination of continued service, maintenance and other support, as well as certain cancellation privileges.

   The Company defers recognition of product and service revenue where all of the criteria for revenue recognition have not yet been achieved. Product and service revenue excludes revenue which has been deferred and is being recognized over the period of the underlying service and other contractual obligations within the Company's initial commercial agreements for the delivery of fuel cell systems. At December 31, 2001, the Company has deferred product and service revenue in the amount of $5.5 million.

  Government contract revenue

   The Company enters into research and development contracts with government agencies under various pricing arrangements. Government contracting revenue is classified as research and development contract revenue in the accompanying consolidated statements of operations. Revenue from "time and material" contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Revenue from "cost-plus-fixed-fee" contracts is recognized on the basis of reimbursable contract costs incurred during the period, plus a percentage of the fixed fee.

                        PLUG POWER INC. AND SUBSIDIARY

   Property, plant and equipment are stated at cost or fair value at the date of purchase under purchase accounting. Machinery and equipment under capital leases are stated at the present value of minimum lease payments. Expenditures for maintenance and repairs are expensed as costs are incurred.

   Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Machinery and equipment held under capital leases are amortized straight line over the shorter of the lease term or estimated useful life of the asset.

   The Company provides for depreciation and amortization of buildings, building improvements and machinery and equipment over the following estimated useful lives:

                       Buildings..............   20 years
                       Building improvements.. 5-20 years
                       Machinery and equipment 3-15 years

  Investments in Affiliated Companies

   Investments in two affiliated companies, GE Fuel Cell Systems LLC (GEFCS) and Advanced Energy Incorporated, are accounted for by the equity method. The Company would recognize a loss when there is a loss in value in the investment which is other than a temporary decline.

  Intangible Assets

   Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company's identifiable intangibles is three to ten years.

  Impairment of Intangibles and Long-Lived Assets

   The Company assesses the impairment of identifiable intangibles, goodwill and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business and significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

  Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Research and Development

   Costs incurred in the research and development of the Company's fuel cell systems are expensed as incurred.

                        PLUG POWER INC. AND SUBSIDIARY

  Stock-Based Compensation

   The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25", to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

  Per Share Amounts

   Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (such as stock options and warrants).

   The following table provides calculations of basic and diluted earnings per share:

                                            Year Ended December 31,
                                   ----------------------------------------
                                       2001          2000          1999
                                   ------------  ------------  ------------
    Numerator:
       Net loss................... $(73,112,027) $(86,241,899) $(33,469,312)
                                   ============  ============  ============
    Denominator:
       Weighted average number of
         common shares............   46,840,091    43,308,158    26,282,705
                                   ============  ============  ============

   No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive.

  Use of Estimates

   The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Recent Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

                        PLUG POWER INC. AND SUBSIDIARY

   The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

   Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations.

   As of the date of adoption of SFAS No. 142, January 1, 2002, the Company expects to have unamortized identifiable intangible assets in the amount of $14.9 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to these identifiable intangible assets was $4.8 million, $3.9 million and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively and amortization expense related to goodwill was $1.3, $443,000 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company's consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the

                        PLUG POWER INC. AND SUBSIDIARY
acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. Management anticipates that the adoption of this Statement will not have a material effect on the Company's consolidated financial statements.

3.  Investment in Affiliates

GE Fuel Cell Systems, LLC

   In February 1999, the Company entered into a joint venture agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service certain of their PEM fuel cell systems under 35 kW designed for use in residential, commercial and industrial stationary power applications on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc., has exclusive distribution rights. GE MicroGen, Inc. is an indirect wholly owned subsidiary of General Electric Company that operates within the GE Power Systems Business. In connection with the formation of GEFCS, the Company issued 2,250,000 shares of its common stock to GE MicroGen, Inc. As of the date of issuance of such shares, the Company capitalized $11.3 million, the fair value of the shares issued. The difference between the amount capitalized and the amount of the underlying equity in net assets of GEFCS is being amortized on a straight line basis over a ten year period, the term of the original distribution agreement. In accordance with the terms of the agreement, General Electric will provide capital, in the form of a loan not to exceed $8.0 million, to fund the operations of GEFCS.

   In August 2001, the Company amended their agreements with GE MicroGen and GEFCS to expand GEFCS' exclusive worldwide distribution rights to include all of their stationary PEM fuel cell systems. In addition, the Company increased their ownership interest in GEFCS from 25% to 40%. In return, the Company granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of their common stock. The Company also replaced the product specifications, prices and delivery schedule in their distribution agreement with a high-level, multi-generation product plan, with subsequent modifications being subject to mutual agreement, and extended the term of the agreement to December 31, 2014. In connection with these transactions, the Company capitalized $5.0 million, the fair value of the option to purchase 725,000 shares of Plug Power common stock, under the caption "Investment in affiliates" in the accompanying consolidated balance sheets, and is amortizing this amount over the remaining term of the original distribution agreement.

   The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption "Equity in losses of affiliates" in the accompanying consolidated statements of operations. GEFCS had an operating and net loss of $901,510 for the

                        PLUG POWER INC. AND SUBSIDIARY
year ended December 31, 2001. For the years ended December 31, 2001, 2000 and 1999, equity in losses of affiliates, related to GEFCS, was $1,687,627, $1,690,146 and $1,471,750 including goodwill amortization of $1,402,750, $1,125,000 and $1,031,250, respectively. Accumulated amortization at December 31, 2001 and 2000 was $3,559,000 and 2,156,250, respectively.

   Under a separate agreement, the Company has agreed to source, from GE, technical support services for its product development effort, including engineering, testing, manufacturing and quality control services. The Company has committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. Through December 31, 2001, the Company has purchased approximately $5.0 million of such services. In addition, the Company has also entered into a separate agreement with General Electric Company under which General Electric acts as the agent in procuring certain equipment, parts and components. In addition, General Electric has agreed to provide training services to the Company's employees regarding procurement activities.

  Advanced Energy Incorporated

   In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Incorporated (AEI), (formerly Advanced Energy Systems, Inc.), in exchange for a combination of $1.5 million cash and Plug Power common stock valued at approximately $828,000. The Company accounts for its interest in AEI on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. The excess of the cost of the stock of AEI exceeded the Company's underlying equity in net assets by approximately $1,773,000 at the acquisition date and is being amortized straight line over 20 months. For the year ended December 31, 2001, AEI had sales of approximately $3.3 million and an operating and net loss of approximately $941,000. The Company has recorded equity in losses of affiliates, related to AEI, of $1,593,159 and $637,070, including goodwill amortization of $1,329,585 and $443,194, for the years ended December 31, 2001 and 2000, respectively. Accumulated amortization at December 31, 2001 and 2000 was $1,772,779 and $443,194, respectively. As AEI is privately held, the market value of this investment is not readily determinable.

4.  Property, Plant and Equipment

   Property, plant and equipment at December 31, 2001 and 2000 consists of the following;

                                                   December 31, December 31,
                                                       2000         2001
                                                   ------------ ------------
    Land.......................................... $    90,000  $    90,000
    Buildings.....................................  14,757,080   14,757,080
    Building improvements.........................   6,020,212    5,525,306
    Machinery and equipment.......................  18,698,355   16,732,395
                                                   -----------  -----------
                                                    39,565,647   37,104,781
    Less accumulated depreciation and amortization  (9,325,016)  (4,814,289)
                                                   -----------  -----------
    Property, plant, and equipment, net........... $30,240,631  $32,290,492
                                                   ===========  ===========

   Depreciation expense was $4,583,372, $3,037,818 and $1,327,187 for the years ended December 31, 2001, 2000 and 1999, respectively.

5.  Debt

   In connection with the Company's purchase of real estate in July, 1999, the Company assumed a $6.2 million letter of credit issued by KeyBank National Association for the express purpose of servicing $6.2 million

                        PLUG POWER INC. AND SUBSIDIARY
of debt related to Industrial Development Revenue Bonds issued by the Town of Colonie Industrial Development Agency in favor of the acquired property. The debt matures in 2013 and accrues interest at a variable rate of interest which was approximately 2.2% at December 31, 2001. Simultaneous with the assumption, the Company was required to escrow $6.2 million to collateralize the debt. This debt also contains a subjective acceleration clause based on adverse financial conditions. The bank has provided the Company with a waiver through January 1, 2003 for any adverse changes in financial condition occurring prior to December 31, 2001.

   The outstanding balance of the debt as of December 31, 2001 was $5.3 million and the amount of the corresponding escrow requirement as of December 31, 2001 was $5.3 million and is recorded under the balance sheet captions, "Restricted cash." Principal payments due on long-term debt are: 2002, $310,000; 2003, $325,000; 2004, $345,000; 2005, $365,000; 2006, $385,000 and thereafter,
$3,580,274.

6.  Accrued Expenses

   Accrued expenses at December 31, 2001 and 2000 consisted of:

                                                        2001       2000
                                                     ---------- ----------
      Accrued payroll and compensation related costs $  343,936 $  813,122
      Accrual for Celanese development agreement....  1,750,000         --
      Other accrued liabilities.....................  1,327,170  5,121,407
                                                     ---------- ----------
                                                     $3,421,106 $5,934,529
                                                     ========== ==========

7.  Income Taxes

   There was no current income tax expense for the years ended December 31, 2001, 2000 and 1999. The Company was a Limited Liability Company (LLC) until its merger into Plug Power Inc. effective November 3, 1999. From inception through November 3, 1999, the Company was treated as a partnership for federal and state income tax purposes and accordingly the Company's income taxes or credits resulting from earnings or losses were payable by, or accrued to its members. Therefore, no provision for income taxes has been made prior to November 3, 1999.

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

   The significant components of deferred income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                       Years ended December 31,
                                               ---------------------------------------
                                                   2001          2000         1999
                                               ------------  ------------  -----------
Deferred tax expense recognized as a result of
 change in tax status......................... $         --  $         --  $ 1,739,000
Deferred tax benefit..........................  (13,405,600)   (6,695,100)    (584,400)
Net operating loss carryforward...............  (25,373,800)  (28,476,400)  (1,601,600)
Valuation allowance...........................   38,779,400    35,171,500      447,000
                                               ------------  ------------  -----------
Provision for income taxes.................... $         --  $         --  $        --
                                               ============  ============  ===========

                        PLUG POWER INC. AND SUBSIDIARY

   The Company's effective income tax rate differed from the Federal statutory rate as follows:

                                                  Years ended December 31,
                                                  ----------------------
                                                   2001    2000    1999
                                                  -----    -----   -----
     Federal statutory tax rate..................  (35.0)% (35.0)% (35.0)%
     Deferred state taxes, net of federal benefit   (4.5)   (5.0)     --
     Adjustment to opening deferred tax balances.   (2.1)     --      --
     Other, net..................................   (1.7)    1.0    (1.0)
     Tax credits.................................   (9.7)   (2.0)     --
     Change in valuation allowances..............   53.0    41.0     1.0
     Effect of LLC losses........................     --      --    33.0
     Effect of change in tax status..............     --      --     2.0
                                                  -----    -----   -----
     Net effective tax rate......................    0.0%    0.0%    0.0%
                                                  =====    =====   =====

   The deferred tax assets and liabilities as of December 31, 2001 and 2000 consist of the following tax effects relating to temporary differences and carryforwards:

                                               Years ended December 31,
                                              --------------------------
                                                  2001          2000
                                              ------------  ------------
      Deferred tax assets:
      Intangible assets...................... $  7,074,900  $    905,100
      Stock-based compensation...............      334,000     3,384,700
      Deferred income........................    2,193,900            --
      Investment in affiliates...............      678,600       254,800
      Other reserves and accruals............    1,189,200       464,200
      Inventory valuation....................           --       920,000
      Tax credit carryforwards...............    9,686,500     1,479,100
      Net operating loss.....................   69,915,500    41,491,700
                                              ------------  ------------
             Total deferred tax assets.......   91,072,600    48,899,600
         Less valuation allowance............  (88,861,600)  (47,032,200)
      Deferred tax liability:
         Property, plant and equipment.......   (2,211,000)   (1,867,400)
                                              ------------  ------------
      Net deferred tax assets and liabilities $         --  $         --
                                              ============  ============

   The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, for the years ended December 31, 2001, 2000 and 1999 of approximately $88.9 million, $47.0 million and $447,000, respectively. The increase of approximately $41.8 million and $46.6 million during 2001 and 2000, respectively, relates primarily to the net operating losses incurred during each year. The deferred tax asset has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized. Included in the valuation allowance as of December 31, 2001 and 2000 are $14.5 million and $11.4 million, respectively, of deferred tax assets resulting from the exercise of employee stock options, which upon subsequent realization of the tax benefits will be allocated directly to paid-in capital.

   At December 31, 2001, the Company has unused Federal and State net operating loss carryforwards of approximately $174.8 million. The net operating loss carryforwards if unused will expire as follows: $3.9 million on December 31, 2019, $93.2 million on December 31, 2020, and $77.7 million on December 31, 2021.

                        PLUG POWER INC. AND SUBSIDIARY

8.  Stockholders' Equity

  Common Stock

   The Company has one class of common stock, par value $.01 per share. Each share of the Company's common stock is entitled to one vote on all matters submitted to stockholders. As of December 31, 2001 there were 50,322,928 shares of common stock issued and outstanding.

   Through December 31, 2001, our stockholders in the aggregate have contributed $291.9 million in cash, including $93.0 million in net proceeds from our initial public offering and $51.6 million in net proceeds from our follow-on public offering of common stock, and $33.4 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and equity interests in affiliates. The following represents a summary of the issuances of shares of common stock since inception.

                                                  No. of
                                                  Common       Cash       Noncash      Total Capital
                                                  Shares   Contribution Contribution   Contribution
                                                ---------- ------------ ------------   -------------
1997
DTE Energy Company.............................  4,750,000 $  4,750,000 $        --    $  4,750,000
Mechanical Technology Incorporated.............  4,750,000           --   4,750,000(a)    4,750,000
                                                ---------- ------------ -----------    ------------
                                                 9,500,000    4,750,000   4,750,000       9,500,000
                                                ---------- ------------ -----------    ------------
1998
DTE Energy Company.............................  4,950,000    7,750,000          --       7,750,000
Mechanical Technology Incorporated.............  2,700,000    3,000,000     550,000(a)    5,500,000
Stock based compensation and
 other noncash transactions....................         --           --     212,000(c)   (1,738,000)
                                                ---------- ------------ -----------    ------------
                                                 7,650,000   10,750,000     762,000      11,512,000
                                                ---------- ------------ -----------    ------------
1999
Edison Development Corporation.................  4,004,315   28,697,782          --      28,697,782
Mechanical Technology Incorporated.............  6,254,315   24,000,000   8,897,782(a)   30,947,782
General Electric Company.......................  5,250,000   37,500,000  11,250,000(b)   48,750,000
Other private investors........................  3,549,850   25,045,000          --      25,045,000
Initial public offering-net....................  6,782,900   92,971,878          --      92,971,878
Stock option exercises.........................     24,128       41,907          --          41,907
Stock based compensation and
 other noncash transactions....................         --           --     978,800(c)    2,928,800
                                                ---------- ------------ -----------    ------------
                                                25,865,508  208,256,567  21,126,582     229,383,149
                                                ---------- ------------ -----------    ------------
2000
Stock option exercises.........................    632,378    3,793,028          --       3,793,028
Stock issued under employee
 stock purchase plan...........................     32,717      408,452          --         408,452
Stock issued for development agreement.........    104,869           --   5,000,000(d)    5,000,000
Stock issued for equity in affiliate...........      7,000           --     827,750(e)      827,750
Stock based compensation and
 other noncash transactions....................      3,041           --   8,936,779(c)    8,936,779
                                                ---------- ------------ -----------    ------------
                                                   780,005    4,201,480  14,764,529      18,966,009
                                                ---------- ------------ -----------    ------------
2001
Edison Development Corporation.................    416,666    4,800,000          --       4,800,000
General Electric Company.......................    416,666    4,800,000          --       4,800,000
Public offering-net............................  4,575,000   51,588,551          --      51,588,551
Stock option exercises.........................    760,531    2,051,954          --       2,051,954
Stock issued under employee stock purchase plan     73,132      730,592          --         730,592
Stock issued for development agreement.........     96,336           --  3,000,000 (d)    3,000,000
Stock based compensation and other
  noncash transactions.........................    189,084           --   7,013,177(f)    7,013,177
                                                ---------- ------------ -----------    ------------
                                                 6,527,415   63,971,097  10,013,177      73,984,274
                                                ---------- ------------ -----------    ------------
Total as of December 31, 2001.................. 50,322,928 $291,929,144 $51,416,288    $343,345,432
                                                ========== ============ ===========    ============

                        PLUG POWER INC. AND SUBSIDIARY

--------
a. Since inception, MTI has contributed in-process research and development of $4,042,640; certain net assets at inception of $707,360; $2,000,000 of deferred rent related to a below market lease for office and manufacturing facilities; $500,000 of in-kind services; land and buildings valued at approximately $4,697,782; and research contracts valued at approximately $2,250,000.
b. In February 1999, the Company issued 2,250,000 shares of common stock to GE MicroGen, Inc. in exchange for a 25% interest in GE Fuel Cell Systems, LLC. The fair value of the shares issued of $11,250,000 was recorded under the balance sheet caption "Investment in affiliates". See note 3.
c. These issuances primarily represent stock based compensation issued to employees, consultants and others for services performed. These amounts are recorded at the fair value of the issuance on the date the compensation is awarded.
d. Represents shares issued to Engelhard Corporation for the development and supply of advanced catalysts as part of a development agreement discussed in note 13.
e. Represents shares issued along with cash for a 28% ownership interest in Advanced Energy Incorporated as described in note 3.
f. Amount is partially comprised of $5,000,000 representing the fair value of an option to purchase 725,000 shares of the Company's common stock issued to GE Power Systems Equities, Inc. as part of the amendment to the GE Fuel Cell Systems LLC distribution agreement. See note 3. The remainder of the amount represents stock based compensation issued to employees, consultants and others for services performed and is recorded at the fair value of the issuance on the date the compensation is awarded.

  Preferred Stock:

   The Company has authorized 5.0 million shares of preferred stock, par value $.01 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2001, there was no preferred stock outstanding.

9. Employee Benefit Plans

  Stock Option Plans (the Plans):

   Effective July 1, 1997, the Company established a stock option plan to provide employees, consultants, and members of the Board of Directors the ability to acquire an ownership interest in the Company. Options for employees generally vest 20% per year and expire ten years after issuance. Options granted to members of the Board generally vest 50% upon grant and 25% per year thereafter. Options granted to consultants vest one-third on the expiration of the consultant's initial contract term, with an additional one-third vesting on each anniversary thereafter. At December 31, 2001, there were a total of 1,517,953 options granted and outstanding under this plan. Although no further options will be granted under this plan, the options previously granted will continue to vest in accordance with this plan and vested options will be exercisable for shares of common stock.

   In August 1999, the Board of Directors and stockholders adopted the 1999 Stock Option and Incentive Plan. At December 31, 2001 there were 4,490,979 options granted and outstanding, and an additional 2,591,804 options available to be issued under the plan. Additionally, the number of shares of common stock available for issuance under the plan will increase by the amount of any forfeitures under the 1999 Stock Option and Incentive Plan and under the 1997 Stock Option Plan. The number of shares of common stock under the plan will further increase January 1 and July 1 of each year by an amount equal to 16.4% of any net increase in the total number of shares of stock outstanding. The 1999 Stock Option and Incentive Plan permits the Company to:

                        PLUG POWER INC. AND SUBSIDIARY
grant incentive stock options; grant non-qualified stock options; grant stock appreciation rights; issue or sell common stock with vesting or other restrictions, or without restrictions; grant rights to receive common stock in the future with or without vesting; grant common stock upon the attainment of specified performance goals; and grant dividend rights in respect of common stock.

   To date, options granted under the 1999 Stock Option and Incentive Plan have vesting provisions ranging from one year to five years in duration and expire ten years after issuance. These grants may be made to officers, employees, non-employee directors, consultants, advisors and other key persons of the Company.

   The following table summarizes information about the stock options outstanding under the Plans at December 31, 2001:

                            Options Outstanding      Options Exercisable
                        ---------------------------- -------------------
                                            Weighted            Weighted
                                   Average  Average             Average
        Exercise                  Remaining Exercise            Exercise
        Price range      Shares     Life     Price     Shares    Price
        -----------     --------- --------- -------- ---------  --------
        $ 0.00 - 1.00     574,236    6.0    $  0.90    499,487  $  1.00
          1.01 - 8.50     649,856    7.2       6.00    348,023     5.93
          8.51 - 9.00     914,002    9.9       8.53          0     0.00
          9.01 - 11.00    370,300    7.8      10.80    192,040    10.87
         11.01 - 15.00  1,070,960    8.7      12.12    524,280    12.82
         15.01 - 18.00    909,550    9.0      17.92    106,540    17.81
         18.01 - 25.00    539,338    9.2      22.26     58,788    19.29
         25.01 - 70.00    237,600    8.4      51.19    153,200    50.17
         70.01 - 85.00    577,390    8.1      83.39    228,865    83.39
         85.01 - 140.00   165,700    8.2     100.06     66,280   100.06
                        ---------                    ---------
                        6,008,932    8.4    $ 22.36  2,177,503  $ 21.95
                        =========                    =========

   The following table summarizes activity under the Plans:

                                                      Weighted Average
                                    Number of Shares   Exercise Price
          Option Activity           Subject to Option    per Share
          ---------------           ----------------- ----------------
          Balance January 1, 1999..     1,675,200          $ 1.57

          Granted at fair value....     2,047,039            9.39
          Forfeited or terminated..       (17,396)           7.24
          Exercised................       (24,128)           1.74
                                        ---------
          Balance December 31, 1999     3,680,715            5.90

          Granted at fair value....     2,488,813           49.73
          Forfeited or terminated..      (457,700)           6.00
          Exercised................      (632,378)          26.24
                                        ---------
          Balance December 31, 2000     5,079,450           25.53

          Granted at fair value....     2,382,628           14.54
          Forfeited or terminated..      (692,615)          40.06
          Exercised................      (760,531)           2.71
                                        ---------
          Balance December 31, 2001     6,008,932          $22.36
                                        =========

   At December 31, 2001, 2,591,804 shares of common stock were reserved for issuance under future stock option exercises.

                        PLUG POWER INC. AND SUBSIDIARY

  Accounting for Stock Based Compensation:

   The per share weighted average fair value of the options granted during 2001, 2000 and 1999 was $11.78, $41.65 and $7.19, respectively, using the minimum value method of valuing stock options, for the options granted prior to the Company's initial public offering and the Black-Scholes pricing model subsequent to the offering.

   The dividend yield was assumed to be zero for all periods. The risk free interest rate ranged from 3.9% to 5.0% in 2001, 5.0% to 6.7% in 2000 and 5.1% to 6.3% in 1999. An expected life of 5 years was assumed for each year. Expected volatility of 124% in 2001, 127% in 2000 and 114% in 1999 was used in determining fair value under the Black-Scholes pricing model and was excluded using the minimum value method.

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

                                                     Year Ended December 31,
                                           ------------------------------------------
                                               2001           2000           1999
                                           -------------  -------------  ------------
Net loss, as reported..................... $ (73,112,027) $ (86,241,899) $(33,469,312)
Proforma net loss.........................  (101,799,881)  (122,667,062)  (34,716,991)
Proforma loss per share, basic and diluted $       (2.17) $       (2.83) $      (1.32)

   During 1998 the Company awarded 197,000 options to key employees for which issuance was contingent upon the attainment of specified performance objectives. Of those awarded, 87,500 have been forfeited prior to becoming fully vested. The Company recorded a charge to operations for the difference between the exercise price and the fair value of the options at the measurement date in the amount of $168,740 and $126,800 for the years ended December 31, 2000 and 1999 respectively. Additionally, in 1999 the Company modified the terms of certain options, and the impact of this modification resulted in a charge to operations of $835,000.

  1999 Employee Stock Purchase Plan:

   In 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the
Plan) under which employees will be eligible to purchase shares of the Company's common stock at a discount through periodic payroll deductions. The Plan is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of six month offering periods at a purchase price equal to 85% of the market value of the Company's common stock at either the beginning of the offering period or the end of the offering period, whichever is lower. Participants may elect to have from 1% to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $12,500 within any offering period. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan. The Company issued 73,132 and 32,717 shares of stock under the Plan during 2001 and 2000, respectively.

  401(k) Savings & Retirement Plan:

   The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 15% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are vested in the Company's matching contribution based on the years of service completed. Participants are fully vested upon completion of three years of service. The Company's expense for this plan was $774,000, $517,000 and $224,000 for years ended December 31, 2001, 2000 and 1999, respectively.

                        PLUG POWER INC. AND SUBSIDIARY

10.  Other Related Party Transactions

   On June 27, 1997, the Company entered into a distribution agreement with the EDC. Under the agreement, EDC was appointed the Company's exclusive independent distributor in Michigan, Ohio, Indiana and Illinois to promote and assist in the sale of products developed by the Company, subject to certain terms and conditions.

   On August 30, 2001, the Company finalized an amendment to the distribution agreement with DTE Energy Technologies, Inc. (an affiliate of EDC and a DTE Energy Company) expanding their exclusive distribution rights within the states of Michigan, Illinois, Ohio and Indiana. Under the agreement, they will market and distribute all sizes of Plug Power's stationary PEM fuel cell systems for use in any power application, except for propulsion.

11.  Fair Value of Financial Instruments

   The following disclosure of the estimated fair value of financial instruments is made in accordance with the provision of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   Cash and cash equivalents, restricted cash, accounts receivables, accounts payables, and accrued expenses: The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short maturities of these instruments./ /

   Marketable securities: The carrying amounts of available-for-sale debt securities reported in the consolidated balance sheets approximate fair values as both amounts are based on quoted market prices at the reporting date for those or similar investments.

   Long-term debt: The fair value of the Company's long-term debt in the consolidated balance sheets approximates the carrying value at December 31, 2001 and 2000. The debt accrues interest at a variable rate of interest which was approximately 2.2% and 6.75% at December 31, 2001 and 2000, respectively.

12.  Supplemental Disclosures of Cash Flows Information

   The following represents required supplemental disclosures of cash flows information and noncash financing and investing activities which occurred during the years ended December 31, 2001, 2000 and 1999:

                                                                       2001       2000       1999
                                                                    ---------- ---------- -----------
Cash paid for interest............................................. $  239,715 $  372,369 $   189,586
Cash paid for income taxes.........................................         --         --          --
Issuance of shares under Engelhard Corporation development
  agreement........................................................  3,000,000  5,000,000          --
Issuance of stock option/shares for increased investment in GE Fuel
  Cell Systems, LLC................................................  5,000,000         --  11,250,000
Issuance of shares for acquisition of 28% share of Advanced Energy
  Systems, Inc.....................................................         --    827,750          --
Issuance of shares for land, buildings, and research contracts
  contributed by MTI...............................................         --         --   6,947,782

                        PLUG POWER INC. AND SUBSIDIARY

13.  Commitments and Contingencies

  Litigation:

   On or about September 14, 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and a director violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects. The action was brought on behalf of a class of purchasers of Plug Power stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553 (ERK) (RML). By order dated January 25, 2001, the Court appointed lead plaintiffs and lead plaintiffs' counsel. Subsequently the plaintiffs served a consolidated amended complaint, which extends the class period to begin on October 29, 1999, and alleges claims under Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the Securities & Exchange Commission, 17 C.F.R. 240 10b-5. Subsequently, Plaintiffs withdrew their claims under the Securities Act of 1933. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of the Company's technology in a registration statement and proxy statement issued in connection with the Company's initial public offering and in subsequent press releases, and are seeking damages. The Company believes that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If Plaintiffs were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operation and liquidity.

  Alliances and development agreements:

   Gastec: In February 2000, the Company acquired from Gastec, NV, a Netherlands-based company, certain fixed assets and all of its intellectual property related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electric power. The total purchase price was $14.8 million, paid in cash. In connection with the transaction, the Company recorded in-process research and development expense in the amount of $5.0 million, fixed assets in the amount of $192,000 and intangible assets in the amount of $9.6 million (including a trained work force).

   The amount attributable to in-process research and development was valued using an income approach which reflects the present value of future avoided costs the Company estimates it would otherwise have spent if it were to acquire the exclusive rights to this technology, for its remaining useful life, from another entity. The Company then discounted the net avoided cost using a 40% discount rate which the Company believes to be consistent with the risk associated with this early stage technology. This amount was further adjusted to reflect the technology's state of completion, of approximately 30%, in order to reflect the value of the in-process research and development attributable to the efforts of the seller up to the date of the transaction. The fixed assets were capitalized at their fair value and are being depreciated over their useful life and the intangible assets have been capitalized and are being amortized over 36 months. For the years ended December 31, 2001 and 2000, the Company has recorded amortization of the related intangibles in the amounts of $3,356,926 and $2,796,934, respectively. Accumulated amortization at December 31, 2001 and 2000 was $6,153,860 and $2,796,934, respectively.

   Vaillant: In March 2000, the Company finalized a development agreement with Vaillant GmbH (Vaillant), to develop a combination furnace, hot water heater and fuel cell system that will provide both heat and electricity for the home. Under the agreement, Vaillant will obtain fuel cells and gas-processing components from GEFCS and then will produce the fuel cell heating appliances for its customers in Germany, Austria, Switzerland and the Netherlands, and for GEFCS customers throughout Europe.

                        PLUG POWER INC. AND SUBSIDIARY

   Celanese: In April 2000, the Company finalized a joint development agreement with Celanese (formerly AXIVA GmbH), to develop a high temperature membrane electrode unit (MEU). Under the agreement, the Company and Celanese will exclusively work together on the development of a high temperature MEU for the Company's stationary fuel cell system applications. As part of the agreement the Company will contribute an estimated $4.1 million (not to exceed $4.5 million) to fund its share of the development efforts. As of December 31, 2001, the Company has contributed $1.5 million under the terms of the agreement and has accrued an additional $1.8 million. Through December 31, 2001, the Company has expensed a total of $3.3 million related to the agreement, based upon the estimated share of Celanese's development efforts performed to date. The Company is in the process of negotiating extension and revision of the terms of our agreement with Celanese.

   Engelhard: In June 2000, the Company finalized a joint development agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of the Company's fuel processor--the front end of the fuel cell system. As part of the agreement, over the next three years, the Company will contribute $10 million to fund Engelhard's development efforts and Engelhard will acquire $10 million of the Company's common stock. The agreements also specify rights and obligations for Engelhard to supply product to the Company over the next 10 years.

   Through December 31, 2001, the Company has contributed $8.0 million under the terms of the agreement while Engelhard has acquired $8.0 million of the Company's common stock. Of this amount, $6.2 million has been expensed with the remaining $1.8 million being recorded under the balance sheet caption "Prepaid development costs" as of December 31, 2001.

  Leases:

   The Company leases certain equipment under capital lease transactions with an original cost of $261,168, which had a net book value at December 31, 2001 and 2000 of $58,515 and $135,830 respectively, and which is included in machinery and equipment. The Company also has several noncancelable operating leases, primarily for warehouse facilities and office space, that expire over the next five years. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) during 2001, 2000, and 1999 was $288,327, $152,954 and $275,674, respectively.

   Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2001 are:

                                                        Capital  Operating
           Year ending December 31                      leases    leases
           -----------------------                      -------  ----------
           2002........................................ $21,163  $  387,491
           2003........................................   4,921     301,005
           2004........................................      --     226,168
           2005........................................      --     188,417
           2006........................................      --      53,125
                                                        -------  ----------
    Total minimum lease payments.......................  26,084  $1,156,206
                                                                 ==========
    Less amount representing interest..................  (1,306)
                                                        -------
    Present value of net minimum capital lease payments $24,778
                                                        =======

                        PLUG POWER INC. AND SUBSIDIARY

  Concentrations of credit risk:

   The Company has cash deposits in excess of federally insured limits. The amount of such deposits is approximately $29.5 million at December 31, 2001.

  Employment Agreements:

   The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

14.  Quarterly Financial Data (unaudited)

                                               Quarters Ended
                               ---------------------------------------------
                               March 31, June 30,  September 30, December 31,
                                 2001      2001        2001          2001
                               --------- --------  ------------- ------------
   Product and service revenue $     --  $     --    $    437      $  2,136
   Contract revenue...........    1,027     1,289         483           369
   Net loss...................  (19,014)  (18,320)    (18,708)      (17,070)
   Loss per share:
      Basic and diluted.......    (0.43)    (0.41)      (0.38)        (0.34)

                                               Quarters Ended
                               ---------------------------------------------
                               March 31, June 30,  September 30, December 31,
                                 2000      2000        2000          2000
                               --------- --------  ------------- ------------
   Product and service revenue $     --  $     --    $     --      $     --
   Contract revenue...........    2,933     2,418       1,548         1,479
   Net loss...................  (17,246)  (18,033)    (28,650)      (22,313)
   Loss per share:
      Basic and diluted.......    (0.40)    (0.42)      (0.66)        (0.51)