Form 10-Q
period 2002-03-31
PLUG POWER INC
filed 2002-05-10
CIK 1093691

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

X -  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of common stock outstanding as of April 30, 2002 was 50,457,121 with a par value of $.01 per share.

                         Plug Power Inc. and Subsidiary


                               INDEX to FORM 10-Q



PART I.  FINANCIAL INFORMATION                                            Page

 Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 2002
            and December 31, 2001                                           3

         Condensed Consolidated Statements of Operations - Three Month
            Periods ended March 31, 2002 and March 31, 2001
            and Cumulative Amounts from Inception                           4

         Condensed Consolidated Statements of Cash Flows - Three Month
            Periods ended March 31, 2002 and March 31, 2001 and
            and Cumulative Amounts from Inception                           5

         Notes to Condensed Consolidated Financial Statements             6 - 11

 Item 2 - Management's Discussion and Analysis of Financial

         Condition and Results of Operations                             12 - 18

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk       18


PART II. OTHER INFORMATION

 Item 1 - Legal Proceedings                                                19

 Item 4 - Submission of Matters to a Vote of Security Holders              19

 Item 6 - Exhibits and Reports on Form 8-K                               19 - 22

 Signatures                                                                23

                        Plug Power Inc. and Subsidiary
                       (A Development Stage Enterprise)

                    Condensed Consolidated Balance Sheets

                  Assets                                           December 31, 2001               March 31, 2002
                                                                  -------------------           -------------------
Current assets:
   Cash and cash equivalents                                       $      53,648,145             $      61,008,723
   Restricted cash                                                           310,000                       310,000
   Marketable securities                                                  39,034,314                    23,659,271
   Accounts receivable                                                     2,608,321                       862,047
   Inventory                                                               2,271,278                     2,228,900
   Prepaid development costs                                               1,760,131                     1,382,740
   Prepaid expenses and other current assets                                 932,719                     1,037,599
                                                                  -------------------           -------------------
     Total current assets                                                100,564,908                    90,489,280

Restricted cash                                                            5,000,274                     5,000,274
Property, plant and equipment, net                                        30,240,631                    29,535,572
Intangible asset                                                           3,470,139                     2,831,725
Investment in affiliates                                                  11,498,000                    10,913,625
Other assets                                                                 600,055                       558,271
                                                                  -------------------           -------------------

       Total assets                                                $     151,374,007             $     139,328,747
                                                                  ===================           ===================

             Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                $         762,972             $         828,669
   Accrued expenses                                                        3,421,106                     3,435,782
   Deferred revenue                                                        5,684,793                     4,413,026
   Current portion of capital lease obligation
    and long-term debt                                                       330,072                       321,808
                                                                  -------------------           -------------------
       Total current liabilities                                          10,198,943                     8,999,285

   Long-term debt                                                          5,000,274                     5,000,274
   Deferred revenue                                                          400,000                       350,000
   Capital lease obligation                                                    4,706                         3,461
   Other liabilities                                                         767,193                       767,193
                                                                  -------------------           -------------------

       Total liabilities                                                  16,371,116                    15,120,213
                                                                  -------------------           -------------------


Stockholders' equity:
   Preferred stock, $0.01 par value per share; 5,000,000
    shares authorized; none issued and outstanding                                --                            --

   Common stock, $0.01 par value per share;
    245,000,000 shares authorized at March 31, 2002 and
    245,000,000 shares authorized at December 31, 2001;
    50,399,650 shares issued and outstanding, March 31,
    2002 and 50,322,928 shares issued and outstanding
    December 31, 2001                                                        503,229                       503,997

   Paid-in capital                                                       342,842,203                   343,642,960
   Deficit accumulated during the development stage                     (208,342,541)                 (219,938,423)
                                                                  -------------------           -------------------
       Total stockholders' equity                                        135,002,891                   124,208,534
                                                                  -------------------           -------------------
       Total liabilities and stockholders' equity                  $     151,374,007             $     139,328,747
                                                                  ===================           ===================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    Plug Power Inc. and Subsidiary
                   (A Development Stage Enterprise)

           Condensed Consolidated Statements of Operations




                                                                 Three months ended March 31,                   Cumulative
                                                         ---------------------------------------------         Amounts from
                                                               2001                       2002                  Inception
                                                         ------------------        -------------------    ---------------------


Revenue
   Product and service revenue                               $           -              $   2,572,537           $    5,145,971
   Research and development contract revenue                     1,027,249                    331,729               30,612,934
                                                         ------------------        -------------------    ---------------------
      Total revenue                                              1,027,249                  2,904,266               35,758,905


Cost of revenue and expenses
  Cost of revenues                                               1,970,798                  1,691,164               51,625,617
  In-process research and development                                    -                          -                9,026,640
  Research and development expense:
     Noncash stock-based compensation                                    -                     69,013                1,617,602
     Other research and development                             16,750,293                 10,857,747              162,253,155
  General and administrative expense:
     Noncash stock-based compensation                                    -                    343,076               11,881,319
     Other general and administrative                            1,889,537                  1,417,169               26,850,704
  Interest expense                                                  77,925                     24,977                  837,517
                                                         ------------------        -------------------    ---------------------

      Operating loss                                           (19,661,304)               (11,498,880)            (228,333,649)

 Interest income                                                 1,292,794                    487,373               16,059,351
                                                         ------------------        -------------------    ---------------------

      Loss before equity in losses of affiliates               (18,368,510)               (11,011,507)            (212,274,298)

 Equity in losses of affiliates                                   (646,013)                  (584,375)              (7,664,125)
                                                         ------------------        -------------------    ---------------------

      Net loss                                               $ (19,014,523)             $ (11,595,882)          $ (219,938,423)
                                                         ==================        ===================    =====================

Loss per share:
      Basic and diluted                                      $       (0.43)             $       (0.23)
                                                         ==================        ===================

Weighted average number of common
shares outstanding                                              43,919,731                 50,345,437
                                                         ==================        ===================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               Plug Power Inc. and Subsidiary
                              (A Development Stage Enterprise)

                       Condensed Consolidated Statements of Cash Flows


                                                                         Three months ended March 31,
                                                                  ---------------------------------------          Cumulative
                                                                                                                  Amounts from
                                                                        2001                  2002                  Inception
                                                                  -----------------    ------------------      -------------------
 Cash Flows From Operating Activities:

    Net loss                                                       $   (19,014,523)     $    (11,595,882)        $   (219,938,423)

    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                     1,019,128             1,226,756               11,054,120
       Equity in losses of affiliates                                      646,013               584,375                7,664,125
       Amortization of intangible asset                                    839,232               638,414                6,792,775
       Noncash prepaid development costs                                 2,062,333               377,391                6,617,260
       Amortization of deferred grant revenue                              (50,000)              (50,000)                (450,000)
       Stock based compensation                                                  -               569,139               14,119,895
       Loss on disposal of property, plant and equipment                         -                     -                  108,625
       In-kind services                                                          -                     -                1,340,000
       Amortization of deferred rent                                             -                     -                  150,000
       Write-off of deferred rent                                                -                     -                1,850,000
       In-process research and development                                       -                     -                4,042,640

        Changes in assets and liabilities:
           Accounts receivable                                             230,749             1,746,274                 (862,047)
           Inventory                                                      (238,123)               42,378               (2,228,900)
           Due from investor                                                     -                     -                  286,492
           Prepaid expenses and other current assets                        53,627              (104,880)              (1,015,685)
           Accounts payable and accrued expenses                        (1,498,132)               80,373                4,216,343
           Deferred revenue                                                      -            (1,271,767)               5,213,026
           Due to investor                                                       -                     -                 (286,492)
                                                                  -----------------    ------------------       ------------------
                 Net cash used in operating activities                 (15,949,696)           (7,757,429)            (161,326,246)
                                                                  -----------------    ------------------       ------------------


 Cash Flows From Investing Activities:

    Purchase of property, plant and equipment                           (1,358,443)             (479,913)             (28,673,283)
    Proceeds from disposal of property, plant and equipment                      -                     -                   36,666
    Purchase of intangible asset                                                 -                     -               (9,624,500)
    Investment in affiliate                                                      -                     -               (1,500,000)
    Marketable securities                                                3,031,839            15,375,043              (23,659,271)
                                                                  -----------------    ------------------       ------------------
              Cash provided by (used in) investing activities            1,673,396            14,895,130              (63,420,388)
                                                                  -----------------    ------------------       ------------------

 Cash Flows From Financing Activities:

         Proceeds from issuance of common stock                                  -                     -              140,342,782
         Proceeds from initial public offering, net                              -                     -               94,611,455
         Proceeds from secondary public offering, net                            -                     -               52,017,750
         Stock issuance costs                                                    -                     -               (2,068,776)
         Proceeds from stock option exercises                              474,730               232,386                7,258,319
         Cash placed in escrow                                                   -                     -               (5,310,274)
         Principal payments on capital lease obligations                   (26,379)               (9,509)                (245,899)
         Principal payments on long-term debt                                    -                     -                 (850,000)
                                                                  -----------------    ------------------       ------------------
              Net cash provided by financing activities                    448,351               222,877              285,755,357
                                                                  -----------------    ------------------       ------------------


 (Decrease) Increase in cash and cash equivalents                      (13,827,949)            7,360,578               61,008,723

 Cash and cash equivalents, beginning of period                         58,511,563            53,648,145                        -
                                                                  -----------------    ------------------       ------------------

 Cash and cash equivalents, end of period                          $    44,683,614      $     61,008,723         $     61,008,723
                                                                  =================    ==================       ==================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                         Plug Power Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements

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

    At March 31, 2002, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $84.7 million and working capital of $81.5 million. Management believes that the Company's current available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

2.  Basis of Presentation

    The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions have been eliminated in consolidation.

    Interim Financial Statements The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

       Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001.

       Cash Equivalents and Restricted Cash: Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       At March 31, 2002, the Company has restricted cash in the amount of $5,310,274, that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, "Restricted cash" in the accompanying condensed consolidated balance sheets.

       Marketable Securities: Marketable securities includes investments in corporate debt securities and US Treasury obligations which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities would be reflected in other comprehensive income (loss) and as a separate component of stockholders' equity. There was no significant difference between cost and fair value of these investments at March 31, 2002.

       Product and Service Revenue: Generally, product and service revenue is recorded when products are shipped, customer acceptance has occurred and as other significant contractual obligations are met. The Company applies the guidance within Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) in the evaluation of its contracts to determine when to properly recognize revenue. The Company's initial commercial sales for the delivery of limited edition fuel cell systems are contract specific arrangements containing multiple obligations, that may include a combination of continued service, maintenance and other support, as well as certain cancellation privileges.

       The Company defers recognition of product and service revenue where all of the criteria for revenue recognition have not yet been achieved. Product and service revenue excludes revenue which has been deferred and is being recognized over the period of the underlying service and other contractual obligations within the Company's initial commercial agreements for the delivery of fuel cell systems. At March 31, 2002, the Company has deferred product and service revenue in the amount of $4.2 million.

       Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Use of Estimates: The condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Impact of Recently Issued Accounting Standards: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. Management is currently evaluating the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

3.     Loss Per Share

       Loss per share for the Company is calculated as follows:

                                                                                 Three months ended
                                                                 ----------------------------------------------------
                                                                       March 31, 2002              March 31, 2001
                                                                 ------------------------    ------------------------
             Numerator:
                 Net loss                                        $         (11,595,882)      $         (19,014,523)
                                                                 ========================    ========================
             Denominator:

                 Weighted average number

                    of common shares outstanding                            50,345,437                 43,919,731
                                                                 ========================    ========================

       No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive.

4.     Investments in Affiliates

       GE Fuel Cell Systems, LLC

       In February 1999, we entered into a joint venture agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service our stationary PEM fuel cell systems on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc., has exclusive distribution rights. Plug Power has a 40 percent ownership interest in GEFCS. Under the terms of our distribution agreement with GEFCS, we serve as GEFCS' exclusive supplier of the PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement. GE MicroGen, Inc. is an indirect wholly owned subsidiary of General Electric Company that operates within the GE Power Systems business. We may, under certain circumstances, sell systems directly to governmental and quasi-governmental entities under the terms of our distribution agreement with GEFCS. With respect to fuel cell systems that we do sell directly we will provide, or enter into a subcontract to provide, product support services directly.

       In connection with the formation of GEFCS, and the Company's distribution agreement with GEFCS, including amendments thereto, the Company issued 2,250,000 shares of its common stock, and an option to purchase 725,000 additional shares of its common stock, to GE MicroGen, Inc. The Company has capitalized $16.3 million, the fair value of the shares issued and the option to purchase additional shares under the caption "Investment in affiliates" in the accompanying condensed consolidated balance sheets. The investment generally represents an intangible asset in the form of a distribution agreement and is being amortized on a straight line basis over a ten year period, the term of the original distribution agreement. In accordance with the terms of the agreement, General Electric will provide capital, in the form of a loan not to exceed $8.0 million, to fund the operations of GEFCS.

       The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption "Equity in losses of affiliates" in the accompanying condensed consolidated statements of operations. GEFCS had an operating and net loss of approximately $97,000 for the three months ended March 31, 2002. For the three months ended March 31, 2002, equity in losses of affiliates, related to GEFCS, was approximately $487,000 including amortization of the related intangible asset of $448,000.

       Under a separate agreement, the Company has agreed to source from General Electric Company technical support services for its product development effort, including engineering, testing, manufacturing and quality control services. In addition, the Company has committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. Through March 31, 2002, the Company has purchased approximately $5.5 million of such services. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company's employees regarding procurement activities pursuant to this agreement.

       Advanced Energy Incorporated

       In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Incorporated (AEI), (formerly Advanced Energy Systems, Inc.), in exchange for a combination of $1.5 million cash and Plug Power common stock valued at approximately $828,000. The Company accounts for its interest in AEI on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. The amount by which the purchase price of the Company's ownership interest exceeded the underlying equity in net assets of AEI at the acquisition date was approximately $1,773,000 and had been fully amortized as of December 31, 2001. For the three months ended March 31, 2002, AEI had sales of approximately $674,000 and an operating and net loss of approximately $439,000. The Company has recorded equity in losses of affiliates, related to AEI, of $97,000 for the three months ended March 31, 2002 which reduced the carrying value of the Company's investment to zero at March 31, 2002.

5.     Intangible Assets

       In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001.

       Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. Goodwill and intangible assets with indefinite useful lives are subject to a periodic impairment test. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. Acquired intangible assets with determinable useful lives continue to be amortized over their estimated useful lives in proportion to the economic benefits consumed. These estimated useful lives are required to be reevaluated each reporting period. Amortizable intangible assets are to be reviewed for impairment in accordance with SFAS No. 144.

       While the Company has no goodwill or other intangible assets with indefinite lives, in conjunction with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its finite-lived acquired intangible assets and determined that no revisions were necessary. The gross carrying amount and accumulated amortization of the Company's acquired intangible assets as of March 31, 2002 and December 31, 2001 were as follows:

                                                    March 31, 2002                                 December 31, 2001
                                             --------------------------------------         ------------------------------------
                                              Gross Carrying      Accumulated                 Gross Carrying     Accumulated
                                                  Amount          Amortization                    Amount         Amortization
                                             --------------------------------------         ------------------------------------

           Distribution Agreement, included
           within "Investments in affiliates"
           in accompanying unaudited
           condensed consolidated balance
           sheets                                 $16,250,000          $ 4,006,900                 $16,250,000      $3,559,000

           Purchased Technology, included
           with "Intangible assets" in
           accompanying unaudited condensed
           consolidated balance sheets              9,267,500            6,435,775                   9,267,500       5,797,361

                                             --------------------------------------         ------------------------------------
           Total                                  $25,517,500          $10,442,675                 $25,517,500      $9,356,361
                                             ======================================         ====================================


       Amortization expense for acquired intangible assets during the quarter ended March 31, 2002 was $1,125,267. Estimated amortization expense for the remainder of 2002 and the five succeeding years are as follows:

                                                         Estimated
                                                    Amortization Expense

                                                    ---------------------

              2002 (remainder)                               $  3,661,000
              2003                                              2,306,000
              2004                                              1,792,000
              2005                                              1,792,000
              2006                                              1,792,000
              2007                                              1,792,000


6.     Stockholders' Equity

       Changes in stockholders' equity for the three months ended March 31, 2002 is as follows:

                                                                                                 Deficit
                                                                                               Accumulated
                                                   Common Stock                                 During the          Total
                                                   ------------                                Development      Stockholders'
                                                Shares         Amount      Paid-in Capital        Stage             Equity

                                         ---------------------------------------------------------------------------------------

         Balance, December 31, 2001           50,322,928      $  503,229    $ 342,842,203     $ (208,342,541)    $ 135,002,891


       Stock based compensation                    30,891              309          568,830                             569,139
       Stock option exercises                      45,831              459          231,927                             232,386
       Net loss                                                                                (11,595,882)         (11,595,882)
                                         ---------------------------------------------------------------------------------------
       Balance, March 31, 2002                 50,399,650        $ 503,997    $ 343,642,960  $(219,938,423)       $ 124,208,534
                                         =======================================================================================


7.     Commitments and Contingencies

       Litigation:

       On or about September 14, 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and a director violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects. The action was brought on behalf of a class of purchasers of Plug Power stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553 (ERK) (RML). By order dated January 25, 2001, the Court appointed lead plaintiffs and lead plaintiffs' counsel. Subsequently the plaintiffs served a consolidated amended complaint, whichextends the class period to begin on October 29, 1999, and alleges claims under Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the Securities & Exchange Commission, 17 C.F.R. 240 10b-5. Subsequently, Plaintiffs withdrew their claims under the Securities Act of 1933. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of the Company's technology in a registration statement and proxy statement issued in connection with the Company's initial public offering and in subsequent press releases, and are seeking damages. The Company believes that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If Plaintiffs were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operation and liquidity.

       MANAGEMENT'S DISCUSSION AND ANAYLSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption "Factors Affecting Future Results" in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001.

Overview

We are a development stage enterprise formed to research, develop, manufacture and distribute on-site electric power generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications. We are in the preliminary stages of field testing and marketing our initial commercial product to a limited number of customers, including utilities, government entities and our distribution partners, GE Fuel Cell Systems, LLC and DTE Energy Technologies, Inc.

We continue to advance the development of our product and have significantly reduced the unit cost, size, weight and part count of our fuel cell systems. Since inception, we have devoted substantially all of our resources toward the development of our PEM fuel cell systems. Our research and development facility contains over 150 test stations where we conduct design optimization and verification testing, rapid-aging testing, failure mode and effects analysis, multiple technology evaluations, and endurance testing in our effort to accelerate the development and commercialization of our fuel cell systems.

Through March 31, 2002, our stockholders in the aggregate have contributed $292.2 million in cash, including $93.0 million in net proceeds from our initial public offering and $51.6 million in net proceeds from our follow-on public offering of common stock, and $33.4 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and equity interests in affiliates.

From inception through March 31, 2002, we have incurred losses of $219.9 million and expect to continue to incur losses as we continue our product development and commercialization programs and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the related service requirements necessary to monitor those systems and potential design changes required as a result of field testing.

Acquisitions, Strategic Relationships and Development Agreements

Since our inception, we have formed strategic relationships with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers.

GE Entities: In February 1999, we entered into a joint venture agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service our stationary PEM fuel cell systems on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc., has exclusive distribution rights. Plug Power has a 40 percent ownership interest in GEFCS. Under the terms of our distribution agreement with GEFCS, we serve as GEFCS' exclusive supplier of the PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Power Systems business. We may, under certain circumstances, sell systems directly to governmental and quasi-governmental entities under the terms of our distribution agreement with GEFCS. With respect to fuel cell systems that we do sell directly we will provide, or enter into a subcontract to provide, product support services directly.

Under a separate agreement, the Company has agreed to source from General Electric Company technical support services for its product development effort, including engineering, testing, manufacturing and quality control services. The Company has committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. Through March 31, 2002, the Company has purchased approximately $5.5 million of such services. Pursuant to this agreement General Electric also acts as the agent in procuring certain equipment, parts and components and is providing training services to the Company's employees regarding procurement activities.

Gastec: In February 2000, we acquired from Gastec, NV, a Netherlands-based company, certain fixed assets and all of its intellectual property related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electric power. The total purchase price was $14.8 million, paid in cash. In connection with the transaction, we recorded in-process research and development expense in the amount of $5.0 million, fixed assets in the amount of $192,000 and intangible assets in the amount of $9.6 million. Through March 31, 2002, we have expensed $6.8 million related to the intangible assets.

Vaillant: In March 2000, we finalized a development agreement with Vaillant GmbH (Vaillant), to develop a combination furnace, hot water heater and fuel cell system that will provide both heat and electricity for the home. Under the agreement, Vaillant will obtain fuel cells and gas-processing components from GEFCS and then will produce the fuel cell heating appliances for its customers in Germany, Austria, Switzerland and the Netherlands, and for GEFCS customers throughout Europe. In March 2002, we amended our agreements with Vaillant to extend their distribution territory to include all of Europe on a non-exclusive basis.

Celanese: In April 2000, we finalized a joint development agreement with Celanese GmbH, to develop a high temperature membrane electrode unit. Under the agreement, we and Celanese will exclusively work together on the development of a high temperature membrane electrode unit for our stationary fuel cell system applications. As part of the agreement we will contribute an estimated $4.1 million (not to exceed $4.5 million) to fund our share of the development efforts over the course of the agreement. As of March 31, 2002, we have contributed $1.5 million under the terms of the agreement and have accrued an additional $1.8 million. These amounts have been expensed and represent our estimated share of the development efforts performed to date. We are in the process of negotiating an extension and revision of the terms of our agreement with Celanese.

Engelhard: In June 2000, we finalized a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the agreements we will contribute $10.0 million to fund Engelhard's development efforts, and Engelhard will acquire $10.0 million of our common stock. The agreements also specify rights and obligations for Engelhard to supply products to us over the next 10 years. Through March 31, 2002, we have contributed a total of $8.0 million under the terms of the agreement while Engelhard has acquired $8.0 million of our common stock. Of this amount, $6.6 million has been expensed with the remaining $1.4 million being recorded under the balance sheet caption "Prepaid development costs" as of March 31, 2002.

Advanced Energy Incorporated: In March 2000, we acquired a 28% ownership interest in Advanced Energy Incorporated, in exchange for a combination of $1.5 million in cash and our common stock valued at approximately $828,000. We account for our interest in Advanced Energy Incorporated on the equity method of accounting and adjust our investment by our proportionate share of income or losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2002 and March 31, 2001.

Product and service revenue. Product and service revenue was $2.6 million for the three months ended March 31, 2002. There was no product and service revenue during the same period last year. In the third quarter of last year we began delivering fuel cell systems under our initial commercial agreements to a select number of customers in order to demonstrate, test and evaluate our fuel cell systems. In the first quarter of 2002, we delivered 12 fuel cell systems to these select customers. Under our initial commercial agreements we are recognizing revenue over the period of the underlying service and other contractual obligations. During the quarter ended March 31, 2002 we have recognized revenue in the amount of $2.4 million associated with the delivery of fuel cell systems that occurred in 2001 and $0.2 million associated with the delivery of fuel cell systems that occurred in the first quarter of 2002. Also during the quarter we deferred an additional $1.1 million related to the delivery of 12 fuel cell systems in the first quarter of 2002. As of March 31, 2002, we have total deferred revenue in the amount of $4.2 million and expect to recognize approximately $4.1 million throughout the remainder of 2002. The costs associated with the product, service and other obligations are expensed as they are incurred.

Research and development contract revenue. Research and development contract revenue primarily relates to cost reimbursement government contracts related to the development of PEM fuel cell technology. Research and development contract revenue decreased to $332,000 for the three months ended March 31, 2002 from $1.0 million during the same period last year. The decrease is the result of completion of government contracts with the U.S. Department of Energy and New York State Energy Research and Development Authority. Although we intend to continue certain government contract work, we expect our primary focus to be on introducing our product to the commercial marketplace.

Cost of revenues. Cost of revenues for the three months ended March 31, 2002, decreased to $1.7 million from $2.0 million during the same period last year. Cost of revenues includes the direct cost incurred in the manufacture of our products as well as costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of productive materials and fees paid to outside suppliers for subcontracted components and services.

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

Noncash research and development expense. Noncash research and development expense was $69,000 for the three months ended March 31, 2002. There was no noncash research and development expense during the same period last year. Noncash research and development expense represents the fair value of stock grants to employees and stock grants and vested stock options to consultants and others in exchange for services provided.

Other Research and development expense. Other research and development expense decreased to $10.9 million for the three months ended March 31, 2002 from $16.8 million for the three months ended March 31, 2001. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs.

Research and development expenses in the first quarter ended March 31, 2002 also includes amortization of prepaid development expenses in the amount of $377,000, compared to $2.1 million during the same period last year, under our joint development programs with Engelhard and Celanese, recorded on our balance sheet under the caption "Prepaid development costs" as well as amortization in the amount of $638,000, compared to $839,000 during the same period last year, related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption "Intangible assets".

The remainder of the decrease is the result of producing fewer units for internal test and evaluation purposes combined with a smaller workforce during the first quarter ended March 31, 2002 than during the same period last year.

Noncash general and administrative expense. Noncash general and administrative expenses were $343,000 for the three months ended March 31, 2002. There were no such charges during the same period last year. Noncash general and administrative expenses generally represents the fair value of stock grants to employees and stock grants and vested stock options to consultants and others in exchange for services provided.

Other general and administrative expense. Other general and administrative expenses decreased to $1.4 million for the three months ended March 31, 2002 from $1.9 million for the three months ended March 31, 2001. The decrease is primarily the result of more efficient spending in support of operations. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest expense. Interest expense was $25,000 for the three months ended March 31, 2002, compared to $78,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities decreased to $487,000 for the three months ended March 31, 2002, from $1.3 million for the same period in 2001. The decrease was due to a lower yield on our investment portfolio during a period of generally declining interest rates. The higher interest earned in 2001 was the result of better yields on investments purchased during 2000 with maturities in the second half of 2001.

Equity in losses of affiliates. Equity in losses of affiliates decreased to $584,000 for the three months ended March 31, 2002 from $646,000 during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems and Advanced Energy Incorporated in the amount of $136,000 and amortization of intangible assets in the amount of $448,000.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles and related disclosure requires management to make estimates and assumptions that affect:

.. the amounts reported for assets and liabilities;
.. the disclosure of contingent assets and liabilities at the date of the financial statements; and
.. the amounts reported for revenues and expenses during the reporting period.

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

For the quarter ended March 31, 2002, we recognized product and service revenue in the amount of $2.6 million and deferred recognition of product and service revenue in the amount of $1.1 million. The deferred revenue is being recognized over the contractual period of the underlying service and other contractual obligations. The costs associated with the product, service and other obligations are expensed as they are incurred.

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

Valuation of long-lived and intangible assets and goodwill: We assess the impairment of identifiable intangible and long-lived assets and related goodwill, if any, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

.. significant underperformance relative to expected historical or projected future operating results;
.. significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
.. significant negative industry or economic trends;
.. significant decline in our stock price for a sustained period; and .. our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Effective January 1, 2002, the Company adopted SFAS No. 142. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. Goodwill and intangible assets with indefinite useful lives are subject to a periodic impairment test. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. Acquired intangible assets with determinable useful lives continue to be amortized over their estimated useful lives in proportion to the economic benefits consumed. These estimated useful lives are required to be reevaluated each reporting period. Amortizable intangible assets are to be reviewed for impairment in accordance with SFAS No. 144. In conjunction with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its finite-lived acquired intangible assets and determined that no revisions were necessary.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance which could materially impact our financial position and results of operations. At March 31, 2002, our net deferred tax assets have been offset in full by a valuation allowance. As a result the net provision for income taxes is zero at March 31, 2002.

Liquidity and Capital Resources

Summary

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our fuel cell systems for worldwide use, hire and train our production staff, develop and expand our manufacturing capacity and production activities and expand our research and development activities. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash, cash equivalents and marketable securities balances will provide sufficient capital to funds operations for at least the next twelve months.

We have financed our operations through March 31, 2002 primarily from the sale of equity, which has provided cash in the amount of $292.2 million. As of March 31, 2002, we had unrestricted cash and cash equivalents and marketable securities totaling $84.7 million and working capital of $81.5 million. As a result of our purchase of real estate we have escrowed an additional $5.3 million in cash to collateralize the debt assumed on the purchase. Since inception, net cash used in operating activities has been $161.3 million and cash used in investing activities has been $63.4 million.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company believes there have been no material changes in the Company's interest rate risk position since December 31, 2001. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

     Part II - Other Information

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

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

     10.41 Agreement, dated as of December 15, 2000, between Plug Power Inc. and Roger Saillant. (3)

     10.42 Agreement dated February 13, 2001, between Plug Power Inc. and William H. Largent. (3)

     10.43 Amendment dated September 19, 2000 to agreement, dated as of August 6, 1999, between Plug Power Inc. and Gregory A. Silvestri. (3)

     10.44 Joint Development Agreement, dated as of June 2, 2000, between Plug Power Inc. and Engelhard Corporation. (3)

     10.45 Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, L.L.C. dated August 21, 2001, between GE MicroGen, Inc. and Plug Power Inc. (4)

     10.46 Side Letter, dated August 21, 2001, to Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, L.L.C. between GE MicroGen, Inc. and Plug Power Inc. (4)

     10.47 First Amendment, dated July 25, 2001, to Registration Rights Agreement entered into by Plug Power, L.L.C. and GE On-Site Power, Inc.(4)

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

     10.52 Amendment, dated September 18, 2000, to the Services Agreement between Plug Power Inc. and General Electric Company (4)

     10.53 Amendment, dated December 31, 2000, to the Services Agreement between Plug Power Inc. and General Electric Company (4)

     10.54 Amendment, dated March 31, 2001, to the Services Agreement between Plug Power Inc. and General Electric Company (4)

     10.55 Amendment No.1, dated February 27, 2002, to Services Agreement, between Plug Power Inc. and GE Microgen (f/k/a GE On-Site Power) (4)


     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-86089).
     (2) Incorporated by reference to the Company's Form 10-K for the period ending December 31, 1999.
     (3) Incorporated by reference to the Company's Form 10-K for the period ending December 31, 2000.
     (4) Incorporated by reference to the Company's Form 10-K for the period ending December 31, 2001.

B) Reports on Form 8-K.

         None.

Signature

----------

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PLUG POWER INC.


Date:    May 10, 2002                       by: /s/ Roger Saillant
                                            ----------------------
                                                Roger Saillant
                                            Chief Executive Officer

                                            by: /s/ W. Mark Schmitz
                                            ----------------------
                                                W. Mark Schmitz
                                            Chief Financial Officer