Form 10-Q
period 2002-06-30
PLUG POWER INC
filed 2002-08-14
CIK 1093691

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X -  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of common stock outstanding as of July 31, 2002 was 50,812,936 with a par value of $.01 per share.

                         PLUG POWER INC. and Subsidiary

                               INDEX to FORM 10-Q

PART I.  FINANCIAL INFORMATION                                              Page
  Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 2002
            and December 31, 2001                                             3

         Condensed Consolidated Statements of Operations - Three Month
            and Six Month Periods ended June 30, 2002 and June 30, 2001
            and Cumulative Amounts from Inception                             4

         Condensed Consolidated Statements of Cash Flows - Six Month
            Periods ended June 30, 2002 and June 30, 2001 and
            Cumulative Amounts from Inception                                 5

         Notes to Condensed Consolidated Financial Statements                6-10

  Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                11-19

PART II. OTHER INFORMATION

  Item 1 - Legal Proceedings                                                  20

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk         20

  Item 4 - Submission of Matters to a Vote of Security Holders                20

  Item 6 - Exhibits and Reports on Form 8-K                                 20-24

  Signature                                                                   24

                         Plug Power Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Condensed Consolidated Balance Sheets

                     Assets                                     December 31, 2001    June 30, 2002
                                                                -----------------    --------------
Current assets:
   Cash and cash equivalents                                    $      53,648,145    $   42,842,453
   Restricted cash                                                        310,000           310,000
   Marketable securities                                               39,034,314        32,966,836
   Accounts receivable                                                  2,608,321         1,261,955
   Inventory                                                            2,271,278         2,112,436
   Prepaid development costs                                            1,760,131         3,012,024
   Prepaid expenses and other current assets                              932,719         1,083,404

                                                                -----------------    --------------
      Total current assets                                            100,564,908        83,589,108

 Restricted cash                                                        5,000,274         5,000,274
 Property, plant and equipment, net                                    30,240,631        28,819,970
 Intangible asset                                                       3,470,139         2,059,432
 Investment in affiliates                                              11,498,000        10,435,352
 Other assets                                                             600,055           516,486
                                                                -----------------    --------------

      Total assets                                              $     151,374,007    $  130,420,622
                                                                =================    ==============

                     Liabilities and Stockholders' Equity
 Current liabilities:
   Accounts payable                                             $         762,972    $    1,129,066
   Accrued expenses                                                     3,421,106         4,025,351
   Deferred revenue                                                     5,684,793         3,981,275
   Current portion of capital lease obligation
    and long-term debt                                                    330,072           319,918
                                                                -----------------    --------------

      Total current liabilities                                        10,198,943         9,455,610

   Long-term debt                                                       5,000,274         5,000,274
   Deferred grant revenue                                                 400,000           300,000
   Capital lease obligation                                                 4,706             2,187
   Other liabilities                                                      767,193           767,193
                                                                -----------------    --------------

      Total liabilities                                                16,371,116        15,525,264
                                                                -----------------    --------------

 Stockholders' equity:
   Preferred stock, $0.01 par value per share; 5,000,000
    shares authorized; none issued and outstanding                              -                 -

   Common stock, $0.01 par value per share;
    245,000,000 shares authorized at June 30, 2002 and
    245,000,000 shares authorized at December 31, 2001;
    50,787,941 shares issued and outstanding, June 30,
    2002 and 50,322,928 shares issued and outstanding
    December 31, 2001                                                     503,229           507,880

   Paid-in capital                                                    342,842,203       346,554,904
   Deficit accumulated during the development stage                  (208,342,541)     (232,167,426)
                                                                -----------------    --------------

      Total stockholders' equity                                      135,002,891       114,895,358
                                                                -----------------    --------------

      Total liabilities and stockholders' equity                $     151,374,007    $  130,420,622
                                                                =================    ==============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                         Plug Power Inc. and Subsidiary
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Operations

                                                   Three months ended June 30,        Six months ended June 30,       Cumulative
                                                  ------------------------------   ------------------------------    Amounts from
                                                      2001             2002            2001             2002           Inception
                                                  -------------    -------------   -------------    -------------    -------------
Revenue
   Product and service revenue                    $          --    $   2,189,751   $          --    $   4,762,288    $   7,335,722
   Research and development contract revenue          1,289,077          353,938       2,316,326          685,667       30,966,872
                                                  ------------------------------   -------------    -------------    -------------
      Total revenue                                   1,289,077        2,543,689       2,316,326        5,447,955       38,302,594

Cost of revenue and expenses
  Cost of revenues                                    2,198,345        2,891,668       4,169,143        4,582,832       54,517,285
  In-process research and development                        --               --              --               --        9,026,640
  Research and development expense:
     Noncash stock-based compensation                   375,000          131,429         375,000          200,442        1,749,031
     Other research and development                  14,870,054       10,174,832      31,620,347       21,032,579      172,427,987
  General and administrative expense:
     Noncash stock-based compensation                   311,000           99,825         311,000          442,901       11,981,144
     Other general and administrative                 1,627,616        1,565,176       3,517,153        2,982,345       28,415,880
  Interest expense                                       76,278           25,770         154,203           50,747          863,287
                                                  ------------------------------   -------------    -------------    -------------

      Operating loss                                (18,169,216)     (12,345,011)    (37,830,520)     (23,843,891)    (240,678,660)

 Interest income                                        843,171          594,281       2,135,965        1,081,654       16,653,632
                                                  ------------------------------   -------------    -------------    -------------

      Loss before equity in losses of affiliates    (17,326,045)     (11,750,730)    (35,694,555)     (22,762,237)    (224,025,028)

 Equity in losses of affiliates                        (993,636)        (478,273)     (1,639,649)      (1,062,648)      (8,142,398)
                                                  ------------------------------   -------------    -------------    -------------

      Net loss                                    $ (18,319,681)   $ (12,229,003)  $ (37,334,204)   $ (23,824,885)   $(232,167,426)
                                                  ==============================   =============    =============    =============
Loss per share:
      Basic and diluted                           $       (0.41)   $       (0.24)  $       (0.85)   $       (0.47)
                                                  ==============================   =============    =============
Weighted average number of common
shares outstanding                                   44,239,208       50,504,418      44,080,352       50,425,556
                                                  ==============================   =============    =============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                         Plug Power Inc. and Subsidiary
                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Cash Flows

                                                                          Six months ended June 30,                Cumulative
                                                                 ------------------------------------------       Amounts from
                                                                        2001                    2002                Inception
                                                                 ------------------     -------------------    -----------------
 Cash Flows From Operating Activities:

    Net loss                                                         $ (37,334,204)          $ (23,824,885)        $ (232,167,426)

    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                     2,172,124               2,437,977             12,265,341
       Equity in losses of affiliates                                    1,639,650               1,062,648              8,142,398
       Amortization of intangible asset                                  1,678,465               1,410,707              7,565,068
       Noncash prepaid development costs                                 3,882,286                 748,107              6,987,976
       Amortization of deferred grant revenue                             (100,000)               (100,000)              (500,000)
       Stock based compensation                                            686,000                 800,394             14,351,150
       Loss on disposal of property, plant and equipment                         -                       -                108,625
       In-kind services                                                          -                       -              1,340,000
       Amortization of deferred rent                                             -                       -                150,000
       Write-off of deferred rent                                                -                       -              1,850,000
       In-process research and development                                       -                       -              4,042,640

        Changes in assets and liabilities:
           Accounts receivable                                            (210,824)              1,346,366             (1,261,955)
           Inventory                                                    (1,522,352)                158,842             (2,112,436)
           Due from investor                                                     -                       -                286,492
           Prepaid expenses and other current assets                       274,761                (150,685)            (1,061,490)
           Accounts payable and accrued expenses                        (2,610,563)                970,339              5,106,309
           Deferred revenue                                                      -              (1,703,518)             4,781,275
           Due to investor                                                       -                       -               (286,492)
                                                                 -----------------     -------------------   --------------------
                 Net cash used in operating activities                 (31,444,657)            (16,843,708)          (170,412,525)
                                                                 -----------------     -------------------   --------------------

 Cash Flows From Investing Activities:

    Purchase of property, plant and equipment                           (2,133,143)               (933,747)           (29,127,117)
    Proceeds from disposal of property, plant and equipment                      -                       -                 36,666
    Purchase of intangible asset                                                 -                       -             (9,624,500)
    Investment in affiliate                                                      -                       -             (1,500,000)
    Marketable securities                                                8,254,405               6,067,478            (32,966,836)
                                                                 -----------------     -------------------   --------------------
              Cash provided by (used in) investing activities            6,121,262               5,133,731            (73,181,787)
                                                                 -----------------     -------------------   --------------------

 Cash Flows From Financing Activities:

      Proceeds from issuance of common stock                                     -                       -            140,342,782
      Proceeds from initial public offering, net                                 -                       -             94,611,455
      Proceeds from secondary public offering, net                               -                       -             52,017,750
      Stock issuance costs                                                       -                       -             (2,068,776)
      Proceeds from stock option exercises                               1,972,716                 916,958              7,942,891
      Cash placed in escrow                                                      -                       -             (5,310,274)
      Principal payments on capital lease obligations                      (42,435)                (12,673)              (249,063)
      Principal payments on long-term debt                                       -                       -               (850,000)
                                                                 -----------------     -------------------   --------------------
              Net cash provided by financing activities                  1,930,281                 904,285            286,436,765
                                                                 -----------------     -------------------   --------------------

 (Decrease) increase in cash and cash equivalents                      (23,393,114)            (10,805,692)            42,842,453

 Cash and cash equivalents, beginning of period                         58,511,563              53,648,145                      -
                                                                 -----------------     -------------------   --------------------

 Cash and cash equivalents, end of period                            $  35,118,449           $  42,842,453         $   42,842,453
                                                                 =================     ===================   ====================


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

       At June 30, 2002, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $75.8 million and working capital of $74.1 million. Management believes that the Company's current available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

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

       At June 30, 2002, the Company has restricted cash in the amount of $5,310,274, that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, "Restricted cash" in the accompanying condensed consolidated balance sheets.

       Marketable Securities: Marketable securities includes investments in corporate debt securities and US Treasury obligations which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities would be reflected in other comprehensive income (loss) and as a separate component of stockholders' equity. There was no significant difference between cost and fair value of these investments at June 30, 2002.

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

       The Company defers recognition of product and service revenue where all of the criteria for revenue recognition have not yet been achieved. Product and service revenue excludes revenue which has been deferred and is being recognized over the period of the underlying service and other contractual obligations within the Company's initial commercial agreements for the delivery of fuel cell systems. At June 30, 2002, the Company has deferred product and service revenue in the amount of $3.8 million.

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

3.     Loss Per Share

       Loss per share for the Company is calculated as follows:

                                           Three Months        Three Months         Six Months           Six Months
                                          Ended June 30,      Ended June 30,      Ended June 30,       Ended June 30,
                                               2001                2002                2001                 2002
                                          --------------      --------------      -------------        -------------
       Numerator:
            Net loss                       $(18,319,681)        $(12,229,003)     $(37,334,204)        $(23,824,885)
       Denominator:
            Weighted average number
                 of common shares            44,238,208           50,504,418        44,080,352           50,425,556

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

       In connection with the formation of GEFCS, and the Company's distribution agreement with GEFCS, including amendments thereto, the Company issued 2,250,000 shares of its common stock, and an option to purchase 725,000 additional shares of its common stock, to GE MicroGen, Inc. The Company has capitalized $16.3 million, the fair value of the shares issued and the option to purchase additional shares under the caption "Investment in affiliates" in the accompanying condensed consolidated balance sheets. This investment is considered to be an intangible asset in the form of a distribution agreement and is being amortized on a straight line basis over a ten year period, the term of the original distribution agreement. In accordance with the terms of the agreement, General Electric will provide capital, in the form of a loan not to exceed $8.0 million, to fund the operations of GEFCS.

       The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption "Equity in losses of affiliates" in the accompanying condensed consolidated statements of operations. GEFCS had an operating and net loss of approximately $173,000 for the six months ended June 30, 2002. For the six months ended June 30, 2002, equity in losses of affiliates, related to GEFCS, was approximately $965,000 including amortization of the related intangible asset of $896,000.

       Under a separate agreement, the Company has agreed to source from General Electric Company technical support services for its product development effort, including engineering, testing, manufacturing and quality control services. In addition, the Company has committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30,

       1999. Through June 30, 2002, the Company has purchased approximately $5.9 million of such services. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company's employees regarding procurement activities pursuant to this agreement.

       Advanced Energy Incorporated

       In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Incorporated (AEI), (formerly Advanced Energy Systems, Inc.), in exchange for a combination of $1.5 million cash and Plug Power common stock valued at approximately $828,000. The Company accounts for its interest in AEI on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. The amount by which the purchase price of the Company's ownership interest exceeded the underlying equity in net assets of AEI at the acquisition date was approximately $1,773,000 and has been fully expensed at June 30, 2002. For the six months ended June 30, 2002, AEI had sales of approximately $1.5 million and an operating and net loss of approximately $943,000. The Company has recorded equity in losses of affiliates, related to AEI, of $97,000 for the six months ended June 30, 2002 which has reduced the carrying value of the Company's investment to zero.

5.     Intangible Assets

       In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001.

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

       In conjunction with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its finite-lived acquired intangible assets and determined that no revisions were necessary. The gross carrying amount and accumulated amortization of the Company's acquired intangible assets as of June 30, 2002 and December 31, 2001 were as follows:

                                  June 30, 2002                    December 31, 2001
                        --------------------------------        -----------------------------
                         Gross Carrying    Accumulated          Gross Carrying    Accumulated
                             Amount        Amortization             Amount        Amortization
                        --------------------------------        -----------------------------
Distribution Agreement     $16,250,000     $ 5,814,648            $16,250,000     $ 4,849,523
Purchased Technology         9,267,500       7,208,068              9,267,500       5,797,360
                           ------------------------------------------------------------------
Total                      $25,517,500     $13,022,716            $25,517,500     $10,646,883
                           ==================================================================

       Amortization expense for acquired intangible assets during the six months ended June 30, 2002 was $2,306,508. Estimated amortization expense for the remainder of 2002 and the five succeeding years are as follows:

                                               Estimated
                                             Amortization
                                               Expense
                                             ------------
                    2002                      $2,440,386
                    2003                       2,306,446
                    2004                       1,791,660
                    2005                       1,791,600
                    2006                       1,791,600
                    2007                       1,791,600

6.     Stockholders' Equity

       Changes in stockholders' equity for the six months ended June 30, 2002 is as follows:

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                                During the          Total
                                             Common stock                    Additional        Development      Stockholders'
                                                Shares            Amount   Paid-in Capital        Stage             Equity
                                         --------------------------------------------------------------------------------------
       Balance, December 31, 2001              50,322,928      $   503,229     $342,842,203    $ (208,342,541)    $ 135,002,891
       Stock based compensation                    56,423              564          799,830                             800,394
       Stock option exercises                     131,771            1,318          690,833                             692,151
       Stock issued under employee
            stock purchase plan                    33,436              334          224,473                             224,807
       Stock issued for development
            agreement                             243,383            2,434        1,997,566                           2,000,000
       Net loss                                                                                   (23,824,885)      (23,824,885)
                                         --------------------------------------------------------------------------------------
         Balance, June 30, 2002                50,787,941      $   507,879     $346,554,905    $ (232,167,426)    $ 114,895,358
                                         ======================================================================================

7.     Commitments and Contingencies

       Litigation:

       On or about September 14, 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and a director violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects. The action was brought on behalf of a class of purchasers of Plug Power stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553 (ERK) (RML). By order dated January 25, 2001, the Court appointed lead plaintiffs and lead plaintiffs' counsel. Subsequently the plaintiffs served a consolidated amended complaint, which extends the class period to begin on October 29, 1999, and alleges claims under Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the Securities & Exchange Commission, 17 C.F.R. 240 10b-5. Subsequently, Plaintiffs withdrew their claims under the Securities Act of 1933. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of the Company's technology in a registration statement and proxy statement issued in connection with the Company's initial public offering and in subsequent press releases, and are seeking damages. The Company believes that the allegations in the consolidated amended complaint are without merit and intends to vigorously defend against the claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If Plaintiffs were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operation and liquidity.

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

Overview

We are a development stage enterprise formed to research, develop, manufacture and distribute on-site electric power generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications. We are in the preliminary stages of field testing and marketing our initial commercial product to a limited number of customers, including utilities, government entities and our distribution partners, GE Fuel Cell Systems, LLC and DTE Energy Technologies, Inc. This initial product is a limited edition fuel cell system that is intended to offer complimentary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements to our fuel cell systems are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation of heat and electric power.

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

Through June 30, 2002, our stockholders in the aggregate have contributed $292.8 million in cash, including $93.0 million in net proceeds from our initial public offering and $51.6 million in net proceeds from our follow-on public offering of common stock, and $33.4 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and equity interests in affiliates.

From inception through June 30, 2002, we have incurred losses of $232.2 million and expect to continue to incur losses as we continue our product development and commercialization programs and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the related service requirements necessary to monitor those systems and potential design changes required as a result of field testing.

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

Under a separate agreement, the Company has agreed to source from General Electric Company technical support services for its product development effort, including engineering, testing, manufacturing and quality control services. In addition, the Company has committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. Through June 30, 2002, the Company has purchased approximately $5.9 million of such services. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company's employees regarding procurement activities pursuant to this agreement.

Gastec: In February 2000, we acquired from Gastec, NV, a Netherlands-based company, certain fixed assets and all of its intellectual property related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electric power. The total purchase price was $14.8 million, paid in cash. In connection with the transaction, we recorded in-process research and development expense in the amount of $5.0 million, fixed assets in the amount of $192,000 and intangible assets in the amount of $9.6 million. Through June 30, 2002, we have expensed $7.5 million related to the intangible assets.

Vaillant: In March 2000, we finalized a development agreement with Vaillant GmbH (Vaillant), to develop a combination furnace, hot water heater and fuel cell system that will provide both heat and electricity for the home. Under the agreement, Vaillant will obtain fuel cells and gas-processing components from GEFCS and then will produce the fuel cell heating appliances for its customers in Germany, Austria, Switzerland and the Netherlands, and for GEFCS customers throughout Europe. In March 2002, we amended our agreements with Vaillant to extend their distribution territory to include all of Europe, on a non-exclusive basis.

Celanese: In April 2000, we finalized a joint development agreement with Celanese GmbH, to develop a high temperature membrane electrode unit. Under the agreement, we and Celanese will exclusively work together on the development of a high temperature membrane electrode unit for our stationary fuel cell system applications. As part of the original agreement we agreed to contribute an estimated $4.1 million (not to exceed $4.5 million) to fund our share of the development efforts over the course of the agreement. As of June 30, 2002, we have contributed $1.5 million under the terms of the agreement and have accrued an additional $1.8 million. These amounts have been expensed and represent our estimated share of the development efforts performed to date. We are in the process of negotiating an extension and revision of the terms of our agreement with Celanese.

Engelhard: In June 2000, we finalized a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the agreements we have contributed $10.0 million to fund Engelhard's development efforts, and Engelhard has acquired $10.0 million of our common stock. Of this amount, $7.0 million has been expensed with the remaining $3.0 million being recorded under the balance sheet caption "Prepaid development costs" as of June 30, 2002. The agreements also specify rights and obligations for Engelhard to supply products to us over the next 10 years.

Advanced Energy Incorporated: In March 2000, we acquired a 28% ownership interest in Advanced Energy Incorporated (AEI) in exchange for a combination of $1.5 million cash and Plug Power common stock valued at approximately $828,000. We account for our interest in AEI on the equity method of accounting and adjust our investment by our proportionate share of income or losses. The amount by which the purchase price of our ownership interest exceeded the underlying equity in net assets of AEI at the acquisition date was approximately $1,773,000 and has been fully expensed as of June 30, 2002. For the six months ended June 30, 2002, AEI had sales of approximately $1.5 million and an operating and net loss of approximately $943,000. We have recorded equity in losses of affiliates, related to AEI, of $97,000 for the six months ended June 30, 2002 which has reduced the carrying value of our investment to zero.

Results of Operations

Comparison of the Three Months Ended June 30, 2002 and June 30, 2001.

Product and service revenue. Product and service revenue was $2.2 million for the three months ended June 30, 2002. There was no product and service revenue during the same period of 2001. In the third quarter of last year we began delivering fuel cell systems under commercial agreements to a select number of customers in order to demonstrate, test and evaluate our fuel cell systems. During the second quarter of 2002, we delivered 31 fuel cell systems to these select customers. Our initial commercial sales are contract specific arrangements containing multiple obligations, that may include a combination of continued service, maintenance and other support, as well as cancellation privileges. We defer recognition of product and service revenue where all of the criteria for revenue recognition have not yet been achieved. During the quarter ended June 30, 2002, we recognized revenue in the amount of $2.2 million, including $2.0 million related to previously deferred revenue and $0.2 million related to fuel cell systems delivered in the quarter. As of June 30, 2002, we have total deferred product and service revenue in the amount of $3.8 million. The costs associated with the product, service and other obligations are expensed as they are incurred.

Research and development contract revenue. Research and development contract revenue primarily relates to cost reimbursement government contracts related to the development of PEM fuel cell technology. Research and development contract revenue decreased to $354,000 for the three months ended June 30, 2002 from $1.3 million during the same period last year. The decrease is the result of completion of government contracts with the U.S. Department of Energy and New York State Energy Research and Development Authority.

Cost of revenues. Cost of revenues for the three months ended June 30, 2002, increased to $2.9 million from $2.2 million during the same period last year. Cost of revenues includes the cost of materials incurred in the manufacture of the products we sell as well as costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of productive materials and fees paid to outside suppliers for subcontracted components and services. It does not include any factory labor or overhead expenses.

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

Noncash research and development expense. Noncash research and development expense was $131,000 for the three months ended June 30, 2002 compared to $375,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants to employees, and stock grants and vested stock options to consultants and others in exchange for services provided.

Other Research and development expense. Other research and development expense decreased to $10.2 million for the three months ended June 30, 2002 from $14.9 million for the three months ended June 30, 2001. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs.

Research and development expenses in the second quarter ended June 30, 2002 also includes accrued expenses and amortization of prepaid development expenses in the amount of $371,000, compared to $1.8 million during the same period last year, under our joint development programs with Engelhard and Celanese, recorded on our balance sheet under the caption "Prepaid development costs" as well as amortization in the amount of $772,000, compared to $839,000 during the same period last year, related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption "Intangible assets".

The remainder of the decrease is the result of producing fewer units for internal test and evaluation purposes combined with a smaller workforce during the second quarter ended June 30, 2002 than during the same period last year.

Noncash general and administrative expense. Noncash general and administrative expenses were $100,000 for the three months ended June 30, 2002 compared to $311,000 during the same period last year. Noncash general and administrative expenses generally represents the fair value of stock grants to employees and stock grants and vested stock options to consultants and others in exchange for services provided.

Other general and administrative expense. Other general and administrative expenses were $1.6 million for both the three month period ended June 30, 2002 and the three month period ended June 30, 2001. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest expense. Interest expense was $26,000 for the three months ended June 30, 2002, compared to $76,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities decreased to $594,000 for the three months ended June 30, 2002, from $843,000 for the same period in 2001. The decrease was due to a lower yield on our investment portfolio during a period of generally declining interest rates. The higher interest earned in 2001 was the result of better yields on investments purchased during 2000 with maturities in the second half of 2001.

Equity in losses of affiliates. Equity in losses of affiliates decreased to $478,000 for the three months ended June 30, 2002 from $994,000 during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems in the amount of $30,000 and amortization of our original investments in the amount of $448,000.

The carrying value of our investment in Advanced Energy Incorporated (AEI) has been reduced to zero through our proportionate share of the losses and amortization of our original investment and accordingly we have not recorded any proportionate losses of AEI in the quarter ended June 30, 2002. During the same quarter of the 2001 calendar year we recorded equity in losses of affiliates, related to AEI, of $105,000 and amortization of our original investment in the amount of $394,000.

Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance.

Comparison of the Six Months Ended June 30, 2002 and June 30, 2001.

Product and service revenue. Product and service revenue was $4.8 million for the six months ended June 30, 2002. There was no product and service revenue during the same period of 2001. In the third quarter of last year we began delivering fuel cell systems under commercial agreements to a select number of customers in order to demonstrate, test and evaluate our fuel cell systems. During the first six months of 2002, we have delivered 43 fuel cell systems to these select customers. Our initial commercial sales are contract specific arrangements containing multiple obligations, that may include a combination of continued service, maintenance and other support, as well as cancellation privileges. We defer recognition of product and service revenue where all of the criteria for revenue recognition have not yet been achieved. During the first half of 2002, we have recognized product and service revenue in the amount of $4.8 million, including $4.0 million related to previously deferred revenue and $0.8 million related to fuel cell systems delivered this year. As of June 30, 2002, we have total deferred product and service revenue in the amount of $3.8 million. The deferred revenue is being recognized over the contractual period of the underlying service and other contractual obligations. The costs associated with the product, service and other obligations are expensed as they are incurred.

Research and development contract revenue. Research and development contract revenue primarily relates to cost reimbursement government contracts related to the development of PEM fuel cell technology. Research and development contract revenue decreased to $686,000 for the six months ended June 30, 2002 from $2.3 million during the same period last year. The decrease is the result of completion of government contracts with the U.S. Department of Energy and New York State Energy Research and Development Authority.

Cost of revenues. Cost of revenues for the six months ended June 30, 2002, increased to $4.6 million from $4.2 million during the same period last year. Cost of revenues includes the cost of materials incurred in the manufacture of the products we sell as well as costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of productive materials and fees paid to outside suppliers for subcontracted components and services. It does not include any factory labor or overhead expenses.

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

Noncash research and development expense. Noncash research and development expense was $200,000 for the six months ended June 30, 2002 compared to $375,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants to employees, and stock grants and vested stock options to consultants and others in exchange for services provided.

Other Research and development expense. Other research and development expense decreased to $21.0 million for the six months ended June 30, 2002 from $31.6 million for the six months ended June 30, 2001. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs.

Research and development expenses in the first six months ended June 30, 2002 also includes accrued expenses and amortization of prepaid development expenses in the amount of $748,000, compared to $3.9 million during the same period last year, under our joint development programs with Engelhard and Celanese, recorded on our balance sheet under the caption "Prepaid development costs" as well as amortization in the amount of $1.4 million, compared to $1.7 million during the same period last year, related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption "Intangible assets".

The remainder of the decrease is the result of producing fewer units for internal test and evaluation purposes combined with a smaller workforce during the first six months ended June 30, 2002 than during the same period last year.

Noncash general and administrative expense. Noncash general and administrative expenses were $443,000 for the six months ended June 30, 2002 compared to $311,000 during the same period last year. Noncash general and administrative expenses generally represents the fair value of stock grants to employees and stock grants and vested stock options to consultants and others in exchange for services provided.

Other general and administrative expense. Other general and administrative expenses decreased to 3.0 million for the six months ended June 30, 2002 from $3.5 million for the six months ended June 30, 2001. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services. The decrease in other general and administrative expenses is the result of more efficient spending in support of operations across the entire organization combined with a smaller workforce during the first six months ended June 30, 2002 than during the same period last year.

Interest expense. Interest expense was $51,000 for the six months ended June 30, 2002, compared to $154,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities decreased to $1.1 million for the six months ended June 30, 2002, from $2.1 million for the same period in 2001. The decrease was due to a lower yield on our investment portfolio during a period of generally declining interest rates. The higher interest earned in 2001 was the result of better yields on investments purchased during 2000 with maturities in the second half of 2001.

Equity in losses of affiliates. Equity in losses of affiliates decreased to $1.1 million for the six months ended June 30, 2002 from $1.6 million during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems (GEFCS) and Advanced Energy Incorporated (AEI) in the amount of $167,000 and amortization of our original investment in GEFCS in the amount of $896,000.

At June 30, 2002, the carrying value of our investment in AEI has been reduced to zero through our proportionate share of the losses and amortization of our original investment.

Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance.

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

When we determine that the varying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". On January 1, 2002, we adopted SFAS No. 142 and are required to perform an initial impairment review in 2002 and an annual impairment review thereafter. Based on our initial review we do not expect to record an impairment charge.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance which could materially impact our financial position and results of operations. At June 30, 2002, our net deferred tax assets have been offset in full by a valuation allowance. As a result of current operating losses and the valuation allowance, the net provision for income taxes is zero at June 30, 2002.

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

We have financed our operations through June 30, 2002 primarily from the sale of equity, which has provided cash in the amount of $292.8 million. As of June 30, 2002, we had unrestricted cash and cash equivalents and marketable securities totaling $75.8 million and working capital of $74.1 million. As a result of our purchase of real estate we have escrowed an additional $5.3 million in cash to collateralize the debt assumed on the purchase. Since inception, net cash used in operating activities has been $170.4 million and cash used in investing activities has been $73.2 million, including our investments in marketable securities in the amount of $33.0 million.

Part II - Other Information

ITEM 1 - LEGAL PROCEEDINGS

On or about September 14, 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and a director violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects. The action was brought on behalf of a class of purchasers of Plug Power stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553 (ERK) (RML). By order dated January 25, 2001, the Court appointed lead plaintiffs and lead plaintiffs' counsel. Subsequently the plaintiffs served a consolidated amended complaint, which extends the class period to begin on October 29, 1999, and alleges claims under Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the Securities & Exchange Commission, 17 C.F.R. 240 10b-5. Subsequently, Plaintiffs withdrew their claims under the Securities Act of 1933. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of the Company's technology in a registration statement and proxy statement issued in connection with the Company's initial public offering and in subsequent press releases, and are seeking damages. The Company believes that the allegations in the consolidated amended complaint are without merit and intends to vigorously defend against the claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If Plaintiffs were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operation and liquidity.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there have been no material changes in the Company's interest rate risk position since December 31, 2001. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders ("Annual Meeting") held on May 16, 2002, the Company's shareholders approved the following:

(1) To elect the following directors as Class III Directors, each to hold office until the Company's 2005 annual meeting of stockholders and until such director's successor is duly elected and qualified:

                                              Against/     Broker
     Nominee                   For            Withheld     Abstain     Non-Votes
     -------                   -------------------------------------------------
     John M. Shalikashvili     49,894,643     104,219      --          --
     Larry G. Garberding       49,893,903     104,959      --          --
     John G. Rice              49,893,903     104,959      --          --

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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

          10.48 Amended and Restated Distribution Agreement, dated as of August 21, 2001, between GE Fuel Cell Systems, LLC and Plug Power, LLC (4)

          10.49 Investment Agreement dated July 25, 2001, by and between Plug Power Inc. GE Power Systems Equities Inc. (4)

          10.50 Option to Purchase Common Stock of Plug Power Inc. by GE Power Systems Equities, Inc., dated August 21, 2001 (4)

          10.51 Services Agreement, dated March 17, 2000, between Plug Power Inc. and General Electric Company (4)

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

                                         PLUG POWER INC.

Date:    August 14, 2002                 by: /S/ Roger Saillant
                                         -----------------------
                                         Roger Saillant
                                         Chief Executive Officer

                                         by: /S/ W. Mark Schmitz
                                         -----------------------
                                         W. Mark Schmitz
                                         Chief Financial Officer