Form 10-Q
period 2002-09-30
PLUG POWER INC
filed 2002-11-13
CIK 1093691

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 00027527

PLUG POWER INC.
(Exact name of registrant as specified in its charter)

968 ALBANY-SHAKER ROAD, LATHAM, NEW YORK 12110
(Address of registrant’s principal executive office)

(518) 782-7700
(Registrant’s telephone number, including area code)

Delaware	22-3672377
(State or other jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

The number of shares of common stock outstanding as of October 31, 2002 was 50,865,304 with a par value of $.01 per share.

PLUG POWER INC.

INDEX to FORM 10-Q

PART I. FINANCIAL INFORMATION	Page

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets – December 31, 2001 and September 30, 2002	3

Condensed Consolidated Statements of Operations – Three Month and Nine Month Periods ended September 30, 2001 and September 30, 2002 and Cumulative Amounts from Inception	4

Condensed Consolidated Statements of Cash Flows—Nine Month Periods ended September 30, 2001 and September 30, 2002 and Cumulative Amounts from Inception	5

Notes to Condensed Consolidated Financial Statements	6 – 12

Item 2 – Management’s Discussion and Analysis of Financial	13 – 22

Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	22

Item 4 – Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings	22

Item 2 – Changes in Securities and Use of Proceeds	23

Item 6 – Exhibits and Reports on Form 8-K	23 – 27

Signatures	27

Certifications Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	28-29

Plug Power Inc. and Subsidiary
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets
Assets	December 31, 2001	(Unaudited) September 30, 2002
Current assets:
Cash and cash equivalents	$53,648,145	$40,241,697
Restricted cash	310,000	310,000
Marketable securities	39,034,314	25,768,135
Accounts receivable	2,608,321	3,386,700
Inventory	2,271,278	1,843,639
Prepaid development costs	1,760,131	2,574,505
Prepaid expenses and other current assets	932,719	1,269,736

Total current assets	100,564,908	75,394,412
Restricted cash	5,000,274	5,000,274
Property, plant and equipment, net	30,240,631	27,536,546
Intangible asset	3,470,139	1,287,139
Investment in affiliates	11,498,000	9,953,949
Other assets	600,055	474,701

Total assets	$151,374,007	$119,647,021

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$762,972	$1,054,352
Accrued expenses	3,421,106	2,232,566
Deferred revenue	5,684,793	5,370,364
Current portion of capital lease obligation and long-term debt	330,072	316,726

Total current liabilities	10,198,943	8,974,008

Long-term debt	5,000,274	5,000,274
Deferred grant revenue	400,000	250,000
Capital lease obligation	4,706	885
Other liabilities	767,193	767,193

Total liabilities	16,371,116	14,992,360

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized at December 31, 2001 and 245,000,000 shares authorized at September 30, 2002; 50,322,928 shares issued and outstanding, December 31, 2001 and 50,861,508 shares issued and outstanding September 30, 2002	503,229	508,615

Paid-in capital	342,842,203	346,987,838
Deficit accumulated during the development stage	(208,342,541)	(242,841,792)

Total stockholders’ equity	135,002,891	104,654,661

Total liabilities and stockholders’ equity	$151,374,007	$119,647,021

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiary
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative Amounts from Inception
	2001	2002	2001	2002
Revenue
Product and service revenue	$436,976	$2,619,110	$436,976	$7,381,398	$9,954,832
Research and development contract revenue	483,249	374,577	2,799,575	1,060,244	31,341,449

Total revenue	920,225	2,993,687	3,236,551	8,441,642	41,296,281

Cost of revenue and expenses
Cost of revenues	2,409,624	3,142,867	6,578,767	7,725,699	57,660,152
In-process research and development	—	—	—	—	9,026,640
Research and development expense:
Noncash stock-based compensation	—	269,836	375,000	520,006	2,068,595
Other research and development	15,069,212	8,411,249	46,689,559	29,405,724	180,801,132
General and administrative expense:
Noncash stock-based compensation	—	22,135	311,000	415,308	11,953,551
Other general and administrative	1,758,540	1,667,745	5,275,693	4,688,194	30,121,729
Interest expense	55,061	24,897	209,264	75,644	888,184

Operating loss	(18,372,212)	(10,545,042)	(56,202,732)	(34,388,933)	(251,223,702)
Interest income	956,007	352,079	3,091,972	1,433,733	17,005,711

Loss before equity in losses of affiliates	(17,416,205)	(10,192,963)	(53,110,760)	(32,955,200)	(234,217,991)
Equity in losses of affiliates	(1,291,346)	(481,403)	(2,930,995)	(1,544,051)	(8,623,801)

Net loss	$(18,707,551)	$(10,674,366)	$(56,041,755)	$(34,499,251)	$(242,841,792)

Loss per share:
Basic and diluted	$(0.38)	$(0.21)	$(1.23)	$(0.68)

Weighted average number of common shares outstanding	48,920,871	50,818,978	45,711,589	50,558,138

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiary
(A Development Stage Enterprise)

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30,		Cumulative
	2001	2002	Amounts from Inception
Cash Flows From Operating Activities:
Net loss	$(56,041,755)	$(34,499,251)	$(242,841,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,306,833	4,335,369	14,162,733
Equity in losses of affiliates	2,930,995	1,544,051	8,623,801
Amortization of intangible asset	2,517,696	2,183,000	8,337,361
Noncash prepaid development costs	4,586,053	1,185,626	7,425,495
Amortization of deferred grant revenue	(150,000)	(150,000)	(550,000)
Stock based compensation	686,000	1,232,563	14,783,319
Loss on disposal of property, plant and equipment	—	—	108,625
In-kind services	—	—	1,340,000
Amortization of deferred rent	—	—	150,000
Write-off of deferred rent	—	—	1,850,000
In-process research and development	—	—	4,042,640

Changes in assets and liabilities:
Accounts receivable	558,344	(778,379)	(3,386,700)
Inventory	(522,150)	427,639	(1,843,639)
Due from investor	—	—	286,492
Prepaid expenses and other current assets	393,540	(337,017)	(1,247,822)
Accounts payable and accrued expenses	(3,864,250)	(897,160)	3,238,810
Deferred revenue	1,867,250	(314,429)	6,170,364
Due to investor	—	—	(286,492)

Net cash used in operating activities	(43,731,444)	(26,067,988)	(179,636,805)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(2,388,512)	(1,505,930)	(29,699,300)
Proceeds from disposal of property, plant and equipment	—	—	36,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Marketable securities	(5,140,581)	13,266,179	(25,768,135)

Cash provided by (used in) investing activities	(7,529,093)	11,760,249	(66,555,269)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	9,600,000	—	140,342,782
Proceeds from initial public offering, net	—	—	94,611,455
Proceeds from secondary public offering, net	52,017,750	—	52,017,750
Stock issuance costs	(429,199)	—	(2,068,776)
Proceeds from stock option exercises	2,374,411	918,458	7,944,391
Cash placed in escrow	—	—	(5,310,274)
Principal payments on capital lease obligations	(70,394)	(17,167)	(253,557)
Principal payments on long-term debt	—	—	(850,000)

Net cash provided by financing activities	63,492,568	901,291	286,433,771

(Decrease) increase in cash and cash equivalents	12,232,031	(13,406,448)	40,241,697
Cash and cash equivalents, beginning of period	58,511,563	53,648,145	—

Cash and cash equivalents, end of period	$70,743,594	$40,241,697	$40,241,697

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations

Description of Business

Plug Power Inc. and subsidiary (Company), was originally formed as a joint venture between Edison Development Corporation (EDC) and Mechanical Technology Incorporated (MTI) in the State of Delaware on June 27, 1997 and succeeded by merger to all of the assets, liabilities and equity of Plug Power, L.L.C. in November 1999.

The Company is a development stage enterprise formed to research, develop, manufacture and distribute on-site electric power generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications and is in the preliminary stages of field testing and marketing its initial commercial product to a limited number of customers, including utilities, government entities and the Company’s distribution partners, GE Fuel Cell Systems, LLC and DTE Energy Technologies, Inc. This initial product is a limited edition fuel cell system that is intended to offer complementary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements to its fuel cell systems including its next generation systems are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation of heat and electric power.

Recent Developments

Acquisition of H Power Corp.: On November 12, 2002, the Company and H Power Corp. announced that they entered into a definitive merger agreement pursuant to which the Company would acquire H Power in a stock-for-stock exchange valued at approximately $50.7 million. Under the terms of the agreement, the exchange ratio is initially set at approximately eight-tenths of a share of the Company for each H Power share. The initial exchange ratio will vary within upper and lower bounds of 10% in the event that the value of the Company's common stock during a defined pre-closing period varies by more than 10% from $5.88 per share. Currently, it is expected that H Power shareholders will receive $50.7 million of value and will own between approximately 13.3% and 15.8% of the Company's shares outstanding after the closing.

The agreement requires approval by the shareholders of both companies. The transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. The transaction is expected to close no later than the first quarter of 2003.

Honda Joint Development Agreement: In October 2002, we signed a definitive agreement with Honda R&D Co., Ltd. of Japan, a subsidiary of Honda Motor Co., Ltd., to exclusively and jointly develop and test an initial prototype of a home refueling system for fuel cell automobiles. As part of the program, the Company will integrate its GenSys™5C stationary fuel cell system with additional components necessary for the home refueling concept. A home refueling system is a fuel cell product that will provide heat, hot water, and electricity to a home, while also providing hydrogen fuel for a fuel cell vehicle. The device will be fueled by natural gas, and is expected to be environmentally friendly due to its high efficiency and low emissions. Under the Agreement, Honda will own all the intellectual property developed pursuant to the joint project and will grant us a worldwide, royalty-free, non-exclusive license to such intellectual property for all applications, except those applications on board an automobile. The exclusive agreement covers the first phase of what is expected to be a multi-phase development project.

Celanese Amended and Restated Joint Development Agreement: In August 2002, we amended and restated our agreement with Celanese. Under the restated agreement, we will work exclusively with Celanese on the development of a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of 750 watts up to 25 kilowatts. Additionally, we will work with Celanese on a non-exclusive basis to develop a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of less than 750 watts and greater than 25 kilowatts. Under the new agreement, we and Celanese will each fund our own development efforts.

Effective October 9, 2002, Walter L. Robb resigned from the Company's Board of Directors for personal reasons. Also effective October 9, 2002, the Board of Directors elected J. Douglas Grant to serve as a Class II Director with a term expiring at the annual meeting of stockholders to be held in 2004. The Board of Directors also appointed Mr. Grant to serve as a member of the Company's Audit Committee.

Liquidity

        The Company’s cash requirements depend on numerous factors, including but not limited to product development activities, ability to commercialize its fuel cell systems, market acceptance of its systems and other factors. The Company expects to continue to devote substantial capital resources to its development programs directed at commercializing fuel cell systems worldwide, to hire and train production staff, develop and expand manufacturing capacity and continue research and development activities. The Company will pursue expansion of its operations through internal growth and strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions.

At September 30, 2002, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $66.0 million and working capital of $66.4 million. Management believes that the Company’s current available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Interim Financial Statements: The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001.

Cash Equivalents and Restricted Cash: Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

At September 30, 2002, the Company has restricted cash in the amount of $5,310,274, that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, “Restricted cash” in the accompanying condensed consolidated balance sheets.

Marketable Securities: Marketable securities includes investments in corporate debt securities and US Treasury obligations which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities would be reflected in other comprehensive income (loss) and as a separate component of stockholders’ equity. There was no significant difference between cost and fair value of these investments at September 30, 2002.

Product and Service Revenue: Generally, product and service revenue is recorded when products are shipped, customer acceptance has occurred and as other significant contractual obligations are met. The Company applies the guidance within Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101) in the evaluation of its contracts to determine when to properly recognize revenue. The Company’s initial commercial sales for the delivery of limited edition fuel cell systems are contract specific arrangements containing multiple obligations, that may include a combination of continued service, maintenance and other support, as well as certain cancellation privileges.

The Company defers recognition of product and service revenue where all of the criteria for revenue recognition have not yet been achieved. Product and service revenue excludes revenue which has been deferred and is being recognized over the period of the underlying service and other contractual obligations within the Company’s initial commercial agreements for the delivery of fuel cell systems. At September 30, 2002, the Company has deferred product and service revenue in the amount of $5.2 million.

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

Impact of Recently Issued Accounting Standards: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. Management is currently evaluating the impact, if any, that the adoption of SFAS No. 143 will have on the Company’s consolidated financial statements.

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 nullifies previous accounting guidance, principally EITF Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.

3.	Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2002
Numerator:
Net loss	$(18,707,551)	$(10,674,366)	$(56,041,755)	$(34,499,251)
Denominator:
Weighted average number of common shares	48,920,871	50,818,978	45,711,589	50,558,138

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive.

4.	Investments in Affiliates

GE Fuel Cell Systems, LLC

In February 1999, we entered into a joint venture agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service our stationary PEM fuel cell systems on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc., has exclusive distribution rights. Plug Power has a 40 percent ownership interest in GEFCS. Under the terms of our distribution agreement with GEFCS, we serve as GEFCS’ exclusive supplier of the PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement. GE MicroGen, Inc. is an indirect wholly owned subsidiary of General Electric Company that operates within the GE Power Systems business. We may, under certain circumstances, sell systems directly to governmental and quasi-governmental entities under the terms of our distribution agreement with GEFCS. With respect to fuel cell systems that we do sell directly we will provide, or enter into a subcontract to provide, product support services directly.

In connection with the formation of GEFCS, and the Company’s distribution agreement with GEFCS, including amendments thereto, the Company issued 2,250,000 shares of its common stock, and an option to purchase 725,000 additional shares of its common stock, to GE MicroGen, Inc. The Company has capitalized $16.3 million, the fair value of the shares issued and the option to purchase additional shares under the caption “Investment in affiliates” in the accompanying condensed consolidated balance sheets. This investment is considered to be an intangible asset in the form of a distribution agreement and is being amortized on a straight line basis over a ten year period, the term of the original distribution agreement. In accordance with the terms of the agreement, General Electric will provide capital, in the form of a loan not to exceed $8.0 million, to fund the operations of GEFCS.

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying condensed consolidated statements of operations. GEFCS had an operating and net loss of approximately $257,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, equity in losses of affiliates, related to GEFCS, was approximately $1,447,000 including amortization of the related intangible asset of $1,344,000.

Under a separate agreement, the Company has agreed to source from General Electric Company technical support services for its product development effort, including engineering, testing, manufacturing and quality control services. Under this agreement, the Company has committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. Through September 30, 2002, the Company has purchased approximately $6.2 million of such services. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company’s employees regarding procurement activities pursuant to this agreement.

Advanced Energy Incorporated

In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Incorporated (AEI), formerly Advanced Energy Systems, Inc., in exchange for a combination of $1.5 million cash and Plug Power common stock valued at approximately $828,000. The Company accounts for its interest in AEI on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. The amount by which the purchase price of the Company’s ownership interest exceeded the underlying equity in net assets of AEI at the acquisition date was approximately $1,773,000 and was fully amortized as of December 31, 2001. As of March 31, 2002, the Company had recorded equity in losses of affiliates, related to AEI, of $97,000 which reduced the carrying value of the Company’s investment to zero. The Company has no additional legal obligations to provide funding or other support to AEI and has ceased recording any proportionate share of losses incurred by AEI.

5.	Intangible Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. Goodwill and intangible assets with indefinite useful lives are subject to a periodic impairment test. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. Acquired intangible assets with determinable useful lives continue to be amortized over their estimated useful lives in proportion to the economic benefits consumed. These estimated useful lives are required to be reevaluated each reporting period. Amortizable intangible assets are to be reviewed for impairment in accordance with SFAS No. 144.

In conjunction with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its finite-lived acquired intangible assets and determined that no revisions were necessary. The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of December 31, 2001 and September 30, 2002 were as follows:

	December 30, 2001		September 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution Agreement	$16,250,000	$4,849,522	$16,250,000	$6,296,051
Purchased Technology	9,267,500	5,797,361	9,267,500	7,980,361

Total	$25,517,500	$10,646,883	$25,517,500	$14,276,412

Amortization expense for acquired intangible assets during the nine months ended September 30, 2002 was $3,526,701. Estimated amortization expense for the remainder of 2002 and the five succeeding years are as follows:

Estimated Amortization Expense
2002	$1,220,193
2003	2,306,446
2004	1,791,660
2005	1,791,660
2006	1,791,660
2007	1,791,660

6.	Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2002 is as follows:

	Common stock Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance, December 31, 2001	50,322,928	$503,229	$342,842,203	$(208,342,541)	$135,002,891
Stock based compensation	128,490	1,285	1,231,278		1,232,563
Stock option exercises	133,271	1,333	692,318		693,651
Stock issued under employee stock purchase plan	33,436	334	224,473		224,807
Stock issued for development agreement	243,383	2,434	1,997,566		2,000,000
Net loss				(34,499,251)	(34,499,251)

Balance, September 30, 2002	50,861,508	$508,615	$346,987,838	$(242,841,792)	$104,654,661

7.	Commitments and Contingencies

Litigation:

On or about September 14, 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and a director violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects. The action was brought on behalf of a class of purchasers of Plug Power stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553 (ERK) (RML). By order dated January 25, 2001, the Court appointed lead plaintiffs and lead plaintiffs’ counsel. Subsequently the plaintiffs served a consolidated amended complaint, which extends the class period to begin on October 29, 1999, and alleges claims under Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the Securities & Exchange Commission, 17 C.F.R. 240 10b-5. Subsequently, Plaintiffs withdrew their claims under the Securities Act of 1933. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of the Company’s technology in a registration statement and proxy statement issued in connection with the Company’s initial public offering and in subsequent press releases, and are seeking damages. The Company believes that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If Plaintiffs were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operation and liquidity.

MANAGEMENT’S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001.

Overview

We are a development stage enterprise formed to research, develop, manufacture and distribute on-site electric power generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications. We are in the preliminary stages of field testing and marketing our initial commercial product to a limited number of customers, including utilities, government entities and our distribution partners, GE Fuel Cell Systems, LLC and DTE Energy Technologies, Inc. This initial product is a limited edition fuel cell system that is intended to offer complimentary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements to our fuel cell systems including its next generation systems are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation of heat and electric power.

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

Through September 30, 2002, our stockholders in the aggregate have contributed $292.8 million in cash, including $93.0 million in net proceeds from our initial public offering and $51.6 million in net proceeds from our follow-on public offering of common stock, and $33.4 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and equity interests in affiliates.

From inception through September 30, 2002, we have incurred losses of $242.8 million and expect to continue to incur losses as we continue our product development and commercialization programs and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the related service requirements necessary to monitor those systems and potential design changes required as a result of field testing.

Recent Developments

Acquisition of H Power Corp.: On November 12, 2002, the Company and H Power Corp. announced that they entered into a definitive merger agreement pursuant to which the Company would acquire H Power in a stock-for-stock exchange valued at approximately $50.7 million. Under the terms of the agreement, the exchange ratio is initially set at approximately eight-tenths of a share of the Company for each H Power share. The initial exchange ratio will vary within upper and lower bounds of 10% in the event that the value of the Company's common stock during a defined pre-closing period varies by more than 10% from $5.88 per share. Currently, it is expected that H Power shareholders will receive $50.7 million of value and will own between approximately 13.3% and 15.8% of the Company's shares outstanding after the closing.

The agreement requires approval by the shareholders of both companies. The transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. The transaction is expected to close no later than the first quarter of 2003.

Honda Joint Development Agreement: In October 2002, we signed a definitive agreement with Honda R&D Co., Ltd. of Japan, a subsidiary of Honda Motor Co., Ltd., to exclusively and jointly develop and test an initial prototype of a home refueling system for fuel cell automobiles. As part of the program the Company will integrate one of its GenSys™5C stationary fuel cell systems with additional components necessary for the home refueling concept. A home refueling system is a fuel cell product that will provide heat, hot water, and electricity to a home, while also providing hydrogen fuel for a fuel cell vehicle. The device will be fueled by natural gas, and is expected to be environmentally friendly due to its high efficiency and low emissions. The exclusive agreement covers the first phase of what is expected to be a multi-phase development project.

Celanese Amended and Restated Joint Development Agreement:    In August 2002, we amended and restated our agreement with Celanese. Under the restated agreement, we will work exclusively with Celanese on the development of a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of 750 watts up to 25 kilowatts. Additionally, we will work with Celanese on a non-exclusive basis to develop a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of less than 750 watts and greater than 25 kilowatts. Under the new agreement, we and Celanese will each fund our own development efforts.

Effective October 9, 2002, Walter L. Robb resigned from the Company's Board of Directors for personal reasons. Also effective October 9, 2002, the Board of Directors elected J. Douglas Grant to serve as a Class II Director with a term expiring at the annual meeting of stockholders to be held in 2004. The Board of Directors also appointed Mr. Grant to serve as a member of the Company's Audit Committee.

Acquisitions, Strategic Relationships and Development Agreements

Since our inception, we have formed strategic relationships with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers.

GE Entities:    In February 1999, we entered into a joint venture agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service our stationary PEM fuel cell systems on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc., has exclusive distribution rights. Plug Power has a 40 percent ownership interest in GEFCS. Under the terms of our distribution agreement with GEFCS, we serve as GEFCS’ exclusive supplier of the PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Power Systems business. We may, under certain circumstances, sell systems directly to governmental and quasi-governmental entities under the terms of our distribution agreement with GEFCS. With respect to fuel cell systems that we do sell directly we will provide, or enter into a subcontract to provide, product support services directly.

Under a separate agreement, the Company has agreed to source from General Electric Company technical support services for its product development effort, including engineering, testing, manufacturing and quality control services. Under this agreement, the Company has committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. Through September 30, 2002, the Company has purchased approximately $6.2 million of such services. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company’s employees regarding procurement activities pursuant to this agreement.

Gastec:    In February 2000, we acquired from Gastec, NV, a Netherlands-based company, certain fixed assets and all of its intellectual property related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electric power. The total purchase price was $14.8 million, paid in cash. In connection with the transaction, we recorded in-process research and development expense in the amount of $5.0 million, fixed assets in the amount of $192,000 and intangible assets in the amount of $9.6 million. Through September 30, 2002, we have expensed $8.0 million related to the intangible assets.

Vaillant:    In March 2000, we finalized a development agreement with Vaillant GmbH (Vaillant), to develop a combination furnace, hot water heater and fuel cell system that will provide both heat and electricity for the home. Under the agreement, Vaillant will obtain fuel cell subsystems from GEFCS and then will produce the fuel cell heating appliances for its customers in Germany, Austria, Switzerland and the Netherlands, and for GEFCS customers throughout Europe.

In March 2002, we amended our agreements with Vaillant to expand their distribution territory, on a non-exclusive basis, to include all of Europe. Also under the amended agreements, we will sell fuel cell subsystems directly and exclusively to Vaillant. In exchange for the right to sell fuel cell subsystems directly and exclusively to Vaillant we have agreed to pay GE MicroGen, Inc. a royalty beginning in 2003.

Celanese:    In April 2000, we entered into a joint development agreement with Celanese GmbH, to develop a high temperature membrane electrode unit whereby we agreed to fund a portion of the total joint development effort.

In August 2002, we amended and restated the agreement with Celanese. Under the restated agreement we will work exclusively with Celanese on the development of a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of 750 watts up to 25 kilowatts. Additionally, we will work with Celanese on a non-exclusive basis to develop a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of less than 750 watts and greater than 25 kilowatts. Under the new agreement, we and Celanese will each fund our own development efforts.

Engelhard:    In September 2000, we finalized a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the joint development agreement we have contributed $10.0 million to fund Engelhard’s development efforts, and Engelhard in turn has acquired $10.0 million of our common stock. Of this amount, $7.4 million has been expensed with the remaining $2.6 million being recorded under the balance sheet caption “Prepaid development costs” as of September 30, 2002.

The supply agreement with Engelhard specifies the rights and obligations for Engelhard to supply products to us over the next 10 years.

Advanced Energy Incorporated:    In March 2000, we acquired a 28% ownership interest in Advanced Energy Incorporated (AEI) in exchange for a combination of $1.5 million cash and Plug Power common stock valued at approximately $828,000. We account for our interest in AEI on the equity method of accounting and adjust our investment by our proportionate share of income or losses. The amount by which the purchase price of the Company’s ownership interest exceeded the underlying equity in net assets of AEI at the acquisition date was approximately $1,773,000 and was fully amortized as of December 31, 2001. As of March 31, 2002, we recorded equity in losses of affiliates, related to AEI, of $97,000 which reduced the carrying value of our investment to zero. We have no additional legal obligations to provide funding or other support to AEI and have ceased recording any proportionate share of losses incurred by AEI.

Results of Operations

Comparison of the Three Months Ended September 30, 2002 and September 30, 2001.

Product and service revenue.    Product and service revenue increased to $2.6 million for the three months ended September 30, 2002 compared to $437,000 during the third quarter of 2001. In the third quarter of last year we began delivering fuel cell systems under commercial agreements to a select number of customers in order to demonstrate, test and evaluate our fuel cell systems. During the third quarter of 2002, we delivered 49 fuel cell systems to these select customers. Our initial commercial sales are contract specific arrangements containing multiple obligations, that may include a combination of continued service, maintenance and other support, as well as cancellation privileges. We defer recognition of product and service revenue where all of the criteria for revenue recognition have not yet been achieved. During the quarter ended September 30, 2002, we recognized revenue in the amount of

$2.6 million, including $2.3 million related to previously deferred revenue and $0.3 million related to fuel cell systems delivered in the quarter. We also deferred recognition of product and service revenue in the amount of $4.0 million during the quarter which is being recognized over the contractual period of the underlying service and other contractual obligations. As of September 30, 2002, we have total deferred revenue in the amount of $5.2 million and expect to recognize approximately $1.9 million throughout the remainder of 2002. The costs associated with the product, service and other obligations are expensed as they are incurred.

Research and development contract revenue.    Research and development contract revenue primarily relates to cost reimbursement government contracts related to the development of PEM fuel cell technology. Research and development contract revenue decreased to $375,000 for the three months ended September 30, 2002 from $483,000 during the same period last year. The decrease is the result of completion of government contracts with the U.S. Department of Energy and U.S. Department of Commerce – NIST.

Cost of revenues.    Cost of revenues for the three months ended September 30, 2002, increased to $3.1 million from $2.4 million during the same period last year. Cost of revenues includes the direct cost incurred in the manufacture of the products we sell as well as costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of productive materials and fees paid to outside suppliers for subcontracted components and services. It does not include any factory labor or overhead expenses.

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

Noncash research and development expense.    Noncash research and development expense was $270,000 for the three months ended September 30, 2002. There was no noncash research and development expense during the same period last year. Noncash research and development expense represents the fair value of stock grants to employees and stock grants and vested stock options to consultants and others in exchange for services provided.

Other Research and development expense.    Other research and development expense decreased to $8.4 million for the three months ended September 30, 2002 from $15.0 million for the three months ended September 30, 2001. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs.

Research and development expenses in the third quarter ended September 30, 2002 also includes amortization of prepaid development expenses in the amount of $438,000, compared to $704,000 during the same period last year, under our joint development programs with Engelhard and Celanese, recorded on our balance sheet under the caption “Prepaid development costs” as well as amortization in the amount of $772,000, compared to $839,000 during the same period last year, related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”.

The decrease in research and development spending during the quarter ended September 30, 2002 compared to last year is the result of producing fewer units for internal test and evaluation purposes combined with a smaller workforce during the third quarter ended September 30, 2002 than during the same period last year. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques which result in lower research and development costs because we build fewer systems for internal test and evaluation. We also reversed accrued expenses in the amount of $1.8 million related to our joint development agreement with Celanese. During the third quarter we finalized negotiations with Celanese to revise the terms of our agreement with them. The new agreement includes an estimate, without obligation, of what Plug Power anticipates spending on an annual basis going forward relative to the joint development of a high temperature membrane. In accordance with these revised terms we have reversed an accrual in the amount of $1.8 million related to the funding obligation under the previous terms of the agreement, which required us to cost share the development efforts performed by Celanese.

Noncash general and administrative expense.    Noncash general and administrative expenses were $22,000 for the three months ended September 30, 2002. There was no noncash general and administrative expense during the same period last year. Noncash general and administrative expenses generally represents the fair value of stock grants to employees and stock grants and vested stock options to consultants and others in exchange for services provided.

Other general and administrative expense.    Other general and administrative expenses decreased to $1.7 million for the three months ended September 30, 2002 from $1.8 million for the three months ended September 30, 2001. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest expense.    Interest expense was $25,000 for the three months ended September 30, 2002, compared to $55,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Interest income.    Interest income consisting of interest earned on our cash, cash equivalents and marketable securities decreased to $352,000 for the three months ended September 30, 2002, from $956,000 for the same period in 2001. The decrease was due to a lower yield on our investment portfolio during a period of generally declining interest rates. The higher interest earned in 2001 was the result of better yields on investments purchased during 2000 with maturities in 2001.

Equity in losses of affiliates.    Equity in losses of affiliates decreased to $481,000 for the three months ended September 30, 2002 from $1.3 million during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems in the amount of $34,000 and amortization of our original investments in the amount of $448,000.

The carrying value of our investment in Advanced Energy Incorporated (AEI) has been reduced to zero through our proportionate share of the losses and amortization of our original investment and accordingly we have not recorded any proportionate losses of AEI in the quarter ended September 30, 2002. During the same quarter of the 2001 calendar year we recorded equity in losses of affiliates, related to AEI, of $78,000 and amortization of our original investment in the amount of $394,000. We have no additional legal obligations to provide funding or other support to AEI and have ceased recording any proportionate share of losses incurred by AEI.

Income taxes.    We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

Comparison of the Nine Months Ended September 30, 2002 and September 30, 2001.

Product and service revenue.    Product and service revenue for the nine months ended September 30, 2002 increased to $7.4 million from $437,000 during the same period last year. In the third quarter of last year we began delivering fuel cell systems under commercial agreements to a select number of customers in order to demonstrate, test and evaluate our fuel cell systems. During the first nine months of 2002, we have delivered 92 fuel cell systems to these select customers. Our initial commercial sales are contract specific arrangements containing multiple obligations, that may include a combination of continued service, maintenance and other support, as well as cancellation privileges. We defer recognition of product and service revenue where all of the criteria for revenue recognition have not yet been achieved. During the first nine months of 2002, we have recognized product and service revenue in the amount of $7.4 million, including $5.4 million related to previously deferred revenue and $2.0 million related to fuel cell systems delivered this year. As of September 30, 2002, we have total deferred revenue in the amount of $5.2 million and expect to recognize approximately $1.9 million throughout the remainder of 2002. The deferred revenue is being recognized over the contractual period of the underlying service and other contractual obligations. The costs associated with the product, service and other obligations are expensed as they are incurred.

Research and development contract revenue.    Research and development contract revenue primarily relates to cost reimbursement government contracts related to the development of PEM fuel cell technology. Research and development contract revenue decreased to $1.0 million for the nine months ended September 30, 2002 from $2.8 million during the same period last year. The decrease is the result of completion of government contracts with the U.S. Department of Energy and U.S. Department of Commerce – NIST.

Cost of revenues.    Cost of revenues for the nine months ended September 30, 2002, increased to $7.7 million from $6.6 million during the same period last year. Cost of revenues includes the direct cost incurred in the manufacture of the products we sell as well as costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of productive materials and fees paid to outside suppliers for subcontracted components and services. It does not include any factory labor or overhead expenses.

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

Noncash research and development expense.    Noncash research and development expense was $520,000 for the nine months ended September 30, 2002 compared to $375,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants to employees and stock grants and vested stock options to consultants and others in exchange for services provided.

Other Research and development expense.    Other research and development expense decreased to $29.4 million for the nine months ended September 30, 2002 from $46.7 million for the nine months ended September 30, 2001. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs.

Research and development expenses in the first nine months ended September 30, 2002 also includes amortization of prepaid development expenses in the amount of $1.2 million compared to $4.6 million during the same period last year, under our joint development programs with Engelhard and Celanese, recorded on our balance sheet under the caption “Prepaid development costs” as well as amortization in the amount of $2.2 million, compared to $2.5 million during the same period last year, related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”.

The decrease in research and development spending during the quarter ended September 30, 2002 compared to last year is the result of producing fewer units for internal test and evaluation purposes combined with a smaller workforce during the third quarter ended September 30, 2002 than during the same period last year. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques which result in lower research and development costs because we build fewer systems for internal test and evaluation. We also reversed accrued expenses in the amount of $1.8 million related to our joint development agreement with Celanese. During the third quarter we finalized negotiations with Celanese to revise the terms of our agreement with them. The new agreement includes an estimate, without obligation, of what Plug Power anticipates spending on an annual basis going forward relative to the joint development of a high temperature membrane. In accordance with these revised terms we have reversed an accrual in the amount of $1.8 million related to the funding obligation under the previous terms of the agreement, which required us to cost share the development efforts performed by Celanese.

Noncash general and administrative expense.    Noncash general and administrative expenses were $415,000 for the nine months ended September 30, 2002 compared to $311,000 during the same period last year. Noncash general and administrative expenses generally represents the fair value of stock grants to employees and stock grants and vested stock options to consultants and others in exchange for services provided.

Other general and administrative expense.    Other general and administrative expenses decreased to $4.7 million for the nine months ended September 30, 2002 from $5.3 million for the nine months ended September 30, 2001. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services. The decrease in other general and administrative expenses is the result of more efficient spending in support of operations across the entire organization combined with a smaller workforce during the first nine months ended September 30, 2002 than during the same period last year.

Interest expense.    Interest expense was $76,000 for the nine months ended September 30, 2002, compared to $209,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Interest income.    Interest income consisting of interest earned on our cash, cash equivalents and marketable securities decreased to $1.4 million for the nine months ended September 30, 2002, from $3.1 million for the same period in 2001. The decrease was due to a lower yield on our investment portfolio during a period of generally declining interest rates. The higher interest earned in 2001 was the result of better yields on investments purchased during 2000 with maturities in 2001.

Equity in losses of affiliates.    Equity in losses of affiliates decreased to $1.5 million for the nine months ended September 30, 2002 from $2.9 million during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems (GEFCS) and Advanced Energy Incorporated (AEI) in the amount of $200,000 and amortization of our original investment in GEFCS in the amount of $1.3 million.

At March 31, 2002, the carrying value of our investment in AEI had been reduced to zero through our proportionate share of the losses. The amount by which the purchase price of the Company’s ownership interest exceeded the underlying equity in net assets of AEI at the acquisition date was approximately $1,773,000 and was fully amortized as of December 31, 2001.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles and related disclosure requires management to make estimates and assumptions that affect:

•	the amounts reported for assets and liabilities;

•	the disclosure of contingent assets and liabilities at the date of the financial statements; and

•	the amounts reported for revenues and expenses during the reporting period.

Specifically, management must use estimates in determining the economic useful lives of assets, including identifiable intangibles, and various other recorded or disclosed amounts. Therefore, the Company’s financial statements and related disclosure are necessarily affected by these estimates. Management evaluates these estimates on an ongoing basis, utilizing historical experience and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from estimates. To the extent that actual outcomes differ from estimates, or additional facts and circumstances cause management to revise estimates, the Company’s financial position as reflected in its financial statements will be affected. Any effects on business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Management believes that the following are the Company’s most critical accounting policies affected by the estimates and assumptions the Company must make in the preparation of its financial statements and related disclosure:

Revenue recognition: We are a development stage enterprise in the beginning stages of field testing and marketing our initial commercial products to a limited number of customers, including utilities, government entities and our distribution partners. This initial product is a limited edition fuel cell system (“System” or “Unit”) that is intended to offer complimentary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements to our Systems are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation and uninterruptible power supply (UPS) applications.

We apply the guidance within Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101) to our initial sales contracts to determine when to properly recognize revenue. Our initial commercial sales are contract specific arrangements containing multiple obligations, that may include a combination of continued service, maintenance and other support, as well as cancellation privileges. Presently, we defer recognition of product and service revenue where all of the criteria for revenue recognition have not yet been achieved.

For the nine months ended September 30, 2002, we recognized product and service revenue in the amount of $7.4 million and deferred recognition of product and service revenue in the amount of $5.2 million. The deferred revenue is being recognized over the contractual period of the underlying service and other contractual obligations. The costs associated with the product, service and other obligations are expensed as they are incurred.

As we gain commercial experience, including field experience relative to service and warranty based on the sales of our initial products, the fair values for the multiple elements within our future contracts may become determinable and we may, in future periods, recognize revenue upon delivery of a unit or we may continue to defer recognition, based on application of appropriate guidance within the existing authoritative literature.

Valuation of long-lived and intangible assets and goodwill: We assess the impairment of identifiable intangible and long-lived assets and related goodwill, if any, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the varying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based upon the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. On January 1, 2002, we adopted SFAS No. 142 and are required to perform an initial impairment review in 2002 and an annual impairment review thereafter. Based on our initial review we do not expect to record an impairment charge.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance which could materially impact our financial position and results of operations. At September 30, 2002, our net deferred tax assets have been offset in full by a valuation allowance. As a result the net provision for income taxes is zero at September 30, 2002.

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

We have financed our operations through September 30, 2002 primarily from the sale of equity, which has provided cash in the amount of $292.8 million. As of September 30, 2002, we had unrestricted cash and cash equivalents and marketable securities totaling $66.0 million and working capital of $66.4 million. Additionally, we have restricted cash in the amount of $5.3 million which was escrowed to collateralize debt associated with the purchase of our facilities in 1999. Since inception, net cash used in operating activities has been $179.6 million and cash used in investing activities has been $66.6 million, including our investments in marketable securities in the amount of $25.8 million.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there have been no material changes in the Company’s interest rate risk position since December 31, 2001. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

ITEM 4—CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls.

None.

Part II—Other Information

ITEM 1—LEGAL PROCEEDINGS

On or about September 14, 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and a director violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects. The action was brought on behalf of a class of purchasers of Plug Power stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553 (ERK) (RML). By order dated January 25, 2001, the Court appointed lead plaintiffs and lead plaintiffs’ counsel. Subsequently the plaintiffs served a consolidated amended complaint, which extends the class period to begin on October 29, 1999, and alleges claims under Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the Securities & Exchange Commission, 17 C.F.R. 240 10b-5. Subsequently, Plaintiffs withdrew their claims under the Securities Act of 1933. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of the Company’s technology in a registration statement and proxy statement issued in connection with the Company’s initial public offering and in subsequent press releases, and are seeking damages. The Company believes that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If Plaintiffs were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operation and liquidity.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

Plug Power has issued securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in the following transactions. The shares of common stock issued in each of the transactions were offered and sold in reliance upon Section 4(2) of the Securities Act relative to sales by an issuer not involving a public offering.

On June 12, 2002, in connection with a joint development agreement, we issued and sold 243,383 shares of our common stock to Engelhard Corporation, for an aggregate purchase price of $2.0 million. As part of the transaction, Plug Power contributed $2.0 million to fund Engelhard’s development efforts related to advanced catalyst.

Through September 30, 2002, we have issued 54,417 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

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

10.24	Replacement Reimbursement Agreement, dated as of July 1, 1999, between Plug Power, LLC and KeyBank, N.A. (1)

10.25	1997 Membership Option Plan and amendment thereto dated September 27, 1999. (1)

10.26	Trust Indenture, dated as of December 1, 1998, between the Town of Colonie Industrial Development Agency and Manufacturers and Traders Trust Company, as trustee. (1)

10.27	Distribution Agreement, dated as of June 27, 1997, between Plug Power, LLC and Edison Development Corporation and amendment thereto dated September 27, 1999. (1)

10.28	Agreement, dated as of June 27, 1999, between Plug Power, LLC and Gary Mittleman. (1)

10.29	Agreement, dated as of June 8, 1999, between Plug Power, LLC and Louis R. Tomson. (1)

10.30	Agreement, dated as of August 6, 1999, between Plug Power, LLC and Gregory A. Silvestri. (1)

10.31	Agreement, dated as of August 12, 1999, between Plug Power, LLC and William H. Largent. (1)

10.32	Agreement, dated as of August 20, 1999, between Plug Power, LLC and Dr. Manmohan Dhar. (1)

10.33	1999 Stock Option and Incentive Plan. (1)

10.34	Employee Stock Purchase Plan. (1)

10.35	Agreement, dated as of August 27, 1999, by Plug Power, LLC, Plug Power Inc., GE On-Site Power, Inc., GE Power Systems Business of General Electric Company, and GE Fuel Cell Systems, L.L.C. (1)

10.36	Registration Rights Agreement to be entered into by the Registrant and the stockholders of the Registrant. (2)

10.37	Registration Rights Agreement to be entered into by Plug Power, L.L.C. and GE On-Site Power, Inc. (2)

10.38	Agreement dated September 11, 2000, between Plug Power Inc. and Gary Mittleman. (3)

10.39	Amendment No. 1 to Distributor Agreement dated February 2, 1999, between GE Fuel Cell Systems L.L.C. and Plug Power Inc. (3)

10.40	Amendment to Distributor Agreement dated February 2, 1999, made as of July 31, 2000, between GE Fuel Cell Systems L.L.C. and Plug Power Inc. (3)

10.41	Agreement, dated as of December 15, 2000, between Plug Power Inc. and Roger Saillant. (3)

10.42	Agreement dated February 13, 2001, between Plug Power Inc. and William H. Largent. (3)

10.43	Amendment dated September 19, 2000 to agreement, dated as of August 6, 1999, between Plug Power Inc. and Gregory A. Silvestri. (3)

10.44	Joint Development Agreement, dated as of June 2, 2000, between Plug Power Inc. and Engelhard Corporation. (3)

10.45	Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, L.L.C. dated August 21, 2001, between GE MicroGen, Inc. and Plug Power Inc. (4)

10.46	Side Letter, dated August 21, 2001, to Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, L.L.C. between GE MicroGen, Inc. and Plug Power Inc. (4)

10.47	First Amendment, dated July 25, 2001, to Registration Rights Agreement entered into by Plug Power, L.L.C. and GE On-Site Power, Inc. (4)

10.48	Amended and Restated Distribution Agreement, dated as of August 21, 2001, between GE Fuel Cell Systems, LLC and Plug Power, LLC (4)

10.49	Investment Agreement dated July 25, 2001, by and between Plug Power Inc. GE Power Systems Equities Inc. (4)

10.50	Option to Purchase Common Stock of Plug Power Inc. by GE Power Systems Equities, Inc., dated August 21, 2001 (4)

10.51	Services Agreement, dated March 17, 2000, between Plug Power Inc. and General Electric Company (4)

10.52	Amendment, dated September 18, 2000, to the Services Agreement between Plug Power Inc. and General Electric Company (4)

10.53	Amendment, dated December 31, 2000, to the Services Agreement between Plug Power Inc. and General Electric Company (4)

10.54	Amendment, dated March 31, 2001, to the Services Agreement between Plug Power Inc. and General Electric Company (4)

10.55	Amendment No. 1, dated February 27, 2002, to Services Agreement, between Plug Power Inc. and GE Microgen (f/k/a GE On-Site Power) (4)

10.56	Agreement dated as of August 29, 2002, between Plug Power Inc. and W. Mark Schmitz. (5)

10.57	Agreement dated as of August 29, 2002, between Plug Power Inc. and Mark Sperry. (5)

10.58	Agreement dated as of August 29, 2002, between Plug Power Inc. and John Elter. (5)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File Number 333-86089).
(2)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 1999.
(3)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 2000.
(4)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 2001.
(5)	Filed Herewith.

B)	Reports on Form 8-K.

On August 14, 2002, the Company filed a report on Form 8-K reporting that its Chief Executive Officer and its Chief Financial Officer had certified the Company’s Form 10-Q for the period ended June 30, 2002 pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 13, 2002	by: /s/ ROGER SAILLANT
Roger Saillant Chief Executive Officer

by: /s/ W. MARK SCHMITZ
W. Mark Schmitz Chief Financial Officer

I, Roger Saillant, certify that:

1.	I have reviewed this Form 10-Q of Plug Power Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

•
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	by:	/s/ ROGER SAILLANT
Roger Saillant Chief Executive Officer

I, W. Mark Schmitz, certify that:

1.	I have reviewed this Form 10-Q of Plug Power Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

•
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	by:	/s/ W. MARK SCHMITZ
W. Mark Schmitz Chief Financial Officer