Form 10-K/A
period 2001-12-31
PLUG POWER INC
filed 2003-02-12
CIK 1093691

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A

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

================================================================================

                               EXPLANATORY NOTE

   This Amendment No. 1 to the Annual Report on Form 10-K of Plug Power Inc. (the "Company") for the fiscal year ended December 31, 2001 is being filed in response to comments received from the staff of the Securities and Exchange Commission (the "Staff") in connection with the Staff's review of the Company's registration statement on Form S-4 filed on November 27, 2002.

   This Amendment No. 1 makes certain changes to Business (Item 1), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7), and the notes to the Financial Statements (Item 14).

   This report continues to speak as of the date of the original filing of the Form 10-K for the fiscal year ended December 31, 2001 (the "Original Filing") and the Company has not updated the disclosures in this report to speak of any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might not have been reflected in this report if they had taken place prior to the Original Filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission subsequent to the date of this Amendment No. 1.

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

  Distribution and Marketing

   In February 1999, we entered into a joint venture agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS) for the sole purpose of distributing and servicing our fuel cell systems. Pursuant to our agreements, GEFCS has the worldwide right to exclusively market, sell, install and service certain of our PEM fuel cell systems under 35 kilowatts designed for use in stationary power applications, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc., has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Power Systems business. GE has agreed that GE Power Systems would not sell PEM fuel cells through any entity other than GEFCS.

   In August 2001, we amended our agreements with GE MicroGen, Inc. and GEFCS to expand GEFCS' exclusive worldwide distribution rights to include all of our stationary PEM fuel cell systems. Under the terms of our distribution agreement with GEFCS, we will serve as GEFCS' exclusive supplier of the PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement. At the same time, we increased our ownership interest in GEFCS from 25% to 40% and we granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of our common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. We also replaced the product specifications, prices and delivery schedule in our distribution agreement with a high-level, multi-generation product plan, with subsequent modifications being subject to mutual agreement, and extended the term of the agreement to December 31, 2014.

   Under our agreements, we will sell our systems directly to GEFCS, which, in turn, will identify qualified resellers who can distribute and service these systems. Ultimate end-users of the products sold through GEFCS are expected to be home-owners and small businesses. It is also possible that, in some instances, the resellers may not actually sell the products to end-users, but may sell the heat and electricity generated by the product. Under our amended distribution agreement, we may sell systems directly to governmental and quasi-governmental entities under certain circumstances. For example, in 2001, we entered into an agreement directly with the Long Island Power Authority under which they purchased from us 75 of our initial products, together with installation, maintenance, training, engineering and other technical support services for an aggregate purchase price of $7.0 million. Plug Power systems sold through GEFCS are expected to be co-branded with both the General Electric and Plug Power names and trademarks, and may also carry the brand of the local reseller. Currently, however, we expect to sell some of our initial products through GEFCS that do not carry the General Electric name and trademark.

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

  Government Regulation

   We do not believe that we will be subject to existing federal and state regulatory commissions governing traditional electric utilities and other regulated entities. We do believe, however, that our product and its installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to among others, building codes, public safety, electrical and gas pipeline connections and related matters. The level of regulation may depend, in part, upon whether a system is placed outside or inside a home. For example, the 2002 National Electric Code
(NEC) is a model code adopted by the National Fire Protection Association that governs the electrical wiring of most homes, businesses and other buildings. The NEC has been adopted by local jurisdictions throughout the United States and is enforced by local officials, such as building and electrical inspectors.
Article 692 of the NEC governs the installation of fuel cell systems. Accordingly, all our systems installed in a jurisdiction that has adopted the 2002 NEC must be installed in accordance with Article 692. In addition, product safety standards have been established covering the overall fuel cell system (CSA FC-1 formerly ANSI Z21.83), and the power conversion electronics (UL 1741). Our product has been certified by CSA International to be in compliance with the safety requirements of CSA FC-1 and our power conditioning system, an inverter, has been listed to UL1741 by Underwriter's Laboratories. Other than these requirements, at this time, we do not know what additional requirements, if any, each jurisdiction will impose on our product or its installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our product. Once our product reaches the commercialization stage and we begin distributing our systems to our early target markets, the federal, state or local government entities or competitors may seek to impose regulations.

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

   Additionally, we increased our ownership interest in GEFCS from 25% to 40%. In return, we granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of our common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. This option was recorded as an increase to our investment in GEFCS at a fair value of $5.0 million. We also replaced the product specifications, prices and delivery schedule in our distribution agreement with a high-level, multi-generation product plan, with subsequent modifications being subject to mutual agreement, and extended the term of the agreement to December 31, 2014. Finally, GE agreed that GE Power Systems would not sell PEM fuel cells through any entity other than GEFCS.

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

   Cost of revenues. Cost of revenues for the year ended December 31, 2001, decreased to $11.3 million from $13.1 million during the same period last year. The decrease in cost of revenues, in the amount of $1.8 million, is the result of our reduced government contract activity of approximately $9.6 million offset by an increase in direct costs associated with the manufacture of our initial commercial product, in the amount of approximately $7.8 million, which began in the third quarter of 2001.

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

   Noncash research and development expense. Noncash research and development expense increased to $1.3 million for the year ended December 31, 2001 from $248,000 for the year ended December 31, 2000. The increase is directly the result of satisfying consultant payment obligations with noncash compensation. Noncash research and development expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

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

   Cost of revenues. Cost of revenues were $13.1 million for the year ended December 31, 2000, as compared to $15.5 million for the year ended December 31, 1999. The decrease, in the amount of $2.4 million, is the result of our reduced government contract activity. While contract costs decreased as a result of our reduced government contract activity, the percentage of contract cost compared to contract revenue increased due to greater cost sharing requirements on those contracts. The result was a loss on contracts of $4.7 million for the year ended December 31, 2000 compared to a loss on contracts of $4.5 million for the year ended December 31, 1999.

   Noncash research and development expense. Noncash research and development expense increased to $248,000 for the year ended December 31, 2000 from none in the year ended December 31, 1999. The increase is directly the result of satisfying consultant payment obligations with noncash compensation. Noncash research and development expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

   Other Research and development expense. Research and development expense increased to $65.7 million for the year ended December 31, 2000 from $20.5 million for the year ended December 31, 1999.

   The increase of $45.2 million was primarily attributable to the growth of our research and development activities which included a 60% increase in the labor base to approximately 500 employees, production of 113 test and evaluation residential PEM fuel cell systems (an increase of 61 systems), amortization of capitalized development expense in the amount of $1.9 million under our joint development programs with Engelhard and Celanese, recorded on our balance sheet under the caption "Prepaid development costs," and amortization in the amount of $2.8 million related to the portion of the Gastec purchase price which was capitalized and recorded on our balance sheet under the caption "Intangible assets". The year ended December 31, 2000 also included $5.0 million expensed as in-process research and development at the time of our acquisition of intellectual property related to fuel processor development, from Gastec, in the first quarter of 2000.

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

                                          PLUG POWER INC.

                                          By:     /s/   ROGER SAILLANT
                                           ------------------------------------
                                                 Roger Saillant, President
Date: February 11, 2003

                                CERTIFICATIONS

   I, Roger Saillant, certify that:

    1. I have reviewed this amended annual report on Form 10-K/A of Plug Power Inc.;

    2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.


  Date: February 11, 2003               By:       /s/  ROGER B. SAILLANT
                                            ----------------------------------
                                                    Roger B. Saillant
                                              President and Chief Executive
                                                         Officer

   I, David A. Neumann, certify that:

    1. I have reviewed this amended annual report on Form 10-K/A of Plug Power Inc.;

    2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.


  Date: February 11, 2003               By:       /s/  DAVID A. NEUMANN
                                            ----------------------------------
                                                     David A. Neumann
                                                 Chief Financial Officer

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

     10.52      Amendment, dated September 18, 2000, to the Services Agreement between Plug Power Inc.
                and General Electric Company (4)

     10.53      Amendment, dated December 31, 2000, to the Services Agreement between Plug Power Inc.
                  and General Electric Company (4)

     10.54      Amendment, dated March 31, 2001, to the Services Agreement between Plug Power Inc. and
                General Electric Company (4)

     10.55      Amendment No.1, dated February 27, 2002, to Services Agreement, between Plug Power Inc.
                  and GE Microgen (f/k/a GE On-Site Power) (4)

      23.1      Consent of KPMG LLP (6)

      23.2      Consent of PricewaterhouseCoopers LLP (6)

--------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-86089).
(2) Incorporated by reference to the Company's Form 10-K for the period ended December 31, 1999.
(3) Incorporated by reference to the Company's Form 10-K for the period ended December 31, 2000.
(4) Incorporated by reference to the Company's Form 10-K for the period ended December 31, 2001.
(5) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(6) Filed herewith.

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

                                          KPMG LLP

Albany, New York
February 8, 2002

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Plug Power Inc. and Subsidiary:

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Plug Power Inc. and its subsidiary (a development stage enterprise) at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 and, cumulatively, for the period from June 27, 1997 (date of inception) to December 31, 2000 (not separately presented herein) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                        PLUG POWER INC. and Subsidiary
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

 For the years ended December 31, 2001 , 2000 and 1999 and Cumulative Amounts
                                from Inception

                                                                                              Cumulative
                                                                                               Amounts
                                                                                            from Inception
                                                                                            --------------
                                                December 31,   December 31,   December 31,
                                                    2001           2000           1999
                                               -------------  -------------  -------------
Product and service revenue...................  $  2,573,434   $         --   $         --  $   2,573,434
Research and development contract revenue.....     3,168,091      8,378,200     11,000,344     30,281,205
                                               -------------  -------------  -------------  -------------
Total revenue.................................     5,741,525      8,378,200     11,000,344     32,854,639
Cost of revenues..............................    11,290,891     13,055,437     15,497,837     49,934,453
In-process research and development...........            --      4,984,000             --      9,026,640
Research and development expense:
   Noncash stock-based compensation...........     1,300,807        247,782             --      1,548,589
   Other research and development.............    59,299,042     65,656,604     20,506,156    151,395,408
General and administrative expense:
   Noncash stock-based compensation...........       502,370      7,595,073      3,228,800     11,538,243
   Other general and administrative...........     6,990,119      8,572,256      6,699,482     25,433,535
Interest expense..............................       259,958        362,996        189,586        812,540
                                               -------------  -------------  -------------  -------------
   Operating loss.............................   (73,901,662)   (92,095,948)   (35,121,517)  (216,834,769)
Interest income...............................     4,070,419      8,181,265      3,123,955     15,571,978
                                               -------------  -------------  -------------  -------------
   Loss before equity in losses of affiliates.   (69,831,243)   (83,914,683)   (31,997,562)  (201,262,791)
Equity in losses of affiliates................    (3,280,784)    (2,327,216)    (1,471,750)    (7,079,750)
                                               -------------  -------------  -------------  -------------
   Net loss...................................  $(73,112,027)  $(86,241,899)  $(33,469,312) $(208,342,541)
                                               =============  =============  =============  =============
Loss per share:
   Basic and diluted.......................... ($       1.56) ($       1.99) ($       1.27)
                                               =============  =============  =============
Weighted average number of common
 shares outstanding...........................    46,840,091     43,308,158     26,282,705
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

                        PLUG POWER INC. and Subsidiary
                       (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the years ended December 31, 2001 , 2000 and 1999

                                                                          Deficit
                                                                        Accumulated
                                         Common stock      Additional   During the        Total
                                      -------------------   Paid-in     Development   Stockholders'
                                        Shares    Amount    Capital        Stage         Equity
                                      ---------- -------- ------------ -------------  -------------
Balance, January 1, 1999............. 17,150,000 $171,500 $ 20,840,500 $ (15,519,303) $  5,492,697
Initial public offering--net.........  6,782,900   67,829   92,904,049                  92,971,878
Capital contributions................ 19,058,480  190,585  119,749,979                 119,940,564
Stock issued for equity in affiliate.                       11,250,000                  11,250,000
Stock based compensation.............                        3,228,800                   3,228,800
Amortization of deferred rent expense                          100,000                     100,000
Write-off deferred rent expense......                        1,850,000                   1,850,000
Stock option exercises...............     24,128      241       41,666                      41,907
Net loss.............................                                    (33,469,312)  (33,469,312)
                                      ---------- -------- ------------ -------------  ------------
Balance, December 31, 1999........... 43,015,508  430,155  249,964,994   (48,988,615)  201,406,534
Stock issued for equity in affiliate.      7,000       70      827,680                     827,750
Stock issued for development
  agreement..........................    104,869    1,048    4,998,952                   5,000,000
Stock issued to employees............      3,041       31      253,893                     253,924
Stock based compensation.............                        7,842,855                   7,842,855
Stock option exercises...............    632,378    6,324    3,786,704                   3,793,028
Stock issued under employee stock
  purchase plan......................     32,717      327      408,125                     408,452
In-kind services.....................                          840,000                     840,000
Net loss.............................                                    (86,241,899)  (86,241,899)
                                      ---------- -------- ------------ -------------  ------------
Balance, December 31, 2000........... 43,795,513  437,955  268,923,203  (135,230,514)  134,130,644
Public offering, net.................  4,575,000   45,750   51,542,801                  51,588,551
Private placement proceeds, net......    833,332    8,333    9,591,667                   9,600,000
Stock issued for development
  agreement..........................     96,336      963    2,999,037                   3,000,000
Stock option issued to affiliate.....         --       --    5,000,000                   5,000,000
Stock based compensation.............    189,084    1,891    2,011,286                   2,013,177
Stock option exercises...............    760,531    7,606    2,044,348                   2,051,954
Stock issued under employee stock
  purchase plan......................     73,132      731      729,861                     730,592
Net loss.............................                                    (73,112,027)  (73,112,027)
                                      ---------- -------- ------------ -------------  ------------
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

  Product and Service Revenue

   The Company applies the guidance within Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) in the evaluation of its contracts to determine when to properly recognize revenue. Under SAB 101 revenue is recognized when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured.

   The Company's initial commercial sales for the delivery of limited edition fuel cell systems are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support, which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. The multiple obligations within the Company's contractual arrangements are not accounted for separately based on its limited commercial experience and available evidence of fair value. The Company's contractual arrangements under its initial commercial sales are with a limited number of customers and the arrangements are separately negotiated and not combined. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance.

   The Company defers recognition of product and service revenue as a result of the cancellation privileges and revenue is recognized on a straight line basis as the cancellation privileges expire ratably over the stated contractual term, which are for periods of six to twelve months. At December 31, 2001, the Company has deferred product and service revenue in the amount of $5.5 million.

  Government contract revenue

   The Company enters into research and development contracts with government agencies under various pricing arrangements. Government contracting revenue is classified as research and development contract revenue in the accompanying consolidated statements of operations. Revenue from "time and material" contracts

                        PLUG POWER INC. AND SUBSIDIARY
is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Revenue from "cost-plus-fixed-fee" contracts is recognized on the basis of reimbursable contract costs incurred during the period, plus a percentage of the fixed fee.

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
                                   ============  ============  ============

   No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares are summarized below:

Number of dilutive potential common shares    6,733,932    5,079,450    3,680,715
                                           ------------ ------------ ------------

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

  Recent Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets

                        PLUG POWER INC. AND SUBSIDIARY
with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

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

   In August 2001, the Company amended their agreements with GE MicroGen and GEFCS to expand GEFCS' exclusive worldwide distribution rights to include all of their stationary PEM fuel cell systems. In addition, the Company increased their ownership interest in GEFCS from 25% to 40%. In return, the Company granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of their common stock. The Company also replaced the product specifications, prices and delivery schedule in their distribution agreement with a high-level, multi-generation product plan, with subsequent modifications being subject to mutual agreement, and extended the term of the agreement to December 31, 2014. In connection with these transactions, the Company capitalized $5.0 million, the fair value, calculated using the Black-Scholes pricing model, of the option to purchase 725,000 shares of Plug Power common stock, under the caption "Investment in affiliates" in the accompanying consolidated balance sheets, and is amortizing this amount over the remaining term of the original distribution agreement.

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

  Advanced Energy Incorporated

   In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Incorporated (AEI), (formerly Advanced Energy Systems, Inc.), in exchange for a combination of $1.5 million cash and Plug Power 7,000 shares of Plug Power common stock valued at approximately $828,000, the closing price on the date of issuance. The Company accounts for its interest in AEI on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. The excess of the cost of the stock of AEI exceeded the Company's underlying equity in net assets by approximately $1,773,000 at the acquisition date and is being amortized straight line over 20 months. For the year ended December 31, 2001, AEI had sales of approximately $3.3 million and an operating and net loss of approximately $941,000. The Company has recorded equity in losses of affiliates, related to AEI, of $1,593,159 and $637,070, including goodwill amortization of $1,329,585 and $443,194, for the years ended December 31, 2001 and 2000, respectively. Accumulated amortization at December 31, 2001 and 2000 was $1,772,779 and $443,194, respectively. As AEI is privately held, the market value of this investment is not readily determinable.

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
                                               ============  ============  ===========

                        PLUG POWER INC. AND SUBSIDIARY

   The Company's effective income tax rate differed from the Federal statutory rate as follows:

                                                   Years ended December 31,
                                                   ---------------------
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

                                                   No. of         Cash        Noncash     Total Capital
                                                Common Shares Contribution  Contribution  Contribution
                                                ------------- ------------ ------------   -------------
1997
DTE Energy Company.............................   4,750,000   $  4,750,000 $        --    $  4,750,000
Mechanical Technology Incorporated.............   4,750,000             --   4,750,000(a)    4,750,000
                                                 ----------   ------------ -----------    ------------
                                                  9,500,000      4,750,000   4,750,000       9,500,000
                                                 ----------   ------------ -----------    ------------
1998
DTE Energy Company.............................   4,950,000      7,750,000          --       7,750,000
Mechanical Technology Incorporated.............   2,700,000      3,000,000     550,000(a)    5,500,000
Stock based compensation and
 other noncash transactions....................          --             --     212,000(c)   (1,738,000)
                                                 ----------   ------------ -----------    ------------
                                                  7,650,000     10,750,000     762,000      11,512,000
                                                 ----------   ------------ -----------    ------------
1999
Edison Development Corporation.................   4,004,315     28,697,782          --      28,697,782
Mechanical Technology Incorporated.............   6,254,315     24,000,000   8,897,782(a)   30,947,782
General Electric Company.......................   5,250,000     37,500,000  11,250,000(b)   48,750,000
Other private investors........................   3,549,850     25,045,000          --      25,045,000
Initial public offering-net....................   6,782,900     92,971,878          --      92,971,878
Stock option exercises.........................      24,128         41,907          --          41,907
Stock based compensation and
 other noncash transactions....................          --             --     978,800(c)    2,928,800
                                                 ----------   ------------ -----------    ------------
                                                 25,865,508    208,256,567  21,126,582     229,383,149
                                                 ----------   ------------ -----------    ------------
2000
Stock option exercises.........................     632,378      3,793,028          --       3,793,028
Stock issued under employee stock purchase plan      32,717        408,452          --         408,452
Stock issued for development agreement.........     104,869             --   5,000,000(d)    5,000,000
Stock issued for equity in affiliate...........       7,000             --     827,750(e)      827,750
Stock based compensation and
 other noncash transactions....................       3,041             --   8,936,779(c)    8,936,779
                                                 ----------   ------------ -----------    ------------
                                                    780,005      4,201,480  14,764,529      18,966,009
                                                 ----------   ------------ -----------    ------------
2001
Edison Development Corporation.................     416,666      4,800,000          --       4,800,000
General Electric Company.......................     416,666      4,800,000          --       4,800,000
Public offering-net............................   4,575,000     51,588,551          --      51,588,551
Stock option exercises.........................     760,531      2,051,954          --       2,051,954
Stock issued under employee stock purchase plan      73,132        730,592          --         730,592
Stock issued for development agreement.........      96,336             --  3,000,000 (d)    3,000,000
Stock based compensation and other
  noncash transactions.........................     189,084             --   7,013,177(f)    7,013,177
                                                 ----------   ------------ -----------    ------------
                                                  6,527,415     63,971,097  10,013,177      73,984,274
                                                 ----------   ------------ -----------    ------------
Total as of December 31, 2001..................  50,322,928   $291,929,144 $51,416,288    $343,345,432
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

   The following table summarizes information about the stock options outstanding under the Plans at December 31, 2001:

                            Options Outstanding      Options Exercisable
                        ---------------------------- ------------------
                                            Weighted            Weighted
                                   Average  Average             Average
        Exercise                  Remaining Exercise            Exercise
        Price range      Shares     Life     Price    Shares     Price
        -----------     --------- --------- -------- ---------  --------
        $ 0.00 - 1.00..   574,236    6.0    $  0.90    499,487  $  1.00
          1.01 - 8.50..   649,856    7.2       6.00    348,023     5.93
          8.51 - 9.00..   914,002    9.9       8.53          0     0.00
          9.01 - 11.00.   370,300    7.8      10.80    192,040    10.87
         11.01 - 15.00. 1,070,960    8.7      12.12    524,280    12.82
         15.01 - 18.00.   909,550    9.0      17.92    106,540    17.81
         18.01 - 25.00.   539,338    9.2      22.26     58,788    19.29
         25.01 - 70.00.   237,600    8.4      51.19    153,200    50.17
         70.01 - 85.00.   577,390    8.1      83.39    228,865    83.39
         85.01 - 140.00   165,700    8.2     100.06     66,280   100.06
                        ---------                    ---------
                        6,008,932    8.4    $ 22.36  2,177,503  $ 21.95
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

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   Cash and cash equivalents, restricted cash, accounts receivables, accounts payables, and accrued expenses: The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short maturities of these instruments.

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

   Through December 31, 2001, the Company has contributed $8.0 million under the terms of the agreement while Engelhard has acquired $8.0 million of the Company's common stock. Of this amount, $6.2 million has been expensed based on the actual spending incurred by Engelhard under the joint development agreement with the remaining $1.8 million being recorded under the balance sheet caption "Prepaid development costs" as of December 31, 2001.

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