Form 10-K
period 2002-12-31
PLUG POWER INC
filed 2003-03-31
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from              to

COMMISSION FILE NUMBER:     0-27527

PLUG POWER INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3672377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification Number)

968 ALBANY-SHAKER ROAD, LATHAM, NEW YORK 12110

(Address of principal executive offices, including zip code)

(518) 782-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share.

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒     No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes     ☒ No     ☐

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on June 28, 2002, the last business day of the registrant’s most recently completed second quarter, was $246.7 million.

As of March 15, 2003, 50,081,534 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s Annual Meeting of stockholders to be held on May 22, 2003 are incorporated by reference into Part III of this report to the extent described therein.

PART I

Item 1.    Business

Overview

We design, develop and manufacture on-site electric power generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications. We were formed in 1997, as a joint venture between Edison Development Corporation (EDC), a DTE Energy company and Mechanical Technology Incorporated (MTI). In addition, we have established an “extended enterprise” through strategic relationships with marketing, technology, supply chain, and government partners. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions, Strategic Relationships and Development Agreements.”

We are focused on fuel cell systems with electrical output of approximately 1-100 kW, fueled by natural gas, liquid petroleum gas (LPG), and hydrogen gas, for a variety of stationary applications. We are developing an architected technology platform from which we expect to offer multiple point products, ranging from DC back-up power for telecom applications, to AC prime power for residential and light commercial applications. The platform approach is expected to improve our return on investment, while allowing us to leverage the volume of several products into cost reduction of common platform components and modules.

Our initial product is a fully integrated, grid-parallel 5-kilowatt (kW) fuel cell system that operates on natural gas. This initial product is being marketed to a select number of customers, including utilities, government entities and our distribution partners, GE Fuel Cell Systems, LLC and DTE Energy Technologies, Inc. The initial product is intended to offer quality power, provide valuable field testing experience and data, and demonstrate fuel cells as a preferred form of alternative distributed power generation. In June 2002, our five-kilowatt product became the first fuel cell system to be certified by the California Energy Commission under the state’s Rule 21 grid interconnection standard, and in July, we launched the GenSysTM 5C, which added the capability of capturing heat for combined heat and power applications. In October, we added stand-by capability and launched the GenSysTM 5CS. Stand-by capability allows the fuel cell system to provide power to critical loads upon grid interruption. We expect subsequent product enhancements to expand the market opportunity for our fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, and improving reliability.

Fuel Cells and Fuel Cell Systems

A fuel cell is an electrochemical device that combines hydrogen and oxygen from the air to produce electric power without combustion. Hydrogen is derived from a fuel such as natural gas, propane, methanol or gasoline and can also be obtained from the electrolysis of water, stored hydrogen or a hydrogen pipeline. A single PEM fuel cell consists principally of two electrodes, the anode and the cathode, separated by a polymer electrolyte membrane. Each of the electrodes is coated on one side with a platinum-based catalyst. Hydrogen fuel is fed into the anode and air enters through the cathode. Induced by the platinum catalyst, the hydrogen molecule splits into two protons and two electrons. The electrons are conducted around the membrane, creating an electric current, and the protons from the hydrogen molecule are transported through the polymer electrolyte membrane and combine at the cathode with the electrons and oxygen from the air to form water and produce heat. To obtain the desired level of electric power, individual fuel cells are combined into a fuel cell stack. Increasing the number of fuel cells in a stack increases the voltage, while increasing the surface area of each fuel cell increases the current.

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

During 2002 we increased our customer base from 9 to 30, delivering 121 systems to 19 U.S. states and 3 other countries. Further, we have significantly reduced the unit cost, size, weight and part count of our systems. In 2001, we reduced the direct material cost of our initial product by 37% over the prior year, and in 2002 we achieved another 32% reduction in such costs over 2001. Over the course of 2002, our systems in the field generated more than 1.6 million kilowatt-hours of electricity.

In addition to our initial products, we are developing combined heat and power (CHP) fuel cell systems for residential and light commercial applications. We are conducting a joint development program with Vaillant GmbH to develop a combination furnace, hot water heater and fuel cell heating appliance for the European market. We provide the fuel cell system to Vaillant, who integrates the system with its commercial natural gas heating appliances, resulting in a heating and hot water system that provides supplemental electrical power. We are also developing CHP fuel cell systems for the U.S. market that provide supplemental heat as electricity is produced.

In support of our next generation of products, we have an effort underway to create a system architecture for our future strategic product platforms which we expect will enable the flexible integration of subsystem and component modules, including a fuel processor, a fuel cell stack, power conditioning modules, and controls. We believe that this modular system architecture will enable us to produce fuel cell systems that are configurable across a range of stationary applications and operable within a customer’s specific environment.

Further, we are developing a back-up, “or premium”, power fuel cell product that is fueled by pure hydrogen and, therefore, does not require a fuel processor. As a result, this back-up power product is expected to be smaller and less expensive than our initial product. These units are expected to supply high quality, extended-run direct current (DC) power for the telecommunications, broadband and information technology industries. We manufactured and delivered our first such system in 2002.

We are developing technology in support of the automotive fuel cell market, as well. In collaboration with Honda R&D Co., Ltd. of Japan, a subsidiary of Honda Motor Co., Ltd., we are developing a home refueling system that is expected to provide heat and electricity to the home, and hydrogen fuel to a fuel cell vehicle.

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

Extended Enterprise

Our strategy continues to evolve around an extended enterprise concept, working with third-party suppliers to design, develop or manufacture subsystems and components that we expect will achieve our cost and reliability targets. We perform significant quality testing before we integrate any third-party subsystems and components into our final assembled fuel cell systems. We have implemented a supplier approval and qualification process with the goal of improving our return on investment and cash flow by driving component and subassembly manufacturing back to our supply partners, resulting in reduced capital investment, engineering cost, product cost and inventory investments. We are focused on keeping our supply base small and establishing long-term, strategic relationships with our supply chain partners. Since our inception we have formed strategic relationships to develop and supply key components, including:

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

In March 2002, we amended our agreements with Vaillant to expand their distribution territory, on a non-exclusive basis, to include all of Europe. Also under the amended agreements, we will sell fuel cell subsystems directly and exclusively to Vaillant. In exchange for the right to sell fuel cell subsystems directly and exclusively to Vaillant we have agreed to pay GE MicroGen, Inc. a royalty, based on a percentage of sales of fuel cell subsystems (as defined in the amended agreement), beginning in 2003.

HONDA:    In October 2002, we signed a definitive agreement with Honda R&D Co., Ltd. of Japan, a subsidiary of Honda Motor Co., Ltd., to exclusively and jointly develop and test an initial prototype of a home refueling system for fuel cell automobiles. As part of the program, we expect to integrate one of our GenSys™5C stationary fuel cell systems with additional components necessary for the home refueling concept. A home refueling system is a fuel cell product that is expected to provide heat, hot water, and electricity to a home, while also providing hydrogen fuel for a fuel cell vehicle. The device will be fueled by natural gas, and is expected to be environmentally friendly due to its high efficiency and low emissions. The exclusive agreement covers the first phase of what is expected to be a multi-phase development project.

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

ENGELHARD:    In June 2000, we finalized a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the joint development agreement we have contributed $10.0 million to fund Engelhard’s development efforts, and Engelhard in turn has acquired $10.0 million of our common stock. Of this amount, $7.9 million has been expensed with the remaining $2.1 million being recorded under the balance sheet caption “Prepaid development costs” as of December 31, 2002. The supply agreement with Engelhard specifies the rights and obligations for Engelhard to supply products to us over the next 10 years.

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

In August 2001, we amended our agreements with GE MicroGen, Inc. and GEFCS to expand GEFCS’ exclusive worldwide distribution rights to include all of our stationary PEM fuel cell systems. Under the terms of our distribution agreement with GEFCS, we will serve as GEFCS’ exclusive supplier of the PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement. At the same time, we increased our ownership interest in GEFCS from 25% to 40% and we granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of our common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. We also replaced the product specifications, prices and delivery schedule in our distribution agreement with a high-level, multi-generation product plan, with subsequent modifications being subject to mutual agreement, and extended the term of the agreement to December 31, 2014.

Under our agreements, we will sell our systems directly to GEFCS, which, in turn, will identify qualified resellers who can distribute and service these systems. Ultimate end-users of the products sold through GEFCS are expected to be home-owners and small businesses. It is also possible that, in some instances, the resellers may not actually sell the products to end-users, but may sell the heat and electricity generated by the product. Under our amended distribution agreement, we may sell systems directly to governmental and quasi-governmental entities under certain circumstances, and to certain other customers with permission from GEFCS. For example, in 2002, we sold our initial products, together with installation, maintenance, training, engineering and other technical support services to entities such as the U.S. Army and Navy, LOGANEnergy Corporation, Sandia National Laboratories and the Long Island Power Authority. Plug Power systems sold through GEFCS are expected to be co-branded with both the General Electric and Plug Power names and trademarks, and may also carry the brand of the local reseller. Currently, however, we are selling our initial products through GEFCS that do not carry the General Electric name and trademark.

Potential GEFCS resellers include gas and electric utilities and new market entrants such as gas and power marketers, unregulated affiliates of utilities, appliance distributors and energy service companies. To date, GEFCS has entered into several distribution agreements, including agreements with Flint Energies, a Georgia-based rural electric cooperative, NJR Energy Holdings Corporation, an affiliate of New Jersey Natural Gas Company, Kubota Corporation of Japan, Soroof Trading Development Company Limited of Saudi Arabia and Vaillant GmbH of Remscheid, Germany, Europe’s leading heating appliance manufacturer.

Installation, Servicing and Maintenance

Pursuant to our agreements with GEFCS, GEFCS is the exclusive provider of product support for our systems through its own service structure, sub-distributor service network and contracts with third party service providers. GEFCS’ service program is expected to be closely coordinated with the commercial introduction through GEFCS of our fuel cell systems, so that a sufficient level of installation, maintenance and customer support service will be available in all areas where our systems are sold. We also expect that GEFCS will provide the warranty service for our products according to terms to be mutually agreed upon by us and GEFCS. We expect that GEFCS’ service plan will be completed and the requisite service contracts will be in place prior to commercial sale of our units through GEFCS. With respect to systems that we sell directly, such as those that we deliver to governmental and quasi-governmental entities, we provide, or enter into subcontracts to provide, these services directly.

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

As of December 31, 2002, we had 60 issued patents and 84 patents pending in the United States, and abroad we had 4 issued patents and 41 patents pending. These patents cover, among other things, fuel cell components that reduce manufacturing part count, fuel cell system designs that lend themselves to mass manufacturing, improvements to fuel cell system efficiency, reliability, longer system life, and control strategies, such as added safety protections and operation under extreme conditions. Each of our employees has agreed that all inventions made or conceived while an employee of Plug Power which are related to or result from work or research that Plug Power performs will remain the sole and exclusive property of Plug Power, whether patented or not.

Competition

There are a number of companies located in the United States, Canada and abroad that are developing PEM fuel cell technology, including Ballard Power Systems, Inc. and UTC Fuel Cells Corporation. Additionally a number of major automotive companies have in-house PEM fuel cell development efforts.

We also compete with companies that are developing other types of fuel cells, such as Global Thermoelectric Inc. and Sulzer-Hexis. There are four types of fuel cells other than PEM fuel cells that are generally considered to have possible commercial applications: phosphoric acid fuel cells, molten carbonate fuel cells, solid oxide fuel cells and alkaline fuel cells. Each of these fuel cells differs in the component materials, as well as in its overall operating temperature. While all fuel cell types have potential environmental and efficiency advantages over traditional power sources, we believe that PEM fuel cells can be manufactured less expensively and are more efficient and more practical in small-scale applications. Further, most automotive companies have selected PEM technology for fuel-cell-powered automobiles, which we expect will help establish a stronger industry around PEM technology and will drive the technology to a much lower cost, compared to the other fuel cell technologies.

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

Government Regulation

We do not believe that we will be subject to existing federal and state regulatory commissions governing traditional electric utilities and other regulated entities. We do believe, however, that our product and its installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to among others, building codes, public safety, electrical and gas pipeline connections and related matters. The level of regulation may depend, in part, upon whether a system is placed outside or inside a home. For example, the 2002 National Electric Code (NEC) is a model code adopted by the National Fire Protection Association that governs the electrical wiring of most homes, businesses and other buildings. The NEC has been adopted by local jurisdictions throughout the United States and is enforced by local officials, such as building and electrical inspectors. Article 692 of the NEC governs the installation of fuel cell systems. Accordingly, all our systems installed in a jurisdiction that has adopted the 2002 NEC must be installed in accordance with Article 692. In addition product safety standards have been established covering the overall fuel cell system (CSA FC-1 formerly ANSI Z21.83), and the power conversion electronics (UL 1741). Our product has been certified by CSA International to be in compliance with the safety requirements of CSA FC-1 and our power conditioning system, an inverter, has been listed to UL1741 by Underwriter’s Laboratories. Other than these requirements, at this time, we do not know what additional requirements, if any, each jurisdiction will impose on our product or its installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our product. Once our product reaches the commercialization stage and we begin distributing our systems to our early target markets, the federal, state or local government entities or competitors may seek to impose regulations.

Employees

As of December 31, 2002, we had a total staff of 348, including 339 full-time employees, of which 181 were engineers, scientists, and other degreed professionals. We consider our relations with our employees to be good. We continuously monitor our workforce in an effort to identify specific areas of need or where there are job redundancies and inefficiencies based on our stage of development.

Available information

We maintain a website with an Internet address of www.plugpower.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Factors Affecting Future Results

This Annual Report on Form 10-K contains statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, those factors described below. Readers should not place undue reliance on our forward-looking statements. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

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

We have only been in business for a short time, and your basis for evaluating Plug Power is limited.

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

As of December 31, 2002, we had an accumulated deficit of $255.6 million. We have not achieved profitability and expect to continue to incur net losses until we can produce sufficient revenue to cover our costs. The total cost to produce our initial products is currently higher than their sales price. Furthermore, we anticipate that we will continue to incur losses until we can produce and sell our fuel cell systems on a large-scale and cost-effective basis. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

Fuel cell systems for residential, commercial and industrial applications represent an emerging market, and we do not know the extent to which our targeted distributors and resellers will want to purchase them and whether end-users will want to use them. If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our product and may be unable to achieve profitability. The development of a viable market for our systems may be impacted by many factors which are out of our control, including:

•	the cost competitiveness of fuel cell systems,

•	the future costs of natural gas, propane and other fuels expected to be used by our systems,

•	consumer reluctance to try a new product,

•	consumer perceptions of our systems’ safety,

•	regulatory requirements, and

•	the emergence of newer, more competitive technologies and products.

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

We believe that a substantial portion of its future revenue will be derived from sales of products to GE Fuel Cell Systems. Under the terms of our current distribution agreement, GE Fuel Cell Systems has worldwide rights to market, distribute, install and service our proton exchange membrane fuel cell systems designed for stationary applications other than in the states of Illinois, Indiana, Michigan and Ohio. Under our distribution agreement, we will serve as GE Fuel Cell Systems’ exclusive supplier of the proton exchange membrane fuel cell systems and related components meeting the specifications set forth in the distribution agreement.

Our ability to successfully sell our fuel cell systems is heavily dependent upon GE Fuel Cell Systems’ sales, distribution and service capabilities. Although we own a minority interest in GE Fuel Cell Systems, we cannot control the operations or business decisions of GE Fuel Cell Systems. Any change in our relationship with GE Fuel Cell Systems, whether as a result of market, economic or competitive pressures, including an inability to satisfy our contractual obligations to GE Fuel Cell Systems or any decision by General Electric to alter its commitment to GE Fuel Cell Systems or its fuel cell technology in favor of other fuel cell technologies, to develop fuel cell systems targeted at different markets than our’s or to focus on different energy product solutions could harm our reputation and potential earnings by depriving us of the benefits of GE Fuel Cell Systems’ sales and distribution network and service capabilities.

Our distribution agreement with GE Fuel Cell Systems prohibits GE Fuel Cell Systems from selling or distributing proton exchange membrane fuel cell systems and related components manufactured by parties other than us. The distribution agreement, and therefore the prohibition, expires on December 31, 2014, subject to renewal, and terminates upon dissolution of GE Fuel Cell Systems or termination of GE Fuel Cell Systems’ limited liability company agreement. In addition, the distribution agreement may be terminated for cause, as defined in the limited liability company agreement. GE Fuel Cell Systems would be dissolved in the event of: (1) mutual consent of all of the members; (2) the bankruptcy of any member; (3) an involuntary bankruptcy or (4) termination of the limited liability company agreement of GE Fuel Cell Systems due to a material breach or upon termination of the distribution agreement or an ancillary agreement (as defined in the limited liability company agreement). We are not aware of any plans or intentions by GE Fuel Cell Systems to take any of these actions such that it may begin marketing products other than our products, including products that compete with our products. In addition, GE Power Systems, the division of General Electric Company which controls the majority owner of GE Fuel Cell Systems (GE MicroGen, Inc.), has agreed not to sell or distribute proton exchange membrane fuel cell systems and related components manufactured by parties other than us through any entity other than GE Fuel Cell Systems. However, GE Power Systems is not prohibited from developing non-proton exchange membrane fuel cell systems and distributed energy systems that would compete directly or indirectly against the proton exchange membrane fuel cell systems we manufacture. While at the present time we are not aware of any such current products, or plans or intentions to manufacture such products, by GE Power Systems, GE Power Systems may not provide us with information concerning such developments. The development of different energy product solutions by GE Power Systems could harm our reputation and potential earnings by providing potential customers with an alternative to our proton exchange membrane fuel cell systems.

We have not fully developed and produced the product that we have agreed to sell to GE Fuel Cell Systems.

Our initial product does not meet the specifications required by its current agreement with GE Fuel Cell Systems. Economic and technical difficulties may prevent us from completing development of products meeting these specifications and delivering them on schedule to GE Fuel Cell Systems.

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

A supplier’s failure to develop and supply components in a timely manner, or to develop or supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our fuel cell systems. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

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

We do not believe that we will be subject to existing federal and state regulatory commissions governing traditional electric utilities and other regulated entities. We do believe, however, that our product and its installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to among others, building codes, public safety, electrical and gas pipeline connections and related matters. The level of regulation may depend, in part, upon whether a system is placed outside or inside a home. For example, the 2002 National Electric Code (NEC) is a model code adopted by the National Fire Protection Association that governs the electrical wiring of most homes, businesses and other buildings. The NEC has been adopted by local jurisdictions throughout the United States and is enforced by local officials, such as building and electrical inspectors. Article 692 of the NEC governs the installation of fuel cell systems. Accordingly, all our systems installed in a jurisdiction that has adopted the 2002 NEC must be installed in accordance with Article 692. In addition product safety standards have been established covering the overall fuel cell system (CSA FC-1 formerly ANSI Z21.83), and the power conversion electronics (UL 1741). Our product has been certified by CSA International to be in compliance with the safety requirements of CSA FC-1 and our power conditioning system, an inverter, has been listed to UL1741 by Underwriter’s Laboratories. Other than these requirements, at this time, we do not know what additional requirements, if any, each jurisdiction will impose on our product or its installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our product. Once our product reaches the commercialization stage and we begin distributing our systems to our early target markets, the federal, state or local government entities or competitors may seek to impose regulations.

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

Our fuel cell systems use natural gas in a catalytic reaction which produces less heat than a typical gas furnace. While our fuel cell systems do not use this fuel in a combustion process, natural gas is a flammable fuel that could leak in a home or office and combust if ignited by another source. Further, while we are not aware of any accidents involving our products, any such accidents involving our products or other products using similar flammable fuels could materially suppress demand for, or heighten regulatory scrutiny of, our products.

Product liability or defects could negatively impact our results of operations.

Any liability for damages resulting from malfunctions or design defects could be substantial and could materially adversely affect our business and results of operations. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products resulting in a decline in demand for our products and could divert the attention of its management, which may materially adversely affect its financial condition and results of operations.

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

Future acquisitions may disrupt our business, distract our management and reduce the percentage ownership of our stockholders.

We may engage in acquisitions. We may not be able to identify suitable acquisition candidates. If we do identify suitable candidates, we may not be able to acquire them on commercially acceptable terms or at all. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, an acquisition may not produce the desired revenues, earnings or business synergies. In addition, an acquisition may reduce the percentage ownership of our then current stockholders. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital and management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, from an accounting perspective, acquisitions can involve non-recurring charges and amortization of significant amounts of intangible assets that could adversely affect our results of operations.

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

We continue to undergo rapid change in the scope and breadth of our operations as we advance the development of our products. Such rapid change is likely to place a significant strain on our senior management team and other resources. We will be required to make significant investments in our engineering, logistics, financial and management information systems and to motivate and effectively manage our employees. Our business, prospects, results of operations or financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid change.

We face risks associated with our plans to market, distribute and service our products internationally.

We intend to market, distribute and service our PEM fuel cell systems for stationary applications internationally through GE Fuel Cell Systems. We have limited experience developing, and no experience manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on GE Fuel Cell Systems’ ability to secure relationships with foreign sub-distributors and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates.

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

Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have and prevent us from being the first company to commercialize residential fuel cell systems.

Our government contracts could restrict our ability to effectively commercialize our technology.

Some of our technology has been developed under government funding by the United States and by other countries. In some cases, government agencies in the United States can require us to obtain or produce components for our systems from sources located in the United States rather than foreign countries. Our contracts with government agencies are also subject to the risk of termination at the convenience of the contracting agency, potential disclosure of our confidential information to third parties and the exercise of “march-in” rights by the government. March-in rights refer to the right of the United States government or government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. The implementation of restrictions on our sourcing of components or the exercise of march-in rights could harm our business, prospects, results of operations or financial condition. In addition, under the Freedom of Information Act, any documents that we have submitted to the government or to a contractor under a government funding arrangement is subject to public disclosure that could compromise our intellectual property rights unless such documents are exempted as trade secrets or as confidential information and treated accordingly by such government agencies.

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

The action was brought on behalf of a class of purchasers of our stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553(ERK)(RML). By order dated January 25, 2001, the Court appointed lead plaintiffs and lead plaintiffs’ counsel. Subsequently, the plaintiffs served a consolidated amended complaint. The consolidated amended complaint extends the class period to begin on October 29, 1999 and alleges claims under the Securities Act of 1933 and the Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act of 1934. Subsequently, plaintiffs withdrew their claims under the Securities Act of 1933. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of our technology in a registration statement issued in connection with our initial public offering (IPO) and in subsequent press releases. We served our motion to dismiss the claims in May 2001. By order dated January 21, 2003, the Court dismissed all claims relating to pre-IPO press releases, the IPO prospectus and all but three post-IPO press releases. The Court ruled that the three remaining press releases raised questions of fact that could not be resolved on a motion to dismiss. The Court also denied the motion to dismiss the claims against the individual defendants at this time. We believe that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. However, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If the plaintiffs were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operations and liquidity.

Provisions of Delaware law and of our charter and by-laws may make a takeover of us difficult.

Provisions in our certificate of incorporation and by-laws and in the Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt of us which is opposed by our management and our board of directors. For example, our certificate of incorporation authorizes our board of directors to issue shares of our preferred stock in one or more series and to fix the designations, powers, preferences, rights, qualifications, limitations and restrictions of such preferred stock. As a result of such provisions, our stockholders who might desire to participate in a tender offer, change in control or takeover attempt may not have an opportunity to do so. We also have a staggered board of directors which makes it difficult for our stockholders to change the composition of the board of directors in any one year. These anti-takeover provisions could substantially impede the ability of our stockholders to benefit from a change in control or a change in our management or our board of directors.

Our stock price has been and could remain volatile.

The market price of our common stock has historically experienced and may continue to experience significant volatility. Since our initial public offering in October 1999, the market price of our common stock has fluctuated from a high of $156.50 per share in the first quarter of 2000, to a low of $3.39 per share in the fourth quarter of 2002. Our progress in developing and commercializing our products, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we may be the subject of additional securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Our failure to comply with Nasdaq’s listing standards could result in our delisting by Nasdaq from the Nasdaq National Market and severely limit the ability to sell our common stock.

Our common stock is currently traded on the Nasdaq National Market. Under Nasdaq’s listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq will notify us that we may be delisted from the Nasdaq National Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by Nasdaq, Nasdaq may delist our common stock from trading on the Nasdaq National Market. There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National Market. In addition, if our common stock is delisted, our stockholders would not be able to sell our common stock on the Nasdaq National Market, and their ability to sell any of our common stock would be severely, if not completely, limited.

As a result of the H Power merger, pre-existing H Power obligations are now our obligations, which we may determine not to honor and may be expensive to terminate or may result in litigation.

As a result of the H Power merger, substantially all of H Power’s pre-existing obligations, contractual and otherwise, became our obligations. We are in the process of seeking to terminate, renegotiate or otherwise amend these obligations, and in doing so may incur substantial costs. For example, certain of these ongoing commitments relate to H Power products that we will no longer produce or support. We may not be able to terminate or amend those agreements or negotiate an alternative solution at a reasonable cost or at all. If we do not perform under these agreements, we may become subject to litigation. If this occurs, and the plaintiffs prevail, or if we are obligated to perform under such agreements, such outcomes could have a material adverse effect on our financial condition, results of operations and liquidity.

We expect to incur significant costs to integrate the H Power business.

We expect to incur significant costs to streamline the business acquired in the H Power merger, reduce excess capacity and eliminate redundant operations. For instance, in addition to terminating or amending H Power obligations, as discussed above, as part of the post-closing integration of the combined businesses all operations are in process of being consolidated into our headquarters, located in Latham, New York. Also, we have incurred and still expect to incur significant costs associated with the termination of contracts, including leases and employee terminations. Accordingly, we believe we may incur charges to operations, in the first quarter of 2003 or the following quarters, to reflect costs associated with integrating and streamlining the businesses and operations of H Power. There can be no assurance that the costs associated with streamlining the business, reducing excess capacity and eliminating redundant operations will not exceed those projected by us, nor can there be any assurance that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the H Power merger.

If former H Power stockholders sell their shares of our common stock over a short period of time, it could cause a decline in the market price of our common stock.

All of the shares of our common stock issued in the H Power merger were registered with the Securities and Exchange Commission and therefore are presently available for resale in the public market, except for shares issued to persons who were affiliates of H Power before the merger or who become affiliates of us after the merger which will be subject to certain transfer restrictions. The number of shares of our common stock issued to former H Power stockholders and immediately available for resale equals approximately 17.6% of the total number of outstanding shares of our common stock, as of December 31, 2002. Former H Power stockholders who were not affiliates may elect to sell the stock they receive at any time. As a result of future sales of such common stock, or the perception that these sales could occur, the market price of our common stock may decline.

Purchase accounting treatment and the impact of amortization of intangibles with definite lives relating to the H Power merger could adversely affect our operating results.

The merger with H Power has been accounted for under the purchase method of accounting and we are considered the acquiror of H Power for accounting purposes. Accordingly, our historical financial statements will continue to be the historical financial statements of the combined company and H Power will be included in the ongoing results of operations prospectively from March 25, 2003, the date of the consummation of the merger. Under purchase accounting, we expect to record the following as the cost of acquiring the business of H Power:

(1)	the sum of the market value of our common stock issued in connection with the merger;

(2)	the fair value of H Power stock options assumed by us; and

(3)	the amount of direct transaction costs incurred by us.

We have allocated the cost of the items described in (1), (2) and (3) above to the individual assets acquired and liabilities assumed, including intangible assets such as acquired technology, based on their respective fair values. Intangible assets, including intangibles with indefinite lives, from acquisitions are evaluated annually to determine whether any portion of the remaining balance of such indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of any intangibles recorded as a result of the transaction are impaired, we will be required to write off that portion which would decrease our net income (or alternatively increase our net loss) in the future, and this could have a material adverse effect on the market value of our common stock.

Item 2.    Properties

Our principal executive offices are located in Latham, New York. At our 36 acre campus, we own a 56,000 square foot research and development center, a 32,000 square foot office building and a 50,000 square foot manufacturing facility and believe that these facilities are sufficient to accommodate our anticipated production volumes for at least the next two years.

Item 3.    Legal Proceedings

havePOWER, LLC Litigation: On or about December 9, 2002, a complaint was filed by havePOWER, LLC (“havePOWER”) in the United States District Court for the District of Maryland naming Plug Power and H Power as defendants. havePOWER alleges breach of a Memorandum of Understanding with H Power and that certain dealings with H Power gave rise to a form of exclusive distributorship for the sale of fuel cell products in several states. The complaint seeks damages against H Power of not less than $10,000,000, as well as certain injunctive relief. The complaint also sets forth claims against Plug Power alleging that the merger between Plug Power and H Power constitutes tortious interference with havePOWER’s contractual relations and prospective business relations with H Power. havePOWER seeks damages against Plug Power in an amount to be proven at trial, allegedly no less than $10,000,000, and also seeks $30,000,000 in exemplary and punitive damages and certain injunctive relief. H Power has filed an answer to the complaint denying all material allegations, and Plug Power has filed a motion to dismiss all claims against it, which motion is pending. Discovery has only recently commenced. We believe that the allegations against Plug Power and H Power are without merit and intend to defend vigorously those claims.

Shareholder Class Action Lawsuit:    As previously disclosed, in September 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and directors violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects in a registration statement issued in connection with our initial public offering (“IPO”) and in subsequent press releases. A consolidated amended complaint extending the class period was subsequently filed.

We served our motion to dismiss the claims in May 2001. By order dated January 21, 2003, the Court dismissed all claims relating to pre-IPO press releases, the IPO prospectus and all but three post-IPO press releases. The Court ruled that the three remaining press releases raised questions of fact that could not be resolved in a motion to dismiss. The Court also denied the motion to dismiss the claims against the individual defendants at that time.

The Company believes that the remaining allegations are without merit and intends to vigorously defend against those claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity. However, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If the plaintiffs were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operations and liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information.    Our common stock is traded on the Nasdaq National Market under the symbol “PLUG.” As of December 31, 2002, there were approximately 1,825 holders of our common stock. However, management believes that a significant number of shares are held by brokers under a “nominee name” and that the number of beneficial shareholders of our common stock exceeds 65,000. The following table sets forth high and low last reported sale prices for our common stock as reported by the Nasdaq National Market for the periods indicated:

	Closing sales prices
	High	Low
2001
1st Quarter	$33.00	$12.50
2nd Quarter	$38.00	$12.88
3rd Quarter	$22.27	$6.01
4th Quarter	$10.70	$7.19

2002
1st Quarter	$13.10	$8.26
2nd Quarter	$12.58	$6.61
3rd Quarter	$8.00	$4.05
4th Quarter	$6.82	$3.39

Dividend Policy.    We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.

Item 6.    Selected Financial Data

The following tables set forth selected financial data and other operating information of the Company. The selected statement of operations and balance sheet data for 2002, 2001, 2000, 1999 and 1998 as set forth below are derived from the audited financial statements of the Company. The information is only a summary and you should read it in conjunction with the Company’s audited financial statements and related notes and other financial information included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement Of Operations:
Product and service revenue	$9,427	$2,574	$—	$—	$—
Research and development contract revenue	2,391	3,168	8,378	11,000	6,541

Total revenue	11,818	5,742	8,378	11,000	6,541
Cost of revenues	11,341	11,291	13,055	15,498	8,864
Research and development expense	40,289	60,600	70,889	20,506	4,633
General and administrative expense	6,956	7,492	16,167	9,927	2,753
Other (income) expense, net	450	(529)	(5,491)	(1,462)	(93)

Net loss	$(47,218)	(73,112)	(86,242)	(33,469)	(9,616)

Loss per share, basic and diluted	$(0.93)	$(1.56)	$(1.99)	$(1.27)	$(0.71)

Weighted average number of common shares outstanding	50,645	46,840	43,308	26,283	13,617

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Balance Sheet Data:
(at end of the period)
Cash, cash equivalents and marketable securities	$55,848	$92,682	$86,733	$171,496	$3,993
Total assets	108,683	151,374	150,829	216,126	8,093
Current portion of long-term obligations	530	530	577	553	—
Long-term obligations	5,726	6,172	6,707	6,517	—
Stockholders’ equity	92,697	135,003	134,131	201,407	5,493
Working capital	56,876	90,366	83,352	169,212	2,692

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying Financial Statements and Notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on these forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, our ability to develop a commercially viable fuel cell system; the cost and timing of developing our fuel cell systems; market acceptance of our fuel cell systems; our reliance on our relationship with General Electric; competitive factors, such as price competition, competition from other power technologies and competition from other fuel cell companies; the cost and availability of components and parts for our fuel cell systems; the ability to raise and provide the necessary capital to develop, manufacture and market our fuel cell systems; the cost of complying with current and future governmental regulations; and other risks and uncertainties discussed under Item I—Business under the caption “Factors Affecting Future Results.”

Overview

We design, develop and manufacture on-site electric power generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications. We were formed in 1997, as a joint venture between Edison Development Corporation (EDC), a DTE Energy company and Mechanical Technology Incorporated (MTI). In addition, we have established an “extended enterprise” through strategic relationships with marketing, technology, supply chain, and government partners. See Acquisitions, Strategic Relationships and Development Agreements.

We are focused on fuel cell systems with electrical output of approximately 1-100 kW, fueled by natural gas, liquid petroleum gas (LPG), and hydrogen gas, for a variety of stationary applications. We are developing an architected technology platform from which we expect to offer multiple point products, ranging from DC back-up power for telecom applications, to AC prime power for residential and light commercial applications. The platform approach is expected to improve our return on investment, while allowing us to leverage the volume of several products into cost reduction of common platform components and modules.

Our initial product is a fully integrated, grid-parallel 5-kilowatt (kW) fuel cell system that operates on natural gas. This initial product is being marketed to a select number of customers, including utilities, government entities and our distribution partners, GE Fuel Cell Systems, LLC and DTE Energy Technologies, Inc. The initial product is intended to offer quality power, provide valuable field testing experience and data, and demonstrate fuel cells as a preferred form of alternative distributed power generation. In June 2002, our five-kilowatt product became the first fuel cell system to be certified by the California Energy Commission under the state’s Rule 21 grid interconnection standard, and in July, we launched the GenSysTM 5C, which added the capability of capturing heat for combined heat and power applications. In October, we added stand-by capability and launched the GenSysTM 5CS. Stand-by capability allows the fuel cell system to provide power to critical loads upon grid interruption. We expect subsequent product enhancements to expand the market opportunity for our fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, and improving reliability.

Through December 31, 2002, our stockholders in the aggregate have contributed $293.0 million in cash, including $93.0 million in net proceeds from our initial public offering and $51.6 million in net proceeds from our follow-on public offering, and $33.4 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and equity interests in affiliates.

From inception through December 31, 2002, we have incurred losses of $255.6 million and expect to continue to incur losses as we continue our product development and commercialization programs and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the related service requirements necessary to monitor those systems and potential design changes required as a result of field testing.

Recent Developments

Acquisition of H Power Corp.:    On March 25, 2003, we consummated a merger transaction with H Power, a company also involved in the design development and manufacture of proton exchange membrane fuel cells and fuel cell systems, pursuant to which we acquired H Power in a stock-for-stock exchange. In connection with the transaction, H Power stockholders will receive 0.8305 shares of our common stock for each share of H Power common stock held immediately prior to the transaction resulting in the issuance of approximately 9.0 million shares of our common stock. Immediately following the transaction, we will have approximately 60.0 million shares outstanding and H Power will become a wholly-owned subsidiary of us. Upon consummation of the merger, we had approximately $85 million in unrestricted cash, cash equivalents and marketable securities, which we anticipate to be sufficient, after integration costs and expenses associated with the consummation of the merger, to fund operations into 2005.

Honda Joint Development Agreement:    In October 2002, we signed a definitive agreement with Honda R&D Co., Ltd. of Japan, a subsidiary of Honda Motor Co., Ltd., to exclusively and jointly develop and test an initial prototype of a home refueling system for fuel cell automobiles. As part of the program we expect to integrate one of our GenSysTM 5C stationary fuel cell systems with additional components necessary for the home refueling concept. A home refueling system is a fuel cell product that is expected to provide heat, hot water, and electricity to a home, while also providing hydrogen fuel for a fuel cell vehicle. The device will be fueled by natural gas, and is expected to be environmentally friendly due to its high efficiency and low emissions. The exclusive agreement covers the first phase of what is expected to be a multi-phase development project.

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

Board of Directors:    Effective October 9, 2002, Walter L. Robb resigned from our Board of Directors for personal reasons. Also effective October 9, 2002, our Board of Directors elected J. Douglas Grant to serve as a Class II Director with a term expiring at the annual meeting of stockholders to be held in 2004. The Board of Directors also appointed Mr. Grant to serve as a member of the Company’s Audit Committee.

Acquisitions, Strategic Relationships and Development Agreements

Since our inception, we have formed strategic relationships with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers. In addition to the H Power acquisition and Honda Joint Development Agreement described above under Recent Developments, we continue to maintain key relationships as part of our “extended enterprise” concept, including:

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

Under a separate agreement, we have agreed to source from General Electric Company technical support services for our product development effort, including engineering, testing, manufacturing and quality control services. Under this agreement, we have committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. Through December 31, 2002, we have purchased approximately $6.6 million of such services and we expect to fulfill our obligation over the remainder of its term. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company’s employees regarding procurement activities pursuant to this agreement.

Gastec:    In February 2000, we acquired from Gastec, NV, a Netherlands-based company, certain fixed assets and all of its intellectual property related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electric power. The total purchase price was $14.8 million, paid in cash.

Vaillant:    In March 2000, we finalized a development agreement with Vaillant GmbH (Vaillant), to develop a combination furnace, hot water heater and fuel cell system that is expected to provide both heat and electricity for the home. Under the agreement, Vaillant will obtain fuel cell subsystems from GEFCS and then will produce the fuel cell heating appliances for its customers in Germany, Austria, Switzerland and the Netherlands, and for GEFCS customers throughout Europe.

In March 2002, we amended our agreements with Vaillant to expand their distribution territory, on a non-exclusive basis, to include all of Europe. Also under the amended agreements, we will sell fuel cell subsystems directly and exclusively to Vaillant. In exchange for the right to sell fuel cell subsystems directly and exclusively to Vaillant we have agreed to pay GE MicroGen, Inc. a royalty, based on a prescribed percentage of sales of fuel cell subsystems (as defined in the amended agreement), beginning in 2003.

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

Engelhard:    In September 2000, we finalized a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the joint development agreement we have contributed $10.0 million to fund Engelhard’s development efforts, and Engelhard in turn has acquired $10.0 million of our common stock. Of this amount, $7.9 million has been expensed with the remaining $2.1 million being recorded under the balance sheet caption “Prepaid development costs” as of December 31, 2002. The supply agreement with Engelhard specifies the rights and obligations for Engelhard to supply products to us over the next 10 years.

Advanced Energy Incorporated:    In March 2000, we acquired a 28% ownership interest in Advanced Energy Incorporated (AEI) in exchange for a combination of $1.5 million cash and our common stock valued at approximately $828,000. We account for our interest in AEI on the equity method of accounting and adjust our investment by our proportionate share of income or losses. The amount by which the purchase price of our ownership interest exceeded the underlying equity in net assets of AEI at the acquisition date was approximately $1,773,000 and was fully amortized as of December 31, 2001. As of March 31, 2002, we recorded equity in losses of affiliates, related to AEI, of $97,000 which reduced the carrying value of our investment to zero. We have no additional legal obligations to provide funding or other support to AEI and have ceased recording any proportionate share of losses incurred by AEI.

Results of Operations

Comparison of the Years Ended December 31, 2002 and December 31, 2001.

Product and service revenue. Product and service revenue increased to $9.4 million for the year ended December 31, 2002, from $2.6 million for the year ended December 31, 2001. The increase in revenue of $6.8 million for the year ended December 31, 2002 is the result of recognizing product and service revenue in the amount of $3.9 million on current year sales arrangements combined with the recognition of $5.5 million of revenue originally deferred at December 31, 2001, compared to the recognition of $2.6 million of product and service revenue for the year ended December 31, 2001. For the year ended December 31, 2001, there was no recognition of revenue deferred from the previous year as we did not begin delivering fuel cell systems under our initial commercial agreements until the third quarter of 2001. During 2002 and 2001, the Company invoiced $9.4 million and $8.0 million, respectively. The difference between the amounts invoiced and the recognized revenue, $5.5 million for both 2002 and 2001, represents deferred revenue at December 31, 2002 and 2001. We expect to recognize substantially all of the deferred revenue as of December 31, 2002, during 2003.

In the third quarter of 2001, we began delivering fuel cell systems under our initial commercial agreements to a select number of customers in order to demonstrate, test and evaluate our fuel cell systems. During 2002, we delivered 121 fuel cell systems to these select customers. Our initial commercial sales for the delivery of limited edition fuel cell systems are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support, which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. The costs associated with the product, service and other obligations are expensed as they are incurred.

Research and development contract revenue.    Research and development contract revenue decreased to $2.4 million for the year ended December 31, 2002 from $3.2 million for the year ended December 31, 2001. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 25% and 50%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. The decrease is the result of completion of a government contract with the U.S. Department of Commerce—NIST. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of revenues.    Cost of revenues were $11.3 million for the year ended December 31, 2002 and the year ended December 31, 2001. Cost of revenues includes the direct cost incurred in the manufacture of the products we sell, as well as costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of direct materials and fees paid to outside suppliers for subcontracted components and services.

Cost of revenues also includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Cost of revenues for the years ended December 31, 2002 and 2001 consists of the following:

	2002	2001
Cost of product and service revenue	$7,601,819	$5,079,887
Cost of research and development contract revenue	3,737,838	6,211,003

	$11,339,657	$11,290,890

The increase in our cost of product and service revenue is due to a full year of fuel cell system deliveries, which commenced in the third quarter of 2001, and a full year of expenses under service and other contractual obligations related to these initial deliveries.

The decrease in our cost of research and development contract revenue is due to reduced contract activity with the U.S. Department of Energy under a program with a 25 percent cost sharing requirement and reduced activity with the U.S. Department of Commerce-NIST under a program with a 50 percent cost sharing requirement.

Noncash research and development expense.    Noncash research and development expense was $1.0 million for the year ended December 31, 2002 and $1.3 million for the year ended December 31, 2001. Noncash research and development expense represents the fair value of stock grants to consultants and others in exchange for services provided. The decrease is directly related to the amount of services provided.

Other research and development expense.    Other research and development expense decreased to $39.3 million for the year ended December 31, 2002 from $59.3 million for the year ended December 31, 2001. The decrease in research and development expense of $20.0 million for the year ended December 31, 2002, compared to December 31, 2001, is the result of producing fewer units for internal test and evaluation purposes combined with a smaller workforce than during the same period last year. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques which result in lower research and development costs because we build fewer systems for internal test and evaluation. Additionally, during the fourth quarter of 2001 we implemented a reduction in force resulting in a decrease of approximately $5.3 million to compensation and employee benefits for the engineering and related staff. We also reversed accrued expenses in the amount of $1.8 million, reflected on our balance sheet at December 31, 2001, which was related to our joint development agreement with Celanese. During the third quarter of 2002, we finalized negotiations with Celanese to revise the terms of our agreement with them. The new agreement includes an estimate, without obligation, of what we anticipate spending on an annual basis going forward relative to the joint development of a high temperature membrane. In accordance with these revised terms we have reversed an accrual in the amount of $1.8 million related to the funding obligation under the previous terms of the agreement, which required us to cost share the development efforts performed by Celanese.

Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Research and development expenses also include amortization of prepaid development costs in the amount of $1.6 million under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs” and amortization in the amount of $3.0 million related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”.

Noncash general and administrative expense.    Noncash general and administrative expense was approximately $482,000 for the year ended December 31, 2002 and $502,000 for the year ended December 31, 2001. Noncash general and administrative expense represents the fair value of stock grants to consultants and others in exchange for services provided. The decrease is directly related to the amount of the services provided.

Other general and administrative expense.    Other general and administrative expenses decreased to $6.5 million for the year ended December 31, 2002 from $7.0 million for the year ended December 31, 2001. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services. The decrease in other general and administrative expenses is the result of more efficient spending in support of operations across the entire organization combined with a smaller workforce than during the same period last year. In addition to recurring general and administrative expense, we recorded a one-time noncash expense in the amount of $281,000 in the first quarter of 2002 related to the modification of stock options for a former officer of the company.

Interest expense.    Interest expense consists of interest on a long-term obligation related to our facilities and interest paid on capital lease obligations. Interest expense was $97,000 for the year ended December 31, 2002, compared to $260,000 for the year ended December 31, 2001. The debt accrues interest at a variable rate of interest which was approximately 1.55% and 2.20% at December 31, 2002 and 2001, respectively.

Interest income.    Interest income, consisting of interest earned on our cash, cash equivalents and marketable securities, decreased to $1.7 million for the year ended December 31, 2002, from $4.1 million for the same period in 2001. The decrease was due to lower principal balances as well as a lower yield on our investment portfolio during a period of generally declining interest rates. The higher interest earned in 2001 was the result of better yields on investments purchased during 2000 with maturities in 2001.

Equity in losses of affiliates.    Equity in losses of affiliates decreased to $2.0 million for the year ended December 31, 2002 from $3.3 million during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems (GEFCS) and Advanced Energy Incorporated (AEI) in the amount of $218,000 and amortization of intangible assets in the amount of $1.8 million.

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

Comparison of the Years Ended December 31, 2001 and December 31, 2000.

Product and service revenue.    Product and service revenue was $2.6 million in the year ended December 31, 2001. There was no product and service revenue during the same period last year. In the third quarter of 2001, we began delivering fuel cell systems under commercial agreements to a select number of customers in order to demonstrate, test and evaluate our fuel cell systems. During 2001, we delivered 132 systems to these select customers, including 131 five kilowatt (kW) systems that operate on natural gas, and one 50 kW prototype system that operates on hydrogen. For the year ended December 31, 2001, we recognized product and service revenue in the amount of $2.6 million and deferred recognition of product and service revenue in the amount of $5.5 million. The costs associated with the product, service and other obligations are expensed as they are incurred.

Research and development contract revenue.    Research and development contract revenue decreased to $3.2 million for the year ended December 31, 2001 from $8.4 million for the year ended December 31, 2000. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 25% and 50%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. The decrease is the result of completion of government contracts with the U.S. Department of Energy and New York State Energy Research and Development Authority. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of revenues.    Cost of revenues for the year ended December 31, 2001, decreased to $11.3 million from $13.1 million for the year ended December 31, 2000. The decrease in cost of revenues, in the amount of $1.8 million, is the result of our reduced government contract activity of approximately $9.6 million offset by an increase in direct costs associated with the manufacture of our initial commercial product, in the amount of approximately $7.8 million, which began in the third quarter of 2001.

Cost of revenues includes the direct cost incurred in the manufacture of the products we sell, as well as costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of direct materials and fees paid to outside suppliers for subcontracted components and services.

Cost of revenues also includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Cost of revenues for the years ended December 31, 2001 and 2000 consists of the following:

	2001	2000
Cost of product and service revenue	$5,079,887	$—
Cost of research and development contract revenue	6,211,004	13,055,437

	$11,290,891	$13,055,437

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

Other Research and development expense.    Other research and development expense decreased to $59.3 million for the year ended December 31, 2001 from $65.7 million for the year ended December 31, 2000. The decrease in other research and development expense of $6.4 million was primarily attributable to the commencement of sales activity in the third quarter of 2001. The costs associated with the product, service and other obligations of these agreements are expensed as they are incurred and are recorded under the caption “Cost of revenues”.

Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Research and development expenses also include amortization of prepaid development costs in the amount of $5.8 million under our joint development programs with Engelhard and Celanese, recorded on our balance sheet under the caption “Prepaid development costs” and amortization in the amount of $3.4 million related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”.

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

Interest expense.    Interest expense consists of interest on a long-term obligation related to our facilities and interest paid on capital lease obligations. Interest expense was $260,000 for the year ended December 31, 2001, compared to $363,000 for the year ended December 31, 2000. The debt accrues interest at a variable rate of interest which was approximately 2.20% and 6.75% at December 31, 2001 and 2000, respectively.

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

Specifically, we must use estimates in determining the economic useful lives of assets, including identifiable intangibles, and various other recorded or disclosed amounts. Therefore, our financial statements and related disclosure are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from estimates. To the extent that actual outcomes differ from estimates, or additional facts and circumstances cause management to revise estimates, our financial position as reflected in its financial statements will be affected. Any effects on business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

We believe that the following are our most critical accounting policies affected by the estimates and assumptions the Company must make in the preparation of its financial statements and related disclosure:

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

We apply the guidance within Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101) to our initial sales contracts to determine when to properly recognize revenue. Our initial commercial sales for the delivery of limited edition fuel cell systems are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support, which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. Under these initial commercial sales, we defer recognition of product and service revenue, as a result of the cancellation privileges, and recognize revenue on a straight line basis as the cancellation privileges expire ratably over the stated contractual term, which are currently for periods of six to twenty-four months.

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

Valuation of long-lived assets:    We evaluate our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived

Assets”. We review our long-lived assets, which includes property, plant and equipment and identifiable finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decline in our stock price for a sustained period.

An impairment would be recognized based on the difference between the fair value of the asset and its carrying value. Future events could cause us to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $107.5 million as of December 31, 2002, due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance which could materially impact our financial position and results of operations. At December 31, 2002, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero for the year ended December 31, 2002.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 nullifies previous accounting guidance, principally EITF Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. To date, the Company has not entered into any transactions whereby it has guaranteed, either directly or indirectly, any indebtedness. Management anticipates that the adoption of this Interpretation will not have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and have been included in the notes within the accompanying consolidated financial statements.

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

We have financed our operations through December 31, 2002 primarily from the sale of equity, which has provided cash in the amount of $293.0 million. As of December 31, 2002, we had unrestricted cash and cash equivalents and marketable securities totaling $55.8 million and working capital of $56.9 million. As a result of our purchase of real estate from Mechanical Technology Incorporated, we have escrowed an additional $5.0 million in cash to collateralize the debt assumed on the purchase. Since inception, net cash used in operating activities has been $190.1 million and cash used in investing activities has been $69.2 million.

Acquisitions

On March 25, 2003, we consummated a merger transaction with H Power, a company also involved in the design, development and manufacture of proton-exchange membrane fuel cells and fuel cell systems, pursuant to which we acquired H Power in a stock-for-stock exchange. In connection with the transaction, H Power stockholders will receive 0.8305 shares of our common stock for each share of H Power common stock held immediately prior to the transaction resulting in the issuance of approximately 9.0 million shares of our common stock. Immediately following the transaction, we will have approximately 60.0 million shares outstanding and H Power will become a wholly-owned subsidiary of us. Upon consummation of the merger, we had approximately $85 million in unrestricted cash, cash equivalents and marketable securities, which we anticipate to be sufficient, after integration costs and expenses associated with the consummation of the merger, to fund operations into 2005.

Public Offerings

In November 1999, we completed an initial public offering of 6,782,900 shares of common stock which includes additional shares purchased pursuant to exercise of the underwriters’ overallotment option. We received proceeds of $93.0 million, which was net of $8.7 million of expenses and underwriting discounts relating to the issuance and distribution of the securities.

In July 2001, we completed a follow-on public offering of 4,575,000 shares of common stock which includes additional shares purchased pursuant to exercise of the underwriters’ overallotment option. We received proceeds of $51.6 million, which was net of $3.3 million of expenses and underwriting discounts relating to the issuance and distribution of the securities.

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

As of December 31, 2002, Mechanical Technology Incorporated had made aggregate cash contributions of $27.0 million plus noncash contributions of $14.2 million, while Edison Development Corporation had made aggregate cash contributions of $46.2 million, including $5.0 million in connection with the closing of a private placement of 416,666 shares of our common stock in July, 2001.

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

In connection with the original formation of GEFCS, we issued 2,250,000 shares of our common stock to GE MicroGen, Inc. in exchange for a 25% interest in GEFCS. We capitalized $11.3 million, the fair value of the shares issued, under the caption “Investment in affiliates” in our consolidated financial statements. We also issued a warrant to GE MicroGen, Inc. to purchase 3,000,000 additional shares of common stock at a price of $12.50 per share. GEFCS exercised this option immediately prior to our initial public offering for a total exercise price of $37.5 million in cash.

In August 2001, we amended our agreements with GE Microgen, Inc. and GEFCS to expand GEFCS’ exclusive worldwide distribution rights to include all of our stationary PEM fuel cell systems. In addition, we increased our ownership interest in GEFCS from 25% to 40% and extended the term of the agreement to December 31, 2014. In return, we granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of our common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. In connection with the amendment, we capitalized $5 million, the fair value of the option to purchase 725,000 shares of Plug Power common stock, under the caption “Investment in affiliates” in our consolidated financial statements.

Under a separate agreement, the Company has agreed to source from General Electric Company technical support services for its product development effort, including engineering, testing, manufacturing and quality control services. Under this agreement, the Company has committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. Through December 31, 2002, the Company has purchased approximately $6.6 million of such services. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company’s employees regarding procurement activities pursuant to this agreement.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2002:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$5,000,274	$325,000	$710,000	$795,000	$3,170,274
Operating leases	1,088,217	419,494	615,598	53,125	—
Capital leases	4,921	4,921	—	—	—
Other obligations	5,400,000	—	5,400,000	—	—

Total	$11,493,412	$749,415	$6,725,598	$848,125	$3,170,274

Other obligations include future payments under our agreement with General Electric Company to source technical support services for our product development effort as described in Note 3 of the Notes to Consolidated Financial Statements.

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

Item 8.    Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements included in this Report beginning at page F-1 are incorporated in this Item 8 by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 20, 2001, the Company dismissed PricewaterhouseCoopers LLP as the Company’s independent accountants. On December 3, 2001, the Company engaged KPMG LLP as its independent auditors for the year ended December 31, 2001. The Company filed reports on Form 8-K with the Securities and Exchange Commission with respect to this matter.

PART III

Item 10.    Directors and Executive Officers of the Registrant

(a)	Directors

Incorporated herein by reference is the information appearing under the caption “Information about our Directors” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

(b)	Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Officers” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table gives information about the shares of Common Stock that may be issued upon the exercise of options under the Company’s 1997 Stock Option Plan, 1999 Stock Option and Incentive Plan and 1999 Employee Stock Purchase Plan, as of December 31, 2002

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,797,164	(1)	$21.83	1,397,845	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	5,797,164		$21.83	1,397,845

(1)	Represents 5,797,164 outstanding options under the 1997 Stock Option Plan and 1999 Stock Option and Incentive Plan. There are no options, warrants or rights outstanding under the 1999 Employee Stock Purchase Plan.

(2)	Includes 581,902 shares available for future issuance under the 1997 Stock Option Plan and 1999 Stock Option and Incentive Plan and 815,943 shares available for future issuance under the 1999 Employee Stock Purchase Plan.

(3)	There are no equity compensation plans in place not approved by shareholders.

Item 13.    Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 14.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

Subsequent to the date of the evaluation described above, there were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

15(a)(1) Financial Statements

The financial statements and notes are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

15(a)(2) Financial Statement Schedules

Consolidated financial statement schedules not filed herein have been omitted as they are not applicable or the required information or equivalent information has been included in the consolidated financial statements or the notes thereto.

15(a)(3) Exhibits

Exhibits are as set forth in the “List of Exhibits” which immediately precedes the Index to Consolidated Financial Statements on page F-1 of this Report.

15(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarterly period ended December 31, 2002:

On November 13, 2002, the Company filed a Current Report on Form 8-K, under item 5, announcing that it had entered into an Agreement and Plan of Merger with H Power Corp. and Monmouth Acquisition Corp.

15(c) Exhibits

Exhibits are as set forth in the “List of Exhibits” which immediately precedes the Index to the Consolidated Financial Statements on page F-1 of this report.

15(d) Other Financial Statements

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUG POWER INC.

By:	/s/ Roger Saillant
Roger Saillant, President

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER SAILLANT Roger Saillant	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/S/ DAVID NEUMANN David Neumann	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 31, 2003

/S/ ANTHONY F. EARLY, JR Anthony F. Early, Jr.	Director	March 31, 2003

/S/ LARRY G. GARBERDING Larry G. Garberding	Director	March 31, 2003

/S/ J. DOUGLAS GRANT J. Douglas Grant	Director	March 31, 2003

/S/ DOUGLAS T. HICKEY Douglas T. Hickey	Director	March 31, 2003

/S/ GEORGE C. MCNAMEE George C. McNamee	Director	March 31, 2003

/S/ JOHN G. RICE John G. Rice	Director	March 31, 2003

/S/ JOHN M. SHALIKASHVILI John M. Shalikashvili	Director	March 31, 2003

/S/ GARY WILLIS Gary Willis	Director	March 31, 2003

PLUG POWER INC.

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Roger B. Saillant, certify that:

1. I have reviewed this annual report on Form 10-K of Plug Power Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

/s/Roger B. Saillant

Roger B. Saillant

President and Chief Executive Officer

PLUG POWER INC.

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, David Neumann, certify that:

1. I have reviewed this annual report on Form 10-K of Plug Power Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

/s/David Neumann

David Neumann

Chief Financial Officer

List of Exhibits

Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.25, 10.28, 10.29, 10.30, 10.31, 10.32, 10.33, 10.34, 10.38, 10.41, 10.42 and 10.43 represent the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

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

10.24	Replacement Reimbursement Agreement, dated as of July 1, 1999, between Plug Power, LLC and KeyBank, N.A. (1)

10.25	1997 Membership Option Plan and amendment thereto dated September 27, 1999. (1)

10.26	Trust Indenture, dated as of December 1, 1998, between the Town of Colonie Industrial Development Agency and Manufacturers and Traders Trust Company, as trustee. (1)

10.27	Distribution Agreement, dated as of June 27, 1997, between Plug Power, LLC and Edison Development Corporation and amendment thereto dated September 27, 1999. (1)

10.28	Agreement, dated as of June 27, 1999, between Plug Power, LLC and Gary Mittleman. (1)

10.29	Agreement, dated as of June 8, 1999, between Plug Power, LLC and Louis R. Tomson. (1)

10.30	Agreement, dated as of August 6, 1999, between Plug Power, LLC and Gregory A. Silvestri. (1)

10.31	Agreement, dated as of August 12, 1999, between Plug Power, LLC and William H. Largent. (1)

10.32	Agreement, dated as of August 20, 1999, between Plug Power, LLC and Dr. Manmohan Dhar. (1)

10.33	1999 Stock Option and Incentive Plan. (1)

10.34	Employee Stock Purchase Plan. (1)

10.35	Agreement, dated as of August 27, 1999, by Plug Power, LLC, Plug Power Inc., GE On-Site Power, Inc., GE Power Systems Business of General Electric Company, and GE Fuel Cell Systems, L.L.C. (1)

10.36	Registration Rights Agreement to be entered into by the Registrant and the stockholders of the Registrant. (2)

10.37	Registration Rights Agreement to be entered into by Plug Power, L.L.C. and GE On-Site Power, Inc. (2)

10.38	Agreement dated September 11, 2000, between Plug Power Inc. and Gary Mittleman. (3)

Exhibit No. and Description

10.39	Amendment No. 1 to Distributor Agreement dated February 2, 1999, between GE Fuel Cell Systems L.L.C. and Plug Power Inc. (3)

10.40	Amendment to Distributor Agreement dated February 2, 1999, made as of July 31, 2000, between GE Fuel Cell Systems L.L.C. and Plug Power Inc. (3)

10.41	Agreement, dated as of December 15, 2000, between Plug Power Inc. and Roger Saillant. (3)

10.42	Agreement dated February 13, 2001, between Plug Power Inc. and William H. Largent. (3)

10.43	Amendment dated September 19, 2000 to agreement, dated as of August 6, 1999, between Plug Power Inc. and Gregory A. Silvestri. (3)

10.44	Joint Development Agreement, dated as of June 2, 2000, between Plug Power Inc. and Engelhard Corporation (3)

10.45	Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, L.L.C. dated August 21, 2001, between GE MicroGen, Inc. and Plug Power Inc. (4)

10.46	Side Letter, dated August 21, 2001, to Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, L.L.C. between GE MicroGen, Inc. and Plug Power Inc. (4)

10.47	First Amendment, dated July 25, 2001, to Registration Rights Agreement entered into by Plug Power, L.L.C. and GE On-Site Power, Inc. (4)

10.48	Amended and Restated Distribution Agreement, dated as of August 21, 2001, between GE Fuel Cell Systems, LLC and Plug Power, LLC (4)

10.49	Investment Agreement dated July 25, 2001, by and between Plug Power Inc. GE Power Systems Equities Inc. (4)

10.50	Option to Purchase Common Stock of Plug Power Inc. by GE Power Systems Equities, Inc., dated August 21, 2001 (4)

10.51	Services Agreement, dated March 17, 2000, between Plug Power Inc. and General Electric Company (4)(5)

10.52	Amendment, dated September 18, 2000, to the Services Agreement between Plug Power Inc. and General Electric Company (4)

10.53	Amendment, dated December 31, 2000, to the Services Agreement between Plug Power Inc. and General Electric Company (4)

10.54	Amendment, dated March 31, 2001, to the Services Agreement between Plug Power Inc. and General Electric Company (4)

10.55	Amendment No. 1, dated February 27, 2002, to Services Agreement, between Plug Power Inc. and GE Microgen (f/k/a GE On-Site Power) (4)

10.56	Agreement dated as of August 29, 2002, between Plug Power Inc. and W. Mark Schmitz. (5)

10.57	Agreement dated as of August 29, 2002, between Plug Power Inc. and Mark Sperry. (5)

10.58	Agreement dated as of August 29, 2002, between Plug Power Inc. and John Elter. (5)

23.1	Consent of KPMG LLP (6)

23.2	Consent of PricewaterhouseCoopers LLP (6)

99.1 and 99.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File Number 333-86089).
(2)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 1999.
(3)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000.
(4)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001.
(5)	Incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2002
(6)	Filed herewith

Independent Auditors’ Report

The Board of Directors and Stockholders

Plug Power Inc.:

We have audited the accompanying consolidated balance sheet of Plug Power Inc. and subsidiary (a development stage enterprise) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2002 and 2001 and for the period June 27, 1997 (inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The cumulative consolidated statements of operations, stockholders’ equity, and cash flows for the period June 27, 1997 (inception) to December 31, 2002 include amounts for the period from June 27, 1997 (inception) to December 31, 1997 and for each of the years in the three-year period ending December 31, 2000, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period June 27, 1997 through December 31, 2000 is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plug Power Inc. and subsidiary (a development stage enterprise) as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and for the period June 27, 1997 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Albany, New York

February 7, 2003, except as to

Note 15 which is as

of March 25, 2003

Report of Independent Accountants

To the Board of Directors and Stockholders of Plug Power Inc. and Subsidiary:

In our opinion, the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Plug Power Inc. and its subsidiary (a development stage enterprise) present fairly, in all material respects the results of their operations and their cash flows for the year ended December 31, 2000 and, cumulatively, for the period from June 27, 1997 (date of inception) to December 31, 2000 (not separately presented herein) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Albany, New York

February 9, 2001

PLUG POWER INC. and Subsidiary

(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$27,257,641	$53,648,145
Restricted cash	325,000	310,000
Marketable securities	28,590,378	39,034,314
Accounts receivable	4,145,328	2,608,321
Inventory	2,031,995	2,271,278
Prepaid development costs	2,145,265	1,760,131
Prepaid expenses and other current assets	2,639,630	932,719

Total current assets	67,135,237	100,564,908
Restricted cash	4,675,274	5,000,274
Property, plant and equipment, net	26,320,676	30,240,631
Intangible asset	514,847	3,470,139
Investment in affiliates	9,488,762	11,498,000
Other assets	547,995	600,055

Total assets	$108,682,791	$151,374,007

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$947,839	$762,972
Accrued expenses	3,103,135	3,421,106
Deferred revenue	5,878,784	5,684,793
Current portion of capital lease obligation and long-term debt	329,706	330,072

Total current liabilities	10,259,464	10,198,943
Long-term debt	4,644,288	5,000,274
Deferred revenue	200,000	400,000
Capital lease obligation	—	4,706
Other liabilities	882,271	767,193

Total liabilities	15,986,023	16,371,116

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized at December 31, 2002 and December 31, 2001; 50,997,073 shares issued and outstanding, December 31, 2002 and 50,322,928 shares issued and outstanding, December 31, 2001	509,971	503,229
Paid-in capital	347,747,664	342,842,203
Deficit accumulated during the development stage	(255,560,867)	(208,342,541)

Total stockholders’ equity	92,696,768	135,002,891

Total liabilities and stockholders’ equity	$108,682,791	$151,374,007

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. and Subsidiary

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2002 , 2001 and 2000 and Cumulative Amounts from Inception

	December 31, 2002	December 31, 2001	December 31, 2000	Cumulative Amounts from Inception
Product and service revenue	$9,426,803	$2,573,434	$—	$12,000,237
Research and development contract revenue	2,391,374	3,168,091	8,378,200	32,672,579

Total revenue	11,818,177	5,741,525	8,378,200	44,672,816
Cost of revenues	11,340,657	11,290,891	13,055,437	61,275,110
In-process research and development	—	—	4,984,000	9,026,640
Research and development expense:
Noncash stock-based compensation	1,003,616	1,300,807	247,782	2,552,205
Other research and development	39,285,548	59,299,042	65,656,604	190,680,956
General and administrative expense:
Noncash stock-based compensation	481,927	502,370	7,595,073	12,020,170
Other general and administrative	6,473,957	6,990,119	8,572,256	31,907,492

Operating loss	(46,767,528)	(73,641,704)	(91,732,952)	(262,789,757)
Interest income	1,655,075	4,070,419	8,181,265	17,227,053
Interest expense	(96,635)	(259,958)	(362,996)	(909,175)

Loss before equity in losses of affiliates	(45,209,088)	(69,831,243)	(83,914,683)	(246,471,879)
Equity in losses of affiliates	(2,009,238)	(3,280,784)	(2,327,216)	(9,088,988)

Net loss	$(47,218,326)	$(73,112,027)	$(86,241,899)	$(255,560,867)

Loss per share:
Basic and diluted	$(0.93)	$(1.56)	$(1.99)

Weighted average number of common shares outstanding	50,644,950	46,840,091	43,308,158

The accompanying notes are an integral part on the consolidated financial statements.

PLUG POWER INC. and Subsidiary

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002, 2001 and 2000 and cumulative amounts from inception

	December 31, 2002	December 31, 2001	December 31, 2000	Cumulative Amounts from Inception
Cash Flows From Operating Activities:
Net loss	$(47,218,326)	$(73,112,027)	$(86,241,899)	$(255,560,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,478,831	4,750,510	3,037,818	15,306,195
Equity in losses of affiliates	2,009,238	3,280,784	2,327,216	9,088,988
Amortization of intangible asset	2,955,292	3,356,927	2,797,434	9,109,653
Noncash prepaid development costs	1,614,866	5,419,630	820,239	7,854,735
Loss on disposal of property, plant and equipment	(76,132)	108,625	—	32,493
In-kind services	—	—	840,000	1,340,000
Stock-based compensation	1,485,543	2,013,177	8,096,779	15,036,299
Amortization of deferred grant revenue	(200,000)	(200,000)	(200,000)	(600,000)
Amortization of deferred rent	—	—	—	150,000
Write-off of deferred rent	—	—	—	1,850,000
In-process research and development	—	—	—	4,042,640
Changes in assets and liabilities:
Accounts receivable	(1,537,007)	(1,193,272)	3,797,894	(4,145,328)
Inventory	239,283	(103,272)	(1,863,295)	(2,031,995)
Due from investor	—	—	—	286,492
Prepaid development costs	—	375,000	(375,000)	—
Prepaid expenses and other current assets	(1,706,911)	(238,541)	(569,798)	(2,617,716)
Accounts payable and accrued expenses	(133,104)	(5,229,482)	1,764,938	4,002,866
Deferred revenue	193,991	5,484,793	—	6,678,784
Due to investor	—	—	—	(286,492)

Net cash used in operating activities	(36,894,436)	(55,287,148)	(65,767,674)	(190,463,253)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,267,556)	(2,678,802)	(11,994,519)	(29,460,926)
Proceeds from disposal of property, plant and equipment	274,000	36,666	—	310,666
Purchase of intangible asset	—	—	(9,624,500)	(9,624,500)
Investment in affiliate	—	—	(1,500,000)	(1,500,000)
Marketable securities	10,443,936	(10,812,462)	(28,221,852)	(28,590,378)

Net cash provided by (used in) investing activities	9,450,380	(13,454,598)	(51,340,871)	(68,865,138)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	9,600,000	—	140,342,782
Proceeds from initial public offering, net	—	—	—	94,611,455
Proceeds from secondary public offering, net	—	52,017,750	—	52,017,750
Stock issuance costs	—	(429,199)	—	(2,068,776)
Proceeds from shares issued for stock option exercises and employee stock purchase plan	1,104,610	2,782,546	4,201,480	8,130,543
Cash released from (placed in) escrow	310,000	290,000	275,000	(5,000,274)
Principal payments on long-term debt and capital lease obligations	(361,058)	(382,769)	(352,658)	(1,447,448)

Net cash provided by financing activities	1,053,552	63,878,328	4,123,822	286,586,032

(Decrease) increase in cash and cash equivalents	(26,390,504)	(4,863,418)	(112,984,723)	27,257,641
Cash and cash equivalents, beginning of period	53,648,145	58,511,563	171,496,286	—

Cash and cash equivalents, end of period	$27,257,641	$53,648,145	$58,511,563	$27,257,641

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. and Subsidiary

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2002, 2001 and 2000

	Common stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

	Shares	Amount
Balance, December 31, 1999	43,015,508	430,155	249,964,994	(48,988,615)	201,406,534
Stock issued for equity in affiliate	7,000	70	827,680		827,750
Stock issued for development agreement	104,869	1,048	4,998,952		5,000,000
Stock issued to employees	3,041	31	253,893		253,924
Stock based compensation			7,842,855		7,842,855
Stock option exercises	632,378	6,324	3,786,704		3,793,028
Stock issued under employee stock purchase plan	32,717	327	408,125		408,452
In-kind services			840,000		840,000
Net loss				(86,241,899)	(86,241,899)

Balance, December 31, 2000	43,795,513	437,955	268,923,203	(135,230,514)	134,130,644
Public offering, net	4,575,000	45,750	51,542,801		51,588,551
Private placement proceeds, net	833,332	8,333	9,591,667		9,600,000
Stock issued for development agreement	96,336	963	2,999,037		3,000,000
Stock option issued to affiliate			5,000,000		5,000,000
Stock based compensation	189,084	1,891	2,011,286		2,013,177
Stock option exercises	760,531	7,606	2,044,348		2,051,954
Stock issued under employee stock purchase plan	73,132	731	729,861		730,592
Net loss				(73,112,027)	(73,112,027)

Balance, December 31, 2001	50,322,928	503,229	342,842,203	(208,342,541)	135,002,891
Stock issued for development agreement	243,383	2,434	1,997,566		2,000,000
Stock based compensation	213,987	2,140	1,805,453		1,807,593
Stock option exercises	138,567	1,386	707,545		708,931
Stock issued under employee stock purchase plan	78,208	782	394,897		395,679
Net loss				(47,218,326)	(47,218,326)

Balance, December 31, 2002	50,997,073	$509,971	$347,747,664	$(255,560,867)	$92,696,768

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

The Company is a development stage enterprise formed to design, develop and manufacture on-site electric power generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications. The Company is focused on fuel cell systems with electrical output of approximately 1-100 kW, fueled by natural gas, liquid petroleum gas (LPG), and hydrogen gas, for a variety of stationary applications. The Company is developing an architected technology platform from which it expects to offer multiple point products, ranging from DC back-up power for telecom applications, to AC prime power for residential and light commercial applications. The platform approach is expected to improve return on investment, while allowing the Company to leverage the volume of several products into cost reduction of common platform components and modules.

The Company’s initial product is a fully integrated, grid-parallel 5-kilowatt (kW) fuel cell system that operates on natural gas. This initial product is being marketed to a select number of customers, including utilities, government entities and our distribution partners, GE Fuel Cell Systems, LLC and DTE Energy Technologies, Inc and is intended to offer quality power, provide valuable field testing experience and data and demonstrate fuel cells as a preferred form of alternative distributed power generation. In June 2002, the Company’s five-kilowatt product became the first fuel cell system to be certified by the California Energy Commission under the state’s Rule 21 grid interconnection standard, and in July, it launched the GenSysTM 5C, which added the capability of capturing heat for combined heat and power applications. In October, the Company added stand-by capability and launched the GenSysTM 5CS. Stand-by capability allows the fuel cell system to provide power to critical loads upon grid interruption. The Company expects subsequent product enhancements to expand the market opportunity for it’s fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, and improving reliability.

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

At December 31, 2002, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $55.8 million and working capital of $56.9 million. Management believes that the Company’s current available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Plug Power Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Cash Equivalents and Restricted Cash

Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

At December 31, 2002 and 2001, the Company has restricted cash in the amount of $5,000,274 and $5,310,274, respectively, that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, “Restricted cash” in the accompanying consolidated balance sheets.

Marketable Securities

Marketable securities includes investments in corporate debt securities and US Treasury obligations which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities would be reflected in other comprehensive income (loss) and as a component of stockholders’ equity. There was no significant difference between cost and fair value of these investments at December 31, 2002, 2001 or 2000.

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

The Company’s initial commercial sales for the delivery of limited edition fuel cell systems are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support, which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. The multiple obligations within the Company’s contractual arrangements are not accounted for separately based on its limited commercial experience and available evidence of fair value. The

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s contractual arrangements under its initial commercial sales are with a limited number of customers and the arrangements are separately negotiated and not combined. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance.

The Company defers recognition of product and service revenue as a result of the cancellation privileges and revenue is recognized on a straight line basis as the cancellation privileges expire ratably over the stated contractual term, which are for periods of six to twenty-four months. At December 31, 2002, the Company has deferred product and service revenue in the amount of $5.5 million.

Research and Development Contract Revenue

Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 25% and 50%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period.

Property, Plant and Equipment

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

Buildings	20 years
Building improvements	5–20 years
Machinery and equipment	3–15 years

Investments in Affiliated Companies

Investments in two affiliated companies, GE Fuel Cell Systems LLC (GEFCS) and Advanced Energy Incorporated, are accounted for by the equity method. The Company would recognize a loss when there is a loss in value in the investment which is other than a temporary decline.

Intangible Assets

Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company’s identifiable intangibles is three to ten years.

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization, if any, are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

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

Research and Development

Costs incurred in the research and development of the Company’s fuel cell systems are expensed as incurred.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, to account for its fixed

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(47,218,326)	$(73,112,027)	$(86,241,889)
Add: Stock-based employee compensation expense included in reported net loss	1,485,543	1,803,177	7,842,855
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(23,660,210)	(30,491,031)	(44,268,028)

Proforma net loss	$(69,392,993)	$(101,799,881)	$(122,667,062)

Loss per share:
Basic and diluted—as reported	$(0.93)	$(1.56)	$(1.99)

Basic and diluted—pro forma	$(1.37)	$(2.17)	$(2.83)

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

The following table provides calculations of basic and diluted earnings per share:

	Year Ended December 31,
	2002	2001	2000
Numerator:
Net loss	$(47,218,326)	$(73,112,027)	$(86,241,899)

Denominator:
Weighted average number of common shares	50,644,950	46,840,091	43,308,158

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares are summarized below:

Number of dilutive potential common shares	6,522,164	6,733,932	5,079,450

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. Management is currently evaluating the impact, if any, that the adoption of SFAS No. 143 may have on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 nullifies previous accounting guidance, principally EITF Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a recission of FASB Interpretation No. 34” (“FIN 45”). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. To date, the Company has not entered into any transactions whereby it has guaranteed, either directly or indirectly, any indebtedness. Management anticipates that the adoption of this Interpretation will not have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Investment in Affiliates

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

In connection with the original formation of GEFCS, the Company issued 2,250,000 shares of its common stock to GE MicroGen, Inc. in exchange for a 25% interest in GEFCS. As of the date of issuance of such shares, the Company capitalized $11.3 million, the fair value of the shares issued, under the caption “Investment in affiliates” in the accompanying consolidated financial statements. In accordance with the terms of the agreement, General Electric will provide capital in the form of a loan not to exceed $8.0 million, to fund the operations of GEFCS.

In August 2001, the Company amended it’s agreements with GE Microgen, Inc. and GEFCS to expand GEFCS’ exclusive worldwide distribution rights to include all of it’s stationary PEM fuel cell systems. In addition, the Company increased our ownership interest in GEFCS from 25% to 40%. In return, the Company granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of our common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. The Company also replaced the product specifications, prices and delivery schedule in their distribution agreement with a high-level, multi-generation product plan, with subsequent modifications being subject to mutual agreement, and extended the term of the agreement to December 31, 2014. In connection with these transactions, the Company capitalized $5.0 million, the fair value, calculated using the Black-Scholes pricing model, of the option to purchase 725,000 shares of Plug Power common stock, under the caption “Investment in affiliates” in the accompanying consolidated financial statements, and is amortizing this amount over the remaining term of the original distribution agreement.

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying consolidated statements of operations. GEFCS had an operating and net loss of $300,287 for the year ended December 31, 2002. For the years ended December 31, 2002, 2001 and 2000, equity in losses of affiliates, related to GEFCS, was $1,911,715, $1,687,627 and $1,690,146 including amortization of $1,791,600, $1,402,750 and $1,125,000, respectively. Accumulated amortization at December 31, 2002 and 2001 was $5,350,600 and $3,559,000, respectively.

Under a separate agreement, the Company has agreed to source from General Electric Company technical support services for its product development effort, including engineering, testing, manufacturing and quality control services. Under this agreement, the Company has committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. At December 31, 2002 and 2001, approximately $135,000 and $35,000, respectively, was payable to General Electric Company under this arrangement. Through December 31, 2002, the Company has purchased approximately $6.6 million of such services. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company’s employees regarding procurement activities pursuant to this agreement.

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advanced Energy Incorporated

In March 2000, we acquired a 28% ownership interest in Advanced Energy Incorporated (AEI) in exchange for a combination of $1.5 million cash and 7,000 shares of Plug Power common stock valued at approximately $828,000, the closing price on the date of issuance. We account for our interest in AEI on the equity method of accounting and adjust our investment by our proportionate share of income or losses. The amount by which the purchase price of the Company’s ownership interest exceeded the underlying equity in net assets of AEI at the acquisition date was approximately $1,773,000 and was fully amortized as of December 31, 2001. As of March 31, 2002, we recorded equity in losses of affiliates, related to AEI, of $97,523 which reduced the carrying value of our investment to zero. We have no additional legal obligations to provide funding or other support to AEI and have ceased recording any proportionate share of losses incurred by AEI.

4.    Property, Plant and Equipment

Property, plant and equipment at December 31, 2002 and 2001 consists of the following:

	December 31, 2002	December 31, 2001
Land	$90,000	$90,000
Buildings	14,557,080	14,757,080
Building improvements	5,992,404	5,977,712
Machinery and equipment	20,279,219	18,740,855

	40,918,703	39,565,647
Less accumulated depreciation and amortization	(14,598,027)	(9,325,016)

Property, plant, and equipment, net	$26,320,676	$30,240,631

Depreciation expense was $5,311,693, $4,583,372 and $3,037,818 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

In conjunction with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its finite-lived acquired intangible assets and determined that no revisions were necessary. The

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of December 31, 2002 and December 31, 2001 were as follows:

		December 31, 2002		December 31, 2001
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution Agreement	10 years	$16,250,000	$6,761,238	$16,250,000	$4,849,592
Purchased Technology	3 years	9,267,500	8,752,653	9,267,500	5,797,361

Total		$25,517,500	$15,513,891	$25,517,500	$10,646,883

Amortization expense for acquired intangible assets during the years ended December 31, 2002 and December 31, 2001 was $4,746,892 and 4,759,676 respectively. Estimated amortization expense for 2003 and the four succeeding years is as follows:

Estimated Amortization Expense
2003	$2,306,446
2004	1,791,660
2005	1,791,660
2006	1,791,660
2007	1,791,660

6.    Debt

In connection with the Company’s purchase of real estate in July, 1999, the Company assumed a $6.2 million letter of credit issued by KeyBank National Association for the express purpose of servicing $6.2 million of debt related to Industrial Development Revenue Bonds issued by the Town of Colonie Industrial Development Agency in favor of the acquired property. The debt matures in 2013 and accrues interest at a variable rate of interest which was approximately 1.55% at December 31, 2002. Simultaneous with the assumption, the Company was required to escrow $6.2 million to collateralize the debt. This debt also contains a subjective acceleration clause based on adverse financial conditions. The bank has provided the Company with a waiver through January 1, 2004 for any adverse changes in financial condition occurring prior to December 31, 2002.

The outstanding balance of the debt as of December 31, 2002 was $5.0 million and the amount of the corresponding escrow requirement as of December 31, 2002 was $5.0 million and is recorded under the balance sheet captions, “Restricted cash.” Principal payments due on long-term debt are: 2003, $325,000; 2004, $345,000; 2005, $365,000; 2006, $385,000; 2007, $410,000 and thereafter, $3,139,288.

7.    Accrued Expenses

Accrued expenses at December 31, 2002 and 2001 consisted of:

	2002	2001
Accrued payroll and compensation related costs	$470,955	$343,936
Accrual for Celanese development agreement	—	1,750,000
Accrual for H-Power acquisition costs	872,951	—
Other accrued liabilities	1,759,229	1,327,170

	$3,103,135	$3,421,106

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes

There was no current income tax expense for the years ended December 31, 2002, 2001 and 2000. The Company was a Limited Liability Company (LLC) until its merger into Plug Power Inc. effective November 3, 1999. From inception through November 3, 1999, the Company was treated as a partnership for federal and state income tax purposes and accordingly the Company’s income taxes or credits resulting from earnings or losses were payable by, or accrued to its members. Therefore, no provision for income taxes has been made prior to November 3, 1999.

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

The significant components of deferred income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Years ended December 31,
	2002	2001	2000
Deferred tax benefit	$(1,535,911)	$(13,405,600)	$(6,695,100)
Net operating loss carryforward	(17,090,891)	(25,373,800)	(28,476,400)
Valuation allowance	18,626,802	38,779,400	35,171,500

Provision for income taxes	$—	$—	$—

The Company’s effective income tax rate differed from the Federal statutory rate as follows:

	Years ended December 31,
	2002	2001	2000
Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Deferred state taxes, net of federal benefit	(4.9)	(4.5)	(5.0)
Other, net	1.0	(1.7)	1.0
Tax credits	(0.5)	(9.7)	(2.0)
Adjustment to opening deferred tax balance	—	(2.1)	—
Change in valuation allowance	39.4	53.0	41.0

	0.0%	0.0%	0.0%

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets and liabilities as of December 31, 2002 and 2001 consist of the following tax effects relating to temporary differences and carryforwards:

	Years ended December 31,
	2002	2001
Deferred tax assets:
Intangible assets	$7,867,412	$7,074,900
Stock-based compensation	384,720	334,000
Deferred income	2,271,514	2,193,900
Investment in affiliates	801,594	678,600
Other reserves and accruals	1,281,418	1,189,200
Tax credit carryforwards	9,923,198	9,686,500
Net operating loss	87,006,391	69,915,500

Total deferred tax assets	109,536,247	91,072,600
Less valuation allowances	(107,488,402)	(88,861,600)
Deferred tax liability:
Property, plant and equipment	(2,047,845)	(2,211,000)

Net deferred tax assets and liabilities	$—	$—

The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, for the years ended December 31, 2002 and 2001 of approximately $107.5 million and $88.9 million, respectively. The increase of approximately $18.6 million and $41.8 million during 2002 and 2001, respectively, relates primarily to the net operating losses incurred during each year. The deferred tax asset has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized. Included in the valuation allowance as of December 31, 2002 and 2001 are $14.7 million and $14.5 million, respectively, of deferred tax assets resulting from the exercise of employee stock options, which upon subsequent realization of the tax benefits will be allocated directly to paid-in capital.

At December 31, 2002, the Company has unused Federal and State net operating loss carryforwards of approximately $217.5 million. The net operating loss carryforwards if unused will expire as follows: $3.9 million on December 31, 2019, $93.2 million on December 31, 2020, $78.5 million on December 31, 2021 and 41.9 million on December 31, 2022.

9.    Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of December 31, 2002 there were 50,997,073 shares of common stock issued and outstanding.

Through December 31, 2002, our stockholders in the aggregate have contributed $293.0 million in cash, including $93.0 million in net proceeds from our initial public offering and $51.6 million in net proceeds from our follow-on public offering of common stock, and $35.4 million in other contributions, consisting of in-process

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

research and development, real estate, other in-kind contributions and equity interests in affiliates. The following represents a summary of the issuances of shares of common stock since inception.

	No. of Common Shares	Cash Contribution	Noncash Contribution		Total Capital Contribution
1997
DTE Energy Company	4,750,000	$4,750,000	$—		$4,750,000
Mechanical Technology Incorporated	4,750,000	—	4,750,000	(a)	4,750,000

	9,500,000	4,750,000	4,750,000		9,500,000

1998
DTE Energy Company	4,950,000	7,750,000	—		7,750,000
Mechanical Technology Incorporated	2,700,000	3,000,000	550,000	(a)	5,500,000
Stock based compensation and other noncash transactions	—	—	212,000	(c)	(1,738,000)

	7,650,000	10,750,000	762,000		11,512,000

1999
Edison Development Corporation	4,004,315	28,697,782	—		28,697,782
Mechanical Technology Incorporated	6,254,315	24,000,000	8,897,782	(a)	30,947,782
General Electric Company	5,250,000	37,500,000	11,250,000	(b)	48,750,000
Other private investors	3,549,850	25,045,000	—		25,045,000
Initial public offering-net	6,782,900	92,971,878	—		92,971,878
Stock option exercises	24,128	41,907	—		41,907
Stock based compensation and other noncash transactions	—	—	978,800	(c)	2,928,800

	25,865,508	208,256,567	21,126,582		229,383,149

2000
Stock option exercises	632,378	3,793,028	—		3,793,028
Stock issued under employee stock purchase plan	32,717	408,452	—		408,452
Stock issued for development agreement	104,869	—	5,000,000	(d)	5,000,000
Stock issued for equity in affiliate	7,000	—	827,750	(e)	827,750
Stock based compensation andother noncash transactions	3,041	—	8,936,779	(c)	8,936,779

	780,005	4,201,480	14,764,529		18,966,009

2001
Edison Development Corporation	416,666	4,800,000	—		4,800,000
General Electric Company	416,666	4,800,000	—		4,800,000
Public offering-net	4,575,000	51,588,551	—		51,588,551
Stock option exercises	760,531	2,051,954	—		2,051,954
Stock issued under employee stock purchase plan	73,132	730,592	—		730,592
Stock issued for development agreement	96,336	—	3,000,000	(d)	3,000,000
Stock option issued to affiliate	—	—	5,000,000	(f)	5,000,000
Stock based compensation and other noncash transactions	189,084	—	2,013,177	(g)	2,013,177

	6,527,415	63,971,097	10,013,177		73,984,274

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	No. of Common Shares	Cash Contribution	Noncash Contribution		Total Capital Contribution
2002
Stock option exercises	138,567	708,931	—		708,931
Stock issued under employee stock purchase plan	78,208	395,679	—		395,679
Stock issued for development agreement	243,383	—	2,000,000	(d)	2,000,000
Stock based compensation and other noncash transactions	213,987	—	1,807,593	(g)	1,807,593

	674,145	1,104,610	3,807,593		4,912,203

Total as of December 31, 2002	50,997,073	$293,033,754	$55,223,881		$348,257,635

a.	Since inception, MTI has contributed in-process research and development of $4,042,640; certain net assets at inception of $707,360; $2,000,000 of deferred rent related to a below market lease for office and manufacturing facilities; $500,000 of in-kind services; land and buildings valued at approximately $4,697,782; and research contracts valued at approximately $2,250,000.
b.	In February 1999, the Company issued 2,250,000 shares of common stock to GE MicroGen, Inc. in exchange for a 25% interest in GE Fuel Cell Systems, LLC. The fair value of the shares issued of $11,250,000 was recorded under the balance sheet caption “Investment in affiliates”. See note 3.
c.	These issuances primarily represent stock based compensation issued to employees, consultants and others for services performed. These amounts are recorded at the fair value of the issuance on the date the compensation is awarded.
d.	Represents the fair value of shares issued to Engelhard Corporation for the development and supply of advanced catalysts as part of a development agreement discussed in note 14.
e.	Represents the fair value of shares issued along with cash for a 28% ownership interest in Advanced Energy Incorporated as described in note 3.
f.	Represents the fair value of an option to purchase 725,000 shares of the Company’s common stock issued to GE Power Systems Equities, Inc. as part of the amendment to the GE Fuel Cell Systems LLC distribution agreement. See note 3.
g.	Represents stock based compensation issued to employees, consultants and others for services performed and is recorded at the fair value of the issuance on the date the compensation is awarded.

Preferred Stock:

The Company has authorized 5.0 million shares of preferred stock, par value $.01 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2002, there was no preferred stock outstanding.

10.    Employee Benefit Plans

Stock Option Plans (the Plans):

Effective July 1, 1997, the Company established a stock option plan to provide employees, consultants, and members of the Board of Directors the ability to acquire an ownership interest in the Company. Options for employees generally vest 20% per year and expire ten years after issuance. Options granted to members of the Board generally vest 50% upon grant and 25% per year thereafter. Options granted to consultants generally vest

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each anniversary thereafter. At December 31, 2002, there were a total of 1,342,971 options granted and outstanding under this plan. Although no further options will be granted under this plan, the options previously granted will continue to vest in accordance with this plan and vested options will be exercisable for shares of common stock.

In August 1999, the Board of Directors and stockholders adopted the 1999 Stock Option and Incentive Plan. At December 31, 2002 there were 4,454,193 options granted and outstanding, and an additional 581,902 options available to be issued under the plan. Additionally, the number of shares of common stock available for issuance under the plan will increase by the amount of any forfeitures under the 1999 Stock Option and Incentive Plan and under the 1997 Stock Option Plan. The number of shares of common stock under the plan will further increase January 1 and July 1 of each year by an amount equal to 16.4% of any net increase in the total number of shares of stock outstanding. The 1999 Stock Option and Incentive Plan permits the Company to: grant incentive stock options; grant non-qualified stock options; grant stock appreciation rights; issue or sell common stock with vesting or other restrictions, or without restrictions; grant rights to receive common stock in the future with or without vesting; grant common stock upon the attainment of specified performance goals; and grant dividend rights in respect of common stock.

To date, options granted under the 1999 Stock Option and Incentive Plan have vesting provisions ranging from immediate vesting to five years in duration and expire ten years after issuance. These grants may be made to officers, employees, non-employee directors, consultants, advisors and other key persons of the Company.

The following table summarizes information about the stock options outstanding under the Plans at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price range	Shares	Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.00 – 1.00	525,601	4.8	$0.95	500,087	$1.00
1.01 – 8.50	548,204	6.3	6.02	411,410	5.91
8.51 – 9.00	867,362	8.3	8.53	323,946	8.53
9.01 – 11.00	465,700	7.4	10.62	258,320	10.84
11.01 – 15.00	1,069,980	7.7	12.11	489,460	13.08
15.01 – 18.00	902,099	7.9	17.92	372,801	17.89
18.01 – 25.00	519,838	4.6	22.37	248,009	22.25
25.01 – 70.00	229,770	7.3	51.46	177,173	50.78
70.01 – 85.00	531,110	6.9	83.38	318,240	83.38
85.01 – 140.00	137,500	7.2	98.58	82,500	98.58

	5,797,164	7.0	$21.83	3,181,946	$22.24

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity under the Plans:

Option Activity	Number of Shares Subject to Option	Weighted Average Exercise Price per Share
Balance January 1, 2000	3,680,715	$5.90

Granted at fair value	2,488,813	49.73
Forfeited or terminated	(457,700)	6.00
Exercised	(632,378)	26.24

Balance December 31, 2000	5,079,450	25.53

Granted at fair value	2,382,628	14.54
Forfeited or terminated	(692,615)	40.06
Exercised	(760,531)	2.71

Balance December 31, 2001	6,008,932	23.36

Granted at fair value	206,298	9.08
Forfeited or terminated	(253,720)	37.46
Exercised	(164,346)	4.31

Balance December 31, 2002	5,797,164	$21.83

At December 31, 2002, 581,902 shares of common stock were reserved for issuance under future stock option exercises.

The per share weighted average fair value of the options granted during 2002, 2001 and 2000 was $6.25, $11.78 and $41.65, respectively, using the Black-Scholes pricing model with the assumptions outlined below.

The dividend yield was assumed to be zero for all periods. The risk free interest rate ranged from 2.9% to 7.4% in 2002, 3.9% to 5.0% in 2001 and 5.0% to 6.7% in 2000. An expected life of 5 years was assumed for each year. Expected volatility of 84% in 2002, 124% in 2001 and 127% in 2000 was used in determining fair value under the Black-Scholes pricing model and was excluded using the minimum value method.

During 1998 the Company awarded 197,000 options to key employees for which issuance was contingent upon the attainment of specified performance objectives. Of those awarded, 87,500 have been forfeited prior to becoming fully vested. The Company recorded a charge to operations for the difference between the exercise price and the fair value of the options at the measurement date in the amount of $168,740 for the year ended December 31, 2000.

1999 Employee Stock Purchase Plan:

In 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the Plan) under which employees will be eligible to purchase shares of the Company’s common stock at a discount through periodic payroll deductions. The Plan is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of six month offering periods at a purchase price equal to 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever is lower. Participants may elect to have from 1% to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $12,500 within any offering period. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan. The Company issued 78,208, 73,132 and 32,717 shares of stock under the Plan during 2002, 2001 and 2000, respectively.

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Savings & Retirement Plan:

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 15% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are vested in the Company’s matching contribution based on the years of service completed. Participants are fully vested upon completion of three years of service. During 2002, the Company began funding its matching contribution in common stock. Accordingly, in 2002 the Company issued 90,423 shares of common stock to the Plug Power Inc. 401(k) Savings & Retirement Plan.

The Company’s expense for this plan, including the issuance of shares in 2002, was $773,000, $774,000 and $517,000 for years ended December 31, 2002, 2001 and 2000, respectively.

11.    Other Related Party Transactions

On June 27, 1997, the Company entered into a distribution agreement with the EDC. Under the agreement, EDC was appointed the Company’s exclusive independent distributor in Michigan, Ohio, Indiana and Illinois to promote and assist in the sale of products developed by the Company, subject to certain terms and conditions.

On August 30, 2001, the Company finalized an amendment to the distribution agreement with DTE Energy Technologies, Inc. (an affiliate of EDC and a DTE Energy Company) expanding their exclusive distribution rights within the states of Michigan, Illinois, Ohio and Indiana. Under the agreement, they will market and distribute all sizes of Plug Power’s stationary PEM fuel cell systems for use in any power application, except for propulsion.

As of December 31, 2002 and 2001, the Company has a receivable from DTE Energy Technologies, Inc. in the amount of $210,000 and $150,000 respectively.

12.    Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the provision of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

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

Long-term debt:    The fair value of the Company’s long-term debt in the consolidated balance sheets approximates the carrying value at December 31, 2002 and 2001. The debt accrues interest at a variable rate of interest which was approximately 1.55% and 2.20% at December 31, 2002 and 2001, respectively.

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and noncash financing and investing activities which occurred during the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Cash paid for interest	$97,009	$239,715	$372,369
Cash paid for income taxes	—	—	—
Issuance of shares for property, plant and equipment	322,050	210,000	253,924
Issuance of shares under Engelhard Corporation development agreement	2,000,000	3,000,000	5,000,000
Issuance of stock option/shares for increased investment in GE Fuel Cell Systems, LLC	—	5,000,000	—
Issuance of shares for acquisition of 28% share of Advanced Energy Systems, Inc.	—	—	827,750

14.    Commitments and Contingencies

Litigation:

havePOWER, LLC Litigation: On or about December 9, 2002, a complaint was filed by havePOWER, LLC (“havePOWER”) in the United States District Court for the District of Maryland naming Plug Power and H Power as defendants. havePOWER alleges breach of a Memorandum of Understanding with H Power and that certain dealings with H Power gave rise to a form of exclusive distributorship for the sale of fuel cell products in several states. The complaint seeks damages against H Power of not less than $10,000,000, as well as certain injunctive relief. The complaint also sets forth claims against Plug Power alleging that the merger between Plug Power and H Power constitutes tortious interference with havePOWER’s contractual relations and prospective business relations with H Power. havePOWER seeks damages against Plug Power in an amount to be proven at trial, allegedly no less than $10,000,000, and also seeks $30,000,000 in exemplary and punitive damages and certain injunctive relief. H Power has filed an answer to the complaint denying all material allegations, and Plug Power has filed a motion to dismiss all claims against it, which motion is pending. Discovery has only recently commenced. We believe that the allegations against Plug Power and H Power are without merit and intend to defend vigorously those claims.

Shareholder Class Action Lawsuit:    As previously disclosed in September 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that Plug Power and various of its officers and directors violated certain federal securities laws by failing to disclose certain information concerning the Company’s products and future prospects in a registration statement issued in connection with the Company’s initial public offering (“IPO”) and in subsequent press releases. A consolidated amended complaint extending the class period was subsequently filed.

The Company served its motion to dismiss the claims in May 2001. By order dated January 21, 2003, the Court dismissed all claims relating to pre-IPO press releases, the IPO prospectus and all but three post-IPO press releases. The Court ruled that the three remaining press releases raised questions of fact that could not be resolved on a motion to dismiss. The Court also denied the motion to dismiss the claims against the individual defendants at that time.

The Company believes that the remaining allegations are without merit and intends to vigorously defend against those claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity. However, litigation is inherently

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncertain and there can be no assurances at to the ultimate outcome or effect of these actions. If the plaintiffs were to prevail, such an outcome would have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Alliances and development agreements:

Gastec:    In February 2000, the Company acquired from Gastec, NV, a Netherlands-based company, certain fixed assets and all of its intellectual property related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electric power. The total purchase price was $14.8 million, paid in cash. In connection with the transaction, the Company recorded in-process research and development expense in the amount of $5.0 million, fixed assets in the amount of $192,000 and intangible assets in the amount of $9.6 million. Through December 31, 2002, the Company has expensed $9.1 million related to the intangible assets.

The amount attributable to in-process research and development was valued using an income approach which reflects the present value of future avoided costs the Company estimates it would otherwise have spent if it were to acquire the exclusive rights to this technology, for its remaining useful life, from another entity. The Company then discounted the net avoided cost using a 40% discount rate which the Company believes to be consistent with the risk associated with this early stage technology. This amount was further adjusted to reflect the technology’s state of completion, of approximately 30%, in order to reflect the value of the in-process research and development attributable to the efforts of the seller up to the date of the transaction. The fixed assets were capitalized at their fair value and are being depreciated over their useful life and the intangible assets have been capitalized and are being amortized over 36 months. For the years ended December 31, 2002, 2001 and 2000, the Company has recorded amortization of the related intangibles in the amounts of $2,955,293, $3,356,926 and $2,796,934, respectively. Accumulated amortization at December 31, 2002, 2001 and 2000 was $9,109,153, $6,153,860 and $2,796,934, respectively.

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

In March 2002, the Company amended its agreements with Vaillant to expand their distribution territory, on a non-exclusive basis, to include all of Europe. Also under the amended agreements, the Company will sell fuel cell subsystems directly and exclusively to Vaillant. In exchange for the right to sell fuel cell subsystems directly and exclusively to Vaillant the Company has agreed to pay GE MicroGen, Inc. a royalty, based on a prescribed percentage of sales of fuel cell subsystems (as defined in the amended agreement), beginning in 2003.

Celanese:    In April 2000, the Company entered into a joint development agreement with Celanese GmbH, to develop a high temperature membrane electrode unit whereby the Company agreed to fund a portion of the total joint development effort.

In August 2002, the Company amended and restated the agreement with Celanese. Under the restated agreement the Company will work exclusively with Celanese on the development of a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of 750 watts up to 25 kilowatts. Additionally, the Company will work with Celanese on a non-exclusive basis to develop a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of less than 750 watts and greater than 25 kilowatts. Under the new agreement, the Company and Celanese will each fund their own development efforts.

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Engelhard:    In September 2000, the Company finalized a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of the Company’s fuel processor. Over the course of the joint development agreement the Company has contributed $10.0 million to fund Engelhard’s development efforts, and Engelhard in turn has acquired $10.0 million of the Company’s common stock. Of this amount, $7.9 million has been expensed, based on the actual spending incurred by Engelhard under the joint development agreement with the remaining $2.1 million being recorded under the balance sheet caption “Prepaid development costs” as of December 31, 2002. The supply agreement with Engelhard also specifies the rights and obligations for Engelhard to supply products to the Company over the next 10 years.

Honda:    In October 2002, the Company signed a definitive agreement with Honda R&D Co., Ltd. of Japan, a subsidiary of Honda Motor Co., Ltd., to exclusively and jointly develop and test an initial prototype of a home refueling system for fuel cell automobiles. Under the terms of this agreement, the Company’s associated research and development efforts will be funded through total installments of $2.975 million. As part of the program, the Company expects to integrate one of its GenSys™5C stationary fuel cell systems with additional components necessary for the home refueling concept. A home refueling system is a fuel cell product that is expected to provide heat, hot water, and electricity to a home, while also providing hydrogen fuel for a fuel cell vehicle. The device will be fueled by natural gas, and is expected to be environmentally friendly due to its high efficiency and low emissions. The exclusive agreement covers the first phase of what is expected to be a multi-phase development project. Through December 31, 2002, the Company has invoiced $1 million under this agreement and recognized research and development contract revenue and associated cost of revenue in the amount $821,105. At December 31, 2002, $178,895 is included in deferred revenue on the accompanying consolidated balance sheet, and will be recognized as actual costs are incurred under this agreement.

Leases:

The Company leases certain equipment under capital lease transactions with an original cost of $261,168, which had a net book value at December 31, 2002 and 2001 of $20,942 and $58,515 respectively, and which is included in machinery and equipment. The Company also has several noncancelable operating leases, primarily for warehouse facilities and office space, that expire over the next five years. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) during 2002, 2001, and 2000 was $496,342, $357,605 and $152,965, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2002 are:

Year ending December 31	Capital leases	Operating leases
2003	$4,921	$419,494
2004	—	331,796
2005	—	283,802
2006	—	53,125
2007	—	—

Total minimum lease payments	4,921	$1,088,216

Less amount representing interest	(215)

Present value of net minimum capital lease payments	$4,706

PLUG POWER INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of credit risk:

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements. To mitigate credit risk, the Company applies standard credit approvals and performs appropriate evaluation of a prospective customer’s financial condition. At December 31, 2002, four customers comprise approximately 71% of the total accounts receivable balance, with each customer individually representing 27%, 20%, 12% and 12% of total accounts receivable, respectively. For the year ended December 31, 2002, product and service revenue recognized on sales arrangements with these four customers represented approximately 81% of total product and service revenue, with each customer individually representing 66%, 1%, 3%, and 11% of recognized product and service revenue, respectively.

The Company has cash deposits in excess of federally insured limits. The amount of such deposits is approximately $8.7 million at December 31, 2002.

Employment Agreements:

The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

15.    Subsequent Event

Acquisition of H Power Corp.: On March 25, 2003, the Company consummated a merger transaction with H Power Corp. (“H Power”), a company also involved in the design, development, and manufacture of proton-exchange membrane fuel cells and fuel cell systems, pursuant to which the Company acquired H Power in a stock-for-stock exchange. In connection with the transaction, H Power stockholders will receive 0.8305 shares of the Company’s common stock for each share of H Power common stock held immediately prior to the transaction resulting in the issuance of approximately 9.0 million shares of the Company’s common stock. Immediately following the transaction, the Company will have approximately 60.0 million shares outstanding and H Power will become a wholly-owned subsidiary of the Company.

Based upon the quoted market price of the Company’s common stock on March 25, 2003, the fair value of the shares to be issued as a result of the transaction is estimated at approximately $47.3 million. As part of the acquisition, the Company acquired cash, cash equivalents and marketable securities of H Power of approximately $30 million after payment of certain integration costs and expenses associated with the consummation of the merger. The Company will include H Power in its consolidated financial position and results of operations beginning in the first quarter of 2003.

16.    Quarterly Financial Data (unaudited)

	Quarters Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Product and service revenue	$2,573	$2,190	$2,619	$2,045
Contract revenue	332	354	374	1,331
Net loss	(11,596)	(12,229)	(10,674)	(12,719)
Loss per share:
Basic and diluted	(0.23)	(0.24)	(0.21)	(0.25)

	Quarters Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Product and service revenue	$—	$—	$437	$2,136
Contract revenue	1,027	1,289	483	369
Net loss	(19,014)	(18,320)	(18,708)	(17,070)
Loss per share:
Basic and diluted	(0.43)	(0.41)	(0.38)	(0.34)