Form 10-Q
period 2003-03-31
PLUG POWER INC
filed 2003-05-15
CIK 1093691

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of common stock outstanding as of April 30, 2003 was 60,075,536 with a par value of $.01 per share.

PLUG POWER INC.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

	December 31, 2002	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$27,257,641	$54,004,319
Restricted cash	325,000	325,000
Marketable securities	28,590,378	22,847,333
Accounts receivable	4,145,328	3,693,833
Inventory	2,031,995	2,884,294
Prepaid development costs	2,145,265	1,780,504
Prepaid expenses and other current assets	2,639,630	2,467,342

Total current assets	67,135,237	88,002,625
Restricted cash	4,675,274	4,675,274
Property, plant and equipment, net	26,320,676	26,597,174
Intangible asset	514,847	5,500,000
Investment in affiliates	9,488,762	9,003,561
Goodwill	—	8,730,229
Other assets	547,995	520,595

Total assets	$108,682,791	$143,029,458

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$947,839	$1,852,904
Accrued expenses	3,103,135	5,260,138
Deferred revenue	5,878,784	4,565,485
Current portion of capital lease obligation and long-term debt	329,706	344,582

Total current liabilities	10,259,464	12,023,109
Long-term debt	4,644,288	4,756,438
Deferred grant revenue	200,000	150,000
Other liabilities	882,271	896,656

Total liabilities	15,986,023	17,826,203

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 50,997,073 shares issued and outstanding at December 31, 2002 and 60,062,253 shares issued and outstanding at March 31, 2003	509,971	600,623
Paid-in capital	347,747,664	393,930,394
Deficit accumulated during the development stage	(255,560,867)	(269,327,762)

Total stockholders’ equity	92,696,768	125,203,255

Total liabilities and stockholders’ equity	$108,682,791	$143,029,458

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

	Three months ended March 31,		Cumulative Amounts from Inception
	2002	2003
Revenue
Product and service revenue	$2,572,537	$2,033,063	$14,033,300
Research and development contract revenue	331,729	919,292	33,591,871

Total revenue	2,904,266	2,952,355	47,625,171
Cost of revenue and expenses
Cost of revenues	1,691,164	1,765,983	63,041,093
In-process research and development	—	3,000,000	12,026,640
Research and development expense:
Noncash stock-based compensation	69,013	226,125	2,778,330
Other research and development	10,857,747	9,905,330	200,586,286
General and administrative expense:
Noncash stock-based compensation	343,076	21,001	12,041,171
Other general and administrative	1,417,169	1,500,727	33,408,219

Operating loss	(11,473,903)	(13,466,811)	(276,256,568)
Interest income	487,373	202,237	17,429,290
Interest expense	(24,977)	(17,120)	(926,295)

Loss before equity in losses of affiliates	(11,011,507)	(13,281,694)	(259,753,573)
Equity in losses of affiliates	(584,375)	(485,201)	(9,574,189)

Net loss	$(11,595,882)	$(13,766,895)	$(269,327,762)

Loss per share:
Basic and diluted	$(0.23)	$(0.27)

Weighted average number of common shares outstanding	50,345,437	51,664,671

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,		Cumulative Amounts from Inception
	2002	2003
Cash Flows From Operating Activities:
Net loss	$(11,595,882)	$(13,766,895)	$(269,327,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,226,756	1,099,001	16,405,196
Equity in losses of affiliates	584,375	485,201	9,574,189
Amortization of intangible asset	638,414	514,847	9,624,500
Noncash prepaid development costs	377,391	364,761	8,219,496
Amortization of deferred grant revenue	(50,000)	(50,000)	(650,000)
Stock based compensation	569,139	247,126	15,283,425
Loss on disposal of property, plant and equipment	—	—	32,493
In-kind services	—	—	1,340,000
Amortization and write-off of deferred rent	—	—	2,000,000
In-process research and development	—	3,000,000	7,042,640
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	1,746,274	624,495	(3,520,833)
Inventory	42,378	(99,934)	(2,131,929)
Prepaid expenses and other current assets	(104,880)	1,809,590	(808,126)
Accounts payable and accrued expenses	80,373	(1,398,378)	2,604,488
Deferred revenue	(1,271,767)	(1,313,299)	5,365,485

Net cash used in operating activities	(7,757,429)	(8,483,485)	(198,946,738)

Cash Flows From Investing Activities:
Proceeds from acquisition	—	36,521,491	36,521,491
Integration costs and expenses associated with acquisition	—	(7,055,750)	(7,055,750)
Purchase of property, plant and equipment	(479,913)	(49,135)	(29,510,061)
Proceeds from disposal of property, plant and equipment	—	—	310,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Marketable securities	15,375,043	5,800,837	(22,789,541)

Cash provided by (used in) investing activities	14,895,130	35,217,443	(33,647,695)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	—	140,342,782
Proceeds from initial public offering, net	—	—	94,611,455
Proceeds from secondary public offering, net	—	—	52,017,750
Stock issuance costs	—	—	(2,068,776)
Proceeds from shares issued for stock option exercises and employee stock purchase plan	232,386	13,965	8,144,508
Cash placed in escrow	—	—	(5,000,274)
Principal payments on long-term debt and capital lease obligations	(9,509)	(1,245)	(1,448,693)

Net cash provided by financing activities	222,877	12,720	286,598,752

Increase in cash and cash equivalents	7,360,578	26,746,678	54,004,319
Cash and cash equivalents, beginning of period	53,648,145	27,257,641	—

Cash and cash equivalents, end of period	$61,008,723	$54,004,319	$54,004,319

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

1.    Nature of Operations

Description of Business

Plug Power Inc. and subsidiaries (Company), was originally formed as a joint venture between Edison Development Corporation (EDC) and Mechanical Technology Incorporated (MTI) in the State of Delaware on June 27, 1997 and succeeded by merger to all of the assets, liabilities and equity of Plug Power, L.L.C. in November 1999.

The Company is a development stage enterprise formed to design, develop and manufacture on-site electric power generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications. The Company is focused on fuel cell systems with electrical output of approximately 1-100-kilowatts (kW), fueled by natural gas, liquid petroleum gas (LPG), and hydrogen gas for a variety of stationary applications. The Company is developing an architected technology platform from which it expects to offer multiple point products, ranging from DC back-up power for telecom applications to AC prime power for residential and light commercial applications.

The Company’s initial product is a fully integrated, grid-parallel 5-kW fuel cell system that operates on natural gas. This initial product is being marketed to a select number of customers, including utilities, government entities and the Company’s distribution partners, GE Fuel Cell Systems, LLC and DTE Energy Technologies, Inc. The initial product is intended to offer quality power, provide valuable field testing experience and data and demonstrate fuel cells as a preferred form of alternative distributed power generation. In June 2002, the Company’s 5-kW product became the first fuel cell system to be certified by the California Energy Commission under the state’s Rule 21 grid interconnection standard, and in July, the Company launched the GenSysTM 5C, which added the capability of capturing heat for combined heat and power applications. In October, the Company added stand-by capability and launched the GenSysTM 5CS. Stand-by capability allows the fuel cell system to provide power to critical loads upon grid interruption. The Company expects subsequent product enhancements to expand the market opportunity for its fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, and improving reliability.

Recent Developments

Acquisition of H Power Corp.: On March 25, 2003, the Company consummated a merger transaction with H Power Corp.  (“H Power”), a company also involved in the design, development and manufacture of proton exchange membrane fuel cells and fuel cell systems, pursuant to which the Company acquired all of the outstanding shares of H Power in a stock-for-stock exchange. In connection with the transaction, H Power stockholders received 0.8305 shares of the Company’s common stock for each share of  H Power common stock held immediately prior to the transaction resulting in the issuance of 8,950,113 shares of the Company’s common stock. Immediately following the transaction, the Company had 60,049,328 shares outstanding and H Power became a wholly-owned subsidiary of Plug Power. For further information, see note 5 entitled “Acquisition of H Power Corp.” in the notes to the condensed consolidated financial statements in this Form 10-Q.

Board of Directors: Effective March 25, 2003, pursuant to the Company’s merger with H Power, the Company’s Board of Directors appointed Gary Willis as a non-employee director. Mr. Willis had been a director of H Power since June 2000. Mr. Willis will serve as a Class I Director with a term expiring at the annual meeting of stockholders to be held in 2003. At the Company’s annual meeting on May 22, 2003, three Class I directors will be elected to serve until the annual meeting of shareholders in 2006. The Board of Directors has nominated Mr. Willis for re-election as a Class I director.

Offer to Exchange Options: On March 25, 2003, the shareholders approved a proposal for the Company to offer, to eligible employees, the right to exchange options to purchase shares of common stock with an exercise price greater than $8.53 for shares of the Company’s restricted common stock. If the exchange is implemented, the number of shares of restricted common stock to be granted will be equal to one-third of the number of shares of the common stock underlying the options validly tendered and accepted by the Company. The Company currently intends to commence the exchange in the second quarter of 2003.

Liquidity

The Company’s cash requirements depend on numerous factors, including but not limited to, product development activities, ability to commercialize its fuel cell systems, market acceptance of its systems and other factors. The Company expects to continue to devote substantial capital resources to its development programs directed at commercializing fuel cell systems worldwide, to hire and train production staff, develop and expand manufacturing capacity and continue research and development activities. The Company will pursue expansion of its operations through internal growth and strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions.

At March 31, 2003, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $76.9 million and working capital of $76.0 million. Management believes that the Company’s currently available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

2.    Basis of Presentation

Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2002 has been derived from the Company’s December 31, 2002 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements for the periods as of and ending March 31, 2002 and 2003.

Cash Equivalents and Restricted Cash: Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

At March 31, 2003, the Company had restricted cash in the amount of $5.0 million that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, “Restricted cash” in the accompanying condensed consolidated balance sheets.

Marketable Securities: Marketable securities includes investments in corporate debt securities and US Treasury obligations which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities would be reflected in other comprehensive income (loss) and as a separate component of stockholders’ equity. There was no significant difference between cost and fair value of these investments at March 31, 2003.

Inventory: Inventory is stated at the lower of average cost or market and consists of raw materials.

Intangible Assets: Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company’s identifiable intangibles is two to ten years.

Impairment of Long-Lived Assets: Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements.

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

Goodwill and intangible assets not subject to amortization, if any, are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired, under the provisions of SFAS No. 142, “ Goodwill and Other Intangible Assets”. As described in note 6, an impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Product and Service Revenue: The Company applies the guidance within SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101) in the evaluation of its contracts to determine when to properly recognize revenue. Under SAB 101 revenue is recognized when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured.

The Company’s initial commercial sales for the delivery of limited edition fuel cell systems are contract specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support, and which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. The multiple obligations within the Company’s contractual arrangements are not accounted for separately based on its limited commercial experience and available evidence of fair value. The Company’s contractual arrangements under its initial commercial sales are with a limited number of customers and the arrangements are separately negotiated and not combined. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance.

The Company defers recognition of product and service revenue as a result of the cancellation privileges and revenue is recognized on a straight line basis as the cancellation privileges expire ratably over the stated contractual term, which are for periods of six to twenty-four months. At March 31, 2003, the Company had deferred product and service revenue in the amount of $3.8 million.

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

Use of Estimates: The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards: In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock Based Compensation”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications were required for fiscal years ending after December 31, 2002 and were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company is required to adopt the provisions of SFAS No. 149 for derivative instruments and hedging contracts entered into or modified after June 30, 2003.

3.    Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2003
Numerator:
Net loss	$(11,595,882)	$(13,766,895)
Denominator:
Weighted average number of common shares	50,345,437	51,664,671
Loss per share:
Basic and diluted	(0.23)	(0.27)

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares are summarized below:

	March 31, 2002	March 31, 2003
Number of dilutive potential common shares	6,649,599	6,198,942

4.    Investments in Affiliates

GE Fuel Cell Systems, LLC

In February 1999, we entered into an agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service certain of our PEM fuel cell systems under 35 kW designed for use in residential, commercial and industrial stationary power applications on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc. (“DTE”), has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Power Systems business.

In connection with the original formation of GEFCS, the Company issued 2,250,000 shares of it’s common stock to GE MicroGen, Inc. in exchange for a 25% interest in GEFCS. As of the date of issuance of such shares, the Company capitalized $11.3 million, the fair value of the shares issued, under the caption “Investment in affiliates” in the accompanying condensed consolidated financial statements. In accordance with the terms of the agreement, General Electric will provide capital in the form of a loan not to exceed $8.0 million, to fund the operations of GEFCS.

In August 2001, the Company amended its agreements with GE Microgen, Inc. and GEFCS to expand GEFCS’ exclusive worldwide distribution rights to include all of the Company’s stationary PEM fuel cell systems, excluding those states serviced by DTE. In addition, the Company increased its ownership interest in GEFCS from 25% to 40%. In return, the Company granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of our common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. The Company also replaced the product specifications, prices and delivery schedule in the GEFCS distribution agreement with a high-level, multi-generation product plan, with subsequent modifications being subject to mutual agreement, and extended the term of the agreement to December 31, 2014. In connection with these transactions, the Company capitalized $5.0 million, the fair value, calculated using the Black-Scholes pricing model, of the option to purchase 725,000 shares of Plug Power common stock, under the caption “Investment in affiliates” in the accompanying condensed consolidated financial statements, and is amortizing this amount over the remaining term of the original distribution agreement.

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying condensed consolidated statements of operations. GEFCS had an operating and net loss of approximately $93,000 for the three months ended March 31, 2003. For the three months ended March 31, 2003, equity in losses of affiliates, related to GEFCS, was approximately $485,000 including amortization of the related intangible asset of $448,000. Accumulated amortization at March 31, 2003 was approximately $5.8 million.

Under a separate agreement, the Company has agreed to source from General Electric Company technical support services for its product development effort, including engineering, testing, manufacturing and quality control services. Under this agreement, the Company has committed to purchase a minimum of $12.0 million of such services over a five-year period, which began September 30, 1999. Through March 31, 2003, the Company had purchased approximately $7.1 million of such services. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company’s employees regarding procurement activities pursuant to this agreement.

Advanced Energy Incorporated

In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Incorporated (AEI), formerly Advanced Energy Systems, Inc., in exchange for a combination of $1.5 million cash and Plug Power common stock valued at approximately $828,000. The Company accounts for its interest in AEI on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. The amount by which the purchase price of the Company’s ownership interest exceeded the underlying equity in net assets of AEI at the acquisition date was approximately $1.8 million and was fully amortized as of December 31, 2001. During the three months ended March 31, 2002, we recorded equity in losses of affiliates, related to AEI, of $97,000 which reduced the carrying value of our investment to zero. The Company has no additional legal obligations to provide funding or other support to AEI and has ceased recording any activity incurred by AEI. On October 29, 2002, AEI filed a Chapter 7 Voluntary Petition in the United States Bankruptcy Court, District of New Hampshire.

5.    Acquisition of H Power Corp.

On March 25, 2003, the Company consummated a merger transaction with H Power, a company also involved in the design, development, and manufacture of Proton Exchange Membrane (PEM) fuel cells and fuel cell systems, pursuant to which the Company acquired all of the outstanding shares of H Power in a stock-for-stock exchange. In connection with this transaction, H Power common stockholders received 0.8305 shares of the Company’s common stock for each share of H Power common stock held immediately prior to the transaction. The Company issued 8,950,113 shares of its common stock in connection with the transaction. Immediately following the transaction, the Company had 60,049,328 shares outstanding and H Power became a wholly owned subsidiary of the Company.

Effective March 25, 2003, the Company and H Power are treated as a single company for financial reporting purposes and the Company has recorded the fair value of H Power’s net assets on its consolidated financial statements. The historical financial statements of the Company will continue to be the historical financial statements of the combined company for periods prior to the merger. Based on an average common stock price of $5.10, determined using the Company’s closing common stock price on March 21, 2003, the day the exchange ratio was determined, and each of the two trading days before and after March 21, 2003, the fair value of the shares issued as a result of the transaction is estimated at approximately $45.9 million. The Company also incurred direct transaction costs of $3.5 million in connection with the transaction. As part of the acquisition, the Company acquired cash, cash equivalents and marketable securities of H Power of approximately $29.6 million, after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.8 million which were accounted for as additional purchase price. The Company has included H Power in its consolidated financial position and results of operation since the date of acquisition.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of performing valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

At March 25, 2003
Current assets	$39,091,365
Property and equipment	1,284,579
Acquired in-process R&D	3,000,000
Intangible assets	5,500,000
Goodwill	8,730,229
Other	50,585

Total assets acquired	57,656,758

Current liabilities	11,859,032
Long-term debt	112,150

Total liabilities assumed	11,971,182

Net assets acquired	$45,685,576

Approximately $3.0 million of the purchase price represents the estimated fair value of acquired in-process research and development projects. Accordingly, this amount was immediately expensed in the consolidated statement of operations as of the date of acquisition. This write-off is included in in-process research and development expenses on the accompanying condensed consolidated statement of operations as of March 31,2003. The acquired in-process research and development expense relates to certain H Power fuel cell technology.

Additionally, the Company capitalized the fair value of identifiable intangible assets (acquired technology) in the amount of $5.5 million related to certain H Power fuel cell technology. This acquired technology will be amortized over its estimated useful life of 24 months.

The fair value of this technology was determined using an income approach, which reflects the estimated present value of future avoided costs by estimating the cost to develop similar technology into a commercially viable product, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value.

The Company also recorded approximately $8.7 million of goodwill related to the transaction.

The following unaudited pro forma financial information presents the combined results of operations as if the purchase transaction made by the Company had occurred as of January 1, 2002, after giving effect to certain adjustments including elimination of revenue and cost of revenue of related product lines not expected to be continued, amortization of identifiable intangible assets, and elimination of certain expenses including depreciation expense and rent expense which will not be incurred by the combined entity. This pro forma financial information does not necessarily reflect the results of operations that would have occurred had a single entity operated during such periods.

	Historical
	Plug Power for the three months ended March 31, 2002	H Power for the three months ended February 28, 2002	Pro forma Adjustments	Total
Total revenue	$2,904,266	346,396	(346,396)	2,904,266
Net loss	(11,595,822)	(6,539,630)	532,777	(17,603,235)
Basic and diluted loss per share				(0.30)

	Historical
	Plug Power for the three months ended March 31, 2003	H Power for the three months ended February 28, 2003	Pro forma Adjustments	Total
Total revenue	$2,952,355	571,313	(571,313)	2,952,355
Net loss	(13,766,895)	(8,479,718)	563,957	(21,682,656)
Basic and diluted loss per share				(0.36)

6.    Goodwill and Other Intangible Assets

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

In conjunction with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its finite-lived acquired intangible assets and determined that no revisions were necessary. The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of December 31, 2002 and March 31, 2003 were as follows:

	December 31, 2002		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution Agreement	$16,250,000	$6,761,238	$16,250,000	$7,246,439
Purchased Technology (2000)	9,267,500	8,752,653	9,267,500	9,267,500
Purchased Technology (2003)	—	—	5,500,000	—

Total	$25,517,500	$15,513,891	$31,017,500	$16,513,939

Amortization expense for intangible assets during the three months ended March 31, 2003 was $962,746. Estimated amortization expense for the remainder of 2003 and the five succeeding years are as follows:

Estimated Amortization Expense
2003	$3,406,200
2004	4,541,600
2005	2,479,100
2006	1,791,600
2007	1,791,600
2008	530,762

7.    Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2003 are as follows:

	Common Stock Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance at December 31, 2002	50,997,073	$509,971	$347,747,664	$(255,560,867)	$92,696,768
Stock issued in acquisition of H Power	8,950,113	89,501	45,596,075		45,685,576
Stock based compensation	111,314	1,113	572,728		573,841
Stock option exercises	3,753	38	13,927		13,965
Net loss				(13,766,895)	(13,766,895)

Balance at March 31, 2003	60,062,253	$600,623	$393,930,394	$(269,327,762)	$125,203,255

8.    Commitments and Contingencies

havePOWER, Settlement: As previously disclosed, havePOWER, LLC filed a compliant against Plug Power and its subsidiary, H Power, seeking damages and other relief as a result of alleged breach of contract and other claims. While Plug Power and H Power deny any and all liability to havePOWER, in May 2003 the parties have entered into a settlement agreement pursuant to which the parties have executed mutual releases. havePOWER has agreed to a dismissal of all its claims against Plug Power and H Power, and Plug Power has agreed to issue to havePower 112,967 restricted shares of Plug Power common stock.

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

The Company believes that the remaining allegations are without merit and intends to vigorously defend against those claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity. However, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If the plaintiffs were to prevail, such an outcome could have a material adverse effect on our financial condition, results of operations and liquidity.

9.    Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the three months ended March 31, 2002 and 2003:

	March 31, 2002	March 31, 2003
Cash paid for interest	$25,333	$17,376
Assets acquired, net of cash	—	14,320,470

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002. In addition to historical information, this Form 10-Q and the following discussion contain statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations, our product development expectations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on these forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risk that we will not integrate and restructure the H Power business successfully; the risk that we will incur unanticipated costs or liabilities as a result of the H Power merger; our ability to develop a commercially viable fuel cell system; the cost and timing of developing our fuel cell systems; market acceptance of our fuel cell systems; our reliance on our relationship with certain affiliates of General Electric; our ability to perform on the multi-generation product plan in a manner satisfactory to GEFCS and DTE; ability to manufacture fuel cell systems on a commercial basis; competitive factors, such as price competition, competition from other power technologies and competition from other fuel cell companies; the speed and extent of consolidation of the fuel cell industry; the cost and availability of components and parts for our fuel cell systems; the ability to raise and provide the necessary capital to develop, manufacture and market our fuel cell systems; our ability to lower the costs of our furl cell systems and demonstrate reliability; the cost of complying with current and future governmental regulations; and other risks and uncertainties discussed, but are not limited to, those set forth under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002, dated March 31, 2003 and filed with the Securities and Exchange Commission.

Overview

We design, develop and manufacture on-site electric power generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications. We were formed in 1997, as a joint venture between Edison Development Corporation (EDC), a DTE Energy company and Mechanical Technology Incorporated (MTI). In addition, we have established an “extended enterprise” through strategic relationships with marketing, technology, supply chain, and government partners. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions, Strategic Relationships and Development Agreements.

We are focused on fuel cell systems with electrical output of approximately 1-100-kilowatt (kW), fueled by natural gas, liquid petroleum gas (LPG), and hydrogen gas, for a variety of stationary applications. We are developing an architected technology platform from which we expect to offer multiple point products, ranging from DC back-up power for telecom applications, to AC prime power for residential and light commercial applications. The platform approach is expected to improve our return on investment, while allowing us to leverage the volume of several products into cost reduction of common platform components and modules.

Our initial product is a fully integrated, grid-parallel 5 kW fuel cell system that operates on natural gas. This initial product is being marketed to a select number of customers, including utilities, government entities and our distribution partners, GE Fuel Cell Systems, LLC and DTE Energy Technologies, Inc. The initial product is intended to offer quality power, provide valuable field testing experience and data, and demonstrate fuel cells as a preferred form of alternative distributed power generation. In June 2002, our 5-kW product became the first fuel cell system to be certified by the California Energy Commission under the state’s Rule 21 grid interconnection standard, and in July, we launched the GenSysTM 5C, which added the capability of capturing heat for combined heat and power applications. In October, we added stand-by capability and launched the GenSysTM 5CS. Stand-by capability allows the fuel cell system to provide power to critical loads upon grid interruption. We expect subsequent product enhancements to expand the market opportunity for our fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, and improving reliability.

Through March 31, 2003, our stockholders in the aggregate have contributed $293.0 million in cash, including $93.0 million in net proceeds from our initial public offering and $51.6 million in net proceeds from our follow-on public offering, and $33.4 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and equity interests in affiliates. Additionally, in the first quarter of 2003, we issued approximately 9.0 million shares of common stock in connection with a merger transaction that which increased our cash, cash equivalents and marketable securities by approximately $29.6 million, after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.8 million.

From inception through March 31, 2003, we have incurred losses of $269.3 million and expect to continue to incur losses as we continue our product development and commercialization programs and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the related service requirements necessary to maintain those systems and potential design changes required as a result of field testing.

Recent Developments

Acquisition of H Power Corp.: On March 25, 2003, we consummated a merger transaction with H Power Corp. (“ H Power”), a company also involved in the design, development and manufacture of proton exchange membrane fuel cells and fuel cell systems, pursuant to which we acquired all of the outstanding shares of H Power in a stock-for-stock exchange. In connection with the transaction, H Power stockholders received 0.8305 shares of our common stock for each share of H Power common stock held immediately prior to the transaction resulting in the issuance of 8,950,113 shares of our common stock. Immediately following the transaction, we had 60,049,328 shares outstanding and H Power became a wholly-owned subsidiary of Plug Power. For further information, see note 5 entitled “Acquisition of H Power Corp.” in the notes to the condensed consolidated financial statements in this Form 10-Q.

Offer to Exchange Options: On March 25, 2003, our shareholders approved a proposal for us to offer, to eligible employees, the right to exchange options to purchase shares of common stock, with an exercise price greater than $8.53 for shares of restricted common stock. If the exchange is implemented, the number of shares of restricted common stock to be granted will be equal to one-third of the number of shares of the common stock underlying the options validly tendered and accepted for exchange by us. We currently intend to commence the exchange in the second quarter of 2003.

Acquisitions, Strategic Relationships and Development Agreements

Since our inception, we have formed strategic relationships with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers. In addition to the H Power acquisition described above under Recent Developments, we continue to maintain key relationships as part of our “extended enterprise” strategy, including:

GE Entities: In February 1999, we entered into an agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service our stationary PEM fuel cell systems on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc., has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Power Systems business. Plug Power has a 40 percent ownership interest in GEFCS. Under the terms of our distribution agreement with GEFCS, we serve as GEFCS’ exclusive supplier of the PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement. We may, under certain circumstances, sell systems directly to governmental and quasi-governmental entities under the terms of our distribution agreement with GEFCS. With respect to fuel cell systems that we do sell directly we will provide, or enter into a subcontract to provide, product support services directly.

Under a separate agreement, we have agreed to source from General Electric Company technical support services for our product development effort, including engineering, testing, manufacturing and quality control services. Under this agreement, we have committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. Through March 31, 2003, we have purchased approximately $7.1 million of such services and we expect to fulfill our obligation over the remainder of its term. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company’s employees regarding procurement activities pursuant to this agreement.

Honda: We have an agreement with Honda R&D Co., Ltd. of Japan, a subsidiary of Honda Motor Co., Ltd., to exclusively and jointly develop and test an initial prototype of a home refueling system for fuel cell automobiles. As part of the program we expect to integrate components of our GenSysTM 5C stationary fuel cell systems with additional components necessary for the home refueling concept. A home refueling system is a fuel cell product that is expected to provide heat, hot water, and electricity to a home, while also providing hydrogen fuel for a fuel cell vehicle. The device will be fueled by natural gas, and is expected to be environmentally friendly due to its high efficiency and low emissions. The exclusive agreement covers the first phase of what is expected to be a multi-phase development project.

Gastec: In February 2000, we acquired from Gastec, NV, a Netherlands-based company, certain fixed assets and all of its intellectual property related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electric power. The total purchase price was $14.8 million, paid in cash.

Vaillant: We have a development agreement with Vaillant GmbH (Vaillant), to develop a combination furnace, hot water heater and fuel cell system that is expected to provide both heat and electricity for the home. Under the agreement, we will sell fuel cell subsystems directly and exclusively to Vaillant and Vaillant will distribute fuel cell heating appliances throughout Europe on a non-exclusive basis.

In exchange for the right to sell fuel cell subsystems directly and exclusively to Vaillant we have agreed to pay GE MicroGen, Inc. a royalty, based on a prescribed percentage of sales of fuel cell subsystems (as defined in the agreement), beginning in 2003.

Celanese: We have a joint development agreement with Celanese GmbH to develop, on an exclusive basis, a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of 750 watts up to 25 kilowatts. Additionally, we will work with Celanese on a non-exclusive basis to develop a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of less than 750 watts and greater than 25 kilowatts. Under the new agreement, we and Celanese will each fund our own development efforts.

Engelhard: We have a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the joint development agreement we have contributed $10.0 million to fund Engelhard’s development efforts. Of this amount, $8.2 million has been expensed with the remaining $1.8 million being recorded under the balance sheet caption “Prepaid development costs” as of March 31, 2003. Engelhard in turn has purchased $10.0 million of our common stock. The supply agreement with Engelhard specifies the rights and obligations for Engelhard to supply products to us until 2003.

Results of Operations

Comparison of the Three Months Ended March 31, 2003 and March 31, 2002.

Product and service revenue. In the third quarter of 2001, we began delivering fuel cell systems under our initial commercial agreements to a select number of customers in order to demonstrate, test and evaluate our fuel cell systems. Our initial commercial sales for the delivery of limited edition fuel cell systems are contract-specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support, and which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. The costs associated with the product, service and other obligations are expensed as they are incurred.

During the three months ending March 31, 2003, we delivered 6 fuel cell systems to select customers as compared to 12 fuel cell systems for the three months ending March 31, 2002. Product and service revenue decreased to $2.0 million for the three months ended March 31, 2003, from $2.6 million during the first quarter of 2002. During the quarter ended March 31, 2003, we recognized revenue in the amount of $2.0 million, including $2.0 million related to previously deferred revenue and $38,000 related to fuel cell systems delivered in the quarter. We also deferred recognition of product and service revenue in the amount of $310,000 during the quarter which is being recognized over the contractual period of the underlying service and other contractual obligations. During the quarter ended March 31, 2002, we recognized revenue in the amount of $2.6 million, including $2.4 million related to previously deferred revenue and $198,000 related to fuel cell systems delivered in the quarter, and deferred recognition of product and service revenue in the amount of $1.3 million.

As of March 31, 2003, we have total product and service deferred revenue in the amount of $3.8 million and expect to recognize substantially all of the product and service deferred revenue throughout the remainder of 2003.

Research and development contract revenue. Research and development contract revenue increased to $919,000 for the three months ended March 31, 2003 from $332,000 during the same period last year. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 25% and 50%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. The increase is due to the addition of development agreements with the New York State Energy Research and Development Authority and Honda R&D Co., Ltd. of Japan in which we began recognizing revenue in the fourth quarter of 2002. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of revenues. Cost of revenues for the three months ended March 31, 2003, increased to $1.8 million from $1.7 million during the same period last year. Cost of revenues includes the direct cost incurred in the manufacture of the products we sell, as well as costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of productive materials and fees paid to outside suppliers for subcontracted components and services.

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

Cost of revenues for the three months ended March 31, 2002 and 2003 consists of the following:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2003
Cost of product and service revenue	$1,114,064	$564,536
Cost of research and development contract revenue	577,100	1,201,447

Total cost of revenue	$1,691,164	$1,765,983

Noncash research and development expense. Noncash research and development expense for the three months ended March 31, 2003, increased to $226,000 from $69,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

Other research and development expense. Other research and development expense decreased to $9.9 million for the three months ended March 31, 2003 from $10.9 million for the three months ended March 31, 2002. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques which result in lower research and development costs because we build fewer systems for internal test and evaluation.

Research and development expenses also include amortization of prepaid development costs in the amount of $365,000 under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs” and amortization in the amount of $515,000 related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”. At March 31, 2003, the intangible assets acquired from Gastec have been fully amortized.

Noncash general and administrative expense. Noncash general and administrative expenses for the three months ended March 31, 2003 decreased to $21,000 from $343,000 for the same period last year. Noncash general and administrative expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

Other general and administrative expense. Other general and administrative expense was $1.5 million for the three months ended March 31, 2003 compared to $1.4 million for the same period last year. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest expense. Interest expense was $17,000 for the three months ended March 31, 2003, compared to $25,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities decreased to $202,000 for the three months ended March 31, 2003, from $487,000 for the same period in 2002. The decrease was due to a lower yield on our investment portfolio during a period of generally declining interest rates. The higher interest earned for the three months ended March 31, 2002 was the result of better yields on investments purchased during 2000 with maturities in 2001 and early 2002.

Equity in losses of affiliates. Equity in losses of affiliates decreased to $485,000 for the three months ended March 31, 2003 from $584,000 during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems in the amount of $37,000 and amortization of our original investments in the amount of $448,000. During the three months ended March 31, 2002, we recorded equity in losses of affiliates, related to AEI, of $97,000 which reduced the carrying value of our investment to zero. On October 29, 2002, AEI filed a Chapter 7 Voluntary Petition in the United States Bankruptcy Court, District of New Hampshire. Effective March 24, 2003, Beacon Power Corporation purchased all the assets of the AEI bankrupt estate.

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

Revenue recognition: We are a development stage enterprise in the beginning stages of field testing and marketing our initial commercial products to a limited number of customers, including utilities, government entities and our distribution partners. This initial product is a limited edition fuel cell system (“System” or “Unit”) that is intended to offer complementary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements to our Systems are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency and improving reliability.

We apply the guidance within Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101) to our initial sales contracts to determine when to properly recognize revenue. Our initial commercial sales for the delivery of limited edition fuel cell systems are contract-specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support, and which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. Under these initial commercial sales, we defer recognition of product and service revenue, as a result of the cancellation privileges, and recognize revenue on a straight line basis as the cancellation privileges expire ratably over the stated contractual term, which are currently for periods of six to twenty-four months.

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

Valuation of long-lived assets: We evaluate our long-lived assets, intangibles and related goodwill in accordance with (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. We review our long-lived assets, which includes property, plant and equipment and identifiable finite-lived intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

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

Accounting for income taxes: As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the future tax benefit of the net operating loss carryforward that has resulted from our cumulative net operating losses since inception. These differences result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance which could materially impact our financial position and results of operations. At March 31, 2003, our net deferred tax assets have been offset in full by a valuation allowance. As a result the net provision for income taxes is zero for the three months ended March 31, 2003.

Liquidity and Capital Resources

Summary

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors.

We expect to devote substantial capital resources to continue our development programs directed at commercializing our fuel cell systems for worldwide use, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash, cash equivalents and marketable securities balances will provide sufficient capital to fund operations for at least the next twelve months.

We have financed our operations through March 31, 2003 primarily from the issuance of equity, which has provided cash in the amount of $293.0 million from the sale of equity and cash proceeds from acquisition of $29.6 million. As of March 31, 2003, we had unrestricted cash and cash equivalents and marketable securities totaling $76.9 million and working capital of $76.0 million. Additionally, we have restricted cash in the amount of $5.0 million, which was escrowed to collateralize debt associated with the purchase of our facilities in 1999. Since inception, net cash used in operating activities has been $198.9 million and cash used in investing activities has been $33.6 million, including our purchase of property, plant and equipment of $29.5 million, our investments in marketable securities in the amount of $22.8 million offset, in part, by our proceeds from acquisition of $36.5 million.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there have been no material changes in our interest rate risk position since December 31, 2002. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of our business activities.

ITEM 4—CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls.

None.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

havePOWER, Settlement: As previously disclosed, havePOWER, LLC filed a compliant against Plug Power and its subsidiary, H Power, seeking damages and other relief as a result of alleged breach of contract and other claims. While Plug Power and H Power deny any and all liability to havePOWER, in May 2003 the parties have entered into a settlement agreement pursuant to which the parties have executed mutual releases. havePOWER has agreed to a dismissal of all its claims against Plug Power and H Power, and Plug Power has agreed to issue to havePower 112,967 restricted shares of Plug Power common stock.

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

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2003, we issued 41,245 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of our stockholders o was held on March 25, 2003 to consider and vote upon (i) the issuance of shares of our common stock pursuant tour merger with H Power and (ii) the exchange of certain employee options to purchase our common stock for restricted shares of our common stock. Set forth below are the voting results from the special meeting:

Proposal	Votes For	Votes Against
H Power Merger	35,935,512	367,333
Option Exchange	35,195,949	1,037,605

ITEM 5—OTHER INFORMATION

Effective March 25, 2003, pursuant to the H Power Agreement and Plan of Merger, our Board of Directors appointed Gary Willis as a non-employee director. Mr. Willis had been a director of H power since June 2000. Mr. Willis will serve as a Class I Director with a term expiring at the annual meeting of stockholders to be held in 2003. At the Company’s annual meeting on May 22, 2003, three Class I directors will be elected to serve until the annual meeting of shareholders in 2006. The Board of Directors has nominated Mr. Willis for re-election as a Class I director.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits.

99.1 and 99.2 Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B) Reports on Form 8-K.

On January 9, 2003, we filed a report on Form 8-K reporting under Item 5 the appointment of David A. Neumann to Vice President and Chief Financial Officer, effective Monday, January 20, 2003, following the resignation of W. Mark Schmitz as our Chief Financial Officer, also effective as of January 20, 2003.

On January 29, 2003, we filed a report on Form 8-K reporting under Item 5 the Court order dated January 21, 2003 relating to the previously disclosed shareholder class action pending in the federal district court for the Eastern District of New York.

On March 24, 2003, we filed a report on Form 8-K reporting under item 5 the issuance of a press release announcing the estimated exchange ratio in connection with the previously announced acquisition of H Power Corp.

On March 27, 2003, we filed a report on Form 8-K reporting under item 5 completion of our acquisition of H Power Corp.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 15, 2003	by:	/s/ Roger B. Saillant
Roger B. Saillant Chief Executive Officer

	by:	/s/ David A. Neumann
David A. Neumann Chief Financial Officer

I, Roger Saillant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Plug Power Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	by:	/s/ Roger B. Saillant
Roger B. Saillant Chief Executive Officer

I, David A. Nuemann, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Plug Power Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	by:	/s/ David A. Neumann
David A. Neumann Chief Financial Officer