Form 10-Q
period 2003-06-30
PLUG POWER INC
filed 2003-08-11
CIK 1093691

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

The number of shares of common stock outstanding as of August 4, 2003 was 60,951,606 with a par value of $.01 per share.

PLUG POWER INC.

INDEX to FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION

Item 1 –	Financial Statements

	Condensed Consolidated Balance Sheets – June 30, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of Operations – Three and Six Month Periods ended June 30, 2003 and June 30, 2002 and Cumulative Amounts from Inception	4

	Condensed Consolidated Statements of Cash Flows—Six Month Periods ended June 30, 2003 and June 30, 2002 and Cumulative Amounts from Inception	5

	Notes to Condensed Consolidated Financial Statements	6-13

Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3 –	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4 –	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1 –	Legal Proceedings	23

Item 2 –	Changes in Securities and Use of Proceeds	23

Item 4 –	Submission of Matters to a Vote of Security Holders	23

Item 5 –	Other Information	23

Item 6 –	Exhibits and Reports on Form 8-K	23

Signatures		24

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$49,299,429	$27,257,641
Restricted cash	325,000	325,000
Marketable securities	16,828,085	28,590,378
Accounts receivable	2,740,766	4,145,328
Inventory	2,970,893	2,031,995
Prepaid development costs	1,373,217	2,145,265
Prepaid expenses and other current assets	1,212,534	2,639,630

Total current assets	74,749,924	67,135,237
Restricted cash	4,675,274	4,675,274
Property, plant and equipment, net	25,373,655	26,320,676
Intangible asset	4,812,500	514,847
Investment in affiliates	8,523,674	9,488,762
Goodwill	10,459,793	—
Other assets	493,194	547,995

Total assets	$129,088,014	$108,682,791

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,691,203	$947,839
Accrued expenses	3,390,586	3,103,135
Deferred revenue	4,308,203	5,878,784
Current portion of capital lease obligation and long-term debt	343,308	329,706

Total current liabilities	9,733,300	10,259,464
Long-term debt	4,756,438	4,644,288
Deferred grant revenue	100,000	200,000
Other liabilities	911,041	882,271

Total liabilities	15,500,779	15,986,023

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 60,931,558 shares issued and outstanding at June 30, 2003 and 50,997,073 shares issued and outstanding at December 31, 2002	609,316	509,971
Paid-in capital	395,132,572	347,747,664
Deficit accumulated during the development stage	(282,154,653)	(255,560,867)

Total stockholders’ equity	113,587,235	92,696,768

Total liabilities and stockholders’ equity	$129,088,014	$108,682,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002	Cumulative Amounts from Inception
Revenue
Product and service revenue	$2,145,531	$2,189,751	$4,178,594	$4,762,288	$16,178,831
Research and development contract revenue	958,643	353,938	1,877,935	685,667	34,550,514

Total revenue	3,104,174	2,543,689	6,056,529	5,447,955	50,729,345

Cost of revenue and expenses
Cost of revenues	3,340,875	2,891,668	5,106,858	4,582,832	66,381,968
In-process research and development	—	—	3,000,000	—	12,026,640
Research and development expense:
Noncash stock-based compensation	288,667	131,429	514,792	200,442	3,066,997
Other research and development	10,124,310	10,174,832	20,029,640	21,032,579	210,710,596
General and administrative expense:
Noncash stock-based compensation	83,675	99,825	104,676	442,901	12,124,846
Other general and administrative	1,788,355	1,565,176	3,289,082	2,982,345	35,196,574

Operating Loss	(12,521,708)	(12,319,241)	(25,988,519)	(23,793,144)	(288,778,276)
Interest income	190,692	594,281	392,929	1,081,654	17,619,982
Interest expense	(15,988)	(25,770)	(33,108)	(50,747)	(942,283)

Loss before equity in losses of affiliates	(12,347,004)	(11,750,730)	(25,628,698)	(22,762,237)	(272,100,577)
Equity in losses of affiliates	(479,877)	(478,273)	(965,088)	(1,062,648)	(10,054,076)

Net loss	$(12,826,891)	$(12,229,003)	$(26,593,786)	$(23,824,885)	$(282,154,653)

Loss per share:
Basic and diluted	$(0.21)	$(0.24)	$(0.47)	$(0.47)

Weighted average number of shares outstanding	60,368,062	50,504,418	56,040,409	50,425,556

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,		Cumulative Amounts from Inception
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(26,593,786)	$(23,824,885)	$(282,154,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,134,832	2,437,977	17,441,027
Equity in losses of affiliates	965,088	1,062,648	10,054,076
Amortization of intangible asset	1,202,347	1,410,707	10,312,000
Noncash prepaid development costs	772,048	748,107	8,626,783
Amortization of deferred grant revenue	(100,000)	(100,000)	(700,000)
Stock based compensation	619,468	800,394	15,655,767
Loss on disposal of property, plant and equipment	—	—	32,493
In-kind services	—	—	1,340,000
Amortization and write-off of deferred rent	—	—	2,000,000
In-process research and development	3,000,000	—	7,042,640
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	1,577,562	1,346,366	(2,567,766)
Inventory	(186,533)	158,842	(2,218,528)
Prepaid expenses and other current assets	(955,209)	(150,685)	(3,572,925)
Accounts payable and accrued expenses	(183,039)	970,339	3,819,827
Deferred revenue	(1,570,581)	(1,703,518)	5,108,203

Net cash used in operating activities	(19,317,803)	(16,843,708)	(209,781,056)

Cash Flows From Investing Activities:
Proceeds from acquisition	36,521,491	—	36,521,491
Integration costs and expenses associated with acquisition	(7,055,750)	—	(7,055,750)
Purchase of property, plant and equipment	(137,364)	(933,747)	(29,598,290)
Proceeds from disposal of property, plant and equipment	—	—	310,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Marketable securities	11,823,634	6,067,478	(16,766,744)

Cash provided by (used in) investing activities	41,152,011	5,133,731	(27,713,127)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	—	140,342,782
Proceeds from initial public offering, net	—	—	94,611,455
Proceeds from secondary public offering, net	—	—	52,017,750
Stock issuance costs	—	—	(2,068,776)
Proceeds from shares issued for stock option exercises and employee stock purchase plan	210,099	916,958	8,340,642
Cash placed in escrow	—	—	(5,000,274)
Principal payments on long-term debt and capital lease obligations	(2,519)	(12,673)	(1,449,967)

Net cash provided by financing activities	207,580	904,285	286,793,612

Increase (decrease) in cash and cash equivalents	22,041,788	(10,805,692)	49,299,429
Cash and cash equivalents, beginning of period	27,257,641	53,648,145	—

Cash and cash equivalents, end of period	$49,299,429	$42,842,453	$49,299,429

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

The Company is a development stage enterprise formed to design, develop and manufacture on-site electric power generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications. The Company is focused on fuel cell systems fueled by natural gas, liquid petroleum gas (LPG), and hydrogen gas for a variety of stationary applications. The Company is developing an architected technology platform from which it expects to offer multiple point products, ranging from direct current (DC) back-up power for telecom applications to alternating current (AC) prime power for residential and light commercial applications.

Recent Developments

Offer to Exchange Options: On June 20, 2003, the Company issued 607,804 shares of restricted stock and cancelled 1,810,048 options to purchase common stock in connection with the Company’s offer to eligible employees the right to exchange options to purchase shares of common stock with an exercise price of $8.53 or greater per share. The shares of restricted stock received in this exchange will vest in three equal installments effective 21 months, 24 months and 27 months from the date of the exchange.

Acquisition of H Power Corp.: On March 25, 2003, the Company consummated a merger transaction with H Power Corp. (“H Power”), a company also involved in the design, development and manufacture of proton exchange membrane fuel cells and fuel cell systems, pursuant to which the Company acquired all of the outstanding shares of H Power in a stock-for-stock exchange. Immediately following the transaction, H Power became a wholly-owned subsidiary of the Company. For further information, see note 5 entitled “Acquisition of H Power Corp.” in the notes to the condensed consolidated financial statements in this Form 10-Q.

New Board Member: On July 28, 2003 John G. Rice resigned as a director of the Company and the Board of Directors appointed Richard R. Stewart, President and Chief Executive Officer of GE Aero Energy, as a Class III Director to fill the vacancy resulting from Mr. Rice’s resignation.

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

At June 30, 2003, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $66.1 million and working capital of $65.0 million. Management believes that the Company’s currently available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2002 has been derived from the Company’s December 31, 2002 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements for the periods as of and ending June 30, 2003 and 2002.

Cash Equivalents and Restricted Cash: Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

At June 30, 2003, the Company had restricted cash in the amount of $5.0 million that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, “Restricted cash” in the accompanying condensed consolidated balance sheets.

Marketable Securities: Marketable securities includes investments in corporate debt securities and US Treasury obligations which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities would be reflected in other comprehensive income (loss) and as a separate component of stockholders’ equity. There was no significant difference between cost and fair value of these investments at June 30, 2003.

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

The Company’s initial commercial sales for the delivery of limited edition fuel cell systems are contract specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support, and which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. The multiple obligations within the Company’s contractual arrangements are not accounted for separately based on the Company’s limited commercial experience and available evidence of fair value. The Company’s contractual arrangements under its initial commercial sales are with a limited number of customers and the arrangements are separately negotiated and not combined. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance.

The Company defers recognition of product and service revenue as a result of the cancellation privileges and revenue is recognized on a straight line basis as the cancellation privileges expire ratably over the stated contractual term, which are for periods of six to twenty-four months. At June 30, 2003, the Company had deferred product and service revenue in the amount of $4.1 million.

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

Impact of Recently Issued Accounting Standards: In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Adoption of SFAS No. 150 is required for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company’s quarter ending September 30, 2003.

3.    Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Numerator:
Net loss	$(12,826,891)	$(12,229,003)	$(26,593,786)	$(23,824,885)
Denominator:
Weighted average number of common shares	60,368,062	50,504,418	56,040,409	50,425,556
Loss per share:
Basic and diluted	(0.21)	(0.24)	(0.47)	(0.47)

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares are summarized below:

	June 30, 2003	June 30, 2002
Number of dilutive potential common shares	4,955,609	6,624,341

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

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying condensed consolidated statements of operations. GEFCS had an operating and net loss of approximately $80,000 and $173,000 for the three and six months ended June 30, 2003, respectively. For the three months ended June 30, 2003, equity in losses of affiliates, related to GEFCS, was approximately $480,000 including amortization of the related intangible asset of $448,000. For the six months ended June 30, 2003, equity in losses of affiliates, related to GEFCS, was approximately $965,000 including amortization of the related intangible asset of $896,000. Accumulated amortization at June 30, 2003 was approximately $6.2 million.

Under a separate agreement, the Company has agreed to source from General Electric Company technical support services for its product development effort, including engineering, testing, manufacturing and quality control services. Under this agreement, the Company has committed to purchase a minimum of $12.0 million of such services over a five-year period, which began September 30, 1999. Through June 30, 2003, the Company had purchased approximately $7.5 million of such services. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company’s employees regarding procurement activities pursuant to this agreement.

5.    Acquisition of H Power Corp.

On March 25, 2003, the Company consummated a merger transaction with H Power, a company also involved in the design, development, and manufacture of PEM fuel cells and fuel cell systems, pursuant to which the Company acquired all of the outstanding shares of H Power in a stock-for-stock exchange. In connection with the transaction, H Power stockholders received 0.8305 shares of our common stock for each share of H Power common stock held immediately prior to the transaction resulting in the issuance of 8,950,113 shares of our common stock. In the aggregate, the Company issued 9,063,080 shares of its common stock in connection with the transaction. Immediately following the transaction H Power became a wholly owned subsidiary of the Company.

Effective March 25, 2003, the Company and H Power are treated as a single company for financial reporting purposes and the Company has recorded the fair value of H Power’s net assets on its consolidated financial statements. The historical financial statements of the Company will continue to be the historical financial statements of the combined company for periods prior to the merger. The fair value of the shares issued as a result of the transaction is estimated at approximately $45.9 million. The Company also incurred direct transaction costs of $4.1 million in connection with the transaction. As part of the acquisition, the Company acquired cash, cash equivalents and marketable securities of H Power of approximately $29.6 million, after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.8 million which were accounted for as additional purchase price. The Company has recorded approximately $10.5 million of goodwill related to the transaction. The Company has included H Power in its consolidated financial position and results of operation since the date of acquisition.

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

	Historical
	Plug Power for the six months ended June 30, 2003	H Power for the six months ended May 31, 2003	Proforma Adjustments	Total
Total revenue	$6,056,529	346,396	(346,396)	6,056,529
Net loss	(26,593,786)	(6,539,630)	532,777	(32,600,639)

Basic and diluted loss per share				(0.54)

	Historical
	Plug Power for the three months ended June 30, 2002	H Power for the three months ended May 31, 2002	Proforma Adjustments	Total
Total revenue	$2,543,689	1,063,643	(1,028,207)	2,579,125
Net loss	(12,229,003)	(7,462,595)	765,007	(18,926,591)

Basic and diluted loss per share				(0.32)

	Historical
	Plug Power for the six months ended June 30, 2002	H Power for the six months ended May 31, 2002	Proforma Adjustments	Total
Total revenue	$5,447,955	1,410,039	(1,373,486)	5,484,508
Net loss	(23,824,885)	(14,002,225)	1,297,284	(36,529,826)

Basic and diluted loss per share				(0.62)

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

In conjunction with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its finite-lived acquired intangible assets and determined that no revisions were necessary. The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of December 31, 2002 and June 30, 2003 were as follows:

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution Agreement	$16,250,000	$7,726,362	$16,250,000	$6,761,238
Purchased Technology (2000)	9,267,500	9,267,500	9,267,500	8,752,653
Purchased Technology (2003)	5,500,000	687,500	—	—

Total	$31,017,500	$17,681,362	$25,517,500	$15,513,891

Amortization expense for intangible assets during the three and six months ended June 30, 2003 was $1,135,400, and $2,098,147, respectively. Estimated amortization expense for the remainder of 2003 and the five succeeding years are as follows:

Estimated Amortization Expense
Remainder of 2003	$2,270,800
2004	4,541,600
2005	2,479,100
2006	1,791,600
2007	1,791,600
2008	530,762

7.    Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2003 are as follows:

	Common Stock Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance at December 31, 2002	50,997,073	$509,971	$347,747,664	$(255,560,867)	$92,696,768
Stock issued in acquisition of H Power	9,063,080	90,631	46,169,945	—	46,260,576
Stock based compensation	803,223	8,032	1,005,546	—	1,013,578
Stock issued under employee stock purchase plan	42,684	427	162,638	—	163,065
Stock option exercises	25,498	255	46,779	—	47,034
Net loss	—	—	—	(26,593,786)	(26,593,786)

Balance at June 30, 2003	60,931,558	$609,316	$395,132,572	$(282,154,653)	$113,587,235

8.    Commitments and Contingencies

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

9.    Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the six months ended June 30, 2003 and 2002:

	June 30, 2003	June 30, 2002
Cash paid for interest	$34,017	$51,740
Net assets acquired, excluding cash and cash equivalents	6,106,293	—

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

Overview

We design, develop and manufacture on-site electric power generation systems utilizing proton exchange membrane (PEM) fuel cells for stationary applications. We were formed in 1997, as a joint venture between Edison Development Corporation (EDC), a DTE Energy company and Mechanical Technology Incorporated (MTI). In addition, we have established an “extended enterprise” through strategic relationships with marketing, technology, supply chain, and government partners. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions, Strategic Relationships and Development Agreements.

We are focused on fuel cell systems fueled by natural gas, liquid petroleum gas (LPG), and hydrogen gas, for a variety of stationary applications. We are developing an architected technology platform from which we expect to offer multiple point products, ranging from direct current (DC) back-up power for telecom applications, to alternating current (AC), prime power for residential and light commercial applications. The platform approach is expected to improve our return on investment, while allowing us to leverage the volume of several products into cost reduction of common platform components and modules.

Through June 30, 2003, our stockholders in the aggregate have contributed $293.2 million in cash, including $93.0 million in net proceeds from our initial public offering and $51.6 million in net proceeds from our follow-on public offering, and $33.4 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and equity interests in affiliates. Additionally, in the first quarter of 2003, we issued approximately 9.0 million shares of common stock in connection with a merger transaction that which increased our cash, cash equivalents and marketable securities by approximately $29.6 million, after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.8 million.

From inception through June 30, 2003, we have incurred losses of $282.2 million and expect to continue to incur losses as we continue our product development and commercialization programs and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the related service requirements necessary to maintain those systems and potential design changes required as a result of field testing.

Recent Developments

Offer to Exchange Options: On June 20, 2003, the Company issued 607,804 shares of restricted stock and cancelled 1,810,048 options to purchase common stock in connection with the Company’s offer to eligible employees the right to exchange options to purchase shares of common stock with an exercise price of $8.53 or greater per share. The shares of restricted stock received in this exchange will vest in three equal installments effective 21 months, 24 months and 27 months from the date of the exchange.

Acquisition of H Power Corp.: On March 25, 2003, the Company consummated a merger transaction with H Power Corp. (“H Power”), a company also involved in the design, development and manufacture of proton exchange membrane fuel cells and fuel cell systems, pursuant to which the Company acquired all of the outstanding shares of H Power in a stock-for-stock exchange. Immediately following the transaction, H Power became a wholly-owned subsidiary of the Company. For further information, see note 5 entitled “Acquisition of H Power Corp.” in the notes to the condensed consolidated financial statements in this Form 10-Q.

New Board Member: On July 28, 2003 John G. Rice resigned as a director of the Company and the Board of Directors appointed Richard R. Stewart, President and Chief Executive Officer of GE Aero Energy, as a class III Director to fill the vacancy resulting from Mr. Rice’s resignation.

2003 Significant events

Introduced the GenCoreTM5T, our 5-kilowatt fuel cell system, designed to provide extended run back-up power specifically for the telecommunications industry in the demanding outside plant (OSP) market. The GenCoreTM5T is our first direct hydrogen product based on a proprietary, modular, scaleable, architected GenCore fuel cell platform. Future products from this platform, ranging from 2-12 kilowatts, will be marketed to the cable broadband and uninterruptible power supply (UPS) industries.

Introduced the GenSys™5P, our first liquid propane gas (LPG) fueled product. The GenSys™5P, a 5-kilowatt, grid-parallel fuel cell system, is being marketed to an audience that includes rural electric cooperatives, customers that have no utility-provided electricity supply, and federal and state government customers who require the remote fuel capability that LPG provides.

In collaboration with Vaillant GmbH we have installed 13 proton exchange membrane fuel cell heating appliances in multi-family homes and small businesses in Germany, the Netherlands, Austria and Luxembourg. These systems are supporting both Vaillant customers and the Commission of the European Union’s Virtual Power Plant Program with fuel cell heating appliances that produce up to 9 kilowatts of heat and 4.6 kilowatts of electricity to multi-family homes and small businesses.

Strengthened our intellectual property position by increasing the number of U.S. and foreign patents. At June 30, 2003, we hold 101 patents and have an additional 142 patents pending.

Participated in a White-House-sponsored energy independence event led by President George W. Bush to promote a $1.2 billion Freedom Car and Fuel initiative.

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

Under a separate agreement, we have agreed to source from General Electric Company technical support services for our product development effort, including engineering, testing, manufacturing and quality control services. Under this agreement, we have committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. Through June 30, 2003, we have purchased approximately $7.5 million of such services and we expect to fulfill our obligation over the remainder of its term. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company’s employees regarding procurement activities pursuant to this agreement.

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

Engelhard: We have a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the joint development agreement we have contributed $10.0 million to fund Engelhard’s development efforts. Of this amount, $8.6 million has been expensed with the remaining $1.4 million being recorded under the balance sheet caption “Prepaid development costs” as of June 30, 2003. Engelhard in turn has purchased $10.0 million of our common stock. Starting in 2003, the supply agreement with Engelhard specifies the rights and obligations for Engelhard to supply products to us over the next 10 years.

Results of Operations

Comparison of the Three Months Ended June 30, 2003 and June 30, 2002.

Product and service revenue. Our initial commercial sales for the delivery of limited edition fuel cell systems are contract-specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support, and which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. The costs associated with the product, service and other obligations are expensed as they are incurred.

During the three months ending June 30, 2003, we delivered 37 fuel cell systems to select customers as compared to 31 fuel cell systems for the three months ending June 30, 2002. Product and service revenue decreased to $2.1 million for the three months ended June 30, 2003, from $2.2 million during the second quarter of 2002. During the quarter ended June 30, 2003, we recognized revenue of $1.8 million which was previously deferred and $331,000 related to fuel cell systems delivered in the quarter. We also deferred recognition of product and service revenue in the amount of $2.3 million during the quarter which is being recognized over the contractual period of the underlying service and other contractual obligations. During the same period last year, we recognized revenue in the amount of $2.2 million, including $2.0 million related to previously deferred revenue and $0.2 millions related to fuel cell systems delivered in the quarter, and deferred recognition of product and service revenue in the amount of $2.6 million.

As of June 30, 2003, we have total product and service deferred revenue in the amount of $4.1 million and expect to recognize approximately $2.6 million of the product and service deferred revenue throughout the remainder of 2003.

Research and development contract revenue. Research and development contract revenue increased to $959,000 for the three months ended June 30, 2003 from $354,000 during the same period last year. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 25% and 50%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. The increase is due to the addition of development agreements with the New York State Energy Research and Development Authority and Honda R&D Co., Ltd. of Japan under which we began recognizing revenue in the fourth quarter of 2002. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of revenues. Cost of revenues for the three months ended June 30, 2003, increased to $3.3 million from $2.9 million during the same period last year. Cost of revenues includes the direct cost incurred in the manufacture of the products we sell, as well as costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of productive materials and fees paid to outside suppliers for subcontracted components and services.

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

Cost of revenues for the three months ended June 30, 2003 and 2002 consists of the following:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Cost of product and service revenue	$2,055,754	$2,202,078
Cost of research and development contract revenue	1,285,121	689,590

Total cost of revenue	$3,340,875	$2,891,668

Noncash research and development expense. Noncash research and development expense for the three months ended June 30, 2003, increased to $289,000 from $131,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

Other research and development expense. Other research and development expense decreased to $10.1 million for the three months ended June 30, 2003 from $10.2 million for the three months ended June 30, 2002. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques which result in lower research and development costs because we build fewer systems for internal test and evaluation.

During the quarter ended June 30, 2003, research and development expenses also include amortization of prepaid development costs in the amount of $408,000 under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs” and amortization in the amount of $687,500 related to the portion of the H Power purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”. During the same period last year, research and development expenses also include amortization of prepaid development costs in the amount of $407,000 under our joint development program with Engelhard, recorded on our balance sheet under the caption

“Prepaid development costs” and amortization in the amount of $772,000 related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”.

Noncash general and administrative expense. Noncash general and administrative expenses for the three months ended June 30, 2003 decreased to $84,000 from $100,000 for the same period last year. Noncash general and administrative expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

Other general and administrative expense. Other general and administrative expense was $1.8 million for the three months ended June 30, 2003 compared to $1.6 million for the same period last year. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest expense. Interest expense was $16,000 for the three months ended June 30, 2003, compared to $26,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities decreased to $191,000 for the three months ended June 30, 2003, from $594,000 for the same period in 2002. The decrease was due to a lower yield on our investment portfolio during a period of generally declining interest rates. The higher interest earned for the three months ended June 30, 2002 was the result of better yields on investments purchased during 2000 with maturities in 2002.

Equity in losses of affiliates. Equity in losses of affiliates increased to $480,000 for the three months ended June 30, 2003 from $478,000 during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems in the amount of $32,000 and amortization of our original investments in the amount of $448,000.

Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

Comparison of the Six Months Ended June 30, 2003 and June 30, 2002.

Product and service revenue Our initial commercial sales for the delivery of limited edition fuel cell systems are contract-specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support, and which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. The costs associated with the product, service and other obligations are expensed as they are incurred.

During both the six month period ended June 30, 2003 and the six month period ended June 30, 2002, we delivered 43 fuel cell systems to select customers. Product and service revenue decreased to $4.2 million for the six months ended June 30, 2003, from $4.8 million during the second quarter of 2002. During the six months ended June 30, 2003, we recognized revenue in the amount of $3.8 million which was previously deferred and $369,000 related to fuel cell systems delivered in the first half of 2003. We also deferred recognition of product and service revenue in the amount of $2.6 million during the six month period ended June 30, 2003 which is being recognized over the contractual period of the underlying service and other contractual obligations. During the six months ended June 30, 2002, we recognized $4.0 million of revenue which was previously deferred and $0.8 million related to fuel cell systems delivered in the first half of 2002, and deferred recognition of product and service revenue in the amount of $3.8 million.

As of June 30, 2003, we have total product and service deferred revenue in the amount of $4.1 million and expect to recognize approximately $2.6 of the product and service deferred revenue throughout the remainder of 2003.

Research and development contract revenue. Research and development contract revenue increased to $1.9 million for the six months ended June 30, 2003 from $686,000 during the same period last year. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 25% and 50%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period.

Cost of revenues. Cost of revenues for the six months ended June 30, 2003, increased to $5.1 million from $4.6 million during the same period last year. Cost of revenues includes the direct cost incurred in the manufacture of the products we sell, as well as costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of productive materials and fees paid to outside suppliers for subcontracted components and services.

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

Cost of revenues for the six months ended June 30, 2003 and 2002 consists of the following:

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Cost of product and service revenue	$2,620,290	$3,316,142
Cost of research and development contract revenue	2,486,569	1,266,690

Total cost of revenue	$5,106,858	$4,582,832

Noncash research and development expense. Noncash research and development expense for the six months ended June 30, 2003, increased to $515,000 from $200,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

Other research and development expense. Other research and development expense decreased to $20.0 million for the six months ended June 30, 2003 from $21.0 million for the six months ended June 30, 2002. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques which result in lower research and development costs because we build fewer systems for internal test and evaluation.

During the six month period ended June 30, 2003, research and development expenses also include amortization of prepaid development costs in the amount of $772,000 under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs”, amortization of $515,000 related to the portion of the Gastec purchase price, and $687,500 related to the portion of the H Power purchase price which have both been capitalized and recorded on our balance sheet under the caption “Intangible assets”. During the same period last year, research and development expenses also include amortization of prepaid development costs in the amount of $755,000 under our joint development program with Engelhard and amortization in the amount of $1.4 million related to the portion of the Gastec purchase. At June 30, 2003 the carrying value of the intangible assets acquired from H Power was $4.8 million. As of March 31, 2003, the intangible assets acquired from Gastec have been fully amortized.

Noncash general and administrative expense. Noncash general and administrative expenses for the six months ended June 30, 2003 decreased to $105,000 from $443,000 for the same period last year. Noncash general and administrative expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

Other general and administrative expense. Other general and administrative expense was $3.3 million for the six months ended June 30, 2003 compared to $3.0 million for the same period last year. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest expense. Interest expense was $33,000 for the six months ended June 30, 2003, compared to $51,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities decreased to $393,000 for the six months ended June 30, 2003, from $1.1 million for the same period in 2002. The decrease was due to a lower yield on our investment portfolio during a period of generally declining interest rates. The higher interest earned for the same period last year was the result of better yields on investments purchased during 2000 and early 2001 with maturities in 2002.

Equity in losses of affiliates. Equity in losses of affiliates decreased to $965,000 for the six months ended June 30, 2003 from $1.1million during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems in the amount of $69,000 and amortization of our original investments in the amount of $896,000. During the six months ended June 30, 2002, we recorded equity in losses of affiliates, related to AEI, of $97,000 which reduced the carrying value of our investment to zero.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance which could materially impact our financial position and results of operations. At June 30, 2003, our net deferred tax assets have been offset in full by a valuation allowance. As a result the net provision for income taxes is zero for the three and six months ended June 30, 2003.

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

We have financed our operations through June 30, 2003 primarily from the issuance of equity, which has provided cash in the amount of $293.2 million and net cash proceeds from the acquisition of H Power $29.6 million. As of June 30, 2003, we had unrestricted cash and cash equivalents and marketable securities totaling $66.1 million and working capital of $65.0 million. Additionally, we have restricted cash in the amount of $5.0 million, which was escrowed to collateralize debt associated with the purchase of our facilities in 1999. Since inception, net cash used in operating activities has been $209.8 million and cash used in investing activities has been $27.7 million, including our purchase of property, plant and equipment of $29.6 million, our investments in marketable securities in the amount of $16.8 million offset, in part, by our proceeds from acquisition of $36.5 million.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there have been no material changes in our interest rate risk position since December 31, 2002. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of our business activities.

ITEM 4—CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

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

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2003, we issued 83,811 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders (“Annual Meeting”) held on May 22, 2003, the Company’s shareholders approved the following:

(1) To elect the following directors as Class I Directors, each to hold office until the Company’s 2006 annual meeting of stockholders and until such director’s successor is duly elected and qualified:

Nominee	For	Against/ Withheld	Broker Abstain	NonVotes
Dr. Roger B. Saillant	52,161,466	348,745	—	—
Anthony F. Early, Jr.	52,283,016	227,195	—	—
Gary K. Willis	52,282,824	227,387	—	—

ITEM 5—OTHER INFORMATION

On July 28, 2003 John G. Rice, of GE Power Systems, resigned as a director of the Company and the Board of Directors appointed Richard R. Stewart, also of GE Power Systems, as a Class III Director to fill the vacancy resulting from Mr. Rice’s resignation.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits.

31.1 and 31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 and 32.2 Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B) Reports on Form 8-K.

On June 9, 2003, we filed a report on Form 8-K/A reporting under item 5 disclosing the required financial statements and pro forma financial information in relation to our acquisition of H Power Corp.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 11, 2003	by: /s/ ROGER B. SAILLANT
Roger B. Saillant Chief Executive Officer

by: /s/ DAVID A. NEUMANN
David A. Neumann Chief Financial Officer