Form 10-Q
period 2003-09-30
PLUG POWER INC
filed 2003-10-30
CIK 1093691

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The number of shares of common stock outstanding as of October 27, 2003 was 60,984,491 par value of $.01 per share.

PLUG POWER INC.

INDEX to FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets – September 30, 2003 and December 31, 2002	3

Condensed Consolidated Statements of Operations – Three and nine month periods ended September 30, 2003 and September 30, 2002 and Cumulative Amounts from Inception	4

Condensed Consolidated Statements of Cash Flows—Nine month periods ended September 30, 2003 and September 30, 2002 and Cumulative Amounts from Inception	5

Notes to Condensed Consolidated Financial Statements	6 – 13

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 22

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	23

Item 4 – Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings	24

Item 2 – Changes in Securities and Use of Proceeds	24

Item 6 – Exhibits and Reports on Form 8-K	24

Signatures	25

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$44,854,773	$27,257,641
Restricted cash	325,000	325,000
Marketable securities	12,705,864	28,590,378
Accounts receivable	3,097,285	4,145,328
Inventory	3,197,456	2,031,995
Prepaid development costs	1,036,276	2,145,265
Prepaid expenses and other current assets	903,659	2,639,630

Total current assets	66,120,313	67,135,237
Restricted cash	4,675,274	4,675,274
Property, plant and equipment, net	24,590,752	26,320,676
Intangible asset	4,125,000	514,847
Investment in affiliate	8,046,834	9,488,762
Goodwill	10,308,643	—
Other assets	465,796	547,995

Total assets	$118,332,612	$108,682,791

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,480,094	$947,839
Accrued expenses	3,843,465	3,103,135
Deferred revenue	4,550,828	5,878,784
Current portion of capital lease obligation and long-term debt	325,885	329,706

Total current liabilities	11,200,272	10,259,464
Long-term debt	4,729,412	4,644,288
Deferred grant revenue	50,000	200,000
Other liabilities	925,425	882,271

Total liabilities	16,905,109	15,986,023

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 60,983,269 shares issued and outstanding at September 30, 2003 and 50,997,073 shares issued and outstanding at December 31, 2002	609,833	509,971

Paid-in capital	395,377,834	347,747,664
Deficit accumulated during the development stage	(294,560,164)	(255,560,867)

Total stockholders’ equity	101,427,503	92,696,768

Total liabilities and stockholders’ equity	$118,332,612	$108,682,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative Amounts from Inception
	2003	2002	2003	2002
Revenue
Product and service revenue	$1,988,093	$2,619,110	$6,166,687	$7,381,398	$18,166,924
Research and development contract revenue	1,477,011	374,577	3,354,946	1,060,244	36,027,525

Total revenue	3,465,104	2,993,687	9,521,633	8,441,642	54,194,449

Cost of revenue and expenses
Cost of revenues	3,606,186	3,142,867	8,713,044	7,725,699	69,988,154
In-process research and development	—	—	3,000,000	—	12,026,640
Research and development expense:
Noncash stock-based compensation	500,596	269,836	1,433,828	520,006	3,567,593
Other research and development	9,727,157	8,411,249	29,338,357	29,405,724	220,437,753
General and administrative expense:
Noncash stock-based compensation	184,829	22,135	355,862	415,308	12,309,675
Other general and administrative	1,505,024	1,667,745	4,727,749	4,688,194	36,701,598

Operating loss	(12,058,688)	(10,520,145)	(38,047,207)	(34,313,289)	(300,836,964)

Interest income	144,798	352,079	537,727	1,433,733	17,764,780
Interest expense	(14,781)	(24,897)	(47,889)	(75,644)	(957,064)

Loss before equity in losses of affiliates	(11,928,671)	(10,192,963)	(37,557,369)	(32,955,200)	(284,029,248)

Equity in losses of affiliates	(476,840)	(481,403)	(1,441,928)	(1,544,051)	(10,530,916)

Net loss	$(12,405,511)	$(10,674,366)	$(38,999,297)	$(34,499,251)	$(294,560,164)

Loss per share:
Basic and diluted	$(0.20)	$(0.21)	$(0.68)	$(0.68)

Weighted average number of shares outstanding	60,958,387	50,818,978	57,697,749	50,558,138

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows - (Unaudited)

	Nine months ended September 30,		Cumulative Amounts from Inception
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(38,999,297)	$(34,499,251)	$(294,560,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,111,707	4,335,369	18,417,902
Equity in losses of affiliates	1,441,928	1,544,051	10,530,916
Amortization of intangible asset	1,889,847	2,183,000	10,999,500
Noncash prepaid development costs	1,108,989	1,185,626	8,963,724
Amortization of deferred grant revenue	(150,000)	(150,000)	(750,000)
Stock based compensation	1,789,690	1,232,563	16,825,989
Loss on disposal of property, plant and equipment	—	—	32,493
In-kind services	—	—	1,340,000
Amortization and write-off of deferred rent	—	—	2,000,000
In-process research and development	3,000,000	—	7,042,640
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	1,267,387	(778,379)	(2,877,941)
Inventory	(413,096)	427,639	(2,445,091)
Prepaid expenses and other current assets	(146,453)	(337,017)	(2,764,169)
Accounts payable and accrued expenses	(204,665)	(897,160)	3,798,201
Deferred revenue	(1,327,956)	(314,429)	5,350,828

Net cash used in operating activities	(27,631,919)	(26,067,988)	(218,095,172)

Cash Flows From Investing Activities:
Proceeds from acquisition	36,521,491	—	36,521,491
Integration costs and expenses associated with acquisition	(7,055,750)	—	(7,055,750)
Purchase of property, plant and equipment	(289,554)	(1,505,930)	(29,750,480)
Proceeds from disposal of property, plant and equipment	—	—	310,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Marketable securities	15,884,514	13,266,179	(12,705,864)

Net cash provided by (used in) investing activities	45,060,701	11,760,249	(23,804,437)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	—	140,342,782
Proceeds from initial public offering, net	—	—	94,611,455
Proceeds from secondary public offering, net	—	—	52,017,750
Stock issuance costs	—	—	(2,068,776)
Proceeds from shares issued for stock option exercises and employee stock purchase plan	215,318	918,458	8,345,861
Cash placed in escrow	—	—	(5,061,878)
Principal payments on long-term debt and capital lease obligations	(46,968)	(17,167)	(1,432,812)

Net cash provided by financing activities	168,350	901,291	286,754,382

Increase (decrease) in cash and cash equivalents	17,597,132	(13,406,448)	44,854,773
Cash and cash equivalents, beginning of period	27,257,641	53,648,145	—

Cash and cash equivalents, end of period	$44,854,773	$40,241,697	$44,854,773

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

Plug Power designs and develops on-site energy systems for energy consumers worldwide. The Company’s architecture-based technology platform includes proprietary proton exchange membrane (PEM) fuel cell and fuel processing technologies, from which multiple products are expected to be offered. The Company is currently developing: (1) backup power products for telecommunications, broadband and industrial uninterruptible power supply (UPS) applications; (2) battery-replacement modules for material handling equipment; (3) on-site hydrogen generation for a variety of industrial gas applications; and (4) combined heat and power products for remote residential and small commercial applications.

Recent Developments

On March 25, 2003, the Company consummated a merger transaction with H Power Corp. (“H Power”), a company also involved in the design, development and manufacture of proton exchange membrane fuel cells and fuel cell systems, pursuant to which the Company acquired all of the outstanding shares of H Power in a stock-for-stock exchange. Immediately following the transaction, H Power became a wholly owned subsidiary of the Company. For further information, see note 5 below.

The Company strengthened its intellectual property position by adding four new patents to its portfolio in the third quarter of 2003. At September 30, 2003, the Company held 105 patents and had an additional 144 patents pending.

As discussed below, on October 16, 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the issuance from time to time of up to an aggregate of $60.0 million of its common stock and/or preferred stock.

In October 2003, the Company successfully demonstrated a prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California. The Home Energy Station is a fully integrated system co-developed by the Company and Honda R & D Co., Ltd. of Japan (“Honda”), a subsidiary of Honda Motor Co., Ltd., using proprietary technologies from both companies. The system was developed under an exclusive joint development agreement between the Company and Honda dated October 2002. The Company’s work under the joint development agreement is funded by Honda.

Liquidity

The Company’s cash requirements depend on numerous factors, including but not limited to, product development activities, the ability to commercialize its on-site energy systems, market acceptance of its systems and other factors. The Company expects to continue to devote substantial capital resources to its development programs directed at commercializing on-site energy systems worldwide and to hire and train production staff, develop and expand manufacturing capacity and continue research and development activities. The Company will pursue expansion of its operations through internal growth and strategic alliances and expects such activities will be funded from existing cash, cash equivalents, marketable securities and issuance of equity or debt securities or other borrowings subject to market and other conditions.

At September 30, 2003, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $57.6 million and working capital of $54.9 million. Management believes that the Company’s currently available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

On October 16, 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the issuance from time to time of up to an aggregate of $60.0 million of its common stock and/or preferred stock. The shelf registration gives the Company the ability to raise capital by completing one or more offerings of its common stock or preferred stock.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2002 has been derived from the Company’s December 31, 2002 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements for the periods as of and ending September 30, 2003 and 2002.

Cash Equivalents and Restricted Cash: Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

At September 30, 2003, the Company had restricted cash in the amount of $5.0 million that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, “Restricted cash” in the accompanying condensed consolidated balance sheets.

Marketable Securities: Marketable securities includes investments in corporate debt securities, government backed securities and US Treasury obligations which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities would be reflected in other comprehensive income (loss) and as a separate component of stockholders’ equity. There was no significant difference between cost and fair value of these investments at September 30, 2003.

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

The Company’s initial commercial sales for the delivery of fuel cell systems are contract specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support, and which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. The Company’s contractual arrangements under its initial commercial sales are with a limited number of customers and the arrangements are separately negotiated. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance.

The Company defers recognition of product and service revenue as a result of the cancellation privileges and revenue is recognized on a straight line basis as the cancellation privileges expire ratably over the stated contractual term, which are for periods of twelve to eighteen months. At September 30, 2003, the Company had deferred product and service revenue in the amount of $4.6 million.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized.

Stock-Based Compensation: The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(12,405,511)	$(10,674,366)	$(38,999,297)	$(34,499,251)
Add: Stock-based employee compensation expense included in reported net loss	685,425	291,971	1,789,690	935,314
Deduct: Total stock-based employee compensation determined under fair value based method	(1,679,008)	(7,886,737)	(5,037,023)	(23,660,210)

Proforma net loss	$(13,399,094)	$(18,269,132)	$(42,246,630)	$(57,224,147)

Loss per share
Basic and diluted – as reported	$(0.20)	$(0.21)	$(0.68)	$(0.68)

Basic and diluted – proforma	$(0.22)	$(0.36)	$(0.73)	$(1.13)

On June 20, 2003, the Company issued 607,804 shares of restricted stock and cancelled 1,810,048 options to purchase common stock in connection with the Company’s offer to eligible employees to exchange options to purchase shares of common stock with an exercise price of $8.53 or greater per share for shares of restricted stock on a three for one basis. The shares of restricted stock received in this exchange will vest in three equal installments effective 21 months, 24 months and 27 months from the date of the exchange. During the three and nine-month periods ended September 30, 2003, the Company recorded employee compensation expense of $399,000 and $532,000, respectively relating to the issuance of the restricted stock awards.

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

Impact of Recently Issued Accounting Standards: In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Adoption of SFAS No. 150 is required for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company’s quarter ending September 30, 2003. The Company’s adoption of SFAS No. 150 on July 1, 2003 had no material effect on the Company.

3. Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(12,405,511)	$(10,674,366)	$(38,999,297)	$(34,499,251)
Denominator:
Weighted average number of common shares	60,958,387	50,818,978	57,697,749	50,558,138
Loss per share:
Basic and diluted	(0.20)	(0.21)	(0.68)	(0.68)

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares at September 30, 2003 and 2002 are summarized as follows:

	2003	2002
Number of dilutive potential common shares	4,925,293	6,559,197

4. Investments in Affiliates

GE Fuel Cell Systems, LLC

In February 1999, the Company entered into an agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, distribute, install and service certain of its PEM fuel cell systems under 35 kW designed for use in residential, commercial and industrial stationary power applications on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc. (“DTE”), has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Power Systems business.

In connection with the original formation of GEFCS, the Company issued 2,250,000 shares of its common stock to GE MicroGen, Inc. in exchange for a 25% interest in GEFCS. In August 2001, the Company amended its agreements with GE Microgen, Inc. and GEFCS to expand GEFCS’ exclusive worldwide distribution rights to include all of the Company’s stationary PEM fuel cell systems, excluding those states serviced by DTE. In addition, the Company increased its ownership interest in GEFCS from 25% to 40%. In return, the Company granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of our common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. In connection with these transactions, the Company capitalized $11.3 million (the fair value of the shares issued) and $5.0 million (the fair value, calculated using the Black-Scholes pricing model, of the option), under the caption “Investment in affiliate” in the accompanying condensed consolidated financial statements, and is amortizing this amount over the remaining term of the original distribution agreement.

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying condensed consolidated statements of operations. GEFCS had an operating and net loss of approximately $72,000 and $245,000 for the three and nine months ended September 30, 2003, respectively. For the three months ended September 30, 2003, equity in losses of affiliates, related to GEFCS, was approximately $477,000 including amortization of the related intangible asset of $448,000. For the nine months ended September 30, 2003, equity in losses of affiliates, related to GEFCS, was approximately $1.4 million including amortization of the related intangible asset of $1.3 million. Accumulated amortization at September 30, 2003 was approximately $6.7 million.

Under a separate agreement, the Company has agreed to source from General Electric Company technical support services for its product development effort, including engineering, testing, manufacturing and quality control services. Under this agreement, the Company has committed to purchase a minimum of $12.0 million of such services over a five-year period, which began September 30, 1999. Through September 30, 2003, the Company had purchased approximately $8.0 million of such services. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company’s employees regarding procurement activities pursuant to this agreement.

5. Acquisition of H Power Corp.

On March 25, 2003, the Company consummated a merger transaction with H Power, a company also involved in the design, development, and manufacture of PEM fuel cells and fuel cell systems, pursuant to which the Company acquired all of the outstanding shares of H Power in a stock-for-stock exchange. In connection with the transaction, H Power stockholders received 0.8305 shares of the Company’s common stock for each share of H Power common stock held immediately prior to the transaction resulting in the issuance of 8,950,113 shares of Company’s common stock. In the aggregate, the Company issued 9,063,080 shares of its common stock in connection with the transaction. Immediately following the transaction H Power became a wholly owned subsidiary of the Company.

Effective March 25, 2003, the Company and H Power are treated as a single company for financial reporting purposes and the Company has recorded the fair value of H Power’s net assets on its consolidated financial statements. The historical financial statements of the Company will continue to be the historical financial statements of the combined company for periods prior to the merger. The fair value of the shares issued as a result of the transaction is estimated at approximately $45.9 million. The Company also incurred direct transaction costs of $4.1 million in connection with the transaction. As part of the acquisition, the Company acquired cash, cash equivalents and marketable securities of H Power of approximately $29.6 million, after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.8 million which were accounted for as additional purchase price. The Company has recorded approximately $10.3 million of goodwill related to the transaction. The Company has included H Power in its consolidated financial position and results of operations since the date of acquisition.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of performing valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

At March 25, 2003
Current assets	$38,239,504
Property and equipment	966,876
Acquired in-process R&D	3,000,000
Intangible assets	5,500,000
Goodwill	10,308,643
Other	50,585

Total assets acquired	58,065,608

Current liabilities	12,267,882
Long-term debt	112,150

Total liabilities assumed	12,380,032

Net assets acquired	$45,685,576

Approximately $3.0 million of the purchase price represents the estimated fair value of acquired in-process research and development projects. Accordingly, this amount was immediately expensed in the consolidated statement of operations as of the date of acquisition. This write-off is included in in-process research and development expenses on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2003. The acquired in-process research and development expense relates to certain H Power fuel cell technology.

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

	Historical		Proforma Adjustments	Total
	Plug Power for the three months ended September 30, 2002	H Power for the three months ended August 31, 2002
Total revenue	$2,993,687	$942,938	$(927,938)	$3,008,687
Net loss	(10,674,366)	(6,991,507)	568,360	(17,097,513)
Basic and diluted loss per share				(0.29)

	Historical		Proforma Adjustments	Total
	Plug Power for the nine months ended September 30, 2003	H Power for the nine months ended August 31, 2003
Total revenue	$9,521,633	$571,313	$(571,313)	$9,521,633
Net loss	(38,999,297)	(8,479,816)	563,957	(46,915,156)
Basic and diluted loss per share				(0.75)

	Historical		Proforma Adjustments	Total
	Plug Power for the nine months ended September 30, 2002	H Power for the nine months ended August 31, 2002
Total revenue	$8,441,642	$2,352,977	$(1,841,477)	$8,953,162
Net loss	(34,499,251)	(20,993,732)	2,550,837	(53,942,146)
Basic and diluted loss per share				(0.89)

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

In conjunction with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its finite-lived acquired intangible assets and determined that no revisions were necessary. The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution Agreement	$16,250,000	$8,203,166	$16,250,000	$6,761,238
Purchased Technology (2000)	9,267,500	9,267,500	9,267,500	8,752,653
Purchased Technology (2003)	5,500,000	1,375,000	—	—

Total	$31,017,500	$18,845,666	$25,517,500	$15,513,891

Amortization expense for intangible assets during the three and nine months ended September 30, 2003 was $1,135,400, and $3,234,147, respectively. Estimated amortization expense for the remainder of 2003 and the five succeeding years are as follows:

Estimated Amortization Expense
Remainder of 2003	$1,135,400
2004	4,541,600
2005	2,479,100
2006	1,791,600
2007	1,791,600
2008	530,762

7. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2003 are as follows:

	Common Stock Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance at December 31, 2002	50,997,073	$509,971	$347,747,664	$(255,560,867)	$92,696,768
Stock issued in acquisition of H Power	9,063,080	90,631	46,169,945	—	46,260,576
Stock based compensation	853,039	8,530	1,245,608	—	1,254,138
Stock issued under employee stock purchase plan	42,684	427	162,637	—	163,064
Stock option exercises	27,393	274	51,980	—	52,254
Net loss	—	—	—	(38,999,297)	(38,999,297)

Balance at September 30, 2003	60,983,269	$609,833	$395,377,834	$(294,560,164)	$101,427,503

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

The Company believes that the remaining allegations are without merit and intends to vigorously defend against those claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or prospects. However, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If the plaintiffs were to prevail, such an outcome could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

9. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the nine months ended September 30, 2003 and 2002:

	September 30, 2003	September 30, 2002
Cash paid for interest	$49,123	$76,553
Net assets acquired, excluding cash, cash equivalents and marketable securities	6,106,293	—

MANAGEMENT’S DISCUSSION AND ANAYLSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002 on March 31, 2003. In addition to historical information, this Form 10-Q and the following discussion contain statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations, our product development expectations and our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on these forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, our ability to develop commercially viable on-site energy products; the cost and timing of developing on-site energy products; market acceptance of our on-site energy products; our reliance on our relationship with certain affiliates of General Electric (GEFCS); our ability to perform on the multi-generation product plan in a manner satisfactory to GEFCS; our ability to manufacture on-site energy products on a commercial basis; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our on-site energy products; the ability to raise and provide the necessary capital to develop, manufacture and market our on-site energy products; our ability to establish relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; our ability to protect our intellectual property; our ability to lower the costs of our on-site energy products and demonstrate their reliability; the cost of complying with current and future governmental regulations; the impact of deregulation and restructuring of the electric utility industry on demand for our on-site energy products, fluctuation in the trading price and volume of our common stock and other risks and uncertainties discussed, but are not limited to, those set forth under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.

Overview

Plug Power designs and develops on-site energy systems for energy consumers worldwide. Plug Power plans to manufacture, market and support products that are cleaner and more reliable than incumbent technologies. Our architecture-based technology platform includes proprietary proton exchange membrane (PEM) fuel cell and fuel processing technologies, from which we expect to offer multiple products. We are currently developing: (1) backup power products for telecommunications, broadband and industrial uninterruptible power supply (UPS) applications; (2) battery-replacement modules for material handling equipment; (3) on-site hydrogen generation for a variety of industrial gas applications; and (4) combined heat and power products for remote residential and small commercial applications.

In the near term, we plan to design our on-site energy-generating products for applications requiring 1-12 kilowatts (kW) of electrical output. In the long term, we expect to expand our product line to cover applications of 100 kW or more.

Product Development

GenCore™ – Backup Power -The GenCore platform is focused on providing backup, direct-current (DC) power products for telecom, broadband and industrial uninterruptible power supply (UPS) applications in the range of 2-12 kilowatts. GenCore products are fueled by hydrogen and do not require a fuel processor. We manufactured and delivered our first prototype GenCore backup system in 2002. The GenCore™5T, our first product based on our modular, scaleable, architected GenCore fuel cell platform, was introduced in May 2003 at Tyco Electronics’ booth at the Supercomm show, a premier telecommunications trade show.

GenSite™ – On-Site Hydrogen Generation - We expect to combine our proprietary fuel processor with available commercial components for gas compression, purification and storage to develop GenSite, an on-site hydrogen gas generator. This product is expected to target certain applications now served by packaged gas or electrolyzers.

GenSys™ – Remote Continuous Power for Light Commercial and Residential - We plan to continue to develop GenSys into a fully architected platform that will support a number of products, including liquefied petroleum gas fueled systems for remote commercial and remote residential applications, and eventually grid-connected light commercial and residential applications.

GenDrive™– Battery Replacement for Material Handling -The GenCore platform is expected to provide the basis for our development of the GenDrive product, a hydrogen-fueled battery-replacement module for material handling equipment. GenDrive is expected to bring value to large distribution centers by freeing expensive floor space from the re-charging infrastructure currently required to support batteries and by reducing the frequency of recharging/refueling. We expect GenDrive to maintain a higher state of charge in the equipment during operation than the batteries that are used today, allowing for greater productivity.

Home Energy Station – We are also currently developing technology in support of the automotive fuel cell market. In collaboration with Honda R&D Co. Ltd. of Japan (“Honda”), a subsidiary of Honda Motor Co., Ltd., we are developing a home refueling system that is expected to provide heat, hot water and electricity to the home, while also providing hydrogen to fuel a fuel cell vehicle.

2003 Significant Events

We consummated a merger transaction on March 25, 2003 with H Power Corp. (“H Power”), a company also involved in the design, development and manufacture of proton exchange membrane fuel cells and fuel cell systems, pursuant to which we acquired all of the outstanding shares of H Power in a stock-for-stock exchange. Immediately following the transaction, H Power became a wholly owned subsidiary of Plug Power. For further information, see note 5 entitled “Acquisition of H Power Corp.” in the notes to the condensed consolidated financial statements in this Form 10-Q.

We signed a joint marketing agreement in April, 2003 with Tyco Electronics, and in May introduced the GenCore 5T at Tyco’s booth at the Supercomm show, a premier telecommunications trade show. In the third quarter, we installed and commissioned the Company’s first prototype back-up product for the telecommunications industry, which is connected to Verizon’s telecommunication network. This one-year program sponsored by the New York State Energy Research and Development Authority will help provide Verizon and Plug Power with data on the application of fuel cells in the telecom industry.

We successfully demonstrated a prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California. The Home Energy Station is a fully integrated system co-developed by Plug Power and Honda using proprietary technologies from both companies. The system was developed under an exclusive joint development agreement between Plug Power and Honda dated October 2002. Plug Power’s work under the joint development agreement is funded by Honda.

We introduced the GenSys™5P, our first liquid propane gas (LPG) fueled product. The GenSys5P, a 5-kilowatt, grid-parallel fuel cell system, is being marketed to an audience that includes rural electric cooperatives, customers that have no utility-provided electricity supply, and federal and state government customers who require the remote fuel capability provided by LPG. The GenSys product line also includes the GenSys 5CS, a grid-connected system that is fueled by natural gas, which offers both combined heat and power and standby capability. Standby capability allows the fuel cell system to provide power to critical loads upon grid interruption. During the massive power blackout in the northeastern United States in August 2003, we had a number of systems with the standby feature in the field that continued to power critical loads for our customers. We delivered 20 GenSys 5CS systems to the Long Island Power Authority in the third quarter of 2003 for installation in residential locations, beginning in the fourth quarter of this year.

We delivered, in collaboration with European strategic partner Vaillant GmbH, 16 proton exchange membrane fuel cell heating appliances in multi-family homes and small businesses in Germany, the Netherlands, Austria and Luxembourg. These systems are supporting both Vaillant customers and the Commission of the European Union’s Virtual Power Plant Program with fuel cell heating appliances that produce up to 9 kilowatts of heat and 4.6 kilowatts of electricity to multi-family homes and small businesses.

We strengthened our intellectual property position by adding four new patents to our portfolio in the third quarter of 2003. At September 30, 2003, we hold 105 patents and have an additional 144 patents pending.

We participated in a White-House-sponsored energy independence event led by President George W. Bush to promote a $1.2 billion Freedom Car and Fuel initiative.

In the third quarter of 2003, 129 of our systems operated at 64 customer locations, generating more than 400,000 kilowatt-hours of electricity during the quarter. Since 2001, Plug Power systems, in total, have exceeded one million operating hours and have generated more than 2.8 million kilowatt-hours of electricity.

We finalized contracts totaling $18.7 million with the U.S. Department of Energy (DOE) and the New York State Energy Research and Development Authority (NYSERDA), under which we expect to receive approximately $12.8 million in net funding during the 30-month, cost-share programs ending in 2006.

We received a $3.9 million contract from the National Institute of Standards and Technology (NIST). The contract is part of NIST’s Advanced Technology Program (ATP) and is for research and development of stationary fuel cells. Plug Power expects to receive approximately $1.8 million in net funding from NIST during the two year, cost-share program ending in 2005.

Acquisitions, Strategic Relationships and Development Agreements

Since our inception, we have formed strategic relationships with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers. In addition to the H Power acquisition described above under 2003 Significant Events, we continue to maintain key relationships as part of our “extended enterprise” strategy. These relationships include distribution, marketing, and technology partnerships with companies such as Celanese, DTE Energy, Engelhard, GE, Honda, and Vaillant and strategic relationships with supply chain partners, including 3M, Dana, Toyo, Entegris, Parker and Arvin Meritor. Some of these relationships are described in greater detail below.

GE Entities: In February 1999, we entered into an agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service our stationary PEM fuel cell systems on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc., has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Power Systems business. We have a 40 percent ownership interest in GEFCS. Under the terms of our distribution agreement with GEFCS, we serve as GEFCS’ exclusive supplier of the PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement. We may, under certain circumstances, sell systems directly to governmental and quasi-governmental entities under the terms of our distribution agreement with GEFCS. In addition, we may provide nonexclusive distribution rights to third parties for our GenCore backup power product line, and our GenSite hydrogen generation product line, and may sell these products directly to end consumers, provided that we pay a commission to GEFCS based on a prescribed percentage of the sale price of each product. The term of the distribution agreement expires on December 31, 2014.

Under a separate agreement, we have agreed to source from General Electric Company technical support services for our product development effort, including engineering, testing, manufacturing and quality control services. Under this agreement, we have committed to purchase a minimum of $12.0 million of such services over a five-year period, which began September 30, 1999. Through September 30, 2003, we have purchased approximately $8.0 million of such services and we expect to fulfill our obligation over the remainder of its term. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company’s employees regarding procurement activities pursuant to this agreement.

Honda: We have an agreement with Honda to exclusively and jointly develop and test an initial prototype of a Home Energy Station for fuel cell automobiles. A Home Energy Station is a fuel cell product that is expected to provide heat, hot water, and electricity to a home, while also providing hydrogen fuel for a fuel cell vehicle. The device will be fueled by natural gas, and is expected to be environmentally friendly due to its high efficiency and low emissions. The exclusive agreement is funded by Honda and covers the first phase of what is expected to be a multi-phase development project. In October 2003, we successfully demonstrated a prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California.

Vaillant: We have a development agreement with Vaillant GmbH (Vaillant), to develop a combination furnace, hot water heater and fuel cell system that is expected to provide both heat and electricity for the home. Under the agreement, we will sell fuel cell subsystems directly and exclusively to Vaillant and Vaillant will distribute fuel cell heating appliances throughout Europe on a non-exclusive basis. In exchange for the right to sell fuel cell subsystems directly and exclusively to Vaillant, we have agreed to pay GE MicroGen, Inc. a royalty, based on a prescribed percentage of sales of fuel cell subsystems (as defined in the agreement). Vaillant is a leading supplier of domestic heating equipment in Europe, with approximately €2 billion in annual sales and 15 production sites in seven European countries. Vaillant is currently operating approximately 15 of our products in five European countries and recently ordered 44 of our “Euro 2” products for a project that is partially funded by the European Commission. As of September 30, 2003, the Company has delivered 17 of the 44 units.

Celanese: We have a joint development agreement with Celanese GmbH to develop, on an exclusive basis, a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of 750 watts up to 25 kilowatts. Additionally, we have the option to work with Celanese on a non-exclusive basis to develop a high-temperature membrane electrode unit for stationary fuel cell systems with net electrical output of less than 750 watts and greater than 25 kilowatts.

Engelhard: We have a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the joint development agreement we have contributed $10.0 million to fund Engelhard’s development efforts. Of this amount, $9.0 million has been expensed with the remaining $1.0 million being recorded under the balance sheet caption “Prepaid development costs” as of September 30, 2003. Engelhard in turn has purchased $10.0 million of our common stock. Additionally, a supply agreement with Engelhard specifies the rights and obligations for Engelhard to supply products to us until 2013.

DTE Energy: We have an exclusive distribution agreement with DTE Energy Technologies, Inc. for the states of Michigan, Ohio, Illinois, and Indiana. Edison Development Corporation, a DTE Energy company, was one of the founding partners of Plug Power, and currently owns a 23.5% equity interest in Plug Power.

Results of Operations

Comparison of the Three Months Ended September 30, 2003 and September 30, 2002.

Product and service revenue. Our initial commercial sales for the delivery of fuel cell systems are contract-specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support, and which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. The costs associated with the product, service and other obligations are expensed as they are incurred.

During the three months ending September 30, 2003, we delivered 41 fuel cell systems to select customers as compared to 49 fuel cell systems for the three months ending September 30, 2002. Product and service revenue decreased to $2.0 million for the three months ended September 30, 2003, from $2.6 million during the third quarter of 2002. During the quarter ended September 30, 2003, we recognized revenue of $1.9 million which was previously deferred and $39,000 related to fuel cell systems delivered in the quarter. We also deferred recognition of product and service revenue in the amount of $1.6 million during the quarter which is being recognized over the contractual period of the underlying service and other contractual obligations.

During the same period last year, we recognized revenue in the amount of $2.6 million, including $2.3 million related to previously deferred revenue and $333,000 related to fuel cell systems delivered in the quarter, and deferred recognition of product and service revenue in the amount of $4.0 million.

At September 30, 2003, we had total deferred product and service revenue in the amount of $4.6 million of which we expect to recognize approximately $1.1 million through the remainder of 2003.

Research and development contract revenue. Research and development contract revenue increased to $1.5 million for the three months ended September 30, 2003 from $375,000 during the same period last year. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 25% and 50%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. The increase is due to the addition of development agreements with the U.S. Department of Energy, the New York State Energy Research and Development Authority and Honda R&D Co., Ltd. of Japan under which we began recognizing revenue in the fourth quarter of 2002. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of revenues. Cost of revenues for the three months ended September 30, 2003, increased to $3.6 million from $3.1 million during the same period last year. Cost of revenues includes the direct cost incurred in the manufacture of the products we sell, as well as costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of productive materials and fees paid to outside suppliers for subcontracted components and services.

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

Cost of revenues for the three months ended September 30, 2003 and 2002 consists of the following:

	2003	2002
Cost of product and service revenue	$2,028,943	$2,483,452
Cost of research and development contract revenue	1,577,243	659,415

Total cost of revenue	$3,606,186	$3,142,867

Noncash research and development expense. Noncash research and development expense for the three months ended September 30, 2003, increased to $501,000 from $270,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

Other research and development expense. Other research and development expense increased to $9.7 million for the three months ended September 30, 2003 from $8.4 million for the three months ended September 30, 2002. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques which result in lower research and development costs because we build fewer systems for internal test and evaluation.

During the quarter ended September 30, 2003, research and development expenses also include amortization of prepaid development costs in the amount of $337,000 under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs” and amortization in the amount of $687,500 related to the portion of the H Power purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”. During the same period last year, research and development expenses also included amortization of prepaid development costs in the amount of $438,000 under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs” and amortization in the amount of $772,000 related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”.

Noncash general and administrative expense. Noncash general and administrative expenses for the three months ended September 30, 2003 increased to $185,000 from $22,000 for the three months ended September 30, 2002. Noncash general and administrative expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

Other general and administrative expense. Other general and administrative expense was $1.5 million for the three months ended September 30, 2003 compared to $1.7 million for the same period last year. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest expense. Interest expense was $15,000 for the three months ended September 30, 2003, compared to $25,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities decreased to $145,000 for the three months ended September 30, 2003, from $352,000 for the same period in 2002. The decrease was due to a lower yield on our investment portfolio during a period of generally declining interest rates.

Equity in losses of affiliates. Equity in losses of affiliates decreased to $477,000 for the three months ended September 30, 2003 from $481,000 during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems in the amount of $29,000 and amortization of our original investments in the amount of $448,000.

Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized.

Comparison of the Nine Months Ended September 30, 2003 and September 30, 2002.

Product and service revenue Our initial commercial sales for the delivery of fuel cell systems are contract-specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support, and which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. The costs associated with the product, service and other obligations are expensed as they are incurred.

During the nine month period ended September 30, 2003, we delivered 82 fuel cell systems to select customers. During the nine month period ended September 30, 2002, we delivered 92 fuel cell systems. Product and service revenue decreased to $6.2 million for the nine months ended September 30, 2003, from $7.4 million during the same period in 2002. During the nine months ended September 30, 2003, we recognized revenue in the amount of $4.9 million which was previously deferred and $1.3 million related to fuel cell systems delivered in the first nine months of 2003. We also deferred recognition of product and service revenue in the amount of $4.7 million during the nine month period ended September 30, 2003 which is being recognized over the contractual period of the underlying service and other contractual obligations.

During the nine months ended September 30, 2002, we recognized $5.4 million of revenue which was previously deferred and $2.0 million related to fuel cell systems delivered in the first nine months of 2002, and deferred recognition of product and service revenue in the amount of $3.8 million.

At September 30, 2003, we had total product and service deferred revenue in the amount of $4.6 million of which we expect to recognize approximately $1.1 million throughout the remainder of 2003.

Research and development contract revenue. Research and development contract revenue increased to $3.4 million for the nine months ended September 30, 2003 from $1.1 million during the same period last year. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 50%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period.

Cost of revenues. Cost of revenues for the nine months ended September 30, 2003, increased to $8.7 million from $7.7 million during the same period last year. Cost of revenues includes the direct cost incurred in the manufacture of the products we sell, as well as costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of productive materials and fees paid to outside suppliers for subcontracted components and services.

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

Cost of revenues for the nine months ended September 30, 2003 and 2002 consists of the following:

	2003	2002
Cost of product and service revenue	$4,649,232	$5,799,594
Cost of research and development contract revenue	4,063,812	1,926,105

Total cost of revenue	$8,713,044	$7,725,699

Noncash research and development expense. Noncash research and development expense for the nine months ended September 30, 2003, increased to $1.4 million from $520,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

Other research and development expense. Other research and development expense decreased to $29.3 million for the nine months ended September 30, 2003 from $29.4 million for the nine months ended September 30, 2002. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques which result in lower research and development costs because we build fewer systems for internal test and evaluation.

During the nine month period ended September 30, 2003, research and development expenses also include amortization of prepaid development costs in the amount of $1.1 million under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs”, amortization of $515,000 related to the portion of the Gastec purchase price, and $1.4 million related to the portion of the H Power purchase price which have both been capitalized and recorded on our balance sheet under the caption “Intangible assets”. During the same period last year, research and development expenses also include amortization of prepaid development costs in the amount of $1.2 million under our joint development program with Engelhard and amortization in the amount of $1.4 million related to the portion of the Gastec purchase. At September 30, 2003 the carrying value of the intangible assets acquired from H Power was $4.1 million. As of March 31, 2003, the intangible assets acquired from Gastec have been fully amortized.

Noncash general and administrative expense. Noncash general and administrative expenses for the nine months ended September 30, 2003 decreased to $356,000 from $415,000 for the same period last year. Noncash general and administrative expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

Other general and administrative expense. Other general and administrative expense was $4.7 million for the nine months ended September 30, 2003 and 2002. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest expense. Interest expense was $48,000 for the nine months ended September 30, 2003, compared to $76,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities decreased to $538,000 for the nine months ended September 30, 2003, from $1.4 million for the same period in 2002. The decrease was due to a lower yield on our investment portfolio during a period of generally declining interest rates.

Equity in losses of affiliates. Equity in losses of affiliates decreased to $1.4 million for the nine months ended September 30, 2003 from $1.5 million during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems in the amount of $98,000 and amortization of our original investments in the amount of $1.3 million.

Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized.

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

We apply the guidance within Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101) to our initial sales contracts to determine when to properly recognize revenue. Our initial commercial sales for the delivery of limited edition fuel cell systems are contract-specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support, and which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. Under these initial commercial sales, we defer recognition of product and service revenue, as a result of the cancellation privileges, and recognize revenue on a straight line basis as the cancellation privileges expire ratably over the stated contractual term, which are currently for periods of twelve to eighteen months.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance which could materially impact our financial position and results of operations. At September 30, 2003, our net deferred tax assets have been offset in full by a valuation allowance. As a result the net provision for income taxes is zero for the three and nine months ended September 30, 2003.

Liquidity and Capital Resources

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our on-site energy systems, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our on-site energy systems for worldwide use, hire and train our production staff, develop and expand our manufacturing capacity, begin production activities and expand our research and development activities. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash and cash equivalents, issuance of equity or debt securities or other borrowings subject to market and other conditions. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash, cash equivalents and marketable securities balances will provide sufficient capital to fund operations for at least the next twelve months.

Through September 30, 2003, our stockholders in the aggregate have contributed $293.2 million in cash, including $93.0 million in net proceeds from our initial public offering and $51.6 million in net proceeds from our follow-on public offering, and $33.4 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and equity interests in affiliates. Additionally, in the first quarter of 2003, we issued approximately 9.0 million shares of common stock in connection with a merger transaction with H Power Corp. (as described above) which increased our consolidated cash, cash equivalents and marketable securities by approximately $29.6 million, after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.8 million.

As of September 30, 2003, we had unrestricted cash and cash equivalents and marketable securities totaling $57.6 million and working capital of $54.9 million. Additionally, we have restricted cash in the amount of $5.0 million, which was escrowed to collateralize debt associated with the purchase of our facilities in 1999. Since inception, net cash used in operating activities has been $218.1 million and cash used in investing activities has been $23.8 million, including our purchase of property, plant and equipment of $29.8 million, our investments in marketable securities in the amount of $12.7 million offset, in part, by our proceeds from acquisition of $36.5 million.

On October 16, 2003, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the issuance from time to time of up to an aggregate of $60.0 million of its common stock and/or preferred stock. The shelf registration gives us the ability to raise capital by completing one or more offerings of its common stock or preferred stock.

From inception through September 30, 2003, we have incurred losses of $294.6 million and expect to continue to incur losses as we continue our product development and commercialization programs and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the cost and sales price of such systems, the related service requirements necessary to maintain those systems and potential design changes required as a result of field testing.

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

The Company believes that the remaining allegations are without merit and intends to vigorously defend against those claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its business, financial condition, results of operations or prospects. However, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If the plaintiffs were to prevail, such an outcome would have a material adverse effect on our business, financial condition, results of operations and prospects.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three and nine months ended September 30, 2003, we issued 41,129 and 124,940 shares, respectively, of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.2	Amended and Restated By-laws of Plug Power Inc. (1)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (2)

31.1	and 31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	and 32.2 Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 1999.

(2) Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 2000.

B) Reports on Form 8-K.

None.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: October 29, 2003	by: /s/ Roger B. Saillant Roger B. Saillant Chief Executive Officer

by: /s/ David A. Neumann David A. Neumann Chief Financial Officer