Form 10-K
period 2003-12-31
PLUG POWER INC
filed 2004-03-11
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on June 30, 2003 was $192.1 million.

As of February 29, 2004, 72,941,463 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s Annual Meeting of stockholders to be held on May 20, 2004 are incorporated by reference into Part III of this report to the extent described therein.

PART I

Item 1. Business

Overview

Plug Power is a leader in the design and development of on-site energy systems, utilizing proton exchange membrane fuel cell technology, for energy consumers worldwide. We were formed in 1997, as a joint venture between Edison Development Corporation (EDC), a DTE Energy company, and Mechanical Technology Incorporated (MTI). Our strategic partners include GE Fuel Cell Systems, DTE Energy Technologies, Vaillant GmbH, Honda R&D Co., Ltd., Englehard Corporation and Celanese Ventures GmbH. The Company is headquartered in Latham, N.Y. with offices in Washington D.C. and the Netherlands.

The Company’s architectured technology platform includes proprietary proton exchange membrane (PEM) fuel cell and fuel processing technologies, from which we expect to offer multiple products. We are currently developing: (1) backup power products for telecommunications, broadband and industrial uninterruptible power supply (UPS) applications; (2) on-site hydrogen generation for a variety of industrial gas applications; (3) combined heat and power products for remote residential and small commercial applications; and (4) battery-replacement modules for material handling equipment.

Fuel Cells and Fuel Cell Industry background

Fuel cell technology has existed since the 19th century, and PEM fuel cells were first developed in the 1950s. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electric power without combustion. Hydrogen is derived from hydrocarbon fuels such as natural gas, propane, methanol or gasoline and can also be obtained from the electrolysis of water, stored hydrogen or a hydrogen pipeline. A single PEM fuel cell consists principally of two electrodes (the anode and the cathode) separated by a polymer electrolyte membrane. Each of the electrodes is coated on one side with a platinum-based catalyst. Hydrogen fuel is fed into the anode and air enters through the cathode. Promoted by the platinum catalyst, the hydrogen molecule splits into two protons and two electrons. The electrons are conducted around the membrane, creating an electric current; the protons from the hydrogen molecule are transported through the polymer electrolyte membrane and combine at the cathode with the electrons and oxygen from the air to form water and produce heat. To obtain the desired level of electric power, individual fuel cells are combined into a fuel cell stack. Increasing the number of fuel cells in a stack increases the voltage, while increasing the surface area of each fuel cell increases the current.

In addition to a fuel cell stack, a complete PEM fuel cell power system generally includes supporting subsystems, such as fuel, air supply, cooling and control, and may also require an inverter or power conditioner to change the direct current (DC) produced by a fuel cell into alternating current (AC). If the PEM fuel cell system does not use hydrogen directly as its fuel, then a fuel processor is also required to extract hydrogen from hydrocarbon fuels.

Product Development and Commercialization

We continue to advance the development of our fuel cell systems. Our research and development facility contains over 150 test stations, where we conduct design optimization and verification testing, rapid-aging testing, failure mode and effects analysis, multiple technology evaluations, and endurance testing in order to accelerate the development and commercialization of our products.

We are focused on an architecture-based platform approach to product development, with modular, scalable and extensible designs. We believe this approach will enable us to offer multiple products. We are currently developing the following products:

GenCore™—Backup Power—The GenCore platform is focused on providing backup, direct-current (DC) power products for telecom, broadband and industrial uninterruptible power supply (UPS) applications in the range of 2-12 kilowatts. GenCore products are fueled by hydrogen and do not require a fuel processor. In the fourth quarter of 2003, we started making the initial shipments of the GenCore™ 5T product.

GenSite™—On-Site Hydrogen Generation—We expect to combine our proprietary fuel processor with available commercial components for gas compression, purification and storage to develop GenSite, an on-site hydrogen gas generator. This product is expected to target certain applications now served by packaged gas or electrolyzers.

GenSys™—Remote Continuous Power for Light Commercial and Residential—We plan to continue to develop GenSys into a fully architected platform that will support a number of products, including systems fueled by liquefied petroleum gas for remote applications, and eventually grid-connected light commercial and residential applications. Key developments that involve the GenSys product line are further described below under “2003 Significant Events”.

In connection with the development of our GenSys platform, we are developing combined heat and power (CHP) fuel cell systems for residential and light commercial applications that provide supplemental heat as electricity is produced. Additionally, under a joint development program with Vaillant GmbH (Vaillant) we are developing a combination furnace, hot water heater and fuel cell heating appliance for the European market. We provide the fuel cell system to Vaillant, which integrates the system with its commercial natural gas heating appliances, resulting in a heating and hot water system that provides supplemental electrical power.

GenDrive™—Battery Replacement for Material Handling—The GenCore platform is expected to provide the basis for our development of the GenDrive product, a hydrogen-fueled battery-replacement module for material handling equipment. GenDrive is expected to bring value to large distribution centers by freeing expensive floor space from the recharging infrastructure currently required to support batteries and by reducing the frequency of recharging/refueling. We expect GenDrive to maintain a higher state of charge in the equipment throughout each operating shift than the batteries that are used today, allowing for greater productivity.

Home Energy Station—We are also currently developing technology in support of the automotive fuel cell market. In collaboration with Honda R&D Co. Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd., we are developing a home refueling system that is expected to provide electricity and heat, to a home or business, while also providing hydrogen to fuel a fuel cell vehicle.

Manufacturing

Our goal is to manufacture reliable, efficient and safe on-site energy systems at an affordable cost. We are focusing our efforts on overall system design, component and subsystem integration, assembly, and quality control processes. We have continued to establish a manufacturing infrastructure, developing our manufacturing processes based on flexible lean manufacturing practices. Adjacent to our development laboratories we have a 50,000 square foot manufacturing facility that allows us to produce our initial products. Based on our current sales expectations, we believe our manufacturing plant will provide sufficient capacity to meet our production levels for at least the next two years.

Extended Enterprise

Our strategy uses an extended enterprise concept, through which we have developed relationships with well-established companies to build a larger partner-enhanced enterprise. These relationships include working with key suppliers to design, develop and manufacture subsystems and components that we expect will achieve our cost and reliability targets. We perform significant quality testing before we integrate any third-party subsystem or component into our final assembled products, and we have implemented a supplier approval and qualification process with the goal of improving cost and reliability. By using our supply partners to manufacture components and subassemblies, we plan to reduce our capital investment, engineering costs, product costs and inventory investments. We are focused on keeping our supply base small and establishing long-term, strategic relationships with our supply chain partners.

Distribution, Marketing and Strategic Relationships

Since our inception, we have formed strategic relationships with suppliers of key components, developed distributor and customer relationships and have entered into development and demonstration programs with electric utilities, government agencies and other energy providers. These relationships include distribution, marketing and technology arrangements with companies such as General Electric Company (GE), Honda, Vaillant, Celanese Ventures GmbH (Celanese), Engelhard Corporation and DTE Energy and relationships with supply chain partners, including 3M, Dana, Toyo, Entegris, Parker and Arvin Meritor. Some of these relationships are described in greater detail below.

GE Entities: In February 1999, we entered into an agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service our stationary PEM fuel cell systems on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc. has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Energy (formerly known as GE Power Systems) business. Under the terms of our distribution agreement with GEFCS, we serve as GEFCS’ exclusive supplier of PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement. We have a 40 percent ownership interest in GEFCS.

In August 2001, we amended our agreements with GE MicroGen, Inc. and GEFCS to expand GEFCS’ exclusive worldwide distribution rights to include all of our stationary PEM fuel cell systems. Under the amended agreements, we can sell systems directly to governmental and quasi-governmental entities and, under certain circumstances, to other customers.

In October 2003, we further amended our distribution agreement to provide for the ability to sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore backup power product line, and our GenSite hydrogen generation product line. In exchange, starting in the fourth quarter of 2004 for GenCore and in the fourth quarter of 2005 for GenSite, we have agreed to pay a 5% commission, based on sales price, to GEFCS. The distribution agreement expires on December 31, 2014.

As a result of the October 2003 amendment to our distribution agreement with GEFCS, we have formed our own marketing and sales force to channel the GenCore and GenSite products to the market. In addition to direct sales to customers, we actively seek distribution partners within target markets, for these particular products.

Under a separate agreement with GE, for our product development effort, we have agreed to source technical support services, including engineering, testing, manufacturing and quality control services. Under this agreement, we have committed to purchase a minimum of $12.0 million of such services over a five-year period, which began September 30, 1999. Through December 31, 2003, we have purchased approximately $8.3 million of such services and are currently discussing the extension of the related service term. GE has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company’s employees regarding procurement activities pursuant to this agreement.

Honda: We have an agreement with Honda to exclusively and jointly develop and test an initial prototype of a Home Energy Station for fuel cell automobiles. A Home Energy Station is a fuel cell product that is expected to provide electricity and heat, to a home or business, while also providing hydrogen fuel for a fuel cell vehicle. The device will be fueled by natural gas, and is expected to be environmentally friendly due to its high efficiency and low emissions. The exclusive agreement is funded by Honda and covers the first phase of what is expected to be a multi-phase development project.

Vaillant: We have a joint development agreement with Vaillant to develop a combination furnace, hot water heater and fuel cell system that is expected to provide both heat and electricity for the home. Under the agreement, we will sell fuel cell subsystems directly and exclusively to Vaillant and Vaillant will distribute fuel cell heating appliances throughout Europe on a non-exclusive basis. In exchange for the right to sell fuel cell subsystems directly and exclusively to Vaillant, we have agreed to pay GE MicroGen, Inc. a commission payment, based on a prescribed percentage of sales of fuel cell subsystems (as defined in the agreement). Vaillant is a leading supplier of domestic heating equipment in Europe, with approximately €2 billion in annual sales and 15 production sites in seven European countries.

Celanese: We have a joint development agreement with Celanese to develop, on an exclusive basis, a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of 750 watts up to 25 kilowatts. Additionally, we have the option to work with Celanese on a non-exclusive basis to develop a high-temperature membrane electrode unit for stationary fuel cell systems with net electrical output of less than 750 watts and greater than 25 kilowatts. Under the agreement, Celanese and Plug Power will each fund their own development efforts.

Engelhard: We have a joint development agreement and a supply agreement with Engelhard Corporation (Engelhard) for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the joint development agreement we have contributed $10.0 million to fund Engelhard’s development efforts. As of December 31, 2003, $9.3 million has been expensed with the remaining $0.7 million being recorded under the balance sheet caption “Prepaid development costs”. Engelhard in turn has purchased $10.0 million of our common stock. Additionally, a supply agreement with Engelhard specifies the rights and obligations for Engelhard to supply products to us until 2013.

DTE Energy: We have an exclusive distribution agreement with DTE Energy Technologies, Inc. for the states of Michigan, Ohio, Illinois, and Indiana. Edison Development Corporation, a DTE Energy company, was one of the founding partners of Plug Power. Under the agreement we can sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore backup power product line, and our GenSite hydrogen generation product line. Starting in the fourth quarter of 2004 for GenCore and in the fourth quarter of 2005 for GenSite, we have agreed to pay a 5% commission to DTE Energy Technologies, Inc., based on sales price of units shipped to the above noted states. The distribution agreement expires on December 31, 2014.

2003 Significant Events

Improved capitalization: In November 2003, we completed a public offering of 11,700,000 shares of common stock at $5.00 per share for aggregate proceeds to us of $55.0 million, after payment of $3.5 million of placement fees and other offering expenses related to the issuance and distribution of the securities.

In March 2003, we consummated a merger transaction with H Power Corp. (H Power), a company also involved in the design, development and manufacture of proton exchange membrane fuel cells and fuel cell systems, pursuant to which we acquired all of the outstanding shares of H Power in a stock-for-stock exchange. Immediately following the transaction, H Power became a wholly owned subsidiary of Plug Power. As part of the acquisition, the Company acquired intellectual property and certain other assets including cash, cash equivalents and marketable securities of H Power worth approximately $29.6 million, after payment of $7.1 million of certain costs and expenses associated with the consummation of the merger which were accounted for as additional purchase price. For further information see note 11 entitled “Acquisition of H Power Corp.” in the notes to the consolidated financial statements in this Form 10-K.

Enhanced product portfolio: In June 2003, we announced GenCore™ 5T, our first direct hydrogen product. The GenCore™ 5T is designed to provide extended-run backup power specifically for the telecommunications industry in the demanding outside plant market. The product is being marketed to system operators concerned with reducing life-cycle maintenance and total equipment expenses.

In July 2003, we delivered our first fuel cell system fueled by liquefied petroleum gas, the GenSys™ 5P. The GenSys™ 5P is being marketed to rural electric cooperatives, propane dealers and federal and state government agencies that require the remote fuel capability provided by LPG.

In December 2003, we announced GenSite a new product line intended to provide reliable on-site generation of compressed hydrogen gas for industrial applications such as generator cooling and metals processing. GenSiteTM leverages our core reformer technology that has been embedded in more than 380 GenSys™ fuel cell systems that have cumulatively operated for more than one million hours.

Secured additional strategic partners: In October 2003, we completed the first major milestone of the Company’s collaboration with Honda, announcing the successful demonstration of a Home Energy System at Honda R&D Americas’ facility in Torrance, California. The system, fueled by natural gas, demonstrated its ability to generate, store and deliver hydrogen fuel to Honda’s FCX fuel cell vehicle and export electricity to the grid. The Home Energy Station is a fully integrated system that was co-developed by Plug Power and Honda, using proprietary technologies from both companies.

During 2003, we signed Joint Marketing Research Agreements with Tyco Electronics Power Systems, Inc. and Sharp Corporation Solar Systems Division, respectively, to explore market opportunities in a variety of geographic regions for the GenCore™ product line. In June Tyco Electronics displayed the GenCore™5T, as part of its next-generation telecom power display at SuperComm 2003, a telecommunication trade show.

Increased product deliveries: We delivered 145 fuel cell systems to new and repeat customers in the United States, Germany, Japan, France and the United Kingdom. Systems at customer locations operated for a cumulative total of approximately 618,000 hours and generated more than 1.6 million kilowatt-hours of electricity during 2003.

Significant deliveries included:

•	The Company’s first 19 GenCore™ 5T systems shipped to a variety of customers within the telecommunications, industrial, research and government sectors.

•	50 fuel cell heating appliances delivered to customers and partners of Vaillant in connection with the European Union’s Virtual Power Plant Program. Systems are operating in multi-family homes and small businesses in Europe.

•	76 GenSys™ systems delivered to various other customers including the military and various other federal facilities under the Department of Defense Residential Fuel Cell Demonstration Program managed by the U.S. Army Corps of Engineers, Engineer Research and Development Center.

Increased technology portfolio: During 2003, we increased our technology portfolio by adding 24 new U.S. patents and acquiring 18 patents from H Power. The Company currently holds 102 U.S. and eight foreign patents; 145 patents are pending worldwide. Additionally, joint patents were filed with Honda relating to development work for the Home Energy Station.

Other: During 2003 we finalized contracts with the U.S. Department of Energy (DOE), National Institute of Standards and Technology (NIST) and the New York State Energy Research and Development Authority (NYSERDA), under which we expect to receive approximately $15.0 million in net funding during the 30-month, cost-share programs ending in 2006.

Proprietary Rights

We believe that neither we nor our competitors can achieve a significant proprietary position on the basic technologies currently used in PEM fuel cell systems. However, we believe the design and integration of the system and system components, as well as some of the low-cost manufacturing processes that we have developed, can be protected.

As of December 31, 2003, we had 102 issued patents and 85 patents pending in the United States. Abroad, we had 8 issued patents and 60 patents pending. These patents cover, among other things: fuel cell components that reduce manufacturing part count; fuel cell system designs that lend themselves to mass manufacturing; improvements to fuel cell system efficiency reliability and longer system life; and control strategies, such as added safety protections and operation under extreme conditions. Each of our employees has agreed that all inventions (whether patented or not) made or conceived while an employee of Plug Power, which are related to or result from work or research that Plug Power performs will remain the sole and exclusive property of Plug Power.

Competition

There are a number of companies located in the United States, Canada and abroad that are developing PEM fuel cell technology, including UTC Fuel Cells Corporation and Ballard Power Systems, Inc. Additionally, a number of major automotive companies have in-house PEM fuel cell development efforts.

We also compete with companies that are developing other types of fuel cells, such as Fuel Cell Energy and Sulzer-Hexis. There are four types of fuel cells other than PEM fuel cells that are generally considered to have possible commercial applications: phosphoric acid fuel cells, molten carbonate fuel cells, solid oxide fuel cells and alkaline fuel cells. Each of these fuel cells differs in the component materials, as well as in its overall operating temperature. While all fuel cell types may have potential environmental and efficiency advantages over traditional power sources, we believe that PEM fuel cells can be manufactured less expensively and are more efficient and more practical in small-scale applications. Further, most automotive companies have selected PEM technology for fuel-cell-powered automobiles, which we expect will help establish a stronger industry around PEM technology and will drive the technology to a much lower cost, compared to the other fuel cell technologies.

Our systems will also compete with other distributed generation technologies, including microturbines and reciprocating engines, which are available at prices competitive with existing forms of power generation. We believe that our fuel cell systems will have a competitive advantage in that they can be more easily scaled to a range of applications and will be more efficient in following the load profile of customers. Our systems will also compete with solar- and wind-powered systems.

Government Regulation

We do not believe that we will be subject to existing federal and state regulatory commissions governing traditional electric utilities and other regulated entities. We do believe, however, that our product and its installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to, among others, building codes, public safety, electrical and gas pipeline connections and related matters. The level of regulation may depend, in part, upon whether a system is placed outside or inside a home or business. For example, the 2002 National Electric Code (NEC) is a model code adopted by the National

Fire Protection Association that governs the electrical wiring of most homes, businesses and other buildings. The NEC has been adopted by local jurisdictions throughout the United States and is enforced by local officials, such as building and electrical inspectors. Article 692 of the NEC governs the installation of fuel cell systems. Accordingly, all our systems installed in a jurisdiction that has adopted the 2002 NEC must be installed in accordance with Article 692. In addition, product safety standards have been established covering the overall fuel cell system (CSA FC-1 formerly ANSI Z21.83) and the power conversion electronics (UL 1741). Our product has been certified by CSA International to be in compliance with the safety requirements of CSA FC-1, and our power conditioning system, an inverter, has been listed to UL1741 by Underwriter’s Laboratories. Other than these requirements, at this time, we do not know what additional requirements, if any, each jurisdiction will impose on our product or its installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our product. Once our product reaches the commercialization stage and we begin distributing our systems to our early target markets, the federal, state or local government entities or competitors may seek to impose regulations.

Employees

As of December 31, 2003, we had a total staff of 343, including 330 full-time employees, of which 188 were engineers, scientists, and other degreed professionals. We consider our relations with our employees to be good. We continuously monitor our workforce in an effort to identify specific areas of need, job redundancies, or inefficiencies based on our stage of development.

Available information

We maintain a website with an Internet address of www.plugpower.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Factors Affecting Future Results

This Annual Report on Form 10-K contains statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations, our product development expectations and our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, those factors described below. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of the future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

We may never complete the research and development of commercially viable on-site energy products.

We are a development stage company. We do not know when or whether we will successfully complete research and development of commercially viable on-site energy products. If we are unable to develop commercially viable on-site energy products, we will not be able to generate sufficient revenue to become profitable. The commercialization of our products depends on our ability to reduce the costs of our components and subsystems and we cannot assure you that we will be able to sufficiently reduce these costs. In addition, the commercialization of our products requires improvement of their overall reliability, efficiency and safety and we cannot assure you that we will be able to develop, acquire or license the technology necessary to achieve such improvement. Although we have sold a limited number of our initial products, we must complete substantial additional research and development before we will be able to manufacture a commercially viable product in commercial quantities. In addition, while we are conducting tests to predict the overall life of our products, we may not have run our products over their projected useful life prior to large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, resulting in possible warranty claims and commercial failures.

We have incurred losses and anticipate continued losses for at least the next several years.

As of December 31, 2003, we had an accumulated deficit of $308.6 million. We have not achieved profitability in any quarter since our formation and expect to continue to incur net losses until we can produce sufficient revenue to cover our costs, which is not expected to occur for at least the next several years. We anticipate that we will continue to incur losses until we can produce and sell our products on a large-scale and cost-effective basis. However, we cannot predict when we will operate profitably, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We have only been in business for a short time, and your basis for evaluating us is limited.

We were formed in June 1997 to further the research and development of stationary fuel cell systems. While we delivered our initial product in the third quarter of 2001, we do not expect to be profitable for at least the next several years. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects. Before investing in our securities, you should consider the challenges, expenses and difficulties that we will face as a development stage company seeking to develop and manufacture new products.

A viable market for our products may never develop or may take longer to develop than we anticipate.

Our on-site energy products represent emerging markets, and we do not know the extent to which our targeted distributors and resellers will want to purchase these products and whether end-users will want to use them. If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability. The development of a viable market for our products may be impacted by many factors which are out of our control, including:

•	the cost competitiveness of our products;

•	the future costs of natural gas, propane and other fuels expected to be used by our products;

•	consumer reluctance to try a new product;

•	consumer perceptions of our products’ safety;

•	regulatory requirements;

•	barriers to entry created by existing energy providers; and

•	the emergence of newer, more competitive technologies and products.

We have no experience manufacturing our products on a large-scale commercial basis and may be unable to do so.

To date, we have focused primarily on research, development and low volume manufacturing and have no experience manufacturing our products on a large-scale commercial basis. In 2000, we completed construction of our 50,000 square foot manufacturing facility, and have continued to develop our manufacturing capabilities and processes. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in commercial quantities while meeting the quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if we are successful in developing our manufacturing capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our distributors or customers.

We have not fully developed and produced certain products that we have agreed to sell to GE Fuel Cell Systems.

Our distribution agreement with GE Fuel Cell Systems has been amended on five occasions. In October 2003, we amended our distribution agreement to provide for the ability to sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore backup power product line, and our GenSite hydrogen generation product line. In exchange, starting in the fourth quarter of 2004 for GenCore and in the fourth quarter of 2005 for GenSite, we have agreed to pay a 5% commission, based on sales price, to GEFCS. The distribution agreement expires on December 31, 2014.

We have not developed certain products that meet all specifications required by the multi-generation product plan. There can be no assurance that we will complete development of products meeting specifications required by GE Fuel Cell Systems and deliver them on schedule. Pursuant to the distribution agreement, GE Fuel Cell Systems has the right to provide notice to us if, in its good faith judgment, we have materially deviated from the multi-generation product plan. Should GE Fuel Cell Systems provide such notice, and we cannot mutually agree to a modification to the multi-generation product plan, then GE Fuel Cell Systems has the right to terminate the distribution agreement for cause, subject to our rights to cure. In addition, GE Fuel Cell Systems has the right to terminate the distribution agreement for cause if we fail to provide GE Fuel Cell Systems with products that, in GE Fuel Cell Systems’ reasonable judgment, are materially competitive with alternative proton exchange membrane fuel cell-powered generator sets, subject to our rights to cure.

GE Energy, the division of General Electric Company which controls GE Fuel Cell Systems through GE MicroGen, Inc., has agreed not to sell or distribute proton exchange membrane fuel cell systems and related components manufactured by parties other than us through any entity other than GE Fuel Cell Systems. GE Energy is not, however, prohibited from developing non-proton exchange membrane fuel cell systems and other distributed energy systems and products that would compete directly or indirectly against our proton exchange membrane fuel cell systems or other products we may manufacture. GE Energy is not required to provide us with any information concerning the developments of such products, or plans or intentions to manufacture such products by GE Energy. The development of different energy product solutions by GE Energy could harm the marketability of our technology by providing potential customers with an alternative to our products.

Delays in our product development would have a material impact on our commercialization schedule.

If we experience delays in meeting our development goals or if our products exhibit technical defects or if we are unable to meet cost or performance goals, including power output, useful life and reliability, our commercialization schedule will be delayed. In this event, potential purchasers of our products may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot assure you that we will successfully meet our commercialization schedule in the future.

We may need to secure additional funding to complete our product development and commercialization plans and we may be unable to raise additional capital.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our products and market acceptance of our products. We expect to devote substantial capital resources to continue development programs, establish a manufacturing infrastructure and develop manufacturing processes. We may need to raise additional funds to achieve commercialization of our products. However, we do not know whether we will be able to secure additional funding, or funding on acceptable terms, to pursue our commercialization plans. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our development and commercialization plans, which could affect operations in future periods.

We may be unable to establish relationships with third parties for certain aspects of product development, manufacturing, distribution and servicing and the supply of key components for our products.

We will need to enter into additional strategic relationships in order to complete our current product development and commercialization plans. In particular, we may require one or more partners to assist us in developing commercially viable fuel cell systems that produce in the range of 25 to 100 kW of electric power. We will also require partners to assist in the distribution, servicing and supply of components for our anticipated back-up power and on-site hydrogen generation products, both of which are in development. If we are unable to identify or enter into satisfactory agreements with potential partners, including those relating to the distribution of and service and support for our anticipated back-up power and on-site hydrogen generation products, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of needed partners, which would adversely affect our future prospects. In addition, any arrangement with a strategic partner may require us to issue a material amount of equity securities to the partner, provide the partner with representation on our board of directors and/or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then current stockholders. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our products, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure relationships with entities which can develop or supply the required components for our products and provide the required distribution and servicing support. Additionally, the agreements governing our current relationships allow for termination by our partners under certain circumstances.

We will rely on our partners to develop and provide components for our products.

A supplier’s failure to develop and supply components in a timely manner or at all, or to develop or supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our products. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

We face intense competition and may be unable to compete successfully.

The markets for on-site energy products are intensely competitive. There are a number of companies located in the United States, Canada and abroad that are developing proton exchange membrane and other fuel cell technologies and energy products that compete with our products. Some of our competitors in the fuel cell sector are much larger than we are and may have the manufacturing, marketing and sales capabilities to complete research, development and commercialization of commercially viable fuel cell products more quickly and effectively than we can.

In addition, there are many companies engaged in all areas of traditional and alternative energy generation in the United States, Canada and abroad, including, among others, major electric, oil, chemical, natural gas, batteries, generators and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. These firms are engaged in forms of power generation such as solar and wind power, reciprocating engines and microturbines, as well as traditional grid-supplied electric power. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do.

We must lower the cost of our products and demonstrate their reliability.

Our initial fuel cell systems currently cost significantly more than many established competing technologies. If we are unable to develop products that are competitive with competing technologies in terms of price, reliability and longevity, consumers will be unlikely to buy our products. The price of our products depends largely on material and manufacturing costs. We cannot guarantee that we will be able to lower these costs to the level where we will be able to produce a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity.

Failure of our field tests could negatively impact demand for our products.

We are currently field-testing a number of our products and we plan to conduct additional field tests in the future. We may encounter problems and delays during these field tests for a number of reasons, including the failure of our technology or the technology of third parties, as well as our failure to maintain and service our products properly. Many of these potential problems and delays are beyond our control. Any problem or perceived problem with our field tests could materially harm our reputation and impair market acceptance of, and demand for, our products.

Further regulatory changes and electric utility industry restructuring may affect demand for our products.

The market for electric power generation products is heavily influenced by federal and state governmental regulations and policies concerning the electric utility industry. A change in the current regulatory policies could deter further investment in the research and development of alternative energy sources, including fuel cells, and could result in a significant reduction in the demand for our products. We cannot predict how deregulation or restructuring of the industry will affect the market for our products.

Our business may become subject to future government regulation, which may impact our ability to market our products.

Our products will be subject to federal, local, and foreign laws and regulations, including, for example, state and local ordinances relating to building codes, public safety, electrical and gas pipeline connections and related matters. Further, as products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our ability to distribute, install and service our products. Any regulation of our products, whether at the federal, state, local or foreign level, including any regulations relating to installation and servicing of our products, may increase our costs and the price of our products.

Utility companies could place barriers on our entry into the marketplace where customers depend on traditional grid supplied energy.

Utility companies often charge fees to industrial companies for disconnecting from the grid, for using less electricity or for having the capacity to use power from the grid for back-up purposes, and may charge similar fees to residential customers in the future. The imposition of such fees could increase the cost to grid-connected customers of using our products and could make our products less desirable, thereby harming our revenue and profitability.

Alternatives to our technology or improvements to traditional energy technologies could make our products less attractive or render them obsolete.

Our products are among a number of alternative energy products being developed. A significant amount of public and private funding is currently directed toward development of a number of types of distributed generation technology, including microturbines, solar power, wind power and other types of fuel cell technologies. Improvements are also being made to the existing electric transmission system. Technological advances in alternative energy products, improvements in the electric power grid or other fuel cell technologies may make our products less attractive or render them obsolete.

The hydrocarbon fuels and other raw materials on which our products rely may not be readily available or available on a cost-effective basis.

Our products depend largely on the availability of natural gas and liquid propane. If these fuels are not readily available, or if their prices are such that energy produced by our products costs more than energy provided by other sources, our products could be less attractive to potential users.

In addition, platinum is a key material in our proton exchange membrane fuel cells. Platinum is a scarce natural resource and we are dependent upon a sufficient supply of this commodity. Any shortages could adversely affect our ability to produce commercially viable fuel cell systems and significantly raise our cost of producing our fuel cell systems.

Our products use flammable fuels that are inherently dangerous substances.

Our fuel cell systems use hydrogen, natural gas and liquid propane in catalytic reactions, which produce less heat than a typical gas furnace. While our products do not use these fuels in a combustion process, hydrogen, natural gas and liquid propane are flammable fuels that could leak in a home or office and combust if ignited by another source. Further, while we are not aware of any accidents involving our products, any such accidents involving our products or other products using similar flammable fuels could materially suppress demand for, or heighten regulatory scrutiny of, our products.

Product liability or defects could negatively impact our results of operations.

Any liability for damages resulting from malfunctions or design defects could be substantial and could materially adversely affect our business, financial condition, results of operations and prospects. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products resulting in a decline in demand for our products and could divert the attention of our management, which may materially and adversely affect our business, financial condition, results of operations and prospects.

Future acquisitions may disrupt our business, distract our management and reduce the percentage ownership of our stockholders.

As part of our business strategy we may engage in acquisitions that we believe will provide us with complementary technologies, products, channels, expertise and/or other valuable assets. However, we may not be able to identify suitable acquisition candidates. If we do identify suitable candidates, we may not be able to acquire them on commercially acceptable terms or at all. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, an acquisition may not produce the desired revenues, earnings or business synergies. In addition, an acquisition may reduce the percentage ownership of our then current stockholders. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital and management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, from an accounting perspective, acquisitions can involve non-recurring charges and amortization of significant amounts of intangible assets that could adversely affect our results of operations.

We may not be able to protect important intellectual property and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

Proton exchange membrane fuel cell technology was first developed in the 1950s, and fuel processing technology has been practiced on a large scale in the petrochemical industry for decades. Accordingly, we do not believe that we can establish a significant proprietary position in the fundamental component technologies in these areas. However, our ability to compete effectively will depend, in part, on our ability to protect our proprietary system-level technologies, systems designs and manufacturing processes. We rely on patents, trademarks, and other policies and procedures related to confidentiality to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application. Moreover, we do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. In addition, we do not know whether the U.S. Patent & Trademark Office will grant federal registrations based on our pending trademark applications. Even if federal registrations are granted to us, our trademark rights may be challenged. It is also possible that our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. We could incur substantial costs in prosecuting or defending trademark infringement suits.

Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly and failure to do so may diminish our ability to compete effectively and may harm our operating results. We may need to pursue lawsuits or legal action in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine priority of rights to the trademark. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming, and we could use a substantial amount of our financial resources in either case.

We rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge.

Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have.

We may have difficulty managing change in our operations.

We continue to undergo rapid change in the scope and breadth of our operations as we advance the development of our products. Such rapid change is likely to place a significant strain on our senior management team and other resources. We will be required to make significant investments in our engineering, logistics, financial and management information systems and to motivate and effectively manage our employees. Our business, prospects, results of operations and financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid change.

We face risks associated with our plans to market, distribute and service our products internationally.

We intend to market, distribute and service our products internationally. We have limited experience developing and no experience manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign sub-distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates.

Our government contracts could restrict our ability to effectively commercialize our technology.

Some of our technology has been developed under government funding by the United States and by other countries. The United States government has a non-exclusive, royalty-free, irrevocable world-wide license to practice or have practiced any of our technology developed under contracts funded by the government. In some cases, government agencies in the United States can require us to obtain or produce components for our systems from sources located in the United States rather than foreign countries. Our contracts with government agencies are also subject to the risk of termination at the convenience of the contracting agency, potential disclosure of our confidential information to third parties and the exercise of “march-in” rights by the government. March-in rights refer to the right of the United States government or government agency to license to others any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. The implementation of restrictions on our sourcing of components or the exercise of march-in rights could harm our business, prospects, results of operations and financial condition. In addition, under the Freedom of Information Act, any documents that we have submitted to the government or to a contractor under a government funding arrangement are subject to public disclosure that could compromise our intellectual property rights unless such documents are exempted as trade secrets or as confidential information and treated accordingly by such government agencies.

Our future plans could be harmed if we are unable to attract or retain key personnel.

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers and manufacturing and marketing professionals. Our future success will depend, in part, on our ability to attract and retain qualified management and technical personnel. We do not know whether we will be successful in hiring or retaining qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could materially and adversely affect our development and commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

GE MicroGen and DTE Energy have representatives on our board of directors.

Under our agreement with GE MicroGen we are required to use our best efforts to cause one individual nominated by GE Energy, an operating business of General Electric Company, to be elected to our board of directors for as long as our distribution agreement with GE Fuel Cell Systems remains in effect. Currently, Richard R. Stewart serves on our board of directors as GE Energy’s nominee. In addition, a current employee of DTE Energy, Anthony F. Earley, Jr., and a former employee of DTE Energy, Larry G. Garberding, currently serve on our board of directors. Both GE Fuel Cell Systems and DTE Energy have entered into distribution agreements with us.

We are subject to a securities class action litigation.

In September 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and directors violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects.

The action was brought on behalf of a class of purchasers of our stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553(ERK)(RML). By order dated January 25, 2001, the Court appointed lead plaintiffs and lead plaintiffs’ counsel. Subsequently, the plaintiffs served a consolidated amended complaint. The consolidated amended complaint extends the class period to begin on October 29, 1999 and alleges claims under the Securities Act and the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act. Subsequently, plaintiffs withdrew their claims under the Securities Act. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of our technology in a registration statement issued in connection with our initial public offering (IPO) and in subsequent press releases. We served our motion to dismiss the claims in May 2001. By order dated January 21, 2003, the Court dismissed all claims relating to pre-IPO press releases, the IPO prospectus and all but three post-IPO press releases. The Court ruled that the three remaining press releases raised questions of fact that could not be resolved on a motion to dismiss. The Court also denied the motion to dismiss the claims against the individual defendants at this time. We believe that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. However, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If the plaintiffs were to prevail, such an outcome could have a material adverse effect on our business, financial condition, results of operations and prospects.

Provisions in our charter documents and Delaware law may prevent or delay an acquisition of us, which could decrease the value of our securities.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include those that:

•	authorize the issuance of up to 5,000,000 shares of preferred stock in one or more series without a stockholder vote;

•	limit stockholders’ ability to call special meetings;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	provide for staggered terms for our directors.

In addition, in certain circumstances, Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

Our stock price has been and could remain volatile.

The market price of our common stock has historically experienced and may continue to experience significant volatility. Since our initial public offering in October 1999, the market price of our common stock has fluctuated from a high of $156.50 per share in the first quarter of 2000 to a low of $3.39 per share in the fourth quarter of 2002. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities’ analysts’ recommendations or earnings’ estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders including one or more of our strategic partners and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market, and in particular the market for technology-related stocks, has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we may be subject to additional securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Our failure to comply with Nasdaq’s listing standards could result in the delisting of our common stock by Nasdaq from the Nasdaq National Market and severely limit the ability to sell our common stock.

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

Item 2. Properties

Our principal executive offices are located in Latham, New York. At our 36-acre campus, we own a 56,000 square foot research and development center, a 32,000 square foot office building and a 50,000 square foot manufacturing facility and believe that these facilities are sufficient to accommodate our anticipated production volumes for at least the next two years.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information. Our common stock is traded on the Nasdaq National Market under the symbol “PLUG.” As of March 1, 2003, there were approximately 2,600 record holders of our common stock. However, management believes that a significant number of shares are held by brokers under a “nominee name” and that the number of beneficial shareholders of our common stock exceeds 80,000. The following table sets forth high and low last reported sale prices for our common stock as reported by the Nasdaq National Market for the periods indicated:

	Sales prices
	High	Low
2002
1st Quarter	$13.10	$8.26
2nd Quarter	$12.58	$6.61
3rd Quarter	$8.00	$4.05
4th Quarter	$6.82	$3.39

2003
1st Quarter	$6.34	$4.04
2nd Quarter	$6.18	$4.50
3rd Quarter	$6.58	$3.85
4th Quarter	$7.50	$4.88

Dividend Policy.    We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.

Item 6. Selected Financial Data

The following tables set forth selected financial data and other operating information of the Company. The selected statement of operations and balance sheet data for 2003, 2002, 2001, 2000 and 1999 as set forth below are derived from the audited financial statements of the Company. The information is only a summary and you should read it in conjunction with the Company’s audited financial statements and related notes and other financial information included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement Of Operations:
Product and service revenue	$7,517	$9,427	$2,574	$—	$—
Research and development contract revenue	4,985	2,391	3,168	8,378	11,000

Total revenue	12,502	11,818	5,742	8,378	11,000

Cost of product and service revenues	7,150	7,602	5,080	—	—
Cost of research and development contract revenues	7,010	3,739	6,211	13,055	15,498
In-process research and development	3,000	—	—	4,984	—
Research and development expense	40,070	40,289	60,600	65,905	20,506
General and administrative expense	7,183	6,956	7,492	16,167	9,927
Other expense (income), net	1,128	450	(529)	(5,491)	(1,462)

Net loss	$(53,039)	$(47,218)	$(73,112)	$(86,242)	$(33,469)

Loss per share, basic and diluted	$(0.88)	$(0.93)	$(1.56)	$(1.99)	$(1.27)

Weighted average number of common shares outstanding	60,146	50,645	46,840	43,308	26,283

Balance Sheet Data:
(at end of the period)
Unrestricted cash, cash equivalents and marketable securities	$102,004	$55,848	$92,682	$86,733	$171,496
Total assets	160,589	108,683	151,374	150,829	216,126
Current portion of long-term obligations	545	530	530	577	553
Long-term obligations	5,306	5,727	6,172	6,707	6,517
Stockholders’ equity	144,286	92,697	135,003	134,131	201,407
Working capital	99,286	56,876	90,366	83,352	169,212

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying Financial Statements and Notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: our ability to develop commercially viable on-site energy products; the cost and timing of developing our on-site energy products; market acceptance of our on-site energy products; our reliance on our relationship with certain affiliates of General Electric (GEFCS); our ability to perform on our multi-generation product plan in a manner satisfactory to GEFCS; our ability to manufacture on-site energy products on a large-scale commercial basis; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our on-site energy products; the ability to raise and provide the necessary capital to develop, manufacture and market our on-site energy products; our ability to establish relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; our ability to protect our intellectual property; our ability to lower the cost of our on-site energy products and demonstrate their reliability; the cost of complying with current and future governmental regulations; the impact of deregulation and restructuring of the electric utility industry on demand for our on-site energy products; fluctuations in the trading price and volume of our common stock and other risks and uncertainties discussed under Item I—Business under the caption “Factors Affecting Future Results.” Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

Overview

We design and develop of on-site energy systems, based on proton exchange membrane fuel cell technology, for energy consumers worldwide. Our architecture-based technology platform includes proprietary proton exchange membrane (PEM) fuel cell and fuel processing technologies, from which we expect to offer multiple products. We are currently developing: (1) backup power products for telecommunications, broadband and industrial uninterruptible power supply (UPS) applications; (2) on-site hydrogen generation for a variety of industrial gas applications; (3) combined heat and power products for remote residential and small commercial applications; and (4) battery-replacement modules for material handling equipment.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions.

We are a development stage enterprise in the beginning stages of field testing and marketing our initial commercial products to a limited number of customers, including telecom, utilities, government entities and our distribution partners. This initial product is a limited edition fuel cell system (System or Unit) that is intended to offer complementary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements to our Systems are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation and uninterruptible power supply (UPS) applications.

Our initial commercial sales are for the delivery of limited edition fuel cell systems and are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support, which are limited to a defined operating period, as well as certain cancellation privileges that expire ratably over the stated contractual term. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. Under these initial commercial sales, we defer recognition of product and service revenue, as a result of the cancellation privileges, and recognize revenue on a straight line basis as the cancellation privileges expire ratably over the stated contractual term, which are for periods of six to twelve months (See Critical Accounting Policies and Estimates, Revenue Recognition).

Several key indicators of our liquidity are summarized in the following table:

	Years ended December 31,
	2003	2002	2001
Unrestricted cash, cash equivalents and marketable securities	$102,004,000	$55,848,000	$92,682,000
Working capital	99,285,000	56,876,000	90,366,000
Net loss	53,038,802	47,218,326	73,112,027
Net cash used in operating activities	38,017,000	36,894,000	55,287,000
Purchase of property, plant and equipment	627,000	1,268,000	2,679,000

We have financed our operations through December 31, 2003 primarily from the sale of equity, which has provided cash in the amount of $348.4 million. During the year ended December 31, 2003, the Company used $38.0 million in cash from operations, received $44.1 million of cash from investing activities and received $55.3 million from financing activities. Cash used by operating activities consisted primarily of a net loss of $53.0 million offset, in part, by non-cash items of $4.1 million in amortization and depreciation, $3.0 million write-off of in process research and development as a result of the merger with H Power, $3.0 million in stock based compensation, $2.6 million amortization of intangible assets and $1.9 million in equity losses in affiliates. Cash provided by investing activities consisted of $29.4 million related to the net proceeds of the merger with H Power and $15.3 million from marketable securities. Cash provided by financing activities of $55.4 million consisted primarily of $55.0 million of net proceeds from issuance of common stock.

2003 Significant Events

Improved capitalization: In November 2003, we completed a public offering of 11,700,000 shares of common stock at $5.00 per share for aggregate proceeds to the Company of $55.0 million, after payment of approximately $3.5 million for placement fees and other offering expenses related to the issuance and distribution of the securities.

In March 2003, we acquired H Power Corp, a company also involved in the design, development and manufacture of proton exchange membrane fuel cells and fuel cell systems. As part of the acquisition, the Company acquired net cash, cash equivalents and marketable securities of approximately $29.6 million. For further information, see note 11 entitled “Acquisition of H Power Corp.” in the notes to the consolidated financial statements in this Form 10-K.

Enhanced product portfolio: In June 2003, we announced GenCoreTM 5T, our first direct hydrogen product. The GenCoreTM 5T is designed to provide extended-run backup power specifically for the telecommunications industry in the demanding outside plant market. The product is being marketed to system operators concerned with reducing life-cycle maintenance and total equipment expenses.

In July 2003, we delivered our first fuel cell system, fueled by liquefied petroleum gas, the GenSysTM 5P. The GenSysTM5P is being marketed to rural electric cooperatives, propane dealers and federal and state government agencies that require the remote fuel capability provided by LPG.

In December 2003, we announced GenSiteTM a new product line intended to provide reliable on-site generation of compressed hydrogen gas for industrial applications such as generator cooling and metals processing. GenSiteTM leverages our core reformer technology that has been embedded in more than 380 GenSysTM fuel cell systems that have cumulatively operated for more than one million hours.

Secured additional strategic partners: In October 2003, we completed the first major milestone of our collaboration with Honda, announcing the successful demonstration of a Home Energy System at Honda R&D Americas’ facility in Torrance, California. The system, fueled by natural gas, demonstrated its ability to generate, store and deliver hydrogen fuel to Honda’s FCX fuel cell vehicle and export electricity to the grid. The Home Energy Station is a fully integrated system that was co-developed by Plug Power and Honda, using proprietary technologies from both companies.

During 2003, we also signed Joint Marketing Research Agreements with Tyco Electronics Power Systems, Inc. and Sharp Corporation Solar Systems Division, respectively, to explore market opportunities in a variety of geographic regions for the GenCoreTM product line. In June, Tyco Electronics displayed the GenCoreTM5T as part of its next-generation telecom power display at SuperComm 2003, a telecommunication trade show.

Increased product deliveries: We delivered 145 fuel cell systems to new and repeat customers throughout the United States, Germany, Japan, France and the United Kingdom. Systems at customer locations operated for a cumulative total of 618,000 hours and generated more than 1.6 million kilowatt-hours of electricity during 2003.

Significant deliveries included:

•	The Company’s first 19 GenCoreTM 5T systems shipped to a variety of customers within the telecommunications, industrial, research and government sectors.

•	50 fuel cell heating appliances delivered to customers and partners of Vaillant in connection with the European Union’s Virtual Power Plant Program. Systems are operating in multi-family homes and small businesses throughout Europe.

•	76 GenSysTM systems delivered to various other customers including the military and various other federal facilities under the Department of Defense Residential Fuel Cell Demonstration Program managed by the U.S. Army Corps of Engineers, Engineer Research and Development Center.

Increased technology portfolio: During 2003, we increased our technology portfolio by adding 24 new U.S. patents and acquiring 18 patents from H Power. At December 31, 2003, we had 102 U.S. and eight foreign patents; 145 patents pending worldwide. Additionally, joint patents were filed with Honda relating to development work for the Home Energy Station.

Other: We finalized contracts with the U.S. Department of Energy, National Institute of Standards and Technology and the New York State Energy Research and Development Authority, under which we expect to receive approximately $15.0 million in net funding during the 30-month, cost-share programs ending in 2006.

Results of Operations

Comparison of the Years Ended December 31, 2003 and December 31, 2002.

Product and service revenue. Product and service revenue decreased to $7.5 million for the year ended December 31, 2003, from $9.4 million for the year ended December 31, 2002. Our initial commercial sales for the delivery of limited edition fuel cell systems are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support, which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. Under these initial commercial sales, we defer recognition of product and service revenue, as a result of the cancellation privileges, and recognize revenue on a straight line basis as the cancellation privileges expire rabably over the stated contractual term, which are for periods of six to twelve months. Substantially all product and service revenue recognized to date relates to the GenSys product line. In the fourth quarter of 2003, we started making the initial shipments of our GenCore product which is focused on providing backup, direct-current (DC) power products for telecom, broadband and industrial uninterruptible power supply (UPS) applications.

During the year ended December 31, 2003, we delivered 145 fuel cell systems and recognized product and service revenue against these current year deliveries in the amount of $2.1 million combined with the recognition of $5.4 million of revenue originally deferred at December 31, 2002. This compares to 121 fuel cell systems delivered for the year ended December 31, 2002, during which we recognized $3.9 million of product and service revenue against 2002 deliveries combined with the recognition of $5.5 million of revenue originally deferred at December 31, 2001.

During 2003 and 2002, we invoiced $6.8 million and $9.4 million, respectively, for the delivery of fuel cell systems and recognized revenue of $4.7 million and $5.5 million in 2003 and 2002, respectively. The difference between the amounts invoiced and the recognized revenue in 2003 and 2002 represents a component of deferred revenue at December 31, 2003 and 2002. We expect to recognize substantially all of the deferred revenue as of December 31, 2003, during 2004.

Research and development contract revenue. Research and development contract revenue increased to $5.0 million for the year ended December 31, 2003, from $2.4 million for the year ended December 31, 2002. The increase is due to the addition of development agreements with the DOE, NYSERDA and NIST in 2003 and the continuation of commercial agreements including Honda R&D Co., Ltd. of Japan that began in the fourth quarter of 2002. We expect to continue certain research and development contract work that is directly related to our current product development efforts. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost-sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period.

Cost of product and service revenue. Cost of product and service revenue decreased to $7.2 million for the year ended December 31, 2003 from $7.6 million for the year ended December 31, 2002. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services. This decrease is primarily related to the decrease in the service costs of units in the field and a decrease in the cost of production materials for the units shipped.

Cost of research and development contract revenue. Cost of research and development contract revenue increased to $7.0 million for the year ended December 31, 2003 from $3.7 million for the year ended December 31, 2002. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts. The increase in these costs relates primarily to the additional development agreements described above under research and development contract revenue.

In-process research and development expense. In-process research and development expense of $3.0 million for the year ended December 31, 2003 represents the write-off of in-process research and development expense related to the acquisition of intellectual property and certain other assets acquired as a result of the merger with H Power. The amount attributable to in-process research and development was determined using an income approach which reflects the present value of future avoided costs that would otherwise have been spent to acquire the exclusive rights to this technology. The net avoided cost is discounted using a 20% discount rate, which is believed to be consistent with the risk associated with this early stage technology. This amount was further adjusted to reflect the technology’s state of completion in order to reflect the fair value of the in-process research and development attributable to the efforts of the seller up to the date of the transaction.

Noncash research and development expense. Noncash research and development expense increased to $1.8 million for the year ended December 31, 2003 from $1.0 million for the year ended December 31, 2002. Noncash research and development expense represents the fair value of stock grants to consultants and others in exchange for services provided. The increase is directly related to the amount of services provided.

Other research and development expense. Other research and development expense decreased to $38.3 million for the year ended December 31, 2003 from $39.3 million for the year ended December 31, 2002. Research and development expense includes materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. The decrease is primarily the result of our approach to the design of our next generation fuel cell system using advanced modeling and system simulation techniques which result in lower research and development costs because we build fewer systems for internal test and evaluation.

Other research and development expense also includes amortization in the amount of $4.4 million and $1.6 million for the years ended December 31, 2003 and 2002, respectively, for prepaid development costs, under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs” and amortization of capitalized technology from our purchase of certain Gastec fuel processing technology and certain other capitalized technology acquired as a result of our merger with H Power (as noted above), both of which are recorded on our balance sheet under the caption “Intangible assets”. At December 31, 2003 the carrying value of intangible assets acquired from H Power was $3.4 million, and the carrying value of prepaid development costs was $700,000. The intangible assets acquired from Gastec have been fully amortized as of December 31, 2003.

Noncash general and administrative expense. Noncash general and administrative expense increased to $896,000 for the year ended December 31, 2003 from $482,000 for the year ended December 31, 2002. Noncash general and administrative expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

Other general and administrative expense. Other general and administrative expenses decreased to $6.3 million for the year ended December 31, 2003 from $6.5 million for the year ended December 31, 2002. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services. The decrease in other general and administrative expenses is the result of our continuing effort for more efficient spending in support of operations across the entire organization. Based on our current level of operations, no significant increase in other general and administrative expenses is anticipated.

Interest income. Interest income, consisting of interest earned on our cash, cash equivalents and marketable securities, decreased to $833,000 for the year ended December 31, 2003, from $1.7 million for the same period in 2002. The decrease was due to lower principal balances as well as a lower yield on our investment portfolio during a period of generally declining interest rates offset, in part, by an increase in our investment portfolio for funds received as a result of our March 2003 acquisition of H Power and our public offering of equity in November 2003.

Interest expense. Interest expense consists of interest on a long-term obligation related to our facilities and interest paid on capital lease obligations. Interest expense was $62,000 for the year ended December 31, 2003, compared to $97,000 for the year ended December 31, 2002. The debt accrues interest at a variable rate of interest that was approximately 1.30% and 1.55% at December 31, 2003 and 2002, respectively.

Equity in losses of affiliates. Equity in losses of affiliates decreased to $1.9 million for the year ended December 31, 2003 from $2.0 million during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems (GEFCS) in the amount of $108,000 and amortization of intangible assets in the amount of $1.8 million.

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

Cost of product and service revenue. Cost of product and service revenue increased to $7.6 million for the year ended December 31, 2002 from $5.0 million for the year ended December 31, 2001. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services. The increase in our cost of product and service revenue is due to a full year of fuel cell system deliveries, which commenced in the third quarter of 2001, and a full year of expenses under service and other contractual obligations related to these initial deliveries.

Cost of research and development contract revenue. Cost of research and development contract revenue decreased to $3.7 million for the year ended December 31, 2002 from $6.2 million for the year ended December 31, 2001. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts. The decrease in our cost of research and development contract revenue is due to reduced contract activity with the U.S. Department of Energy under a program with a 25 percent cost sharing requirement and reduced activity with the U.S. Department of Commerce-NIST under a program with a 50 percent cost sharing requirement.

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

Other research and development expense. Other research and development expense decreased to $39.3 million for the year ended December 31, 2002 from $59.3 million for the year ended December 31, 2001. The decrease in research and development expense of $20.0 million for the year ended December 31, 2002, compared to December 31, 2001, is the result of producing fewer units for internal test and evaluation purposes combined with a smaller workforce than during the same period last year. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques which result in lower research and development costs because we build fewer systems for internal test and evaluation. Additionally, during the fourth quarter of 2001 we implemented a reduction in force resulting in a decrease of approximately $5.3 million to compensation and employee benefits for the engineering and related staff. We also reversed accrued expenses in the amount of $1.8 million, reflected on our balance sheet at December 31, 2001, which was related to our joint development agreement with Celanese. During the third quarter of 2002, we finalized negotiations with Celanese to revise the terms of our agreement with them. The new agreement includes an estimate, without obligation, of what we anticipate spending on an annual basis going forward relative to the joint development of a high temperature membrane. In accordance with these revised terms we have reversed an accrual in the amount of $1.8 million related to the funding obligation under the previous terms of the agreement, which required us to cost-share the development efforts performed by Celanese.

Research and development expense includes materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Research and development expenses also include amortization of prepaid development costs in the amount of $1.6 million under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs” and amortization in the amount of $3.0 million related to the portion of the Gastec purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”.

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

Revenue recognition: We are a development stage enterprise in the beginning stages of field testing and marketing our initial commercial products to a limited number of customers, including telecom, utilities, government entities and our distribution partners. This initial product is a limited edition fuel cell system (System or Unit) that is intended to offer complementary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements to our Systems are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation and uninterruptible power supply (UPS) applications.

We apply the guidance within Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104) to our initial sales contracts to determine when to properly recognize revenue. Our initial commercial sales for the delivery of limited edition fuel cell systems are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support, which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. Under these initial commercial sales, we defer recognition of product and service revenue, as a result of the cancellation privileges, and recognize revenue on a straight line basis as the cancellation privileges expire ratably over the stated contractual term, which are for periods of six to twelve months.

As we gain commercial experience, including field experience relative to service and warranty based on the sales of our initial products, the fair values for the multiple elements within our future contracts may become determinable and we may, in future periods, recognize revenue upon delivery of the Unit or we may continue to defer recognition, based on application of appropriate guidance within EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, or change in the manner we structure contractual agreements, including our agreements with distribution partners.

Valuation of long-lived and intangible assets and goodwill: We assess the impairment of identifiable intangible, long-lived assets and goodwill, if any, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of intangible, long-lived assets and goodwill, if any, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based upon the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as appropriate. Based on the review during the year ended December 31, 2003, we do not believe an impairment charge is required.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $162.2 million as of December 31, 2003, due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance which could materially impact our financial position and results of operations. At December 31, 2003, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero for the year ended December 31, 2003.

Recent Accounting Pronouncements

In November 2002, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services or rights to use assets. This guidance was effective for revenue arrangements entered into after June 15, 2003. In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”. SAB 104 updates the guidance in SAB 101 in order to integrate the consensus set forth in EITF 00-21. The adoption of SAB 104 and EITF 00-21 has had no material effect on the Company’s consolidated financial statements to date.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 nullifies previous accounting guidance, principally EITF Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003 with no material effect on the Company.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 “. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. To date, the Company has not entered into any transactions whereby it has guaranteed, either directly or indirectly, any indebtedness. The adoption of FIN No. 45 on January 1, 2003 had no material effect on the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Adoption of SFAS No. 150 is required for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company’s quarter ending September 30, 2003. The adoption of SFAS No. 150 on June 1, 2003 had no material effect on the Company.

Liquidity and Capital Resources

Summary

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our on-site energy products, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our on-site energy products for worldwide use, hiring and training our production staff, developing and expand our manufacturing capacity, continue expanding our production and our research and development activities. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash, cash equivalents and marketable securities balances will provide sufficient capital to fund operations for at least the next twelve months.

Several key indicators of liquidity are summarized in the following table:

	Years ended December 31,
	2003	2002	2001
Unrestricted cash, cash equivalents and marketable securities	$102,004,000	$55,848,000	$92,682,000
Working capital	99,285,000	56,876,000	90,366,000
Net loss	53,038,802	47,218,326	73,112,027
Net cash used in operating activities	38,017,000	36,894,000	55,287,000
Purchase of property, plant and equipment	627,000	1,268,000	2,679,000

We have financed our operations through December 31, 2003 primarily from the sale of equity, which has provided cash in the amount of $348.4 million. As of December 31, 2003, we had unrestricted cash, cash equivalents and marketable securities totaling $102.0 million and working capital of $99.3 million. As a result of our purchase of real estate from Mechanical Technology Incorporated, we have escrowed an additional $4.7 million in cash to collateralize the $4.7 million of mortgage debt assumed on the purchase. Since inception, net cash used in operating activities has been $228.5 million and cash used in investing activities has been $24.8 million.

During the year ended December 31, 2003, the Company used $38.0 million in net cash from operations, received $44.1 million of net cash from investing activities and received $55.3 million in net cash from financing activities. Cash used by operating activities consisted primarily of a net loss of $53.0 million offset, in part, by non-cash items of $4.1 million in amortization and depreciation, $3.0 million write-off of in process research and development as a result of the merger with H Power, $3.0 million in stock based compensation, $2.6 million amortization of intangible assets and $1.9 million in equity losses in affiliates. Cash provided by investing activities consisted of $29.4 million related to the net proceeds of the merger with H Power and $15.3 million from marketable securities. Cash provided by financing activities of $55.3 million consisted primarily of $55.0 million of net proceeds from issuance of common stock.

Other significant transactions including mergers and acquisitions; capital transactions; joint venture and development agreements; and research and development contracts are as follows:

Mergers & Acquisitions

On March 25, 2003, we consummated a merger transaction with H Power pursuant to which we acquired H Power in a stock-for-stock exchange valued at approximately $46.3 million. In connection with the transaction, H Power stockholders received 0.8305 shares of our common stock for each share of H Power common stock held immediately prior to the transaction. Immediately following the transaction H Power became a wholly owned subsidiary. As part of the acquisition, we acquired intellectual property and certain other assets including cash, cash equivalents and marketable securities of H Power worth approximately $29.6 million, after payment of $7.1 million of certain costs and expenses associated with the consummation of the merger which were accounted for as additional purchase price.

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

In November 2003, the Company completed a public offering of 11,700,000 shares of common stock. We received proceeds of $55.0 million, net of $3.5 million of expenses and placement fees relating to the issuance and distribution of the securities.

Private Placements

In July 2001, simultaneous with the closing of the follow-on public offering, we closed a private equity financing of 416,666 shares of common stock to GE Power Systems Equities, Inc., an indirect wholly owned subsidiary of General Electric Company, and 416,666 shares of common stock to Edison Development Corporation, an indirect wholly owned subsidiary of DTE Energy Company, raising an additional $9.6 million in net proceeds.

Capital Contributions

We were formed in June 1997 as a joint venture between Mechanical Technology Incorporated and Edison Development Corporation, an indirect wholly owned subsidiary of DTE Energy Company. At formation, Mechanical Technology Incorporated contributed assets related to its fuel cell program, including intellectual property, 22 employees, equipment and the right to receive government contracts for research and development of PEM fuel cell systems, if awarded. Edison Development Corporation contributed or committed to contribute $9.0 million in cash, expertise in distributed power generation and marketplace presence to distribute and sell stationary fuel cell systems.

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

Also in June 1999, Edison Development Corporation purchased 704,315 shares of common stock for $4.7 million in cash under provisions of our original formation documents that allowed Edison Development Corporation and Mechanical Technology Incorporated to maintain equal ownership percentages in us. Mechanical Technology Incorporated has made aggregate cash contributions of $27.0 million plus noncash contributions of $14.2 million, while Edison Development Corporation has made aggregate cash contributions of $46.2 million, including $5.0 million in connection with the closing of a private placement of 416,666 shares of our common stock in July, 2001. Mechanical Technology Incorporated and Edison Development Corporation have not made any additional cash or noncash contributions since October 1999 and July 2001, respectively.

GE Fuel Cell Systems

In February 1999, we entered into a joint venture agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service certain of our PEM fuel cell systems under 35 kW designed for use in residential, commercial and industrial stationary power applications on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc., has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Energy business.

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

Under a separate agreement with the General Electric Company, for our product development effort, we have agreed to source technical support services, including engineering, testing, manufacturing and quality control services. Under this agreement, the Company has committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. Through December 31, 2003, we have purchased approximately $8.3 million of such services and are currently discussing the extension of the related service term. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

Grant Agreements

In 2000 we were awarded and received $1.0 million under a grant from the State of New York. The grant is for the express purpose of promoting employment. Terms of the grant require us to meet certain employment criteria, as defined, over a five year period. If we fail to meet the specified criteria, we must repay the unearned portion of the grant. As of December 31, 2003, we were in compliance with the terms and conditions of the grant.

In 2003 we finalized contracts with the U.S. Department of Energy (DOE), National Institute of Standards and Technology (NIST) and the New York State Energy Research and Development Authority (NYSERDA), under which we expect to receive approximately $15.0 million in net funding during the 30-month, cost-share programs ending in 2006.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2003.

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$4,711,000	$345,000	$750,000	$845,000	$2,711,000
Operating leases	2,807,000	688,000	1,051,000	712,000	356,000
Other obligations	3,700,000	3,700,000	—	—	—

Total	$11,218,000	$4,733,000	$1,801,000	$1,557000	$3,127,000

Other obligations include future payments under our agreement with General Electric Company to source technical support services for our product development effort as described in Note 3 of the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in government, government backed and interest-bearing investment-grade securities that we generally hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements included in this Report beginning at page F-1 are incorporated in this Item 8 by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in internal controls over financial reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, our management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Directors

Incorporated herein by reference is the information appearing under the captions “Information about our Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.

(b) Executive Officers

Incorporated herein by reference is the information appearing under the captions “Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors, employees and consultants of the Company. The Code of Business Conduct and Ethics is intended to comply with Item 406 of Regulation S-K of the Securities Exchange Act of 1934 and with applicable rules of The NASDAQ Stock Market, Inc. Our Code of Business Conduct and Ethics is posted on our Internet website under the “Investor” page. Our Internet website address is www.plugpower.com. To the extent required or permitted by the rules of the SEC and Nasdaq, we will disclose amendments and waivers relating to our Code of Business Conduct and Ethics in the same place as our website.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table gives information about the shares of Common Stock that may be issued upon the exercise of options under the Plug Power, L.L.C. Second Amendment and Restatement of the Membership Option Plan (1997 Plan), the Company’s 1999 Stock Option and Incentive Plan, as amended (1999 Stock Option Plan) and the Company’s 1999 Employee Stock Purchase Plan, as of December 31, 2003.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(c)
Equity compensation plans approved by security holders	4,797,812	(1)	$11.44	4,644,878	(2)
Equity compensation plans not approved by security holders(3)	—		—	—

Total	4,797,812	(1)	$11.44	4,644,878	(2)

(1)	Represents 4,797,812 outstanding options under the 1997 Plan and 1999 Stock Option Plan. There are no options, warrants or rights outstanding under the 1999 Employee Stock Purchase Plan.
(2)	Includes 3,919,495 shares available for future issuance under the 1999 Stock Option Plan and 725,383 shares available for future issuance under the 1999 Employee Stock Purchase Plan. The 1999 Stock Option Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the 1999 Stock Option Plan will increase on the first day of January and July each year. On each January 1 and July 1, the aggregate number of shares reserved for issuance under the 1999 Stock Option Plan will increase by 16.45% of any net increase in the total number of outstanding shares since the preceding July 1 or January 1, as the case may be. In accordance with this procedure, on January 1, 2004, the maximum number of shares remaining available for future issuance under the 1999 Stock Option Plan was increased by 1,951,453 to 3,919,495.
(3)	There are no equity compensation plans in place not approved by shareholders.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the caption “Independent Auditors Fees” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.

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

15(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarterly period ended December 31, 2003:

On October 9, 2003, we filed a report on Form 8-K/A amending our report on Form 8-K filed on March 27, 2003 and subsequently amended on June 9, 2003, reporting under Item 7, disclosing our updated financial statements and pro forma financial information in relation to our acquisition of H Power Corp.

On October 10, 2003, we filed a report on Form 8-K/ amending our report on Form 8-K filed on March 27, 2003 and subsequently amended on June 9, 2003, reporting under Item 7, disclosing the updated H Power Corp. financial statements and pro forma financial information in relation to our acquisition of H Power Corp.

On November 12, 2003, we filed a current report on Form 8-K, under Item 5 and Item 7, disclosing that we had entered into agreements with investors to sell an aggregate of 11,700,000 shares of our common stock at a price of $5.00 for aggregate gross proceeds of $58.5 million, before placement fees and offering expenses.

On November 14, 2003, we filed a current report on Form 8-K, under Item 5 and Item 7, disclosing that we had consummated our agreements with investors to sell an aggregate of 11,700,000 shares of our common stock at a price of $5.00 for aggregate gross proceeds of $58.5 million, before placement fees and offering expenses.

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

PLUG POWER INC.

By:	/s/ ROGER B. SAILLANT
Roger B. Saillant, President and Chief Executive Officer

Date: March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER B. SAILLANT Roger B. Saillant	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004

/s/ DAVID A. NEUMANN David Neumann	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 11, 2004

/s/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr.	Director	March 11, 2004

/s/ LARRY G. GARBERDING Larry G. Garberding	Director	March 11, 2004

/s/ J. DOUGLAS GRANT J. Douglas Grant	Director	March 11, 2004

/s/ MAUREEN O. HELMER Maureen O. Helmer	Director	March 11, 2004

/s/ DOUGLAS T. HICKEY Douglas T. Hickey	Director	March 11, 2004

/s/ GEORGE C. MCNAMEE George C. McNamee	Director	March 11, 2004

/s/ RICHARD R. STEWART Richard R. Stewart	Director	March 11, 2004

/s/ JOHN M. SHALIKASHVILI John M. Shalikashvili	Director	March 11, 2004

/s/ GARY K. WILLIS Gary K. Willis	Director	March 11, 2004

List of Exhibits

Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.5, 10.7, 10.8, 10.14, 10.15, 10.28, 10.29 and 10.31 represent the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Exhibit No. and Description

3.1	Amended and Restated Certificate of Incorporation of Plug Power.(2)

3.2	Amended and Restated By-laws of Plug Power.(2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power(3)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power.(1)

10.1	Trademark and Trade Name Agreement, dated as of February 2, 1999, between General Electric Company and GE Fuel Cell Systems, LLC.(1)

10.2	Trademark Agreement, dated as of February 2, 1999, between Plug Power, LLC, and GE Fuel Cell Systems, LLC.(1)

10.3	Assignment and Assumption Agreement, dated as of July 1, 1999, between the Town of Colonie Industrial Development Agency, Mechanical Technology Incorporated, Plug Power, LLC, KeyBank, N.A., and First Albany Corporation.(1)

10.4	Replacement Reimbursement Agreement, dated as of July 1, 1999, between Plug Power, LLC and KeyBank, N.A.(1)

10.5	1997 Membership Option Plan and amendment thereto dated September 27, 1999.(1)

10.6	Trust Indenture, dated as of December 1, 1998, between the Town of Colonie Industrial Development Agency and Manufacturers and Traders Trust Company, as trustee.(1)

10.7	1999 Stock Option and Incentive Plan.(1)

10.8	Employee Stock Purchase Plan.(1)

10.9	Agreement, dated as of August 27, 1999, by Plug Power, LLC, Plug Power Inc., GE On-Site Power, Inc., GE Power Systems Business of General Electric Company, and GE Fuel Cell Systems, L.L.C.(1)

10.10	Registration Rights Agreement to be entered into by the Registrant and the stockholders of the Registrant.(2)

10.11	Registration Rights Agreement to be entered into by Plug Power, L.L.C. and GE On-Site Power, Inc.(2)

10.12	Amendment No. 1 to Distributor Agreement dated February 2, 1999, between GE Fuel Cell Systems L.L.C. and Plug Power Inc.(3)

10.13	Amendment to Distributor Agreement dated February 2, 1999, made as of July 31, 2000, between GE Fuel Cell Systems L.L.C. and Plug Power Inc.(3)

10.14	Agreement, dated as of December 15, 2000, between Plug Power Inc. and Roger Saillant.(3)

Exhibit No. and Description

10.15	Amendment dated September 19, 2000 to agreement, dated as of August 6, 1999, between Plug Power Inc. and Gregory A. Silvestri.(3)

10.16	Joint Development Agreement, dated as of June 2, 2000, between Plug Power Inc. and Engelhard Corporation(3)

10.17	Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, L.L.C. dated August 21, 2001, between GE MicroGen, Inc. and Plug Power Inc.(4)

10.18	Side Letter, dated August 21, 2001, to Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, L.L.C. between GE MicroGen, Inc. and Plug Power Inc.(4)

10.19	First Amendment, dated July 25, 2001, to Registration Rights Agreement entered into by Plug Power, L.L.C. and GE On-Site Power, Inc.(4)

10.20	Amended and Restated Distribution Agreement, dated as of August 21, 2001, between GE Fuel Cell Systems, LLC and Plug Power, LLC(4)

10.21	Investment Agreement dated July 25, 2001, by and between Plug Power Inc. and GE Power Systems Equities Inc.(4)

10.22	Option to Purchase Common Stock of Plug Power Inc. by GE Power Systems Equities, Inc., dated August 21, 2001(4)

10.23	Services Agreement, dated March 17, 2000, between Plug Power Inc. and General Electric Company(4)(5)

10.24	Amendment, dated September 18, 2000, to the Services Agreement between Plug Power Inc. and General Electric Company(4)

10.25	Amendment, dated December 31, 2000, to the Services Agreement between Plug Power Inc. and General Electric Company(4)

10.26	Amendment, dated March 31, 2001, to the Services Agreement between Plug Power Inc. and General Electric Company(4)

10.27	Amendment No. 1, dated February 27, 2002, to Services Agreement, between Plug Power Inc. and GE Microgen (f/k/a GE On-Site Power)(4)

10.28	Agreement, dated as of August 29, 2002, between Plug Power Inc. and Mark Sperry.(5)

10.29	Agreement, dated as of August 29, 2002, between Plug Power Inc. and John Elter.(5)

10.30	Amendment, dated July 2, 2003, to the Distributor Agreement between GE Fuel Cell Systems, LLC and Plug Power, LLC(6)

10.31	Agreement dated as of January 20, 2004, between Plug Power Inc. and David A Neumann.(6)

Exhibit No. and Description
23.1	Consent of KPMG LLP(6)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File Number 333-86089).
(2)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 1999.
(3)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000.
(4)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001.
(5)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2002.
(6)	Filed herewith.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Plug Power Inc.:

We have audited the accompanying consolidated balance sheets of Plug Power Inc. and subsidiaries (a development stage enterprise) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003 and for the period June 27, 1997 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative consolidated statements of operations, stockholders’ equity, and cash flows for the period June 27, 1997 (inception) to December 31, 2003 include amounts for the period from June 27, 1997 (inception) to December 31, 1997 and for each of the years in the three-year period ending December 31, 2000, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period June 27, 1997 through December 31, 2000 is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plug Power Inc. and subsidiaries (a development stage enterprise) as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 and for the period June 27, 1997 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Albany, New York

February 6, 2004

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$88,685,255	$27,257,641
Restricted cash	345,000	325,000
Marketable securities	13,318,850	28,590,378
Accounts receivable	3,307,627	4,145,328
Inventory	2,663,741	2,031,995
Prepaid development costs	708,481	2,145,265
Prepaid expenses and other current assets	1,253,510	2,639,630

Total current assets	110,282,464	67,135,237
Restricted cash	4,330,274	4,675,274
Property, plant and equipment, net	24,122,266	26,320,676
Intangible asset	3,437,500	514,847
Investment in affiliates	7,588,891	9,488,762
Goodwill	10,388,980	—
Other assets	438,396	547,995

Total assets	$160,588,771	$108,682,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,975,370	$947,839
Accrued expenses	3,491,583	3,103,135
Deferred revenue	5,184,932	5,878,784
Current portion of capital lease obligation and long-term debt	345,000	329,706

Total current liabilities	10,996,885	10,259,464
Long-term debt	4,365,955	4,644,288
Deferred revenue	—	200,000
Other liabilities	939,810	882,271

Total liabilities	16,302,650	15,986,023

Commitments and contingencies (note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized at December 31, 2003 and December 31, 2002; 72,850,709 shares issued and outstanding, December 31, 2003 and 50,997,073 shares issued and outstanding, December 31, 2002	728,506	509,971
Additional paid-in capital	454,399,857	347,747,664
Unamortized value of restricted stock	(2,242,573)	—
Deficit accumulated during the development stage	(308,599,669)	(255,560,867)

Total stockholders’ equity	144,286,121	92,696,768

Total liabilities and stockholders’ equity	$160,588,771	$108,682,791

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2003, 2002 and 2001 and Cumulative Amounts from Inception

	December 31, 2003	December 31, 2002	December 31, 2001	Cumulative Amounts from Inception
Product and service revenue	$7,517,060	$9,426,803	$2,573,434	$19,517,297
Research and development contract revenue	4,985,157	2,391,374	3,168,091	37,657,736

Total revenue	12,502,217	11,818,177	5,741,525	57,175,033

Cost of product and service revenue	7,150,192	7,601,819	5,079,888	19,831,899
Cost of research and development contract revenue	7,009,752	3,738,838	6,211,003	55,603,155
In-process research and development	3,000,000	—	—	12,026,640
Research and development expense:
Noncash stock-based compensation	1,752,276	1,003,616	1,300,807	4,304,481
Other research and development	38,317,462	39,285,548	59,299,042	228,998,418
General and administrative expense:
Noncash stock-based compensation	896,018	481,927	502,370	12,916,188
Other general and administrative	6,286,894	6,473,957	6,990,119	38,194,386

Operating loss	(51,910,377)	(46,767,528)	(73,641,704)	(314,700,134)
Interest income	833,014	1,655,075	4,070,419	18,060,067
Interest expense	(61,568)	(96,635)	(259,958)	(970,743)

Loss before equity in losses of affiliates	(51,138,931)	(45,209,088)	(69,831,243)	(297,610,810)
Equity in losses of affiliates	(1,899,871)	(2,009,238)	(3,280,784)	(10,988,859)

Net loss	$(53,038,802)	$(47,218,326)	$(73,112,027)	$(308,599,669)

Loss per share:
Basic and diluted	$(0.88)	$(0.93)	$(1.56)

Weighted average number of common shares outstanding	60,145,940	50,644,950	46,840,091

The accompanying notes are an integral part on the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001 and cumulative amounts from inception

	December 31, 2003	December 31, 2002	December 31, 2001	Cumulative Amounts from Inception
Cash Flows From Operating Activities:
Net loss	$(53,038,802)	$(47,218,326)	$(73,112,027)	$(308,599,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,092,050	5,478,831	4,750,510	19,398,245
Equity in losses of affiliates	1,899,871	2,009,238	3,280,784	10,988,859
Amortization of intangible asset	2,577,347	2,955,292	3,356,927	11,687,001
Noncash prepaid development costs	1,436,784	1,614,866	5,419,630	9,291,519
Loss on disposal of property, plant and equipment	—	(76,132)	108,625	32,493
In-kind services	—	—	—	1,340,000
Stock-based compensation	2,966,797	1,485,543	2,013,177	18,003,096
Amortization of deferred grant revenue	(200,000)	(200,000)	(200,000)	(800,000)
Amortization and write-off of deferred rent	—	—	—	2,000,000
In-process research and development	3,000,000	—	—	7,042,640
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	1,057,043	(1,537,007)	(1,193,272)	(3,088,286)
Inventory	(277,173)	239,283	(103,272)	(2,309,168)
Prepaid expenses and other current assets	(621,701)	(1,706,911)	(238,541)	(3,239,417)
Prepaid development costs	—	—	375,000	—
Accounts payable and accrued expenses	(215,144)	(133,104)	(5,229,482)	3,787,722
Deferred revenue	(693,852)	193,991	5,484,793	5,984,932

Net cash used in operating activities	(38,016,780)	(36,894,436)	(55,287,148)	(228,480,033)

Cash Flows From Investing Activities:
Proceeds from acquisition	36,521,491	—	—	36,521,491
Integration costs and expenses associated with acquisition	(7,055,750)	—	—	(7,055,750)
Purchase of property, plant and equipment	(627,348)	(1,267,556)	(2,678,802)	(30,088,274)
Proceeds from disposal of property, plant and equipment	—	274,000	36,666	310,666
Purchase of intangible asset	—	—	—	(9,624,500)
Investment in affiliate	—	—	—	(1,500,000)
Marketable securities	15,271,528	10,443,936	(10,812,462)	(13,318,850)

Net cash provided by (used in) investing activities	44,109,921	9,450,380	(13,454,598)	(24,755,217)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	55,282,500	—	9,600,000	195,625,282
Proceeds from initial public offering, net	—	—	—	94,611,455
Proceeds from secondary public offering, net	—	—	52,017,750	52,017,750
Stock issuance costs	(315,296)	—	(429,199)	(2,384,072)
Proceeds from stock option exercises and employee stock purchase plan	433,578	1,104,610	2,782,546	8,564,121
Cash placed in escrow	325,000	310,000	290,000	(4,675,274)
Principal payments on long-term debt and capital lease obligations	(391,309)	(361,058)	(382,769)	(1,838,757)

Net cash provided by financing activities	55,334,473	1,053,552	63,878,328	341,920,505

Increase (decrease) in cash and cash equivalents	61,427,614	(26,390,504)	(4,863,418)	88,685,255
Cash and cash equivalents, beginning of period	27,257,641	53,648,145	58,511,563	—

Cash and cash equivalents, end of period	$88,685,255	$27,257,641	$53,648,145	$88,685,255

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2003, 2002 and 2001

	Common stock		Additional Paid-in Capital	Unamortized Value of Restricted Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
December 31, 2000	43,795,513	$437,955	$268,923,203	$—	$(135,230,514)	$134,130,644
Public offering, net	4,575,000	45,750	51,542,801			51,588,551
Private placement proceeds, net	833,332	8,333	9,591,667			9,600,000
Stock issued for development agreement	96,336	963	2,999,037			3,000,000
Stock option issued to affiliate			5,000,000			5,000,000
Stock based compensation	189,084	1,891	2,011,286			2,013,177
Stock option exercises	760,531	7,606	2,044,348			2,051,954
Stock issued under employee stock purchase plan	73,132	731	729,861			730,592
Net loss					(73,112,027)	(73,112,027)

December 31, 2001	50,322,928	503,229	342,842,203	—	(208,342,541)	135,002,891
Stock issued for development agreement	243,383	2,434	1,997,566			2,000,000
Stock based compensation	213,987	2,140	1,805,453			1,807,593
Stock option exercises	138,567	1,386	707,545			708,931
Stock issued under employee stock purchase plan	78,208	782	394,897			395,679
Net loss					(47,218,326)	(47,218,326)

December 31, 2002	50,997,073	509,971	347,747,664	—	(255,560,867)	92,696,768
Private placement proceeds, net	11,700,000	117,000	54,850,204			54,967,204
Stock issued in acquisition of H Power	9,063,080	90,631	46,169,945			46,260,576
Stock based compensation	356,829	3,567	2,026,020			2,029,587
Issuance of restricted stock	608,304	6,083	3,173,700	(3,179,783)		—
Amortization of restricted stock				937,210		937,210
Stock option exercises	35,033	350	84,623			84,973
Stock issued under employee stock purchase plan	90,380	904	347,701			348,605
Net loss					(53,038,802)	(53,038,802)

December 31, 2003	72,850,709	$728,506	$454,399,857	$(2,242,573)	$(308,599,669)	$144,286,121

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Description of Business

Plug Power Inc. and subsidiaries (Company) was originally formed as a joint venture between Edison Development Corporation (EDC) and Mechanical Technology Incorporated (MTI) in the State of Delaware on June 27, 1997 and succeeded by merger to all of the assets, liabilities and equity of Plug Power, L.L.C. in November 1999.

The Company is a development stage enterprise involved in the design, development and manufacture of on-site energy systems for energy consumers worldwide. The Company’s architecture-based technology platform includes proprietary proton exchange membrane (PEM) fuel cell and fuel processing technologies, from which multiple products are expected to be offered. The Company is currently developing: (1) back-up power products for telecommunications, broadband and industrial uninterruptible power supply (UPS) applications; (2) on-site hydrogen generation for a variety of industrial gas applications; (3) combined heat and power products for remote residential and small commercial applications; and (4) battery-replacement modules for material handling equipment.

Liquidity

The Company’s cash requirements depend on numerous factors, including but not limited to, product development activities, ability to commercialize its on-site energy systems, market acceptance of its systems and other factors. The Company expects to continue to devote substantial capital resources to its development programs directed at commercializing on-site energy systems worldwide and to hire and train production staff, develop and expand manufacturing capacity and continue research and development activities. The Company will pursue expansion of its operations through internal growth and strategic alliances and expects such activities will be funded from existing cash and cash equivalents, marketable securities and the issuance of equity or debt securities or other borrowings subject to market and other conditions.

In November 2003, the Company completed a public offering of 11.7 million shares of common stock. The Company received net proceeds of $55.0 million, after payment of $3.5 million of expenses and placement fees relating to the issuance and distribution of the securities.

On March 25, 2003, the Company consummated a merger transaction with H Power Corp. (H Power) pursuant to which it acquired H Power in a stock-for-stock exchange valued at approximately $46.3 million. The Company acquired certain intellectual property and other assets including approximately $29.6 million in net cash, cash equivalents and marketable securities.

At December 31, 2003, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $102.0 million and working capital of $99.3 million. Management believes that the Company’s current available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Plug Power Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Cash Equivalents and Restricted Cash

Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

At December 31, 2003 and 2002, the Company has restricted cash of $4.7 million and $5.0 million, respectively, that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions “Restricted cash” in the accompanying consolidated balance sheets.

Marketable Securities

Marketable securities includes investments in corporate debt securities and US Treasury obligations which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities would be reflected in other comprehensive income (loss) and as a component of stockholders’ equity. There was no significant difference between cost and fair value of these investments at December 31, 2003, 2002 or 2001. At December 31, 2003, the Company held marketable securities with maturities up to thirty months.

Inventory

Inventory is stated at the lower of average cost or market value and generally consists of raw materials.

Goodwill and Other Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

Goodwill represents the excess of costs over fair value of H Power net assets acquired. Amortized intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company’s identifiable intangible assets is two to ten years.

Product and Service Revenue

The Company applies the guidance within SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104) in the evaluation of its contracts to determine when to properly recognize revenue. Under SAB 104 revenue is recognized when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company defers recognition of product and service revenue as a result of the Company’s continued involvement through service, maintenance and other support and cancellation privileges. Revenue is recognized on a straight line basis over the stated contractual terms, which are generally for periods of six to twelve months as the service, maintenance and other support is provided and the cancellation privileges expire. At December 31, 2003 and 2002, the Company had deferred product and service revenue in the amount of $4.9 million and $5.5 million, respectively.

Research and Development Contract Revenue

Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period.

Property, Plant and Equipment

Property, plant and equipment are originally recorded at cost. Machinery and equipment under capital leases are originally recorded at the present value of minimum lease payments. Maintenance and repairs are expensed as costs are incurred.

Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Machinery and equipment under capital leases are amortized straight line over the shorter of the lease term or estimated useful life of the asset.

The Company provides for depreciation and amortization of buildings, building improvements and machinery and equipment over the following estimated useful lives:

Buildings	20 years
Building improvements	5–20 years
Machinery and equipment	3–15 years

Investments in Affiliated Companies

Investments in two affiliated companies, GE Fuel Cell Systems LLC (GEFCS) and Advanced Energy Incorporated, are accounted for under the equity method. The Company would recognize a loss when there is a loss in value in the investment which is other than a temporary decline.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

Research and Development

Costs incurred in the research and development of the Company’s fuel cell systems are expensed as incurred.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(53,038,802)	$(47,218,326)	$(73,112,027)
Add: Stock-based employee compensation expense included in reported net loss	2,648,294	1,485,543	1,803,177
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(12,140,641)	(23,660,210)	(30,491,031)

Proforma net loss	$(62,531,149)	$(69,392,993)	$(101,799,881)

Loss per share:
Basic and diluted—as reported	$(0.88)	$(0.93)	$(1.56)

Basic and diluted—pro forma	$(1.04)	$(1.37)	$(2.17)

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides calculations of basic and diluted earnings per share:

	Year Ended December 31,
	2003	2002	2001
Numerator:
Net loss	$(53,038,802)	$(47,218,326)	$(73,112,027)

Denominator:
Weighted average number of common shares	60,145,940	50,644,950	46,840,091

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares are summarized below:

Number of dilutive potential common shares	6,163,971	6,522,164	6,733,932

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

Recent Accounting Pronouncements

In November 2002, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services or rights to use assets. This guidance was effective for revenue arrangements entered into after June 15, 2003. In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”. SAB 104 updates the guidance in SAB 101 in order to integrate the consensus set forth in EITF 00-21. The adoption of SAB 104 and EITF 00-21 has had no material effect on the Company’s consolidated financial statements to date.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 nullifies previous accounting guidance, principally EITF Issue No. 94-3 and requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The adoption of SFAS No. 146 on January 1, 2003 had no material effect on the Company’s consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a recission of FIN No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. To date, the Company has not entered into any transactions whereby it has guaranteed, either directly or indirectly, any indebtedness and the adoption of FIN 45 on January 1, 2003 had no material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Adoption of SFAS No. 150 is required for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for the Company’s quarter ended September 30, 2003. The adoption of SFAS No. 150 had no material effect on the Company’s consolidated financial statements.

3. Investment in Affiliates

In February 1999, the Company entered into an agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, distribute, install and service certain of its PEM fuel cell systems under 35 kW designed for use in residential, commercial and industrial stationary power applications on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc. (“DTE”), has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Energy (formerly known as GE Power Systems) business.

In connection with the original formation of GEFCS, the Company issued 2,250,000 shares of its common stock to GE MicroGen, Inc. in exchange for a 25% interest in GEFCS. As of the date of issuance of such shares, the Company capitalized $11.3 million, the fair value of the shares issued, under the caption “Investment in affiliates” in the accompanying consolidated financial statements. In accordance with the terms of the agreement, General Electric Company will provide capital in the form of a loan not to exceed $8.0 million, to fund the operations of GEFCS.

In August 2001, the Company amended its agreements with GE Microgen, Inc. and GEFCS to expand GEFCS’ exclusive worldwide distribution rights to include all of its stationary PEM fuel cell systems. In addition, the Company increased its ownership interest in GEFCS from 25% to 40%. In return, the Company granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of its common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. The Company also replaced the product specifications, prices and delivery schedule in their distribution agreement with a high-level, multi-generation product plan, with subsequent modifications being subject to mutual agreement, and extended the term of the agreement to December 31, 2014. In connection with these transactions, the Company capitalized $5.0 million, the fair value, calculated using the Black-Scholes pricing model, of the option to purchase 725,000 shares of Plug Power common stock, under the caption “Investment in affiliates” in the accompanying consolidated financial statements, and is amortizing this amount over the remaining term of the original distribution agreement.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying consolidated statements of operations. GEFCS had an operating and net loss of $271,000 for the year ended December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, equity in losses of affiliates, related to GEFCS, was $1.9 million, $1.9 million and $1.7 million including amortization of $1.8 million, $1.8 million and $1.4 million, respectively. Accumulated amortization at December 31, 2003 and 2002 was $7.2 million and $5.4 million, respectively.

Under a separate agreement, the Company has agreed to source from General Electric Company technical support services for its product development effort, including engineering, testing, manufacturing and quality control services. Under this agreement, the Company has committed to purchase a minimum of $12.0 million of such services over a five-year period, which began September 30, 1999. At December 31, 2003 and 2002, approximately $335,000 and $135,000, respectively, was payable to General Electric Company under this arrangement. Through December 31, 2003, the Company has purchased approximately $8.3 million of such services and is currently discussing the extension of the related service term with General Electric Company. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company’s employees regarding procurement activities pursuant to this agreement.

In March 2000, the Company acquired a 28% ownership interest in Advanced Energy Incorporated (AEI), formerly Advanced Energy Systems, Inc., in exchange for a combination of $1.5 million cash and Plug Power common stock valued at approximately $828,000. The Company accounted for its interest in AEI on the equity method. During the year ended December 31, 2002, the Company recorded equity in losses of affiliates, related to AEI, of $97,000 which reduced the carrying value of our investment to zero. The Company has no additional legal obligations to provide funding or other support to AEI and has ceased recording any activity incurred by AEI. On October 29, 2002, AEI filed a Chapter 7 Voluntary Petition in the United States Bankruptcy Court, District of New Hampshire.

4. Property, Plant and Equipment

Property, plant and equipment at December 31, 2003 and 2002 consists of the following:

	December 31, 2003	December 31, 2002
Land	$90,000	$90,000
Buildings	14,557,080	14,557,080
Building improvements	6,809,585	5,992,404
Machinery and equipment	21,188,540	20,279,219

	42,645,205	40,918,703
Less accumulated depreciation and amortization	(18,522,939)	(14,598,027)

Property, plant, and equipment, net	$24,122,266	$26,320,676

Depreciation expense was $3.9 million, $5.3 million and $4.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

Balance as of January 1, 2003	$—
Acquisition of H Power (see note 11)	10,388,980

Balance as of December 31, 2003	$10,388,980

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of December 31, 2003 and December 31, 2002 were as follows:

		December 31, 2003		December 31, 2002
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution Agreement	10 years	$16,250,000	$8,661,109	$16,250,000	$6,761,238
Purchased Technology—Gastec	3 years	9,267,500	9,267,500	9,267,500	8,752,653
Purchased Technology—H Power	2 years	5,500,000	2,062,500	—	—

Total		$31,017,500	$19,991,109	$25,517,500	$15,513,891

Amortization expense for acquired intangible assets during the years ended December 31, 2003, 2002 and 2001 was $4.4 million, $4.7 million, and $4.8 million, respectively. Estimated amortization expense for 2004 and the four succeeding years is as follows:

Estimated Amortization Expense
2004	$4,541,600
2005	2,479,100
2006	1,791,600
2007	1,791,600
2008	422,491

Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform to the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company also was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. The Company was required to test goodwill for impairment as of January 1, 2002 and annually thereafter, in accordance with the provisions of SFAS No. 142. The results of this analysis did not require the Company to recognize an impairment loss.

6. Debt

In connection with the Company’s purchase of real estate in July, 1999, the Company assumed a $6.2 million letter of credit issued by KeyBank National Association for the express purpose of servicing $6.2 million of debt related to Industrial Development Revenue Bonds issued by the Town of Colonie Industrial Development Agency in favor of the acquired property. The debt matures in 2013 and accrues interest at a variable rate of interest which was approximately 1.3% at December 31, 2003. Simultaneous with the assumption, the Company was required to escrow $6.2 million to collateralize the debt. This debt also contains a subjective acceleration clause based on adverse financial conditions. The bank has provided the Company with a waiver through January 1, 2005 for any adverse changes in financial condition occurring prior to December 31, 2003.

The outstanding balance of the debt as of December 31, 2003 was $4.7 million and the amount of the corresponding escrow requirement as of December 31, 2003 was $4.7 million and is recorded under the balance sheet captions, “Restricted cash.” Principal payments due on long-term debt are: 2004, $345,000; 2005, $365,000; 2006, $385,000; 2007, $410,000; 2008, $435,000; and thereafter, $2.8 million.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Accrued Expenses

Accrued expenses at December 31, 2003 and 2002 consisted of:

	2003	2002
Accrued payroll and compensation related costs	$1,174,562	$470,955
Accrual for H-Power acquisition and related costs	470,024	872,951
Other accrued liabilities	1,846,997	1,759,229

	$3,491,583	$3,103,135

8. Income Taxes

There was no current income tax expense for the years ended December 31, 2003, 2002 and 2001. The Company was a Limited Liability Company (LLC) until its merger into Plug Power Inc. effective November 3, 1999. From inception through November 3, 1999, the Company was treated as a partnership for federal and state income tax purposes and accordingly the Company’s income taxes or credits resulting from earnings or losses were payable by, or accrued to its members. Therefore, no provision for income taxes has been made prior to November 3, 1999.

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

The significant components of deferred income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Years ended December 31,
	2003	2002	2001
Deferred tax expense/(benefit)	$2,083,500	$(1,535,911)	$(13,405,600)
Net operating loss carryforward	(20,904,800)	(17,090,891)	(25,373,800)
Valuation allowance	18,821,300	18,626,802	38,779,400

Provision for income taxes	$—	$—	$—

The Company’s effective income tax rate differed from the Federal statutory rate as follows:

	Years ended December 31,
	2003	2002	2001
Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Deferred state taxes, net of federal benefit	(4.9)	(4.9)	(4.5)
Other, net	0.1	1.0	(1.7)
Tax credits	(1.8)	(0.5)	(9.7)
Adjustment to opening deferred tax balance	—	—	(2.1)
Change in valuation allowance	41.6	39.4	53.0

	0.0%	0.0%	0.0%

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets and liabilities as of December 31, 2003 and 2002 consist of the following tax effects relating to temporary differences and carryforwards:

	Years ended December 31,
	2003	2002
Deferred tax assets:
Intangible assets	$4,317,623	$7,867,412
Stock-based compensation	759,607	384,720
Deferred income	1,736,506	2,271,514
Investment in affiliates	3,201,444	801,594
Other reserves and accruals	1,245,082	1,281,418
Tax credit carryforwards	9,000,119	9,923,198
Property, plant and equipment	1,065,666	—
Net operating loss	140,672,933	87,006,391

Total deferred tax assets	161,998,980	109,536,247
Less valuation allowances	(161,998,980)	(107,488,402)
Deferred tax liability:
Property, plant and equipment	—	(2,047,845)

Net deferred tax assets and liabilities	$—	$—

The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2003 and 2002 of approximately $162.0 million and $107.5 million, respectively. The increase of approximately $54.5 million during 2003, relates primarily to the acquisition of $35.7 million of deferred tax assets and $18.8 million related to net operating losses incurred in 2003. The $35.7 million of deferred tax assets acquired as part of the H Power transaction may be subject to limitations under Section 382 of the Internal Revenue Code. The valuation allowance increased approximately $18.6 million in 2002 primarily due to the net operating losses incurred during that year. The deferred tax asset has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards may not be realized. Included in the valuation allowance as of December 31, 2003 and 2002 are $14.8 million and $14.7 million, respectively, of deferred tax assets resulting from the exercise of employee stock options, which upon subsequent realization of the tax benefits, will be allocated directly to paid-in capital.

Under Section 382 of the Internal Revenue Code, the use of loss carryforwards may be limited if a change in ownership of a company occurs. The H Power transaction constituted a change of ownership for the related H Power tax attributes under IRC Section 382 and will result in limitation to the utilization of H Power’s net operating loss carryforwards of $81.9 million.

At December 31, 2003, the Company has unused Federal and State net operating loss carryforwards of approximately $351.7 million, of which $81.9 million was generated from the operations of H Power during the period May 31, 1988, through the date of the H Power acquisition and $269.8 million was generated by the Company during the period October 1, 1999 through December 31, 2003. The net operating loss carryforwards if unused will expire at various dates from 2004 through 2023.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of December 31, 2003 there were 72,850,709 shares of common stock issued and outstanding.

Through December 31, 2003, the Company’s stockholders in the aggregate have contributed $348.4 million in cash, including $93.0 million in net proceeds from the Company’s initial public offering, $51.6 million in net proceeds from the Company’s follow-on public offering, $55.0 million in net proceeds from the Company’s second follow-on offering and $35.4 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and equity interests in affiliates.

In November 2003, the Company completed a public offering of 11.7 million shares of common stock. The Company received net proceeds of $55.0 million, after payment of $3.5 million of expenses and placement fees relating to the issuance and distribution of the securities. During 2003, the Company also issued approximately 9.0 million shares of common stock with a fair value of approximately $5.10 per share in connection with its acquisition of H Power, as further discussed in note 11.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents a summary of the issuances of shares of common stock since inception.

	No. of Common Shares	Cash Contribution	Noncash Contribution		Total Capital Contribution
1997
DTE Energy Company	4,750,000	$4,750,000	$—		$4,750,000
Mechanical Technology Incorporated	4,750,000	—	4,750,000	(a)	4,750,000

	9,500,000	4,750,000	4,750,000		9,500,000

1998
DTE Energy Company	4,950,000	7,750,000	—		7,750,000
Mechanical Technology Incorporated	2,700,000	3,000,000	550,000	(a)	5,500,000
Stock based compensation and other noncash transactions	—	—	212,000	(c)	(1,738,000)

	7,650,000	10,750,000	762,000		11,512,000

1999
Edison Development Corporation	4,004,315	28,697,782	—		28,697,782
Mechanical Technology Incorporated	6,254,315	24,000,000	8,897,782	(a)	32,897,782
General Electric Company	5,250,000	37,500,000	11,250,000	(b)	48,750,000
Other private investors	3,549,850	25,045,000	—		25,045,000
Initial public offering-net	6,782,900	92,971,878	—		92,971,878
Stock option exercises	24,128	41,907	—		41,907
Stock based compensation and other noncash transactions	—	—	978,800	(c)	978,800

	25,865,508	208,256,567	21,126,582		229,383,149

2000
Stock option exercises	632,378	3,793,028	—		3,793,028
Stock issued under employee stock purchase plan	32,717	408,452	—		408,452
Stock issued for development agreement	104,869	—	5,000,000	(d)	5,000,000
Stock issued for equity in affiliate	7,000	—	827,750	(e)	827,750
Stock based compensation and other noncash transactions	3,041	—	8,936,779	(c)	8,936,779

	780,005	4,201,480	14,764,529		18,966,009

2001
Edison Development Corporation	416,666	4,800,000	—		4,800,000
General Electric Company	416,666	4,800,000	—		4,800,000
Public offering-net	4,575,000	51,588,551	—		51,588,551
Stock option exercises	760,531	2,051,954	—		2,051,954
Stock issued under employee stock purchase plan	73,132	730,592	—		730,592
Stock issued for development agreement	96,336	—	3,000,000	(d)	3,000,000
Stock option issued to affiliate	—	—	5,000,000	(f)	5,000,000
Stock based compensation and other noncash transactions	189,084	—	2,013,177	(c)	2,013,177

	6,527,415	63,971,097	10,013,177		73,984,274

2002
Stock option exercises	138,567	708,931	—		708,931
Stock issued under employee stock purchase plan	78,208	395,679	—		395,679
Stock issued for development agreement	243,383	—	2,000,000	(d)	2,000,000
Stock based compensation and other noncash transactions	213,987	—	1,807,593	(c)	1,807,593

	674,145	1,104,610	3,807,593		4,912,203

2003
Private placement proceeds, net	11,700,000	54,967,204	—		54,967,204
Stock option exercises	35,033	84,973	—		84,973
Stock issued under employee stock purchase plan	90,380	348,605	—		348,605
Stock issued in acquisition of H Power	9,063,080	—	46,260,576	(g)	46,260,576
Stock based compensation	965,143	—	2,966,797	(c)	2,966,797

	21,853,636	55,400,782	49,227,373		104,628,155

Total as of December 31, 2003	72,850,709	$348,434,536	$104,451,254		$452,885,790

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a.	Since inception, Mechanical Technology Incorporated has contributed in-process research and development of $4,042,640; certain net assets at inception of $707,360; $2,000,000 of deferred rent related to a below market lease for office and manufacturing facilities; $500,000 of in-kind services; land and buildings valued at approximately $4,697,782; and research contracts valued at approximately $2,250,000.
b.	In February 1999, the Company issued 2,250,000 shares of common stock to GE MicroGen, Inc. in exchange for a 25% interest in GE Fuel Cell Systems, LLC. The fair value of the shares issued of $11,250,000 was recorded under the balance sheet caption “Investment in affiliates”. See note 3.
c.	These issuances primarily represent stock based compensation issued to employees, consultants and others for services performed. These amounts are recorded at the fair value of the issuance on the date the compensation is awarded.
d.	Represents the fair value of shares issued to Engelhard Corporation for the development and supply of advanced catalysts as part of a development agreement discussed in note 15.
e.	Represents the fair value of shares issued along with cash for a 28% ownership interest in Advanced Energy Incorporated as described in note 3.
f.	Represents the fair value of an option to purchase 725,000 shares of the Company’s common stock issued to GE Power Systems Equities, Inc. as part of the amendment to the GE Fuel Cell Systems LLC distribution agreement. See note 3.
g.	Represents the fair value of shares issued related to the acquisition of H Power as described in note 11.

Preferred Stock

The Company has authorized 5.0 million shares of preferred stock, par value $.01 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2003, there was no preferred stock outstanding.

10. Employee Benefit Plans

Stock Option Plans (the Plans):

Effective July 1, 1997, the Company established a stock option plan to provide employees, consultants, and members of the Board of Directors the ability to acquire an ownership interest in the Company. Options for employees issued under this plan generally vested 20% per year and expire ten years after issuance. Options granted to members of the Board generally vested 50% upon grant and 25% per year thereafter. Options granted to consultants generally vested one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each anniversary thereafter. At December 31, 2003, there were a total of 1,162,718 options granted, outstanding, and vested under this plan. Although no further options will be granted under this plan, the options previously granted will continue to vest in accordance with this plan and vested options will be exercisable for shares of common stock.

At December 31, 2003 there were 3,668,449 options granted and outstanding, and an additional 3,919,495 options available to be issued under the plan. Additionally, the number of shares of common stock available for issuance under the plan will increase by the amount of any forfeitures under the 1999 Stock Option and Incentive Plan and under the 1997 Stock Option Plan. The number of shares of common stock under the plan will further

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increase January 1 and July 1 of each year by an amount equal to 16.4% of any net increase in the total number of shares of stock outstanding. The 1999 Stock Option and Incentive Plan permits the Company to: grant incentive stock options; grant non-qualified stock options; grant stock appreciation rights; issue or sell common stock with vesting or other restrictions, or without restrictions; grant rights to receive common stock in the future with or without vesting; grant common stock upon the attainment of specified performance goals; and grant dividend rights in respect of common stock. Options for employees issued under this plan generally vest 25% per year and expire ten years after issuance. Options granted to members of the Board generally vest one year after issuance. Options granted to consultants generally vested one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each anniversary thereafter. To date, options granted under the 1999 Stock Option and Incentive Plan have vesting provisions ranging from immediate vesting to five years in duration and expire ten years after issuance. These grants may be made to officers, employees, non-employee directors, consultants, advisors and other key persons of the Company.

The following table summarizes information about the stock options outstanding under the Plans at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price range	Shares	Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.00 – 1.00	480,337	3.6	$1.00	480,337	$1.00
1.01 – 5.00	205,626	5.5	4.86	188,001	4.87
5.01 – 10.00	2,320,509	8.5	7.36	951,687	7.80
10.01 – 15.00	1,268,780	6.7	11.70	887,542	12.00
15.01 – 20.00	176,175	7.0	18.13	120,304	18.15
20.01 – 25.00	87,000	7.4	24.46	86,525	24.48
25.01 – 50.00	92,500	6.5	43.72	91,200	43.88
50.01 – 75.00	23,700	6.4	64.89	23,360	65.01
75.01 – 100.00	158,940	6.2	88.88	140,440	89.59
100.01 – 140.00	17,600	6.2	106.75	17,600	106.75

	4,831,167	7.2	11.44	2,983,476	14.54

The following table summarizes activity under the Plans:

Option Activity	Number of Shares Subject to Option	Weighted Average Exercise Price per Share
January 1, 2001	5,079,450	$25.53
Granted at fair value	2,382,628	14.54
Forfeited or terminated	(692,615)	40.06
Exercised	(760,531)	2.71

December 31, 2001	6,008,932	23.36
Granted at fair value	206,298	9.08
Forfeited or terminated	(253,720)	37.46
Exercised	(164,346)	4.31

December 31, 2002	5,797,164	21.83
Granted at fair value	1,245,245	6.12
Options exchanged for restricted stock	(1,810,048)	39.48
Forfeited or terminated	(366,161)	23.92
Exercised	(35,033)	2.41

December 31, 2003	4,831,167	12.46

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, 3,919,495 shares of common stock were reserved for issuance under future stock option exercises.

The per share weighted average fair value of the options granted during 2003, 2002 and 2001 was $5.85, $6.25 and $11.78, respectively, using the Black-Scholes pricing model with the assumptions outlined below.

The dividend yield was assumed to be zero for all periods. The risk free interest rate ranged from 2.3% to 3.4% in 2003, 2.9% to 7.4% in 2002 and 3.9% to 5.0% in 2001. An expected life of 5 years was assumed for each year. Expected volatility of 69% in 2003, 84% in 2002 and 124% in 2001 was used in determining fair value under the Black-Scholes pricing model.

On June 20, 2003, the Company issued 607,804 shares of restricted stock and cancelled 1,810,048 options to purchase common stock in connection with the Company’s offer to eligible employees to exchange options to purchase shares of common stock with an exercise price of $8.53 or greater per share for shares of restricted stock on a three for one basis. The shares of restricted stock received in this exchange will vest in three equal installments effective 21 months, 24 months and 27 months from the date of the exchange and are excluded from the weighted average number of common shares for the calculation of basic and diluted earnings per share until vested. During the year ended December 31, 2003, the Company recorded employee compensation expense of $937,000 relating to the issuance of the restricted stock awards. This amount represents recognition of compensation expense on a straight-line basis over the vesting periods of the restricted stock.

1999 Employee Stock Purchase Plan

In 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the Plan) under which employees will be eligible to purchase shares of the Company’s common stock at a discount through periodic payroll deductions. The Plan is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of six month offering periods at a purchase price equal to 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever is lower. Participants may elect to have from 1% to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $12,500 within any offering period. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan. The Company issued 90,380, 78,208 and 73,132 shares of stock under the Plan during 2003, 2002 and 2001, respectively.

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 15% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are vested in the Company’s matching contribution based on the years of service completed. Participants are fully vested upon completion of three years of service. During 2002, the Company began funding its matching contribution in common stock. Accordingly, the Company has issued 158,522 and 90,423 shares of common stock to the Plug Power Inc. 401(k) Savings & Retirement Plan during 2003 and 2002, respectively.

The Company’s expense for this plan, including the issuance of shares in 2003 and 2002, was $867,000, $773,000 and $774,000 for years ended December 31, 2003, 2002 and 2001, respectively.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Acquisition of H Power Corp.

On March 25, 2003, the Company consummated a merger transaction with H Power, a company also involved in the design, development, and manufacture of PEM fuel cells and fuel cell systems, pursuant to which the Company acquired all of the outstanding shares of H Power in a stock-for-stock exchange. In connection with the transaction, H Power stockholders received 8,950,113 shares of Company’s common stock. In the aggregate, the Company issued 9,063,080 shares of its common stock in connection with the transaction. Immediately following the transaction H Power became a wholly owned subsidiary of the Company.

Effective March 25, 2003, the Company and H Power are treated as a single company for financial reporting purposes and the Company has recorded the fair value of H Power’s net assets on its consolidated financial statements. The historical financial statements of the Company will continue to be the historical financial statements of the combined company for periods prior to the merger. The fair value of the shares issued as a result of the transaction is estimated at approximately $46.3 million. The Company also incurred direct transaction costs of $4.1 million in connection with the transaction. As part of the acquisition, the Company acquired cash, cash equivalents and marketable securities of H Power of approximately $29.6 million, after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.1 million which were accounted for as additional purchase price. The Company has recorded approximately $10.4 million of goodwill, which is not deductible for tax purposes, related to the transaction. The Company has included H Power in its consolidated financial position and results of operations since the date of acquisition.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

At March 25, 2003
Current assets	$37,844,789
Property and equipment	1,099,154
Acquired in-process research and development	3,000,000
Intangible assets	5,500,000
Goodwill	10,388,980
Other	50,585

Total assets acquired	57,883,508

Current liabilities	12,085,782
Long-term debt	112,150

Total liabilities assumed	12,197,932

Net assets acquired	$45,685,576

Approximately $3.0 million of the purchase price represents the estimated fair value of acquired in-process research and development projects. As we were not continuing the related development projects, this amount was immediately expensed in the consolidated statement of operations as of the date of acquisition. This write-off is included in in-process research and development expenses on the accompanying consolidated statement of operations for the year ended December 31, 2003.

At the date of acquisition, current liabilities was comprised of $12.1 million in accrued expenses consisting of: termination fees related to a distribution agreement; transaction fees and various other acquisition related costs; severance and employee termination costs; and amounts accrued for rental costs associated with idle H Power facilities. Of this amount, $7.1 million was paid simultaneously with the acquisition. At December 31,

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003, $415,000 of this amount remains outstanding consisting primarily of amounts accrued for rental costs associated with idle H Power facilities.

Additionally, the Company capitalized the fair value of identifiable intangible assets (acquired technology) in the amount of $5.5 million related to certain H Power steam reforming and small stack fuel cell technology. This acquired technology will be amortized over its estimated useful life of 24 months. The fair value of this technology was determined using an income approach, which reflects the estimated present value of future avoided costs by estimating the cost to develop similar technology into a commercially viable product, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value at a discount rate of 20%.

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

	Historical		Proforma Adjustments	Total
	Plug Power for the twelve months ended December 31, 2003	H Power for the twelve months ended November 30, 2003
Total revenue	$12,846,938	$571,313	$(571,313)	$12,846,938
Net loss	(52,117,274)	(8,479,816)	563,957	(60,033,133)
Basic and diluted loss per share				(0.96)

	Historical		Proforma Adjustments	Total
	Plug Power for the twelve months ended December 31, 2002	H Power for the twelve months ended November 30, 2002
Total revenue	$11,818,177	$3,004,823	$(2,953,270)	$11,869,730
Net loss	(47,218,326)	(30,367,837)	5,879,745	(71,706,418)
Basic and diluted loss per share				(1.23)

12. Other Related Party Transactions

The Company has an exclusive distribution agreement with DTE Energy Technologies, Inc. (an affiliate of EDC and DTE Energy Corporation) for the states of Michigan, Ohio, Illinois, and Indiana. Under the agreement the Company can sell directly or negotiate nonexclusive distribution rights to third parties for the GenCore backup power product line, and the GenSite hydrogen generation product line. Starting in the fourth quarter of 2004 for GenCore and in the fourth quarter of 2005 for GenSite, the Company has agreed to pay a 5% commission to DTE Energy Technologies, Inc., based on sales price of units shipped to the above noted states. The distribution agreement expires on December 31, 2014.

As of December 31, 2002, the Company had a receivable from DTE Energy Technologies, Inc. in the amount of $210,000. No receivable was outstanding at December 31, 2003.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Fair Value of Financial Instruments

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

Long-term debt: The fair value of the Company’s long-term debt in the consolidated balance sheets approximates the carrying value at December 31, 2003 and 2002. The debt accrues interest at a variable rate of interest which was approximately 1.30% and 1.55% at December 31, 2003 and 2002, respectively.

14. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and noncash financing and investing activities which occurred during the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Cash paid for interest	$62,805	$97,009	$239,715
Net assets acquired, excluding cash, cash equivalents and marketable securities	6,106,293	—	—
Issuance of shares for property, plant and equipment	—	322,050	210,000
Issuance of shares under Engelhard Corporation development agreement	—	2,000,000	3,000,000
Issuance of stock option/shares for increased investment in GE Fuel Cell Systems, LLC	—	—	5,000,000

15. Commitments and Contingencies

Litigation:

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

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

releases. The Court ruled that the three remaining press releases raised questions of fact that could not be resolved on a motion to dismiss. The Court also denied the motion to dismiss the claims against the individual defendants at that time.

The Company believes that the remaining allegations are without merit and intends to vigorously defend against those claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity. However, litigation is inherently uncertain and there can be no assurances at to the ultimate outcome or effect of these actions. If the plaintiffs were to prevail, such an outcome could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Alliances and development agreements:

Gastec: In February 2000, the Company acquired from Gastec, NV, a Netherlands-based company, certain fixed assets and all of its intellectual property related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electric power. The total purchase price was $14.8 million, paid in cash. In connection with the transaction, the Company recorded in-process research and development expense in the amount of $5.0 million, fixed assets in the amount of $192,000 and intangible assets in the amount of $9.6 million. For the years ended December 31, 2003, 2002 and 2001, the Company has recorded amortization of the related intangibles in the amounts of $515,000, $3.0 million and $3.4 million, respectively. Accumulated amortization at December 31, 2003 and 2002 was $9.6 million and $9.1 million, respectively.

Vaillant: In March 2000, the Company finalized a development agreement with Vaillant GmbH (Vaillant), to develop a combination furnace, hot water heater and fuel cell system that will provide both heat and electricity for the home. Under that agreement, Vaillant will obtain fuel cell subsystems from GEFCS and then will produce the fuel cell heating appliances for its customers in Germany, Austria, Switzerland and the Netherlands, and for GEFCS customers throughout Europe.

In March 2002, the Company amended its agreements with Vaillant to expand their distribution territory, on a non-exclusive basis, to include all of Europe. Also under the amended agreements, the Company will sell fuel cell subsystems directly and exclusively to Vaillant. In exchange for the right to sell fuel cell subsystems directly and exclusively to Vaillant the Company has agreed to pay GE MicroGen, Inc. a commission, based on a prescribed percentage of sales of fuel cell subsystems (as defined in the amended agreement), beginning in 2003.

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

Engelhard: In September 2000, the Company finalized a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of the Company’s fuel processor. Over the course of the joint development agreement the Company has contributed $10.0 million to fund Engelhard’s development efforts, and Engelhard

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in turn has acquired $10.0 million of the Company’s common stock. Of this amount, $9.3 million has been expensed, based on the actual spending incurred by Engelhard under the joint development agreement with the remaining $708,000 being recorded under the balance sheet caption “Prepaid development costs” as of December 31, 2003. The supply agreement with Engelhard also specifies the rights and obligations for Engelhard to supply products to the Company over the next 10 years.

Honda: In October 2002, the Company signed a definitive agreement with Honda R&D Co., Ltd. of Japan, a subsidiary of Honda Motor Co., Ltd., to exclusively and jointly develop and test an initial prototype of a Home Energy Station for fuel cell automobiles. Under the terms of this agreement, the Company’s associated research and development efforts will be funded through total installments of $2.975 million. As part of the program, the Company expects to integrate one of its GenSys™5C stationary fuel cell systems with additional components necessary for the home refueling concept. A Home Energy Station is a fuel cell product that is expected to provide heat, hot water, and electricity to a home, while also providing hydrogen fuel for a fuel cell vehicle. The device will be fueled by natural gas, and is expected to be environmentally friendly due to its high and low emissions. The exclusive agreement covers the first phase of what is expected to be a multi-phase development project. In October 2003, the Company successfully demonstrated a prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California. Through December 31, 2003, the Company has invoiced and received $2.975 million under this agreement and recognized research and development contract revenue and associated cost of revenue in the amount of $2.975 million.

Leases:

The Company leases certain equipment under capital lease transactions with an original cost of $261,168, which had a net book value at December 31, 2003 and 2002 of $0 and $21,000, respectively, and which is included in machinery and equipment. The Company also has several noncancelable operating leases, primarily for warehouse facilities and office space that expire over the next five years. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) during 2003, 2002, and 2001 was $188,000, $496,000 and $358,000, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2003 are:

Year ending December 31	Operating leases
2004	$688,000
2005	642,000
2006	409,000
2007	356,000
2008	356,000
Thereafter	356,000

Total minimum lease payments	$2,807,000

Concentrations of credit risk:

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements. To mitigate credit risk, the Company applies standard credit approvals and performs appropriate evaluation of a prospective customer’s financial condition. At December 31, 2003, four customers comprise approximately 64.2% of the total accounts receivable balance, with

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each customer individually representing 11.5%, 11.5%, 6.5% and 39.2% of total accounts receivable, respectively. For the year ended December 31, 2003, product and service revenue recognized on sales arrangements with four customers represented approximately 47.1% of total product and service revenue, with each customer individually representing 28.3%, 10.2%, 5.0%, and 3.6% of recognized product and service revenue, respectively.

The Company has cash deposits in excess of federally insured limits. The amount of such deposits is approximately $9.7 million at December 31, 2003.

Employment Agreements

The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

16. Unaudited Quarterly Financial Data (in thousands, except per share data)

	Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Product and service revenue	$2,033	$2,146	$1,988	$1,350
Contract revenue	919	957	1,477	1,632
Net loss	(13,767)	(12,827)	(12,405)	(14,040)
Loss per share:
Basic and diluted	(0.27)	(0.21)	(0.20)	(0.21)

	Quarters Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Product and service revenue	$2,573	$2,190	$2,619	$2,045
Contract revenue	332	354	374	1,331
Net loss	(11,596)	(12,229)	(10,674)	(12,719)
Loss per share:
Basic and diluted	(0.23)	(0.24)	(0.21)	(0.25)