Form 10-Q
period 2004-03-31
PLUG POWER INC
filed 2004-05-10
CIK 1093691

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The number of shares of common stock, par value of $.01 per share, outstanding as of May 1, 2004 was 73,039,473.

PLUG POWER INC.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,795,795	$88,685,255
Restricted cash	345,000	345,000
Marketable securities	33,585,180	13,318,850
Accounts receivable	2,685,091	3,307,627
Inventory	3,906,028	2,663,741
Prepaid development costs	350,000	708,481
Prepaid expenses and other current assets	1,533,517	1,253,510

Total current assets	102,200,611	110,282,464
Restricted cash	4,330,274	4,330,274
Property, plant and equipment, net	23,682,023	24,122,266
Intangible asset	2,750,000	3,437,500
Investment in affiliate	7,123,073	7,588,891
Goodwill	10,388,980	10,388,980
Other assets	410,996	438,396

Total assets	$150,885,957	$160,588,771

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,888,454	$1,975,370
Accrued expenses	3,489,742	3,491,583
Deferred revenue	4,692,582	5,184,932
Current portion of capital lease obligation and long-term debt	402,757	345,000

Total current liabilities	11,473,535	10,996,885
Long-term debt	4,365,955	4,365,955
Capital lease obligation	51,340	—
Other liabilities	954,195	939,810

Total liabilities	16,845,025	16,302,650

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 73,023,043 shares issued and outstanding at March 31, 2004 and 72,850,709 shares issued and outstanding at December 31, 2003	730,230	728,506

Paid-in capital	455,703,368	454,399,857
Unamortized value of restricted stock	(1,840,909)	(2,242,573)
Deficit accumulated during the development stage	(320,551,757)	(308,599,669)

Total stockholders’ equity	134,040,932	144,286,121

Total liabilities and stockholders’ equity	$150,885,957	$160,588,771

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Cumulative Amounts from Inception
	2004	2003
Revenue
Product and service revenue	$1,351,087	$2,033,063	$20,868,384
Research and development contract revenue	1,934,518	919,292	39,592,254

Total revenue	3,285,605	2,952,355	60,460,638

Cost of revenue and expenses

Cost of product and service revenues	894,844	564,536	20,726,743
Cost of research and development contract revenue	2,589,886	1,201,447	58,193,041

In-process research and development	—	3,000,000	12,026,640
Research and development expense:
Noncash stock-based compensation	474,183	226,125	4,778,664
Other research and development	9,257,202	9,905,330	238,255,620
General and administrative expense:
Noncash stock-based compensation	252,209	21,001	13,168,397
Other general and administrative	1,654,490	1,500,727	39,848,876

Operating loss	(11,837,209)	(13,466,811)	(326,537,343)

Interest income	366,818	202,237	18,426,885
Interest expense	(15,879)	(17,120)	(986,622)

Loss before equity in losses of affiliates	(11,486,270)	(13,281,694)	(309,097,080)

Equity in losses of affiliates	(465,818)	(485,201)	(11,454,677)

Net loss	$(11,952,088)	$(13,766,895)	$(320,551,757)

Loss per share:
Basic and diluted	$(0.16)	$(0.27)

Weighted average number of shares outstanding	72,922,796	51,664,671

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Cumulative Amounts from Inception
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(11,952,088)	$(13,766,895)	$(320,551,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,010,767	1,099,001	20,409,012
Equity in losses of affiliates	465,818	485,201	11,454,677
Amortization of intangible asset	687,500	514,847	12,374,501
Noncash prepaid development costs	358,481	364,761	9,650,000
Amortization of deferred grant revenue	(50,000)	(50,000)	(850,000)
Stock based compensation	1,264,911	247,126	19,268,007
Loss on disposal of property, plant and equipment	—	—	32,493
In-kind services	—	—	1,340,000
Amortization and write-off of deferred rent	—	—	2,000,000
In-process research and development	—	—	7,042,640
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	622,536	624,495	(2,465,750)
Inventory	(1,242,287)	(99,934)	(3,551,455)
Prepaid expenses and other current assets	(280,007)	1,809,590	(3,519,424)
Accounts payable and accrued expenses	911,243	(1,398,378)	4,698,965
Deferred revenue	(442,350)	(1,313,299)	5,542,582

Net cash used in operating activities	(8,645,476)	(8,483,485)	(237,125,509)

Cash Flows From Investing Activities:
Proceeds from acquisition, net	—	29,465,741	29,465,741
Purchase of property, plant and equipment	(398,839)	(49,135)	(30,487,113)
Proceeds from disposal of property, plant and equipment	—	—	310,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Marketable securities	(20,266,330)	5,800,837	(33,585,180)

Net cash provided by (used in) investing activities	(20,665,169)	35,217,443	(45,420,386)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	—	140,342,782
Proceeds from public offerings, net	—	—	201,911,705
Stock issuance costs	—	—	(2,384,072)
Proceeds from shares issued for stock option exercises and employee stock purchase plan	441,988	13,965	9,006,109
Cash placed in escrow	—	—	(4,675,274)
Principal payments on long-term debt and capital lease obligations	(20,803)	(1,245)	(1,859,560)

Net cash provided by financing activities	421,185	12,720	342,341,690

Increase (decrease) in cash and cash equivalents	(28,889,460)	26,746,678	59,795,795
Cash and cash equivalents, beginning of period	88,685,255	27,257,641	—

Cash and cash equivalents, end of period	$59,795,795	$54,004,319	$59,795,795

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

At March 31, 2004, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $93.4 million and working capital of $90.7 million. Management believes that the Company’s currently available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2003 has been derived from the Company’s December 31, 2003 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements for the periods as of and ending March 31, 2004 and 2003.

Cash Equivalents and Restricted Cash: Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

At March 31, 2004, the Company had restricted cash in the amount of $4.7 million that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, “Restricted cash” in the accompanying condensed consolidated balance sheets.

Marketable Securities: Marketable securities includes investments in corporate debt securities and US Treasury obligations which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities would be reflected in other comprehensive income (loss) and as a component of stockholders’ equity. There was no significant difference between cost and fair value of these investments at March 31, 2004. At March 31, 2004, the Company held marketable securities with maturities up to thirty months.

Inventory: Inventory is stated at the lower of average cost or market and generally consists of raw materials.

Goodwill and Other Intangible Assets: The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

Goodwill represents the excess of costs over fair value of net assets acquired pursuant to the March 25, 2003 merger transaction with H Power Corp. (H Power). Amortized intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company’s identifiable intangible assets is two to ten years.

Impairment of Long-Lived Assets: Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

The Company defers recognition of product and service revenue as a result of the Company’s continued involvement through service, maintenance and other support and cancellation privileges. Revenue is recognized on a straight line basis over the stated contractual terms, which are generally for periods of six to twelve months as the service, maintenance and other support is provided and the cancellation privileges expire. At March 31, 2004 the Company had deferred product and service revenue in the amount of $4.7 million.

Research and Development Contract Revenue: Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period.

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

	Three months ended March 31,
	2004	2003
Net loss, as reported	$(11,952,088)	$(13,766,895)

Add: Stock-based employee compensation expense included in reported net loss	726,392	247,126

Deduct: Total stock-based employee compensation determined under fair value based method	(1,828,137)	(2,538,715)

Proforma net loss	$(13,053,833)	$(16,058,484)

Loss per share
Basic and diluted – as reported	$(0.16)	$(0.27)

Basic and diluted - proforma	$(0.18)	$(0.31)

On June 20, 2003, the Company issued 607,804 shares of restricted stock and cancelled 1,810,048 options to purchase common stock in connection with the Company’s offer to eligible employees to exchange options to purchase shares of common stock with an exercise price of $8.53 or greater per share for shares of restricted stock on a three for one basis. The shares of restricted stock received in this exchange will vest in three equal installments effective 21 months, 24 months and 27 months from the date of the exchange. During the three month period ended March 31, 2004, the Company recorded employee compensation expense of $402,000 relating to the issuance of the restricted stock awards.

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

Impact of Recently Issued Accounting Standards: In March 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on and the FASB ratified EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and will be applied in other-than-temporary impairment evaluations made by the Company beginning in the third quarter of 2004. The Company believes that the adoption of EITF 03-01 will not have a material effect on the Company.

In March 2004, the EITF reached a consensus on and the FASB ratified EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (EITF 03-16). The EITF concluded that if investors in a limited liability company have specific ownership accounts, they should follow the guidance prescribed in Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and EITF Topic No. D-46, “Accounting for Limited Partnership Investments.” Otherwise, investors should follow the significant influence model prescribed in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” EITF 03-16 will be effective for the Company during the third quarter of 2004. The Company believes that the adoption of EITF 03-16 will not have a material effect on the Company.

In March 2004, the EITF reached a consensus on and the FASB ratified EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement 128” (EITF 03-6). EITF 03-6 provides guidance for evaluating whether a security meets the definition of a participating security in FASB Statement 128. This guidance is applicable beginning in the second quarter of 2004. The Company believes that the adoption of EITF 03-06 will not have a material effect on the Company.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2004 presentation.

3. Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended March 31,
	2004	2003
Numerator:
Net loss	$(11,952,088)	$(13,766,895)
Denominator:
Weighted average number of common shares	72,922,796	51,664,671
Loss per share:
Basic and diluted	(0.16)	(0.27)

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares at March 31, 2004 and 2003 are summarized as follows:

	2004	2003
Number of dilutive potential common shares	5,580,782	6,046,656

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

In August 2001, we amended our agreements with GE Microgen, Inc. and GEFCS to expand GEFCS’ exclusive worldwide distribution rights to include all of our stationary PEM fuel cell systems. In addition, we increased our ownership interest in GEFCS from 25% to 40% and extended the term of the agreement to December 31, 2014. In return, we granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of our common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. In connection with the amendment, we capitalized $5 million, the fair value of the option to purchase 725,000 shares of Plug Power common stock, under the caption “Investment in affiliates” in our condensed consolidated financial statements.

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying condensed consolidated statements of operations. GEFCS had an operating and net loss of approximately $45,000 for the three months ended March 31, 2004. For the three months ended March 31, 2004, equity in losses of affiliates, related to GEFCS, was approximately $466,000 including amortization of the related intangible asset of $448,000.

Under a separate agreement with the General Electric Company, for our product development effort, we have agreed to source technical support services, including engineering, testing, manufacturing and quality control services. Under this agreement, the Company has committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. Through March 31, 2004, the Company had purchased approximately $8.7 million of such services and are currently discussing the extension of the related service term. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

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

Approximately $3.0 million of the purchase price represents the estimated fair value of acquired in-process research and development projects. As we were not continuing the related development projects, this amount was immediately expensed in the consolidated statement of operations as of the date of acquisition. This write-off is included in in-process research and development expenses on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2003.

6. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of March 31, 2004 and December 31, 2003 were as follows:

	Weighted Average Amortization Period	March 31, 2004		December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution Agreement	10 years	$16,250,000	$9,126,927	$16,250,000	$8,661,109
Purchased Technology—H Power	2 years	5,500,000	2,750,000	5,500,000	2,062,500

Total		$21,750,000	$11,876,927	$21,750,000	$10,723,609

Amortization expense for acquired intangible assets during the three months ending March 31, 2004 was $1.1 million. Estimated amortization expense for the remainder of applied 2004 and the four succeeding years is as follows:

Estimated Amortization Expense
Remainder of 2004	$3,406,200
2005	2,479,100
2006	1,791,600
2007	1,791,600
2008	404,563

7. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2004 are as follows:

	Common stock		Additional Paid-in Capital	Unamortized Value of Restricted Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
December 31, 2003	72,850,709	$728,506	$454,399,857	$(2,242,573)	$(308,599,669)	$144,286,121
Stock based compensation	94,824	949	862,298			863,247
Stock option exercises	77,510	775	441,213			441,988
Amortization of restricted stock				401,664		401,664
Net loss					(11,952,088)	(11,952,088)

March 31, 2004	73,023,043	$730,230	$455,703,368	$(1,840,909)	$(320,551,757)	$134,040,932

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

9. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the three months ended March 31, 2004 and 2003:

	March 31, 2004	March 31, 2003
Cash paid for interest	$15,879	$17,376

Property plant and equipment financed under capital lease obligation	129,900	—

Net assets acquired, excluding cash, cash equivalents and marketable securities	—	6,106,293

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003 on March 11, 2004. In addition to historical information, this Form 10-Q and following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: our ability to develop commercially viable on-site energy products; the cost and timing of developing our on-site energy products; market acceptance of our on-site energy products; our reliance on our relationship with certain affiliates of General Electric (GEFCS); our ability to perform on our multi-generation product plan in a manner satisfactory to GEFCS; our ability to manufacture on-site energy products on a large-scale commercial basis; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our on-site energy products; the ability to raise and provide the necessary capital to develop, manufacture and market our on-site energy products; our ability to establish relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; our ability to protect our intellectual property; our ability to lower the cost of our on-site energy products and demonstrate their reliability; the cost of complying with current and future governmental regulations; the impact of deregulation and restructuring of the electric utility industry on demand for our on-site energy products; fluctuations in the trading price and volume of our common stock and other risks and uncertainties discussed, but are not limited to, those set forth under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 11, 2004. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

Overview

We design and develop on-site energy systems, based on proton exchange membrane fuel cell technology, for energy consumers worldwide. Our architecture-based technology platform includes proprietary proton exchange membrane (PEM) fuel cell and fuel processing technologies, from which we expect to offer multiple products. We are currently developing: (1) backup power products for telecommunications, broadband and industrial uninterruptible power supply (UPS) applications; (2) on-site hydrogen generation for a variety of industrial gas applications; (3) combined heat and power products for remote residential and small commercial applications; and (4) battery-replacement modules for material handling equipment.

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

Our initial commercial sales are for the delivery of limited edition fuel cell systems and are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support, which are limited to a defined operating period, as well as certain cancellation privileges that expire ratably over the stated contractual term. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. Under these initial commercial sales, we defer recognition of product and service revenue, as a result of the cancellation privileges, and recognize revenue on a straight line basis as the cancellation privileges expire ratably over the stated contractual term, which are for periods of six to twelve months (See Critical Accounting Policies and Estimates - Revenue Recognition).

As of March 31, 2004, we had unrestricted cash and cash equivalents and marketable securities totaling $93.4 million and working capital of $90.7 million. Additionally, we have restricted cash in the amount of $4.7 million, which was escrowed to collateralize debt associated with the purchase of our facilities in 1999.

During the three months ended March 31, 2004, cash used by operating activities was $8.6 million consisting primarily of a net loss of $12.0 million offset, in part, by non-cash expenses in the amount of $3.7 million, including $1.0 million for amortization and depreciation, $1.3 million for stock based compensation, $688,000 for amortization of intangible assets and $466,000 million for equity losses in affiliates. Cash used in investing activities for the three months ended March 31, 2004 was $20.7 million consisting of $20.3 million invested in marketable securities and $399,000 used to purchase property plant and equipment. Cash provided by financing activities was $421,000 consisting primarily of net proceeds from issuance of common stock for stock options exercised during the three months ended March 31, 2004.

We have financed our operations through March 31, 2004 primarily from the sale of equity, which has provided cash in the amount of $348.9 million. Since inception, net cash used in operating activities has been $237.1 million and cash used in investing activities has been $45.4 million, including our purchase of property, plant and equipment of $30.5 million, our investments in marketable securities in the amount of $33.6 million offset, in part, by net proceeds from acquisition of $29.5 million.

Product Development and Commercialization

We are focused on an architecture-based platform approach to product development, with modular, scalable and extensible designs. Our architected technology platform includes proprietary proton exchange membrane (PEM) fuel cell and fuel processing technology, from which we expect to offer multiple products. We are currently developing: (1) backup power products for telecommunications, broadband and industrial uninterruptible power supply (UPS) applications; (2) on-site hydrogen generation for a variety of industrial gas applications; (3) combined heat and power products for remote residential and small commercial applications; and (4) battery-replacement modules for material handling equipment. We are currently developing the following products:

GenCoreTM – Backup Power -The GenCore platform is focused on providing backup, direct-current (DC) power products for telecom, broadband and industrial uninterruptible power supply (UPS) applications in the range of 2-12 kilowatts. GenCore products are fueled by hydrogen and do not require a fuel processor. In December 2003, we started making initial shipments of our GenCore™ 5T product.

GenSite TM – On-Site Hydrogen Generation - We expect to combine our proprietary fuel processor with available commercial components for gas compression, purification and storage to develop GenSite, an on-site hydrogen gas generator. This product is expected to target certain applications now served by packaged gas or electrolyzers.

GenSysTM – Remote Continuous Power for Light Commercial and Residential - We plan to continue to develop GenSys into a fully architected platform that will support a number of products, including liquefied petroleum gas fueled systems for remote commercial and remote residential applications, and eventually grid-connected light commercial and residential applications. In July 2003, we delivered our first fuel cell system, fueled by liquefied petroleum gas, the GenSys 5P. The GenSysTM5P is being marketed to rural electric cooperatives, propane dealers and federal and state government agencies that require the remote fuel capability provided by LPG.

GenDriveTM – Battery Replacement for Material Handling -The GenCore platform is expected to provide the basis for our development of the GenDrive product, a hydrogen-fueled battery-replacement module for material handling equipment. GenDrive is expected to bring value to large distribution centers by freeing expensive floor space from the re-charging infrastructure currently required to support batteries and by reducing the frequency of recharging/refueling. We expect GenDrive to maintain a higher state of charge in the equipment during operation than the batteries that are used today, allowing for greater productivity.

Home Energy Station – We are also currently developing technology in support of the automotive fuel cell market. In collaboration with Honda R&D Co. Ltd. of Japan (“Honda”), a subsidiary of Honda Motor Co., Ltd., we are developing a home refueling system that is expected to provide heat, hot water and electricity to the home, while also providing hydrogen to fuel a fuel cell vehicle. The companies completed the first phase of the agreement in October 2003 with the successful demonstration of a prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California. The work under the second phase of the project started in March 2004 and will focus on developing a next-generation prototype of the Home Energy Station. As in the first phase, Honda R&D of Japan will fund Plug Power’s work under this new agreement.

Strategic Relationships and Development Agreements

Since our inception, we have formed strategic relationships with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers. We continue to maintain key relationships as part of our “extended enterprise” strategy. These relationships include distribution, marketing, and technology partnerships with companies such as GE, Honda, Vaillant, Celanese, Engelhard and DTE Energy and strategic relationships with supply chain partners, including 3M, Dana, Toyo, Entegris, Parker and Arvin Meritor. Some of these relationships are described in greater detail below.

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

In August 2001, we amended our agreements with GE Microgen, Inc. and GEFCS to expand GEFCS’ exclusive worldwide distribution rights to include all of our stationary PEM fuel cell systems. In addition, we increased our ownership interest in GEFCS from 25% to 40% and extended the term of the agreement to December 31, 2014. In return, we granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of our common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. In connection with the amendment, we capitalized $5 million, the fair value of the option to purchase 725,000 shares of Plug Power common stock, under the caption “Investment in affiliates” in our condensed consolidated financial statements.

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying condensed consolidated statements of operations. GEFCS had an operating and net loss of approximately $45,000 for the three months ended March 31, 2004. For the three months ended March 31, 2004, equity in losses of affiliates, related to GEFCS, was approximately $466,000 including amortization of the related intangible asset of $448,000.

Under a separate agreement with the General Electric Company, for our product development effort, we have agreed to source technical support services, including engineering, testing, manufacturing and quality control services. Under this agreement, the Company has committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. Through March 31, 2004, the Company had purchased approximately $8.7 million of such services and are currently discussing the extension of the related service term. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

Honda: We have an agreement with Honda to exclusively and jointly develop and test a fuel cell system that provides electricity and heat to a home or business, while also providing hydrogen fuel for a fuel cell vehicle (the “Home Energy Station”). In October 2003, we successfully demonstrated a prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California. We recently amended our agreement with Honda to provide for the second phase of an expected multi-phase product development effort. The work under the second phase of the project will focus on developing a next-generation prototype of the Home Energy Station. As in the first phase, Honda R&D of Japan will fund Plug Power’s work under this new agreement.

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

Celanese: We have a joint development agreement with Celanese GmbH to develop, on an exclusive basis, a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of 750 watts up to 25 kilowatts. Additionally, we have the option to work with Celanese on a non-exclusive basis to develop a high-temperature membrane electrode unit for stationary fuel cell systems with net electrical output of less than 750 watts and greater than 25 kilowatts. Under the agreement, the Company and Celanese will each fund their own development efforts.

Engelhard: We have a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the joint development agreement we have contributed $10.0 million to fund Engelhard’s development efforts. Of this amount, $9.7 million has been expensed with the remaining $0.3 million being recorded under the balance sheet caption “Prepaid development costs” as of March 31, 2004. Engelhard in turn has purchased $10.0 million of our common stock. Additionally, a supply agreement with Engelhard specifies the rights and obligations for Engelhard to supply products to us until 2013.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2004 and March 31, 2003.

Product and service revenue. Under our initial commercial sales we defer recognition of product and service revenue at the time of shipment and recognize revenue on a straight line basis as certain cancellation provisions expire, which are generally for periods of six to twelve months. These initial sales are contract-specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support, and which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. The costs associated with the product, service and other obligations are expensed as they are incurred.

During the quarter ended March 31, 2004, we recognized product and service revenue of $1.4 million, of which $1.3 million was deferred at December 31, 2003, compared to $2.0 million during the same quarter last year, substantially all of which was deferred at December 31, 2002. During the three months ended March 31, 2004, we delivered 24 fuel cell systems and invoiced $696,000 as compared to 6 fuel cell systems and $322,000 for the three months ended March 31, 2003. The net result was a decrease in deferred revenue for the three months ended March 31, 2004 of $508,000.

At March 31, 2004, we had total deferred revenue in the amount of $4.7 million of which we expect to recognize approximately $4.0 million through the remainder of 2004.

Research and development contract revenue. Research and development contract revenue increased to $1.9 million for the three months ended March 31, 2004 from $919,000 during the same period last year. The increase is due to the addition of development agreements with the U.S. Department of Energy, the New York State Energy Research and Development Authority and Honda R&D Co., Ltd. of Japan. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue increased to $895,000 for three months ended March 31, 2004 from $565,000 for three months ended March 31, 2003. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services. This increase is primarily related to the increase in the number of units shipped.

Cost of research and development contract revenue. Cost of research and development contract revenue increased to $2.6 million for three months ended March 31, 2004 from $1.2 million for three months ended March 31, 2003. The increase in these costs relates primarily to the additional development agreements described above under research and development contract revenue. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

In-process research and development expense. In-process research and development expense of $3.0 million for three months ended March 31, 2003 represents the write-off of in-process research and development expense related to the acquisition of intellectual property and certain other assets acquired as a result of the merger with H Power. The amount attributable to in-process research and development was determined using an income approach which reflects the present value of future avoided costs that would otherwise have been spent to acquire the exclusive rights to this technology. The net avoided cost is discounted using a 20% discount rate, which is believed to be consistent with the risk associated with this early stage technology. This amount was further adjusted to reflect the technology’s state of completion in order to reflect the fair value of the in-process research and development attributable to the efforts of the seller up to the date of the transaction.

Noncash research and development expense. Noncash research and development expense for the three months ended March 31, 2004, increased to $474,000 from $226,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

Other research and development expense. Other research and development expense was $9.3 million for the three months ended March 31, 2004 compared to $9.9 million for the three months ended March 31, 2003. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques, which result in lower research and development costs because we build fewer systems for internal test and evaluation.

For the quarter ended March 31, 2004, other research and development expense also includes amortization of prepaid development costs in the amount of $358,000 under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs” and amortization in the amount of $687,500 related to the portion of the H Power purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”. During the same period last year, other research and development expense included amortization of prepaid development costs in the amount of $364,000 under our joint development program with Engelhard and amortization in the amount of $515,000 related to the portion of the Gastec purchase price which had been capitalized and recorded on our balance sheet under the caption “Intangible assets” and was fully expensed as of March 31, 2003.

Noncash general and administrative expense. Noncash general and administrative expenses for the three months ended March 31, 2004 increased to $252,000 from $21,000 for the three months ended March 31, 2003. Noncash general and administrative expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided.

Other general and administrative expense. Other general and administrative expense was $1.7 million for the three months ended March 31, 2004 compared to $1.5 million for the same period last year. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest expense. Interest expense was $16,000 for the three months ended March 31, 2004, compared to $17,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities increased to $367,000 for the three months ended March 31, 2004, from $202,000 for the same period in 2003. The increase was due to an increase in our investment portfolio for funds received as a result of our March 2003 acquisition of H Power and our public offering of equity in November 2003.

Equity in losses of affiliates. Equity in losses of affiliates decreased to $465,000 for the three months ended March 31, 2004 from $485,000 during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems in the amount of $18,000 and amortization of our original investments in the amount of $448,000.

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

Valuation of long-lived assets: We assess the impairment of identifiable intangible, long-lived assets and goodwill, if any, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance which could materially impact our financial position and results of operations. At March 31, 2004, our net deferred tax assets have been offset in full by a valuation allowance. As a result the net provision for income taxes is zero for the three months ended March 31, 2004.

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

Several key indicators of liquidity are summarized in the following table:

	Three months ended March 31, 2004	Three months ended March 31, 2003	Year ended December 31, 2003
Cash, cash equivalents and marketable securities	$93,931,000	$76,852,000	$102,004,000
Working capital	90,727,000	75,980,000	99,589,000
Net cash used in operating activities	8,645,000	8,483,000	38,017,000
Purchase of property plant and equipment	399,000	49,000	627,000

During the three months ended March 31, 2004, the Company used $8.6 million in cash for operations, used $20.7 million of cash for investing activities and received $421,000 from financing activities. Cash used by operating activities consisted primarily of a net loss of $12.0 million offset, in part, by non-cash items of $1.0 million in amortization and depreciation, $1.3 million in stock based compensation, $688,000 amortization of intangible assets and $466,000 in equity losses in affiliates. Cash used investing activities consisted of $20.3 million invested in marketable securities and $399,000 used to purchase property plant and equipment. Cash provided by financing activities of $421,000 consisted primarily of net proceeds from issuance of common stock for stock options exercised during the three months ended March 31, 2004.

Since inception, net cash used in operating activities has been $237.1 million and cash used in investing activities has been $45.4 million, including our purchase of property, plant and equipment of $30.5 million, our investments in marketable securities in the amount of $33.6 million offset, in part, by our net proceeds from acquisition of $29.6 million.

From inception through March 31, 2004, our stockholders in the aggregate have contributed $348.9 million in cash, including $93.0 million in net proceeds from our initial public offering and $106.6 million in net proceeds from our follow-on public offerings. Additionally, in the first quarter of 2003, we issued approximately 9.0 million shares of common stock in connection with a merger transaction with H Power Corp. which increased our consolidated cash, cash equivalents and marketable securities by approximately $29.6 million, after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.1 million.

From inception through March 31, 2004, we have incurred losses of $320.6 million and expect to continue to incur losses as we continue our product development and commercialization programs and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the cost and sales price of such systems, the related service requirements necessary to maintain those systems and potential design changes required as a result of field testing.

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

ITEM 4—CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Company believes that the remaining allegations are without merit and intends to vigorously defend against those claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its business, financial condition, results of operations or prospects. However, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. If the plaintiffs were to prevail, such an outcome could have a material adverse effect on our business, financial condition, results of operation and prospects.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2004, we issued 27,849 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.2	Amended and Restated By-laws of Plug Power Inc. (1)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (2)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power. (3)

31.1	and 31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	and 32.2 Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 1999.
(2)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 2000.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File Number 333-86089).
(4)	Filed herewith.

B) Reports on Form 8-K.

None.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 10, 2004	by:	/s/ Roger B. Saillant
Roger B. Saillant Chief Executive Officer

	by:	/s/ David A. Neumann
David A. Neumann Chief Financial Officer