Form 10-Q
period 2004-06-30
PLUG POWER INC
filed 2004-08-09
CIK 1093691

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The number of shares of common stock, par value of $.01 per share, outstanding as of July 1, 2004 was 73,141,633.

PLUG POWER INC.

INDEX to FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets – June 30, 2004 and December 31, 2003	3

Condensed Consolidated Statements of Operations – Three and six month periods ended June 30, 2004 and June 30, 2003 and Cumulative Amounts from Inception	4

Condensed Consolidated Statements of Cash Flows—Six month periods ended June 30, 2004 and June 30, 2003 and Cumulative Amounts from Inception	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 – Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings	22

Item 2 – Changes in Securities and Use of Proceeds	22

Item 4 – Submission of Matters to a Vote of Security Holders	22

Item 6 – Exhibits and Reports on Form 8-K	23

Signatures	24

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,623,374	$88,685,255
Restricted cash	345,000	345,000
Marketable securities	42,255,521	13,318,850
Accounts receivable	4,578,896	3,307,627
Inventory	3,586,247	2,663,741
Prepaid development costs	—	708,481
Prepaid expenses and other current assets	1,887,340	1,253,510

Total current assets	93,276,378	110,282,464
Restricted cash	4,330,274	4,330,274
Property, plant and equipment, net	22,981,620	24,122,266
Intangible asset	2,062,500	3,437,500
Investment in affiliate	6,689,550	7,588,891
Goodwill	10,388,980	10,388,980
Other assets	383,596	438,396

Total assets	$140,112,898	$160,588,771

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,174,405	$1,975,370
Accrued expenses	2,165,340	3,491,583
Deferred revenue	6,531,393	5,184,932
Current portion of capital lease obligation and long-term debt	409,333	345,000

Total current liabilities	11,280,471	10,996,885
Long-term debt	4,365,955	4,365,955
Capital lease obligation	32,875	—
Other liabilities	968,580	939,810

Total liabilities	16,647,881	16,302,650

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 73,141,633 shares issued and outstanding at June 30, 2004 and 72,850,709 shares issued and outstanding at December 31, 2003	731,411	728,506
Additional paid-in capital	456,551,693	454,399,857
Unamortized value of restricted stock	(1,439,251)	(2,242,573)
Accumulated other comprehensive loss	(528,090)	—
Deficit accumulated during the development stage	(331,850,746)	(308,599,669)

Total stockholders’ equity	123,465,017	144,286,121

Total liabilities and stockholders’ equity	$140,112,898	$160,588,771

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative Amounts from Inception
	2004	2003	2004	2003
Revenue
Product and service revenue	$1,508,040	$2,145,531	$2,859,127	$4,178,594	$22,376,424
Research and development contract revenue	2,176,974	958,643	4,111,492	1,877,935	41,769,228

Total revenue	3,685,014	3,104,174	6,970,619	6,056,529	64,145,652
Cost of revenue and expenses
Cost of product and service revenues	1,753,054	2,055,753	2,647,898	2,620,289	22,479,797
Cost of research and development contract revenue	3,065,020	1,285,122	5,654,906	2,486,569	61,258,061
In-process research and development	—	—	—	3,000,000	12,026,640
Research and development expense:
Noncash stock-based compensation	521,138	288,667	995,321	514,792	5,044,025
Other research and development	7,338,143	10,124,310	16,595,345	20,029,640	245,849,540
General and administrative expense:
Noncash stock-based compensation	479,066	83,675	731,275	104,676	13,501,576
Other general and administrative	1,827,074	1,788,355	3,481,564	3,289,082	41,821,837

Operating loss	(11,298,481)	(12,521,708)	(23,135,690)	(25,988,519)	(337,835,824)
Interest income	442,576	190,692	809,394	392,929	18,869,461
Interest expense	(9,561)	(15,988)	(25,440)	(33,108)	(996,183)

Loss before equity in losses of affiliates	(10,865,466)	(12,347,004)	(22,351,736)	(25,628,698)	(319,962,546)
Equity in losses of affiliates	(433,523)	(479,887)	(899,341)	(965,088)	(11,888,200)

Net loss	$(11,298,989)	$(12,826,891)	$(23,251,077)	$(26,593,786)	$(331,850,746)

Loss per share:
Basic and diluted	$(0.15)	$(0.21)	$(0.32)	$(0.47)

Weighted average number of shares outstanding	73,054,440	60,368,062	72,997,887	56,040,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		Cumulative Amounts from Inception
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(23,251,077)	$(26,593,786)	$(331,850,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,061,947	2,134,832	21,460,192
Equity in losses of affiliates	899,341	965,088	11,888,200
Amortization of intangible asset	1,375,000	1,202,347	13,062,001
Noncash prepaid development costs	708,481	772,048	10,000,000
Amortization of deferred grant revenue	(100,000)	(100,000)	(900,000)
Stock based compensation	2,265,116	619,468	20,268,212
Loss on disposal of property, plant and equipment	—	—	32,493
In-kind services	—	—	1,340,000
Amortization and write-off of deferred rent	—	—	2,000,000
In-process research and development	—	3,000,000	7,042,640
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,271,269)	1,577,562	(4,359,555)
Inventory	(922,506)	(186,533)	(3,231,674)
Prepaid expenses and other current assets	(433,627)	(955,209)	(3,673,044)
Accounts payable and accrued expenses	(1,327,411)	(183,039)	2,460,311
Deferred revenue	1,446,461	(1,570,581)	7,431,394

Net cash used in operating activities	(18,549,544)	(19,317,803)	(247,029,577)

Cash Flows From Investing Activities:
Proceeds from acquisition, net	—	29,465,741	29,465,741
Purchase of property, plant and equipment	(707,831)	(137,364)	(30,796,105)
Proceeds from disposal of property, plant and equipment	—	—	310,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Marketable securities	(29,464,761)	11,823,634	(42,783,611)

Net cash provided by (used in) investing activities	(30,172,592)	41,152,011	(54,927,809)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	—	140,342,782
Proceeds from public offerings, net	—	—	201,911,705
Stock issuance costs	—	—	(2,384,072)
Proceeds from shares issued for stock option exercises and employee stock purchase plan	692,947	210,099	9,257,068
Cash placed in escrow	—	—	(4,675,274)
Principal payments on long-term debt and capital lease obligations	(32,692)	(2,519)	(1,871,449)

Net cash provided by financing activities	660,255	207,580	342,580,760

Increase (decrease) in cash and cash equivalents	(48,061,881)	22,041,788	40,623,374
Cash and cash equivalents, beginning of period	88,685,255	27,257,641	—

Cash and cash equivalents, end of period	$40,623,374	$49,299,429	$40,623,374

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

At June 30, 2004, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $82.9 million and working capital of $82.0 million. Management believes that the Company’s currently available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2003 has been derived from the Company’s December 31, 2003 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements for the periods as of and ending June 30, 2004 and 2003.

Cash Equivalents and Restricted Cash: Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

At June 30, 2004, the Company had restricted cash in the amount of $4.7 million that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, “Restricted cash” in the accompanying condensed consolidated balance sheets.

Marketable Securities: Marketable securities include investments in corporate debt securities and US Treasury obligations which are carried at fair value and are considered available for sale. At June 30, 2004, the difference between the cost and the fair value of these securities result in an unrealized loss in the amount of $528,000 which is reflected as a component of stockholders’ equity under the caption, “Accumulated other comprehensive loss”. At June 30, 2004, the Company held marketable securities with maturities up to thirty months.

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

The Company defers recognition of product and service revenue as a result of the Company’s continued involvement through service, maintenance and other support and cancellation privileges. Revenue is recognized on a straight line basis over the stated contractual terms, which are generally for periods of six to twelve months as the service, maintenance and other support is provided and the cancellation privileges expire. At June 30, 2004 the Company had deferred product and service revenue in the amount of $5.8 million.

Research and Development Contract Revenue: Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. At June 30, 2004, the Company had deferred contract revenue of $719,000.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(11,298,989)	$(12,826,891)	$(23,251,077)	$(26,593,786)
Add: Stock-based employee compensation expense included in reported net loss	598,540	372,342	1,324,932	619,468

Deduct: Total stock-based employee compensation determined under fair value based method	(1,828,801)	(2,663,931)	(3,656,938)	(5,202,645)

Proforma net loss	$(12,529,250)	$(15,118,480)	$(25,583,083)	$(31,176,963)

Loss per share
Basic and diluted – as reported	$(0.15)	$(0.21)	$(0.32)	$(0.47)

Basic and diluted - proforma	$(0.17)	$(0.25)	$(0.35)	$(0.55)

On June 20, 2003, the Company issued 607,804 shares of restricted stock and cancelled 1,810,048 options to purchase common stock in connection with the Company’s offer to eligible employees to exchange options to purchase shares of common stock with an exercise price of $8.53 or greater per share for shares of restricted stock on a three for one basis. The shares of restricted stock received in this exchange will vest in three equal installments effective 21 months, 24 months and 27 months from the date of the exchange. During the three and six month periods ended June 30, 2004, the Company recorded employee compensation expense of $402,000 and $803,000, respectively, relating to the issuance of the restricted stock awards.

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

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2004 presentation.

3. Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(11,298,989)	$(12,826,891)	$(23,251,077)	$(26,593,786)
Denominator:
Weighted average number of common shares	73,054,440	60,368,062	72,997,887	56,504,409
Loss per share:
Basic and diluted	(0.15)	(0.21)	(0.32)	(0.47)

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares at June 30, 2004 and 2003 are summarized as follows:

	2004	2003
Number of dilutive potential common shares	5,493,386	4,955,609

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

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying condensed consolidated statements of operations. GEFCS had operating and net income of approximately $14,000 for the three months ending June 30, 2004 and an operating and net loss of approximately $3,000 for the six months ended June 30, 2004. For the three months ended June 30, 2004, equity in losses of affiliates, related to GEFCS, was approximately $434,000 including amortization of the related intangible asset of $448,000. For the six months ended June 30, 2004, equity in losses of affiliates, related to GEFCS, was approximately $899,000 including amortization of the related intangible asset of $896,000.

Under a separate agreement with the General Electric Company, for our product development effort, we have agreed to source technical support services, including engineering, testing, manufacturing and quality control services. Under this agreement, the

Company has committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. In 2004 the Company and General Electric Company extended this period through September 2007. Through June 30, 2004, the Company had purchased approximately $8.9 million of such services. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

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

Approximately $3.0 million of the purchase price represents the estimated fair value of acquired in-process research and development projects. As we were not continuing the related development projects, this amount was immediately expensed in the consolidated statement of operations as of the date of acquisition. This write-off is included in in-process research and development expenses on the accompanying condensed consolidated statement of operations for the six months ended June 30, 2003.

6. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of June 30, 2004 and December 31, 2003 were as follows:

	Weighted Average Amortization Period	June 30, 2004		December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution Agreement	10 years	$16,250,000	$9,560,000	$16,250,000	$8,661,000
Purchased Technology—H Power	2 years	5,500,000	3,438,000	5,500,000	2,063,000

Total		$21,750,000	$12,998,000	$21,750,000	$10,724,000

Amortization expense for acquired intangible assets during the three and six months ending June 30, 2004 was $1.1 million and $2.3 million, respectively. Estimated amortization expense for the remainder of 2004 and the four succeeding years is as follows:

Estimated Amortization Expense
Remainder of 2004	$2,284,000
2005	2,479,000
2006	1,792,000
2007	1,792,000
2008	405,000

7. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2004 are as follows:

	Common Stock	Additional Paid-in Capital	Unamortized Value of Restricted Stock	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity	Comprehensive Loss
December 31, 2003	$728,506	$454,399,857	$(2,242,573)	$—	$(308,599,669)	$144,286,121	$—
Net loss					(23,251,077)	(23,251,077)	(23,251,077)
Change in unrealized loss on marketable securities				(528,090)			(528,090)

Total comprehensive loss							$(23,779,167)

Stock based compensation	1,669	1,460,125				1,461,794
Stock option exercises	920	490,759				491,679
Employee stock purchase plan	316	200,952				201,268
Amortization of restricted stock			803,322			803,322

June 30, 2004	$731,411	$456,551,693	$(1,439,251)	$(528,090)	$(331,850,746)	$123,465,017

Common stock issued during the six months ended June 30, 2004 consisted of 167,233 shares related to stock based compensation, 92,060 shares related to stock option purchases and 31,631 shares related to the employee stock purchase plan.

8. Commitments and Contingencies

Shareholder Class Action Lawsuit: As previously disclosed, in September 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that the Company and various of its officers and directors violated certain federal securities laws by failing to disclose certain information concerning the Company’s products and future prospects. The action was brought on behalf of a class of purchasers of our stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553 (ERK) (RML). By order dated January 25, 2001, the Court appointed lead plaintiffs and lead plaintiffs’ counsel. Subsequently, the plaintiffs served a consolidated amended complaint. The consolidated amended complaint extends the class period to begin on October 29, 1999 and alleges claims under the Securities Act and Exchange Act, and Rule 10b-5 promulgated under the Exchange Act. Subsequently, plaintiffs withdrew their claims under the Securities Act. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of our technology in a registration statement issued in connection with our initial public offering (IPO) and in subsequent press releases. We served our motion to dismiss the claims in May 2001. By order dated January 21, 2003, the Court dismissed all claims relating to pre-IPO press releases, the IPO prospectus and all but three post-IPO press releases. The Court also denied the motion to dismiss the claims against the individual defendants at this time.

In May 2004, the Company reached an agreement in principle to settle the litigation. Pursuant to the settlement, the Company’s primary insurance carrier will fund the settlement. The settlement is subject to negotiation of a final agreement by the parties and approval by the court. The settlement is not anticipated to have any material impact on the Company’s financial condition.

9. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the six months ended June 30, 2004 and 2003:

	June 30, 2004	June 30, 2003
Cash paid for interest	$38,895	$34,017
Property plant and equipment financed under capital lease obligation	129,900	—
Net assets acquired, excluding cash, cash equivalents and marketable securities	—	6,106,293

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

Our initial commercial sales are for the delivery of limited edition fuel cell systems and are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support, which are limited to a defined operating period, as well as certain cancellation privileges that expire ratably over the stated contractual term. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. Under these initial commercial sales, we defer recognition of product and service revenue, as a result of the cancellation privileges, and recognize revenue on a straight line basis as the cancellation privileges expire ratably over the stated contractual term, which are generally for periods of six to twelve months (See Critical Accounting Policies and Estimates - Revenue Recognition).

As of June 30, 2004, we had unrestricted cash and cash equivalents and marketable securities totaling $82.9 million and working capital of $82.0 million. Additionally, we have restricted cash in the amount of $4.7 million, which was escrowed to collateralize debt associated with the purchase of our facilities in 1999.

During the six months ended June 30, 2004, cash used by operating activities was $18.5 million consisting primarily of a net loss of $23.3 million offset, in part, by non-cash expenses in the amount of $7.2 million, including $2.1 million for amortization and depreciation, $2.3 million for stock based compensation, $1.4 for amortization of intangible assets and $899,000 for equity losses in affiliates. Cash used in investing activities for the six months ended June 30, 2004 was $30.2 million consisting of $29.5 million invested in marketable securities and $708,000 used to purchase property plant and equipment. Cash provided by financing activities was $660,000 consisting primarily of net proceeds from issuance of common stock for stock options exercised during the six months ended June 30, 2004.

We have financed our operations through June 30, 2004 primarily from the sale of equity, which has provided cash in the amount of $349.1 million. Since inception, net cash used in operating activities has been $247.0 million and cash used in investing activities has been $54.9 million, including our purchase of property, plant and equipment of $30.8 million, our investments in marketable securities in the amount of $42.8 million offset, in part, by net proceeds from acquisition of $29.5 million.

Product Development and Commercialization

We are focused on an architecture-based platform approach to product development, with modular, scalable and extensible designs. Our architected technology platform includes proprietary proton exchange membrane (PEM) fuel cell and fuel processing technology, from which we expect to offer multiple products. We are currently developing: (1) backup power products for telecommunications, broadband and industrial UPS applications; (2) on-site hydrogen generation for a variety of industrial gas applications; (3) combined heat and power products for remote residential and small commercial applications; and (4) battery-replacement modules for material handling equipment. We are currently developing the following products:

GenCore® – Backup Power -The GenCore platform is focused on providing backup, direct-current (DC) power products for telecom, broadband and industrial UPS applications in the range of 2-12 kilowatts. GenCore products are fueled by hydrogen and do not require a fuel processor. In December 2003, we started making initial shipments of our GenCore 5T product.

GenSiteTM – On-Site Hydrogen Generation - We expect to combine our proprietary fuel processor with available commercial components for gas compression, purification and storage to develop GenSite, an on-site hydrogen gas generator. This product is expected to target certain applications now served by packaged gas or electrolyzers.

GenSysTM – Remote Continuous Power for Light Commercial and Residential - We plan to continue to develop GenSys into a fully architected platform that will support a number of products, including liquefied petroleum gas fueled systems for remote commercial and remote residential applications, and eventually grid-connected light commercial and residential applications. In July 2003, we delivered our first fuel cell system, fueled by liquefied petroleum gas, the GenSys 5P. The GenSys5P is being marketed to rural electric cooperatives, propane dealers and federal and state government agencies that require the remote fuel capability provided by LPG.

GenDriveTM – Battery Replacement for Material Handling - The GenCore platform is expected to provide the basis for our development of the GenDrive product, a hydrogen-fueled battery-replacement module for material handling equipment. GenDrive is expected to bring value to large distribution centers by freeing expensive floor space from the re-charging infrastructure currently required to support batteries and by reducing the frequency of recharging/refueling. We expect GenDrive to maintain a higher state of charge in the equipment during operation than the batteries that are used today, allowing for greater productivity.

Home Energy Station – We are also currently developing technology in support of the automotive fuel cell market. In collaboration with Honda R&D Co. Ltd. of Japan (“Honda”), a subsidiary of Honda Motor Co., Ltd., we are developing a home refueling system that is expected to provide heat, hot water and electricity to the home, while also providing hydrogen to fuel a fuel cell vehicle. The companies completed the first phase of the agreement in October 2003 with the successful demonstration of a prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California. The work under the second phase of the project started in March 2004 and is focused on developing a next-generation prototype of the Home Energy Station. As in the first phase, Honda R&D of Japan is funding Plug Power’s work under this new agreement.

Strategic Relationships and Development Agreements

Since our inception, we have formed strategic relationships with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers. We continue to maintain key relationships as part of our “extended enterprise” strategy. These relationships include distribution, marketing, and technology partnerships with companies such as GE, Honda, Vaillant, Pemeas Gmbh (Pemeas), Engelhard and DTE Energy and strategic relationships with supply chain partners, including 3M, Dana, Toyo, Entegris, Parker and Arvin Meritor. Some of these relationships are described in greater detail below.

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

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying condensed consolidated statements of operations. GEFCS had operating and net income of approximately $14,000 for the three months ending June 30, 2004 and operating and net loss of approximately $4,000 for the six months ended June 30, 2004. For the three months ended June 30, 2004, equity in losses of affiliates, related to GEFCS, was approximately $434,000 including amortization of the related intangible asset of $448,000. For the six months ended June 30, 2004, equity in losses of affiliates, related to GEFCS, was approximately $899,000 including amortization of the related intangible asset of $896,000.

Under a separate agreement with the General Electric Company, for our product development effort, we have agreed to source technical support services, including engineering, testing, manufacturing and quality control services. Under the initial agreement, the Company was committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. In 2004 the Company and General Electric Company extended this period through September 2007. Through June 30, 2004, the Company had purchased approximately $8.9 million of such services. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

Honda: We have an agreement with Honda to exclusively and jointly develop and test a fuel cell system that provides electricity and heat to a home or business, while also providing hydrogen fuel for a fuel cell vehicle (the “Home Energy Station”). In October 2003, we successfully demonstrated a prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California. In March 2004 we amended our agreement with Honda to provide for the second phase of an expected multi-phase product development effort. The work under the second phase of the project is focused on developing a next-generation prototype of the Home Energy Station. As in the first phase, Honda R&D of Japan is funding Plug Power’s work under this new agreement.

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

Pemeas: We have a joint development agreement with Pemeas (effective April 1, 2004, the fuel cell activity of Celanese AG and former Hoechst AG was formed into a new company, Pemeas GmbH), to develop, on an exclusive basis, a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of 750 watts up to 25 kilowatts. Additionally, we have the option to work with Pemeas on a non-exclusive basis to develop a high-temperature membrane electrode unit for stationary fuel cell systems with net electrical output of less than 750 watts and greater than 25 kilowatts. Under the agreement, the Company and Pemeas will each fund their own development efforts.

Engelhard: We have a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the joint development agreement we have contributed $10.0 million to fund Engelhard’s development efforts and in turn Engelhard has purchased $10.0 million of our common stock. As of June 30, 2004 all funding obligations related to development efforts have been met and the Company and Engelhard will each fund their own development efforts. Additionally, a supply agreement with Engelhard specifies the rights and obligations for Engelhard to supply products to us until 2013.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2004 and June 30, 2003.

Product and service revenue. Under our initial commercial sales we defer recognition of product and service revenue at the time of shipment and recognize revenue on a straight line basis as certain cancellation provisions expire, which are generally over periods of six to twelve months. These initial sales are contract-specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support, and which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. The costs associated with the product, service and other obligations are expensed as they are incurred.

During the three months ended June 30, 2004, we delivered 55 fuel cell systems. The revenue associated with 44 of these systems is related to product and service arrangements. Accordingly, under our accounting policy for product and service revenue, we have deferred revenue on these 44 systems which will be recognized over the stated contractual term. The associated cost of the 44 fuel cell systems shipped to customers were included in cost of product and service revenue. The remaining 11 fuel cell systems were shipped under a government contract and the associated revenue is included in research and development contract revenue while the associated costs are included in cost of research and development contract revenue in the accompanying condensed consolidated statement of operations for the period ended June 30, 2004.

We invoiced $2.2 million for the 44 systems shipped under product and service arrangements during the three months ended June 30, 2004, compared to $2.5 million for the 35 fuel cell systems shipped during the same period in 2003. The decrease in the amount invoiced is a result of an increased proportion of our shipments coming from our GenCore product which has a lower average selling price per unit than our GenSys product (see Product Development and Commercialization). During the quarter ended June 30, 2004, we recognized product and service revenue of $1.5 million, of which $1.1 million was deferred at December 31, 2003, compared to $2.1 million during the same quarter last year, substantially all of which was deferred at December 31, 2002.

At June 30, 2004, we had total deferred revenue in the amount of $6.5 million of which we expect to recognize approximately $4.6 million through the remainder of 2004.

Research and development contract revenue. Research and development contract revenue increased to $2.2 million for the three months ended June 30, 2004 from $959,000 during the same period last year. The increase is due to the addition of development agreements with the U.S. Department of Energy, the New York State Energy Research and Development Authority and Honda R&D Co., Ltd. of Japan. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue decreased to $1.8 million for three months ended June 30, 2004 from $2.1 million for three months ended June 30, 2003. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services.

Cost of research and development contract revenue. Cost of research and development contract revenue increased to $3.1 million for three months ended June 30, 2004 from $1.3 million for three months ended June 30, 2003. The increase in these costs related to the additional development agreements described above under research and development contract revenue. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Noncash research and development expense. Noncash research and development expense for the three months ended June 30, 2004, increased to $521,000 from $289,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided. The increase is primarily the result of stock based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program.

Other research and development expense. Other research and development expense was $7.3 million for the three months ended June 30, 2004 compared to $10.1 million for the three months ended June 30, 2003. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques, which result in lower research and development costs because we build fewer systems for internal test and evaluation.

For the quarter ended June 30, 2004, other research and development expense also includes amortization of prepaid development costs in the amount of $350,000 under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs” and amortization in the amount of $688,000 related to the portion of the H Power purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”. During the same period last year, other research and development expense included amortization of prepaid development costs in the amount of $408,000 under our joint development program with Engelhard and amortization in the amount of $688,000 related to the portion of the H Power purchase price which had been capitalized and recorded on our balance sheet under the caption “Intangible assets”.

Noncash general and administrative expense. Noncash general and administrative expenses for the three months ended June 30, 2004 increased to $479,000 from $84,000 for the three months ended June 30, 2003. Noncash general and administrative expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided. The increase is primarily the result of stock based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program

Other general and administrative expense. Other general and administrative expense was $1.8 million for the three month periods ended June 30, 2004 and 2003. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities increased to $442,000 for the three months ended June 30, 2004, from $191,000 for the same period in 2003. The increase was due to an increase in our investment portfolio for funds received as a result of our public offering of equity in November 2003.

Interest expense. Interest expense was $10,000 for the three months ended June 30, 2004, compared to $16,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Equity in losses of affiliates. Equity in losses of affiliates decreased to $434,000 for the three months ended June 30, 2004 from $480,000 during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of income of GE Fuel Cell Systems in the amount of $14,000 offset by amortization of our original investments in the amount of $448,000.

Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized.

Comparison of the Six Months Ended June 30, 2004 and June 30, 2003.

Product and service revenue. During the six months ended June 30, 2004, we delivered 79 fuel cell systems. The revenue associated with 68 of these systems is related to product and service arrangements. Accordingly, under our accounting policy for product and service revenue, we have deferred revenue on these 68 systems which will be recognized over the stated contractual term. The associated cost of the 68 fuel cell systems shipped to customers were included in cost of product and service revenue. The remaining 11 fuel cell systems were shipped under a government contract and the associated revenue is included in research and development contract revenue while the associated costs are included in cost of research and development contract revenue in the accompanying condensed consolidated statement of operations for the period ended June 30, 2004.

We invoiced $2.6 million for the 68 systems shipped to customers as compared to $2.8 million for the 41 fuel cell systems shipped during the same period 2003. The decrease in the amount invoiced is the result of an increased proportion of our shipments coming from our GenCore product which has a lower average selling price per unit than our GenSys product (see Product Development and Commercialization). During the six months ended June 30, 2004, we recognized product and service revenue of $2.9 million, of which $2.4 million was deferred at December 31, 2003, compared to $4.2 million during the same period last year, substantially all of which was deferred at December 31, 2002.

At June 30, 2004, we had total deferred revenue in the amount of $6.5 million of which we expect to recognize approximately $4.6 million through the remainder of 2004.

Research and development contract revenue. Research and development contract revenue increased to $4.1 million for the six months ended June 30, 2004 from $1.9 million during the same period last year. The increase is due to the addition of development agreements with the U.S. Department of Energy, the New York State Energy Research and Development Authority and Honda R&D Co., Ltd. of Japan. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue was $2.6 million for the six month periods ended June 30, 2004 and 2003. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services.

Cost of research and development contract revenue. Cost of research and development contract revenue increased to $5.7 million for the six months ended June 30, 2004 from $2.5 million for the six months ended June 30, 2003. The increase in these costs relates primarily to the additional development agreements described above under research and development contract revenue. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

In-process research and development expense. In-process research and development expense of $3.0 million for the six months ended June 30, 2003 represents the write-off of in-process research and development expense related to the acquisition of intellectual property and certain other assets acquired as a result of our merger with H Power. The amount attributable to in-process research and development was determined using an income approach which reflects the present value of future avoided costs that would otherwise have been spent to acquire the exclusive rights to this technology. The net avoided cost is discounted using a 20% discount rate, which is believed to be consistent with the risk associated with this early stage technology. This amount was further adjusted to reflect the technology’s state of completion in order to reflect the fair value of the in-process research and development attributable to the efforts of the seller up to the date of the transaction.

Noncash research and development expense. Noncash research and development expense for the six months ended June 30, 2004, increased to $995,000 from $515,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided. The increase is primarily the result of stock based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program.

Other research and development expense. Other research and development expense was $16.6 million for the six months ended June 30, 2004 compared to $20.0 million for the six months ended June 30, 2003. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques, which result in lower research and development costs because we build fewer systems for internal test and evaluation.

For the six months ended June 30, 2004, other research and development expense also includes amortization of prepaid development costs in the amount of $708,000 under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs” and amortization in the amount of $1.4 million related to the portion of the H Power purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”. During the same period last year, other research and development expense included amortization of prepaid development costs in the amount of $772,000 under our joint development program with Engelhard, amortization in the amount of $515,000 related to our purchase of certain fuel processing assets and intellectual property from Gastec and $688,000 related to the portion of the H Power purchase price that has been capitalized. Gastec was fully expensed as of March 31, 2003.

Noncash general and administrative expense. Noncash general and administrative expenses for the six months ended June 30, 2004 increased to $731,000 from $105,000 for the six months ended June 30, 2003. Noncash general and administrative expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided. The increase is primarily the result of stock based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program.

Other general and administrative expense. Other general and administrative expense was $3.5 million for the six months ended June 30, 2004 compared to $3.3 million for the same period last year. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities increased to $809,000 for the six months ended June 30, 2004, from $393,000 for the same period in 2003. The increase was due to an increase in our investment portfolio for funds received as a result of our March 2003 acquisition of H Power and our public offering of equity in November 2003.

Interest expense. Interest expense was $25,000 for the six months ended June 30, 2004, compared to $33,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Equity in losses of affiliates. Equity in losses of affiliates decreased to $899,000 for the six months ended June 30, 2004 from $965,000 during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems in the amount of $3,000 and amortization of our original investments in the amount of $896,000.

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

We apply the guidance within Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104) to our initial sales contracts to determine when to properly recognize revenue. Our initial commercial sales for the delivery of limited edition fuel cell systems are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support, which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. Under these initial commercial sales, we defer recognition of product and service revenue, as a result of the cancellation privileges, and recognize revenue on a straight line basis as the cancellation privileges expire ratably over the stated contractual term, which are generally for periods of six to twelve months.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance which could materially impact our financial position and results of operations. At June 30, 2004, our net deferred tax assets have been offset in full by a valuation allowance. As a result the net provision for income taxes is zero for the three and six months ended June 30, 2004.

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

Several key indicators of liquidity are summarized in the following table:

	Six months ended June 30, 2004	Six months ended June 30, 2003	Year ended December 31, 2003
Cash, cash equivalents and marketable securities	$82,879,000	$66,128,000	$102,004,000
Working capital	81,996,000	65,017,000	99,285,000
Net cash used in operating activities	18,550,000	19,318,000	38,017,000
Purchase of property plant and equipment	708,000	137,000	627,000

During the six months ended June 30, 2004, the Company used $18.5 million in net cash for operating activities consisting primarily of a net loss of $23.3 million offset by; non-cash expenses in the amount of $7.3 million, including; $2.1 million for amortization and depreciation, $2.3 million for stock based compensation, $1.4 for amortization of intangible assets and $899,000 million for equity losses in affiliates. Changes in operating assets and liabilities consumed $2.5 million in cash for operating activities.

During the six months ended June 30, 2004, the Company also used $30.2 million in net cash for investing activities consisting of $29.5 million for the purchase of marketable securities and $708,000 for the purchase of property, plant and equipment. Net cash provided by financing activities was $660,000 consisting primarily of net proceeds from the issuance of common stock in connection with stock options exercised during the six months ended June 30, 2004.

Since inception, net cash used in operating activities has been $247.0 million and cash used in investing activities has been $54.9 million, including our purchase of property, plant and equipment in the amount of $30.8 million, our investments in marketable securities in the amount of $42.8 million and offset, in part, by our net proceeds from acquisition of $29.5 million.

From inception through June 30, 2004, our stockholders in the aggregate have contributed $349.1 million in cash, including $93.0 million in net proceeds from our initial public offering and $106.6 million in net proceeds from our follow-on public offerings. Additionally, in the first quarter of 2003, we issued approximately 9.0 million shares of common stock in connection with a merger transaction with H Power Corp. which increased our consolidated cash, cash equivalents and marketable securities by approximately $29.5 million, after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.1 million.

From inception through June 30, 2004, we have incurred losses of $331.9 million and expect to continue to incur losses as we continue our product development and commercialization programs and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the cost and sales price of such systems, the related service requirements necessary to maintain those systems and potential design changes required as a result of field testing.

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Shareholder Class Action Lawsuit: As previously disclosed, in September 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and directors violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects. The action was brought on behalf of a class of purchasers of our stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553(ERK)(RML). By order dated January 25, 2001, the Court appointed lead plaintiffs and lead plaintiffs’ counsel. Subsequently, the plaintiffs served a consolidated amended complaint. The consolidated amended complaint extends the class period to begin on October 29, 1999 and alleges claims under the Securities Act and Exchange Act, and Rule 10b-5 promulgated under the Exchange Act. Subsequently, plaintiffs withdrew their claims under the Securities Act. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of our technology in a registration statement issued in connection with our initial public offering (IPO) and in subsequent press releases. We served our motion to dismiss the claims in May 2001. By order dated January 21, 2003, the Court dismissed all claims relating to pre-IPO press releases, the IPO prospectus and all but three post-IPO press releases. The Court also denied the motion to dismiss the claims against the individual defendants at this time.

In May 2004, the Company reached an agreement in principle to settle the litigation. Pursuant to the settlement, the Company’s primary insurance carrier will fund the settlement. The settlement is subject to negotiation of a final agreement by the parties and approval by the court. The settlement is not anticipated to have any material impact on the Company’s financial condition.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2004, we issued 57,833 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders (“Annual Meeting”) held on May 20, 2004, our shareholders approved the following:

(1)	To elect the following directors as Class II Directors, each to hold office until our 2007 annual meeting of stockholders and until such director’s successor is duly elected and qualified:

Nominee	For	Against/ Withheld	Broker Abstain	NonVotes
George C. McNamee	66,930,900	520,202	—	—
Douglas T. Hickey	66,956,050	495,052	—	—
J. Douglas Grant	66,334,410	1,116,692	—	—

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.2	Amended and Restated By-laws of Plug Power Inc. (1)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (2)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power. (3)

31.1	and 31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	and 32.2 Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 1999.
(2)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 2000.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File Number 333-86089).
(4)	Filed herewith.

B) Reports on Form 8-K.

On May 19, 2004, we filed a report under item 5 the issuance of a press release announcing that an agreement has been reached in the shareholders class action lawsuit commenced against the Company and certain of its offices and directors in August 2000.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 9, 2004	by:	/s/ Roger B. Saillant
Roger B. Saillant Chief Executive Officer

	by:	/s/ David A. Neumann
David A. Neumann Chief Financial Officer