Form 10-Q
period 2004-09-30
PLUG POWER INC
filed 2004-11-09
CIK 1093691

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares of common stock, par value of $.01 per share, outstanding as of November 4, 2004 was 73,250,863.

PLUG POWER INC.

INDEX to FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets – September 30, 2004 and December 31, 2003	3

Condensed Consolidated Statements of Operations – Three and nine month periods ended September 30, 2004 and September 30, 2003 and Cumulative Amounts from Inception	4

Condensed Consolidated Statements of Cash Flows—Nine month periods ended September 30, 2004 and September 30, 2003 and Cumulative Amounts from Inception	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 – Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings	23

Item 2 – Unresigned Sales of Equity Securities and Use of Proceeds	23

Item 6 – Exhibits and Reports on Form 8-K	23

Signatures	24

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,324,698	$88,685,255
Restricted cash	345,000	345,000
Marketable securities	37,968,772	13,318,850
Accounts receivable	3,725,434	3,307,627
Inventory	3,600,870	2,663,741
Prepaid development costs	—	708,481
Prepaid expenses and other current assets	1,721,255	1,253,510

Total current assets	84,686,029	110,282,464
Restricted cash	4,330,274	4,330,274
Property, plant and equipment, net	22,424,470	24,122,266
Intangible asset	1,375,000	3,437,500
Investment in affiliate	6,238,408	7,588,891
Goodwill	10,388,980	10,388,980
Other assets	400,502	438,396

Total assets	$129,843,663	$160,588,771

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,616,210	$1,975,370
Accrued expenses	2,028,513	3,491,583
Deferred revenue	6,458,294	5,184,932
Current portion of capital lease obligation and long-term debt	411,506	345,000

Total current liabilities	11,514,523	10,996,885
Long-term debt	4,365,955	4,365,955
Capital lease obligation	11,743	—
Other liabilities	982,964	939,810

Total liabilities	16,875,185	16,302,650

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 73,226,526 shares issued and outstanding at September 30, 2004 and 72,850,709 shares issued and outstanding at December 31, 2003	732,264	728,506
Additional paid-in capital	457,234,014	454,399,857
Unamortized value of restricted stock	(1,112,481)	(2,242,573)
Accumulated other comprehensive loss	(351,254)	—
Deficit accumulated during the development stage	(343,534,065)	(308,599,669)

Total stockholders’ equity	112,968,478	144,286,121

Total liabilities and stockholders’ equity	$129,843,663	$160,588,771

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative Amounts from Inception
	2004	2003	2004	2003
Revenue
Product and service revenue	$1,335,018	$1,988,093	$4,194,145	$6,166,687	$23,711,442
Research and development contract revenue	3,293,805	1,477,011	7,405,297	3,354,946	45,063,033

Total revenue	4,628,823	3,465,104	11,599,442	9,521,633	68,774,475
Cost of revenue and expenses
Cost of product and service revenues	1,239,102	2,028,943	3,887,000	4,649,232	23,718,899
Cost of research and development contract revenue	4,260,544	1,577,243	9,915,450	4,063,812	65,518,605
In-process research and development	—	—	—	3,000,000	12,026,640
Research and development expense:
Noncash stock-based compensation	663,748	500,596	1,659,069	1,433,828	6,299,988
Other research and development	7,932,783	9,727,157	24,528,128	29,338,357	253,190,108
General and administrative expense:
Noncash stock-based compensation	304,048	184,829	1,035,323	355,862	14,511,345
Other general and administrative	1,695,064	1,505,024	5,176,628	4,727,749	42,811,180

Operating loss	(11,466,466)	(12,058,688)	(34,602,156)	(38,047,207)	(349,302,290)
Interest income	262,242	144,798	1,071,636	537,727	19,131,703
Interest expense	(27,953)	(14,781)	(53,393)	(47,889)	(1,024,136)

Loss before equity in losses of affiliates	(11,232,177)	(11,928,671)	(33,583,913)	(37,557,369)	(331,194,723)
Equity in losses of affiliates	(451,142)	(476,840)	(1,350,483)	(1,441,928)	(12,339,342)

Net loss	$(11,683,319)	$(12,405,511)	$(34,934,396)	$(38,999,297)	$(343,534,065)

Loss per share:
Basic and diluted	$(0.16)	$(0.20)	$(0.48)	$(0.68)

Weighted average number of shares outstanding	73,173,913	60,958,387	73,056,991	57,697,749

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,		Cumulative Amounts from Inception
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(34,934,396)	$(38,999,297)	$(343,534,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,124,544	3,111,707	22,522,789
Equity in losses of affiliates	1,350,483	1,441,928	12,339,342
Amortization of intangible asset	2,062,500	1,889,847	13,749,501
Noncash prepaid development costs	708,481	1,108,989	10,000,000
Amortization of deferred grant revenue	(150,000)	(150,000)	(950,000)
Stock based compensation	3,272,160	1,789,690	21,275,256
Loss on disposal of property, plant and equipment	—	—	32,493
In-kind services	—	—	1,340,000
Amortization and write-off of deferred rent	—	—	2,000,000
In-process research and development	—	3,000,000	7,042,640
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(417,807)	1,267,387	(3,506,093)
Inventory	(937,129)	(413,096)	(3,246,297)
Prepaid expenses and other current assets	(512,050)	(146,453)	(3,751,467)
Accounts payable and accrued expenses	(822,230)	(204,665)	2,965,492
Deferred revenue	1,423,362	(1,327,956)	7,408,294

Net cash used in operating activities	(25,832,082)	(27,631,919)	(254,312,115)

Cash Flows From Investing Activities:
Proceeds from acquisition, net	—	29,465,741	29,465,741
Purchase of property, plant and equipment	(1,171,495)	(289,554)	(31,259,769)
Proceeds from disposal of property, plant and equipment	—	—	310,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Marketable securities	(25,001,176)	15,884,514	(38,320,026)

Net cash provided by (used in) investing activities	(26,172,671)	45,060,701	(50,927,888)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	—	140,342,782
Proceeds from public offerings, net	—	—	201,911,705
Stock issuance costs	—	—	(2,384,072)
Proceeds from shares issued for stock option exercises and employee stock purchase plan	695,847	215,318	9,259,968
Cash placed in escrow	—	—	(4,675,274)
Principal payments on long-term debt and capital lease obligations	(51,651)	(46,968)	(1,890,408)

Net cash provided by financing activities	644,196	168,350	342,564,701

Increase (decrease) in cash and cash equivalents	(51,360,557)	17,597,132	37,324,698
Cash and cash equivalents, beginning of period	88,685,255	27,257,641	—

Cash and cash equivalents, end of period	$37,324,698	$44,854,773	$37,324,698

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

At September 30, 2004, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $75.3 million and working capital of $73.2 million. Management believes that the Company’s currently available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2003 has been derived from the Company’s December 31, 2003 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements for the periods as of and ending September 30, 2004 and 2003.

Cash Equivalents and Restricted Cash: Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

At September 30, 2004, the Company had restricted cash in the amount of $4.7 million that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, “Restricted cash” in the accompanying condensed consolidated balance sheets.

Marketable Securities: Marketable securities include investments in corporate debt securities and US Treasury obligations which are carried at fair value and are considered available for sale. At September 30, 2004, the difference between the cost and the fair value of these securities result in an unrealized loss in the amount of $351,000, which is reflected as a component of stockholders’ equity under the caption, “Accumulated other comprehensive loss”. At September 30, 2004, the Company held marketable securities with maturities up to thirty months.

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

Product and Service Revenue: The Company applies the guidance within SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104) in the evaluation of its contracts to determine when to properly recognize revenue. Under SAB 104 revenue is recognized when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. The Company defers recognition of product and service revenue at the time of delivery and recognizes revenue as the continued service, maintenance and other support obligations expire (see Critical Accounting Policies and Estimates - Revenue Recognition). The costs associated with the product, service and other obligations are expensed as they are incurred.

The Company’s initial sales of GenSys™ and GenCore™ 5T are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within contractual arrangements are not accounted for separately based on the Company’s limited commercial experience and available evidence of fair value. The Company’s contractual arrangements under its initial commercial sales are with a limited number of customers and the arrangements are separately negotiated and not combined. As a result, the Company defers recognition of product and service revenue and recognizes revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months.

As the Company gains commercial experience, including field experience relative to service and warranty based on the sales of initial products, the fair values for the multiple elements within future contracts may become determinable and the Company may, in future periods, recognize revenue upon delivery of the product or may continue to defer recognition, based on application of appropriate guidance within EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, or changes in the manner contractual agreements are structured, including agreements with distribution partners.

Research and Development Contract Revenue: Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. At September 30, 2004, the Company had deferred contract revenue of $719,000.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(11,683,319)	$(12,405,511)	$(34,934,396)	$(38,999,297)
Add: Stock-based employee compensation expense included in reported net loss	931,549	685,425	2,658,145	1,789,690

Deduct: Total stock-based employee compensation determined under fair value based method	(2,176,869)	(1,679,008)	(6,235,470)	(5,037,023)

Proforma net loss	$(12,928,639)	$(13,399,094)	$(38,511,721)	$(42,246,630)

Loss per share
Basic and diluted – as reported	$(0.16)	$(0.20)	$(0.48)	$(0.68)

Basic and diluted - proforma	$(0.18)	$(0.22)	$(0.53)	$(0.73)

On June 20, 2003, the Company issued 607,804 shares of restricted stock and cancelled 1,810,048 options to purchase common stock in connection with the Company’s offer to eligible employees to exchange options to purchase shares of common stock with an exercise price of $8.53 or greater per share for shares of restricted stock on a three for one basis. The shares of restricted stock received in this exchange will vest in three equal installments effective 21 months, 24 months and 27 months from the date of the exchange. During the three and nine month periods ended September 30, 2004, the Company recorded employee compensation expense of $402,000 and $1.2 million, respectively, relating to the issuance of the restricted stock awards.

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

Impact of Recently Issued Accounting Standards: In March 2004, the EITF reached a consensus on and the FASB ratified EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (EITF 03-16). The EITF concluded that if investors in a limited liability company have specific ownership accounts, they should follow the guidance prescribed in Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and EITF Topic No. D-46, “Accounting for Limited Partnership Investments.” Otherwise, investors should follow the significant influence model prescribed in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” EITF 03-16 was effective for the Company during the third quarter of 2004 and did not have a material effect on the Company.

Reclassifications: Certain prior period amounts have been reclassified to conform to the 2004 presentation.

3. Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(11,683,319)	$(12,405,511)	$(34,934,396)	$(38,999,297)
Denominator:
Weighted average number of common shares	73,173,913	60,958,387	73,056,991	57,697,749
Loss per share:
Basic and diluted	(0.16)	(0.20)	(0.48)	(0.68)

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares at September 30, 2004 and 2003 are summarized as follows:

	2004	2003
Number of dilutive potential common shares	5,436,565	4,925,293

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

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying condensed consolidated statements of operations. GEFCS had an operating and net loss of approximately $3,000 for the three months ended September 30, 2004 and an operating and net loss of approximately $6,000 for the nine months ended September 30, 2004. For the three months ended September 30, 2004, equity in losses of affiliates, related to GEFCS, was approximately $451,000 including amortization of the related intangible asset of $448,000. For the nine months ended September 30, 2004, equity in losses of affiliates, related to GEFCS, was approximately $1.4 million including amortization of the related intangible asset of $1.3 million.

Under a separate agreement with the General Electric Company, for our product development effort, we have agreed to source technical support services, including engineering, testing, manufacturing and quality control services. Under this agreement, the Company has committed to purchase a minimum of $12.0 million of such services over a five-year period, which began September 30, 1999. In 2004 the Company and General Electric Company extended this period through September 2007. Through September 30, 2004, the Company had purchased approximately $9.6 million of such services. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

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

Effective March 25, 2003, the Company and H Power are treated as a single company for financial reporting purposes and the Company has recorded the fair value of H Power’s net assets on its consolidated financial statements. The historical financial statements of the Company will continue to be the historical financial statements of the combined company for periods prior to the merger. The fair value of the shares issued as a result of the transaction is estimated at approximately $46.3 million. The Company also incurred direct transaction costs of $4.1 million in connection with the transaction. As part of the acquisition, the Company acquired cash, cash equivalents and marketable securities of H Power of approximately $29.6 million, after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.1 million, which were accounted for as additional purchase price. The Company has recorded approximately $10.4 million of goodwill, which is not deductible for tax purposes, related to the transaction. The Company has included H Power in its consolidated financial position and results of operations since the date of acquisition.

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

6. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of September 30, 2004 and December 31, 2003 were as follows:

	Weighted Average Amortization Period	September 30, 2004		December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution Agreement	10 years	$16,250,000	$10,012,000	$16,250,000	$8,661,000
Purchased Technology—H Power	2 years	5,500,000	4,125,000	5,500,000	2,063,000

Total		$21,750,000	$14,137,000	$21,750,000	$10,724,000

Amortization expense for acquired intangible assets during the three and nine months ending September 30, 2004 was $1.1 million and $3.4 million, respectively. Estimated amortization expense for the remainder of 2004 and the four succeeding years is as follows:

Estimated Amortization Expense
Remainder of 2004	$1,142,000
2005	2,479,000
2006	1,792,000
2007	1,792,000
2008	405,000

7. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2004 are as follows:

	Common Stock	Additional Paid-in Capital	Unamortized Value of Restricted Stock	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity	Comprehensive Loss
December 31, 2003	$728,506	$454,399,857	$(2,242,573)	$—	$(308,599,669)	$144,286,121	$—
Net loss					(34,934,396)	(34,934,396)	(34,934,396)
Change in unrealized loss on marketable securities.				(351,254)		(351,254)	(351,254)

Total comprehensive loss							$(35,285,650)

Stock based compensation	2,493	1,920,974				1,923,467
Stock option exercises	949	493,630				494,579
Employee stock purchase plan	316	200,952				201,268
Amortization of restricted stock, net		218,601	1,130,092			1,348,693

September 30, 2004	$732,264	$457,234,014	$(1,112,481)	$(351,254)	$(343,534,065)	$112,968,478

Common stock issued during the nine months ended September 30, 2004 consisted of 249,226 shares related to stock based compensation, 94,960 shares related to stock option purchases and 31,631 shares related to the employee stock purchase plan.

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

9. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the nine months ended September 30, 2004 and 2003:

	September 30, 2004	September 30, 2003
Cash paid for interest	$49,776	$49,123
Property plant and equipment financed under capital lease obligation	129,900	—
Net assets acquired, excluding cash, cash equivalents and marketable securities	—	6,106,293

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

We are a development stage enterprise in the beginning stages of field testing and marketing our initial commercial products to a limited number of customers, including telecom, utilities, government entities and our distribution partners. Our initial product has been a limited edition GenSys™ fuel cell system (System or Unit) fueled by natural gas, which is processed or reformed into hydrogen fuel, and is intended to offer complementary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements to our Systems are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation.

Our initial commercial product, the GenCore™ 5T (see Product Development and Commercialization), is designed to provide direct-current (DC) backup power for wireline and wireless applications in the telecom industry. The GenCore™ 5T is fueled by hydrogen and does not require a fuel processor. Subsequent derivations of the GenCore® platform are expected to enable products for applications in the broadband and industrial uninterruptible power supply (UPS) industries.

Our initial sales of GenSys™ and GenCore™ 5T are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months (see Critical Accounting Policies and Estimates - Revenue Recognition).

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

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of September 30, 2004, we had unrestricted cash and cash equivalents and marketable securities totaling $75.3 million and working capital of $73.2 million. Additionally, we have restricted cash in the amount of $4.7 million, which was escrowed to collateralize debt associated with the purchase of our facilities in 1999.

During the nine months ended September 30, 2004, cash used by operating activities was $25.8 million consisting primarily of a net loss of $34.9 million offset, in part, by non-cash expenses in the amount of $10.3 million, including $3.1 million for amortization and depreciation, $3.3 million for stock based compensation, $2.1 million for amortization of intangible assets and $1.4 million for equity losses in affiliates. Cash used in investing activities for the nine months ended September 30, 2004 was $26.2 million consisting of $25.0 million invested in marketable securities and $1.2 million used to purchase property plant and equipment. Cash provided by financing activities was $644,000 consisting primarily of net proceeds from issuance of common stock for stock options exercised during the nine months ended September 30, 2004.

We have financed our operations through September 30, 2004 primarily from the sale of equity, which has provided cash in the amount of $342.6 million. Since inception, net cash used in operating activities has been $254.3 million and cash used in investing activities has been $50.9 million, including our purchase of property, plant and equipment of $31.3 million, our investments in marketable securities in the amount of $38.3 million offset, in part, by net proceeds from acquisition of $29.5 million.

Product Development and Commercialization

Our approach to product development is focused on an architecture-based platform, with modular, scalable and extensible designs. Our architected technology platform includes proprietary proton exchange membrane (PEM) fuel cell and fuel processing technology, from which we expect to offer multiple products including (1) backup power products for telecommunications, broadband and industrial UPS applications; (2) on-site hydrogen generation for a variety of industrial gas applications; (3) combined heat and power products for remote residential and small commercial applications; and (4) battery-replacement modules for material handling equipment.

GenCore® – Backup Power -The GenCore platform is focused on providing backup, direct-current (DC) power products for telecom, broadband and industrial UPS applications in the range of 2-12 kilowatts. GenCore products are fueled by hydrogen and do not require a fuel processor. In December 2003, we started making initial shipments of our GenCore 5T product.

GenSite TM – On-Site Hydrogen Generation—We expect to combine our proprietary fuel processor with available commercial components for gas compression, purification and storage to develop GenSite, an on-site hydrogen gas generator. This product is expected to target certain applications now served by packaged gas or electrolyzers.

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

Strategic Relationships and Development Agreements

Since our inception, we have formed strategic relationships with suppliers of key components, developed distributor and customer relationships, and entered into development and demonstration programs with electric utilities, government agencies and other energy providers. We continue to maintain key relationships as part of our “extended enterprise” strategy. These relationships include distribution, marketing, and technology partnerships with companies such as GE, Honda, Tyco, Vaillant, Pemeas Gmbh (Pemeas), Engelhard and DTE Energy and strategic relationships with supply chain partners, including 3M, Dana, Toyo, Entegris, Parker and Arvin Meritor. Some of these relationships are described in greater detail below.

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

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying condensed consolidated statements of operations. GEFCS had an operating and net loss of approximately $3,000 for the three months ending September 30, 2004 and operating and net loss of approximately $6,000 for the nine months ended September 30, 2004. For the three months ended September 30, 2004, equity in losses of affiliates, related to GEFCS, was approximately $451,000 including amortization of the related intangible asset of $448,000. For the nine months ended September 30, 2004, equity in losses of affiliates, related to GEFCS, was approximately $1.4 million including amortization of the related intangible asset of $1.3 million.

Under a separate agreement with the General Electric Company, for our product development effort, we have agreed to source technical support services, including engineering, testing, manufacturing and quality control services. Under the initial agreement, the Company was committed to purchase a minimum of $12.0 million of such services over a five year period, which began September 30, 1999. In 2004 the Company and General Electric Company extended this period through September 2007. Through September 30, 2004, the Company had purchased approximately $9.6 million of such services. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

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

Tyco: We have an agreement with Tyco Electronics Power Systems, Inc., (Tyco) to market, promote and sell Plug Power’s GenCore®5T fuel cell systems for telecommunication backup applications through its direct sales force, under both the Tyco Electronics and Plug Power brands. The distribution agreement between the companies formalizes a working relationship that has been actively addressing technology, marketing, reliability and certification for more than a year, and is complemented by the June 2004 nationwide service and installation agreement between the Company and Tyco Electronics Installation Services Inc.

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

Engelhard: We have a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the joint development agreement we have contributed $10.0 million to fund Engelhard’s development efforts and in turn Engelhard has purchased $10.0 million of our common stock. As of September 30, 2004 all funding obligations related to development efforts have been met and the Company and Engelhard will each fund their own development efforts. Additionally, a supply agreement with Engelhard specifies the rights and obligations for Engelhard to supply products to us until 2013.

DTE Energy: We have an exclusive distribution agreement with DTE Energy Technologies, Inc. for the states of Michigan, Ohio, Illinois, and Indiana. Under the agreement we can sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore backup power product line, and our GenSite hydrogen generation product line. Starting in the fourth quarter of 2004 for GenCore and in the fourth quarter of 2005 for GenSite, we have agreed to pay a 5% commission to DTE Energy Technologies, Inc., based on sales price of units shipped to the above noted states. The Company has entered into discussions with DTE Energy to defer the start of the GenCore commission period into 2005. The distribution agreement expires on December 31, 2014.

Results of Operations

Comparison of the Three Months Ended September 30, 2004 and September 30, 2003.

Product and service revenue. Product and service revenue was $1.3 million for the three months ended September 30, 2004 compared to $2.0 million for the three months ended September 30, 2003. We defer recognition of product and service revenue at the time of delivery and recognize revenue as the continued service, maintenance and other support obligations expire (see Critical Accounting Policies and Estimates - Revenue Recognition). The costs associated with the product, service and other obligations are expensed as they are incurred.

Our initial sales of GenSys™ and GenCore™ 5T are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months.

During the three months ended September 30, 2004, we delivered a total of 39 fuel cell systems. The revenue associated with 24 of these systems is related to product and service arrangements and has been deferred while 15 fuel cell systems were delivered under a government contact and the associated revenue is included in research and development contract revenue. For the three months ended September 30, 2004, we deferred revenue in the amount of $1.4 million for the 24 systems delivered under product and service arrangements, compared to $1.6 million for the 41 fuel cell systems delivered during the same period in 2003. During the quarter ended September 30, 2004, we recognized product and service revenue of $1.3 million, of which $893,000 was deferred at December 31, 2003, compared to $2.0 million during the same quarter last year, $1.1 million of which was deferred at December 31, 2002.

At September 30, 2004, we had total deferred revenue in the amount of $6.5 million of which we expect to recognize approximately $3.2 million through the remainder of 2004.

Research and development contract revenue. Research and development contract revenue increased to $3.3 million for the three months ended September 30, 2004 from $1.5 million during the same period last year. The increase is due to the addition of development agreements with the U.S. Department of Defense and increased activity under U.S. Department of Energy, New York State Energy Research and Development Authority and Honda R&D Co., Ltd. of Japan, research and development contracts. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue decreased to $1.2 million for three months ended September 30, 2004 from $2.0 million for three months ended September 30, 2003. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services.

Cost of research and development contract revenue. Cost of research and development contract revenue increased to $4.3 million for three months ended September 30, 2004 from $1.6 million for three months ended September 30, 2003. The increase in these costs related to the additional development agreements described above under research and development contract revenue. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Noncash research and development expense. Noncash research and development expense for the three months ended September 30, 2004, increased to $664,000 from $501,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The increase is primarily the result of stock based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program.

Other research and development expense. Other research and development expense was $8.0 million for the three months ended September 30, 2004 compared to $9.7 million for the three months ended September 30, 2003. The decline of research and development expense is primarily the result of an increase in resources allocated to research and development programs reflected in cost of revenues for research and development above under U.S. Department of Energy, New York State Energy Research and Development Authority and Honda R&D Co., Ltd. of Japan, research and development contracts. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques, which result in lower research and development costs because we build fewer systems for internal test and evaluation.

For the quarter ended September 30, 2004, other research and development expense also includes amortization in the amount of $688,000 related to the portion of the H Power purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”. During the same period last year, other research and development expense included amortization of prepaid development costs in the amount of $337,000 under our joint development program with Engelhard and amortization in the amount of $688,000 related to the portion of the H Power purchase price which had been capitalized and recorded on our balance sheet under the caption “Intangible assets”.

Noncash general and administrative expense. Noncash general and administrative expenses for the three months ended September 30, 2004 increased to $304,000 from $185,000 for the three months ended September 30, 2003. Noncash general and administrative expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The increase is primarily the result of stock based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program.

Other general and administrative expense. Other general and administrative expense increased to $1.7 million for three months ended September 30, 2004 from $1.5 million for three months ended September 30, 2003. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities increased to $262,000 for the three months ended September 30, 2004, from $145,000 for the same period in 2003. The increase was due to an increase in our investment portfolio for funds received as a result of our public offering of equity in November 2003.

Interest expense. Interest expense was $28,000 for the three months ended September 30, 2004, compared to $15,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Equity in losses of affiliates. Equity in losses of affiliates decreased to $451,000 for the three months ended September 30, 2004 from $477,000 during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of loss of GE Fuel Cell Systems in the amount of $3,000 and the amortization of our original investments in the amount of $448,000.

Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized.

Comparison of the Nine Months Ended September 30, 2004 and September 30, 2003.

Product and service revenue. Product and service revenue was $4.2 million for the nine months ended September 30, 2004 compared to $6.2 million for the nine months ended September 30, 2003. We defer recognition of product and service revenue at the time of delivery and recognize revenue as the continued service, maintenance and other support obligations expire (see Critical Accounting Policies and Estimates - Revenue Recognition). The costs associated with the product, service and other obligations are expensed as they are incurred.

During the nine months ended September 30, 2004, we delivered 118 fuel cell systems. The revenue associated with 92 of these systems is related to product and service arrangements and has been deferred while 26 fuel cell systems were delivered under a government contract and the associated revenue is included in research and development contract revenue. The costs associated with the 92 fuel cell systems delivered to customers were included in cost of product and service revenue while the costs associated with the 26 fuel cell systems delivered under a government contract have been included in cost of research and development contract revenue.

For the nine months ended September 30, 2004, we deferred revenue in the amount of $4.8 million for the 92 systems delivered under product and service arrangements, compared to $4.4 million for the 82 fuel cell systems delivered during the same period in 2003. During the nine months ended September 30, 2004, we recognized product and service revenue of $4.2 million, of which $3.4 million was deferred at December 31, 2003, compared to $6.2 million during the same period last year, $5.8 million of which was deferred at December 31, 2002.

At September 30, 2004, we had total deferred revenue in the amount of $6.5 million of which we expect to recognize approximately $3.2 million through the remainder of 2004.

Research and development contract revenue. Research and development contract revenue increased to $7.4 million for the nine months ended September 30, 2004 from $3.4 million during the same period last year. The increase is due to the addition of development agreements with the U.S. Department of Defense and increased activity under U.S. Department of Energy, New York State Energy Research and Development Authority and Honda R&D Co., Ltd. of Japan, research and development contracts. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue decreased to $3.9 million for nine months ended September 30, 2004 from $4.6 million for nine months ended September 30, 2003. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services.

Cost of research and development contract revenue. Cost of research and development contract revenue increased to $9.9 million for the nine months ended September 30, 2004 from $4.1 million for the nine months ended September 30, 2003. The increase in these costs relates primarily to the additional development agreements described above under research and development contract revenue. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

In-process research and development expense. In-process research and development expense of $3.0 million for the nine months ended September 30, 2003 represents the write-off of in-process research and development expense related to the acquisition of intellectual property and certain other assets acquired as a result of our merger with H Power. The amount attributable to in-process research and development was determined using an income approach which reflects the present value of future avoided costs that would otherwise have been spent to acquire the exclusive rights to this technology. The net avoided cost is discounted using a 20% discount rate, which is believed to be consistent with the risk associated with this early stage technology. This amount was further adjusted to reflect the technology’s state of completion in order to reflect the fair value of the in-process research and development attributable to the efforts of the seller up to the date of the transaction.

Noncash research and development expense. Noncash research and development expense for the nine months ended September 30, 2004, increased to $1.6 million from $1.4 million during the same period last year. Noncash research and development expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The increase is primarily the result of stock based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program.

Other research and development expense. Other research and development expense was $24.6 million for the nine months ended September 30, 2004 compared to $29.3 million for the nine months ended September 30, 2003. The decline of research and development expense is primarily the result of an increase in resources allocated to research and development programs reflected in cost of revenues for research and development above under U.S. Department of Energy, New York State Energy Research and Development Authority and Honda R&D Co., Ltd. of Japan, research and development contracts. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques, which result in lower research and development costs because we build fewer systems for internal test and evaluation.

For the nine months ended September 30, 2004, other research and development expense also includes amortization of prepaid development costs in the amount of $708,000 under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs” and amortization in the amount of $2.1 million related to the portion of the H Power purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”. During the same period last year, other research and development expense included amortization of prepaid development costs in the amount of $1.1 million under our joint development program with Engelhard, amortization in the amount of $515,000 related to our purchase of certain fuel processing from Gastec and $1.4 million related to the portion of the H Power purchase price that has been capitalized. Gastec was fully expensed as of March 31, 2003.

Noncash general and administrative expense. Noncash general and administrative expenses for the nine months ended September 30, 2004 increased to $1.0 million from $356,000 for the nine months ended September 30, 2003. Noncash general and administrative expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The increase is primarily the result of stock based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program.

Other general and administrative expense. Other general and administrative expense was $5.2 million for the nine months ended September 30, 2004 compared to $4.7 million for the same period last year. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities increased to $1.1 million for the nine months ended September 30, 2004, from $538,000 for the same period in 2003. The increase was due to an increase in our investment portfolio for funds received as a result of our March 2003 acquisition of H Power and our public offering of equity in November 2003.

Interest expense. Interest expense was $54,000 for the nine months ended September 30, 2004, compared to $48,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Equity in losses of affiliates. Equity in losses of affiliates was $1.4 million for the nine months ended September 30, 2004 and 2003. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems of $6,000 and amortization of our original investments in the amount of $1.4 million.

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

We apply the guidance within Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104) to our initial sales contracts to determine when to properly recognize revenue. We defer recognition of product and service revenue at the time of delivery and recognize revenue as the continued service, maintenance and other support obligations expire. The costs associated with the product, service and other obligations are expensed as they are incurred.

Our initial sales of GenSys™ and GenCore™ 5T are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months.

As we gain commercial experience, including field experience relative to service and warranty based on the sales of our initial products, the fair values for the multiple elements within our future contracts may become determinable and we may, in future periods, recognize revenue upon delivery of the product or we may continue to defer recognition, based on application of appropriate guidance within EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, or changes in the manner we structure contractual agreements, including our agreements with distribution partners.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance which could materially impact our financial position and results of operations. At September 30, 2004, our net deferred tax assets have been offset in full by a valuation allowance. As a result the net provision for income taxes is zero for the three and nine months ended September 30, 2004.

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

Several key indicators of liquidity are summarized in the following table:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003	Year ended December 31, 2003
Cash, cash equivalents and marketable securities	$75,293,000	$57,561,000	$102,004,000
Working capital	73,171,000	54,920,000	99,286,000
Net cash used in operating activities	25,832,000	27,632,000	38,017,000
Purchase of property, plant and equipment	1,171,000	290,000	627,000

During the nine months ended September 30, 2004, the Company used $25.8 million of cash for operating activities consisting primarily of a net loss of $34.9 million offset by; non-cash expenses in the amount of $10.4 million, including: $3.1 million for amortization and depreciation, $3.3 million for stock based compensation, $2.1 million for amortization of intangible assets and $1.4 million for equity losses in affiliates. Changes in operating assets and liabilities consumed $1.3 million in cash for operating activities.

During the nine months ended September 30, 2004, the Company also used $26.2 million in net cash for investing activities consisting of $25.0 million for the purchase of marketable securities and $1.2 million for the purchase of property, plant and equipment. Net cash provided by financing activities was $644,000 consisting primarily of net proceeds from the issuance of common stock in connection with stock options exercised during the nine months ended September 30, 2004.

Since inception, net cash used in operating activities has been $254.3 million and cash used in investing activities has been $50.9 million, including our purchase of property, plant and equipment in the amount of $31.3 million, our investments in marketable securities in the amount of $38.3 million and offset, in part, by our net proceeds from acquisition of $29.5 million.

From inception through September 30, 2004, our stockholders in the aggregate have contributed $349.1 million in cash, including $93.0 million in net proceeds from our initial public offering and $106.6 million in net proceeds from our follow-on public offerings. Additionally, in the first quarter of 2003, we issued approximately 9.0 million shares of common stock in connection with a merger transaction with H Power Corp. which increased our consolidated cash, cash equivalents and marketable securities by approximately $29.5 million, after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.1 million.

From inception through September 30, 2004, we have incurred losses of $343.5 million and expect to continue to incur losses as we continue our product development and commercialization programs and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the cost and sales price of such systems, the related service requirements necessary to maintain those systems and potential design changes required as a result of field testing.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2004, we issued 98,026 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.2	Amended and Restated By-laws of Plug Power Inc. (1)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (2)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power. (3)

31.1	and 31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	and 32.2 Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

99.1	Form of Plug Power Inc. Non-Qualified Stock Option Agreement under the Plug Power Inc. 1999 Stock Option and Incentive Plan. (4)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 1999.
(2)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 2000.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File Number 333-86089).
(4)	Filed herewith.
(5)	Furnished herewith.

B) Reports on Form 8-K.

None

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 9, 2004	by:	/s/ Roger B. Saillant
Roger B. Saillant Chief Executive Officer

	by:	/s/ David A. Neumann
David A. Neumann Chief Financial Officer