Form 10-K
period 2004-12-31
PLUG POWER INC
filed 2005-03-15
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on June 30, 2004 was $391.7 million.

As of February 3, 2005, 72,808,072 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s Annual Meeting of stockholders to be held on May 19, 2005 are incorporated by reference into Part III of this report to the extent described therein.

PART I

Item 1. Business

Overview

Plug Power Inc. together with its subsidiaries (Company or Plug Power) is a development stage enterprise involved in the design, development and manufacture of on-site energy systems for energy consumers worldwide. The Company is organized in the State of Delaware and was originally formed as a joint venture between Edison Development Corporation and Mechanical Technology Incorporated in the State of Delaware on June 27, 1997 and succeeded by merger to all the assets, liabilities and equity of Plug Power L.L.C. on November 3, 1999.

The Company is focused on an architecture-based technology platform, which includes proprietary proton exchange membrane (PEM) fuel cell and fuel processing technologies, from which multiple products are being offered or are under development. The Company is currently offering for commercial sale its GenCore® product, a back-up power product for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. The Company is also developing additional products, including a continuous power product, with optional combined heat and power capability for remote small commercial and remote residential applications; and an on-site hydrogen generation product for use in a variety of industrial gas applications.

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

In addition to a fuel cell stack, a complete PEM fuel cell power system generally includes supporting subsystems, such as fuel, air supply, cooling and control systems, and may also require a power inverter or power conditioner to convert the direct current (DC) produced by the fuel cell stack into alternating current (AC). If the PEM fuel cell system does not use hydrogen directly as its fuel, then a fuel processor is also required in order to extract hydrogen from hydrocarbon fuels.

Product Development and Commercialization

We currently have one commercial product line, which we are continuing to enhance and broaden:

GenCore®—Back-up Power for Telecommunication, Broadband, Utility and UPS Applications—We currently offer the GenCore product line, which is focused on providing backup, direct-current (DC) backup power products in a power range of 2-12 kilowatts for applications in the telecom, broadband, utility and industrial UPS market applications. Our GenCore products are fueled by hydrogen and do not require a fuel processor. In the fourth quarter of 2003, we began initial shipments of the GenCore 5T product, and have shipped 112 units through December 31, 2004. See “Other Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

Additionally, we continue to advance the development of our other technology platforms:

GenSys™—Remote Continuous Power for Light Commercial and Residential Applications—We plan to continue to develop GenSys into a platform that is expected to support a number of products, including systems fueled by liquefied petroleum gas (LPG) for remote applications and, eventually, grid-connected light commercial and residential applications fueled by LPG or natural gas.

In connection with the development of our GenSys platform, we are developing combined heat and power (CHP) fuel cell systems for light commercial and residential applications that provide supplemental heat as electricity is produced. The GenSys development effort also includes a joint development program with Vaillant GmbH of Germany, under which we are developing a product that combines our fuel cell system with Vaillant’s gas heating technology to provide heat, electricity and hot water for the European light commercial and residential markets.

GenSite™—On-Site Hydrogen Generation—We have combined our proprietary fuel processor technology with available commercial components for gas compression, purification and storage to further develop GenSite, an on-site hydrogen gas generator. This product is expected to target certain applications now served by packaged hydrogen gas (cylinders or tube trailers) or electrolyzers. We presently have a prototype system in our research and product development facilities in Apeldoorn, Holland, and another system at our Latham, NY headquarters. In 2005, we expect to install and operate a number of GenSite systems, in application, at customer locations. During 2004, we shipped our first GenSite system and expect that it will be installed and operational by March 2005.

Home Energy Station—We are also currently developing technology in support of the automotive fuel cell market under an agreement with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd., under which we are exclusively and jointly developing and testing a fuel cell system that provides electricity and heat to a home or business, while also providing hydrogen fuel for a fuel cell vehicle (the “Home Energy Station”). In October 2003, we successfully demonstrated a prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California. In March 2004, we signed an agreement with Honda for the second phase of our expected multi-phase product development effort. As in the first phase, Honda is funding work under this new agreement. In September 2004, under the second phase of our work with Honda, we successfully demonstrated a second-generation prototype of the Home Energy Station at our Latham NY headquarters. This system is refueling a prototype Honda FCX fuel cell vehicle that is undergoing winter testing in the Albany, New York region, as well as two FCX vehicles that Honda has leased to New York State. At December 31, 2004, we were substantially complete with the second phase and we expect to continue our collaboration with Honda in 2005 with a third phase of Home Energy Station development.

GenDrive™—Battery Replacement for Material Handling—The GenCore platform is expected to provide the basis for our development of the GenDrive product, a hydrogen-fueled battery-replacement module for material handling equipment. We continue to explore the potential for partnerships with end users of this product to develop the GenDrive further.

Distribution, Marketing and Strategic Relationships

Since our inception, we have formed strategic relationships with suppliers of key components, developed distributor and customer relationships and have entered into development and demonstration programs with electric utilities, government agencies and other energy providers. Relationships have been established for sales and marketing related activity, as well as technology development. These relationships include distribution, marketing and technology arrangements with companies such as General Electric Company (GE), Honda, Vaillant, Tyco, Pemeas Gmbh (Pemeas), Engelhard Corporation and DTE Energy, and relationships with supply chain partners, including 3M, Dana, Toyo, Entegris, Parker and Arvin Meritor. Some of these relationships are described in greater detail below.

GE Entities: In February 1999, we entered into an agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service our stationary PEM fuel cell systems on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc. has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of GE that operates within the GE Energy (formerly known as GE Power Systems) business. Under the terms of our distribution agreement with GEFCS, we serve as GEFCS’ exclusive supplier of PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement. We have a 40 percent ownership interest in GEFCS.

In August 2001, we amended our agreements with GE MicroGen, Inc. and GEFCS to expand GEFCS’ exclusive worldwide distribution rights to include all of our stationary PEM fuel cell systems. Under the amended agreements, we can sell systems directly to governmental and quasi-governmental entities and, under certain circumstances, to other customers.

In October 2003, we further amended our distribution agreement to provide for the ability to sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore backup power product line and our GenSite hydrogen generation product line. In exchange we have agreed to pay a commission, based on sales price, to GEFCS at a rate and schedule prescribed in our amended agreement. The distribution agreement expires on December 31, 2014.

As a result of the October 2003 amendment to our distribution agreement with GEFCS, we have formed our own marketing and sales force to channel the GenCore and GenSite products to the market. In addition to direct sales to customers, we actively seek distribution partners within target markets for these particular products.

General Electric: In addition to the distribution agreement described above, we have entered into a separate agreement with GE relating to product development and we have agreed to source technical support services from GE, including engineering, testing, manufacturing and quality control services. Under the initial agreement, the Company is committed to purchase a minimum of $12.0 million of such services through September 2004. During 2004, the Company and GE extended this period through September 2006. Through December 31, 2004, we had purchased approximately $9.9 million of such services. Additionally, GE agreed to act as our agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

Honda: As described above, we have an agreement with Honda to exclusively and jointly develop and test the Home Energy Station, a fuel cell system that provides electricity and heat to a home or business, while also providing hydrogen fuel for a fuel cell vehicle.

Tyco: In September 2004, we completed an agreement with Tyco Electronics Power Systems, Inc., (Tyco) to market, promote and sell our GenCore®5T fuel cell systems for telecommunication backup applications through its direct sales force, under both the Tyco Electronics and Plug Power brands. This agreement is complemented by the June 2004 nationwide service and installation agreement for GenCore between the Company and Tyco Electronics Installation Services Inc.

Vaillant: We have a development agreement with Vaillant GmbH (Vaillant), to develop a fuel cell heating appliance that combines our fuel cell system with Vaillant’s gas heating technology to provide heat, electricity and hot water for the European light commercial and residential markets. Under the agreement, we will sell fuel cell subsystems directly and exclusively to Vaillant and Vaillant will distribute Fuel Cell Heating Appliances throughout Europe on a non-exclusive basis. In exchange for the right to sell fuel cell subsystems directly and exclusively to Vaillant, we have agreed to pay GE MicroGen, Inc. a commission, based on a prescribed percentage of sales of fuel cell subsystems as defined in the agreement.

Pemeas: We have a joint development agreement with Pemeas (effective April 1, 2004, the fuel cell activity of Celanese AG and former Hoechst AG were combined to form a new company, Pemeas GmbH), to develop, on an exclusive basis, a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of 750 watts up to 25 kilowatts. Additionally, we have the option to work with Pemeas on a non-exclusive basis to develop a high-temperature membrane electrode unit for stationary fuel cell systems with net electrical output of less than 750 watts and greater than 25 kilowatts. Under the agreement, the Company and Pemeas will each fund their own development efforts.

Engelhard: We have a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the joint development agreement we have contributed $10.0 million to fund Engelhard’s development efforts and in turn Engelhard has purchased $10.0 million of our common stock. As of September 30, 2004 all funding obligations related to development efforts had been met and the Company and Engelhard have been funding their own development efforts. Additionally, a supply agreement with Engelhard specifies the rights and obligations for Engelhard to supply products to us until 2013.

DTE Energy: We have a distribution agreement with DTE Energy Technologies, Inc. under which DTE can exclusively market, sell, install and service our stationary PEM fuel cell systems in the states of Michigan, Ohio, Illinois, and Indiana. Under an amendment to the agreement in February 2004, we can sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore backup power product line, and our GenSite hydrogen generation product line. In exchange we have agreed to pay a commission, based on sales price, to GEFCS at a rate and schedule prescribed in our amended agreement. The distribution agreement expires on December 31, 2014.

Proprietary Rights

We believe that neither we nor our competitors can achieve a significant proprietary position on the basic technologies currently used in PEM fuel cell systems. However, we believe the design and integration of our system and system components, as well as some of the low-cost manufacturing processes that we have developed, is intellectual property that can be protected.

During 2004, we increased our technology portfolio by adding 22 new U.S. patents. At December 31, 2004, we had 124 U.S. patents, 9 foreign patents, and 156 patents pending worldwide. Additionally, patents were filed with Honda relating to development work for the Home Energy Station. These patents cover, among other things: fuel cell components that reduce manufacturing part count; fuel cell system designs that lend themselves to mass manufacturing; improvements to fuel cell system efficiency reliability and longer system life; and control strategies, such as added safety protections and operation under extreme conditions. In general, our employees agree that all inventions (whether patented or not) made or conceived while an employee of Plug Power, which are related to or result from work or research that Plug Power performs, will remain the sole and exclusive property of Plug Power.

Competition

There are a number of companies located in the United States, Canada and abroad that are developing PEM fuel cell technology. Additionally, a number of major automotive companies have in-house PEM fuel cell development efforts.

We also compete with companies that are developing other types of fuel cells. There are four types of fuel cells other than PEM fuel cells that are generally considered to have possible commercial applications: phosphoric acid fuel cells, molten carbonate fuel cells, solid oxide fuel cells and alkaline fuel cells. Each of these fuel cells differs in the component materials, as well as in its overall operating temperature. While all fuel cell types may have potential environmental and efficiency advantages over traditional power sources, we believe that PEM fuel cells can be manufactured less expensively and are more efficient and more practical in small-scale stationary applications. Further, most automotive companies have selected PEM technology for fuel-cell-powered automobiles, which we expect will help establish a stronger industry around PEM technology and may result in a lower cost as compared to the other fuel cell technologies. (See “Factors Affecting Future Results” for a discussion of the risks associated with achieving these objectives).

Our systems also compete with other distributed generation technologies, including microturbines and reciprocating engines, which are available at prices competitive with existing forms of power generation. We believe that our fuel cell systems will have a competitive advantage over these distributed generation technologies in that they can be more easily scaled to a range of applications and are expected to be more efficient in following the load profile of customers. Our systems will also compete with solar- and wind-powered systems and with certain types of battery technologies.

Government Regulation

We do not believe that we will be subject to existing federal and state regulatory commissions governing traditional electric utilities and other regulated entities. Our product and its installation is, however, subject to oversight and regulation at the state and local level in accordance with state and local statutes and ordinances relating to, among others, building codes, public safety, electrical and gas pipeline connections, hydrogen siting and related matters. The level of regulation may depend, in part, upon whether a system is placed outside or inside a home or business. For example, the 2002 National Electric Code (NEC) is a model code adopted by the National Fire Protection Association that governs the electrical wiring of most homes, businesses and other buildings. The NEC has been adopted by local jurisdictions throughout the United States and is enforced by local officials, such as building and electrical inspectors. Article 692 of the NEC governs the installation of fuel cell systems. Accordingly, all our systems installed in a jurisdiction that has adopted the 2002 NEC must be installed in accordance with Article 692. In addition, product safety standards have been established covering the overall fuel cell system (CSA FC-1 formerly ANSI Z21.83) and the power conversion electronics (UL 1741). Our product has been certified by CSA International to be in compliance with the safety requirements of CSA FC-1, and our power conditioning system, an inverter, has been listed to UL1741 by Underwriter’s Laboratories. Other than these requirements, at this time, we do not know what additional requirements, if any, each jurisdiction will impose on our product or its installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our product. Once our product reaches the commercialization stage and we begin distributing our systems to our early target markets, the federal, state or local government entities or competitors may seek to impose regulations.

Employees

As of December 31, 2004, we had a total staff of 330, including 325 full-time employees, of which 215 were engineers, scientists, and other degreed professionals. We continuously monitor our workforce in an effort to identify specific areas of need, job redundancies, or inefficiencies based on our stage of development.

Available information

We maintain a website with an Internet address of www.plugpower.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, we make available free of charge, through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

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

As of December 31, 2004, we had an accumulated deficit of $355.3 million. We have not achieved profitability in any quarter since our formation and expect to continue to incur net losses until we can produce sufficient revenue to cover our costs, which is not expected to occur for at least the next several years. We anticipate that we will continue to incur losses until we can produce and sell our products on a large-scale and cost-effective basis. However, we cannot predict when we will operate profitably, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

Certain of our products depend largely on the availability of natural gas and liquid propane. If these fuels are not readily available, or if their prices are such that energy produced by our products costs more than energy provided by other sources, our products could be less attractive to potential users.

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

Proton exchange membrane fuel cell technology was first developed in the 1950s, and fuel-processing technology has been practiced on a large scale in the petrochemical industry for decades. Accordingly, we do not believe that we can establish a significant proprietary position in the fundamental component technologies in these areas. However, our ability to compete effectively will depend, in part, on our ability to protect our proprietary system-level technologies, systems designs and manufacturing processes. We rely on patents, trademarks, and other policies and procedures related to confidentiality to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application. Moreover, we do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. In addition, we do not know whether the U.S. Patent & Trademark Office will grant federal registrations based on our pending trademark applications. Even if federal registrations are granted to us, our trademark rights may be challenged. It is also possible that our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. We could incur substantial costs in prosecuting or defending trademark infringement suits.

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

We intend to market, distribute and service our products internationally. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign sub-distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates.

Our government contracts could restrict our ability to effectively commercialize our technology.

Some of our technology has been developed under government funding by the United States and by other countries. The United States government has a non-exclusive, royalty-free, irrevocable worldwide license to practice or have practiced any of our technology developed under contracts funded by the government. In some cases, government agencies in the United States can require us to obtain or produce components for our systems from sources located in the United States rather than foreign countries. Our contracts with government agencies are also subject to the risk of termination at the convenience of the contracting agency, potential disclosure of our confidential information to third parties and the exercise of “march-in” rights by the government. March-in rights refer to the right of the United States government or government agency to license to others any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. The implementation of restrictions on our sourcing of components or the exercise of march-in rights could harm our business, prospects, results of operations and financial condition. In addition, under the Freedom of Information Act, any documents that we have submitted to the government or to a contractor under a government funding arrangement are subject to public disclosure that could compromise our intellectual property rights unless such documents are exempted as trade secrets or as confidential information and treated accordingly by such government agencies.

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

On December 29, 2004, the plaintiffs and the defendants entered into a Stipulation and Agreement of Settlement, which is subject to final approval by the Court. The settlement does not call for payment by the defendants and would be covered by directors and officers insurance. The Stipulation and Agreement of Settlement was submitted to the Court on January 5, 2005. On January 19, 2005, the Court entered an order certifying the class for the purposes of settlement pursuant to Federal Rule of Civil Procedure 23, setting forth procedures for notice to the plaintiff class, and scheduling a settlement fairness hearing for April 29, 2005. Pursuant to the Court’s January 19, 2005 order, members of the plaintiff class who wish to be excluded from the class must mail a request to be excluded no later than April 11, 2005.

As noted, the settlement is still subject to final approval by the Court, and certain plaintiffs may submit requests for exclusion from the settlement. We continue to believe that the allegations in the consolidated amended complaint are without merit and intend, if the settlement is not approved by the Court, to vigorously defend against the claims. If the plaintiffs were to prevail, such an outcome could have a material adverse effect on our business, financial condition, results of operations and prospects. However, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. Since our initial public offering in October 1999, the market price of our common stock has fluctuated from a high of $156.50 per share in the first quarter of 2000 to a low of $3.39 per share in the fourth quarter of 2002. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders including one or more of our strategic partners and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market, and in particular the market for technology-related stocks, has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we may be subject to additional securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

Item 3. Legal Proceedings

Shareholder Class Action Lawsuit: As previously disclosed, in September 2000 a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that we and various of our officers and directors violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects.

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

On December 29, 2004, the plaintiffs and the defendants entered into a Stipulation and Agreement of Settlement, which is subject to final approval by the Court. The settlement does not call for payment by the defendants and would be covered by directors and officers insurance. The Stipulation and Agreement of Settlement was submitted to the Court on January 5, 2005. On January 19, 2005, the Court entered an order certifying the class for the purposes of settlement pursuant to Federal Rule of Civil Procedure 23, setting forth procedures for notice to the plaintiff class, and scheduling a settlement fairness hearing for April 29, 2005. Pursuant to the Court’s January 19, 2005 order, members of the plaintiff class who wish to be excluded from the class must mail a request to be excluded no later than April 11, 2005.

As noted, the settlement is still subject to final approval by the Court, and certain plaintiffs may submit requests for exclusion from the settlement. We continue to believe that the allegations in the consolidated amended complaint are without merit and intend, if the settlement is not approved by the Court, to vigorously defend against the claims. If the plaintiffs were to prevail, such an outcome could have a material adverse effect on our business, financial condition, results of operations and prospects. However, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information. Our common stock is traded on the Nasdaq National Market under the symbol “PLUG.” As of March 1, 2005, there were approximately 2,600 record holders of our common stock. However, management believes that a significant number of shares are held by brokers under a “nominee name” and that the number of beneficial shareholders of our common stock exceeds 80,000. The following table sets forth high and low last reported sale prices for our common stock as reported by the Nasdaq National Market for the periods indicated:

	Sales prices
	High	Low
2003
1st Quarter	$6.34	$4.04
2nd Quarter	$6.18	$4.50
3rd Quarter	$6.58	$3.85
4th Quarter	$7.50	$4.88
2004
1st Quarter	$10.65	$6.75
2nd Quarter	$10.24	$6.85
3rd Quarter	$7.55	$4.62
4th Quarter	$7.27	$5.45

Dividend Policy. We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.

Item 6. Selected Financial Data

The following tables set forth selected financial data and other operating information of the Company. The selected statement of operations and balance sheet data for 2004, 2003, 2002, 2001 and 2000 as set forth below are derived from the audited financial statements of the Company. The information is only a summary and you should read it in conjunction with the Company’s audited financial statements and related notes and other financial information included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement Of Operations:
Product and service revenue	$5,306	$7,517	$9,427	$2,574	$—
Research and development contract revenue	10,835	4,985	2,391	3,168	8,378

Total revenue	16,141	12,502	11,818	5,742	8,378
Cost of product and service revenues	5,368	7,150	7,602	5,080	—
Cost of research and development contract revenues	13,474	7,010	3,739	6,211	13,055
In-process research and development	—	3,000	—	—	4,984
Research and development expense	35,203	40,070	40,289	60,600	65,905
General and administrative expense	8,423	7,183	6,956	7,492	16,167
Other expense (income), net	412	1,128	450	(529)	(5,491)

Net loss	$(46,739)	$(53,039)	$(47,218)	$(73,112)	$(86,242)

Loss per share, basic and diluted	$(0.64)	$(0.88)	$(0.93)	$(1.56)	$(1.99)

Weighted average number of common shares outstanding	73,126	60,146	50,645	46,840	43,308

Balance Sheet Data: (at end of the period)
Unrestricted cash, cash equivalents and marketable securities	$66,849	$102,004	$55,848	$92,682	$86,733
Total assets	117,997	160,589	108,683	151,374	150,829
Current portion of long-term obligations	427	545	530	530	577
Long-term obligations	4,996	5,306	5,727	6,172	6,707
Stockholders’ equity	102,113	144,286	92,697	135,003	134,131
Working capital	64,073	99,286	56,876	90,366	83,352

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

Overview

We are focused on our proprietary proton exchange membrane (PEM) fuel cell and fuel processing technology platforms, from which multiple products are being offered or are under development. We are currently offering for commercial sale our GenCore® product, a back-up power product for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. We are also developing additional products, including a continuous power product, with optional combined heat and power capability for remote small commercial and remote residential applications; and an on-site hydrogen generation product for use in a variety of industrial gas applications.

We are in the stages of performing field testing and marketing our initial commercial products to a limited number of customers, including telecom, utilities, government entities and our distribution partners. Our initial product is a limited edition fuel cell system (System or Unit) that is intended to offer complementary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements to our fuel cell systems are expected to expand the market opportunity for fuel cells by lowering the installation cost, and decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation and uninterruptible power supply (UPS) applications.

Our initial commercial sales are for the delivery of limited edition fuel cell systems and are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support, which are limited to a defined operating period, as well as certain cancellation privileges that expire ratably over the stated contractual term. Contract terms on our initial commercial sales require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance. Under these initial commercial sales, we defer recognition of product and service revenue, as a result of the cancellation privileges, and recognize revenue on a straight line basis as the cancellation privileges expire ratably over the stated contractual term, which are for periods of twelve to twenty-seven months (See Critical Accounting Policies and Estimates, Revenue Recognition).

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions.

Several key indicators of our liquidity are summarized in the following table:

	Years ended December 31,
	2004	2003	2002
Unrestricted cash, cash equivalents and marketable securities	$66,849,000	$102,004,000	$55,848,000
Working capital	64,073,000	99,285,000	56,876,000
Net loss	46,739,000	53,039,000	47,218,000
Net cash used in operating activities	33,896,000	38,017,000	36,894,000
Purchase of property, plant and equipment	1,617,000	627,000	1,268,000

We have financed our operations through December 31, 2004 primarily from the sale of equity, which has provided cash in the amount of $349.3 million. During the year ended December 31, 2004, we used $33.9 million in cash in operating activities, used $36.7 million in cash for investing activities and received $840,000 from financing activities. Cash used by operating activities consisted primarily of a net loss of $46.7 million offset, in part, by non-cash items of $4.2 million in amortization and depreciation, $4.1 million in stock based compensation, $2.8 million amortization of intangible assets and $1.8 million in equity losses in affiliates. Cash used in investing activities of $36.7 million consisted of $35.0 million from marketable securities and $1.6 million for the purchase of property plant and equipment. Cash provided by financing activities of $840,000 consisted primarily of $911,000 of proceeds from issuance of common stock issued for stock options exercises and under the employee stock purchase plan.

Results of Operations

Comparison of the Years Ended December 31, 2004 and December 31, 2003.

Product and service revenue. Product and service revenue decreased to $5.3 million for the year ended December 31, 2004, from $7.5 million for the year ended December 31, 2003. We defer recognition of product and service revenue at the time of delivery and recognize revenue as the continued service, maintenance and other support obligations expire. The costs associated with the product, service and other obligations are expensed as they are incurred.

Our initial sales of GenSys™ and GenCore™ 5T are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract payment upon delivery and installation of the fuel cell system is not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months. Substantially all product and service revenue recognized in 2003 relates to the GenSys product line. In the fourth quarter of 2003, we started making the initial shipments of our GenCore product which is focused on providing backup, direct-current (DC) power products for telecom, broadband and industrial uninterruptible power supply (UPS) applications.

During the year ended December 31, 2004, we delivered 150 fuel cell systems and recognized product and service revenue against these current year deliveries in the amount of $1.4 million combined with the recognition of $3.9 million of revenue originally deferred at December 31, 2003. This compares to 145 fuel cell systems delivered for the year ended December 31, 2003, during which we recognized $2.1 million of product and service revenue against 2002 deliveries combined with the recognition of $5.4 million of revenue originally deferred at December 31, 2002.

During 2004 and 2003, we invoiced $5.7 million and $6.8 million, respectively, for the delivery of fuel cell systems and recognized revenue of $5.3 million and $4.7 million in 2004 and 2003, respectively. The difference between the amounts invoiced and the recognized revenue in 2004 and 2003 represents a component of deferred revenue at December 31, 2004 and 2003. During 2005, we expect to recognize substantially all of the deferred revenue as of December 31, 2004.

Research and development contract revenue. Research and development contract revenue increased to $10.8 million for the year ended December 31, 2004 from $5.0 million for the year ended December 31, 2003. The increase is due to the addition of development agreements with the U.S. Department of Defense (DOD) and increased activity under U.S. Department of Energy (DOE), National Institute of Standards and Technology (NIST), New York State Energy Research and Development Authority (NYSERDA) and Honda R&D Co., Ltd. of Japan research and development contracts. We expect to continue certain research and development contract work that is directly related to our current product development efforts. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost-sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period.

Cost of product and service revenue. Cost of product and service revenue decreased to $5.4 million for the year ended December 31, 2004 from $7.2 million for the year ended December 31, 2003. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services. This decrease is primarily related to the decrease in the cost of production materials for the units shipped, offset, in part by an increase in the service costs as a result of the increase in operational field units.

Cost of research and development contract revenue. Cost of research and development contract revenue increased to $13.5 million for the year ended December 31, 2004 from $7.0 million for the year ended December 31, 2003. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services, and materials and supplies and other directly allocable general overhead costs allocated to specific research and development contracts. The increase in these costs relates primarily to the additional activity under the development agreements described above under research and development contract revenue.

Noncash research and development expense. Noncash research and development expense increased to $2.6 million for the year ended December 31, 2004 from $1.8 million for the year ended December 31, 2003. Noncash research and development expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The increase is primarily the result of stock based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program.

Other research and development expense. Other research and development expense decreased to $32.6 million for the year ended December 31, 2004 from $38.3 million for the year ended December 31, 2003. The decline in research and development expense is primarily the result of an increase in resources allocated to research and development programs reflected in cost of revenues for research and development under DOE, NYSERDA and Honda R&D Co., Ltd. of Japan research and development contracts (as discussed above). Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques, which result in lower research and development costs because we build fewer systems for internal test and evaluation.

Other research and development expense also includes amortization in the amount of $3.5 million and $4.4 million for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2004, amortization expense includes amortization of prepaid development costs in the amount of $708,000 under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs”, and amortization in the amount of $2.8 million related to the portion of the H Power purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”. For the year ended December 31, 2003, other research and development expense included amortization of prepaid development costs in the amount of $1.8 million under our joint development program with Engelhard, amortization in the amount of $515,000 related to our purchase of certain fuel processing from Gastec and $2.1 million related to the portion of the H Power purchase price that has been capitalized.

Amortization of capitalized technology acquired as a result of our merger with H Power, is recorded on our balance sheet under the caption “Intangible assets”. At December 31, 2004, the carrying value of intangible assets acquired from H Power was $688,000, and the joint development program with Engelhard was fully amortized.

Noncash general and administrative expense. Noncash general and administrative expense increased to $1.4 million for the year ended December 31, 2004 from $896,000 for the year ended December 31, 2003. Noncash general and administrative expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The increase is primarily the result of stock based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program.

Other general and administrative expense. Other general and administrative expenses increased to $7.0 million for the year ended December 31, 2004 from $6.3 million for the year ended December 31, 2003. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services. The increase in other general and administrative expenses is the result of our increase in our sales and marketing expenses for the year ending December 31, 2004, in support of commercialization of our products. Based on our current level of operations, no significant increase in other general and administrative expenses is anticipated in 2005.

Interest income. Interest income, consisting of interest earned on our cash, cash equivalents and marketable securities, increased to $1.5 million for the year ended December 31, 2004, from $833,000 for the year ended December 31, 2003. The increase was primarily due to an increase in our investment portfolio for funds received as a result of our March 2003 acquisition of H Power and our common stock offering in November 2003.

Interest expense. Interest expense consists of interest on a long-term obligation related to our facilities and interest paid on capital lease obligations. Interest expense was $61,000 for the year ended December 31, 2004, compared to $62,000 for the year ended December 31, 2003. The debt accrues interest at a variable rate of interest that was approximately 2.37% and 1.30% at December 31, 2004 and 2003, respectively.

Equity in losses of affiliates. Equity in losses of affiliates decreased to $1.8 million for the year ended December 31, 2004 from $1.9 million during the year ended December 31, 2003. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GEFCS in the amount of $12,000 and amortization of intangible assets in the amount of $1.8 million.

Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Comparison of the Years Ended December 31, 2003 and December 31, 2002.

Product and service revenue. Product and service revenue decreased to $7.5 million for the year ended December 31, 2003, from $9.4 million for the year ended December 31, 2002. Our initial commercial sales for the delivery of limited edition fuel cell systems are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support, which are limited to a defined operating period that does not extend beyond the stated contractual term, as well as certain cancellation privileges that expire ratably over the stated contractual term. Under these initial commercial sales, we defer recognition of product and service revenue, as a result of the cancellation privileges, and recognize revenue on a straight-line basis as the cancellation privileges expire ratably over the stated contractual term, which are for periods of six to twelve months. Substantially all product and service revenue recognized to date relates to the GenSys product line. In the fourth quarter of 2003, we started making the initial shipments of our GenCore product, which is focused on providing backup, DC power products for telecom, broadband and industrial UPS applications.

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

During 2003 and 2002, we invoiced $6.8 million and $9.4 million, respectively, for the delivery of fuel cell systems and recognized revenue of $4.7 million and $5.5 million in 2003 and 2002, respectively. The difference between the amounts invoiced and the recognized revenue in 2003 and 2002 represents a component of deferred revenue at December 31, 2003 and 2002. During 2004, we recognized substantially all of the deferred revenue as of December 31, 2003.

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

Other research and development expense also includes amortization in the amount of $4.4 million and $1.6 million for the years ended December 31, 2003 and 2002, respectively, for prepaid development costs under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs” and amortization of capitalized technology from our purchase of certain Gastec fuel processing technology and certain other capitalized technology acquired as a result of our merger with H Power, both of which are recorded on our balance sheet under the caption “Intangible assets”. At December 31, 2003 the carrying value of intangible assets acquired from H Power was $3.4 million, and the carrying value of prepaid development costs was $700,000. The intangible assets acquired from Gastec have been fully amortized as of December 31, 2003.

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

Equity in losses of affiliates. Equity in losses of affiliates decreased to $1.9 million for the year ended December 31, 2003 from $2.0 million during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GEFCS in the amount of $108,000 and amortization of intangible assets in the amount of $1.8 million.

Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

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

Revenue recognition: We are a development stage enterprise in the stages of performing field testing and marketing our initial commercial products to a limited number of customers, including telecom, utilities, government entities and our distribution partners. This initial product is a limited edition fuel cell system (System or Unit) that is intended to offer complementary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements to our Systems are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation and UPS applications.

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

When we determine that the carrying value of intangible, long-lived assets and goodwill, if any, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based upon the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as appropriate. Based on the review during the year ended December 31, 2004, we do not believe an impairment charge is required.

Accounting for income taxes: As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry forward that has resulted from our cumulative net operating loss since inception. These differences result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $178.8 million as of December 31, 2004, due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2004, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero for the year ended December 31, 2004.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs, an amendment of ARB No. 43”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the statements to determine the effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2004, net loss would have been increased by approximately $7.6 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. We are currently evaluating these transition methods.

Liquidity and Capital Resources

Summary

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our on-site energy products, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our on-site energy products for worldwide use, hiring and training our production staff, developing and expanding our manufacturing capacity, and continuing expansion of our production and our research and development activities. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash and cash equivalents and to a lesser extent, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. We anticipate incurring additional losses over at least the next several years and believe that our current cash, cash equivalents and marketable securities balances will provide sufficient capital to fund operations for at least the next twelve months.

Several key indicators of liquidity are summarized in the following table:

	Years ended December 31,
	2004	2003	2002
Unrestricted cash, cash equivalents and marketable securities	$66,849,000	$102,004,000	$55,848,000
Working capital	64,073,000	99,285,000	56,876,000
Net loss	46,739,000	53,039,000	47,218,000
Net cash used in operating activities	33,896,000	38,017,000	36,894,000
Purchase of property, plant and equipment	1,617,000	627,000	1,268,000

We have financed our operations through December 31, 2004 primarily from the sale of equity, which has provided cash in the amount of $349.3 million. As of December 31, 2004, we had unrestricted cash, cash equivalents and marketable securities totaling $66.9 million and working capital of $64.1 million. As a result of our purchase of real estate from Mechanical Technology Incorporated, we have escrowed an additional $4.3 million in cash to collateralize the $4.3 million of mortgage debt assumed on the purchase. Since inception, net cash used in operating activities has been $262.4 million and cash used in investing activities has been $61.4 million.

During the year ended December 31, 2004, the Company used $33.9 million in cash for operating activities, used $36.7 million in cash for investing activities and received $840,000 from financing activities. Net cash used in operating activities consisted primarily of a net loss of $46.7 million offset, in part, by non-cash items of $4.2 million in amortization and depreciation, $4.1 million in stock based compensation, $2.8 million amortization of intangible assets and $1.8 million in equity losses in affiliates. Cash used in investing activities consisted of $35.0 million from marketable securities and $1.6 million for the purchase of property, plant and equipment. Cash provided by financing activities of $840,000 consisted primarily of $911,000 received from proceeds on issuance of common stock issued for stock options exercises and under the employee stock purchase plan.

Other significant transactions impacting our liquidity and capital resources are as follows:

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

Public Offerings

In November 1999, we completed an initial public offering of 6,782,900 shares of common stock, which includes additional shares purchased pursuant to exercise of the underwriters’ over allotment option. We received proceeds of $93.0 million, which was net of $8.7 million of expenses and underwriting discounts relating to the issuance and distribution of the securities.

In July 2001, we completed a follow-on public offering of 4,575,000 shares of common stock, which includes additional shares purchased pursuant to exercise of the underwriters’ over allotment option. We received proceeds of $51.6 million, which was net of $3.3 million of expenses and underwriting discounts relating to the issuance and distribution of the securities.

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

Under a separate agreement with the General Electric Company, for our product development effort, we have agreed to source technical support services, including engineering, testing, manufacturing and quality control services. Under the initial agreement, the Company was committed to purchase a minimum of $12.0 million of such services over a five-year period, which began September 30, 1999. During 2004, the Company and General Electric Company extended this period through September 2006. Through December 31, 2004, the Company had purchased approximately $9.9 million of such services. General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

Grant Agreements

In 2000 we were awarded and received $1.0 million under a grant from the State of New York. The grant is for the express purpose of promoting employment. Terms of the grant require us to meet certain employment criteria, as defined, over a five year period. For the year ended December 31, 2004, we were in compliance with the terms and conditions of the grant. The term of the grant ended on December 31, 2004.

In 2003 we finalized contracts with the U.S. Department of Energy (DOE), National Institute of Standards and Technology (NIST) and the New York State Energy Research and Development Authority (NYSERDA), under which we expect to receive approximately $15.0 million in net funding during the 30-month, cost-share programs ending in 2006.

In 2004 we were awarded a $1.8 million contract by the U.S. Department of Defense under the Common Core Power Production Program. This one-year program will help develop application and integration platforms for a variety of stationary and light mobility applications for the U.S. military. The program is being funded by the U.S. Air Force, Advanced Power Transformation Office, and managed by the U.S. Army Corps of Engineers, Engineer Research and Development Center.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2004.

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$4,363,000	$365,000	$795,000	$895,000	$2,308,000
Capital lease obligations	62,000	62,000	—	—	—
Operating leases	3,009,000	866,000	1,017,000	768,000	358,000

Total	$7,434,000	$1,293,000	$1,812,000	$1,663,000	$2,666,000

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein at page F-3.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Directors

Incorporated herein by reference is the information appearing under the captions “Information about our Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the Security and Exchange Commission.

(b) Executive Officers

Incorporated herein by reference is the information appearing under the captions “Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the Security and Exchange Commission.

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

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the Security and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

The following table gives information about the shares of Common Stock that may be issued upon the exercise of options under the Plug Power, L.L.C. Second Amendment and Restatement of the Membership Option Plan (1997 Plan), the Company’s 1999 Stock Option and Incentive Plan, as amended (1999 Stock Option Plan) and the Company’s 1999 Employee Stock Purchase Plan, as of December 31, 2004.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(c)
Equity compensation plans approved by security holders	4,712,064	(1)	$11.48	4,276,355	(2)
Equity compensation plans not approved by security holders (3)	—		—	—

Total	4,712,064	(1)	$11.48	4,276,355	(2)

(1)	Represents 4,712,064 outstanding options under the 1997 Plan and 1999 Stock Option Plan. There are no options, warrants or rights outstanding under the 1999 Employee Stock Purchase Plan.
(2)	Includes 3,622,681 shares available for future issuance under the 1999 Stock Option Plan and 653,674 shares available for future issuance under the 1999 Employee Stock Purchase Plan. The 1999 Stock Option Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the 1999 Stock Option Plan will increase on the first day of January and July each year. On each January 1 and July 1, the aggregate number of shares reserved for issuance under the 1999 Stock Option Plan increases by 16.45% of any net increase in the total number of outstanding shares since the preceding July 1 or January 1, as the case may be. In accordance with this procedure, on January 1, 2005, the maximum number of shares remaining available for future issuance under the 1999 Stock Option Plan increased by 34,316 to 3,656,977.
(3)	There are no equity compensation plans in place not approved by shareholders.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the caption “Independent Auditors Fees” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

None.

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

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROGER B. SAILLANT Roger B. Saillant	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ DAVID A. NEUMANN David Neumann	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 15, 2005

/s/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr.	Director	March 15, 2005

/s/ LARRY G. GARBERDING Larry G. Garberding	Director	March 15, 2005

/s/ J. DOUGLAS GRANT J. Douglas Grant	Director	March 15, 2005

/s/ MAUREEN O. HELMER Maureen O. Helmer	Director	March 15, 2005

/s/ DOUGLAS T. HICKEY Douglas T. Hickey	Director	March 15, 2005

/s/ GEORGE C. MCNAMEE George C. McNamee	Director	March 15, 2005

/s/ RICHARD R. STEWART Richard R. Stewart	Director	March 15, 2005

/s/ JOHN M. SHALIKASHVILI John M. Shalikashvili	Director	March 15, 2005

/s/ GARY K. WILLIS Gary K. Willis	Director	March 15, 2005

List of Exhibits

Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.5, 10.7, 10.8, 10.14, 10.15, 10.28, 10.29 and 10.31 represent the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Exhibit No. and Description
3.1	Amended and Restated Certificate of Incorporation of Plug Power.(2)

3.2	Amended and Restated By-laws of Plug Power.(2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power(3)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power.(1)

10.1	Trademark and Trade Name Agreement, dated as of February 2, 1999, between General Electric Company and GE Fuel Cell Systems, LLC.(1)

10.2	Trademark Agreement, dated as of February 2, 1999, between Plug Power, LLC, and GE Fuel Cell Systems, LLC.(1)

10.3	Assignment and Assumption Agreement, dated as of July 1, 1999, between the Town of Colonie Industrial Development Agency, Mechanical Technology Incorporated, Plug Power, LLC, KeyBank, N.A., and First Albany Corporation.(1)

10.4	Replacement Reimbursement Agreement, dated as of July 1, 1999, between Plug Power, LLC and KeyBank, N.A.(1)

10.5	1997 Membership Option Plan and amendment thereto dated September 27, 1999.(1)

10.6	Trust Indenture, dated as of December 1, 1998, between the Town of Colonie Industrial Development Agency and Manufacturers and Traders Trust Company, as trustee.(1)

10.7	1999 Stock Option and Incentive Plan.(1)

10.8	Employee Stock Purchase Plan.(1)

10.9	Agreement, dated as of August 27, 1999, by Plug Power, LLC, Plug Power Inc., GE On-Site Power, Inc., GE Power Systems Business of General Electric Company, and GE Fuel Cell Systems, L.L.C.(1)

10.10	Registration Rights Agreement to be entered into by the Registrant and the stockholders of the Registrant.(2)

10.11	Registration Rights Agreement to be entered into by Plug Power, L.L.C. and GE On-Site Power, Inc.(2)

10.12	Amendment No. 1 to Distributor Agreement dated February 2, 1999, between GE Fuel Cell Systems L.L.C. and Plug Power Inc.(3)

10.13	Amendment to Distributor Agreement dated February 2, 1999, made as of July 31, 2000, between GE Fuel Cell Systems L.L.C. and Plug Power Inc.(3)

10.14	Agreement, dated as of December 15, 2000, between Plug Power Inc. and Roger Saillant.(3)

10.15	Amendment dated September 19, 2000 to agreement, dated as of August 6, 1999, between Plug Power Inc. and Gregory A. Silvestri.(3)

10.16	Joint Development Agreement, dated as of June 2, 2000, between Plug Power Inc. and Engelhard Corporation(3)

10.17	Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, L.L.C. dated August 21, 2001, between GE MicroGen, Inc. and Plug Power Inc.(4)

10.18	Side Letter, dated August 21, 2001, to Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, L.L.C. between GE MicroGen, Inc. and Plug Power Inc.(4)

10.19	First Amendment, dated July 25, 2001, to Registration Rights Agreement entered into by Plug Power, L.L.C. and GE On-Site Power, Inc.(4)

10.20	Amended and Restated Distribution Agreement, dated as of August 21, 2001, between GE Fuel Cell Systems, LLC and Plug Power, LLC(4)

10.21	Investment Agreement dated July 25, 2001, by and between Plug Power Inc. and GE Power Systems Equities Inc.(4)

10.22	Option to Purchase Common Stock of Plug Power Inc. by GE Power Systems Equities, Inc., dated August 21, 2001(4)

10.23	Services Agreement, dated March 17, 2000, between Plug Power Inc. and General Electric Company (4)

10.24	Amendment, dated September 18, 2000, to the Services Agreement between Plug Power Inc. and General Electric Company(4)

Exhibit No. and Description
10.25	Amendment, dated December 31, 2000, to the Services Agreement between Plug Power Inc. and General Electric Company(4)

10.26	Amendment, dated March 31, 2001, to the Services Agreement between Plug Power Inc. and General Electric Company(4)

10.27	Amendment No. 1, dated February 27, 2002, to Services Agreement, between Plug Power Inc. and GE Microgen (f/k/a GE On-Site Power)(4)

10.28	Agreement, dated as of August 29, 2002, between Plug Power Inc. and Mark Sperry.(5)

10.29	Agreement, dated as of August 29, 2002, between Plug Power Inc. and John Elter. (5)

10.30	Amendment, dated July 2, 2003, to the Distributor Agreement between GE Fuel Cell Systems, LLC and Plug Power, LLC(6)

10.31	Agreement dated as of January 20, 2004, between Plug Power Inc. and David A Neumann.(6)

10.32	Stock Option Agreement—1999 Stock Option and Incentive Plan.(7)

23.1	Consent of KPMG LLP(7)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File Number 333-86089).
(2)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 1999.
(3)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000.
(4)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001.
(5)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2002.
(6)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003.
(7)	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Plug Power Inc.:

We have audited the accompanying consolidated balance sheets of Plug Power Inc. and subsidiaries (a development stage enterprise) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004 and for the period June 27, 1997 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the period June 27, 1997 (inception) to December 31, 2004 include amounts for the period from June 27, 1997 to December 31, 1997 and for each of the years in the three-year period ending December 31, 2000, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period June 27, 1997 through December 31, 2000, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plug Power Inc. and subsidiaries (a development stage enterprise) as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 and for the period June 27, 1997 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Plug Power Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York

March 4, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Plug Power Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Plug Power Inc. and subsidiaries (a development stage enterprise) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Plug Power Inc. and subsidiaries (a development stage enterprise) maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Plug Power Inc. and subsidiaries (a development stage enterprise) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Plug Power, Inc. and subsidiaries as of December 31, 2004 and 2003, and related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004 and for the period June 27, 1997 (inception) to December 31, 2004, and our report dated March 4, 2005 expressed a unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York

March 4, 2005

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$18,976,767	$88,685,255
Restricted cash	365,000	345,000
Marketable securities	47,872,662	13,318,850
Accounts receivable	2,989,481	3,307,627
Inventory	3,527,140	2,663,741
Prepaid development costs	—	708,481
Prepaid expenses and other current assets	1,230,713	1,253,510

Total current assets	74,961,763	110,282,464
Restricted cash	3,965,274	4,330,274
Property, plant and equipment, net	21,829,254	24,122,266
Intangible asset	687,500	3,437,500
Investment in affiliate	5,785,358	7,588,891
Goodwill	10,388,980	10,388,980
Other assets	379,361	438,396

Total assets	$117,997,490	$160,588,771

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,339,143	$1,975,370
Accrued expenses	2,447,316	3,491,583
Deferred revenue	5,675,227	5,184,932
Current portion of capital lease obligation and long-term debt	427,238	345,000

Total current liabilities	10,888,924	10,996,885
Long-term debt	3,998,391	4,365,955
Other liabilities	997,349	939,810

Total liabilities	15,884,664	16,302,650

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 73,350,878 shares issued and outstanding at December 31, 2004 and 72,850,709 shares issued and outstanding at December 31, 2003	733,509	728,506
Additional paid-in capital	457,880,663	454,399,857
Unamortized value of restricted stock	(680,459)	(2,242,573)
Accumulated other comprehensive loss	(482,391)	—
Deficit accumulated during the development stage	(355,338,496)	(308,599,669)

Total stockholders’ equity	102,112,826	144,286,121

Total liabilities and stockholders’ equity	$117,997,490	$160,588,771

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2004, 2003 and 2002 and Cumulative Amounts from Inception

	December 31, 2004	December 31, 2003	December 31, 2002	Cumulative Amounts from Inception
Product and service revenue	$5,305,648	$7,517,060	$9,426,803	$24,822,945
Research and development contract revenue	10,835,655	4,985,157	2,391,374	48,493,391

Total revenue	16,141,303	12,502,217	11,818,177	73,316,336
Cost of product and service revenue	5,367,897	7,150,192	7,601,819	25,199,796
Cost of research and development contract revenue	13,474,090	7,009,752	3,738,838	69,077,245
In-process research and development	—	3,000,000	—	12,026,640
Research and development expense:
Noncash stock-based compensation	2,591,156	1,752,276	1,003,616	7,232,075
Other research and development	32,611,633	38,317,462	39,285,548	261,273,613
General and administrative expense:
Noncash stock-based compensation	1,398,377	896,018	481,927	14,874,399
Other general and administrative	7,025,063	6,286,894	6,473,957	44,659,615

Operating loss	(46,326,913)	(51,910,377)	(46,767,528)	(361,027,047)
Interest income	1,452,593	833,014	1,655,075	19,512,660
Interest expense	(60,974)	(61,568)	(96,635)	(1,031,717)

Loss before equity in losses of affiliates	(44,935,294)	(51,138,931)	(45,209,088)	(342,546,104)
Equity in losses of affiliates	(1,803,533)	(1,899,871)	(2,009,238)	(12,792,392)

Net loss	$(46,738,827)	$(53,038,802)	$(47,218,326)	$(355,338,496)

Loss per share:
Basic and diluted	$(0.64)	$(0.88)	$(0.93)

Weighted average number of common shares outstanding	73,125,957	60,145,940	50,644,950

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004, 2003 and 2002 and cumulative amounts from inception

	December 31, 2004	December 31, 2003	December 31, 2002	Cumulative Amounts from Inception
Cash Flows From Operating Activities:
Net loss	$(46,738,827)	$(53,038,802)	$(47,218,326)	$(355,338,496)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,206,578	4,092,050	5,478,831	23,604,823
Equity in losses of affiliates	1,803,533	1,899,871	2,009,238	12,792,392
Amortization of intangible asset	2,750,000	2,577,347	2,955,292	14,437,001
Noncash prepaid development costs	708,481	1,436,784	1,614,866	10,000,000
Loss on disposal of property, plant and equipment	—	—	(76,132)	32,493
In-kind services	—	—	—	1,340,000
Stock-based compensation	4,137,202	2,966,797	1,485,543	22,140,298
Amortization of deferred grant revenue	(200,000)	(200,000)	(200,000)	(1,000,000)
Amortization and write-off of deferred rent	—	—	—	2,000,000
In-process research and development	—	3,000,000	—	7,042,640

Changes in assets and liabilities, net of effects of acquisition in 2003:
Accounts receivable	318,146	1,057,043	(1,537,007)	(2,770,140)
Inventory	(863,399)	(277,173)	239,283	(3,172,567)
Prepaid expenses and other current assets	(27,767)	(621,701)	(1,706,911)	(3,267,184)
Accounts payable and accrued expenses	(680,497)	(215,144)	(133,104)	3,107,225
Deferred revenue	690,295	(693,852)	193,991	6,675,227

Net cash used in operating activities	(33,896,255)	(38,016,780)	(36,894,436)	(262,376,288)

Cash Flows From Investing Activities:
Proceeds from acquisition	—	36,521,491	—	36,521,491
Integration costs and expenses associated with acquisition	—	(7,055,750)	—	(7,055,750)
Purchase of property, plant and equipment	(1,616,525)	(627,348)	(1,267,556)	(31,704,799)
Proceeds from disposal of property, plant and equipment	—	—	274,000	310,666
Purchase of intangible asset	—	—	—	(9,624,500)
Investment in affiliate	—	—	—	(1,500,000)
Proceeds from sale of marketable securities	41,181,267	306,179,105	168,823,332	742,465,172
Purchases of marketable securities	(76,217,470)	(290,907,577)	(158,379,396)	(790,820,225)

Net cash provided by (used in) investing activities	(36,652,728)	44,109,921	9,450,380	(61,407,945)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	55,282,500	—	140,342,782
Proceeds from initial public offering, net	—	—	—	201,911,705
Stock issuance costs	—	(315,296)	—	(2,384,072)
Proceeds from stock option exercises and employee stock purchase plan	910,721	433,578	1,104,610	9,474,842
Cash placed in escrow	345,000	325,000	310,000	(4,330,274)
Principal payments on long-term debt and capital lease obligations	(415,226)	(391,309)	(361,058)	(2,253,983)

Net cash provided by financing activities	840,495	55,334,473	1,053,552	342,761,000

Increase (decrease) in cash and cash equivalents	(69,708,488)	61,427,614	(26,390,504)	18,976,767
Cash and cash equivalents, beginning of period	88,685,255	27,257,641	53,648,145	—

Cash and cash equivalents, end of period	$18,976,767	$88,685,255	$27,257,641	$18,976,767

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the years ended December 31, 2004, 2003 and 2002

	Common stock		Additional Paid-in Capital	Unamortized Value of Restricted Stock	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
December 31, 2001	50,322,928	$503,229	$342,842,203	$—	$—	$(208,342,541)	$135,002,891
Stock issued for development agreement	243,383	2,434	1,997,566				2,000,000
Stock based compensation	213,987	2,140	1,805,453				1,807,593
Stock option exercises	138,567	1,386	707,545				708,931
Stock issued under employee stock purchase plan	78,208	782	394,897				395,679
Net loss						(47,218,326)	(47,218,326)

December 31, 2002	50,997,073	509,971	347,747,664	—	—	(255,560,867)	92,696,768
Public offering, net	11,700,000	117,000	54,850,204				54,967,204
Stock issued in acquisition of H Power	9,063,080	90,631	46,169,945				46,260,576
Stock based compensation	356,839	3,567	2,026,020				2,029,587
Issuance of restricted stock	608,304	6,083	3,173,700	(3,179,783)			—
Amortization of restricted stock				937,210			937,210
Stock option exercises	35,033	350	84,623				84,973
Stock issued under employee stock purchase plan	90,380	904	347,701				348,605
Net loss						(53,038,802)	(53,038,802)

December 31, 2003	72,850,709	728,506	454,399,857	(2,242,573)	—	(308,599,669)	144,286,121
Stock based compensation	290,200	2,904	2,353,582				2,356,486
Issuance of restricted stock	42,300	422	218,180	(218,602)			—
Amortization of restricted stock				1,780,716			1,780,716
Stock option exercises	95,960	960	500,348				501,308
Stock issued under employee stock purchase plan	71,709	717	408,696				409,413
Net loss						(46,738,827)	(46,738,827)
Change in unrealized loss on marketable securities					(482,391)		(482,391)

December 31, 2004	73,350,878	$733,509	$457,880,663	$(680,459)	$(482,391)	$(355,338,496)	$102,112,826

Comprehensive loss for the year ended December 31, 2004 is as follows:

Net loss	$(46,738,827)
Comprehensive loss	(482,391)

Total comprehensive loss	$(47,221,218)

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

The Company is focused on its proprietary proton exchange membrane (PEM) fuel cell and fuel processing technology platforms, from which multiple products are being offered or are under development. The Company is currently offering for commercial sale its GenCore® product, a back-up power product for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. The Company is also developing additional products, including a continuous power product, with optional combined heat and power capability for remote small commercial and remote residential applications; and an on-site hydrogen generation product for use in a variety of industrial gas applications.

Liquidity

The Company’s cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our on-site energy products, market acceptance of our systems and other factors. The Company expects to continue to devote substantial capital resources to continue its development programs directed at commercializing on-site energy products for worldwide use, hiring and training our production staff, developing and expanding our manufacturing capacity, and continuing expansion of our production and our research and development activities. The Company will pursue the expansion of its operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash and cash equivalents and to a lesser extent, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect its ability to pursue its strategy and could negatively affect its operations in future periods. The Company anticipates incurring additional losses over at least the next several years and believe that its current cash, cash equivalents and marketable securities balances will provide sufficient capital to fund operations for at least the next twelve months.

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

At December 31, 2004, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $66.8 million and working capital of $64.1 million. Management believes that the Company’s current available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

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

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004 and 2003, the Company has restricted cash of $4.3 million and $4.7 million, respectively, that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions “Restricted cash” in the accompanying consolidated balance sheets.

Marketable Securities

Marketable securities include investments in equity and debt obligations, which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities is reflected in other comprehensive income (loss) and as a component of stockholders’ equity. At December 31, 2004, the Company recorded unrealized losses of $482,000. There was no significant difference between cost and fair value of these investments at December 31, 2003 or 2002.

The amortized cost and estimated fair value of the Company’s available-for-sale investment securities as of December 31, 2004 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities	$37,555,053	$—	$482,391	$37,072,662
Equity Securities	10,800,000	—	—	10,800,000

Total	$48,355,053	$—	$482,391	$47,872,662

The following are estimated fair value of, and the gross unrealized losses of the Company’s available-for-sale debt securities as of December 31, 2004:

	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Debt Securities	$29,330,621	$439,104	$2,192,040	$43,287

The following represents contractual maturities of investments in available for sale debt securities at December 31, 2004:

	Amortized Cost	Estimated Fair Value
Due in
2005	$20,326,445	$20,056,436
2006-2009	16,228,608	16,016,226
2010-2014	—	—
2015 and later	1,000,000	1,000,000

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

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s initial sales of GenSys™ and GenCore™ 5T are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within contractual arrangements are not accounted for separately based on the Company’s limited commercial experience and available evidence of fair value. The Company’s contractual arrangements under its initial commercial sales are with a limited number of customers and the arrangements are separately negotiated and not combined. As a result, the Company defers recognition of product and service revenue and recognizes revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months. At December 31, 2004 and 2003, the Company had deferred product and service revenue in the amount of $5.3 million and $4.9 million, respectively.

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

Research and Development Contract Revenue

Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. At December 31, 2004 the Company had deferred research and development contract revenue in the amount of $200,000. At December 31 2003, the Company had no deferred research and development contract revenue.

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

Investment in Affiliate

The Company’s investment in GE Fuel Cell Systems LLC is accounted for under the equity method. The Company would recognize a loss when there is a other than a temporary decline in value in the investment.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(46,738,827)	$(53,038,802)	$(47,218,326)
Add: Stock-based employee compensation expense included in reported net loss	3,989,533	2,648,294	1,485,543
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(11,619,788)	(12,140,641)	(23,660,210)

Proforma net loss	$(54,369,082)	$(62,531,149)	$(69,392,993)

Loss per share:
Basic and diluted—as reported	$(0.64)	$(0.88)	$(0.93)

Basic and diluted—pro forma	$(0.74)	$(1.04)	$(1.37)

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

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides calculations of basic and diluted earnings per share:

	Year Ended December 31,
	2004	2003	2002
Numerator:
Net loss	$(46,738,827)	$(53,038,802)	$(47,218,326)

Denominator:
Weighted average number of common shares	73,125,957	60,145,940	50,644,950

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares are summarized below:

Number of dilutive potential common shares	5,437,064	6,163,971	6,522,164

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect of the statement on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2004, net loss would have been increased by approximately $7.5 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

3. Investment in Affiliate

In February 1999, the Company entered into an agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, distribute, install and service certain of its PEM fuel cell systems under 35 kW designed for use in residential, commercial and industrial stationary power applications on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc. (“DTE”), has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Energy.

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

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying consolidated statements of operations. GEFCS had an operating and net loss of $30,000 for the year ended December 31, 2004. For the years ended December 31, 2004, 2003 and 2002, equity in losses of affiliates, related to GEFCS, was $1.8 million, $1.9 million and $1.9 million including amortization of $1.8 million, $1.8 million and $1.8 million, respectively. Accumulated amortization at December 31, 2004 and 2003 was $10.5 million and $8.7 million, respectively.

In October 2003, the Company further amended the distribution agreement to provide for the ability to sell directly or negotiate nonexclusive distribution rights to third parties for its GenCore backup power product line and its GenSite hydrogen generation product line. In exchange the Company agreed to pay a commission, based on sales price, to GEFCS at a rate and schedule prescribed in our amended agreement. The distribution agreement expires on December 31, 2014.

Under a separate agreement with the General Electric Company, for its product development effort, the Company has agreed to source technical support services, including engineering, testing, manufacturing and quality control services. Under the initial agreement, the Company was committed to purchase a minimum of $12.0 million of such services over a five-year period, which began September 30, 1999. During 2004, the Company and General Electric Company extended this period through September 2006. At December 31, 2004 and 2003, approximately $262,000 and $335,000, respectively, was payable to General Electric Company under this arrangement. Through December 31, 2004, the Company had purchased approximately $9.9 million of such services.

Additionally, General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

4. Property, Plant and Equipment

Property, plant and equipment at December 31, 2004 and 2003 consists of the following:

	December 31, 2004	December 31, 2003
Land	$90,000	$90,000
Buildings	14,557,080	14,557,080
Building improvements	7,450,936	6,809,585
Machinery and equipment	22,293,614	21,188,540

	44,391,630	42,645,205
Less accumulated depreciation and amortization	(22,562,376)	(18,522,939)

Property, plant, and equipment, net	$21,829,254	$24,122,266

Depreciation expense was $4.0 million, $3.9 million and $5.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

5. Goodwill and Other Intangible Assets

No changes in the carrying amount of Goodwill occurred during the year ended December 31, 2004. For the year ended December 31, 2003, the change in the carrying amount of goodwill was $10.0 million related to acquisition of H Power Corp.

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of December 31, 2004 and December 31, 2003 were as follows:

		December 31, 2004		December 31, 2003
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution Agreement	10 years	$16,250,000	$10,464,642	$16,250,000	$8,661,109
Purchased Technology—H Power	2 years	5,500,000	4,812,500	5,500,000	2,062,500

Total		$21,750,000	$15,277,142	$21,750,000	$10,723,609

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for acquired intangible assets during the years ended December 31, 2004, 2003 and 2002 was $4.5 million, $4.4 million, and $4.7 million, respectively. Estimated amortization expense for 2005 and the four succeeding years is as follows:

Estimated Amortization Expense
2005	2,479,100
2006	1,791,600
2007	1,791,600
2008	410,558
2009	—

6. Debt

In connection with the Company’s purchase of real estate in July, 1999, the Company assumed a $6.2 million letter of credit issued by KeyBank National Association for the express purpose of servicing $6.2 million of debt related to Industrial Development Revenue Bonds issued by the Town of Colonie Industrial Development Agency in favor of the acquired property. The debt matures in 2013 and accrues interest at a variable rate of interest which was approximately 2.37% at December 31, 2004. Simultaneous with the assumption, the Company was required to escrow $6.2 million to collateralize the debt. This debt also contains a subjective acceleration clause based on adverse financial conditions. The bank has provided the Company with a waiver through January 1, 2006 for any adverse changes in financial condition occurring prior to December 31, 2004.

The outstanding balance of the debt as of December 31, 2004 was $4.3 million and the amount of the corresponding escrow requirement as of December 31, 2004 was $4.3 million and is recorded under the balance sheet captions, “Restricted cash.” Principal payments due on long-term debt are: 2005, $365,000; 2006, $385,000; 2007, $410,000; 2008, $435,000; 2009, $460,000 and thereafter, $2.2 million.

7. Accrued Expenses

Accrued expenses at December 31, 2004 and 2003 consisted of:

	2004	2003
Accrued payroll and compensation related costs	$681,056	$1,174,562
Accrual for closure of H Power facilities	451,620	470,024
Other accrued liabilities	1,314,640	1,846,997

	$2,447,316	$3,491,583

8. Income Taxes

There was no current income tax expense for the years ended December 31, 2004, 2003 and 2002. The Company was a Limited Liability Company (LLC) until its merger into Plug Power Inc. effective November 3, 1999. From inception through November 3, 1999, the Company was treated as a partnership for federal and state income tax purposes and accordingly the Company’s income taxes or credits resulting from earnings or losses were payable by, or accrued to its members. Therefore, no provision for income taxes has been made prior to November 3, 1999.

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

The significant components of deferred income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years ended December 31,
	2004	2003	2002
Deferred tax expense/(benefit)	$420,106	$2,083,500	$(1,535,911)
Net operating loss carry forward	(17,250,973)	(20,904,800)	(17,090,891)
Valuation allowance	16,830,867	18,821,300	18,626,802

Provision for income taxes	$—	$—	$—

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective income tax rate differed from the Federal statutory rate as follows:

	Years ended December 31,
	2004	2003	2002
Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Deferred state taxes, net of federal benefit	(4.9)	(4.9)	(4.9)
Other, net	0.1	0.1	1.0
Tax credits	(3.3)	(1.8)	(0.5)
Adjustment to opening deferred tax balance	7.1	—	—
Change in valuation allowance	36.0	41.6	39.4

	0.0%	0.0%	0.0%

The deferred tax assets and liabilities as of December 31, 2004 and 2003 consist of the following tax effects relating to temporary differences and carryforwards:

	Years ended December 31,
	2004	2003
Deferred tax assets:
Intangible assets	$1,090,709	$4,317,623
Stock-based compensation	1,471,893	759,607
Deferred income	2,270,091	1,736,506
Investment in affiliates	3,838,368	3,201,444
Other reserves and accruals	315,508	1,245,082
Capital loss carryforwards	931,100	—
Tax credit carryforwards	10,936,817	9,000,119
Property, plant and equipment	51,455	1,065,666
Net operating loss	157,923,906	140,672,933

Total deferred tax assets	178,829,847	161,998,980
Less valuation allowances	(178,829,847)	(161,998,980)

Net deferred tax assets and liabilities	$—	$—

The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2004 and 2003 of approximately $178.8 million and $162.0 million, respectively. The increase of approximately $16.8 million during 2004 relates primarily to $17.3 million net operating losses incurred in 2004. The valuation allowance increased approximately $54.5 million in 2003 primarily due to the acquisition of $35.7 million of deferred tax assets and the net operating losses incurred during that year. The $35.7 million includes deferred tax assets acquired as part of the H Power transaction, which may be subject to limitations under Section 382 of the Internal Revenue Code. The deferred tax assets have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards may not be realized. Included in the valuation allowance as of December 31, 2004 and 2003 are $14.9 million and $14.8 million, respectively, of deferred tax assets resulting from the exercise of employee stock options, which upon subsequent realization of the tax benefits, will be allocated directly to paid-in capital.

Under Section 382 of the Internal Revenue Code, the use of loss carryforwards may be limited if a change in ownership of a company occurs. The H Power transaction constituted a change of ownership for the related H Power tax attributes under IRC Section 382 and will result in limitation to the utilization of H Power’s net operating loss carryforwards of $81.6 million.

At December 31, 2004, the Company has unused Federal and State net operating loss carryforwards of approximately $394.8 million, of which $81.6 million was generated from the operations of H Power during the period May 31, 1989, through the date of the H Power acquisition and $313.2 million was generated by the Company during the period October 1, 1999 through December 31, 2004. The net operating loss carryforwards if unused will expire at various dates from 2004 through 2023. In 2004, net operating loss carryforwards of $297,000 acquired as part of the H Power transaction expired.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of December 31, 2004 there were 73,350,878 shares of common stock issued and outstanding.

Through December 31, 2004, the Company’s stockholders in the aggregate have contributed $349.3 million in cash, including $93.0 million in net proceeds from the Company’s initial public offering, $51.6 million in net proceeds from the Company’s follow-on public offering, $55.0 million in net proceeds from the Company’s second follow-on offering and $35.4 million in other contributions, consisting of in-process research and development, real estate, other in-kind contributions and equity interests in affiliates.

In November 2003, the Company completed a public offering of 11.7 million shares of common stock. The Company received net proceeds of $55.0 million, after payment of $3.5 million of expenses and placement fees relating to the issuance and distribution of the securities. During 2003, the Company also issued approximately 9.0 million shares of common stock with a fair value of approximately $5.10 per share in connection with its acquisition of H Power.

The following represents a summary of the issuances of shares of common stock since inception.

	No. of Common Shares	Cash Contribution	Noncash Contribution		Total Capital Contribution
1997
DTE Energy Company	4,750,000	$4,750,000	$—		$4,750,000
Mechanical Technology Incorporated	4,750,000	—	4,750,000	(a)	4,750,000

	9,500,000	4,750,000	4,750,000		9,500,000

1998
DTE Energy Company	4,950,000	7,750,000	—		7,750,000
Mechanical Technology Incorporated	2,700,000	3,000,000	550,000	(a)	5,500,000
Stock based compensation and other noncash transactions	—	—	212,000	(c)	(1,738,000)

	7,650,000	10,750,000	762,000		11,512,000

1999
Edison Development Corporation	4,004,315	28,697,782	—		28,697,782
Mechanical Technology Incorporated	6,254,315	24,000,000	8,897,782	(a)	32,897,782
General Electric Company	5,250,000	37,500,000	11,250,000	(b)	48,750,000
Other private investors	3,549,850	25,045,000	—		25,045,000
Initial public offering-net	6,782,900	92,971,878	—		92,971,878
Stock option exercises	24,128	41,907	—		41,907
Stock based compensation and other noncash transactions	—	—	978,800	(c)	978,800

	25,865,508	208,256,567	21,126,582		229,383,149

2000
Stock option exercises	632,378	3,793,028	—		3,793,028
Stock issued under employee stock purchase plan	32,717	408,452	—		408,452
Stock issued for development agreement	104,869	—	5,000,000	(d)	5,000,000
Stock issued for equity in affiliate	7,000	—	827,750	(e)	827,750
Stock based compensation and other noncash transactions	3,041	—	8,936,779	(c)	8,936,779

	780,005	4,201,480	14,764,529		18,966,009

2001
Edison Development Corporation	416,666	4,800,000	—		4,800,000
General Electric Company	416,666	4,800,000	—		4,800,000
Public offering-net	4,575,000	51,588,551	—		51,588,551
Stock option exercises	760,531	2,051,954	—		2,051,954
Stock issued under employee stock purchase plan	73,132	730,592	—		730,592
Stock issued for development agreement	96,336	—	3,000,000	(d)	3,000,000
Stock option issued to affiliate	—	—	5,000,000	(f)	5,000,000
Stock based compensation and other noncash transactions	189,084	—	2,013,177	(c)	2,013,177

	6,527,415	63,971,097	10,013,177		73,984,274

2002
Stock option exercises	138,567	708,931	—		708,931
Stock issued under employee stock purchase plan	78,208	395,679	—		395,679
Stock issued for development agreement	243,383	—	2,000,000	(d)	2,000,000
Stock based compensation and other noncash transactions	213,987	—	1,807,593	(c)	1,807,593

	674,145	1,104,610	3,807,593		4,912,203

2003
Public offering, net	11,700,000	54,967,204	—		54,967,204
Stock option exercises	35,033	84,973	—		84,973
Stock issued under employee stock purchase plan	90,380	348,605	—		348,605
Stock issued in acquisition of H Power	9,063,080	—	46,260,576	(g)	46,260,576
Stock based compensation	965,143	—	2,966,797	(c)	2,966,797

	21,853,636	55,400,782	49,227,373		104,628,155

2004
Stock option exercises	95,960	501,308	—		501,308
Stock issued under employee stock purchase plan	71,709	409,413	—		409,413
Stock based compensation	332,500	—	4,137,202	(c)	4,137,202

	500,169	910,721	4,137,202		5,047,923

Total as of December 31, 2004	73,350,878	$349,345,257	$106,804,413		$457,933,713

a.	Since inception, Mechanical Technology Incorporated has contributed in-process research and development of $4,042,640; certain net assets at inception of $707,360; $2,000,000 of deferred rent related to a below market lease for office and manufacturing facilities; $500,000 of in-kind services; land and buildings valued at approximately $4,697,782; and research contracts valued at approximately $2,250,000.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

b.	In February 1999, the Company issued 2,250,000 shares of common stock to GE MicroGen, Inc. in exchange for a 25% interest in GE Fuel Cell Systems, LLC. The fair value of the shares issued of $11,250,000 was recorded under the balance sheet caption “Investment in affiliates”. See note 3.
c.	These issuances primarily represent stock based compensation issued to employees, consultants and others for services performed. These amounts are recorded at the fair value of the issuance on the date the compensation is awarded.
d.	Represents the fair value of shares issued to Engelhard Corporation for the development and supply of advanced catalysts as part of a development agreement discussed in note 14.
e.	Represents the fair value of shares issued along with cash for a 28% ownership interest in Advanced Energy Incorporated.
f.	Represents the fair value of an option to purchase 725,000 shares of the Company’s common stock issued to GE Power Systems Equities, Inc. as part of the amendment to the GE Fuel Cell Systems LLC distribution agreement. See note 3.
g.	Represents the fair value of shares issued related to the acquisition of H Power.

Preferred Stock

The Company has authorized 5.0 million shares of preferred stock, par value $.01 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2004, there was no preferred stock outstanding.

10. Employee Benefit Plans

1999 Employee Stock Purchase Plan

In 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Plan”) under which employees will be eligible to purchase shares of the Company’s common stock at a discount through periodic payroll deductions. The Plan is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of six month offering periods at a purchase price equal to 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever is lower. Participants may elect to have from 1% to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $12,500 within any offering period. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan. The Company issued 71,709, 90,380 and 78,208 shares of stock under the Plan during 2004, 2003, and 2002, respectively.

Stock Option Plans (the “Option Plans”)

Effective July 1, 1997, the Company established a stock option plan to provide employees, consultants, and members of the Board of Directors the ability to acquire an ownership interest in the Company (“1997 Stock Option Plan”). Options for employees issued under this plan generally vested 20% per year and expire ten years after issuance. Options granted to members of the Board generally vested 50% upon grant and 25% per year thereafter. Options granted to consultants generally vested one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each anniversary thereafter. At December 31, 2004, there were a total of 910,336 options granted, outstanding, and vested under this plan. Although no further options will be granted under this plan, the options previously granted will continue to vest in accordance with this plan and vested options will be exercisable for shares of common stock.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004 there were 3,801,728 options granted and outstanding, and an additional 3,622,681 options available to be issued under the 1999 Stock Option and Incentive Plan (“1999 Stock Option Plan”). The number of shares of common stock available for issuance under the Plan will increase by the amount of any forfeitures under the 1999 Stock Option Plan and under the 1997 Stock Option Plan. The number of shares of common stock under the 1999 Stock Option Plan will further increase January 1 and July 1 of each year by an amount equal to 16.4% of any net increase in the total number of shares of stock outstanding. The 1999 Stock Option Plan permits the Company to: grant incentive stock options; grant non-qualified stock options; grant stock appreciation rights; issue or sell common stock with vesting or other restrictions, or without restrictions; grant rights to receive common stock in the future with or without vesting; grant common stock upon the attainment of specified performance goals; and grant dividend rights in respect of common stock. Options for employees issued under this plan generally vest annually over periods of three or four years and expire ten years after issuance. Options granted to members of the Board generally vest one year after issuance. Options granted to consultants generally vested one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each anniversary thereafter. To date, options granted under the 1999 Stock Option Plan have vesting provisions ranging from immediate vesting to five years in duration and expire ten years after issuance. These grants may be made to officers, employees, non-employee directors, consultants, advisors and other key persons of the Company.

The following table summarizes information about the stock options outstanding under the Option Plans at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price range	Shares	Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.00 – 1.00	462,867	2.6	$1.00	462,867	$1.00
1.01 – 5.00	181,694	5.1	4.80	165,569	4.81
5.01 – 10.00	2,467,983	7.9	7.32	1,823,772	7.38
10.01 – 15.00	1,168,080	5.7	11.83	976,705	11.95
15.01 – 20.00	131,900	6.0	18.17	131,774	18.17
20.01 – 25.00	87,000	6.4	24.46	86,937	24.47
25.01 – 50.00	92,500	5.5	43.80	92,500	43.80
50.01 – 75.00	23,200	5.4	65.08	23,200	65.08
75.01 – 100.00	79,240	5.4	94.29	79,240	94.29
100.01 – 140.00	17,600	5.2	106.75	17,600	106.75

	4,712,064	6.5	11.17	3,860,164	11.87

The following table summarizes activity under the Option Plans:

Option Activity	Number of Shares Subject to Option	Weighted Average Exercise Price per Share
January 1, 2002	6,008,932	23.36
Granted at fair value	206,298	9.08
Forfeited or terminated	(253,720)	37.46
Exercised	(164,346)	4.31

December 31, 2002	5,797,164	21.83
Granted at fair value	1,245,245	6.12
Options exchanged for restricted stock	(1,810,048)	39.48
Forfeited or terminated	(366,161)	23.92
Exercised	(35,033)	2.41

December 31, 2003	4,831,167	12.46
Granted at fair value	337,500	8.03
Forfeited or terminated	(360,643)	23.22
Exercised	(95,960)	5.22

December 31, 2004	4,712,064	11.17

At December 31, 2004, 3,622,681 shares of common stock were reserved for issuance under future stock option exercises.

The per share weighted average fair value of the options granted during 2004, 2003 and 2002 was $8.16, $5.85 and $6.25, respectively, using the Black-Scholes pricing model with the assumptions outlined below.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The dividend yield was assumed to be zero for all periods. The risk free interest rate ranged from 2.8% to 3.9% in 2004, 2.3% to 3.4% in 2003 and 2.9% to 7.4% in 2002. An expected life of 5 years was assumed for each year. Expected volatility of 57% in 2004, 69% in 2003 and 84% in 2002 was used in determining fair value under the Black-Scholes pricing model.

On June 20, 2003, the Company issued 607,804 shares of restricted common stock and cancelled 1,810,048 options to purchase common stock in connection with the Company’s offer to eligible employees to exchange options to purchase shares of common stock with an exercise price of $8.53 or greater per share for shares of restricted common stock on a three for one basis. The shares of restricted common stock received in this exchange vest in three equal installments effective 21 months, 24 months and 27 months from the date of the exchange and are excluded from the weighted average number of common shares for the calculation of basic and diluted earnings per share until vested. During the years ended December 31, 2004 and 2003, the Company recorded employee compensation expense of $1.8 million and $937,000, respectively, relating to the issuance of the restricted stock awards. This amount represents recognition of compensation expense on a straight-line basis over the vesting periods of the restricted stock.

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 15% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are vested in the Company’s matching contribution based on the years of service completed. Participants are fully vested upon completion of three years of service. During 2002, the Company began funding its matching contribution in common stock. Accordingly, the Company has issued 139,190, 158,522 and 90,423 shares of common stock to the Plug Power Inc. 401(k) Savings & Retirement Plan during 2004, 2003 and 2002, respectively.

The Company’s expense for this plan, including the issuance of shares, was $950,000, $867,000 and $773,000 for years ended December 31, 2004, 2003 and 2002, respectively.

11. Other Related Party Transactions

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

As of December 31, 2004, the Company had a receivable from DTE Energy Technologies, Inc. in the amount of $51,000. There was no amounts due from or due to DTE Technologies, Inc. at December 31, 2003.

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

Long-term debt: The fair value of the Company’s long-term debt in the consolidated balance sheets approximates the carrying value at December 31, 2004 and 2003. The debt accrues interest at a variable rate of interest which was approximately 2.37% and 1.30% at December 31, 2004 and 2003, respectively.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and noncash financing and investing activities which occurred during the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Cash paid for interest	$63,384	$62,805	$97,009
Equipment financed under capital lease obligations	129,900	—	—
Net assets acquired, excluding cash, cash equivalents and marketable securities	—	6,106,293	—
Issuance of shares for property, plant and equipment	—	—	322,050
Issuance of shares under Engelhard Corporation development agreement	—	—	2,000,000

14. Commitments and Contingencies

Litigation:

As previously disclosed in September 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that the Company and various of our officers and directors violated certain federal securities laws by failing to disclose certain information concerning our products and future prospects.

The action was brought on behalf of a class of purchasers of our stock who purchased the stock between February 14, 2000 and August 2, 2000. Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc. Securities Litigation, CV-00-5553(ERK)(RML). By order dated January 25, 2001, the Court appointed lead plaintiffs and lead plaintiffs’ counsel. Subsequently, the plaintiffs served a consolidated amended complaint. The consolidated amended complaint extends the class period to begin on October 29, 1999 and alleges claims under the Securities Act and the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act. Subsequently, plaintiffs withdrew their claims under the Securities Act. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of our technology in a registration statement issued in connection with our initial public offering (IPO) and in subsequent press releases. The Company served our motion to dismiss the claims in May 2001. By order dated January 21, 2003, the Court dismissed all claims relating to pre-IPO press releases, the IPO prospectus and all but three post-IPO press releases. The Court ruled that the three remaining press releases raised questions of fact that could not be resolved on a motion to dismiss. The Court also denied the motion to dismiss the claims against the individual defendants at this time.

On December 29, 2004, the plaintiffs and the defendants entered into a Stipulation and Agreement of Settlement, which is subject to final approval by the Court. The settlement does not call for any payment by the defendants and would be covered by directors and officers insurance. The Stipulation and Agreement of Settlement was submitted to the Court on January 5, 2005. On January 19, 2005, the Court entered an order certifying the class for the purposes of settlement pursuant to Federal Rule of Civil Procedure 23, setting forth procedures for notice to the plaintiff class, and scheduling a settlement fairness hearing for April 29, 2005. Pursuant to the Court’s January 19, 2005 order, members of the plaintiff class who wish to be excluded from the class must mail a request to be excluded no later than April 11, 2005.

The Company continues to believe that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. If the plaintiffs were to prevail, such an outcome could have a material adverse effect on our business, financial condition, results of operations and prospects. However, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. As noted, the settlement is still subject to final approval by the Court, and certain plaintiffs may submit requests for exclusion from the settlement.

Alliances and development agreements:

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

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2002, the Company amended its agreements with Vaillant to expand their distribution territory, on a non-exclusive basis, to include all of Europe. Also under the amended agreements, the Company will sell fuel cell subsystems directly and exclusively to Vaillant and Vaillant will distribute Fuel Cell Heating Appliances throughout Europe on a non-exclusive basis. In exchange for the right to sell fuel cell subsystems directly and exclusively to Vaillant, The Company agreed to pay GE MicroGen, Inc. a commission, based on a prescribed percentage of sales of fuel cell subsystems as defined in the agreement.

Pemeas: In April 2000, the Company entered into a joint development agreement with Pemeas (effective April 1, 2004, the fuel cell activity of Celanese AG and former Hoechst AG were combined to form a new company, Pemeas GmbH), to develop, on an exclusive basis, a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of 750 watts up to 25 kilowatts. Additionally, the Company will work with Pemeas on a non-exclusive basis to develop a high-temperature membrane electrode unit for stationary fuel cell systems with net electrical output of less than 750 watts and greater than 25 kilowatts. Under the agreement, the Company and Pemeas will each fund their own development efforts.

Engelhard: In September 2000, the Company finalized a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of the Company’s fuel processor. Over the course of the joint development agreement the Company has contributed $10.0 million to fund Engelhard’s development efforts, and Engelhard in turn has acquired $10.0 million of the Company’s common stock. At December 31, 2004, the $10.0 million has been fully expensed. The supply agreement with Engelhard also specifies the rights and obligations for Engelhard to supply products to the Company over the next 10 years.

Honda: In October 2002, the Company signed a definitive agreement with Honda R&D Co., Ltd. of Japan, a subsidiary of Honda Motor Co., Ltd., to exclusively and jointly develop and test an initial prototype of a Home Energy Station for fuel cell automobiles. Under the terms of this agreement, the Company’s associated research and development efforts will be funded through total installments of $3.0 million. As part of the program, the Company expects to integrate one of its GenSys™5C stationary fuel cell systems with additional components necessary for the home refueling concept. A Home Energy Station is a fuel cell product that is expected to provide heat, hot water, and electricity to a home, while also providing hydrogen fuel for a fuel cell vehicle. The device will be fueled by natural gas, and is expected to be environmentally friendly due to its high and low emissions. The exclusive agreement covers the first phase of what is expected to be a multi-phase development project. In October 2003, the Company successfully demonstrated a prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California. Through December 31, 2003, the Company has invoiced and received $3.0 million under this agreement and recognized research and development contract revenue and associated cost of revenue in the amount of $3.0 million.

In March 2004, the Company amended the agreement with Honda to provide for the second phase of product development effort. In September 2004, under the second phase of the work with Honda, the Company successfully demonstrated a second-generation prototype of the Home Energy Station at its Latham N.Y. headquarters. As in the first phase, Honda R&D of Japan is funding Plug Power’s work under this new agreement. Through December 31, 2004, the Company has invoiced and received $4.0 million under this agreement and recognized research and development contract revenue and associated cost of revenue in the amount of $3.8 million.

Leases:

In 2004, the Company leased certain equipment under capital lease transactions with an original cost of $129,900, which had a net book value at December 31, 2004 of $90,000. The Company had no capital leases at December 31, 2003. The Company also has several noncancelable operating leases, primarily for warehouse facilities and office space that expire over the next five years. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) during 2004, 2003, and 2002 was $283,000, $188,000 and $496,000, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2004 are:

Year ending December 31	Operating leases
2005	$866,000
2006	619,000
2007	398,000
2008	384,000
2009	384,000
Thereafter	358,000

Total minimum lease payments	$3,009,000

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004 the future minimum lease payments due on capital lease obligations are $62,000 in 2005.

Concentrations of credit risk:

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements. To mitigate credit risk, the Company applies standard credit approvals and performs appropriate evaluation of a prospective customer’s financial condition. At December 31, 2004, five customers comprise approximately 62.1% of the total accounts receivable balance, with each customer individually representing 15.9%, 14.9%, 13.9%, 8.9% and 8.5% of total accounts receivable, respectively. For the year ended December 31, 2004, product and service revenue recognized on sales arrangements with five customers represented approximately 63.1% of total product and service revenue, with each customer individually representing 18.8%, 17.5%, 13.5%, 7.0% and 6.3% of recognized product and service revenue, respectively.

The Company has cash deposits in excess of federally insured limits. The amount of such deposits is approximately $9.3 million at December 31, 2004.

Employment Agreements

The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

16. Unaudited Quarterly Financial Data (in thousands, except per share data)

	Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Product and service revenue	$1,351	$1,508	$1,335	$1,112
Contract revenue	1,935	2,177	3,293	3,430
Net loss	(11,952)	(11,299)	(11,684)	(11,804)
Loss per share:
Basic and diluted	(0.17)	(0.15)	(0.16)	(0.16)

	Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Product and service revenue	$2,033	$2,146	$1,988	$1,350
Contract revenue	919	957	1,477	1,632
Net loss	(13,767)	(12,827)	(12,405)	(14,040)
Loss per share:
Basic and diluted	(0.27)	(0.21)	(0.20)	(0.21)