Form 10-Q
period 2005-03-31
PLUG POWER INC
filed 2005-05-09
CIK 1093691

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The number of shares of common stock, par value of $.01 per share, outstanding as of April 30, 2005 was 73,461,442.

PLUG POWER INC.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,019,527	$18,976,767
Restricted cash	365,000	365,000
Marketable securities	30,321,688	47,872,662
Accounts receivable	1,924,998	2,989,481
Inventory	4,344,844	3,527,140
Prepaid expenses and other current assets	1,260,982	1,230,713

Total current assets	64,237,039	74,961,763
Restricted cash	3,965,274	3,965,274
Property, plant and equipment, net	21,600,713	21,829,254
Intangible asset	—	687,500
Investment in affiliate	5,334,903	5,785,358
Goodwill	10,388,980	10,388,980
Other assets	350,828	379,361

Total assets	$105,877,737	$117,997,490

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,691,418	$2,339,143
Accrued expenses	2,766,008	2,447,316
Deferred revenue	5,209,372	5,675,227
Current portion of capital lease obligation and long-term debt	410,824	427,238

Total current liabilities	10,077,622	10,888,924
Long-term debt	3,998,391	3,998,391
Other liabilities	1,011,734	997,349

Total liabilities	15,087,747	15,884,664

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 73,456,180 shares issued and outstanding at March 31, 2005 and 73,350,878 shares issued and outstanding at December 31, 2004	734,562	733,509
Additional paid-in capital	458,704,001	457,880,663
Unamortized value of restricted stock	(346,611)	(680,459)
Accumulated other comprehensive loss	(428,313)	(482,391)
Deficit accumulated during the development stage	(367,873,649)	(355,338,496)

Total stockholders’ equity	90,789,990	102,112,826

Total liabilities and stockholders’ equity	$105,877,737	$117,997,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Cumulative Amounts from Inception
	2005	2004
Revenue
Product and service revenue	$1,056,370	$1,351,087	$25,879,315
Research and development contract revenue	2,164,317	1,934,518	50,657,708

Total revenue	3,220,687	3,285,605	76,537,023
Cost of revenue and expenses
Cost of product and service revenues	707,665	894,844	25,907,461
Cost of research and development contract revenue	2,914,459	2,589,886	71,991,704
In-process research and development	—	—	12,026,640
Research and development expense:
Noncash stock-based compensation	372,274	474,183	7,604,349
Other research and development	9,448,988	9,257,202	270,722,601
General and administrative expense:
Noncash stock-based compensation	135,544	252,209	15,009,943
Other general and administrative	1,967,733	1,654,490	46,627,348

Operating loss	(12,325,976)	(11,837,209)	(373,353,023)
Interest income	270,248	366,818	19,782,908
Interest expense	(28,970)	(15,879)	(1,060,687)

Loss before equity in losses of affiliates	(12,084,698)	(11,486,270)	(354,630,802)
Equity in losses of affiliates	(450,455)	(465,818)	(13,242,847)

Net loss	$(12,535,153)	$(11,952,088)	$(367,873,649)

Loss per share:
Basic and diluted	$(0.17)	$(0.16)

Weighted average number of shares outstanding	73,449,444	72,922,796

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Cumulative Amounts from Inception
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(12,535,153)	$(11,952,088)	$(367,873,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	846,611	1,010,767	24,451,434
Equity in losses of affiliates	450,455	465,818	13,242,847
Amortization of intangible asset	687,500	687,500	15,124,501
Noncash prepaid development costs	—	358,481	10,000,000
Amortization of deferred grant revenue	—	(50,000)	(1,000,000)
Stock based compensation	959,613	1,264,911	23,099,911
Loss on disposal of property, plant and equipment	—	—	32,493
In-kind services	—	—	1,340,000
Amortization and write-off of deferred rent	—	—	2,000,000
In-process research and development	—	—	7,042,640
Changes in assets and liabilities:
Accounts receivable	1,064,483	622,536	(1,705,657)
Inventory	(817,704)	(1,242,287)	(3,990,271)
Prepaid expenses and other current assets	126,805	(280,007)	(3,140,379)
Accounts payable and accrued expenses	(484,974)	911,243	2,622,251
Deferred revenue	(465,855)	(442,350)	6,209,372

Net cash used in operating activities	(10,168,219)	(8,645,476)	(272,544,507)

Cash Flows From Investing Activities:
Proceeds from acquisition, net	—	—	29,465,741
Purchase of property, plant and equipment	(576,285)	(398,839)	(32,281,084)
Proceeds from disposal of property, plant and equipment	—	—	310,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Proceeds from sale of marketable securities	21,635,881	3,237,853	764,101,053
Purchases of marketable securities	(4,030,829)	(40,404,183)	(794,851,054)

Net cash provided by (used in) investing activities	17,028,767	(37,565,169)	(44,379,178)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	—	140,342,782
Proceeds from public offerings, net	—	—	201,911,705
Stock issuance costs	—	—	(2,384,072)
Proceeds from shares issued for stock option exercises and employee stock purchase plan	198,626	441,988	9,673,468
Cash placed in escrow	—	—	(4,330,274)
Principal payments on long-term debt and capital lease obligations	(16,414)	(20,803)	(2,270,397)

Net cash provided by financing activities	182,212	421,185	342,943,212

Increase (decrease) in cash and cash equivalents	7,042,760	(45,789,460)	26,019,527
Cash and cash equivalents, beginning of period	18,976,767	88,685,255	—

Cash and cash equivalents, end of period	$26,019,527	$42,895,795	$26,019,527

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

Liquidity

The Company’s cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our on-site energy products, market acceptance of our systems and other factors. The Company expects to continue to devote substantial capital resources to continue its development programs directed at commercializing on-site energy products for worldwide use, hiring and training our production staff, developing and expanding our manufacturing capacity, and continuing expansion of our production and our research and development activities. The Company will pursue the expansion of its operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash and cash equivalents and to a lesser extent, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect its ability to pursue its strategy and could negatively affect its operations in future periods. The Company anticipates incurring additional losses over at least the next several years.

At March 31, 2005, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $56.3 million and working capital of $54.2 million. Management believes that the Company’s currently available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2004 has been derived from the Company’s December 31, 2004 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements for the periods as of and ending March 31, 2005 and 2004.

Cash Equivalents and Restricted Cash: Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

At March 31, 2005, the Company had restricted cash in the amount of $4.3 million that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, “Restricted cash” in the accompanying condensed consolidated balance sheets.

Marketable Securities: Marketable securities include investments in corporate debt securities and US Treasury obligations which are carried at fair value and are considered available for sale. At March 31, 2005, the difference between the cost and the fair value of these securities result in an unrealized loss in the amount of $428,000, which is reflected as a component of stockholders’ equity under the caption, “Accumulated other comprehensive loss”. At March 31, 2005, the Company held marketable securities with maturities up to twenty six months.

Inventory: Inventory is stated at the lower of average cost or market and generally consists of raw materials.

Goodwill and Other Intangible Assets: Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

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

The Company’s initial sales of GenSys™ and GenCore™ 5T are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within contractual arrangements are not accounted for separately based on the Company’s limited commercial experience and available evidence of fair value. The Company’s contractual arrangements under its initial commercial sales are with a limited number of customers and the arrangements are separately negotiated and not combined. As a result, the Company defers recognition of product and service revenue and recognizes revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months. At March 31, 2005 and December 31, 2004, the Company had deferred product and service revenue in the amount of $4.6 million and $5.5 million, respectively.

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

Research and Development Contract Revenue: Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. At March 31, 2005 and December 31, 2004, the Company had deferred contract revenue of $620,000 and $200,000, respectively.

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

	Three months ended March 31,
	2005	2004
Net loss, as reported	$(12,535,153)	$(11,952,088)
Add: Stock-based employee compensation expense included in reported net loss	507,818	726,392
Deduct: Total stock-based employee compensation determined under fair value based method	(1,459,230)	(1,828,137)

Proforma net loss	$(13,486,565)	$(13,053,833)

Loss per share
Basic and diluted – as reported	$(0.17)	$(0.16)

Basic and diluted - proforma	$(0.18)	$(0.18)

On June 20, 2003, the Company issued 607,804 shares of restricted stock and cancelled 1,810,048 options to purchase common stock in connection with the Company’s offer to eligible employees to exchange options to purchase shares of common stock with an exercise price of $8.53 or greater per share for shares of restricted stock on a three for one basis. The shares of restricted stock received in this exchange will vest in three equal installments effective 21 months, 24 months and 27 months from the date of the exchange. During the three month period ended March 31, 2005, the Company recorded employee compensation expense of $124,000 relating to the issuance of the restricted stock awards, net of forfeitures. This amount represents recognition of compensation expense on a straight-line basis over the vesting periods of the restricted stock.

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

        Impact of Recently Issued Accounting Standards: In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. On April 14, 2005, the Securities and Exchange Commission (SEC) delayed the effective date of SFAS No. 123R from the first annual or interim fiscal period beginning after June 15, 2005, to the first quarter of the first fiscal year beginning after June 15, 2005. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2004, net loss would have been increased by approximately $7.5 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or in the year of adoption. We are currently evaluating these transition methods.

3. Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended March 31,
	2005	2004
Numerator:
Net loss	$(12,535,153)	$(11,952,088)
Denominator:
Weighted average number of common shares	73,449,444	72,922,796
Loss per share:
Basic and diluted	(0.17)	(0.16)

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares at March 31, 2005 and 2004 are summarized as follows:

	2005	2004
Number of dilutive potential common shares	6,199,755	5,580,782

4. Investments in Affiliates

GE Fuel Cell Systems, LLC

In February 1999, the Company entered into an agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, distribute, install and service certain of its PEM fuel cell systems under 35 kW designed for use in residential, commercial and industrial stationary power applications on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc. (“DTE”), has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within GE Energy.

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

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying consolidated statements of operations. GEFCS had an operating and net loss of approximately $6,000 for the three months ended March 31, 2005. For the three months ended March 31, 2005, equity in losses of affiliates, related to GEFCS, was approximately $450,000 including amortization of the related intangible asset of $448,000. Accumulated amortization at March 31, 2005 was $10.9 million.

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

Under a separate agreement with the General Electric Company, for its product development effort, the Company has agreed to source technical support services, including engineering, testing, manufacturing and quality control services. Under the initial agreement, the Company was committed to purchase a minimum of $12.0 million of such services over a five-year period, which began September 30, 1999. During 2005, the Company and General Electric Company extended this period through December 2007. Through March 31, 2005, the Company had purchased approximately $10.0 million of such services.

Additionally, General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

5. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of March 31, 2005 and December 31, 2004 were as follows:

	Weighted Average Amortization Period	March 31, 2005		December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution Agreement	10 years	$16,250,000	$10,915,097	$16,250,000	$10,464,642
Purchased Technology—H Power	2 years	5,500,000	5,500,000	5,500,000	4,812,500

Total		$21,750,000	$16,415,097	$21,750,000	$15,277,142

Amortization expense for acquired intangible assets during the three months ending March 31, 2005 was $1.1 million. Estimated amortization expense for the remainder of 2005 and the four succeeding years is as follows:

Estimated Amortization Expense
Remainder of 2005	$1,344,000
2006	1,792,000
2007	1,792,000
2008	407,000

6. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2005 are as follows:

	Common Stock	Additional Paid-in Capital	Unamortized Value of Restricted Stock	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity	Comprehensive Loss
December 31, 2004	$733,509	$457,880,663	$(680,459)	$(482,391)	$(355,338,496)	$102,112,826
Net loss					(12,535,153)	(12,535,153)	$(12,535,153)
Change in unrealized loss on marketable securities				54,078		54,078	54,078

Total comprehensive loss							$(12,481,075)

Stock based compensation	1,446	866,283				867,729
Stock option exercises	318	198,308				198,626
Amortization of restricted stock, net of forfeitures	(711)	(241,253)	333,848			91,884

March 31, 2005	$734,562	$458,704,001	$(346,611)	$(428,313)	$(367,873,649)	$90,789,990

Common stock issued during the three months ended March 31, 2005 consisted of 144,576 shares related to stock based compensation, 31,799 shares related to stock option purchases and a recovery of 71,073 forfeited unvested shares of restricted stock.

7. Commitments and Contingencies

Shareholder Class Action Lawsuit: As previously disclosed, the Company and certain of its officers and directors were defendants in a shareholder class action lawsuit filed in the federal district court for the Eastern District of New York entitled Plug Power Inc. Securities Litigation, CV-00-5553(ERK)(RML). On December 29, 2004, the plaintiffs and the defendants entered into a Stipulation and Agreement of Settlement to settle all remaining claims in the litigation, subject to final approval by the Court. The $5 million cash settlement requires no payment by the Company or the individual defendants and will be fully funded by directors and officers insurance. On April 29, 2005, the Court entered an Order and Final Judgment approving the settlement and dismissing the complaint with prejudice.

8. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the three months ended March 31, 2005 and 2004:

	March 31, 2005	March 31, 2004
Cash paid for interest	$25,314	$15,879
Property plant and equipment financed under capital lease obligation	—	129,900

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004 on March 15, 2005. In addition to historical information, this Form 10-Q and following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: our ability to develop commercially viable on-site energy products; the cost and timing of developing our on-site energy products; market acceptance of our on-site energy products; our reliance on our relationship with certain affiliates of General Electric (GEFCS); our ability to perform on our multi-generation product plan in a manner satisfactory to GEFCS; our ability to manufacture on-site energy products on a large-scale commercial basis; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our on-site energy products; the ability to raise and provide the necessary capital to develop, manufacture and market our on-site energy products; our ability to establish relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; our ability to protect our intellectual property; our ability to lower the cost of our on-site energy products and demonstrate their reliability; the cost of complying with current and future governmental regulations; the impact of deregulation and restructuring of the electric utility industry on demand for our on-site energy products; fluctuations in the trading price and volume of our common stock and other risks and uncertainties discussed, but are not limited to, those set forth under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

Overview

We design and develop on-site energy systems, based on proton exchange membrane fuel cell technology, for energy consumers worldwide. Our architecture-based technology platform, which includes proprietary proton exchange membrane (PEM) fuel cell and fuel processing technologies, from which multiple products are being offered or are under development. We are currently offering for commercial sale our GenCore® product, a back-up power product for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. We are also developing additional products, including a continuous power product, with optional combined heat and power capability for remote small commercial and remote residential applications; and an on-site hydrogen generation product for use in a variety of industrial gas applications.

We are a development stage enterprise in the beginning stages of field testing and marketing our initial commercial products to a limited number of customers, including telecom, utilities, government entities and our distribution partners. Our initial commercial product, the GenCore™ 5T (see Product Development and Commercialization), is designed to provide direct-current (DC) backup power for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications.. The GenCore™ 5T is fueled by hydrogen and does not require a fuel processor.

Our strategy for product sales, distribution and marketing relies on forming relationships with distributors and customers and entering into development and demonstration programs with electric utilities, government agencies and other energy providers. As such, we have formed distribution, marketing and technology development relationships with companies such as General Electric Company (GE), Honda, Vaillant, Tyco, Pemeas Gmbh (Pemeas), Engelhard Corporation and DTE Energy (see Strategic Relationships and Development Agreements). We are also engaging directly with customers as the market for our products is developing. Many of our initial sales of our GenCore™ 5T product are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months (see Critical Accounting Policies and Estimates - Revenue Recognition).

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

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of March 31, 2005, we had unrestricted cash and cash equivalents and marketable securities totaling $56.3 million and working capital of $54.2 million. Additionally, we have restricted cash in the amount of $4.3 million, which was escrowed to collateralize debt associated with the purchase of our facilities in 1999.

During the three months ended March 31, 2005, cash used by operating activities was $10.2 million consisting primarily of a net loss of $12.5 million offset, in part, by non-cash expenses in the amount of $2.9 million, including $847,000 for amortization and depreciation, $1.0 million for stock based compensation, $688,000 for amortization of intangible assets and $450,000 for equity losses in affiliates. Cash provided by investing activities for the three months ended March 31, 2005 was $17.0 million consisting of $17.6 million provided by marketable securities offset by $576,000 used to purchase property plant and equipment. Cash provided by financing activities was $182,000 consisting primarily of net proceeds from issuance of common stock for stock options exercised during the three months ended March 31, 2005.

We have financed our operations through March 31, 2005 primarily from the sale of equity, which has provided cash in the amount of $349.5 million. Since inception, net cash used in operating activities has been $272.5 million and cash used in investing activities has been $44.4 million, including our purchase of property, plant and equipment of $32.3 million, our investments in marketable securities in the amount of $30.8 million offset, in part, by net proceeds from acquisition of $29.5 million.

Product Development and Commercialization

We currently have one commercial product line, which we are continuing to enhance and broaden:

GenCore®—Back-up Power for Telecommunication, Broadband, Utility and UPS Applications—We currently offer the GenCore product line, which is focused on providing backup, direct-current (DC) backup power products in a power range of 2-12 kilowatts for applications in the telecom, broadband, utility and industrial UPS market applications. Our GenCore products are fueled by hydrogen and do not require a fuel processor. In the fourth quarter of 2003, we began initial shipments of the GenCore 5T product, and have shipped 128 units through March 31, 2005. See “Strategic Relationships and Development Agreements” for additional information regarding product development and commercialization.

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

GenSite™—On-Site Hydrogen Generation—We have combined our proprietary fuel processor technology with available commercial components for gas compression, purification and storage to further develop GenSite, an on-site hydrogen gas generator. This product is expected to target certain applications now served by packaged hydrogen gas (cylinders or tube trailers) or electrolyzers. We presently have a prototype system in our research and product development facilities in Apeldoorn, Holland, and another system at our Latham, NY headquarters. In 2005, we expect to install and operate a number of GenSite systems, in application, at customer locations. During 2004, we shipped our first GenSite system and it was installed and operational during the quarter ended March 31, 2005.

Home Energy Station—We are also currently developing technology in support of the automotive fuel cell market under an agreement with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd., under which we are exclusively and jointly developing and testing a fuel cell system that provides electricity and heat to a home or business, while also providing hydrogen fuel for a fuel cell vehicle (the “Home Energy Station”). In October 2003, we successfully demonstrated a prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California. In March 2004, we signed an agreement with Honda for the second phase of our expected multi-phase product development effort. As in the first phase, Honda is funding work under this new agreement. In September 2004, under the second phase of our work with Honda, we successfully demonstrated a second-generation prototype of the Home Energy Station at our Latham NY headquarters. This system is refueling a prototype Honda FCX fuel cell vehicle that is undergoing winter testing in the Albany, New York region, as well as two FCX vehicles that Honda has leased to New York State. In 2005 we are continuing our collaboration with Honda and in February, 2005 we signed an agreement with Honda for the third phase of this multi-phase Home Energy Station product development effort.

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

General Electric: In addition to the distribution agreement described above, we have entered into a separate agreement with GE relating to product development and we have agreed to source technical support services from GE, including engineering, testing, manufacturing and quality control services. Under the initial agreement, the Company is committed to purchase a minimum of $12.0 million of such services through September 2004. During 2005, the Company and GE extended this period through December 2007. Through March 31, 2005, we had purchased approximately $10.0 million of such services. Additionally, GE agreed to act as our agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and March 31, 2004.

Product and service revenue. Product and service revenue was $1.1 million for the three months ended March 31, 2005 compared to $1.4 million for the three months ended March 31, 2004. We defer recognition of product and service revenue at the time of delivery and recognize revenue as the continued service, maintenance and other support obligations expire (see Critical Accounting Policies and Estimates - Revenue Recognition). The costs associated with the product, service and other obligations are expensed as they are incurred.

Our initial sales of are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months.

During the three months ended March 31, 2005, we recognized product and service revenue of $1.1 million, $1.0 million of which was deferred at December 31, 2004, compared to $1.4 million during the same quarter last year, $1.3 million of which was deferred at December 31, 2003. We delivered a total of 16 fuel cell systems during the quarter ended March 31, 2005. The revenue associated with 10 of these systems is related to product and service arrangements and has been deferred while 6 fuel cell systems were delivered under a government contract and the associated revenue is included in research and development contract revenue. For the three months ended March 31, 2005, we deferred revenue in the amount of $140,000 for the 10 systems delivered under product and service arrangements, compared to $700,000 for the 24 fuel cell systems delivered during the same period in 2004.

At March 31, 2005, we had total deferred product and service revenue in the amount of $4.6 million of which we expect to recognize approximately $3.3 million through the remainder of 2005.

Research and development contract revenue. Research and development contract revenue increased to $2.2 million for the three months ended March 31, 2005 from $1.9 million during the same period last year. The increase is due to the addition of development agreements with the U.S. Department of Defense and increased activity under U.S. Department of Energy and New York State Energy Research and Development Authority research and development contracts. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue decreased to $708,000 for three months ended March 31, 2005 from $895,000 for three months ended March 31, 2004. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services.

Cost of research and development contract revenue. Cost of research and development contract revenue increased to $2.9 million for three months ended March 31, 2005 from $2.6 million for three months ended March 31, 2004. The increase in these costs related to the additional development agreements described above under research and development contract revenue. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Noncash research and development expense. Noncash research and development expense for the three months ended March 31, 2005, decreased to $372,000 from $474,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The decrease is primarily the result of the recovery of amortization associated with forfeited shares of restricted stock.

Other research and development expense. Other research and development expenses were $9.4 million for the three months ended March 31, 2005 compared to $9.3 million for the three months ended March 31, 2004. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques, which result in lower research and development costs because we build fewer systems for internal test and evaluation.

For the quarter ended March 31, 2005, other research and development expense also includes amortization in the amount of $688,000 related to the portion of the H Power purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”. During the same period last year, other research and development expense included amortization of prepaid development costs in the amount of $358,000 under our joint development program with Engelhard and amortization in the amount of $688,000 related to the portion of the H Power purchase price which had been capitalized and recorded on our balance sheet under the caption “Intangible assets”.

Noncash general and administrative expense. Noncash general and administrative expenses for the three months ended March 31, 2005 decreased to $136,000 from $252,000 for the three months ended March 31, 2004. Noncash general and administrative expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The decrease is primarily the result of the recovery of amortization associated with forfeited shares of restricted stock.

Other general and administrative expense. Other general and administrative expense increased to $2.0 million for three months ended March 31, 2005 from $1.7 million for three months ended March 31, 2004. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities decreased to $270,000 for the three months ended March 31, 2005, from $367,000 for the same period in 2004. The decrease was the result of lower cash balances offset by slightly higher yields on our investment portfolio.

Interest expense. Interest expense was $29,000 for the three months ended March 31, 2005, compared to $16,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Equity in losses of affiliates. Equity in losses of affiliates decreased to $450,000 for the three months ended March 31, 2005 from $466,000 during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of loss of GE Fuel Cell Systems in the amount of $2,000 and the amortization of our original investments in the amount of $448,000.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $178.8 million as of December 31, 2004, due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At March 31, 2005, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero for the three months ended March 31, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. On April 14, 2005, the Securities and Exchange Commission (SEC) delayed the effective date of SFAS No. 123R from the first annual or interim fiscal period beginning after June 15, 2005, to the first quarter of the first fiscal year beginning after June 15, 2005. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2004, net loss would have been increased by approximately $7.5 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or in the year of adoption. We are currently evaluating these transition methods.

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

Several key indicators of liquidity are summarized in the following table:

	Three months ended March 31, 2005	Three months ended March 31, 2004	Year ended December 31, 2004
Cash, cash equivalents and marketable securities at end of period	$56,341,000	$93,381,000	$66,849,000
Working capital at end of period	54,159,000	90,727,000	64,073,000
Net Loss	12,535,000	11,952,000	46,739,000
Net cash used in operating activities	10,168,000	8,645,000	33,896,000
Purchase of property plant and equipment	576,000	399,000	1,617,000

During the three months ended March 31, 2005, the Company used $10.2 million of cash for operating activities consisting primarily of a net loss of $12.5 million offset, in part, by non-cash expenses in the amount of $3.1 million, including $847,000 for amortization and depreciation, $960,000 for stock based compensation, $688,000 for amortization of intangible assets and $450,000 for equity losses in affiliates. Changes in operating assets and liabilities consumed $578,000 in cash for operating activities.

During the three months ended March 31, 2005, net cash provided by investing activities was $17.0 million consisting of $17.6 million provided by marketable securities offset by $576,000 used to purchase property plant and equipment. Cash provided by financing activities was $182,000 consisting primarily of net proceeds from issuance of common stock for stock options exercised during the three months ended March 31, 2005.

Since inception, net cash used in operating activities has been $272.5 million and cash used in investing activities has been $44.4 million, including our purchase of property, plant and equipment in the amount of $32.3 million, our investments in marketable securities in the amount of $30.8 million and offset, in part, by our net proceeds from acquisition of $29.5 million.

From inception through March 31, 2005, our stockholders in the aggregate have contributed $349.5 million in cash, including $93.0 million in net proceeds from our initial public offering and $106.6 million in net proceeds from our subsequent public offerings. Additionally, in the first quarter of 2003, we issued approximately 9.0 million shares of common stock in connection with a merger transaction with H Power Corp. which increased our consolidated cash, cash equivalents and marketable securities by approximately $29.5 million, after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.1 million.

From inception through March 31, 2005, we have incurred losses of $367.9 million and expect to continue to incur losses as we continue our product development and commercialization programs and prepare for the commencement of manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the cost and sales price of such systems, the related service requirements necessary to maintain those systems and potential design changes required as a result of field testing.

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Shareholder Class Action Lawsuit: As previously disclosed, the Company and certain of its officers and directors were defendants in a shareholder class action lawsuit filed in the federal district court for the Eastern District of New York entitled Plug Power Inc. Securities Litigation, CV-00-5553(ERK)(RML). On December 29, 2004, the plaintiffs and the defendants entered into a Stipulation and Agreement of Settlement to settle all remaining claims in the litigation, subject to final approval by the Court. The $5 million cash settlement requires no payment by the Company or the individual defendants and will be fully funded by directors and officers insurance. On April 29, 2005, the Court entered an Order and Final Judgment approving the settlement and dismissing the complaint with prejudice.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, we issued 34,890 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

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

PLUG POWER INC.

Date: May 9, 2005	by:	/s/ Roger B. Saillant
Roger B. Saillant Chief Executive Officer

	by:	/s/ David A. Neumann
David A. Neumann Chief Financial Officer