Form 10-Q
period 2005-06-30
PLUG POWER INC
filed 2005-07-28
CIK 1093691

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of shares of common stock, par value of $.01 per share, outstanding as of July 1, 2005 was 73,610,841.

PLUG POWER INC.

INDEX to FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets – June 30, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Operations – Three and six month periods ended June 30, 2005 and June 30, 2004 and Cumulative Amounts from Inception	4

Condensed Consolidated Statements of Cash Flows—Six month periods ended June 30, 2005 and June 30, 2004 and Cumulative Amounts from Inception	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 – Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings	22

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6 – Exhibits and Reports on Form 8-K	22

Signatures	23

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,439,334	$18,976,767
Restricted cash	365,000	365,000
Marketable securities	29,771,253	47,872,662
Accounts receivable	1,123,393	2,989,481
Inventory	5,313,191	3,527,140
Prepaid expenses and other current assets	1,263,871	1,230,713

Total current assets	55,276,042	74,961,763
Restricted cash	3,965,274	3,965,274
Property, plant and equipment, net	21,103,934	21,829,254
Intangible asset	—	687,500
Investment in affiliate	4,886,629	5,785,358
Goodwill	10,388,980	10,388,980
Other assets	330,477	379,361

Total assets	$95,951,336	$117,997,490

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,442,378	$2,339,143
Accrued expenses	2,157,441	2,447,316
Deferred revenue	4,724,720	5,675,227
Current portion of capital lease obligation and long-term debt	393,996	427,238

Total current liabilities	9,718,535	10,888,924
Long-term debt	3,998,391	3,998,391
Other liabilities	1,026,118	997,349

Total liabilities	14,743,044	15,884,664

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 73,610,841 shares issued and outstanding at June 30, 2005 and 73,350,878 shares issued and outstanding at December 31, 2004	736,109	733,509
Additional paid-in capital	459,666,158	457,880,663
Unamortized value of restricted stock	(107,456)	(680,459)
Accumulated other comprehensive loss	(325,433)	(482,391)
Deficit accumulated during the development stage	(378,761,086)	(355,338,496)

Total stockholders’ equity	81,208,292	102,112,826

Total liabilities and stockholders’ equity	$95,951,336	$117,997,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Amounts from Inception
	2005	2004	2005	2004
Revenue

Product and service revenue	$1,473,669	$1,508,040	2,530,039	$2,859,127	$27,352,984
Research and development contract revenue	2,183,015	2,176,974	4,347,332	4,111,492	52,840,723

Total revenue	3,656,684	3,685,014	6,877,371	6,970,619	80,193,707

Cost of revenue and expenses

Cost of product and service revenues	975,316	1,753,054	1,682,981	2,647,898	26,882,777
Cost of research and development contract revenue	3,255,333	3,065,020	6,169,792	5,654,906	75,247,037
In-process research and development	—	—	—	—	12,026,640
Research and development expense:
Noncash stock-based compensation	377,080	521,138	749,354	995,321	7,981,429
Other research and development	7,364,196	7,338,143	16,813,184	16,595,345	278,086,797
General and administrative expense:
Noncash stock-based compensation	468,405	479,066	603,949	731,275	15,478,348
Other general and administrative	1,907,101	1,827,074	3,874,834	3,481,564	48,534,449

Operating loss	(10,690,747)	(11,298,481)	(23,016,723)	(23,135,690)	(384,043,770)
Interest income	285,476	442,576	555,724	809,394	20,068,384
Interest expense	(33,892)	(9,561)	(62,862)	(25,440)	(1,094,579)

Loss before equity in losses of affiliates	(10,439,163)	(10,865,466)	(22,523,861)	(22,351,736)	(365,069,965)
Equity in losses of affiliates	(448,274)	(433,523)	(898,729)	(899,341)	(13,691,121)

Net loss	$(10,887,437)	$(11,298,989)	$(23,422,590)	$(23,251,077)	$(378,761,086)

Loss per share:
Basic and diluted	$(0.15)	$(0.15)	$(0.32)	$(0.32)

Weighted average number of shares outstanding	73,493,993	73,054,440	73,471,719	72,997,887

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Cumulative Amounts from Inception
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(23,422,590)	$(23,251,077)	$(378,761,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,749,779	2,061,947	25,354,604
Equity in losses of affiliates	898,729	899,341	13,691,121
Amortization of intangible asset	687,500	1,375,000	15,124,501
Noncash prepaid development costs	—	708,481	10,000,000
Amortization of deferred grant revenue	—	(100,000)	(1,000,000)
Stock based compensation	1,805,102	2,265,116	23,945,398
Loss on disposal of property, plant and equipment	—	—	32,493
In-kind services	—	—	1,340,000
Amortization and write-off of deferred rent	—	—	2,000,000
In-process research and development	—	—	7,042,640

Accounts receivable	1,866,088	(1,271,269)	(904,052)
Inventory	(1,786,051)	(922,506)	(4,958,618)
Prepaid expenses and other current assets	(39,073)	(433,627)	(3,306,257)
Accounts payable and accrued expenses	(186,640)	(1,327,411)	2,920,585
Deferred revenue	(950,507)	1,446,461	5,724,720

Net cash used in operating activities	(19,377,663)	(18,549,544)	(281,753,951)

Cash Flows From Investing Activities:
Proceeds from acquisition, net	—	—	29,465,741
Purchase of property, plant and equipment	(940,891)	(707,831)	(32,645,690)
Proceeds from disposal of property, plant and equipment	—	—	310,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Proceeds from sale of marketable securities	23,750,542	33,538,064	766,215,714
Purchases of marketable securities	(5,492,175)	(63,002,825)	(796,312,400)

Net cash provided by (used in) investing activities	17,317,476	(30,172,592)	(44,090,469)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	—	140,342,782
Proceeds from public offerings, net	—	—	201,911,705
Stock issuance costs	—	—	(2,384,072)
Proceeds from shares issued for stock option exercises and employee stock purchase plan	555,996	692,947	10,030,838
Cash placed in escrow	—	—	(4,330,274)
Principal payments on long-term debt and capital lease obligations	(33,242)	(32,692)	(2,287,225)

Net cash provided by financing activities	522,754	660,255	343,283,754

(Decrease) increase in cash and cash equivalents	(1,537,433)	(48,061,881)	17,439,334
Cash and cash equivalents, beginning of period	18,976,767	88,685,255	—

Cash and cash equivalents, end of period	$17,439,334	$40,623,374	17,439,334

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

The Company is focused on a platform-based systems architecture, which includes PEM fuel cell and fuel processing technologies, from which it is offering or developing multiple products. The Company is currently offering its GenCore® product for commercial sale. The GenCore® product is a back-up power product for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. The Company is also developing additional products for continuous-run power applications, with optional combined heat and power capability for remote small commercial and remote residential applications and an on-site hydrogen generation product for use in a variety of industrial gas applications.

Liquidity

The Company’s cash requirements depend on numerous factors, including completion of its product development activities, ability to commercialize its on-site energy products, market acceptance of its systems and other factors. The Company expects to continue to devote substantial capital resources to continue its development programs directed at commercializing on-site energy products for worldwide use, hiring and training its production staff, developing and expanding its manufacturing capacity, and continuing expansion of its production and its research and development activities. The Company will pursue the expansion of its operations through internal growth and strategic acquisitions and expects that such activities will be funded from existing cash and cash equivalents and issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The Company’s failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect its ability to pursue its strategy and could negatively affect its operations in future periods. The Company anticipates incurring additional losses over at least the next several years and believes that its current cash, cash equivalents and marketable securities balances will provide sufficient capital to fund operations for at least the next twelve months.

At June 30, 2005, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $47.2 million and working capital of $45.6 million. Management believes that the Company’s currently available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2004 has been derived from the Company’s December 31, 2004 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements for the periods as of and ending June 30, 2005 and 2004.

Cash Equivalents and Restricted Cash: Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

At June 30, 2005, the Company had restricted cash in the amount of $4.3 million that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, “Restricted cash” in the accompanying condensed consolidated balance sheets.

Marketable Securities: Marketable securities include investments in corporate debt securities and US Treasury obligations which are carried at fair value and are considered available for sale. At June 30, 2005, the difference between the cost and the fair value of these securities result in an unrealized loss in the amount of $325,000, which is reflected as a component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” At June 30, 2005, the Company held marketable securities with maturities up to twenty-six months.

Inventory: Inventory is stated at the lower of average cost or market and generally consists of raw materials.

Goodwill and Other Intangible Assets: The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

Impairment of Long-Lived Assets: Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

The Company’s initial sales of GenSys® and GenCore® 5T are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within contractual arrangements are not accounted for separately based on the Company’s limited commercial experience and available evidence of fair value. The Company’s contractual arrangements under its initial commercial sales are with a limited number of customers and the arrangements are separately negotiated and not combined. As a result, the Company defers recognition of product and service revenue and recognizes revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months. At June 30, 2005 and December 31, 2004, the Company had deferred product and service revenue in the amount of $3.7 million and $5.5 million, respectively.

As the Company gains commercial experience, including field experience relative to service and warranty based on the sales of initial products, the fair values for the multiple elements within future contracts may become determinable and the Company may, in future periods, recognize revenue upon delivery of the product or may continue to defer recognition, based on application of appropriate guidance within EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or changes in the manner contractual agreements are structured, including agreements with distribution partners.

Research and Development Contract Revenue: Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. At June 30, 2005 and December 31, 2004, the Company had deferred contract revenue of $1.0 million and $200,000, respectively.

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

Stock-Based Compensation: The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25,” to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(10,887,437)	$(11,298,989)	$(23,422,590)	$(23,251,077)

Add: Stock-based employee compensation expense included in reported net loss	845,485	598,540	1,353,303	1,324,932

Deduct: Total stock-based employee compensation determined under fair value based method	(1,828,390)	(1,828,801)	(3,287,620)	(3,656,938)

Proforma net loss	$(11,870,342)	$(12,529,250)	$(25,356,907)	$(25,583,083)

Loss per share

Basic and diluted – as reported	$(0.15)	$(0.15)	$(0.32)	$(0.32)

Basic and diluted - proforma	$(0.16)	$(0.17)	$(0.34)	$(0.35)

On June 20, 2003, the Company issued 607,804 shares of restricted stock and cancelled 1,810,048 options to purchase common stock in connection with the Company’s offer to eligible employees to exchange options to purchase shares of common stock with an exercise price of $8.53 or greater per share for shares of restricted stock on a three for one basis. The shares of restricted stock received in this exchange will vest in three equal installments effective 21 months, 24 months and 27 months from the date of the exchange. During the three month period ended June 30, 2005, the Company recorded employee compensation expense of approximately $159,000 relating to the issuance of the restricted stock awards. This amount represents recognition of compensation expense on a straight-line basis over the vesting periods of the restricted stock.

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

Recent Accounting Pronouncements:  In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after December 15, 2005. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2004, net loss would have been increased by approximately $7.5 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

3. Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(10,887,437)	$(11,298,989)	$(23,422,590)	$(23,251,077)
Denominator:
Weighted average number of common shares	73,493,993	73,054,440	73,471,719	72,997,887
Loss per share:
Basic and diluted	(0.15)	(0.15)	(0.32)	(0.32)

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares at June 30, 2005 and 2004 are summarized as follows:

	2005	2004
Number of dilutive potential common shares	6,161,776	5,493,386

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

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying consolidated statements of operations. GEFCS had an operating and net loss of approximately $1,000 for the three months ended June 30, 2005. For the three months ended June 30, 2005, equity in losses of affiliates related to GEFCS was approximately $448,000, consisting almost entirely of amortization of the related intangible asset. Accumulated amortization at June 30, 2005 was $11.4 million.

Our distribution agreement with GE Fuel Cell Systems (GEFCS) has been amended on a number of occasions, most recently in April 2005. The amendments to our distribution agreement provide for the ability to sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore® back-up power product line, our GenSite™ hydrogen generation product line and our GenSys® prime power product line (for telecommunication and broadband applications). In exchange, starting in the fourth quarter of 2005 we have agreed to pay a 5% commission for GenCore®, and starting in the fourth quarter of 2005 we have agreed to pay a 5% commission of GenSite™, in each case based on sales price, to GEFCS. We have also agreed to pay a 5% commission for GenSys® beginning in the fourth quarter of 2006. The distribution agreement expires on December 31, 2014.

Under a separate agreement with the General Electric Company, for its product development effort, the Company has agreed to source technical support services, including engineering, testing, manufacturing and quality control services. Under the initial agreement, the Company was committed to purchase a minimum of $12.0 million of such services over a five-year period, which began September 30, 1999. During 2005, the Company and General Electric Company extended this period through December 2007. Through June 30, 2005, the Company had purchased approximately $10.1 million of such services. Additionally, General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company’s employees regarding procurement activities.

5. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of June 30, 2005 and December 31, 2004 were as follows:

	Weighted Average Amortization Period	June 30, 2005		December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution Agreement	10 years	$16,250,000	$11,363,371	$16,250,000	$10,464,642
Purchased Technology—H Power	2 years	5,500,000	5,500,000	5,500,000	4,812,500

Total		$21,750,000	$16,863,371	$21,750,000	$15,277,142

Amortization expense for acquired intangible assets during the six months ended June 30, 2005 was $1.5 million. Estimated amortization expense for the remainder of 2005 and the succeeding years is as follows:

Estimated Amortization Expense
Remainder of 2005	$896,000
2006	1,792,000
2007	1,792,000
2008	408,000

6. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2005 are as follows:

	Common Stock	Additional Paid-in Capital	Unamortized Value of Restricted Stock	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity	Comprehensive Loss
December 31, 2004	$733,509	$457,880,663	$(680,459)	$(482,391)	$(355,338,496)	$102,112,826
Net loss					(23,422,590)	(23,422,590)	$(23,422,590)
Change in unrealized loss on marketable securities				156,958		156,958	156,958

Total comprehensive loss							$(23,265,632)

Stock based compensation	2,526	1,551,358				1,553,884
Stock option exercises	572	362,340				362,912
Employee stock purchase plan	372	192,712				193,084
Amortization of restricted stock, net of forfeitures	(870)	(320,915)	573,003			251,218

June 30, 2005	$736,109	$459,666,158	$(107,456)	$(325,433)	$(378,761,086)	$81,208,292

Common stock issued during the three months ended June 30, 2005 consisted of 108,954 shares related to stock based compensation, 25,433 shares related to stock option exercises, 37,178 shares issued under the Employee Stock Purchase Plan, and a forfeiture of 16,904 forfeited unvested shares of restricted stock.

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

8. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the six months ended June 30, 2005 and 2004:

	June 30, 2005	June 30, 2004
Cash paid for interest	$56,455	$38,895
Property plant and equipment financed under capital lease obligation	—	129,900

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

Overview

We design and develop on-site energy systems, based on proton exchange membrane fuel cell technology, for commercial and residential energy consumers worldwide. We are focused on platform-based systems architecture, which includes proton exchange membrane (PEM) fuel cell and fuel processing technologies, from which we are offering or developing multiple products. We are currently offering our GenCore® product for commercial sale. Our GenCore® product is a back-up power product for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. We are also developing additional products for continuous-run power applications, with optional combined heat and power capability for remote small commercial and remote residential applications and an on-site hydrogen generation product for use in a variety of industrial gas applications.

We are a development stage enterprise in the beginning stages of field testing and marketing our initial commercial products to a limited number of customers, including telecom, utilities, government entities and our distribution partners. Our initial commercial product, the GenCore™ 5T (see Product Development and Commercialization), is designed to provide direct-current (DC) backup power for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. The GenCore® 5T is fueled by hydrogen and does not require a fuel processor.

Our strategy for product sales, distribution and marketing relies on forming relationships with distributors and customers and entering into development and demonstration programs with electric utilities, government agencies and other energy providers. As such, we have formed distribution, marketing and technology development relationships with companies such as General Electric Company (GE), Honda, Vaillant, Tyco, Pemeas Gmbh (Pemeas), Engelhard Corporation and DTE Energy (see Strategic Relationships and Development Agreements). We are also engaging directly with customers as the market for our products develops. Many of our initial sales of our GenCore™ 5T product are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months (see Critical Accounting Policies and Estimates - Revenue Recognition).

As we gain commercial experience, including field experience relative to service and warranty based on the sales of our initial products, the fair values for the multiple elements within our future contracts may become determinable and we may, in future periods, recognize revenue upon delivery of the product or we may continue to defer recognition, based on application of appropriate guidance within EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or changes in the manner in which we structure contractual agreements, including our agreements with distribution partners.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of June 30, 2005, we had unrestricted cash and cash equivalents and marketable securities totaling $47.2 million and working capital of $45.6 million. Additionally, we have restricted cash in the amount of $4.3 million, which was escrowed to collateralize debt associated with the purchase of our facilities in 1999.

During the six months ended June 30, 2005, cash used by operating activities was $19.4 million consisting primarily of a net loss of $23.4 million offset, in part, by non-cash expenses in the amount of $5.1 million, including $1.7 million for amortization and depreciation, $1.8 million for stock based compensation, $688,000 for amortization of intangible assets and $898,000 for equity losses in affiliates. Cash provided by investing activities for the six months ended June 30, 2005 was $17.3 million consisting of $18.3 million provided by marketable securities offset by $941,000 used to purchase property plant and equipment. Cash provided by financing activities was $523,000 consisting primarily of net proceeds from the issuance of common stock for stock options exercised during the six months ended June 30, 2005.

We have financed our operations through June 30, 2005 primarily from the sale of equity, which has provided cash in the amount of $349.9 million. Since inception, net cash used in operating activities has been $281.8 million and cash used in investing activities has been $44.1 million, including our purchase of property, plant and equipment of $32.6 million and our investments in marketable securities in the amount of $30.1 million offset, in part, by net proceeds from acquisition of $29.5 million.

Product Development and Commercialization

We currently have one commercial product line, which we are continuing to enhance and broaden:

GenCore®— Our GenCore® product line is focused on providing back-up, DC power products in a power range of 1-12 kilowatts for applications in the telecom, broadband, utility and industrial UPS market applications. In the fourth quarter of 2003, the Company began initial shipments of the GenCore® 5T product, and has shipped 152 units through June 30, 2005. The Company recently announced several orders for a total of 116 GenCore® back-up fuel cell systems from Tyco and the sale of 12 GenCore® systems to the Florida Department of Environmental Protection, marking the first commercial purchase of a GenCore® product by a state agency.

Additionally, we continue to advance the development of our other technology platforms:

GenSys®—We are developing GenSys® into a platform that is expected to support a number of products, including systems fueled by liquefied petroleum gas (LPG) for remote applications and, eventually, grid-connected light commercial and residential applications fueled by LPG or natural gas. In connection with the development of our GenSys® platform, we are developing combined heat and power (CHP) fuel cell systems for light commercial and residential applications that provide supplemental heat as electricity is produced. The GenSys® development effort also includes a joint development program with Vaillant, under which we are developing a product that combines our fuel cell system with Vaillant’s gas heating technology to provide heat, electricity and hot water for the European light commercial and residential markets. We recently received a contract extension from the Department of Defense to install 10 GenSys® systems at Robbins Air Force base where they will be tested for reliability and suitability for use on military bases.

GenSite™—We have combined our proprietary fuel processor technology with available commercial components for gas compression, purification and storage to further develop GenSite™, an on-site hydrogen gas generator. This product is expected to target certain applications now served by packaged hydrogen gas (cylinders or tube trailers) or electrolyzers. We presently have a prototype system in our research and product development facilities in Apeldoorn, Holland, and another system at our Latham, NY headquarters. In 2005, we expect to install and operate a number of GenSite™ systems, in application, at customer locations. During 2004, we shipped our first GenSite™ system and it was installed and operational during the quarter ended March 31, 2005.

Home Energy Station—We are also currently developing technology in support of the automotive fuel cell market under an agreement with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd., under which we are exclusively and jointly developing and testing a fuel cell system that provides electricity and heat to a home or business, while also providing hydrogen fuel for a fuel cell vehicle (the “Home Energy Station”). In October 2003, we successfully demonstrated a prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California. In March 2004, we signed an agreement with Honda for the second phase of our expected multi-phase product development effort. As in the first phase, Honda is funding work under this agreement. In September 2004, under the second phase of our work with Honda, we successfully demonstrated a second-generation prototype of the Home Energy Station at our Latham NY headquarters. This system is refueling a prototype Honda FCX fuel cell vehicle that is undergoing winter testing in the Albany, New York region, as well as two FCX vehicles that Honda has leased to the State of New York. We are continuing our collaboration with Honda and in February 2005 we signed an agreement with Honda for the third phase of this multi-phase Home Energy Station product development effort.

GenDrive™—The GenCore® platform is expected to provide the basis for our development of the GenDrive™ product, a hydrogen-fueled battery-replacement module for material handling equipment. We continue to explore partnerships with end users of this product to develop the GenDrive™ further.

Strategic Relationships and Development Agreements

Since our inception, we have formed strategic relationships with suppliers of key components, developed distributor and customer relationships and entered into development and demonstration programs with electric utilities, government agencies and other energy providers. Relationships have been established for sales and marketing related activity, as well as technology development. These relationships include distribution, marketing and technology arrangements with companies such as General Electric Company (GE), Honda, Vaillant, Tyco, Pemeas Gmbh (Pemeas), Engelhard Corporation and DTE Energy, and relationships with supply chain partners, including 3M, Dana, Toyo, Entegris, Parker and Arvin Meritor. Some of these relationships are described in greater detail below.

GE Entities: In February 1999, we entered into an agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service our stationary PEM fuel cell systems on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc. has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of GE that operates within the GE Energy (formerly known as GE Power Systems) business. Under the terms of our distribution agreement with GEFCS, we serve as GEFCS’ exclusive supplier of PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement. We have a 40% ownership interest in GEFCS.

Our distribution agreement with GE Fuel Cell Systems (GEFCS) has been amended on a number of occasions, most recently in April 2005. These amendments include an increase to the Company’s ownership interest in GEFCS from 25% to 40%. In return, the Company granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of its common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. We have also amended our distribution agreement to provide for the ability to sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore® back-up power product line, our GenSite™ hydrogen generation product line and our GenSys® prime power product line (for telecommunication and broadband applications). In exchange, starting in the fourth quarter of 2005 we have agreed to pay a 5% commission for GenCore®, and starting in the fourth quarter of 2005 we have agreed to pay a 5% commission of GenSite™, in each case based on sales price, to GEFCS. We have also agreed to pay a 5% commission for GenSys® beginning in the fourth quarter of 2006. The distribution agreement expires on December 31, 2014.

General Electric: In addition to the distribution agreement described above, we have entered into a separate agreement with GE relating to product development and we have agreed to source technical support services from GE, including engineering, testing, manufacturing and quality control services. Under the initial agreement, the Company is committed to purchase a minimum of $12.0 million of such services through September 2004. During 2005, the Company and GE extended this period through December 2007. Through June 30, 2005, we had purchased approximately $10.1 million of such services. Additionally, GE agreed to act as our agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

Honda: As described above, we have an agreement with Honda to exclusively and jointly develop and test the Home Energy Station. We are currently entering Phase III development of a third generation home energy station prototype. In addition, we have signed a new agreement with Honda to collaborate on research and development activities for future products.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2005 and June 30, 2004.

Product and service revenue. Product and service revenue was $1.5 million for the three months ended June 30, 2005 compared to $1.5 million for the three months ended June 30, 2004. We defer recognition of product and service revenue at the time of delivery and recognize revenue as the continued service, maintenance and other support obligations expire (see Critical Accounting Policies and Estimates - Revenue Recognition). The costs associated with the product, service and other obligations are expensed as they are incurred.

Our initial sales of the GenCore® product are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract payment upon delivery and installation of the fuel cell system are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months.

During the three months ended June 30, 2005, we recognized product and service revenue of $1.5 million, $1.3 million of which was deferred at December 31, 2004, compared to $1.5 million during the same quarter last year, $1.2 million of which was deferred at December 31, 2003. We delivered a total of 26 fuel cell systems during the quarter ended June 30, 2005. The revenue associated with 21 of these systems is related to product and service arrangements and has been deferred while 5 fuel cell systems were delivered under a government contract and the associated revenue is included in research and development contract revenue. For the three months ended June 30, 2005, we deferred revenue in the amount of $424,000 for the 21 systems delivered under product and service arrangements, compared to $2.7 million for the 42 fuel cell systems delivered during the same period in 2004.

At June 30, 2005, we had total deferred product and service revenue in the amount of $3.7 million of which we expect to recognize approximately $3.2 million during the remainder of 2005.

Research and development contract revenue. Compared to the same period in the prior year, research and development contract revenue was flat at $2.2 million for the three months ended June 30, 2005. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue decreased to $1.0 million for the three months ended June 30, 2005 from $1.8 million for the three months ended June 30, 2004. The decrease was driven primarily by a change in product mix as compared to the prior year, with more lower cost GenCore® units sold in 2005 versus more higher cost GenSite™ units sold in the prior year. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services.

Cost of research and development contract revenue. Cost of research and development contract revenue increased to $3.3 million for the three months ended June 30, 2005 from $3.1 million for the three months ended June 30, 2004. The increase in these costs related to the additional development agreements described above under research and development contract revenue. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Noncash research and development expense. Noncash research and development expense for the three months ended June 30, 2005, decreased to $377,000 from $521,000 for the same period last year. Noncash research and development expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The decrease is primarily the result of stock based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program offset by the recovery of amortization associated with forfeited shares from terminated employees.

Other research and development expense. Other research and development expenses were $7.4 million for the three months ended June 30, 2005 compared to $7.3 million for the three months ended June 30, 2004. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs.

For the quarter ended June 30, 2004, other research and development expense also included amortization in the amount of $688,000 related to the portion of the H Power purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”. This intangible asset became fully amortized during the first quarter of fiscal 2005 and, thus, there is no related amortization expense for the three months ended June 30, 2005.

Noncash general and administrative expense. Noncash general and administrative expenses for the three months ended June 30, 2005 decreased to $468,000 from $479,000 for the three months ended June 30, 2004. Noncash general and administrative expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The decrease is primarily the result of stock based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program offset by the recovery of amortization associated with forfeited shares from terminated employees.

Other general and administrative expense. Other general and administrative expense increased to $1.9 million for the three months ended June 30, 2005 from $1.8 million for the three months ended June 30, 2004. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities decreased to $285,000 for the three months ended June 30, 2005 from $443,000 for the same period in 2004. The decrease was the result of lower cash balances partly offset by slightly higher yields on our investment portfolio.

Interest expense. Interest expense was $34,000 for the three months ended June 30, 2005, compared to $10,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations. The increase in expense as compared to the prior year was driven by an increase in the floating interest rate on the loan for the purchase of real estate.

Equity in losses of affiliates. Equity in losses of affiliates increased to $448,000 for the three months ended June 30, 2005 from $434,000 during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of loss of GE Fuel Cell Systems, which was $0 as GE Fuel Cell Systems was essentially breakeven for the three months ended June 30, 2005, and the amortization of our original investments in the amount of $448,000.

Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized.

Comparison of the Six Months Ended June 30, 2005 and June 30, 2004

Product and service revenue. During the six months ended June 30, 2005, we delivered 42 fuel cell systems. The revenue associated with 31 of these systems is related to product and service arrangements. Accordingly, under our accounting policy for product and service revenue, we have deferred revenue on these 31 systems which will be recognized over the stated contractual term. The associated costs of the 31 fuel cell systems shipped to customers were included in cost of product and service revenue. The remaining 11 fuel cell systems were shipped under a government contract and the associated revenue is included in research and development contract revenue while the associated costs are included in cost of research and development contract revenue in the accompanying condensed consolidated statement of operations for the period ended June 30, 2005.

We invoiced $563,000 for the 31 systems shipped to customers as compared to $2.6 million for the 68 fuel cell systems shipped during the same period 2004. The decrease in the amount invoiced is the result of an increased proportion of our shipments coming from our GenCore product which has a lower average selling price per unit than our GenSys product (see Product Development and Commercialization). During the six months ended June 30, 2005, we recognized product and service revenue of $2.5 million, of which $2.3 million was deferred at December 31, 2004, compared to $2.9 million during the same period last year, of which $2.5 million was deferred at December 31, 2003.

Research and development contract revenue. Research and development contract revenue increased to $4.3 million for the six months ended June 30, 2005 from $4.1 million during the same period last year. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue was $1.7 million for the six month period ended June 30, 2005 compared to $2.6 million for the same period last year. The decrease was driven primarily by a change in product mix as compared to the prior year, with more lower cost GenCore® units sold in 2005 versus more higher cost GenSite™ units sold in the prior year. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services.

Cost of research and development contract revenue. Cost of research and development contract revenue increased to $6.2 million for the six months ended June 30, 2005 from $5.7 million for the six months ended June 30, 2004. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Noncash research and development expenses. Noncash research and development expense for the six months ended June 30, 2005, decreased to $749,000 from $995,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided. The decrease is primarily the result of decreased stock-based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program.

Other research and development expense. Other research and development expense was $16.8 million for the six months ended June 30, 2005 compared to $16.6 million for the six months ended June 30, 2004. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs.

Noncash general and administrative expense. Noncash general and administrative expenses for the six months ended June 30, 2005 decreased to $604,000 from $731,000 for the six months ended June 30, 2004. Noncash general and administrative expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided. The decrease is primarily the result of stock-based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program.

Other general and administrative expense. Other general and administrative expense was $3.9 million for the six months ended June 30, 2005 compared to $3.5 million for the same period last year. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services. General salary increases as well as increased compensation expense pertaining to the expanded sales force contributed to the increase in other general and administrative expense as compared to the prior year.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities decreased to $556,000 for the six months ended June 30, 2005 from $809,000 for the same period in 2004. The decrease was due to lower cash balances offset, in part, by higher yields.

Interest expense. Interest expense was $63,000 for the six months ended June 30, 2005, compared to $25,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Equity in losses of affiliates. Equity in losses of affiliates for the six months ended June 30, 2005 and 2004 was $899,000. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems in the amount of $3,000 and amortization of our original investments in the amount of $896,000.

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

Revenue recognition: We are a development stage enterprise in the stages of performing field testing and marketing our initial commercial products to a limited number of customers, including telecom, utilities, government entities and our distribution partners. This initial product is a limited edition fuel cell system that is intended to offer complementary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements to our initial product are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation and UPS applications.

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

Our initial sales of GenSys® and GenCore® are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months.

As we gain commercial experience, including field experience relative to service and warranty based on the sales of our initial products, the fair values for the multiple elements within our future contracts may become determinable and we may, in future periods, recognize revenue upon delivery of the product or we may continue to defer recognition, based on application of appropriate guidance within EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or changes in the manner in which we structure contractual agreements, including our agreements with distribution partners.

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

When we determine that the carrying value of intangible, long-lived assets and goodwill, if any, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based upon the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as appropriate. Based on the review during the year ended December 31, 2004, we do not believe an impairment charge is required.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance as of June 30, 2005, due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At June 30, 2005, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero for the three and six months ended June 30, 2005.

Recent Accounting Pronouncements:  In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after December 15, 2005. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2004, net loss would have been increased by approximately $7.5 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

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

Several key indicators of liquidity are summarized in the following table:

	Six Months Ended June 30, 2005(2)	Six Months Ended June 30, 2004(2)	Year Ended December 31, 2004(2)
Cash, cash equivalents and marketable securities (1)	$47,211,000	$82,879,000	$66,849,000
Working capital (1)	45,558,000	81,996,000	64,073,000
Net loss	23,423,000	23,251,000	46,739,000
Net cash used in operating activities	19,378,000	18,550,000	33,896,000
Purchase of property plant and equipment	941,000	708,000	1,617,000

(1)	End of period
(2)	Numbers presented in this table are rounded to the nearest thousand

During the six months ended June 30, 2005, the Company used $19.4 million of cash for operating activities consisting primarily of a net loss of $23.4 million offset, in part, by non-cash expenses in the amount of $5.1 million, including $1.7 million for amortization and depreciation, $1.8 million for stock based compensation, $688,000 for amortization of intangible assets and $898,000 for equity losses in affiliates. Changes in operating assets and liabilities consumed $1.1 million in cash for operating activities.

During the six months ended June 30, 2005, net cash provided by investing activities was $17.3 million consisting of $18.3 million provided by marketable securities offset by $941,000 used to purchase property plant and equipment. Cash provided by financing activities was $523,000 consisting primarily of net proceeds from the issuance of common stock for stock options exercised and shares purchased under the Employee Stock Purchase Program during the six months ended June 30, 2005.

Since inception, net cash used in operating activities has been $281.8 million and cash used in investing activities has been $44.1 million, including our purchase of property, plant and equipment in the amount of $32.6 million, our investments in marketable securities in the amount of $30.1 million and offset, in part, by our net proceeds from acquisition of $29.5 million.

From inception through June 30, 2005, our stockholders in the aggregate have contributed $349.9 million in cash, including $93.0 million in net proceeds from our initial public offering and $106.6 million in net proceeds from our follow-on public offerings. Additionally, in the first quarter of 2003, we issued approximately 9.0 million shares of common stock in connection with a merger transaction with H Power Corp. which increased our consolidated cash, cash equivalents and marketable securities by approximately $29.5 million, after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.1 million.

From inception through June 30, 2005, we have incurred losses of $378.8 million and expect to continue to incur losses as we continue our product development and commercialization programs and prepare for the commencement of large scale manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the cost and sales price of such systems, the related service requirements necessary to maintain those systems and potential design changes required as a result of field testing.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2005, we issued 37,103 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

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

PLUG POWER INC.

Date: July 28, 2005	by:	/s/ Roger B. Saillant
Roger B. Saillant Chief Executive Officer

	by:	/s/ David A. Neumann
David A. Neumann Chief Financial Officer