Form 10-Q
period 2005-09-30
PLUG POWER INC
filed 2005-11-09
CIK 1093691

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). ☐ Yes ☒No

The number of shares of common stock, par value of $.01 per share, outstanding as of November 7, 2005 was 85,761,323

PLUG POWER INC.

INDEX to FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets – September 30, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Operations – Three and nine month periods ended September 30, 2005 and September 30, 2004 and Cumulative Amounts from Inception	4

Condensed Consolidated Statements of Cash Flows—Nine month periods ended September 30, 2005 and September 30, 2004 and Cumulative Amounts from Inception	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 – Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings	20

Item 2 – Unregistered Shares of Equity Securities and Use of Proceeds	20

Item 4 – Submission of Matters to a Vote of Security Holders	21

Item 6 – Exhibits and Reports on Form 8-K	21

Signatures	21

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,753,381	$18,976,767
Restricted cash	365,000	365,000
Marketable securities	54,820,787	47,872,662
Accounts receivable	1,697,973	2,989,481
Inventory	4,616,846	3,527,140
Prepaid expenses and other current assets	1,610,183	1,230,713

Total current assets	114,864,170	74,961,763
Restricted cash	3,965,274	3,965,274
Property, plant and equipment, net	21,002,300	21,829,254
Intangible asset	—	687,500
Investment in affiliate	4,438,355	5,785,358
Goodwill	10,388,980	10,388,980
Other assets	307,410	379,361

Total assets	$154,966,489	$117,997,490

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,258,677	$2,339,143
Accrued expenses	3,111,334	2,447,316
Deferred revenue	3,408,073	5,675,227
Current portion of capital lease obligation and long-term debt	376,743	427,238

Total current liabilities	9,154,827	10,888,924
Long-term debt	3,998,391	3,998,391
Other liabilities	1,040,503	997,349

Total liabilities	14,193,721	15,884,664

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 85,713,468 shares issued and outstanding at September 30, 2005 and 73,350,878 shares issued and outstanding at December 31, 2004	857,135	733,509
Additional paid-in capital	530,844,735	457,880,663
Unamortized value of restricted stock	—	(680,459)
Accumulated other comprehensive loss	(300,179)	(482,391)
Deficit accumulated during the development stage	(390,628,923)	(355,338,496)

Total stockholders’ equity	140,772,768	102,112,826

Total liabilities and stockholders’ equity	$154,966,489	$117,997,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative Amounts from Inception
	2005	2004	2005	2004
Revenue
Product and service revenue	$1,309,718	$1,335,018	$3,839,757	$4,194,145	$28,662,702
Research and development contract revenue	2,570,957	3,293,805	6,918,289	7,405,297	55,411,680

Total revenue	3,880,675	4,628,823	10,758,046	11,599,442	84,074,382
Cost of revenue and expenses
Cost of product and service revenues	796,057	1,239,102	2,479,038	3,887,000	27,678,834
Cost of research and development contract revenue	3,364,876	4,260,544	9,534,668	9,915,450	78,611,913
In-process research and development	—	—	—	—	12,026,640
Research and development expense:
Noncash stock-based compensation	386,777	663,748	1,136,131	1,659,069	8,368,206
Other research and development	9,121,130	7,932,783	25,934,314	24,528,128	287,207,927
General and administrative expense:
Noncash stock-based compensation	274,739	304,048	878,688	1,035,323	15,753,087
Other general and administrative	1,980,584	1,695,064	5,855,418	5,176,628	50,515,033

Operating loss	(12,043,488)	(11,466,466)	(35,060,211)	(34,602,156)	(396,087,258)
Interest income	669,182	262,242	1,224,906	1,071,636	20,737,566
Interest expense	(45,257)	(27,953)	(108,119)	(53,393)	(1,139,836)

Loss before equity in losses of affiliates	(11,419,563)	(11,232,177)	(33,943,424)	(33,583,913)	(376,489,528)
Equity in losses of affiliates	(448,274)	(451,142)	(1,347,003)	(1,350,483)	(14,139,395)

Net loss	$(11,867,837)	$(11,683,319)	$(35,290,427)	$(34,934,396)	$(390,628,923)

Loss per share:
Basic and diluted	$(0.15)	$(0.16)	$(0.47)	$(0.48)

Weighted average number of shares outstanding	80,193,623	73,173,913	75,728,709	73,056,991

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,		Cumulative Amounts from Inception
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(35,290,427)	$(34,934,396)	$(390,628,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,582,466	3,124,544	26,187,289
Equity in losses of affiliates	1,347,003	1,350,483	14,139,395
Amortization of intangible asset	687,500	2,062,500	15,124,501
Noncash prepaid development costs	—	708,481	10,000,000
Amortization of deferred grant revenue	—	(150,000)	(1,000,000)
Stock based compensation	2,463,618	3,272,160	24,603,916
(Gain)/loss on disposal of property, plant and equipment	(5,000)	—	27,493
In-kind services	—	—	1,340,000
Amortization and write-off of deferred rent	—	—	2,000,000
In-process research and development	—	—	7,042,640
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	1,291,508	(417,807)	(1,478,632)
Inventory	(1,089,706)	(937,129)	(4,262,273)
Prepaid expenses and other current assets	(389,718)	(512,050)	(3,656,902)
Accounts payable and accrued expenses	583,552	(822,230)	3,690,777
Deferred revenue	(2,267,154)	1,423,362	4,408,073

Net cash used in operating activities	(30,086,358)	(25,832,082)	(292,462,646)

Cash Flows From Investing Activities:
Proceeds from acquisition, net	—	—	29,465,741
Purchase of property, plant and equipment	(1,630,159)	(1,171,495)	(33, 334,958)
Proceeds from disposal of property, plant and equipment	5,000	—	315,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Proceeds from sale of marketable securities	93,979,316	45,530,104	836,444,488
Purchases of marketable securities	(100,745,229)	(70,531,280)	(891,565,454)

Net cash used in investing activities	(8,391,072)	(26,172,671)	(69,799,017)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	70,875,000	—	211,217,782
Proceeds from public offerings, net	—	—	201,911,705
Stock issuance costs	(256,480)	—	(2,640,552)
Proceeds from shares issued for stock option exercises and employee stock purchase plan	686,019	695,847	10,160,861
Cash placed in escrow	—	—	(4,330,274)
Principal payments on long-term debt and capital lease obligations	(50,495)	(51,651)	(2,304,478)

Net cash provided by financing activities	71,254,044	644,196	414,015,044

Increase (decrease) in cash and cash equivalents	32,776,614	(51,360,557)	51,753,381
Cash and cash equivalents, beginning of period	18,976,767	88,685,255	—

Cash and cash equivalents, end of period	$51,753,381	$37,324,698	$51,753,381

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

The Company is focused on a platform-based systems architecture, which includes PEM fuel cell and fuel processing technologies, from which it is offering or developing multiple products. The Company is currently offering its GenCore® product for commercial sale. The GenCore® product is a back-up power product for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. The Company is also developing additional products for continuous-run power applications, with optional combined heat and power capability for remote small commercial and remote residential applications.

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

At September 30, 2005, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $106.6 million and working capital of $105.7 million. Management believes that the Company’s currently available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2004 has been derived from the Company’s December 31, 2004 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements for the periods as of and ending September 30, 2005 and 2004.

Cash Equivalents and Restricted Cash: Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

At September 30, 2005, the Company had restricted cash in the amount of $4.3 million that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, “Restricted cash” in the accompanying condensed consolidated balance sheets.

Marketable Securities: Marketable securities include investments in corporate debt securities, mortgage backed securities, and debt securities issued by states of the United States and political subdivisions of the states which are carried at fair value and are considered available for sale. At September 30, 2005, the difference between the cost and the fair value of these securities result in an unrealized loss in the amount of $300,000, which is reflected as a component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” At September 30, 2005, the Company held marketable securities with maturities up to twenty-four months.

Inventory: Inventory is stated at the lower of average cost or market and generally consists of raw materials.

Goodwill and Other Intangible Assets: The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Goodwill represents the excess of costs over fair value of net assets acquired pursuant to the March 25, 2003 merger transaction with H Power Corp. (H Power). Amortized intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. The Company amortized these intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company’s identifiable intangible assets is two to ten years.

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

The Company’s initial sales of GenSys® and GenCore® 5T are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within contractual arrangements are not accounted for separately based on the Company’s limited commercial experience and available evidence of fair value. The Company’s contractual arrangements under its initial commercial sales are with a limited number of customers and the arrangements are separately negotiated and not combined. As a result, the Company defers recognition of product and service revenue and recognizes revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months. At September 30, 2005 and December 31, 2004, the Company had deferred product and service revenue in the amount of $3.0 million and $5.5 million, respectively.

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

Research and Development Contract Revenue: Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. At September 30, 2005 and December 31, 2004, the Company had deferred contract revenue of $408,000 and $200,000, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(11,867,837)	$(11,683,319)	$(35,290,427)	$(34,934,396)
Add: Stock-based employee compensation expense included in reported net loss	661,516	931,549	2,014,819	2,658,145
Deduct: Total stock-based employee compensation determined under fair value based method	(1,639,521)	(2,176,869)	(4,924,141)	(6,235,470)

Proforma net loss	$(12,845,842)	$(12,928,639)	$(38,199,749)	$(38,611,721)

Loss per share
Basic and diluted—as reported	$(0.15)	$(0.16)	$(0.47)	$(0.48)

Basic and diluted—proforma	$(0.16)	$(0.18)	$(0.50)	$(0.53)

On June 20, 2003, the Company issued 607,804 shares of restricted stock and cancelled 1,810,048 options to purchase common stock in connection with the Company’s offer to eligible employees to exchange options to purchase shares of common stock with an exercise price of $8.53 or greater per share for shares of restricted stock on a three for one basis. The shares of restricted stock received in this exchange vested in three equal installments effective 21 months, 24 months and 27 months from the date of the exchange. During the three month period ended September 30, 2005, the Company recorded employee compensation expense of approximately $66,000 relating to the issuance of the restricted stock awards. This amount represents recognition of compensation expense on a straight-line basis over the vesting periods of the restricted stock.

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

3. Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(11,867,837)	$(11,683,319)	$(35,290,427)	$(34,934,396)
Denominator:
Weighted average number of common shares	80,193,623	73,173,913	75,728,709	73,056,991
Loss per share:
Basic and diluted	(0.15)	(0.16)	(0.47)	(0.48)

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares at September 30, 2005 and 2004 are summarized as follows:

	2005	2004
Number of dilutive potential common shares	6,217,350	5,436,565

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

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying consolidated statements of operations. For the three months ended September 30, 2005, equity in losses of affiliates related to GEFCS was approximately $448,000, consisting almost entirely of amortization of the related intangible asset. Accumulated amortization at September 30, 2005 was $11.8 million.

The Company’s distribution agreement with GE Fuel Cell Systems (GEFCS) has been amended on a number of occasions, most recently in April 2005. The amendments to the distribution agreement provide for the ability to sell directly or negotiate nonexclusive distribution rights to third parties for the GenCore® back-up power product line, the GenSite™ hydrogen generation product line and the GenSys® prime power product line (for telecommunication and broadband applications). In exchange, starting in the fourth quarter of 2005 the Company has agreed to pay a 5% commission for GenCore®, and starting in the fourth quarter of 2005 the Company has agreed to pay a 5% commission for GenSite™, in each case based on sales price, to GEFCS. We have also agreed to pay a 5% commission for GenSys® beginning in the fourth quarter of 2006. The distribution agreement expires on December 31, 2014.

Under a separate agreement with the General Electric Company, for its product development effort, the Company has agreed to source technical support services, including engineering, testing, manufacturing and quality control services. Under the initial agreement, the Company was committed to purchase a minimum of $12.0 million of such services over a five-year period, which began September 30, 1999. During 2005, the Company and General Electric Company extended this period through December 2007. Through September 30, 2005, the Company had purchased approximately $10.2 million of such services. Additionally, General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to the Company’s employees regarding procurement activities.

5. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of September 30, 2005 and December 31, 2004 were as follows:

	Weighted Average Amortization Period	September 30, 2005		December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution Agreement	10 years	$16,250,000	$11,811,645	$16,250,000	$10,464,642
Purchased Technology—H Power	2 years	5,500,000	5,500,000	5,500,000	4,812,500

Total		$21,750,000	$17,311,645	$21,750,000	$15,277,142

Amortization expense for acquired intangible assets during the nine months ended September 30, 2005 was $2.0 million. Estimated amortization expense for the remainder of 2005 and the succeeding years is as follows:

Estimated Amortization Expense
Remainder of 2005	$448,000
2006	1,792,000
2007	1,792,000
2008	406,000

6. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2005 are as follows:

	Common Stock	Additional Paid-in Capital	Unamortized Value of Restricted Stock	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity	Comprehensive Loss
December 31, 2004	$733,509	$457,880,663	$(680,459)	$(482,391)	$(355,338,496)	$102,112,826
Net loss					(35,290,427)	(35,290,427)	$(35,290,427)
Change in unrealized loss on marketable securities				182,212		182,212	182,212

Total comprehensive loss							$(35,108,215)

Stock offering, net	120,000	70,498,520				70,618,520
Stock based compensation	3,432	2,142,706				2,146,138
Stock option exercises	773	492,162				492,935
Employee stock purchase plan	372	192,712				193,084
Amortization of restricted stock, net of forfeitures	(951)	(362,028)	680,459			317,480
September 30, 2005	$857,135	$530,844,735	$—	$(300,179)	$(390,628,923)	$140,772,768

Common stock issued during the three months ended September 30, 2005 consisted of 82,527 shares related to stock based compensation and 20,100 shares related to stock option exercises.

Additionally, in August 2005, the Company completed a public offering of 12.0 million shares of common stock. The Company received net proceeds of $70.6 million after payment of expenses and placement fees relating to the issuance and distribution of the securities.

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

8. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the nine months ended September 30, 2005 and 2004:

	September 30, 2005	September 30, 2004
Cash paid for interest	$92,275	$49,776
Property plant and equipment financed under capital lease obligation	—	129,900

ITEM–2

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

Overview

We design and develop on-site energy systems, based on proton exchange membrane fuel cell technology, for commercial and residential energy consumers worldwide. We are focused on a platform-based systems architecture, which includes proton exchange membrane (PEM) fuel cell and fuel processing technologies, from which we are offering or developing multiple products. We are currently offering our GenCore® product for commercial sale. Our GenCore® product is a direct-current (DC) back-up power product for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. We are also developing additional products for continuous-run power applications, with optional combined heat and power capability for remote small commercial and remote residential applications.

Our strategy for product sales, distribution and marketing relies on forming relationships with distributors and customers and entering into development and demonstration programs with electric utilities, government agencies and other energy providers. As such, we have formed distribution, marketing and technology development relationships with companies such as General Electric Company (GE), Honda, Vaillant, Tyco, Pemeas Gmbh (Pemeas), Engelhard Corporation and DTE Energy (see Strategic Relationships and Development Agreements). We are also engaging directly with customers as the market for our products develops. Many of our initial sales of our GenCore™ 5T product have been contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months (see Critical Accounting Policies and Estimates—Revenue Recognition).

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

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of September 30, 2005, we had unrestricted cash and cash equivalents and marketable securities totaling $106.6 million and working capital of $105.7 million. Additionally, we have restricted cash in the amount of $4.3 million, which was escrowed to collateralize debt associated with the purchase of our facilities in 1999.

During the nine months ended September 30, 2005, cash used by operating activities was $30.1 million consisting primarily of a net loss of $35.3 million offset, in part, by non-cash expenses in the amount of $7.1 million, including $2.6 million for amortization and depreciation, $2.5 million for stock based compensation, $688,000 for amortization of intangible assets and $1.3 million for equity losses in affiliates. Cash used in investing activities for the nine months ended September 30, 2005 was $8.4 million consisting of $6.8 million in net purchases of marketable securities and $1.6 million used to purchase property plant and equipment. Cash provided by financing activities was $71.3 million consisting primarily of net proceeds from the issuance of common stock from the Company’s secondary offering of $70.6 million.

We have financed our operations through September 30, 2005 primarily from the sale of equity, which has provided cash in the amount of $420.6 million. Since inception, net cash used in operating activities has been $292.5 million and cash used in investing activities has been $69.8 million, including our purchase of property, plant and equipment of $33.3 million and our investments in marketable securities in the amount of $55.1 million offset, in part, by net proceeds from acquisition of $29.5 million.

Product Development and Commercialization

We currently have one commercial product line, which we are continuing to enhance and broaden:

GenCore®— Our GenCore® product line is focused on providing back-up, DC power products in a power range of 1-12 kilowatts for applications in the telecom, broadband, utility and industrial UPS market applications. In the fourth quarter of 2003, the Company began initial shipments of the GenCore® 5T product, and has shipped 182 units through September 30, 2005. The Company recently announced several orders for a total of 116 GenCore® back-up fuel cell systems from Tyco and the sale of 12 GenCore® systems to the Florida Department of Environmental Protection, marking the first commercial purchase of a GenCore® product by a state agency.

Additionally, we continue to advance the development of our other technology platforms:

GenSys®—We are developing GenSys® into a platform that is expected to support a number of products, including systems fueled by liquefied petroleum gas (LPG) for remote applications and, eventually, grid-connected light commercial and residential applications fueled by LPG or natural gas. In connection with the development of our GenSys® platform, we are developing combined heat and power (CHP) fuel cell systems for light commercial and residential applications that provide supplemental heat as electricity is produced. The GenSys® development effort also includes a joint development program with Vaillant, under which we are developing a product that combines our fuel cell system with Vaillant’s gas heating technology to provide heat, electricity and hot water for the European light commercial and residential markets. We recently received a contract extension from the Department of Defense and have installed 10 GenSys® systems at Robbins Air Force base where they will be tested for reliability and suitability for use on military bases.

GenSite™—We have combined our proprietary fuel processor technology with available commercial components for gas compression, purification and storage to further develop GenSite™, an on-site hydrogen gas generator. This product is expected to target certain applications now served by packaged hydrogen gas (cylinders or tube trailers) or electrolyzers. We are presently operating prototype systems installed in our Latham, NY and Apeldoorn, Netherlands facilities where they are supplementing the hydrogen used in our daily operations and providing engineering and operational information. We are also participating in a NYSERDA program with Honda and Air Products to utilize our GenSite in a fuel cell vehicle refueling demonstration.

While we continue to be interested in onsite hydrogen generation, the Company’s resources are currently focused on other product lines that have the potential for earlier market traction. We will continue to evaluate how the Company can profitably participate in this market.

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

GE Entities: In February 1999, we entered into an agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service our stationary PEM fuel cell systems on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of GE that operates within the GE Energy (formerly known as GE Power Systems) business. Under the terms of our distribution agreement with GEFCS, we serve as GEFCS’ exclusive supplier of PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement. We have a 40% ownership interest in GEFCS.

Our distribution agreement with GEFCS has been amended on a number of occasions, most recently in April 2005. These amendments include an increase to the Company’s ownership interest in GEFCS from 25% to 40%. In return, the Company granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of its common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. We have also amended our distribution agreement to provide for the ability to sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore® back-up power product line, our GenSite™ hydrogen generation product line and our GenSys® prime power product line (for telecommunication and broadband applications). In exchange, starting in the fourth quarter of 2005 we have agreed to pay a 5% commission for GenCore®, and starting in the fourth quarter of 2005 we have agreed to pay a 5% commission of GenSite™, in each case based on sales price, to GEFCS. We have also agreed to pay a 5% commission for GenSys® beginning in the fourth quarter of 2006. The distribution agreement expires on December 31, 2014.

General Electric: In addition to the distribution agreement described above, we have entered into a separate agreement with GE relating to product development and we have agreed to source technical support services from GE, including engineering, testing, manufacturing and quality control services. Under the initial agreement, the Company is committed to purchase a minimum of $12.0 million of such services through September 2004. During 2005, the Company and GE extended this period through December 2007. Through September 30, 2005, we had purchased approximately $10.2 million of such services. Additionally, GE agreed to act as our agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

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

DTE Energy: We have a distribution agreement with DTE Energy under which DTE can exclusively market, sell, install and service our stationary PEM fuel cell systems in the states of Michigan, Ohio, Illinois, and Indiana. Under an amendment to the agreement in February 2004, we can sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore® backup power product line, and our GenSite™ hydrogen generation product line. In exchange we have agreed to pay a commission, based on sales price, to GEFCS at a rate and schedule prescribed in our amended agreement. The distribution agreement expires on December 31, 2014.

Results of Operations

Comparison of the Three Months Ended September 30, 2005 and September 30, 2004.

Product and service revenue. Product and service revenue was $1.3 million for the three month periods ended September 30, 2005 and 2004, respectively. We defer recognition of product and service revenue at the time of delivery and recognize revenue as the continued service, maintenance and other support obligations expire (see Critical Accounting Policies and Estimates—Revenue Recognition). The costs associated with the product, service and other obligations are expensed as they are incurred.

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

During the three months ended September 30, 2005, we recognized product and service revenue of $1.3 million, $1.0 million of which was deferred at December 31, 2004, compared to $1.3 million during the same quarter last year, $893,000 of which was deferred at December 31, 2003. We delivered a total of 39 fuel cell systems during the quarter ended September 30, 2005. The revenue associated with 28 of these systems is related to product and service arrangements and has been deferred while 11 fuel cell system was delivered under a government contract and the associated revenue is included in research and development contract revenue. For the three months ended September 30, 2005, we deferred revenue in the amount of $467,000 for the 28 systems delivered under product and service arrangements, compared to $1.4 million for the 24 fuel cell systems delivered during the same period in 2004.

At September 30, 2005, we had total deferred product and service revenue in the amount of $3.0 million of which we expect to recognize approximately $851,000 during the remainder of 2005.

Research and development contract revenue. Research and development contract revenue was $2.6 million for the three months ended September 30, 2005, compared to $3.3 million for the three months ended September 30, 2004. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue decreased to $796,000 for the three months ended September 30, 2005 from $1.2 million for the three months ended September 30, 2004. The decrease was driven primarily by a change in product mix to the lower cost GenCore® units sold in 2005 versus the higher cost GenSys™ units sold in the prior year. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services.

Cost of research and development contract revenue. Cost of research and development contract revenue decreased to $3.4 million for the three months ended September 30, 2005 from $4.3 million for the three months ended September 30, 2004. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Noncash research and development expense. Noncash research and development expense for the three months ended September 30, 2005, decreased to $387,000 from $664,000 for the same period last year. Noncash research and development expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The decrease is primarily the result of stock based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program offset by the recovery of amortization associated with forfeited shares from terminated employees.

Other research and development expense. Other research and development expenses were $9.1 million for the three months ended September 30, 2005 compared to $7.9 million for the three months ended September 30, 2004. The increase was driven primarily by the write-off of approximately $720,000 of inventory pertaining to our GenSite prototype product. The decision to write-off this inventory is the result of the Company’s decision to focus its resources on other product lines that have the potential for earlier market traction. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs.

For the quarter ended September 30, 2004, other research and development expense also included amortization in the amount of $688,000 related to the portion of the H Power purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”. This intangible asset became fully amortized during the first quarter of fiscal 2005 and, thus, there is no related amortization expense for the three months ended September 30, 2005.

Noncash general and administrative expense. Noncash general and administrative expenses for the three months ended September 30, 2005 decreased to $275,000 from $304,000 for the three months ended September 30, 2004. Noncash general and administrative expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The decrease is primarily the result of stock based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program offset by the recovery of amortization associated with forfeited shares from terminated employees.

Other general and administrative expense. Other general and administrative expense increased to $2.0 million for the three months ended September 30, 2005 from $1.7 million for the three months ended September 30, 2004. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities increased to $669,000 for the three months ended September 30, 2005 from $262,000 for the same period in 2004. The increase was primarily the result of higher cash balances as a result of the Company’s August 2005 secondary offering.

Interest expense. Interest expense was $45,000 for the three months ended September 30, 2005, compared to $28,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations. The increase in expense as compared to the prior year was driven by an increase in the floating interest rate on the loan for the purchase of real estate.

Equity in losses of affiliates. Equity in losses of affiliates decreased to $448,000 for the three months ended September 30, 2005 from $451,000 during the same period last year. Equity in losses of affiliates, which we account for under the equity method of accounting, is the amortization of our original investment in the amount of $448,000 and our proportionate share of the net loss of GE Fuel Cell Systems. As GE Fuel Cell Systems was essentially breakeven for the three months ended September 30, 2005 the proportionate share of the losses recorded was $3,000.

Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized.

Comparison of the Nine Months Ended September 30, 2005 and September 30, 2004

Product and service revenue. During the nine months ended September 30, 2005, we delivered 81 fuel cell systems. The revenue associated with 59 of these systems is related to product and service arrangements. Accordingly, under our accounting policy for product and service revenue, we have deferred revenue on these 59 systems which will be recognized over the stated contractual term. The associated costs of the 59 fuel cell systems shipped to customers were included in cost of product and service revenue. The remaining 28 fuel cell systems were shipped under a government contract and the associated revenue is included in research and development contract revenue while the associated costs are included in cost of research and development contract revenue in the accompanying condensed consolidated statement of operations for the period ended September 30, 2005.

We invoiced $1.1 million for the 59 systems shipped to customers as compared to $4.7 million for the 118 fuel cell systems shipped during the same period 2004. The decrease in the amount invoiced is the result of an increased proportion of our shipments coming from our GenCore® product which has a lower average selling price per unit than our GenSys® product (see Product Development and Commercialization). During the nine months ended September 30, 2005, we recognized product and service revenue of $3.8 million, of which $3.3 million was deferred at December 31, 2004, compared to $4.2 million during the same period last year, of which $3.4 million was deferred at December 31, 2003.

Research and development contract revenue. Research and development contract revenue decreased to $6.9 million for the nine months ended September 30, 2005 from $7.4 million during the same period last year. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue was $2.5 million for the nine month period ended September 30, 2005 compared to $3.9 million for the same period last year. The decrease was driven primarily by a change in product mix to the lower cost GenCore® units sold in 2005 versus the higher cost GenSys™ units sold in the prior year. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services.

Cost of research and development contract revenue. Cost of research and development contract revenue decreased to $9.5 million for the nine months ended September 30, 2005 from $9.9 million for the nine months ended September 30, 2004. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Noncash research and development expenses. Noncash research and development expense for the nine months ended September 30, 2005, decreased to $1.1 million from $1.7 million during the same period last year. Noncash research and development expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided. The decrease is primarily the result of decreased stock-based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program.

Other research and development expense. Other research and development expense was $26.0 million for the nine months ended September 30, 2005 compared to $24.5 million for the nine months ended September 30, 2004. The increase was driven primarily by the write-off of approximately $720,000 of inventory pertaining to our GenSite prototype product. The decision to write-off this inventory is the result of the Company’s decision to focus its resources on other product lines that have the potential for earlier market traction. Research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs.

Noncash general and administrative expense. Noncash general and administrative expenses for the nine months ended September 30, 2005 decreased to $879,000 from $1.0 million for the nine months ended September 30, 2004. Noncash general and administrative expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided. The decrease is primarily the result of stock-based compensation associated with the amortization of restricted stock issued in June 2003 under our employee stock option exchange program.

Other general and administrative expense. Other general and administrative expense was $5.9 million for the nine months ended September 30, 2005 compared to $5.2 million for the same period last year. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services. General salary increases as well as increased compensation expense pertaining to the expanded sales force contributed to the increase in other general and administrative expense as compared to the prior year.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities increased to $1.2 million for the nine months ended September 30, 2005 from $1.1 million for the same period in 2004. The increase was due to cash balances as a result of our August 2005 secondary offering.

Interest expense. Interest expense was $108,000 for the nine months ended September 30, 2005, compared to $54,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Equity in losses of affiliates. Equity in losses of affiliates for the nine months ended September 30, 2005 was $1.3 million compared to $1.4 million for the same period in 2004. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GE Fuel Cell Systems in the amount of $3,000 and amortization of our original investments in the amount of $1.3 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance as of September 30, 2005, due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At September 30, 2005, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero for the three and nine months ended September 30, 2005.

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

Several key indicators of liquidity are summarized in the following table:

	Nine Months Ended September 30, 2005(2)	Nine Months Ended September 30, 2004(2)	Year Ended December 31, 2004(2)
Cash, cash equivalents and marketable securities (1)	$106,574,000	$75,293,000	$66,849,000
Working capital (1)	105,709,000	73,171,000	64,073,000
Net loss	35,290,000	34,934,000	46,739,000
Net cash used in operating activities	30,086,000	25,832,000	33,896,000
Purchase of property plant and equipment	1,630,000	1,171,000	1,667,000

(1)	End of period
(2)	Numbers presented in this table are rounded to the nearest thousand

In August 2005, the Company completed a public offering of 12 million shares of common stock. The Company received net proceeds of $70.6 million, after payment of expenses and placement fees relating to the issuance and distribution of the securities.

During the nine months ended September 30, 2005, the Company used $30.1 million of cash for operating activities consisting primarily of a net loss of $35.3 million offset, in part, by non-cash expenses in the amount of $7.1 million, including $2.6 million for amortization and depreciation, $2.5 million for stock based compensation, $688,000 for amortization of intangible assets and $1.3 million for equity losses in affiliates. Changes in operating assets and liabilities consumed $1.9 million in cash for operating activities.

During the nine months ended September 30, 2005, net cash used in investing activities was $8.4 million consisting of $6.8 million used for net purchases of marketable securities and $1.6 million used to purchase property plant and equipment. Cash provided by financing activities was $71.3 consisting primarily of net proceeds from the issuance of common stock in connection with the Company’s August 2005 secondary offering.

Since inception, net cash used in operating activities has been $292.5 million and cash used in investing activities has been $69.8 million, including our purchase of property, plant and equipment in the amount of $33.3 million, our investments in marketable securities and affiliates in the amount of $56.6 million and offset, in part, by our net proceeds from acquisition of $29.5 million.

From inception through September 30, 2005, our stockholders in the aggregate have contributed $412.9 million in cash, including $93.0 million in net proceeds from our initial public offering and $177.2 million in net proceeds from our follow-on public offerings. Additionally, in the first quarter of 2003, we issued approximately 9.0 million shares of common stock in connection with a merger transaction with H Power Corp. which increased our consolidated cash, cash equivalents and marketable securities by approximately $29.5 million, after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.1 million.

From inception through September 30, 2005, we have incurred losses of $390.6 million and expect to continue to incur losses as we continue our product development and commercialization programs and prepare for the commencement of large scale manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the cost and sales price of such systems, the related service requirements necessary to maintain those systems and potential design changes required as a result of field testing.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005, we issued 35,409 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders (“Annual Meeting”) held on May 18, 2005, our shareholders approved the following:

(1)	To elect the following directors as Class II Directors, each to hold office until our 2008 annual meeting of stockholders and until such director’s successor is duly elected and qualified:

Nominee	For	Against/ Withheld	Broker Abstain	NonVotes
John M. Shalikashvili	49,740,990	391,488	—	—
Larry G. Garberding	49,748,070	384,408	—	—
Richard R. Stewart	48,412,303	1,720,175	—	—

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.2	Amended and Restated By-laws of Plug Power Inc. (1)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (2)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power. (3)

31.1	and 31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	and 32.2 Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 1999.
(2)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 2000.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File Number 333-86089).
(4)	Filed herewith.
(5)	Furnished herewith.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 9, 2005	By:	/S/ ROGER B. SAILLANT
Roger B. Saillant Chief Executive Officer

	By:	/S/ /S/ DAVID A. NEUMANN
David A. Neumann Chief Financial Officer