Form 10-K
period 2005-12-31
PLUG POWER INC
filed 2006-03-14
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.01 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on June 30, 2005 was $338.3 million.

As of March 10, 2006, 85,985,000 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s 2006 Annual Meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

i

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

The Company is focused on a platform-based systems architecture, which includes proton exchange membrane (PEM) fuel cell and fuel processing technologies, from which multiple products are being offered or are under development. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electric power without combustion. Hydrogen is derived from hydrocarbon fuels such as natural gas, propane, methanol, ethanol or gasoline and can also be obtained from the electrolysis of water, stored hydrogen or a hydrogen pipeline.

Since 2001, we have delivered over 650 systems worldwide. Our prime power systems have produced approximately 6.8 million kilowatt hours of electricity and have accumulated over 2.6 million operating hours. Our GenCore® product, designed for intermittent or “back-up” power demands, has been deployed with 17 telecommunications carriers and utility customers in North and South America, Europe, the United Kingdom, Japan and South Africa. The GenCore® product is our first commercial product and we are targeting back-up power in telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) as initial applications. We are also developing additional products for continuous run power applications and have begun field-testing of the next generation GenSys®, our continuous run product, in the third quarter of 2005.

Product Development and Commercialization

We are focused on a fuel cell technology platform from which we believe we can offer multiple products. We currently have one commercial product line, GenCore®, which we continue to enhance and broaden:

GenCore®—Back-up Power for Telecommunication, Broadband, Utility and UPS Applications—We currently offer the GenCore® product line which is focused on providing direct-current (DC) backup power in a power range of 1-12 kilowatts for applications in the telecom, broadband, utility and industrial UPS market applications. Our GenCore® products are fueled by hydrogen and do not require a fuel processor. In the fourth quarter of 2003, we began initial shipments of the GenCore® 5T product, and have shipped 233 units through December 31, 2005. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

Additionally, we continue to advance the development of our other technology platforms:

GenSys®—Remote Continuous Power for Light Commercial and Residential Applications—We began field-testing of the next generation GenSys®, our continuous run product, in the third quarter of 2005. We plan to continue to develop GenSys® into a platform that is expected to support a number of products, including systems fueled by liquefied petroleum gas (LPG) for remote applications and, eventually, both grid independent and grid-connected light commercial and residential applications fueled by LPG or natural gas. In connection with the development of our GenSys® platform, we are developing combined heat and power (CHP) fuel cell systems for light commercial and residential applications that provide supplemental heat as electricity is produced. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

Home Energy Station—We have been developing technology in support of the automotive fuel cell market under a series of agreements with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd., under which we have exclusively and jointly developed and tested three phases of prototype fuel cell systems that provide electricity and heat to a home or business, while also providing hydrogen fuel for a fuel cell vehicle (the “Home Energy Station”). In October 2003, we successfully demonstrated the first prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California. In September 2004, under the second phase of our work with Honda, we successfully demonstrated a second-generation prototype of the Home Energy Station at our Latham, NY headquarters. In September 2005, Plug Power and Honda installed our third-generation Home Energy Station in Torrance, California. Honda now utilizes the systems in both New York and California for refueling prototype Honda FCX fuel cell vehicles in their test programs. Across each generation of the HES, we have significantly reduced size and weight, as well as improved performance. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

We also have longer-term product development plans that potentially include GenSite™ a product which supplies on-site hydrogen, and GenDrive™ a product offering battery replacement for material handling equipment.

GenSite™—On-Site Hydrogen Generation—We expect to combine our proprietary fuel processor technology with existing components for gas compression, purification and storage as the basis for GenSite™, an on-site hydrogen gas generator. This product is expected to target certain applications now served by packaged hydrogen gas (cylinders or tube trailers) or electrolyzers. We presently have a prototype system in our research and product development facilities in Apeldoorn, Holland, and another system at our Latham, NY headquarters.

GenDrive™—Battery Replacement for Material Handling—The GenCore® platform is expected to provide the basis for our development of the GenDrive™ product, a hydrogen-fueled battery-replacement module for material handling equipment. We continue to explore the potential for partnerships with end users of this product to develop the GenDrive™ product.

Distribution, Marketing and Strategic Relationships

In connection with building an extended enterprise, we have formed strategic relationships with well-established companies through distribution, marketing, supply and technology and product development arrangements. Our sales and marketing strategy is to build a network of leading distributors who have established relationships, and sub-distributor networks, that can distribute and service our products in specific geographic or market segments. We have distribution agreements in place with 4 domestic distributors, including Tyco Electronics Power Systems, Inc., (Tyco) our largest North American distribution partner, and 13 international distributors, including IST Holdings Ltd. (IST), our distribution partner in South Africa with whom we recently jointly received a $3 million customer buy-down grant from the International Finance Corporation to install 400 fuel cell systems over the next three years.

We have also partnered, in the past, with companies such as Vaillant, Pemeas and Engelhard and have recently entered into an additional agreement with Honda in connection with research and development of key components of our fuels cell systems and future products we expect to offer. We have also established strong supply-chain relationships with partners like 3M Company (3M), Parker Hannifin Corporation (Parker Hannifin), Dana Corporation (Dana), T. Rad, Entegris, and Arvin Meritor.

Some of these partnerships and relationships are described in greater detail below.

General Electric Company (GE) Entities: We are currently in discussion with GE to restructure our existing agreements. These discussions are taking place primarily due to a shift in the Company’s business strategy away from residential fuel cells, for which GEFCS was well suited as a distribution partner, to back-up power generation, for which GEFCS is not a natural partner. The current agreements are described below. In February 1999 we entered into an agreement with GE MicroGen, Inc. (GE MicroGen), a wholly owned subsidiary of GE that operates within the GE Energy business, to form GE Fuel Cell Systems, LLC (GEFCS), in which we currently hold a 40% ownership interest, to exclusively market, sell, install and service our stationary PEM fuel cell systems on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of GE that operates within the GE Energy business. Under the current terms of our distribution agreement and related arrangements with GEFCS, we serve as GEFCS’ exclusive supplier of PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement, and GE agreed that its GE Energy business would not sell such PEM fuel cell systems and related components in the territory in which GEFCS had exclusive distribution rights.

Our distribution agreement with GEFCS has been amended on a number of occasions, most recently in April 2005. These amendments give us the ability to sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore® back-up power product line, our GenSite™ hydrogen generation product line and our GenSys® prime power product line (for telecommunication and broadband applications). In exchange, starting in the fourth quarter of 2005 we are required to pay a 5% commission for sales of GenCore® and GenSite™, in each case based on sales price. We have also agreed to pay a 5% commission for GenSys® sales beginning in the fourth quarter of 2006. The distribution agreement expires on December 31, 2014.

As a result of the amendments to our distribution agreement with GEFCS, we have formed our own marketing and sales force to channel the GenCore® and GenSys® products to the market. In addition to direct sales to customers, we actively seek distribution partners within target markets for these particular products. All of our sales of GenCore products to date have been made by us directly or one of our distributors and not through GEFCS.

In addition to the distribution agreement described above, we have entered into a separate agreement with GE relating to product development and agreed to source technical support services from GE, including engineering, testing, manufacturing and quality control services. Under the agreement, we are required to purchase a minimum of $12.0 million of such services by September 2007. Through December 31, 2005, we had purchased approximately $10.3 million of such services. Additionally, GE agreed to act as our agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

Tyco: In September 2004, we completed an agreement with Tyco Electronics Power Systems, Inc., (Tyco) to market, promote and sell our GenCore® 5T fuel cell systems for telecommunication backup applications through its direct sales force, under both the Tyco Electronics and Plug Power brands. This agreement is complemented by the June 2004 nationwide service and installation agreement for GenCore® between the Company and Tyco Electronics Installation Services Inc.

Honda: As described above, we have an agreement with Honda to exclusively and jointly develop and test the Home Energy Station. In 2006, we signed a contract with Honda funding our joint development of the fourth generation system as well as a separate agreement funding joint research and development of technology that may be utilized in future systems.

Pemeas: We have a joint development agreement with Pemeas that runs through June 30, 2006 to develop, on an exclusive basis, a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of 750 watts up to 25 kilowatts. Additionally, we have the option to work with Pemeas on a non-exclusive basis to develop a high-temperature membrane electrode unit for stationary fuel cell systems with net electrical output of less than 750 watts and greater than 25 kilowatts. Under the agreement, the Company and Pemeas will each fund their own development efforts.

Engelhard: We have an agreement with Engelhard for the development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. The supply agreement with Engelhard specifies the rights and obligations for Engelhard to supply products to us until 2013.

DTE Energy: We have an exclusive distribution agreement with DTE Energy for the states of Michigan, Ohio, Illinois, and Indiana. Under the agreement we can sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore® backup power product line and our GenSite™ hydrogen generation product line. Starting in the fourth quarter of 2005 we have agreed to pay a 5% commission for sales of GenCore® and GenSite™, in each case based on sales price of units shipped to third parties in the above noted states. The distribution agreement expires on December 31, 2014.

Proprietary Rights

We believe that neither we nor our competitors can achieve a significant proprietary position on the basic technologies currently used in PEM fuel cell systems. However, we believe the design and integration of our system and system components, as well as some of the low-cost manufacturing processes that we have developed, is intellectual property that can be protected.

During 2005, we increased our technology portfolio by adding 13 new U.S. patents. At December 31, 2005, we had 137 U.S. patents, 10 foreign patents, and 171 patents pending worldwide. Additionally, patents were filed with Honda relating to development work for the Home Energy Station. These patents cover, among other things: fuel cell components that reduce manufacturing part count; fuel cell system designs that lend themselves to mass manufacturing; improvements to fuel cell system efficiency, reliability and longer system life; and control strategies, such as added safety protections and operation under extreme conditions. In general, our employees agree that all inventions (whether patented or not) made or conceived while an employee of Plug Power, which are related to or result from work or research that Plug Power performs, will remain the sole and exclusive property of Plug Power.

Competition

There are a number of companies located in the United States, Canada and abroad that are developing PEM fuel cell technology. Additionally, a number of major automotive companies have in-house PEM fuel cell development efforts.

We also compete with companies that are developing other types of fuel cells. There are four types of fuel cells other than PEM fuel cells that are generally considered to have possible commercial applications: phosphoric acid fuel cells, molten carbonate fuel cells, solid oxide fuel cells and alkaline fuel cells. Each of these fuel cells differs in the component materials, as well as in their overall operating temperature. While all fuel cell types may have potential environmental and efficiency advantages over traditional power sources, we believe that PEM fuel cells can be manufactured less expensively and are more efficient and more practical in small-scale stationary applications. Further, most automotive companies have selected PEM technology for fuel-cell-powered automobiles, which we expect will help establish a stronger industry around PEM technology and may result in a lower cost as compared to the other fuel cell technologies. (See “Factors Affecting Future Results” for a discussion of the risks associated with achieving these objectives).

Our systems also compete with other distributed generation technologies, including microturbines and reciprocating engines, and with certain types of battery technologies, which are available at prices competitive with existing forms of power generation. We believe that our fuel cell systems will have a competitive advantage over these distributed generation and battery technologies in that they can be more easily scaled to a range of applications and are expected to be more efficient in following the load profile of customers. Our systems will also compete with solar- and wind-powered systems.

Government Regulation

We do not believe that we will be subject to existing federal and state regulatory commissions governing traditional electric utilities and other regulated entities. Our product and its installation is, however, subject to oversight and regulation at the state and local level in accordance with state and local statutes and ordinances relating to, among others, building codes, public safety, electrical and gas pipeline connections and hydrogen siting. The level of regulation may depend, in part, upon where a system is located. For example, the 2002 National Electric Code (NEC) is a model code adopted by the National Fire Protection Association that governs the electrical wiring of most homes, businesses and other buildings. The NEC has been adopted by local jurisdictions throughout the United States and is enforced by local officials, such as building and electrical inspectors. Article 692 of the NEC governs the installation of fuel cell systems. Accordingly, all our systems installed in a jurisdiction that has adopted the 2002 NEC must be installed in accordance with Article 692. In addition, product safety standards have been established covering the overall fuel cell system (ANSI Z21.83 and ANSI CSA FC-I). Our GenCore product has been certified by Underwriters Laboratories to be in compliance with the safety requirements of ANSI Z21.83. Other than these requirements, at this time, we do not know what additional requirements, if any, each jurisdiction will impose on our product or its installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our product. Once our product reaches the commercialization stage and we begin distributing our systems to our early target markets, the federal, state or local government entities or competitors may seek to impose regulations.

Employees

As of December 31, 2005, we had a total staff of 309, including 304 full-time employees, of which 214 were engineers, scientists, and other degreed professionals. We continuously monitor our workforce in an effort to identify specific areas of need, job redundancies, or inefficiencies based on our stage of development.

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

Item 1A.	Risk Factors

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

We may never complete the research and development of certain commercially viable on-site energy products.

We are a development stage company. Other than our GenCore® product, which we believe to be commercially viable, we do not know when or whether we will successfully complete research and development of other commercially viable on-site energy products. If we are unable to develop additional commercially viable on-site energy products, we will not be able to generate sufficient revenue to become profitable. The commercialization of our products depends on our ability to reduce the costs of our components and subsystems, and we cannot assure you that we will be able to sufficiently reduce these costs. In addition, the commercialization of our products requires achievement and verification of their overall reliability, efficiency and safety targets and we cannot assure you that we will be able to develop, acquire or license the technology necessary to achieve these targets. Although we have sold a limited number of our initial products, including our GenCore® product, we must complete substantial additional research and development before we will be able to manufacture commercially viable products in commercial quantities. In addition, while we are conducting tests to predict the overall life of our products, we may not have run our products over their projected useful life prior to large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, resulting in possible warranty claims and commercial failures.

We have incurred losses and anticipate continued losses for at least the next several years.

As of December 31, 2005 we had an accumulated deficit of $407.1 million. We have not achieved profitability in any quarter since our formation and expect to continue to incur net losses until we can produce sufficient revenue to cover our costs, which is not expected to occur for at least the next several years. We anticipate that we will continue to incur losses until we can produce and sell our products on a large-scale and cost-effective basis. However, we cannot predict when we will operate profitably, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We have only been in business for a short time, and your basis for evaluating Plug Power is limited.

We were formed in June 1997 to further the research and development of stationary fuel cell systems. While we delivered our initial product in the third quarter of 2001 and our initial GenCore® product in the fourth quarter of 2003, we do not expect to be profitable for at least the next several years. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects. Before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as a development stage company seeking to develop and manufacture new products.

A viable market for our products may never develop or may take longer to develop than we anticipate.

Our on-site energy products represent an emerging market, and we do not know the extent to which our targeted distributors and resellers will want to purchase them and whether end-users will want to use them. If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability. The development of a viable market for our products may be impacted by many factors which are out of our control, including:

•	the cost competitiveness of our products;

•	the future costs of natural gas, propane, hydrogen and other fuels expected to be used by our products;

•	consumer reluctance to try a new product;

•	consumer perceptions of our products’ safety;

•	regulatory requirements;

•	barriers to entry created by existing energy providers; and

•	the emergence of newer, more competitive technologies and products.

We have no experience manufacturing our products on a large-scale commercial basis and may be unable to do so.

To date, we have focused primarily on research, development and low volume manufacturing and have no experience manufacturing our products on a large-scale commercial basis. In 2000, we completed construction of our 50,000 square foot manufacturing facility, and have continued to develop our manufacturing capabilities and processes. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in commercial quantities while meeting the quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in developing our manufacturing capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our distributors or customers.

We have not developed and produced the products that we have agreed to sell to GE Fuel Cell Systems.

Our distribution agreement with GEFCS has been amended on a number of occasions, most recently in April 2005. The amendments to our distribution agreement permit us the ability to sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore® back-up power product line, our GenSite™ hydrogen generation product line and our GenSys® prime power product line (for telecommunication and broadband applications). In exchange, starting in the fourth quarter of 2005 we are required to pay a 5% commission for GenCore®, and starting in the fourth quarter of 2005 we are required to pay a 5% commission for GenSite™, in each case based on sales price, to GEFCS. We are also required to pay a 5% commission for GenSys® sales beginning in the fourth quarter of 2006. The distribution agreement expires on December 31, 2014.

We have not developed products meeting all specifications required by the GEFCS distribution agreement. There can be no assurance that we will complete development of products meeting specifications required by GEFCS and deliver them on schedule. Pursuant to the distribution agreement, GEFCS has the right to provide notice to us if, in its good faith judgment, we have materially deviated from the multi-generation product plan in the distribution agreement. Should GEFCS provide such notice, and we cannot mutually agree to a modification to the multi-generation product plan, then GEFCS has the right to terminate the distribution agreement for cause, subject to our rights to cure. In addition, GEFCS has the right to terminate the distribution agreement for cause if we fail to provide GEFCS with products that, in GEFCS’ reasonable judgment, are materially competitive with alternative PEM fuel cell-powered generator sets, subject to our rights to cure.

GE Energy, the operating business of General Electric Company, which controls GEFCS through GE MicroGen, has agreed not to sell or distribute PEM fuel cell systems and related components manufactured by parties other than us through any entity other than GEFCS. GE Energy is not, however, prohibited from developing non-PEM fuel cell systems and other distributed energy systems and products that would compete directly or indirectly against our PEM fuel cell systems or other products we may manufacture. GE Energy is not required to provide us with any information concerning the developments of such products, or plans or intentions to manufacture such products by GE Energy. The development of different energy product solutions by GE Energy could harm the marketability of our technology by providing potential customers with an alternative to our products.

As discussed above in “Distribution, Marketing and Strategic Relationships” we are currently in discussion with GE to restructure our agreements, including the distribution agreement, and cannot predict the outcome of those discussions.

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

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our products and market acceptance of our products. We expect to devote substantial capital resources to continue development programs, establish a manufacturing infrastructure and develop manufacturing processes. Additionally, we expect to devote substantial capital resources to expand our marketing organization and establish a sales organization. We may need to raise additional funds to achieve commercialization of our products. However, we do not know whether we will be able to secure additional funding, or funding on acceptable terms, to pursue our commercialization plans. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our development and commercialization plans, which could affect operations in future periods.

We may be unable to establish relationships, or we may lose existing relationships, with third parties for certain aspects of product development, manufacturing, distribution and servicing and the supply of key components for our products.

We will need to enter into additional strategic relationships in order to complete our current product development and commercialization plans. We will also require partners to assist in the distribution, servicing and supply of components for our anticipated back-up power and on-site hydrogen generation products, both of which are in development. If we are unable to identify or enter into satisfactory agreements with potential partners, including those relating to the distribution of and service and support for our anticipated back-up power and on-site hydrogen generation products, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of needed partners, which would adversely affect our future prospects for development and commercialization of future products. In addition, any arrangement with a strategic partner may require us to issue a significant amount of equity securities to the partner, provide the partner with representation on our board of directors and/or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then current stockholders. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our products, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure relationships with entities which can develop or supply the required components for our products and provide the required distribution and servicing support. Additionally, the agreements governing our current relationships allow for termination by our partners under certain circumstances. If any of our current strategic partners was to terminate any of its agreements with us, there could be a material adverse impact on the development and commercialization of our products and the operation of our business, financial condition, results of operations and prospects.

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

The markets for on-site energy products are intensely competitive. There are a number of companies located in the United States, Canada and abroad that are developing PEM and other fuel cell technologies and energy products that compete with our products. Some of our competitors in the fuel cell sector are much larger than we are and may have the manufacturing, marketing and sales capabilities to complete research, development and commercialization of commercially viable fuel cell products more quickly and effectively than we can.

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

Our products will be subject to federal, local, and non-U.S. laws and regulations, including, for example, state and local ordinances relating to building codes, public safety, electrical and gas pipeline connections, hydrogen transportation and siting and related matters. Further, as products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our ability to distribute, install and service our products. Any regulation of our products, whether at the federal, state, local or foreign level, including any regulations relating to installation and servicing of our products, may increase our costs and the price of our products.

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

Our products are among a number of alternative energy products being developed. A significant amount of public and private funding is currently directed toward development of microturbines, solar power, wind power and other types of fuel cell technologies. Improvements are also being made to the existing electric transmission system. Technological advances in alternative energy products, improvements in the electric power grid or other fuel cell technologies may make our products less attractive or render them obsolete.

The hydrocarbon fuels and other raw materials on which our products rely may not be readily available or available on a cost-effective basis.

Our products depend largely on the availability of natural gas, liquid propane and hydrogen gas. If these fuels are not readily available, or if their prices are such that energy produced by our products costs more than energy provided by other sources, our products could be less attractive to potential users.

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

Our fuel cell systems use natural gas, liquid propane and hydrogen gas in catalytic reactions, which produce less heat than a typical gas furnace. While our products do not use this fuel in a combustion process, natural gas, liquid propane and hydrogen gas are flammable fuels that could leak in a home or office and combust if ignited by another source. Further, while we are not aware of any accidents involving our products, any such accidents involving our products or other products using similar flammable fuels could materially suppress demand for, or heighten regulatory scrutiny of, our products.

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

PEM fuel cell technology was first developed in the 1950s, and fuel processing technology has been practiced on a large scale in the petrochemical industry for decades. Accordingly, we do not believe that we can establish a significant proprietary position in the fundamental component technologies in these areas. However, our ability to compete effectively will depend, in part, on our ability to protect our proprietary system-level technologies, systems designs and manufacturing processes. We rely on patents, trademarks, and other policies and procedures related to confidentiality to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application. Moreover, we do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. In addition, we do not know whether the U.S. Patent & Trademark Office will grant federal registrations based on our pending trademark applications. Even if federal registrations are granted to us, our trademark rights may be challenged. It is also possible that our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. We could incur substantial costs in prosecuting or defending trademark infringement suits.

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

Asserting, defending and maintaining our intellectual property rights could be difficult and costly and failure to do so may diminish our ability to compete effectively and may harm our operating results. We may need to pursue lawsuits or legal action in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine the priority of rights to the trademark. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming, and we could use a substantial amount of our financial resources in either case.

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

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers and manufacturing, marketing and sales professionals. Our future success will depend, in part, on our ability to attract and retain qualified management and technical personnel. We do not know whether we will be successful in hiring or retaining qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could materially and adversely affect our development and commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

GE MicroGen, Inc. and DTE Energy Technologies, Inc. have representatives on our board of directors.

Under our agreement with GE MicroGen, we are required to use our best efforts to cause one individual nominated by GE Energy, an operating business of General Electric Company, to be elected to our board of directors for as long as our distribution agreement with GEFCS remains in effect. Currently, Richard R. Stewart serves on our board of directors as GE Energy’s nominee. In addition, a current employee of DTE, Robert J. Buckler, and a former employee of DTE, Larry G. Garberding, currently serve on our board of directors. Both GEFCS and DTE have entered into distribution agreements with us. As discussed above in “Distribution, Marketing and Strategic Relationships” we are currently in discussion with GE to restructure certain agreements, including the distribution agreement, and cannot predict the outcome of those discussions.

Provisions in our charter documents and Delaware law may prevent or delay an acquisition of us, which could decrease the value of our common stock.

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

Item 1B.	Unresolved Staff Comments

We have not received written comments from the Securities and Exchange Commission regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended, that were received 180 days or more before December 31, 2005 and remain unresolved.

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

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information. Our common stock is traded on the Nasdaq National Market under the symbol “PLUG.” As of March 1, 2006, there were approximately 2,600 record holders of our common stock. However, management believes that a significant number of shares are held by brokers under a “nominee name” and that the number of beneficial shareholders of our common stock exceeds 80,000. The following table sets forth high and low last reported sale prices for our common stock as reported by the Nasdaq National Market for the periods indicated:

	Sales prices
	High	Low
2004
1st Quarter	$10.65	$6.75
2nd Quarter	$10.24	$6.85
3rd Quarter	$7.55	$4.62
4th Quarter	$7.27	$5.45
2005
1st Quarter	$8.20	$5.11
2nd Quarter	$7.63	$5.21
3rd Quarter	$7.73	$5.85
4th Quarter	$7.12	$4.84

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

The following tables set forth selected financial data and other operating information of the Company. The selected statement of operations and balance sheet data for 2005, 2004, 2003, 2002, and 2001 as set forth below are derived from the audited financial statements of the Company. The information is only a summary and you should read it in conjunction with the Company’s audited financial statements and related notes and other financial information included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement Of Operations:
Product and service revenue	$4,881	$5,306	$7,517	$9,427	$2,574
Research and development contract revenue	8,606	10,835	4,985	2,391	3,168

Total revenue	13,487	16,141	12,502	11,818	5,742
Cost of product and service revenues	4,098	5,368	7,150	7,602	5,080
Cost of research and development contract revenues	12,076	13,474	7,010	3,739	6,211
In-process research and development	—	—	3,000	—	—
Research and development expense	36,319	35,203	40,070	40,289	60,600
General and administrative expense	8,973	8,423	7,183	6,956	7,492
Other expense (income), net	3764	412	1,128	450	(529)

Net loss	$(51,743)	$(46,739)	$(53,039)	$(47,218)	$(73,112)

Loss per share, basic and diluted	$(0.66)	$(0.64)	$(0.88)	$(0.93)	$(1.56)

Weighted average number of common shares outstanding	78,463	73,126	60,146	50,645	46,840

Balance Sheet Data:
(at end of the period)
Unrestricted cash, cash equivalents and marketable securities	$97,563	$66,849	$102,004	$55,848	$92,682
Total assets	139,784	117,997	160,589	108,683	151,374
Current portion of long-term obligations	527	427	545	530	530
Long-term obligations	4,659	4,996	5,306	5,727	6,172
Stockholders’ equity	124,955	102,113	144,286	92,697	135,003
Working capital	95,511	64,073	99,286	56,876	90,366

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying Financial Statements and Notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: our ability to develop commercially viable on-site energy products; the cost and timing of developing our on-site energy products; market acceptance of our on-site energy products; our ability to manufacture on-site energy products on a large-scale commercial basis; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our on-site energy products; the ability to raise and provide the necessary capital to develop, manufacture and market our on-site energy products; our ability to establish relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; our ability to protect our intellectual property; our ability to lower the cost of our on-site energy products and demonstrate their reliability; the cost of complying with current and future governmental regulations; the impact of deregulation and restructuring of the electric utility industry on demand for our on-site energy products; fluctuations in the trading price and volume of our common stock and other risks and uncertainties discussed under Item IA—Risk Factors. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

Overview

We design and develop on-site energy systems, based on proton exchange membrane fuel cell technology, for commercial and residential energy consumers worldwide. We are focused on a platform-based systems architecture, which includes proton exchange membrane (PEM) fuel cell and fuel processing technologies, from which we are offering or developing multiple products. We are currently offering our GenCore® product for commercial sale. Our GenCore® product is a back-up power product for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. We are also developing additional products for continuous run power applications, with optional combined heat and power capability for remote small commercial and remote residential applications.

We are a development stage enterprise in the early period of field-testing and marketing our initial commercial products to a limited number of customers, including telecommunications companies, utilities, government entities and our distribution partners. Our initial commercial product, the GenCore® 5T, is designed to provide direct-current (DC) backup power for the targeted application described above. See “Product Development and Commercialization.” The GenCore® 5T is fueled by hydrogen and does not require a fuel processor.

Our sales and marketing strategy is to build a network of leading distributors who have established relationships, and sub-distributor networks, that can distribute and service our products in specific geographic or market segments. We have distribution agreements in place with 4 domestic distributors, including Tyco Electronics Power Systems, Inc., (Tyco) our largest North American distribution partner, and 13 international distributors, including IST Holdings Ltd. (IST) our distribution partner in South Africa with whom we recently jointly received a $3 million customer buy-down grant from the International Finance Corporation to install 400 fuel cell systems over the next three years. We also form relationships with customers and enter into development and demonstration programs with telecommunications companies, electric utilities, government agencies and other energy providers. Many of our initial sales of GenSys® and GenCore® 5T are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months. See “Critical Accounting Policies and Estimates—Revenue Recognition.”

As we gain commercial experience, including field experience relative to service and warranty of our initial products, the fair values for the multiple elements within our future contracts may become determinable and we may, in future periods, recognize revenue upon delivery of the product or we may continue to defer recognition, based on application of appropriate guidance within EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or changes in the manner in which we structure contractual agreements, including our agreements with distribution partners.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of December 31, 2005, we had unrestricted cash and cash equivalents and marketable securities totaling $97.6 million and working capital of $95.5 million. Additionally, we have restricted cash in the amount of $4.0 million, which is escrowed to secure the mortgage on our headquarters facility.

During the year ended December 31, 2005, cash used by operating activities was $39.9 million consisting primarily of a net loss of $51.7 million offset, in part, by non-cash expenses in the amount of $12.7 million, including $3.4 million for amortization and depreciation, $2.9 million for stock based compensation, $688,000 for amortization of intangible assets and $5.8 million for equity losses in affiliates. Cash used in investing activities for the year ended December 31, 2005 was $28.6 million consisting of $27.6 million net of purchases of marketable securities and $1.0 million used to purchase property plant and equipment. Cash provided by financing activities was $71.4 million, consisting primarily of net proceeds, in the amount of $70.6 million, from the issuance of common stock during the Company’s public offering in the third quarter of 2005.

We have financed our operations through December 31, 2005 primarily from the sale of equity, which has provided cash in the amount of $420.8 million since inception. Additionally cumulative net cash used in operating activities has been $302.2 million and cash used in investing activities has been $90.0 million, including our purchase of property, plant and equipment of $32.7 million and our investments in marketable securities in the amount of $75.9 million offset, in part, by net proceeds from acquisition of $29.5 million.

Product Development and Commercialization

We are focused on a fuel cell technology platform from which we believe we can offer multiple products. We currently have one commercial product line, GenCore®, which we continue to enhance and broaden:

GenCore®—Back-up Power for Telecommunication, Broadband, Utility and UPS Applications—We currently offer the GenCore® product line which is focused on providing direct-current (DC) backup power in a power range of 1-12 kilowatts for applications in the telecom, broadband, utility and industrial UPS market applications. Our GenCore® products are fueled by hydrogen and do not require a fuel processor. In the fourth quarter of 2003, we began initial shipments of the GenCore® 5T product, and have shipped 233 units through December 31, 2005. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

Additionally, we continue to advance the development of our other technology platforms:

GenSys®—Remote Continuous Power for Light Commercial and Residential Applications—We plan to continue to develop GenSys® into a platform that is expected to support a number of products, including systems fueled by liquefied petroleum gas (LPG) for remote applications and, eventually, both grid independent and grid-connected light commercial and residential applications fueled by LPG or natural gas. In connection with the development of our GenSys® platform, we are developing combined heat and power (CHP) fuel cell systems for light commercial and residential applications that provide supplemental heat as electricity is produced. We began field-testing of the next generation GenSys®, our continuous run product, in the third quarter of 2005. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

Home Energy Station—We have been developing technology in support of the automotive fuel cell market under a series of agreements with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd., under which we have exclusively and jointly developed and tested three phases of prototype fuel cell systems that provide electricity and heat to a home or business, while also providing hydrogen fuel for a fuel cell vehicle (the “Home Energy Station”). In October 2003, we successfully demonstrated the first prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California. In September 2004, under the second phase of our work with Honda, we successfully demonstrated a second-generation prototype of the Home Energy Station at our Latham NY headquarters. In September 2005, Plug Power and Honda installed our third-generation Home Energy Station in Torrance, California. Honda now utilizes the systems in both New York and California for refueling prototype Honda FCX fuel cell vehicles in their test programs. Across each generation of the HES, we have significantly reduced size and weight, as well as improved performance. We are currently negotiating a contract with Honda funding our joint development of the fourth generation system during 2006, as well as a separate agreement funding joint research & development, in 2006, of technology that may be utilized in future systems.

We also have longer-term product development plans that potentially include GenSite™ a product which supplies on-site hydrogen, and GenDrive™ a product offering battery replacement for material handling equipment.

GenSite™—On-Site Hydrogen Generation—We expect to combine our proprietary fuel processor technology with existing components for gas compression, purification and storage as the basis for GenSite™, an on-site hydrogen gas generator. This product is expected to target certain applications now served by packaged hydrogen gas (cylinders or tube trailers) or electrolyzers. We presently have a prototype system in our research and product development facilities in Apeldoorn, Holland, and another system at our Latham, NY headquarters.

GenDrive™—Battery Replacement for Material Handling—The GenCore® platform is expected to provide the basis for our development of the GenDrive™ product, a hydrogen-fueled battery-replacement module for material handling equipment. We continue to explore the potential for partnerships with end users of this product to develop the GenDrive™ product.

Results of Operations

Comparison of the Years Ended December 31, 2005 and December 31, 2004.

Product and service revenue. Product and service revenue decreased to $4.9 million for the year ended December 31, 2005, from $5.3 million for the year ended December 31, 2004. We defer recognition of product and service revenue at the time of delivery and recognize revenue as the continued service, maintenance and other support obligations expire. The costs associated with the product, service and other obligations are expensed as they are incurred.

Many of our initial sales of GenSys® and GenCore® 5T products are contract specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months. See “Critical Accounting Policies and Estimates—Revenue Recognition.”

During the year ended December 31, 2005, we delivered 135 fuel cell systems and recognized product and service revenue against these current year deliveries in the amount of $940,000 combined with the recognition of

$4.0 million of revenue originally deferred at December 31, 2004. This compares to 150 fuel cell systems delivered for the year ended December 31, 2004, during which we recognized $1.4 million of product and service revenue against 2004 deliveries combined with the recognition of $3.9 million of revenue originally deferred at December 31, 2005.

During 2005 and 2004, we invoiced $2.5 million and $5.7 million, respectively, for the delivery of fuel cell systems and recognized revenue of $4.9 million and $5.3 million in 2005 and 2004, respectively. The difference between the amounts invoiced and the recognized revenue in 2005 and 2004 represents a component of deferred revenue at December 31, 2005 and 2004. During 2006, we expect to recognize substantially all of the deferred revenue as of December 31, 2005.

Research and development contract revenue. Research and development contract revenue decreased to $8.6 million for the year ended December 31, 2005 from $10.8 million for the year ended December 31, 2004. The decrease is the result of prior spending levels dropping off for material purchases and subcontractor activity as the U.S. Department of Energy (DOE) programs wind down and decreased activity under our contract with National Institute of Standards and Technology (NIST) and with Honda R&D Co., Ltd. of Japan. We expect to continue certain research and development contract work that is directly related to our current product development efforts. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost-sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period.

Cost of product and service revenue. Cost of product and service revenue decreased to $4.1 million for the year ended December 31, 2005 from $5.4 million for the year ended December 31, 2004. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services. The year over year decrease to cost of product and service revenue is directly related to an increased proportion of our fuel cell system deliveries coming from GenCore® product which has a lower direct materials cost per unit than our GenSys® product. Our GenCore® products are fueled by hydrogen and do not require a fuel processor, thereby eliminating certain costs. For the year ended December 31, 2005 we shipped 121 GenCore® units and 14 GenSys® units compared to 93 and 56 GenCore® and GenSys® units, respectively, in 2004.

Cost of research and development contract revenue. Cost of research and development contract revenue decreased to $12.1 million for the year ended December 31, 2005 from $13.5 million for the year ended December 31, 2004. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services, and materials and supplies and other directly allocable general overhead costs allocated to specific research and development contracts. The decrease in these costs is directly related the decreased activity under the development agreements described above under research and development contract revenue.

Noncash research and development expense. Noncash research and development expense decreased to $1.6 million for the year ended December 31, 2005 from $2.6 million for the year ended December 31, 2004. Noncash research and development expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The decrease is primarily the result of fully expensing amortization of stock based compensation associated with restricted stock issued in June 2003 under our employee stock option exchange program. In 2004 we had a full year of such amortization.

Other research and development expense. Other research and development expense increased to $34.7 million for the year ended December 31, 2005 from $32.6 million for the year ended December 31, 2004.

The increase in research and development expense is primarily the result of our accelerated efforts to advance the development of our next generation continuous run product combined with continued research and development activities related to future product initiatives. We also had fewer resources allocated to research and development programs reflected in cost of revenues for research and development under DOE, NIST and Honda research and development contracts (as discussed above).

Other research and development expense also includes amortization in the amount of $700,000 and $3.5 million for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, amortization expense included $700,000 related to the portion of the H Power purchase price that was capitalized and recorded on our balance sheet under the caption “Intangible assets”. For the year ended December 31, 2004, other research and development expense included amortization expense of $2.8 million related to the H Power intangible asset and $708,000 for amortization of prepaid development costs under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs”.

Capitalized technology acquired as a result of our merger with H Power, is recorded on our balance sheet under the caption “Intangible assets” and at December 31, 2005, the carrying value of these intangible assets have been fully amortized. Prepaid development costs under our joint development program with Engelhard, is recorded on our balance sheet under the caption “Prepaid development costs” became fully amortized in the year ended December 31, 2004.

Noncash general and administrative expense. Noncash general and administrative expense was $1.5 million for the year ended December 31, 2005 compared to $1.4 million for the year ended December 31, 2004. Noncash general and administrative expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided.

Other general and administrative expense. Other general and administrative expenses increased to $7.4 million for the year ended December 31, 2005 from $7.0 million for the year ended December 31, 2004. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services. The increase in other general and administrative expenses is the result of our increase in sales and marketing expenses for the year ending December 31, 2005, in support of commercialization of our products. Based on our current level of operations, no significant increase in other general and administrative expenses is anticipated in 2006.

Interest income. Interest income, consisting of interest earned on our cash, cash equivalents and marketable securities, increased to $2.2 million for the year ended December 31, 2005, from $1.4 million for the year ended December 31, 2004. The increase was primarily due to an increase in our investment portfolio for funds received as a result of our public offering of 12,000,000 shares of common stock in August, 2005. See “Liquidity and Capital Resources.”

Interest expense. Interest expense consists of interest on a long-term obligation related to our facilities and interest paid on capital lease obligations. Interest expense was $146,000 for the year ended December 31, 2005, compared to $61,000 for the year ended December 31, 2004. The long-term debt accrues interest at a variable rate that was approximately 4.44% and 2.37% at December 31, 2005 and 2004, respectively.

Equity in losses of affiliates. Equity in losses of affiliates was $5.8 million for the year ended December 31, 2005 and $1.8 for the year ended December 31, 2004. Equity in losses of affiliates, which we account for under the equity method of accounting, is our proportionate share of the losses of GEFCS in the amount of $10,000 and amortization of intangible assets in the amount of $1.8 million. Additionally, during the fourth quarter of 2005 we recorded an other than temporary impairment of our investment in GEFCS, in the amount of $4.0 million, in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, primarily due to a shift in the Company’s business strategy away from residential fuel cells, for which GEFCS was well suited as a distribution partner, to back-up power generation, for which GEFCS is not a natural partner. Based upon this shift in strategy it was determined that GEFCS lacked the ability to sustain an earning capacity which would justify the carrying amount of the investment.

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

Our initial sales of GenSys® and GenCore® 5T are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months.

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

Other general and administrative expense. Other general and administrative expenses increased to $7.0 million for the year ended December 31, 2004 from $6.3 million for the year ended December 31, 2003. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services. The increase in other general and administrative expenses is the result of our increase in sales and marketing expenses for the year ending December 31, 2004, in support of commercialization of our products.

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

Our initial sales of GenSys® and GenCore® 5T products are contract specific arrangements containing multiple obligations, that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months.

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

When we determine that the carrying value of intangible assets, long-lived assets or goodwill, if any, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based upon the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as appropriate. Based on the review during the year ended December 31, 2005, we do not believe an impairment charge is required.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2005, we have recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2005, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero for the year ended December 31, 2005.

Recent Accounting Pronouncements: In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2005, net loss would have been increased by approximately $4.2 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS

No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company’s adoption of the standard did not have a material effect on the Company’s financial position, cash flows or results of operations for the year ending December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.

Liquidity and Capital Resources

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our on-site energy products, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our on-site energy products for worldwide use, hiring and training our production staff, develop and expand our manufacturing capacity, continue expanding our production and our research and development activities. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash, cash equivalents and marketable securities balances will provide sufficient capital to fund operations for at least the next twelve months.

Several key indicators of liquidity are summarized in the following table:

	Years ended December 31,
	2005	2004	2003
Unrestricted cash, cash equivalents and marketable securities	$97,563,000	$66,849,000	$102,004,000
Working capital	95,511,000	64,073,000	99,285,000
Net loss	51,743,000	46,739,000	53,039,000
Net cash used in operating activities	39,869,000	33,896,000	38,017,000
Purchase of property, plant and equipment	1,000,000	1,617,000	627,000

We have financed our operations through December 31, 2005 primarily from the sale of equity, which has provided cash in the amount of $420.8 million. As of December 31, 2005, we had unrestricted cash, cash equivalents and marketable securities totaling $97.6 million and working capital of $95.5 million. In addition, we have restricted cash of $4.0 million in cash which is escrowed to secure the mortgage on our headquarters facility. Since inception, net cash used in operating activities has been $302.2 million and cash used in investing activities has been $90.0 million.

During the year ended December 31, 2005, the Company used $39.9 million in cash for operating activities, used $28.6 million in cash for investing activities and received $71.4 million from financing activities. Net cash used in operating activities consisted primarily of a net loss of $51.7 million offset, in part, by non-cash items which include $3.4 million for depreciation and amortization, $2.9 million in stock based compensation, $688,000 amortization of intangible assets and $5.8 million in equity losses in affiliates. Cash used in investing activities consisted of $27.6 million of net purchases of marketable securities and $1.0 million for the purchase of property, plant and equipment. Cash provided by financing activities in the amount of $71.4 million consisted primarily of $70.6 million, net of $4.4 million for expenses and placement fees, related to the issuance and distribution of the securities relating to our public offering of 12,000,000 shares of common stock, completed in the third quarter of 2005.

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

In August 2005, the Company completed a public offering of 12,000,000 shares of common stock. We received proceeds of $70.6 million, net of expenses and placement fees relating to the issuance and distribution of the securities.

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

Initial Capital Contributions

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

In aggregate Mechanical Technology Incorporated has made cash contributions of $27.0 million plus noncash contributions of $14.2 million, while Edison Development Corporation has made aggregate cash contributions of $46.2 million, including $5.0 million in connection with the closing of a private placement of our common stock in July, 2001. Mechanical Technology Incorporated and Edison Development Corporation have not made any additional cash or noncash contributions since October 1999 and July 2001, respectively.

GE Fuel Cell Systems

In February 1999, we entered into a joint venture agreement with GE MicroGen, Inc. (a wholly owned subsidiary of General Electric Company that operates within the GE Energy business) to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, sell, install and service certain of our PEM fuel cell systems. In connection with the original formation of GEFCS, we issued 2,250,000 shares of our common stock to GE MicroGen, Inc. in exchange for a 25% interest in GEFCS and we capitalized $11.3 million, the fair value of the shares issued, under the caption “Investment in affiliates” in our consolidated financial statements. We also issued a warrant to GE MicroGen, Inc. to purchase 3,000,000 additional shares of common stock at a price of $12.50 per share. GEFCS exercised this option immediately prior to our initial public offering for a total exercise price of $37.5 million in cash.

Subsequently, in August 2001, we amended our agreements with GE Microgen, Inc. and GEFCS to expand GEFCS’ exclusive distribution rights in exchange for an increase to our ownership interest in GEFCS from 25% to 40% and an extension to the term of the agreement to December 31, 2014. In return, we granted GE Power Systems Equities, Inc. an option to purchase 725,000 shares of our common stock at any time prior to August 21, 2006 at an exercise price of $15.00 per share. In connection with the amendment, we capitalized $5 million, the fair value of the option to purchase 725,000 shares of Plug Power common stock, under the caption “Investment in affiliates” in our consolidated financial statements.

Additionally, we are currently in discussion with GE to restructure our existing agreements. See further information regarding this discussion under Item 1, “Distribution, Marketing and Strategic Relationships.”

Grant Agreements

Since our inception we have been awarded, or participated in, federal and state government contracts related research, development, test and demonstration of our PEM fuel cell technology. These contracts are primarily cost reimbursement contracts associated with the development of our PEM fuel cell technology. We have recognized “Research and development contract revenue” of approximately $57.1 million related to federal and state government contracts, and commercial contracts. We generally share in the cost of these programs with cost-sharing percentages between 20% and 60%. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2005.

	Total	2006	2007-2008	2009-2010	2011+
Long-term debt	$3,989,000	$385,000	$845,000	$945,000	$1,814,000
Capital lease obligations	142,000	142,000	—	—	—
Operating leases	2,456,000	679,000	1,356,000	421,000	—
Other	1,700,000	—	1,700,000	—	—

Total	$8,287,000	$1,206,000	$3,901,000	$1,366,000	$1,814,000

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

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit, under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Changes in Controls and Procedures: No change in our internal control over financial reporting occurred during quarterly period ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a) Directors

Incorporated herein by reference is the information appearing under the captions “Information about our Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the Security and Exchange Commission.

(b) Executive Officers

Incorporated herein by reference is the information appearing under the captions “Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the Security and Exchange Commission.

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

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the Security and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

The following table gives information about the shares of Common Stock that may be issued upon the exercise of options under the Plug Power, L.L.C. Second Amendment and Restatement of the Membership Option Plan (1997 Plan), the Company’s 1999 Stock Option and Incentive Plan, as amended (1999 Stock Option Plan) and the Company’s 1999 Employee Stock Purchase Plan, as of December 31, 2005.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted average exercise price of outstanding options, warrants and rights(b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a))(c)
Equity compensation plans approved by security holders	5,504,729	(1)	$10.20	3,049,357	(2)
Equity compensation plans not approved by security holders(3)	—		—	—

Total	5,504,729	(1)	$10.20	3,049,357	(2)

(1)	Represents 5,504,729 outstanding options under the 1997 Plan and 1999 Stock Option Plan. There are no options, warrants or rights outstanding under the 1999 Employee Stock Purchase Plan.
(2)	Includes 2,474,385 shares available for future issuance under the 1999 Stock Option Plan and 574,972 shares available for future issuance under the 1999 Employee Stock Purchase Plan. The 1999 Stock Option Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the 1999 Stock Option Plan will increase on the first day of January and July each year. On each January 1 and July 1, the aggregate number of shares reserved for issuance under the 1999 Stock Option Plan increases by 16.45% of any net increase in the total number of outstanding shares since the preceding July 1 or January 1, as the case may be. In accordance with this procedure, on January 1, 2006, the maximum number of shares remaining available for future issuance under the 1999 Stock Option Plan increased by 2,010,915 to 4,485,300.
(3)	There are no equity compensation plans in place not approved by shareholders.

Item 13.	Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the caption “Independent Auditors Fees” in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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
Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROGER B. SAILLANT Roger B. Saillant	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/S/ DAVID A. NEUMANN David Neumann	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 14, 2006

/S/ ROBERT J. BUCKLER Robert J. Buckler	Director	March 14, 2006

/S/ LARRY G. GARBERDING Larry G. Garberding	Director	March 14, 2006

/S/ J. DOUGLAS GRANT J. Douglas Grant	Director	March 14, 2006

/S/ MAUREEN O. HELMER Maureen O. Helmer	Director	March 14, 2006

/S/ DOUGLAS T. HICKEY Douglas T. Hickey	Director	March 14, 2006

/S/ GEORGE C. MCNAMEE George C. McNamee	Director	March 14, 2006

/S/ RICHARD R. STEWART Richard R. Stewart	Director	March 14, 2006

/S/ JOHN M. SHALIKASHVILI John M. Shalikashvili	Director	March 14, 2006

/S/ GARY K. WILLIS Gary K. Willis	Director	March 14, 2006

/S/ PETER WOICKE Peter Woicke	Director	March 14, 2006

List of Exhibits

Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.5, 10.7, 10.8, 10.14, 10.15, 10.28, 10.29 and 10.31 represent the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Exhibit No. and Description
3.1	Amended and Restated Certificate of Incorporation of Plug Power.(2)

3.2	Amended and Restated By-laws of Plug Power.(2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power(3)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power.(1)

10.1	Trademark and Trade Name Agreement, dated as of February 2, 1999, between General Electric Company and GE Fuel Cell Systems, LLC.(1)

10.2	Trademark Agreement, dated as of February 2, 1999, between Plug Power, LLC, and GE Fuel Cell Systems, LLC.(1)

10.3	Assignment and Assumption Agreement, dated as of July 1, 1999, between the Town of Colonie Industrial Development Agency, Mechanical Technology Incorporated, Plug Power, LLC, KeyBank, N.A., and First Albany Corporation.(1)

10.4	Replacement Reimbursement Agreement, dated as of July 1, 1999, between Plug Power, LLC and KeyBank, N.A.(1)

10.5	1997 Membership Option Plan and amendment thereto dated September 27, 1999.(1)

10.6	Trust Indenture, dated as of December 1, 1998, between the Town of Colonie Industrial Development Agency and Manufacturers and Traders Trust Company, as trustee.(1)

10.7	1999 Stock Option and Incentive Plan.(1)

10.8	Employee Stock Purchase Plan.(1)

10.9	Agreement, dated as of August 27, 1999, by Plug Power, LLC, Plug Power Inc., GE On-Site Power, Inc., GE Power Systems Business of General Electric Company, and GE Fuel Cell Systems, L.L.C.(1)

10.10	Registration Rights Agreement to be entered into by the Registrant and the stockholders of the Registrant.(2)

10.11	Registration Rights Agreement to be entered into by Plug Power, L.L.C. and GE On-Site Power, Inc.(2)

10.12	Amendment No. 1 to Distributor Agreement dated February 2, 1999, between GE Fuel Cell Systems L.L.C. and Plug Power Inc.(3)

10.13	Amendment to Distributor Agreement dated February 2, 1999, made as of July 31, 2000, between GE Fuel Cell Systems L.L.C. and Plug Power Inc.(3)

10.14	Agreement, dated as of December 15, 2000, between Plug Power Inc. and Roger Saillant.(3)

10.15	Amendment dated September 19, 2000 to agreement, dated as of August 6, 1999, between Plug Power Inc. and Gregory A. Silvestri.(3)

Exhibit No. and Description
10.16	Joint Development Agreement, dated as of June 2, 2000, between Plug Power Inc. and Engelhard Corporation(3)

10.17	Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, L.L.C. dated August 21, 2001, between GE MicroGen, Inc. and Plug Power Inc.(4)

10.18	Side Letter, dated August 21, 2001, to Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, L.L.C. between GE MicroGen, Inc. and Plug Power Inc.(4)

10.19	First Amendment, dated July 25, 2001, to Registration Rights Agreement entered into by Plug Power, L.L.C. and GE On-Site Power, Inc.(4)

10.20	Amended and Restated Distribution Agreement, dated as of August 21, 2001, between GE Fuel Cell Systems, LLC and Plug Power, LLC(4)

10.21	Investment Agreement dated July 25, 2001, by and between Plug Power Inc. and GE Power Systems Equities Inc.(4)

10.22	Option to Purchase Common Stock of Plug Power Inc. by GE Power Systems Equities, Inc., dated August 21, 2001(4)

10.23	Services Agreement, dated March 17, 2000, between Plug Power Inc. and General Electric Company(4)

10.24	Amendment, dated September 18, 2000, to the Services Agreement between Plug Power Inc. and General Electric Company(4)

10.25	Amendment, dated December 31, 2000, to the Services Agreement between Plug Power Inc. and General Electric Company(4)

10.26	Amendment, dated March 31, 2001, to the Services Agreement between Plug Power Inc. and General Electric Company(4)

10.27	Amendment No. 1, dated February 27, 2002, to Services Agreement, between Plug Power Inc. and GE Microgen (f/k/a GE On-Site Power)(4)

10.28	Agreement, dated as of August 29, 2002, between Plug Power Inc. and Mark Sperry.(5)

10.29	Agreement, dated as of August 29, 2002, between Plug Power Inc. and John Elter.(5)

10.30	Amendment, dated July 2, 2003, to the Distributor Agreement between GE Fuel Cell Systems, LLC and Plug Power, LLC(6)

10.31	Agreement dated as of January 20, 2004, between Plug Power Inc. and David A Neumann.(6)

23.1	Consent of KPMG LLP(7)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File Number 333-86089).
(2)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 1999.
(3)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000.
(4)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001.
(5)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2002.
(6)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003.
(7)	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Plug Power Inc.:

We have audited the accompanying consolidated balance sheets of Plug Power Inc. and subsidiaries (a development stage enterprise) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005, and for the period June 27, 1997 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the period June 27, 1997 (inception) to December 31, 2005 include amounts for the period from June 27, 1997 to December 31, 1997, and for each of the years in the three-year period ending December 31, 2000, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period June 27, 1997 through December 31, 2000, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plug Power Inc. and subsidiaries (a development stage enterprise) as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, and for the period June 27, 1997 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Plug Power Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York

March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Plug Power Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Plug Power Inc. and subsidiaries (a development stage enterprise) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Plug Power Inc. and subsidiaries (a development stage enterprise) maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Plug Power Inc. and subsidiaries (a development stage enterprise) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Plug Power, Inc. and subsidiaries as of December 31, 2005 and 2004, and related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005, and for the period June 27, 1997 (inception) to December 31, 2005, and our report dated March 14, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York

March 14, 2006

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$21,877,726	$18,976,767
Restricted cash	385,000	365,000
Marketable securities	75,685,634	47,872,662
Accounts receivable	1,516,969	2,989,481
Inventory	4,692,515	3,527,140
Prepaid expenses and other current assets	1,524,004	1,230,713

Total current assets	105,681,848	74,961,763
Restricted cash	3,580,274	3,965,274
Property, plant and equipment, net	19,826,111	21,829,254
Intangible asset	—	687,500
Investment in affiliate	—	5,785,358
Goodwill	10,388,980	10,388,980
Other assets	307,164	379,361

Total assets	$139,784,377	$117,997,490

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,660,130	$2,339,143
Accrued expenses	3,835,973	2,447,316
Deferred revenue	3,148,048	5,675,227
Current portion of capital lease obligation and long-term debt	526,806	427,238

Total current liabilities	10,170,957	10,888,924
Long-term debt	3,603,641	3,998,391
Other liabilities	1,054,888	997,349

Total liabilities	14,829,486	15,884,664

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 85,835,248 shares issued and outstanding at December 31, 2005 and 73,350,878 shares issued and outstanding at December 31, 2004	858,353	733,509
Additional paid-in capital	531,435,616	457,880,663
Unamortized value of restricted stock	—	(680,459)
Accumulated other comprehensive loss	(257,120)	(482,391)
Deficit accumulated during the development stage	(407,081,958)	(355,338,496)

Total stockholders’ equity	124,954,891	102,112,826

Total liabilities and stockholders’ equity	$139,784,377	$117,997,490

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2005, 2004 and 2003 and Cumulative Amounts from Inception

	December 31, 2005	December 31, 2004	December 31, 2003	Cumulative Amounts from Inception
Product and service revenue	$4,880,505	$5,305,648	$7,517,060	$29,703,450
Research and development contract revenue	8,605,900	10,835,655	4,985,157	57,099,291

Total revenue	13,486,405	16,141,303	12,502,217	86,802,741
Cost of product and service revenue	4,097,647	5,367,897	7,150,192	29,297,443
Cost of research and development contract revenue	12,075,731	13,474,090	7,009,752	81,152,976
In-process research and development	—	—	3,000,000	12,026,640
Research and development expense:
Noncash stock-based compensation	1,574,101	2,591,156	1,752,276	8,806,176
Other research and development	34,745,181	32,611,633	38,317,462	296,018,794
General and administrative expense:
Noncash stock-based compensation	1,526,166	1,398,377	896,018	16,400,565
Other general and administrative	7,446,840	7,025,063	6,286,894	52,106,455

Operating loss	(47,979,261)	(46,326,913)	(51,910,377)	(409,006,308)
Interest income	2,166,740	1,452,593	833,014	21,679,400
Interest expense	(145,583)	(60,974)	(61,568)	(1,177,300)

Loss before equity in losses of affiliates	(45,958,104)	(44,935,294)	(51,138,931)	(388,504,208)
Equity in losses of affiliates	(5,785,358)	(1,803,533)	(1,899,871)	(18,577,750)

Net loss	$(51,743,462)	$(46,738,827)	$(53,038,802)	$(407,081,958)

Loss per share:
Basic and diluted	$(0.66)	$(0.64)	$(0.88)

Weighted average number of common shares outstanding	78,463,236	73,125,957	60,145,940

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005, 2004 and 2003 and cumulative amounts from inception

	December 31, 2005	December 31, 2004	December 31, 2003	Cumulative Amounts from Inception
Cash Flows From Operating Activities:
Net loss	$(51,743,462)	$(46,738,827)	$(53,038,802)	$(407,081,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,358,938	4,206,578	4,092,050	26,963,761
Equity in losses of affiliates	5,785,358	1,803,533	1,899,871	18,577,750
Amortization of intangible asset	687,500	2,750,000	2,577,347	15,124,501
Noncash prepaid development costs	—	708,481	1,436,784	10,000,000
Loss (gain) on disposal of property, plant and equipment	(5,000)	—	—	27,493
In-kind services	—	—	—	1,340,000
Stock-based compensation	2,888,685	4,137,202	2,966,797	25,028,983
Amortization of deferred grant revenue	—	(200,000)	(200,000)	(1,000,000)
Amortization and write-off of deferred rent	—	—	—	2,000,000
In-process research and development	—	—	3,000,000	7,042,640
Changes in assets and liabilities, net of effects of acquisition in 2003:
Accounts receivable	1,472,512	318,146	1,057,043	(1,297,628)
Inventory	(1,165,375)	(863,399)	(277,173)	(4,337,942)
Prepaid expenses and other current assets	(330,693)	(27,767)	(621,701)	(3,597,877)
Accounts payable and accrued expenses	1,709,644	(680,497)	(215,144)	4,816,869
Deferred revenue	(2,527,179)	690,295	(693,852)	4,148,048

Net cash used in operating activities	(39,869,072)	(33,896,255)	(38,016,780)	(302,245,360)

Cash Flows From Investing Activities:
Proceeds from acquisition	—	—	36,521,491	36,521,491
Integration costs and expenses associated with acquisition	—	—	(7,055,750)	(7,055,750)
Purchase of property, plant and equipment	(999,582)	(1,616,525)	(627,348)	(32,704,381)
Proceeds from disposal of property, plant and equipment	5,000	—	—	315,666
Purchase of intangible asset	—	—	—	(9,624,500)
Investment in affiliate	—	—	—	(1,500,000)
Proceeds from sale of marketable securities	177,351,026	41,181,267	306,179,105	919,816,198
Purchases of marketable securities	(204,938,727)	(76,217,470)	(209,907,577)	(995,758,952)

Net cash provided by (used in) investing activities	(28,582,283)	(36,652,728)	44,109,921	(89,990,228)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	70,875,000	—	55,282,500	211,217,782
Proceeds from initial public offering, net	—	—	—	201,911,705
Stock issuance costs	(294,264)	—	(315,296)	(2,678,336)
Proceeds from stock option exercises and employee stock purchase plan	890,835	910,721	433,578	10,365,677
Cash placed in escrow	365,000	345,000	325,000	(3,965,274)
Principal payments on long-term debt and capital lease obligations	(484,257)	(415,226)	(391,309)	(2,738,240)

Net cash provided by financing activities	71,352,314	840,495	55,334,473	414,113,314

Increase (decrease) in cash and cash equivalents	2,900,959	(69,708,488)	61,427,614	21,877,726
Cash and cash equivalents, beginning of period	18,976,767	88,685,255	27,257,641	—

Cash and cash equivalents, end of period	$21,877,726	$18,976,767	$88,685,255	$21,877,726

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the years ended December 31, 2005, 2004 and 2003

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive loss	Unamortized Value of Restricted Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
December 31, 2002	50,997,073	509,971	347,747,664	—	—	(255,560,867)	92,696,768
Public offering, net	11,700,000	117,000	54,850,204				54,967,204
Stock issued in acquisition of H Power	9,063,080	90,631	46,169,945				46,260,576
Stock based compensation	356,829	3,567	2,026,020				2,029,587
Issuance of restricted stock	608,304	6,083	3,173,700		(3,179,783)		—
Amortization of restricted stock					937,210		937,210
Stock option exercises	35,033	350	84,623				84,973
Stock issued under employee stock purchase plan	90,380	904	347,701				348,605
Net loss						(53,038,802)	(53,038,802)

December 31, 2003	$72,850,709	$728,506	$454,399,857		$(2,242,573)	$(308,599,669)	$144,286,121
Stock based compensation	290,200	2,904	2,353,582				2,356,486
Issuance of restricted stock	42,300	422	218,180		(218,602)		—
Amortization of restricted stock					1,780,716		1,780,716
Stock option exercises	95,960	960	500,348				501,308
Stock issued under employee stock purchase plan	71,709	717	408,696				409,413
Net loss						(46,738,827)	(46,738,827)
Change in unrealized loss on marketable securities				(482,391			(482,391)

December 31, 2004	73,350,878	733,509	457,880,663	(482,391)	(680,459)	(355,338,496)	102,112,826
Public offering, net	12,000,000	120,000	70,460,736				70,580,736
Stock based compensation	323,586	3,236	2,204,990				2,208,226
Stock option exercises	82,082	821	515,865				516,686
Amortization of restricted stock					680,459		680,459
Stock issued under employee stock purchase plan	78,702	787	373,362				374,149
Net loss						(51,743,462)	(51,743,462)
Change in unrealized loss on marketable securities				225,271			225,271

December 31, 2005	85,835,248	$858,353	$531,435,616	$(257,120)	—	$(407,081,958)	$124,954,891

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

Comprehensive loss for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Net loss	$(51,743,462)	$(46,738,827)
Other comprehensive income (loss)	225,271	(482,391)

Total comprehensive loss	$(51,518,191)	$(47,221,218)

Comprehensive loss for 2003 was equal to net loss.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Description of Business

Plug Power Inc. and subsidiaries (Company) was originally formed as a joint venture between Edison Development Corporation (EDC) and Mechanical Technology Incorporated (MTI) in the State of Delaware on June 27, 1997 and succeeded by merger to all of the assets, liabilities and equity of Plug Power, L.L.C. on November 3, 1999.

The Company is a development stage enterprise involved in the design, development and manufacture of on-site energy systems for energy consumers worldwide. The Company’s focus is on a platform-based systems architecture, which includes proton exchange membrane (PEM) fuel cell and fuel processing technologies, from which multiple products are being offered or are under development. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electric power without combustion. Hydrogen is derived from hydrocarbon fuels such as natural gas, propane, methanol or gasoline and can also be obtained from the electrolysis of water, stored hydrogen or a hydrogen pipeline.

The Company is currently offering its GenCore® product for commercial sale. The GenCore® product is a back-up power product initially targeted for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. We are also developing additional products for continuous run power applications, with optional combined heat and power capability for remote small commercial and remote residential applications.

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

At December 31, 2005, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $97.6 million and working capital of $95.5 million. Management believes that the Company’s current available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

PLUG POWER INC. AND SUBSIDIARIES

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

At December 31, 2005 and 2004, the Company has restricted cash of $4.0 million and $4.3 million, respectively, that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions “Restricted cash” in the accompanying consolidated balance sheets.

Marketable Securities

Marketable securities include investments in equity and debt obligations, which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities is reflected in other changes in unrealized loss on marketable securities and as a component of stockholders’ equity. At December 31, 2005 and 2004, the Company recorded a comprehensive loss of $225,000 and $482,000, respectively. There was no significant difference between cost and fair value of these investments at December 31, 2003.

The amortized cost and estimated fair value of the Company’s available-for-sale investment securities as of December 31, 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate Debt Securities	$19,653,727	$12,369	$181,998	$19,484,098
Debt Securities-US/Political Subdivisions	35,450,000	—	—	35,450,000
Mortgage-backed Securities	20,839,027	12,126	99,617	20,751,536

	$75,942,754	$24,495	$281,615	$75,685,634

The amortized cost and estimated fair value of the Company’s available-for-sale investment securities as of December 31, 2004 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate Debt Securities	$16,632,072	$123	$299,489	$16,332,706
Mortgage-backed Securities	20,922,981	118	183,143	20,739,956
Equity Securities	10,800,000	—	—	10,800,000

	$48,355,053	$241	$482,632	$47,872,662

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are estimated fair value of and the gross unrealized losses of the Company’s available-for-sale debt securities as of December 31, 2005:

	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate Debt Securities	$17,309,793	$31,701	$2,343,933	$150,299
Debt Securities-US/Political Subdivisions	35,450,000	—	—	—
Mortgage-backed Securities	11,855,725	43,048	8,983,303	56,567

	$64,615,518	$74,749	$11,327,236	$206,866

The following represents contractual maturities of investments in available for sale debt securities at December 31, 2005:

Due in	Amortized Cost	Estimated Fair Value
2006	$62,687,826	$63,227,184
2007-2009	9,139,928	8,343,450
2010-2014	—	—
2015 and later	4,115,000	4,115,000

Inventory

Inventory is stated at the lower of average cost or market value and generally consists of raw materials.

Goodwill and Other Intangible Assets

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

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

The Company’s initial sales of GenSys® and GenCore® 5T are contract specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within contractual arrangements are not accounted for separately based on the Company’s limited commercial experience and available evidence of fair value. The Company’s contractual arrangements under its initial commercial sales are with a limited number of customers and the arrangements are separately negotiated and not combined. As a result, the Company defers recognition of product and service revenue and recognizes revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months. At December 31, 2005 and 2004, the Company had deferred product and service revenue in the amount of $2.9 million and $5.3 million, respectively.

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

Research and Development Contract Revenue

Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. At December 31, 2005 the Company had deferred research and development contract revenue in the amount of $216,000, and $200,000 as of December 31, 2004.

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

Investment in Affiliate

The Company’s investment in GE Fuel Cell Systems LLC is accounted for under the equity method. The Company would recognize a loss when there is an other than temporary decline in value in the investment in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock.”

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

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(51,743,462)	$(46,738,827)	$(53,038,802)
Add: Stock-based employee compensation expense included in reported net loss	3,100,267	3,989,533	2,648,294
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(7,292,499)	(11,450,940)	(12,140,641)

Proforma net loss	$(55,935,694)	$(54,200,234)	$(62,531,149)

Loss per share:
Basic and diluted—as reported	$(0.66)	$(0.64)	$(0.88)

Basic and diluted—pro forma	$(0.71)	$(0.74)	$(1.04)

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

The following table provides calculations of basic and diluted earnings per share:

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net loss	$(51,743,462)	$(46,738,827)	$(53,038,802)

Denominator:
Weighted average number of common shares	78,463,236	73,125,957	60,145,940

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares are summarized below:

Number of dilutive potential common shares	6,229,729	6,163,971	6,522,164

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15,

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2004, net loss would have been increased by approximately $4.2 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company’s adoption of the Interpretation did not have a material effect on the Company’s financial position, cash flows or results of operations for the year ending December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS 154 on January 1, 2006 will have a material effect on its financial position, cash flows or results of operations.

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

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying consolidated statements of operations. GEFCS had an operating and net loss of $24,000 for the year ended December 31, 2005. Additionally, during the fourth quarter of fiscal 2005 the Company recorded an other than temporary impairment of its investment in GEFCS in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. The charge was recorded to fully write-off our investment primarily as a result of a shift in the Company’s business strategy away from residential fuel cells, for which GEFCS was well suited as a distribution partner, to back-up power generation, for which GEFCS is not a natural partner. Accordingly, an other than temporary impairment in the amount of $4.0 million was recorded and is included in the caption “equity in losses of affiliates” in the consolidated statement of operations for the year end December 31, 2005. For the years ended December 31, 2005, 2004 and 2003, equity in losses of affiliates related to GEFCS, including the other than temporary impairment in 2005, was $5.8 million, $1.8 million and $1.9 million, respectively. Accumulated amortization at December 31, 2005 and 2004 was $16.3 million and $10.5 million, respectively.

Under a separate agreement with the General Electric Company, for our product development effort, the Company has agreed to source technical support services, including engineering, testing, manufacturing and quality control services. Under the initial agreement, the Company was committed to purchase a minimum of $12.0 million of such services over a five-year period, which began September 30, 1999. During 2004, the Company and General Electric Company extended this period through September 2007. At December 31, 2005 and 2004, approximately $98,000 and $262,000, respectively, was payable to General Electric Company under this arrangement. Through December 31, 2005, the Company had purchased approximately $10.3 million of such services.

Additionally, General Electric Company has agreed to act as the agent in procuring certain equipment, parts and components and is providing training services to our employees regarding procurement activities pursuant to this agreement.

4. Property, Plant and Equipment

Property, plant and equipment at December 31, 2005 and 2004 consist of the following:

	December 31, 2005	December 31, 2004
Land	$90,000	$90,000
Buildings	14,557,080	14,557,080
Building improvements	6,701,412	7,450,936
Machinery and equipment	23,060,530	22,293,614

	44,409,022	44,391,630
Less accumulated depreciation and amortization	(24,582,911)	(22,562,376)

Property, plant, and equipment, net	$19,826,111	$21,829,254

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $3.1 million, $4.0 million and $3.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

5. Goodwill and Other Intangible Assets

No changes in the carrying amount of goodwill occurred during the year ended December 31, 2005. The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of December 31, 2005 and December 31, 2004 were as follows:

		December 31, 2005		December 31, 2004
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution Agreement	10 years	$16,250,000	$16,250,000	$16,250,000	$10,464,642
Purchased Technology—H Power	2 years	5,500,000	5,500,000	5,500,000	4,812,500

Total		$21,750,000	$21,750,000	$21,750,000	$15,277,142

Amortization expense, including the other than temporary impairment noted above, for acquired intangible assets during the years ended December 31, 2005, 2004 and 2003 was $6.5 million, $4.5 million, and $4.4 million, respectively. All acquired intangible assets have been fully amortized as of December 31, 2005.

6. Debt

In connection with the Company’s purchase of real estate in July, 1999, the Company assumed a $6.2 million letter of credit issued by KeyBank National Association for the express purpose of servicing $6.2 million of debt related to Industrial Development

Revenue Bonds issued by the Town of Colonie Industrial Development Agency in favor of the acquired property. The debt matures in 2013 and accrues interest at a variable rate of interest which was approximately 4.44% at December 31, 2005. Simultaneous with the assumption, the Company was required to escrow $6.2 million to collateralize the debt. This debt also contains a subjective acceleration clause based on adverse financial conditions. The bank has provided the Company with a waiver through January 1, 2007 for any adverse changes in financial condition occurring prior to December 31, 2005.

The outstanding balance of the debt as of December 31, 2005 was $4.0 million and the amount of the corresponding escrow requirement as of December 31, 2005 was $4.0 million and is recorded under the balance sheet caption “Restricted cash.” Principal payments due on long-term debt are: 2006, $385,000; 2007, $410,000; 2008, $435,000; 2009, $460,000; 2010, $485,000 and thereafter, $1.7 million.

7. Accrued Expenses

Accrued expenses at December 31, 2005 and 2004 consist of:

	2005	2004
Accrued payroll and compensation related costs	$1,330,475	$681,056
Accrual for closure of H Power facilities	642,650	451,620
Other accrued liabilities	1,862,848	1,314,640

	$3,835,973	$2,447,316

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

There was no current income tax expense for the years ended December 31, 2005, 2004 and 2003. The Company was a Limited Liability Company (LLC) until its merger into Plug Power Inc. effective November 3, 1999. From inception through November 3, 1999, the Company was treated as a partnership for federal and state income tax purposes and accordingly the Company’s income taxes or credits resulting from earnings or losses were payable by, or accrued to its members. Therefore, no provision for income taxes has been made prior to November 3, 1999.

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

The significant components of deferred income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years ended December 31,
	2005	2004	2003
Deferred tax expense/(benefit)	$(2,045,729)	$420,106	$2,083,500
Net operating loss carry forward	(10,872,793)	(17,250,973)	(20,904,800)
Valuation allowance	12,918,522	16,830,867	18,821,300

Provision for income taxes	$—	$—	$—

The Company’s effective income tax rate differed from the Federal statutory rate as follows:

	Years ended December 31,
	2005	2004	2003
Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Deferred state taxes, net of federal benefit	(2.9)	(4.9)	(4.9)
Other, net	0.0	0.1	0.1
Adjustment to opening deferred tax balance	16.5	7.1	—
Tax credits	(3.6)	(3.3)	(1.8)
Change in valuation allowance	25.0	36.0	41.6

	0.0%	0.0%	0.0%

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets and liabilities as of December 31, 2005 and 2004 consist of the following tax effects relating to temporary differences and carryforwards:

	Years ended December 31,
	2005	2004
Deferred tax assets:
Intangible assets	$927,342	$1,090,709
Stock-based compensation	365,484	1,471,893
Deferred income	1,196,258	2,270,091
Investment in affiliates	6,168,889	3,838,368
Other reserves and accruals	277,160	315,508
Capital loss carryforwards	884,545	931,100
Tax credit carryforwards	12,791,495	10,936,817
Property, plant and equipment	340,496	51,455
Net operating loss	168,796,699	157,923,906

Total deferred tax assets	191,748,368	178,829,847
Less valuation allowances	(191,748,368)	(178,829,847)

Net deferred tax assets and liabilities	$—	$—

The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2005 and 2004 of approximately $191.7 million and $178.8 million, respectively. The increase of approximately $12.9 million during 2005 relates primarily to $19.0 million net operating losses incurred in 2005 reduced by $8.5 million due to a reduction in the Company’s effective state tax rate resulting from a change in 2005 state legislation. The deferred tax assets have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards may not be realized. Included in the valuation allowance as of December 31, 2005 and 2004 are $14.9 million and $14.9 million, respectively, of deferred tax assets resulting from the exercise of employee stock options, which upon subsequent realization of the tax benefits, will be allocated directly to paid-in capital.

Under Section 382 of the Internal Revenue Code, the use of loss carryforwards may be limited if a change in ownership of a company occurs. The H Power transaction constituted a change of ownership for the related H Power tax attributes under IRC Section 382 and will result in limitation to the utilization of H Power’s net operating loss carryforwards.

At December 31, 2005, the Company has unused Federal and State net operating loss carryforwards of approximately $444.9 million, of which $80.9 million was generated from the operations of H Power during the period May 31, 1989, through the date of the H Power acquisition and $364.0 million was generated by the Company during the period October 1, 1999 through December 31, 2005. The net operating loss carryforwards if unused will expire at various dates from 2005 through 2025. In 2005, net operating loss carryforwards of $666,000 acquired as part of the H Power transaction expired.

9. Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of December 31, 2005 there were 85,835,248 shares of common stock issued and outstanding.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From inception through December 31, 2005, our stockholders in the aggregate have contributed $418.8 million in cash to the Company, including $70.6 million as a result of our August 2005 offering. Additionally, in the first quarter of 2003, we issued approximately 9.0 million shares of common stock in connection with a merger transaction with H Power Corp. which increased our consolidated cash, cash equivalents and marketable securities by approximately $29.5 million, after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.1 million.

The following represents a summary of the issuances of shares of common stock since inception.

	No. of Common Shares	Cash Contribution	Noncash Contribution		Total Capital Contribution
1997
DTE Energy Company	4,750,000	$4,750,000	$—		$4,750,000
Mechanical Technology Incorporated	4,750,000	—	4,750,000	(a)	4,750,000

	9,500,000	4,750,000	4,750,000		9,500,000

1998
DTE Energy Company	4,950,000	7,750,000	—		7,750,000
Mechanical Technology Incorporated	2,700,000	3,000,000	550,000	(a)	3,550,000
Stock based compensation and other noncash transactions	—	—	212,000	(c)	212,000

	7,650,000	10,750,000	762,000		11,512,000

1999
Edison Development Corporation	4,004,315	28,697,782	—		28,697,782
Mechanical Technology Incorporated	6,254,315	24,000,000	8,897,782	(a)	32,897,782
General Electric Company	5,250,000	37,500,000	11,250,000	(b)	48,750,000
Other private investors	3,549,850	25,045,000	—		25,045,000
Initial public offering-net	6,782,900	92,971,878	—		92,971,878
Stock option exercises	24,128	41,907	—		41,907
Stock based compensation and other noncash transactions	—	—	978,800	(c)	978,800

	25,865,508	208,256,567	21,126,582		229,383,149

2000
Stock option exercises	632,378	3,793,028	—		3,793,028
Stock issued under employee stock purchase plan	32,717	408,452	—		408,452
Stock issued for development agreement	104,869	—	5,000,000	(d)	5,000,000
Stock issued for equity in affiliate	7,000	—	827,750	(e)	827,750
Stock based compensation and other noncash transactions	3,041	—	8,936,779	(c)	8,936,779

	780,005	4,201,480	14,764,529		18,966,009

2001
Edison Development Corporation	416,666	4,800,000	—		4,800,000
General Electric Company	416,666	4,800,000	—		4,800,000
Public offering-net	4,575,000	51,588,551	—		51,588,551
Stock option exercises	760,531	2,051,954	—		2,051,954

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	No. of Common Shares	Cash Contribution	Noncash Contribution		Total Capital Contribution
Stock issued under employee stock purchase plan	73,132	730,592	—		730,592
Stock issued for development agreement	96,336	—	3,000,000	(d)	3,000,000
Stock option issued to affiliate	—	—	5,000,000	(f)	5,000,000
Stock based compensation and other noncash transactions	189,084	—	2,013,177	(c)	2,013,177

	6,527,415	63,971,097	10,013,177		73,984,274

2002
Stock option exercises	138,567	708,931	—		708,931
Stock issued under employee stock purchase plan	78,208	395,679	—		395,679
Stock issued for development agreement	243,383	—	2,000,000	(d)	2,000,000
Stock based compensation and other noncash transactions	213,987	—	1,807,593	(c)	1,807,593

	674,145	1,104,610	3,807,593		4,912,203

2003
Public offering, net	11,700,000	54,967,204	—		54,967,204
Stock option exercises	35,033	84,973	—		84,973
Stock issued under employee stock purchase plan	90,380	348,605	—		348,605
Stock issued in acquisition of H Power	9,063,080	—	46,260,576	(g)	46,260,576
Stock based compensation	965,143	—	2,966,797	(c)	2,966,797

	21,853,636	55,400,782	49,227,373		104,628,155

2004
Stock option exercises	95,960	501,308	—		501,308
Stock issued under employee stock purchase plan	71,709	409,413	—		409,413
Stock based compensation	332,500	—	4,137,202	(c)	4,137,202

	500,169	910,721	4,137,202		5,047,923

2005
Public offering, net	12,000,000	70,580,736	—		70,580,736
Stock option exercises	82,082	516,686	—		516,686
Stock issued under employee stock purchase plan	78,702	374,149			374,149
Stock based compensation	323,586	—	2,888,685	(c)	2,888,685

Total as of December 31, 2005	85,835,248	$420,816,828	$111,477,141		$532,293,969

a.	Since inception, Mechanical Technology Incorporated has contributed in-process research and development of $4,042,640; certain net assets at inception of $707,360; $2,000,000 of deferred rent related to a below market lease for office and manufacturing facilities; $500,000 of in-kind services; land and buildings valued at approximately $4,697,782; and research contracts valued at approximately $2,250,000.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

b.	In February 1999, the Company issued 2,250,000 shares of common stock to GE MicroGen, Inc. in exchange for a 25% interest in GE Fuel Cell Systems, LLC. The fair value of the shares issued of $11,250,000 was recorded under the balance sheet caption “Investment in affiliates”. See note 3.
c.	These issuances primarily represent stock based compensation issued to employees, consultants and others for services performed. These amounts are recorded at the fair value of the issuance on the date the compensation is awarded.
d.	Represents the fair value of shares issued to Engelhard Corporation for the development and supply of advanced catalysts as part of a development agreement discussed in note 14.
e.	Represents the fair value of shares issued along with cash for a 28% ownership interest in Advanced Energy Incorporated.
f.	Represents the fair value of an option to purchase 725,000 shares of the Company’s common stock issued to GE Power Systems Equities, Inc. as part of the amendment to the GE Fuel Cell Systems LLC distribution agreement. See note 3.
g.	Represents the fair value of shares issued related to the acquisition of H Power.

Preferred Stock

The Company has authorized 5.0 million shares of preferred stock, par value $.01 per share. Our certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2005, there was no preferred stock outstanding.

10. Employee Benefit Plans

1999 Employee Stock Purchase Plan

In 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Plan”) under which employees will be eligible to purchase shares of the Company’s common stock at a discount through periodic payroll deductions. The Plan is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of six month offering periods at a purchase price equal to 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever is lower. Participants may elect to have from 1% to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $12,500 within any offering period. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan. The Company issued 78,702, 71,709 and 90,380 shares of stock under the Plan during 2005, 2004, and 2003, respectively.

Stock Option Plans (the “Option Plans”)

Effective July 1, 1997, the Company established a stock option plan to provide employees, consultants, and members of the Board of Directors the ability to acquire an ownership interest in the Company (“1997 Stock Option Plan”). Options for employees issued under this plan generally vested 20% per year and expire ten years after issuance. Options granted to members of the Board generally vested 50% upon grant and 25% per year thereafter. Options granted to consultants generally vested one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each anniversary thereafter. At December 31, 2005, there were a total of 865,764 options granted, outstanding, and vested under this plan. Although no further options will be granted under this plan, the options previously granted will continue to vest in accordance with this plan and vested options will be exercisable for shares of common stock.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005 there were 4,638,965 options granted and outstanding, and an additional 2,872,780 options available to be issued under the 1999 Stock Option and Incentive Plan (“1999 Stock Option Plan”). The number of shares of common stock available for issuance under the Plan will increase by the amount of any forfeitures under the 1999 Stock Option Plan and under the 1997 Stock Option Plan. The number of shares of common stock under the 1999 Stock Option Plan will further increase January 1 and July 1 of each year by an amount equal to 16.4% of any net increase in the total number of shares of stock outstanding. The 1999 Stock Option Plan permits the Company to: grant incentive stock options; grant non-qualified stock options; grant stock appreciation rights; issue or sell common stock with vesting or other restrictions, or without restrictions; grant rights to receive common stock in the future with or without vesting; grant common stock upon the attainment of specified performance goals; and grant dividend rights in respect of common stock. Options for employees issued under this plan generally vest annually over periods of three or four years and expire ten years after issuance. Options granted to members of the Board generally vest one year after issuance. Options granted to consultants generally vested one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each anniversary thereafter. To date, options granted under the 1999 Stock Option Plan have vesting provisions ranging from immediate vesting to five years in duration and expire ten years after issuance. These grants may be made to officers, employees, non-employee directors, consultants, advisors and other key persons of the Company.

The following table summarizes information about the stock options outstanding under the Option Plans at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price range	Shares	Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.00 – 1.00	461,787	1.5	$1.00	461,787	$1.00
1.01 – 5.00	165,072	3.8	4.79	155,822	4.79
5.01 – 10.00	3,343,695	7.2	6.77	2,206,144	6.77
10.01 – 15.00	1,136,510	4.2	11.83	1,134,885	11.83
15.01 – 20.00	102,625	4.4	18.18	102,625	18.18
20.01 – 25.00	86,000	4.7	24.48	86,000	24.48
25.01 – 50.00	91,000	3.8	44.02	91,000	44.02
50.01 – 75.00	21,200	3.6	66.39	21,200	66.39
75.01 – 100.00	79,240	3.6	94.29	79,240	94.29
100.01 – 140.00	17,600	3.3	106.75	17,600	106.75

	5,504,729	5.8	10.20	4,356,303	11.36

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity under the Option Plans:

Option Activity	Number of Shares Subject to Option	Weighted Average Exercise Price per Share
January 1, 2003	5,797,164	21.83
Granted at fair value	1,245,245	6.12
Options exchanged for restricted stock	(1,810,048)	39.48
Forfeited or terminated	(366,161)	23.92
Exercised	(35,033)	2.41

December 31, 2003	4,831,167	12.46
Granted at fair value	337,500	8.03
Forfeited or terminated	(360,643)	23.22
Exercised	(95,960)	5.22

December 31, 2004	4,712,064	11.17

Granted at fair value	1,155,041	5.64
Forfeited or terminated	(292,021)	9.17
Exercised	(70,355)	6.55

December 31, 2005	5,504,729	$10.20

At December 31, 2005, 2,474,385 shares of common stock were reserved for issuance under future stock option exercises.

The per share weighted average fair value of the options granted during 2005, 2004 and 2003 was $2.78, $8.16 and $5.85, respectively, using the Black-Scholes pricing model with the assumptions outlined below.

The dividend yield was assumed to be zero for all periods. The risk free interest rate ranged from 3.7% to 4.5% in 2005, 2.8% to 3.9% in 2004 and 2.3% to 3.4% in 2003. An expected life of 5 years was assumed for each year. Expected volatility of 56% in 2005, 57% in 2004 and 69% in 2003 was used in determining fair value under the Black-Scholes pricing model.

On June 20, 2003, the Company issued 607,804 shares of restricted common stock and cancelled 1,810,048 options to purchase common stock in connection with the Company’s offer to eligible employees to exchange options to purchase shares of common stock with an exercise price of $8.53 or greater per share for shares of restricted common stock on a three for one basis. The shares of restricted common stock received in this exchange became fully vested on September 20, 2005. During the years ended December 31, 2005, 2004 and 2003, the Company recorded employee compensation expense of $680,000, $1.8 million, and $937,000, respectively, relating to the issuance of the restricted stock awards. These amounts represent recognition of compensation expense on a straight-line basis over the vesting periods of the restricted stock.

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 15% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are vested in the Company’s matching contribution based on the years of service completed. Participants are fully vested upon completion of three years of service. During

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002, the Company began funding its matching contribution in common stock. Accordingly, the Company has issued 147,294, 139,190 and 158,522 shares of common stock to the Plug Power Inc. 401(k) Savings & Retirement Plan during 2005, 2004 and 2003, respectively.

The Company’s expense for this plan, including the issuance of shares, was $908,000, $950,000 and $867,000 for years ended December 31, 2005, 2004 and 2003, respectively.

11. Other Related Party Transactions

The Company has an exclusive distribution agreement with DTE Energy Technologies, Inc. (an affiliate of EDC and DTE Energy Corporation) for the states of Michigan, Ohio, Illinois, and Indiana. Under the agreement the Company can sell directly or negotiate nonexclusive distribution rights to third parties for the GenCore® backup power product line, and the GenSite™ hydrogen generation product line. Starting in the fourth quarter of 2004 for GenCore® and in the fourth quarter of 2004 for GenSite™, the Company has agreed to pay a 5% commission to DTE Energy Technologies, Inc., based on sales price of units shipped to the above noted states. The distribution agreement expires on December 31, 2014.

As of December 31, 2005, the Company had no outstanding receivable from DTE Energy Technologies. In December 31, 2004 the receivable from DTE Energy Technologies was $51,000.

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

Marketable securities: Marketable securities includes investments in equity and debt securities which are carried at fair value. At December 31, 2005, the company recorded an accumulated comprehensive loss of $257,000.

Long-term debt: The fair value of the Company’s long-term debt in the consolidated balance sheets approximates the carrying value at December 31, 2005 and 2004. The debt accrues interest at a variable rate of interest which was approximately 4.44% and 2.37% at December 31, 2005 and 2004, respectively.

13. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and noncash financing and investing activities which occurred during the years ended December 31, 2005, 2003 and 2002:

	2005	2004	2003
Cash paid for interest	$133,805	$63,384	$62,805
Equipment financed under capital lease obligations	189,075	129,900	—
Net assets acquired, excluding cash, cash equivalents and marketable securities	—	—	6,106,293

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies

Alliances and development agreements:

Pemeas: In April 2000, the Company entered into a joint development agreement with Pemeas to develop, on an exclusive basis, a high temperature membrane electrode unit for stationary fuel cell systems with net electrical output of 750 watts up to 25 kilowatts. Additionally, the Company will work with Pemeas on a non-exclusive basis to develop a high-temperature membrane electrode unit for stationary fuel cell systems with net electrical output of less than 750 watts and greater than 25 kilowatts. Under the agreement, the Company and Pemeas will each fund their own development efforts.

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

Home Energy Station: We have been developing technology in support of the automotive fuel cell market under a series of agreements with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd., under which we have exclusively and jointly developed and tested three phases of prototype fuel cell systems that provide electricity and heat to a home or business, while also providing hydrogen fuel for a fuel cell vehicle (the “Home Energy Station”). In October 2003, we successfully demonstrated the first prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California. In September 2004, under the second phase of our work with Honda, we successfully demonstrated a second-generation prototype of the Home Energy Station at our Latham NY headquarters. In September 2005, Plug Power and Honda installed our third-generation Home Energy Station in Torrance, California. Honda now utilizes the systems in both New York and California for refueling prototype Honda FCX fuel cell vehicles in their test programs. Across each generation of the HES, we have significantly reduced size and weight, as well as improved performance. During 2006 we signed a contract with Honda funding our joint development of the fourth generation system, as well as a separate agreement funding joint research & development of technology that may be utilized in future systems.

Leases:

In 2005, the Company leased certain equipment under capital lease transactions with an original cost of $189,075, which had a net book value at December 31, 2005 of $141,806. In 2004, the Company leased certain equipment under capital lease transactions with an original cost of $129,900, which was completed in November 30, 2005. The Company also has several noncancelable operating leases, primarily for warehouse facilities and office space that expire over the next five years. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) during 2005, 2004, and 2003 was $369,000, $283,000 and $188,000, respectively.

PLUG POWER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2005 are:

Year ending December 31	Operating leases
2006	679,000
2007	462,000
2008	447,000
2009	447,000
2010	422,000
Thereafter	—

Total minimum lease payments	$2,457,000

At December 31, 2005 the future minimum lease payments due on capital lease obligations were $141,806 in 2006.

Concentrations of credit risk:

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements. To mitigate credit risk, the Company applies standard credit approvals and performs appropriate evaluation of a prospective customer’s financial condition. At December 31, 2005, five customers comprise approximately 71.3% of the total accounts receivable balance, with each customer individually representing 26.7%, 17.0%, 16.5%, 6.8% and 4.3% of total accounts receivable, respectively. For the year ended December 31, 2005, product and service revenue recognized on sales arrangements with two customers represented approximately 61.5% of total product and service revenue, with each customer individually representing 37.7% and 24.0% of recognized product and service revenue, respectively.

The Company has cash deposits in excess of federally insured limits. The amount of such deposits is approximately $15.9 million at December 31, 2005.

Employment Agreements

The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

16. Unaudited Quarterly Financial Data (in thousands, except per share data)

	Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Product and service revenue	$1,056	$1,474	$1,309	$1,041
Contract revenue	2,164	2,183	2,571	1,688
Net loss	(12,535)	(10,887)	(11,868)	(16,453	)(a)
Loss per share:
Basic and diluted	(0.17)	(0.15)	(0.16)	(0.21)

(a)	See Note 3 for discussion of an other than temporary impairment charge taken during the quarter ended December 31, 2005.

	Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Product and service revenue	$1,351	$1,508	$1,335	$1,112
Contract revenue	1,935	2,177	3,293	3,430
Net loss	(11,952)	(11,299)	(11,684)	(11,804)
Loss per share:
Basic and diluted	(0.17)	(0.15)	(0.16)	(0.16)