Form 10-K/A
period 2005-12-31
PLUG POWER INC
filed 2006-05-01
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or an amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is filed solely to include the information required by Part III of Form 10-K that previously was to be incorporated by reference to the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders and to file Exhibits 10.32 and 10.33. Except as described above, no other amendments are being made to the Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above

PART III

Item 10. Directors and Executive Officers of the Registrant

Information About Our Directors

Set forth below is certain information regarding the directors of the Company. The ages of and biographical information regarding each director is based on information furnished to the Company by each director and is as of March 24, 2006.

Name	Age	Director Since
Class I—Term Expires 2006
Dr. Roger B. Saillant	63	2000
Robert J. Buckler	56	2005
Gary K. Willis(2)(3)	60	2003
Maureen O. Helmer(1)	49	2004

Class II—Term Expires 2007
George C. McNamee(2)(3)	59	1997
Douglas T. Hickey(2)	50	2000
J. Douglas Grant(1)	68	2002

Class III—Term Expires 2008
John M. Shalikashvili(1)	69	1999
Larry G. Garberding(1)(3)	67	1997
Peter Woicke	63	2005

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

The principal occupation and business experience for at least the last five years for each nominee and director of the Company is set forth below.

Dr. Roger B. Saillant has served as President and Chief Executive Officer of the Company and a member of the Board of Directors since December 2000. Prior to joining Plug Power, Dr. Saillant spent over 30 years with Ford Motor Company and Visteon Corporation, a full-service supplier of technology solutions to automotive manufacturers within the automotive aftermarket, a spin-off of Ford Motor Company, where he most recently served as Vice President and General Manager of

Visteon’s Energy Transformation Systems group. Dr. Saillant was responsible for overseeing operations that generated several billion dollars in revenue, including Visteon’s Distributive Power unit, and employed over 12,000 employees on four continents. While at Ford Motor Company and Visteon Corporation, he held numerous management positions in the areas of component engineering, catalysts, electronics, and manufacturing. Dr. Saillant holds a Bachelor of Science degree in Chemistry from Bowdoin College and a Ph.D. in Chemistry from Indiana University, as well as a post-doctorate degree in Organometallic Chemistry from the University of California.

Gary K. Willis retired as Chairman of the Board of Directors of Zygo Corporation, a provider of metrology, optics, optical assembly, and systems solutions to the semiconductor, optical manufacturing, and industrial/automotive markets, in November 2000 after having served in that capacity since November 1998. Mr. Willis had been a director of Zygo Corporation since February 1992 and also served as President from 1992 to 1999 and as Chief Executive Officer from 1993 to 1999. Prior to joining Zygo Corporation, Mr. Willis served as the President and Chief Executive Officer of The Foxboro Company, a manufacturer of process control instruments and systems. Mr. Willis is also a director of Rofin-Sinar Technologies, Inc., Vion Pharmaceuticals, Inc. and Middlesex Health Services, Inc. Mr. Willis holds a Bachelor of Science degree in Mechanical Engineering from Worcester Polytechnical Institute.

George C. McNamee has served as Chairman of First Albany Companies Inc., a specialty investment banking firm, since 1984 and is a managing partner of FA Technology Ventures, an information and energy technology venture capital firm. Mr. McNamee also serves as a director of iRobot Corporation and several private companies including Amici LLC, Autotask Corporation and MetaCarta Inc. Mr. McNamee is a member of the Board of Directors of the New York Conservation Education Fund, a member of the Yale Development Board and a trustee of the Albany Academy for Girls. Mr. McNamee received his Bachelor of Arts degree from Yale University.

Douglas T. Hickey has served as General Partner at Hummer-Winblad Venture Partners, a software venture capital firm, since October 2001. Prior to 2001, Mr. Hickey served as Chief Executive Officer and Director of Critical Path Inc., a messaging services provider. Prior to joining Critical Path, he was Senior Vice President of Frontier Corporation and President of Frontier GlobalCenter, leading Frontier’s strategic direction into the internet and data environment. Prior to joining GlobalCenter, he was President of Internet services at MFS Communications, which acquired UUnet Technologies, the first commercial Internet service provider. Before joining MFS Communications, Mr. Hickey was general manager of North American sales and field operation at wireless pioneer Ardis, a Motorola company. He led Ardis’s marketing and sales operation, including its direct and indirect distribution channels. Mr. Hickey holds a Bachelor of Science degree in Economics from Siena College.

J. Douglas Grant is a director of Sceptre Investment Counsel Limited, a leading Canadian investment management firm, and served as Chairman from 1986 to 2003 and as Chief Executive Officer from 1976 to 1990. In 1974, Mr. Grant was the President of the Toronto Society of Financial Analysts. Mr. Grant is currently a Director of the Ontario Teachers Pension Plan, the second largest pension fund in Canada. Mr. Grant attended the University of Toronto and graduated with a Bachelor of Arts in Political Science and Economics. Mr. Grant is a Fellow of the Institute of Chartered Accountants of Ontario and is a Chartered Financial Analyst. Mr. Grant’s son is the son-in-law of Dr. Roger B. Saillant, Plug Power’s President and Chief Executive Officer.

John M. Shalikashvili (U. S. Army-ret) was the senior officer of the United States military and principal military advisor to the President of the United States, the Secretary of Defense and National Security Council by serving as the thirteenth Chairman of the Joint Chiefs of Staff, Department of Defense, for two terms from 1993 to 1997. Prior to his tenure as Chairman of the Joint Chiefs of Staff, he served as the Commander in Chief of all United States forces in Europe and as NATO’s tenth Supreme Allied Commander, Europe. He has also served in a variety of command and staff positions in the continental United States, Alaska, Belgium, Germany, Italy, Korea, Turkey and Vietnam. General Shalikashvili is currently a director of L-3 Communications Holdings, Inc., a manufacturer of communications and related equipment; The Boeing Company; United Defense Industries, Inc., a publicly traded manufacturer of military track equipment and naval armament; and the Russell Trust Co., a fully-owned subsidiary of Frank Russell Company, a non-depository bank. General Shalikashvili received a Bachelor of Science degree in Mechanical Engineering from Bradley University and a Master of Arts degree in International Affairs from George Washington University, and is a graduate of the Naval Command and Staff College and the United States Army War College.

Larry G. Garberding was a Director and Executive Vice President and Chief Financial Officer of DTE Energy Company and the Detroit Edison Company from 1990 until retiring in 2001. Mr. Garberding is currently a director of Altarum Institute, a non-profit research and innovations institute; H2Gen Innovations, Inc., a developer of hydrogen generation equipment; Intermagnetics General Corporation, a manufacturer of magnetic resonance imaging and medical equipment products; and Intermap Technologies Corporation, a digital mapping company. Mr. Garberding received a Bachelor of Science degree in Industrial Administration from Iowa State University.

Maureen O. Helmer was a partner in the Albany, New York law firm of Couch White, LLP from April 2003 through January 2006. She is now a sole practitioner. From 1998 to 2003, Ms. Helmer served as Chairman of the New York State Public Service Commission. While Chairman, Ms. Helmer also served as Chairman of the New York State Board on Electric Generation Siting and the Environment. Prior to her appointment as Chairman, Ms. Helmer served as Commissioner of the Public Service Commission from 1997 and was General Counsel to the Department of the Public Service Commission from 1995 through 1997. Ms. Helmer currently serves on the Foundation Board of the State University of New York at Albany and the Steering Committee for the Rappleyea Lawyer in Residence Initiative at Albany Law School Government Law Center. Ms. Helmer received a Bachelor of Science degree in Economics from the State University of New York at Albany and a Juris Doctorate from Buffalo Law School.

Robert J. Buckler has been the President and Chief Operating Officer of Detroit Edison, the largest business unit of DTE Energy Company, since 2000. In addition, he serves as Group President of DTE Energy Company. Prior to his current position, he spent seven years as president and chief operating officer of DTE Energy Distribution. Mr. Buckler is a member of the University of Michigan Department of Mechanical Engineering and Applied Mechanics external advisory board. He serves as chairman of the Rackham Foundation and of the Michigan Economic Development Foundation. Mr. Buckler is also a director of the Detroit Economic Growth Corporation, the DTE Energy Foundation, Next Energy Corporation and the Downtown Detroit Partnership. Mr. Buckler, a former state fundraising Chairman for Habitat for Humanity and a past President of the Engineering Society of Detroit, earned a bachelor’s degree and a master’s degree in mechanical engineering from the University of Michigan.

Peter Woicke was Managing Director of the World Bank from April 1999 until his retirement in January 2005 and Executive Vice President of International Finance Corporation from January 1999 until his retirement in January 2005. Prior to that appointment, he served three years as Managing Director and Chief Executive of JP Morgan Asia Pacific. Mr. Woicke’s career at JP Morgan included being a member of the Executive Management Committee. Mr. Woicke currently serves as a director of Anglo American plc, Raiffeisen International Bank-Holding AG and the International Youth Foundation. Mr. Woicke graduated from the University of Saarbrucken, Germany, with a master’s of business administration degree.

Securityholder Recommendations

The Corporate Governance and Nominating Committee’s (the Governance Committee) current policy with regard to the consideration of director candidates recommended by securityholders is that it will review and consider any director candidates who have been recommended by one or more of the stockholders of the Company entitled to vote in the election of directors in compliance with the procedures established from time to time by the Governance Committee. All securityholder recommendations for director candidates must be submitted to the Company’s Corporate Secretary at Plug Power Inc., 968 Albany-Shaker Road, Latham, NY 12110, who will forward all recommendations to the Governance Committee. We did not receive any securityholder recommendations for director candidates for election at the 2006 annual meeting. All securityholder recommendations for director candidates must include the following information:

•	the name and address of record of the stockholder;

•	a representation that the securityholder is a record holder of the Company’s stock entitled to vote in the election of directors, or if the securityholder is not a record holder, evidence of ownership in accordance with Rule 14a-8(b)(2) of the Securities Exchange Act of 1934, as amended;

•	the name, age, business and residential address, educational background, current principal occupation or employment, and principal occupation or employment for the preceding five (5) full fiscal years of the proposed director candidate;

•	a description of the qualifications and background of the proposed director candidate which addresses the minimum qualifications and other criteria for membership on the Board of Directors approved by the Governance Committee from time to time;

•	a description of all arrangements or understandings between the securityholder and the proposed director candidate;

•	the consent of the proposed director candidate (1) to be named in the proxy statement relating to the annual meeting of stockholders and (ii) to serve as a director if elected at such annual meeting; and

•	any other information regarding the proposed director candidate that is required to be included in a proxy statement filed pursuant to the rules of the SEC.

Audit Committee

The Audit Committee consists of Messrs. Garberding (Chairman), Shalikashvili and Grant and Ms. Helmer, each of whom is an independent director as defined in the NASDAQ Rules and the applicable rules of the Securities and Exchange Commission (“SEC”). In addition, the Board of Directors has made a determination that Mr. Garberding qualifies as an “audit committee financial expert” as defined in the applicable rules of the SEC. Mr. Garberding’s designation by the Board as an “audit committee financial expert” is not intended to be a representation that he is an expert for any purpose as a result of such designation, nor is it intended to impose on him any duties, obligations, or liability greater than the duties, obligations or liability imposed on him as a member of the Audit Committee and the Board in the absence of such designation.

EXECUTIVE OFFICERS

The names and ages of all executive officers of the Company and the principal occupation and business experience for at least the last five years for each are set forth below. The ages of and biographical information regarding each executive officer is based on information furnished to the Company by each executive officer and is as of March 24, 2006.

Executive Officers	Age	Position
Dr. Roger B. Saillant	63	President, Chief Executive Officer and Director
Gregory A. Silvestri	45	Chief Operating Officer
David A. Neumann	43	Vice President and Chief Financial Officer
Mark A. Sperry	45	Vice President and Chief Marketing Officer
Dr. John F. Elter	64	Vice President and Chief Technology Officer
Gerard L. Conway, Jr.	41	General Counsel and Corporate Secretary

Dr. Roger B. Saillant’s biographical information can be found under “Information about our Directors” above.

Gregory A. Silvestri has served as Chief Operating Officer since August 2000. In that capacity, Mr. Silvestri manages the full range of manufacturing activities, product engineering and supply chain management. From June 1999 to August 2000, Mr. Silvestri served as Vice President of Operations. From May 1991 to May 1999, Mr. Silvestri served in a number of senior general management positions responsible for North American and Asia-Pacific operations for Norton Company, an operating unit of Saint-Gobain Corporation that supplies engineered materials to a variety of industries. Prior to that time, Mr. Silvestri served as an Engagement Manager within the Industrial Practice Group of McKinsey & Company. Mr. Silvestri received his Bachelor of Science and Engineering degree in Chemical Engineering from Princeton University and a Masters in Business Administration degree, with honors, from the University of Virginia.

David A. Neumann was appointed Vice President and Chief Financial Officer in January 2003. In that capacity, Mr. Neumann is responsible for management of finance, accounting, investor relations and information systems. Prior to his appointment, Mr. Neumann served as Corporate Controller for the Company since December 1997. Prior to joining the Company, Mr. Neumann was with Trans World Entertainment, where he managed the external reporting functions of that company. Mr. Neumann also held the position of Assistant Corporate Controller for The Raymond Corporation in Greene, New York and was a senior associate with PricewaterhouseCoopers (formerly Coopers & Lybrand). Mr. Neumann is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from the State University of New York at Plattsburgh.

Mark A. Sperry has served as Vice President and Chief Marketing Officer since May 2000. In that capacity, Mr. Sperry is responsible for all sales and marketing activities including product strategy development, channel management, market engagement and marketing communications. Additionally, Mr. Sperry manages the Company’s field service and applications development activities. Prior to joining the Company, Mr. Sperry spent 15 years at Xerox Corporation, where he most recently served as Vice President and General Manager for the Production Color Business within the North American Solutions Group. While at Xerox, he held a wide variety of positions spanning finance, operations, marketing and strategy, including worldwide marketing responsibility for the highly successful, multi-billion dollar DocuTech product family. Mr. Sperry received Bachelor of Arts degrees in Economics and Political Science from Dickinson College and a Masters in Business Administration from Syracuse University.

Dr. John F. Elter has served as Vice President and Chief Technology Officer since September 2004 prior to which he was the Vice President of Research and Systems Architecture since March 2001. Prior to joining Plug Power, Dr. Elter worked at Eastman Kodak Corporation, where he most recently served as Vice President and Chief Technology Officer in the professional division. Prior to his employment at Eastman Kodak Corporation, Dr. Elter spent over 30 years at Xerox Corporation, where he held a variety of management positions spanning advanced technology, engineering, quality, strategy and architecture, business development and operations. Dr. Elter holds a Bachelor of Science degree in Mechanical Engineering from Purdue University, a Master of Science degree in Mechanical Engineering from New York University, and a Ph.D. in Mechanical and Aerospace Sciences from the University of Rochester.

Gerard L. Conway, Jr. has served as General Counsel and Corporate Secretary since September 2004. In that capacity, Mr. Conway is responsible for all legal matters related to the Company and serves as the compliance officer for securities matters affecting the Company. Additionally, Mr. Conway is responsible for the Company’s state, federal and international government relations activities. Prior to his appointment, Mr. Conway served as Associate General Counsel and Director of Government Relations for the Company since July 2000. Mr. Conway holds a Bachelor of Arts degree in English and Philosophy from Colgate University and a JD from Boston University School of Law.

Subject to any terms of any employment agreement with the Company (as further described in Item 11 below), each of the executive officers holds his or her respective office until the regular annual meeting of the Board of Directors following the annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, as defined by Section 16, and directors, and persons who own more than 10% of the Company’s outstanding shares of common stock (collectively, “Section 16 Persons”), to file initial reports of ownership and reports of changes in ownership with the SEC. Section 16 Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it and written representations from Section 16 Persons that no other Section 16(a) reports were required for such persons during the twelve months ended December 31, 2005 (Fiscal 2005), the Company believes that during Fiscal 2005 the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them, except as noted below. During 2005, Messrs. Buckler and Woicke each failed to timely file one report to reflect the grant of a stock option to such person in 2005. These stock option grants were subsequently reported in 2005. Additionally, DTE Energy Company filed a Form 5 with respect to 2005 that reported 17 transactions late that occurred between October 1999 and November 2005. The late transactions related to the grant of stock options and issuance of shares of stock to certain current and former directors of the Company who were also officers of DTE Energy Company and had assigned all of their pecuniary interest in the stock options and shares of stock to DTE Energy Company pursuant to the terms of their employment with DTE Energy Company.

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

Item 11. Executive Compensation

Summary Compensation

The following table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid to the individual serving as the Company’s Chief Executive Officer and the four other most highly compensated executive officers during Fiscal 2005 (“named executive officers”).

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Restricted Stock Awards ($)(1)	Securities Underlying Options(#)	All Other Compensation($)
Dr. Roger B. Saillant(2) President and Chief Executive Officer	2005 2004 2003	323,558 300,000 300,000	210,410 — —	— 271,038 —	300,000 100,000 —	13,428 14,711 5,352
Gregory A. Silvestri(3) Chief Operating Officer	2005 2004 2003	259,002 259,002 249,552	36,000 36,000 42,650	— 61,750 35,463	25,000 25,000 —	376 — —
Mark A. Sperry(4) Vice President and Chief Marketing Officer	2005 2004 2003	226,987 226,987 218,601	33,000 33,000 38,875	— 49,404 406,400	25,000 20,000 —	9,946 11,131 10,930
Dr. John F. Elter(5) Vice President and Chief Technology Officer	2005 2004 2003	254,925 254,925 244,904	32,000 32,000 37,500	— 61,750 169,332	25,000 25,000 —	11,142 12,501 12,245
David A. Neumann(6) Vice President and Chief Financial Officer	2005 2004 2003	169,105 154,500 147,116	31,000 31,000 39,575	— 45,696 71,120	25,000 18,500 —	8,599 7,874 7,356

(1)	The amounts in this column represent the value of Restricted Common Stock awards. The value of these awards is calculated by multiplying the number of shares underlying such award by the closing market price of the Common Stock on the date of grant.

On February 10, 2004, the Company granted Restricted Common Stock awards for 6,712 shares to Mr. Silvestri, 5,370 shares to Mr. Sperry, 6,712 shares to Dr. Elter and 4,967 shares to Mr. Neumann, for services rendered, valued at $9.20 per share, which was based on the closing market price of the Common Stock on the date of the grant. These awards granted to Messrs. Silvestri, Sperry, Elter and Neumann vested in three equal installments on August 10, 2004, February 20, 2005 and August 10, 2005.

On August 13, 2004, the Company awarded 54,865 fully vested shares of Common Stock to Dr. Saillant, for services rendered, valued at $4.94 per share, which was based on the closing market price of the Common Stock on the date of the grant.

On June 20, 2003, the Company granted Restricted Common Stock awards pursuant to a stock option exchange approved by the stockholders of the Company. The Restricted Common Stock awards, valued at $5.08 per share, which was based on the closing market price of the Common Stock on the date of grant, vested in three equal installments on March 20, 2005, June 20, 2005 and September 20, 2005. Under this exchange offer, Mr. Silvestri received a Restricted Common Stock award for 26,666 shares, Mr. Sperry received a Restricted Common Stock award for 80,000 shares, Dr. Elter received a Restricted Common Stock award for 33,333 shares and Mr. Neumann received a Restricted Common Stock award for 14,000 shares.

Under the terms of the Restricted Common Stock awards, the Company does not issue any shares of Common Stock unless and until the Restricted Common Stock awards have vested. Accordingly, dividends are not paid on shares of Restricted Common Stock and shares of Restricted Common Stock underlying the awards are not entitled to vote until the awards have vested and the shares of Common Stock have been issued. As of December 31, 2005, none of the named executive officers held any Restricted Common Stock awards that had not fully vested.

(2)	The amount of other compensation in 2005, 2004 and 2003 primarily represents the dollar value of matching contributions the Company made under its 401(k) Savings and Retirement Plan in the amount of $13,428, $14,711 and $15,352, respectively. The matching contributions are made in shares of Common Stock valued at the closing market price of the Common Stock on the date of issuance.
(3)	The amount of other compensation in 2005 represents the value of life insurance paid for by the Company on behalf of Mr. Silvestri.
(4)	The amount of other compensation in 2005, 2004 and 2003 primarily represents the dollar value of matching contributions the Company made under its 401(k) Savings and Retirement Plan in the amount of $9,946, $11,131 and $10,930, respectively. The matching contributions are made in shares of Common Stock valued at the closing market price of the Common Stock on the date of issuance.
(5)	The amount of other compensation in 2005, 2004 and 2003 primarily represents the dollar value of matching contributions the Company made under its 401(k) Savings and Retirement Plan in the amount of $11,142, $12,501 and $12,245, respectively. The matching contributions are made in shares of Common Stock valued at the closing market price of the Common Stock on the date of issuance. In 2003, Dr. Elter elected to receive a portion of his annual bonus in the form of Common Stock in the amount of $32,500.
(6)	The amount of other compensation in 2005, 2004 and 2003 primarily represents the dollar value of matching contributions the Company made under its 401(k) Savings and Retirement Plan in the amount of $8,599, $7,874 and $7,356, respectively. The matching contributions are made in shares of Common Stock valued at the closing market price of the Common Stock on the date of issuance.

Option Grants In Last Fiscal Year

The following table sets forth information concerning the stock option grants made to each of the named executive officers during Fiscal 2005:

	Individual Grants
Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price (Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Dr. Roger B. Saillant(3) President and Chief Executive Officer	300,000	26.0%	$5.95	1/03/15	$1,122,577	$2,844,830
Gregory A. Silvestri(4) Chief Operating Officer	25,000	2.2%	$5.39	1/28/15	$84,744	$214,757
Mark A. Sperry(5) Vice President and Chief Marketing Officer	25,000	2.2%	$5.39	1/28/15	$84,744	$214,757
Dr. John F. Elter(6) Vice President and Chief Technology Officer	25,000	2.2%	$5.39	1/28/15	$84,744	$214,757
David A. Neumann(7) Vice President and Chief Financial Officer	25,000	2.2%	$5.39	1/28/15	$84,744	$214,757

(1)	All options were granted under the Company’s 1999 Stock Option Plan and have a 10-year term.
(2)	Potential realizable values are computed by multiplying the number of shares of Common Stock subject to a given option by the fair market value on the date of grant, assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire 10-year term of the option and subtracting from that the aggregate option exercise price. These numbers are calculated based upon SEC requirements and do not reflect the Company’s projection or estimate of future stock price growth.
(3)	Of the options shown in this table as granted to Dr. Saillant, one third of such options shall vest on each of January 3, 2006, 2007 and 2008, respectively.
(4)	Of the options shown in this table as granted to Mr. Silvestri, one third of such options shall vest on each of January 28, 2006, 2007 and 2008, respectively.
(5)	Of the options shown in this table as granted to Mr. Sperry, one third of such options shall vest on each of January 28, 2006, 2007 and 2008, respectively.
(6)	Of the options shown in this table as granted to Dr. Elter, one third of such options shall vest on each of January 28, 2006, 2007 and 2008, respectively.
(7)	Of the options shown in this table as granted to Mr. Neumann, one third of such options shall vest on each of January 28, 2006, 2007 and 2008, respectively.

Fiscal Year-End Option Values

Option Exercises and Option Values. The following table sets forth the number and value of unexercised options to purchase Common Stock held by the named executive officers at December 31, 2005. None of the named executive officers exercised any stock options in Fiscal 2005.

(Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values )

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In- the-Money Options at Fiscal Year-End($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Dr. Roger B. Saillant	—	—	861,747	300,000	—	—
Gregory A. Silvestri	—	—	230,000	25,000	—	—
Mark A. Sperry	—	—	55,027	25,000	—	—
Dr. John F. Elter	—	—	60,810	25,000	—	—
David A. Neumann	—	—	51,979	25,000	8,650	—

(1)	None of the options held by Messrs. Saillant, Silvestri, Sperry and Elter had any value because the exercise price for each option exceeded the last reported sale price on the NASDAQ National Market on December 31, 2005. Mr. Neumann held 5,000 options with an exercise price that was below the last reported sale price on December 31, 2005 of $5.13.

Employment Agreements

Dr. Saillant and the Company are parties to an employment agreement which renews automatically for successive one-year terms unless Dr. Saillant or the Company gives notice to the contrary. Dr. Saillant receives an annual base salary of $325,000 and is eligible to: (i) receive an annual incentive bonus with a target amount equal to 100 percent of his annual base salary; (ii) participate in all savings and retirement plans; and (iii) participate in all benefit and executive perquisites. Dr. Saillant’s employment may be terminated by the Company for “cause”, as defined in the agreement, or by Dr. Saillant for “good reason”, as defined in the agreement, or without “good reason” upon sixty days’ prior notice to the Company. If Dr. Saillant’s employment is terminated by the Company for any reason other than cause, death or disability, or in the event that Dr. Saillant terminates his employment with the Company and is able to establish “good reason”, the Company is obligated to pay Dr. Saillant the sum of the following amounts: (i) his expected bonus through the date of termination; plus (ii) either, two years’ annual base salary and two years’ expected bonus if the date of termination occurs within one year after a change in control of the Company, or one year’s annual salary and expected bonus if the termination occurs either in the absence of a change in control or more than one year after a change in control. In the event of a termination for “good reason,” Dr. Saillant is entitled to be fully vested in any outstanding restricted stock, stock options and other stock awards previously granted. Furthermore, the Company is required to continue paying health insurance and other benefits to Dr. Saillant and his eligible family members for the applicable period.

The Company and Mr. Silvestri are parties to an agreement pursuant to which he will continue to receive his base salary, employee benefits and vesting of stock options for twelve months following a termination of his employment for any reason, including voluntary termination. Mr. Silvestri’s agreement survives both and either of (a) a merger, reorganization or consolidation, and/or (b) a sale of all or substantially all of the assets or stock of the Company.

The Company and Mr. Sperry are parties to an agreement pursuant to which he will continue to receive fifty percent (50%) of his base salary and his employee benefits and vesting of stock options for twelve months following a termination of his employment for any reason other than his gross misconduct, negligence, theft, fraud or complete failure to perform his duties to the Company.

The Company and Mr. Elter are parties to an agreement pursuant to which he will continue to receive his base salary for six months following a termination of his employment for any reason other than his gross misconduct, negligence, theft or fraud.

The Company and each of Messrs. Elter, Neumann and Sperry are parties to individual agreements that provide, among other things, that, if within 24 months after a change in control, the Company terminates such executive’s employment or assigns him duties materially inconsistent with his position (a “Terminating Event”), then such executive shall be entitled to (1) receive a lump sum payment equal to the sum of (i) his average annual base salary over the three fiscal years prior to the Terminating Event and (ii) his average annual bonus over the three fiscal years prior to the change in control, (2) continue vesting in his options for twelve (12) months following the Terminating Event, and (3) receive benefits, including health, dental and life insurance for twelve (12) months following the Terminating Event.

Director Compensation

The Compensation Committee periodically reviews the Company’s Non-Employee Director Compensation Plan (the “Plan”) to ensure that the compensation aligns the directors’ interests with the long-term interests of the stockholders; and that the structure of the compensation is simple, transparent and easy for stockholders to understand. The Compensation Committee also considers whether the Plan fairly compensates the Company’s directors when considering the work required in a company of the size and scope of the Company. Employee directors do not receive additional compensation for their services as directors. Following is a summary of the Plan:

Under the Plan, upon initial election or appointment to the Board of Directors, new non-employee directors receive non-qualified stock options to purchase 15,000 shares (50,000 shares for any new non-employee Chairman) of Common Stock with an exercise price equal to fair market value on the date of grant and that are fully vested upon grant. Each year of a non-employee director’s tenure, the director will receive non-qualified options to purchase 10,000 shares (15,000 shares for any non-employee Chairman), plus non-qualified options to purchase an additional 5,000 shares for serving as chairman of the Audit Committee and non-qualified options to purchase an additional 2,000 shares for serving as chairman of any other committee, including the Compensation Committee and the Corporate Governance and Nominating Committee. These annual options, with an exercise price equal to fair market value on the date of grant, fully vest on the first anniversary of the date of the grant.

In addition, each non-employee director is paid an annual retainer of $30,000 ($40,000 for any non-employee Chairman) for their services. Committee members receive additional annual retainers in accordance with the following:

Committee	Non-Employee Chairman	Non-Employee Director
Audit Committee	$20,000	$15,000
Compensation Committee	10,000	5,000
Corporate Governance and Nominating Committee	10,000	5,000

These additional payments for service on a committee are due to the workload and broad-based responsibilities of the committees.

The total amount of the annual retainers are paid in a combination of fifty (50%) percent cash and fifty (50%) percent Common Stock with an option to receive up to one hundred (100%) percent Common Stock, at the election of the non-employee director. All such stock shall be fully vested at the time of issuance. Non-employee directors are also reimbursed for their direct expenses associated with their attendance at board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of Common Stock as of April 24, 2006 (except as otherwise indicated) by:

•	all persons known by us to have beneficially owned 5% or more of the Common Stock;

•	each director of the Company;

•	the named executive officers; and

•	all directors and executive officers as a group.

The beneficial ownership of the stockholders listed below is based on publicly available information and from representations of such stockholders.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)
	Number	Percent(%)
Smart Hydrogen Inc. Clayburn Development Inc. Branton Limited MMC Norilsk Nickel Vladimir O. Potanin Mikhail D. Prokhorov(3)	13,732,927	15.9
DTE Energy Company(4)	9,193,227	10.6
Robert J. Buckler(4)	9,193,227	10.6
Larry G. Garberding(5)	149,125	*
J. Douglas Grant(6)	70,617	*
Maureen O. Helmer(7)	39,950	*
Douglas T. Hickey(8)	65,000	*
George C. McNamee(9)	669,539	*
John M. Shalikashvili(10)	93,379	*
Gary K. Willis(11)	133,453	*
Peter Woicke(12)	15,000	*
Dr. Roger B. Saillant(13)	1,011,906	1.2
Gregory A. Silvestri(14)	283,731	*
Mark Sperry(15)	132,273	*
Dr. John F. Elter(16)	113,295	*
David A. Neumann(17)	100,257	*
All executive officers and directors as a group (15 persons)(18)	12,107,456	13.7

*	Represents less than 1% of the outstanding shares of Common Stock
(1)	Unless otherwise indicated, the address is c/o Plug Power Inc., 968 Albany-Shaker Road, Latham, New York 12110.
(2)	The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC and includes voting or investment power with respect to securities. Under Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of April 24, 2006, through the exercise of any warrant, stock option or other right. The inclusion in this Form 10-K, as amended, of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes the shares of Common Stock underlying options, warrants or other rights held by such person that are exercisable within 60 days of April 24, 2006, but excludes shares of Common Stock underlying options, warrants or other rights held by any other person. Percentage of beneficial ownership is based on 86,002,835 shares of Common Stock outstanding as of April 24, 2006. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned by the stockholder.

(3)	Includes (a) 2,714,700 shares held by Smart Hydrogen Inc., (b) 1,825,000 shares held by DTE Energy Foundation and (c) the shares described in footnote (4) below. Smart Hydrogen Inc. reported shared voting power and no investment power with respect to the shares described in clauses (b) and (c) above as a result of voting agreements entered into with DTE Energy Foundation and DTE Energy Company pursuant to which each of these entities agreed, and granted Smart Hydrogen an irrevocable proxy, to vote its shares in favor of the issuance of shares of Class B Capital Stock and Common Stock by the Company to Smart Hydrogen Inc. pursuant to that certain Stock Purchase Agreement, dated as of April 10, 2006, by and between the Company and Smart Hydrogen Inc. and against certain other matters that would delay or interfere with such transaction. Clayburn Development Inc. and Branton Limited each own 49.995% of the outstanding shares of Smart Hydrogen Inc. Clayburn Development Inc. is an indirect wholly owned subsidiary of MMC Norilsk Nickel. Vladimir O. Potanin and Mikhail D. Prokhorov each own 49.9967% of the outstanding equity securities of Branton Limited and 27.39% of the outstanding stock of MMC Norilsk Nickel. Accordingly, each of Clayburn Development Inc., Branton Limited, MMC Norilsk Nickel and Messrs. Potanin and Prokhorov may be deemed to beneficially own these shares. The address of Smart Hydrogen Inc., is 4 University Road, Suite #405, Cambridge, Massachusetts 02138. The address of Mr. Potanin is 9, Bolshaya Yakimanka Street, Moscow, 119180, Russia. The address of MMC Norilsk Nickel and Mr. Prokhorov is 22, Voznesensky Pereulok, Moscow, 125009, Russia. The address of Clayburn Development Inc. is Pasea Estate, Road Town, Tortola, British Virgin Islands. The address of Branton Limited is Kings Court, 1st Floor, Bay Street, P.O. Box N-3944, Nassau, Bahamas. Information regarding Smart Hydrogen Inc., Clayburn Development Inc., Branton Limited, MMC Norilsk Nickel and Messrs. Potanin and Prokhorov is based solely on a Schedule 13D filed with the SEC on April 20, 2006.
(4)	Includes (a) 11,764 shares held by DTE Energy Company, (b) 8,804,463 shares held by DTE Energy Ventures, Inc., a wholly-owned subsidiary of DTE Energy Company, (c) 230,000 shares that may be acquired upon exercise of options granted to DTE Energy Ventures, Inc. and (d) 147,000 shares that may be acquired by DTE Energy Company upon exercise of options granted to Robert J. Buckler, Anthony F. Earley, Jr., a former director of the Company, and Larry G. Garberding for their service as directors of the Company. The pecuniary interest in the options to purchase 147,000 shares of Common Stock held by Messrs. Buckler, Earley and Garberding has been assigned to DTE Energy Company pursuant to the terms of their employment, including the power to direct the exercise of such options. Upon exercise of these options, Messrs. Buckler, Earley and Garberding will assign all shares acquired on exercise to DTE Energy Company. Mr. Buckler is the President and Chief Operating Officer of Detroit Edison, the largest business unit of DTE Energy Company, and may be deemed the beneficial owner of these shares. Mr. Buckler disclaims beneficial ownership of these shares. The address of DTE Energy Company is 2000 2nd Avenue, Detroit, Michigan 48226. Information regarding DTE Energy Company is based solely on a Schedule 13G/A filed with the SEC on February 14, 2006.
(5)	Includes 75,000 shares of Common Stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 24, 2006. Excludes 40,000 shares of Common Stock issuable upon exercise of outstanding options originally granted to Mr. Garberding with respect to which Mr. Garberding assigned the pecuniary interest in the options, including the power to direct the exercise of such options, to DTE Energy Company pursuant to the terms of his employment. Upon exercise of these options, Mr. Garberding will assign all shares acquired on exercise to DTE Energy Company. These shares are included in the number of shares beneficially owned by DTE Energy Company and Mr. Buckler.
(6)	Includes 45,000 shares of Common Stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 24, 2006.
(7)	Includes 35,000 shares of Common Stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 24, 2006.
(8)	Includes 65,000 shares of Common Stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 24, 2006.
(9)	Includes 285,000 shares of Common Stock issuable upon exercise of outstanding options held by Mr. McNamee that are exercisable within 60 days of April 24, 2006. Also includes 121,088 shares of Plug Power Common Stock owned of record by First Albany Capital Inc., a broker-dealer subsidiary of First Albany Companies Inc. Mr. McNamee, Chairman of First Albany Companies Inc, may be deemed the beneficial owner of these shares. Mr. McNamee disclaims beneficial ownership of these shares.
(10)	Includes 85,000 shares of Common Stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 24, 2006.
(11)	Includes 116,685 shares of Common Stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 24, 2006.

(12)	Includes 15,000 shares of Common Stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 24, 2006.
(13)	Includes 961,737 shares of Common Stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 24, 2006.
(14)	Includes 238,332 shares of Common Stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 24, 2006.
(15)	Includes 63,359 shares of Common Stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 24, 2006.
(16)	Includes 69,142 shares of Common Stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 24, 2006.
(17)	Includes 60,311 shares of Common Stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 24, 2006.
(18)	Includes 2,507,687 shares of Common Stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 24, 2006. See footnotes (4)-(17).

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

Item 13. Certain Relationships and Related Transactions

The Company has an exclusive distribution and service agreement with DTE Energy Technologies, Inc. for the states of Michigan, Ohio, Illinois, and Indiana, including nonexclusive rights for distribution and service of specified products in specified countries, as set forth in the agreement. Under the agreement the Company can sell directly or negotiate nonexclusive distribution rights to third parties for the GenCore backup power product line and the GenSite hydrogen generation product line in these states. Starting in the fourth quarter of 2004, for GenCore, and in the fourth quarter of 2005, for GenSite, the Company has agreed to pay a 5% commission to DTE Energy Technologies, Inc., based on sales price of units shipped to the above noted states. The distribution agreement expires on December 31, 2014. During 2005 and the first quarter of 2006, we did not pay any commissions to DTE Energy Technologies, Inc. under this agreement. Based on a Schedule 13G/A filed with the SEC on February 14, 2006, DTE Energy Company, an affiliate of DTE Energy Technologies, Inc., is the beneficial owner of more than 5% of the Common Stock. Robert J. Buckler, a director of the Company, is the President and Chief Operating Officer of Detroit Edison, the largest business unit of DTE Energy Company.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2004, and fees billed for other services rendered by KPMG LLP:

	2005	2004
Audit Fees	$240,000	$297,000
Audit-Related Fees	44,500	37,400
Tax Fees	63,363	30,900
All Other Fees	—	—

In the above table, and in accordance with SEC definitions and rules: (1) “audit fees” are fees for professional services for the audit of the Company’s consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; (2) “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements; (3) “tax fees” are fees for tax compliance, tax advice, and tax planning; and (4) “all other fees” are fees for any services not included in the first three categories.

Under the Audit Committee’s charter, the Audit Committee is authorized to delegate to one or more of its members the authority to pre-approve audit and non-audit services. The Audit Committee has not delegated its pre-approval authority. The Audit Committee approved all audit and non-audit services provided to the Company by KPMG during Fiscal 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

15(a)(1) Financial Statements

The financial statements and notes are listed in the Index to consolidated financial statements on page F-1 of this Report.

15(a)(2) Financial Statement Schedules

Consolidated financial statement schedules not filed herein have been omitted as they are not applicable or the required information or equivalent information has been included in the consolidated financial statements on the notes thereto.

15(a)(3) Exhibits

Exhibits are as set forth in the “List of Exhibits.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUG POWER INC.

By:	/S/ ROGER B. SAILLANT
Roger B. Saillant, President and Chief Executive Officer

Date: May 1, 2006

List of Exhibits

Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.5, 10.7, 10.8, 10.14, 10.15, 10.28, 10.29, 10.31, 10.32 and 10.33 represent the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K/A.

Exhibit No. and Description

3.1	Amended and Restated Certificate of Incorporation of Plug Power.(2)

3.2	Amended and Restated By-laws of Plug Power.(2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power(3)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power.(1)

10.1	Trademark and Trade Name Agreement, dated as of February 2, 1999, between General Electric Company and GE Fuel Cell Systems, LLC.(1)

10.2	Trademark Agreement, dated as of February 2, 1999, between Plug Power, LLC, and GE Fuel Cell Systems, LLC.(1)

10.3	Assignment and Assumption Agreement, dated as of July 1, 1999, between the Town of Colonie Industrial Development Agency, Mechanical Technology Incorporated, Plug Power, LLC, KeyBank, N.A., and First Albany Corporation.(1)

10.4	Replacement Reimbursement Agreement, dated as of July 1, 1999, between Plug Power, LLC and KeyBank, N.A.(1)

10.5	1997 Membership Option Plan and amendment thereto dated September 27, 1999.(1)

10.6	Trust Indenture, dated as of December 1, 1998, between the Town of Colonie Industrial Development Agency and Manufacturers and Traders Trust Company, as trustee.(1)

10.7	1999 Stock Option and Incentive Plan.(1)

10.8	Employee Stock Purchase Plan.(1)

10.9	Agreement, dated as of August 27, 1999, by Plug Power, LLC, Plug Power Inc., GE On-Site Power, Inc., GE Power Systems Business of General Electric Company, and GE Fuel Cell Systems, L.L.C.(1)

10.10	Registration Rights Agreement to be entered into by the Registrant and the stockholders of the Registrant.(2)

10.11	Registration Rights Agreement to be entered into by Plug Power, L.L.C. and GE On-Site Power, Inc.(2)

10.12	Amendment No. 1 to Distributor Agreement dated February 2, 1999, between GE Fuel Cell Systems L.L.C. and Plug Power Inc.(3)

10.13	Amendment to Distributor Agreement dated February 2, 1999, made as of July 31, 2000, between GE Fuel Cell Systems L.L.C. and Plug Power Inc.(3)

10.14	Agreement, dated as of December 15, 2000, between Plug Power Inc. and Roger Saillant.(3)

10.15	Amendment dated September 19, 2000 to agreement, dated as of August 6, 1999, between Plug Power Inc. and Gregory A. Silvestri.(3)

10.16	Joint Development Agreement, dated as of June 2, 2000, between Plug Power Inc. and Engelhard Corporation(3)

10.17	Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, L.L.C. dated August 21, 2001, between GE MicroGen, Inc. and Plug Power Inc.(4)

10.18	Side Letter, dated August 21, 2001, to Amended and Restated Limited Liability Company Agreement of GE Fuel Cell Systems, L.L.C. between GE MicroGen, Inc. and Plug Power Inc.(4)

10.19	First Amendment, dated July 25, 2001, to Registration Rights Agreement entered into by Plug Power, L.L.C. and GE On-Site Power, Inc.(4)

10.20	Amended and Restated Distribution Agreement, dated as of August 21, 2001, between GE Fuel Cell Systems, LLC and Plug Power, LLC(4)

10.21	Investment Agreement dated July 25, 2001, by and between Plug Power Inc. and GE Power Systems Equities Inc.(4)

10.22	Option to Purchase Common Stock of Plug Power Inc. by GE Power Systems Equities, Inc., dated August 21, 2001(4)

10.23	Services Agreement, dated March 17, 2000, between Plug Power Inc. and General Electric Company(4)

10.24	Amendment, dated September 18, 2000, to the Services Agreement between Plug Power Inc. and General Electric Company(4)

10.25	Amendment, dated December 31, 2000, to the Services Agreement between Plug Power Inc. and General Electric Company(4)

10.26	Amendment, dated March 31, 2001, to the Services Agreement between Plug Power Inc. and General Electric Company(4)

10.27	Amendment No. 1, dated February 27, 2002, to Services Agreement, between Plug Power Inc. and GE Microgen (f/k/a GE On-Site Power)(4)

10.28	Agreement, dated as of August 29, 2002, between Plug Power Inc. and Mark Sperry(5)

10.29	Agreement, dated as of August 29, 2002, between Plug Power Inc. and John Elter(5)

10.30	Amendment, dated July 2, 2003, to the Distributor Agreement between GE Fuel Cell Systems, LLC and Plug Power, LLC(6)

10.31	Agreement dated as of January 20, 2004, between Plug Power Inc. and David A Neumann(6)

10.32	Agreement dated March 20, 2000, between Plug Power Inc. and Mark Sperry(8)

10.33	Agreement dated March 2, 2001, between Plug Power Inc. and John Elter(8)

23.1	Consent of KPMG LLP(7)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)

31.3 and 31.4	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File Number 333-86089).
(2)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 1999.
(3)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000.
(4)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001.
(5)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2002.
(6)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003.
(7)	Previously filed.
(8)	Filed herewith.