Form 10-Q
period 2006-03-31
PLUG POWER INC
filed 2006-05-09
CIK 1093691

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock, par value of $.01 per share, outstanding as of May 1, 2006 was 86,019,775

PLUG POWER INC.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$18,607,054	$21,877,726
Restricted cash	385,000	385,000
Marketable securities	67,658,904	75,685,634
Accounts receivable	1,266,031	1,516,969
Inventory	5,228,604	4,692,515
Prepaid expenses and other current assets	1,295,956	1,524,004

Total current assets	94,441,549	105,681,848
Restricted cash	3,580,274	3,580,274
Property, plant and equipment, net	19,395,668	19,826,111
Goodwill	10,388,980	10,388,980
Other assets	278,234	307,164

Total assets	$128,084,705	$139,784,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,210,321	2,660,130
Accrued expenses	2,974,833	3,835,973
Deferred revenue	3,250,079	3,148,048
Current portion of capital lease obligation and long-term debt	479,538	526,806

Total current liabilities	8,914,771	10,170,957
Long-term debt	3,603,641	3,603,641
Other liabilities	1,069,273	1,054,888

Total liabilities	13,587,685	14,829,486

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 86,002,835 shares issued and outstanding at March 31, 2006 and 85,835,248 shares issued and outstanding at December 31, 2005	860,028	858,353
Additional paid-in capital	532,955,621	531,435,616
Accumulated other comprehensive loss	(110,752)	(257,120)
Deficit accumulated during the development stage	(419,207,877)	(407,081,958)

Total stockholders’ equity	114,497,020	124,954,891

Total liabilities and stockholders’ equity	$128,084,705	$139,784,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Cumulative Amounts from Inception
	2006	2005
Revenue
Product and service revenue	$856,730	$1,056,370	$30,560,180
Research and development contract revenue	1,418,978	2,164,317	58,518,269

Total revenue	2,275,708	3,220,687	89,078,449
Cost of revenue and expenses
Cost of product and service revenue	1,220,994	707,665	30,518,437
Cost of research and development contract revenue	2,536,699	2,914,459	83,689,675
In-process research and development	—	—	12,026,640
Research and development expense:
Noncash stock-based compensation	663,360	372,274	9,469,536
Other research and development	8,321,400	9,448,988	304,340,194
General and administrative expense:
Noncash stock-based compensation	194,634	135,544	16,595,199
Other general and administrative	2,238,234	1,967,733	54,344,689

Operating loss	(12,899,613)	(12,325,976)	(421,905,921)
Interest income	822,605	270,248	22,502,005
Interest expense	(48,911)	(28,970)	(1,226,211)

Loss before equity in losses of affiliates	(12,125,919)	(12,084,698)	(400,630,127)
Equity in losses of affiliates	—	(450,455)	(18,577,750)

Net loss	$(12,125,919)	$(12,535,153)	$(419,207,877)

Loss per share:
Basic and diluted	$(0.14)	$(0.17)

Weighted average number of shares outstanding	85,927,896	73,449,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Cumulative Amounts from Inception
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(12,125,919)	$(12,535,153)	$(419,207,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	804,689	846,611	27,768,450
Equity in losses of affiliates	—	450,455	18,577,750
Amortization of intangible asset	—	687,500	15,124,501
Noncash prepaid development costs	—	—	10,000,000
Amortization of deferred grant revenue	—	—	(1,000,000)
Stock based compensation	1,518,089	959,613	26,547,072
Loss on disposal of property, plant and equipment	—	—	27,493
In-kind services	—	—	1,340,000
Amortization and write-off of deferred rent	—	—	2,000,000
In-process research and development	—	—	7,042,640
Changes in assets and liabilities:
Accounts receivable	250,938	1,064,483	(1,046,690)
Inventory	(536,089)	(817,704)	(4,874,031)
Prepaid expenses and other current assets	229,578	126,805	(3,368,299)
Accounts payable and accrued expenses	(1,310,949)	(484,974)	2,837,099
Deferred revenue	102,031	(465,855)	4,918,900

Net cash used in operating activities	(11,067,632)	(10,168,219)	(313,312,992)

Cash Flows From Investing Activities:
Proceeds from acquisition, net	—	—	29,465,741
Purchase of property, plant and equipment	(332,461)	(576,285)	(33,036,842)
Proceeds from disposal of property, plant and equipment	—	—	315,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Proceeds from maturities of marketable securities	53,916,313	21,635,881	874,072,983
Purchases of marketable securities	(45,743,215)	(4,030,829)	(941,842,639)

Net cash provided by (used in) investing activities	7,840,637	17,028,767	(82,149,591)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	—	211,217,782
Proceeds from public offerings, net	—	—	201,911,705
Stock issuance costs	—	—	(2,678,336)
Proceeds from shares issued for stock option exercises and employee stock purchase plan	3,591	198,626	10,369,268
Cash placed in escrow	—	—	(3,965,274)
Principal payments on long-term debt and capital lease obligations	(47,268)	(16,414)	(2,785,508)

Net cash provided by (used in) financing activities	(43,677)	182,212	414,069,637

Increase (decrease) in cash and cash equivalents	(3,270,672)	7,042,760	18,607,054
Cash and cash equivalents, beginning of period	21,877,726	18,976,767	—

Cash and cash equivalents, end of period	$18,607,054	$26,019,527	$18,607,054

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Description of Business

Plug Power Inc. and subsidiaries (Company) was originally formed as a joint venture between Edison Development Corporation (EDC) and Mechanical Technology Incorporated (MTI) in the State of Delaware on June 27, 1997 and succeeded by merger to all of the assets, liabilities and equity of Plug Power, LLC in November 1999.

The Company is focused on its proprietary proton exchange membrane (PEM) fuel cell and fuel processing technology platforms, from which multiple products are being offered or are under development. The Company is currently offering for commercial sale its GenCore® product, a backup power product for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. The Company is also developing additional products, including a continuous power product, with optional combined heat and power capability for remote small commercial and remote residential applications.

Liquidity

The Company’s cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our on-site energy products, market acceptance of our systems and other factors. The Company expects to continue to devote substantial capital resources to continue its development programs directed at commercializing on-site energy products for worldwide use, hiring and training our production staff, developing and expanding our manufacturing capacity, and continuing expansion of our production and our research and development activities. The Company will pursue the expansion of its operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash and cash equivalents and the issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance the Company’s future cash requirements or consummate future acquisitions could adversely affect its ability to pursue its strategy and could negatively affect its operations in future periods. The Company anticipates incurring additional losses over at least the next several years.

At March 31, 2006, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $86.3 million and working capital of $85.5 million. Management believes that the Company’s currently available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months (see also note 7).

2. Basis of Presentation

Principles of Consolidation: The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Interim Financial Statements: The unaudited condensed interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with U.S. generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2005 has been derived from the Company’s December 31, 2005 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements for the periods as of and ending March 31, 2006 and 2005.

Cash Equivalents and Restricted Cash: Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

At March 31, 2006, the Company had restricted cash in the amount of $4.0 million that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, “Restricted cash” in the accompanying condensed consolidated balance sheets.

Marketable Securities: Marketable securities include investments in equity, debt, and mortgage backed securities, which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities is reflected in other changes in unrealized loss on marketable securities and as a component of stockholders’ equity. At March 31, 2006, the difference between the cost and the fair value of these securities result in an unrealized loss in the amount of $111,000, which is reflected as a component of stockholders’ equity under the caption “Accumulated other comprehensive loss”. At March 31, 2006, the Company held marketable securities with maturities up to twenty-six months.

Inventory: Inventory is stated at the lower of average cost or market and generally consists of raw materials.

Goodwill: Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the excess of costs over fair value of net assets acquired pursuant to the March 25, 2003 merger transaction with H Power Corp. (H Power).

Impairment of Long-Lived Assets: Long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Product and Service Revenue: The Company applies the guidance within SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104) in the evaluation of its contracts to determine when to properly recognize revenue. Under SAB 104, revenue is recognized when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured.

The Company’s initial sales of GenSys™ and GenCore™ 5T are contract-specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within contractual arrangements are not accounted for separately based on the Company’s limited commercial experience and available evidence of fair value. The Company’s contractual arrangements under its initial commercial sales are with a limited number of customers and the arrangements are separately negotiated and not combined. As a result, the Company defers recognition of product and service revenue and recognizes revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months. At March 31, 2006 and December 31, 2005, the Company had deferred product and service revenue in the amount of $2.5 million and $2.9 million, respectively.

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

Research and Development Contract Revenue: Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from

“time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. At March 31, 2006 and December 31, 2005 the Company had deferred contract revenue of $736,000 and $216,000, respectively.

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

Stock Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. For the three months ended March 31, 2006, the Company recorded expense of approximately $858,000 in connection with its share-based payment awards, including incremental expense as a result of SFAS 123R of approximately $515,000.

The Company adopted SFAS 123R under the modified prospective method. Under this method, the Company recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards, beginning on January 1, 2006. Prior period financial information has not been restated.

For periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations in accounting for its share-based payment awards. Under APB 25, since the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant and, in the case of the Company’s stock purchase plans, since the plans were non-compensatory, no compensation expense was recorded.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to its stock-based employee compensation for the three months ended March 31, 2005.

Three Months Ended March 31, 2005
Net loss, as reported	$(12,535,153)
Add: Stock-based employee compensation expense included in reported net loss	507,818
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,459,230)

Pro forma net loss	$(13,486,565)

Loss per share:
Basic and diluted-as reported	$(0.17)

Basic and diluted-proforma	$(0.18)

Share Based Compensation Plans

Employee Stock Purchase Plan

1999 Employee Stock Purchase Plan

In 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Plan”) which provides for the issuance of up to a total of 1,000,000 shares of common stock to participating employees. Eligible employees may contribute between 1% and 10% of their base pay to the Plan. At the end of a designated purchase period, which occurs every six months on June 30 and December 31, employees purchase shares of the Company’s common stock with contributions accumulated via payroll deductions, at an amount equal to 85% of the lower of the fair market value of the common stock on the first day or the last day of the applicable six-month offering period.

The Company measures the fair value of issuances under the employee stock purchase plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the Plan consists of the discount (15% of the grant date stock price) and the fair value of the option feature. For the three-month period ended March 31, 2006, the Company recorded compensation cost of approximately $57,000 associated with the Plan. At March 31, 2006, based on employee withholdings and the Company’s common stock price at that date, approximately 20,000 shares would have been eligible for issuance if March 31, 2006 had been a designated purchase date. As a result of the employee stock purchase on December 31, 2005, the Company issued 41,524 shares of its common stock. No shares were issued under the Plan during the three months ended March 31, 2006.

Stock Option Plans

Effective July 1, 1997, the Company established a stock option plan to provide employees, consultants, and members of the Board of Directors the ability to acquire an ownership interest in the Company (“1997 Stock Option Plan”). Options for employees issued under this plan generally vested 20% per year and expire ten years after issuance. Options granted to members of the Board generally vested 50% upon grant and 25% per year thereafter. Options granted to consultants generally vested one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each of the next two anniversaries thereafter. At March 31, 2006, there were a total of 866,764 options outstanding and vested under the 1997 Stock Option Plan. Although no further options will be granted under the 1997 Stock Option Plan, the vested options will be exercisable for shares of common stock.

At March 31, 2006 there were 5,280,012 options outstanding, and approximately 3,535,850 million options available to be issued under the 1999 Stock Option and Incentive Plan (“1999 Stock Option Plan”). The number of shares of common stock available for issuance under the 1999 Stock Option Plan will increase by the amount of any forfeitures under the 1999 Stock Option Plan and under the 1997 Stock Option Plan. The number of shares of common stock available for future issuance under the 1999 Stock Option Plan will further increase on January 1 and July 1 of each year by an amount equal to 16.4% of any net increase in the total number of shares of stock outstanding. The 1999 Stock Option Plan permits the Company to: grant incentive stock options; grant non-qualified stock options; grant stock appreciation rights; issue or sell common stock with vesting or other restrictions, or without restrictions; grant rights to receive common stock in the future with or without vesting; grant common stock upon the attainment of specified performance goals; and grant dividend rights in respect of common stock. Options for employees issued under this plan generally vest in equal annual installments over periods of three or four years and expire ten years after issuance. Options granted to members of the Board generally vest in full one year after issuance. Options granted to consultants generally vest one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each of the next two anniversaries thereafter. To date, options granted under the 1999 Stock Option Plan have vesting provisions ranging from immediate vesting to five years in duration and expire ten years after issuance. These grants may be made to officers, employees, non-employee directors, consultants, advisors and other key persons of the Company.

Compensation cost associated with employee stock options represented approximately $.5 million of the total share-based payment expense recorded for the three months ended March 31, 2006. The stock options were valued using a Black-Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. The assumptions made for purposes of estimating fair value under the Black-Scholes model for 667,450 and 973,600 options granted during the three months ended March 31, 2006 and 2005, respectively were as follows:

	2006	2005
Dividend yield:	0%	0%
Expected term of options (years):	6	5
Risk free interest rate:	4.37% - 4.56%	3.71%
Volatility:	65%	56%

The Company’s estimate of an expected option term was calculated in accordance with the SAB 107 simplified method for calculating the expected term assumption. The estimated stock price volatility was derived based upon a blend of implied volatility and the Company’s actual historic stock prices over the past six years, which represents the Company’s best estimate of expected volatility. The specific stock option valuation assumptions used for awards granted prior to January 1, 2006 are as disclosed in the Company’s prior annual reports on Form 10-K, as filed with the SEC.

A summary of stock option activity for the three months ended March 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)
Options outstanding at December 31, 2005	5,544,110	$10.24	5.80

Granted	667,450	5.58
Exercised	(666)	5.39
Forfeited or expired	(64,118)	7.64

Options outstanding at March 31, 2006	6,146,776	$9.76	6.36	$1,881,655

Options exercisable at March 31, 2006	4,655,303	$11.05	5.43	$1,880,240

Options fully vested at March 31, 2006 and those expected to vest beyond March 31, 2006	6,057,288	$9.82	6.30	$1,880,240

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $3.30 and $2.92, respectively. The total intrinsic value of options exercised and cash received by the Company from option exercises during the three months ended March 31, 2006 was approximately $400 and $3,600, respectively. As of March 31, 2006, there was approximately $3.8 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.25 years. The total fair value of stock options that vested during the three months ended March 31, 2006 and 2005 was approximately $.5 million and $1.5 million, respectively.

A summary of restricted stock activity for the three months ended March 31, 2006 is as follows:

	Shares	Aggregate Intrinsic Value
Unvested restricted stock outstanding at December 31, 2005	—	$—

Granted	285,000	1,494,882
Forfeited	—	—

Unvested restricted stock outstanding at March 31, 2006	285,000	$1,494,882

The restricted stock awards vest in equal installments over a period of three years. The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense of approximately $83,000 associated with its restricted stock awards in the three months ended March 31, 2006. As of March 31, 2006, there was approximately $1.4 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a weighted average period of 3 years.

Use of Estimates: The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

3. Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended March 31,
	2006	2005
Numerator:
Net loss	$(12,125,919)	$(12,535,153)
Denominator:
Weighted average number of common shares	85,927,896	73,449,444
Loss per share:
Basic and diluted	(0.14)	(0.17)

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares at March 31, 2006 and 2005 are summarized as follows:

	2006	2005
Number of dilutive potential common shares	6,431,776	5,580,782

4. Investments in Affiliates

GE Fuel Cell Systems, LLC

The Company previously accounted for its interest in GEFCS on the equity method of accounting and adjusted its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying consolidated statements of operations. During the fourth quarter of fiscal 2005 the Company recorded an other than temporary impairment of its investment in GEFCS in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. The charge was recorded to fully write off our investment primarily as a result of a shift in the

Company’s business strategy away from residential fuel cells, for which GEFCS was well suited as a distribution partner, to backup power generation, for which GEFCS is not a natural partner. Accordingly, as of and for the quarter ended March 31, 2006 there is no activity with regard to investments in affiliates. For the quarter ended March 31, 2005, equity in losses of affiliates related to GEFCS was approximately $0.5 million.

5. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2006 are as follows:

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity	Comprehensive Loss
December 31, 2005	$858,353	$531,435,616	$(257,120)	$(407,081,958)	$124,954,891
Net loss				(12,125,919)	(12,125,919)	$(12,125,919)
Change in unrealized loss on marketable securities			146,368		146,368	146,368

Total comprehensive loss						$(11,979,551)

Stock based compensation	1,668	1,516,421			1,518,089
Stock option exercises	7	3,584			3,591

March 31, 2006	$860,028	$532,955,621	$(110,752)	$(419,207,877)	$114,497,020

Common stock issued during the three months ended March 31, 2006 consisted of 166,743 shares related to stock based compensation, and 666 shares related to stock option purchases.

6. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and noncash financing and investing activities which occurred during the three months ended March 31, 2006 and 2005:

	March 31, 2006	March 31, 2005
Cash paid for interest	$42,733	$25,314

7. Subsequent Events

On April 10, 2006 Plug Power entered into a Stock Purchase Agreement with Smart Hydrogen Inc. (“Buyer” or “Smart Hydrogen”) pursuant to which the Company agreed to sell 395,000 shares of Class B Capital Stock of the Company, which are convertible into 39,500,000 shares of common stock of the Company, to the Buyer for an aggregate purchase price of $217,250,000. Each share of Class B Capital Stock is convertible into 100 shares of common stock of the Company and the purchase price per share of common stock under the Stock Purchase Agreement, on an as-converted basis, is $5.50. Smart Hydrogen has also agreed to purchase 1,825,000 shares of common stock of the Company from DTE Energy Foundation contemporaneously with the closing of its purchase of Class B Capital Stock from the Company. In the event the purchase from DTE Energy Foundation is not consummated, the Company will have the option to sell an additional 18,250 shares of Class B Capital Stock, convertible into 1,825,000 shares of common stock, to the Buyer at an as-converted purchase price of $5.50 per share for an aggregate purchase price of $10,037,500. Following the closing of these transactions, Smart Hydrogen is expected to own approximately 35% of the Company’s outstanding common stock on an as-converted basis, taking into account the 2,714,700 shares of common stock of the Company that the Buyer purchased from GE Power Systems Equities, Inc. in December 2005 and currently owns. This investment is expected to provide Plug Power with the opportunity to accelerate and expand its business strategy by strengthening its sales, marketing, research and development efforts while providing the flexibility to engage global business opportunities and expand its presence in important markets.

These transactions are expected to close in the summer of 2006, subject to approval by the Company’s shareholders, regulatory approvals, including Hart-Scott-Rodino antitrust clearance and clearance by the Committee on Foreign Investment in the United States, and other customary closing conditions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005 on March 14, 2006. In addition to historical information, this Form 10-Q and following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the ability to satisfy the conditions to the consummation of the investment by Smart Hydrogen, the timing and content of the approvals necessary to consummate the investment by Smart Hydrogen, the risk that possible strategic benefits of the investment by Smart Hydrogen do not materialize, our ability to develop commercially viable on-site energy products; the cost and timing of developing our on-site energy products; market acceptance of our on-site energy products; our ability to manufacture on-site energy products on a large-scale commercial basis; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our on-site energy products; the ability to raise and provide the necessary capital to develop, manufacture and market our on-site energy products; our ability to establish relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; our ability to protect our intellectual property; our ability to lower the cost of our on-site energy products and demonstrate their reliability; the cost of complying with current and future governmental regulations; the impact of deregulation and restructuring of the electric utility industry on demand for our on-site energy products; fluctuations in the trading price and volume of our common stock and other risks and uncertainties discussed, but are not limited to, those set forth under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

Overview

We design and develop on-site energy systems, based on proton exchange membrane fuel cell technology, for energy consumers worldwide. Our architecture-based technology platform includes proprietary proton exchange membrane (PEM) fuel cell and fuel processing technologies, from which multiple products are being offered or are under development. We are currently offering for commercial sale our GenCore® product, a backup power product for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. We are also developing additional products, including a continuous power product, with optional combined heat and power capability for remote small commercial and remote residential applications.

We are a development stage enterprise in the beginning stages of field-testing and marketing our initial commercial products to a limited number of customers, including telecom, utilities, government entities and our distribution partners. Our initial commercial product, the GenCore™ 5T (see Product Development and Commercialization), is designed to provide direct-current (DC) backup power for telecommunications, broadband, utility and industrial uninterruptible power supply applications. The GenCore™ 5T is fueled by hydrogen and does not require a fuel processor.

Our strategy for product sales, distribution and marketing relies on forming relationships with distributors and customers and entering into development and demonstration programs with electric utilities, government agencies and other energy providers. As such, we have formed distribution, marketing and technology development relationships with companies such as Honda, Vaillant, Tyco, Pemeas Gmbh (Pemeas), Engelhard Corporation and DTE Energy (see Strategic Relationships and Development Agreements). We are also engaging directly with customers as the market for our products is developing. Many of our initial sales of our GenCore™ 5T product are contract-specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months (see Critical Accounting Policies and Estimates - Revenue Recognition).

As we gain commercial experience, including field experience relative to service and warranty based on the sales of our initial products, the fair values for the multiple elements within our future contracts may become determinable, and we may, in future periods, recognize revenue upon delivery of the Unit, continue to defer recognition, based on application of appropriate guidance within EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, or change the manner in which we structure contractual agreements, including our agreements with distribution partners.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of March 31, 2006, we had unrestricted cash and cash equivalents and marketable securities totaling $86.3 million and working capital of $85.5 million. Additionally, we have restricted cash in the amount of $4.0 million, which was escrowed to collateralize debt associated with the purchase of our facilities in 1999.

Recent Developments

Investment Transaction

On April 10, 2006 Plug Power entered into a Stock Purchase Agreement with Smart Hydrogen Inc. (“Buyer” or “Smart Hydrogen”) pursuant to which the Company agreed to sell 395,000 shares of Class B Capital Stock of the Company, which are convertible into 39,500,000 shares of common stock of the Company, to the Buyer for an aggregate purchase price of $217,250,000. Each share of Class B Capital Stock is convertible into 100 shares of common stock of the Company and the purchase price per share of common stock under the Stock Purchase Agreement, on an as-converted basis, is $5.50. Smart Hydrogen has also agreed to purchase 1,825,000 shares of common stock of the Company from DTE Energy Foundation contemporaneously with the closing of its purchase of Class B Capital Stock from the Company. In the event the purchase from DTE Energy Foundation is not consummated, the Company will have the option to sell an additional 18,250 shares of Class B Capital Stock, convertible into 1,825,000 shares of common stock, to the Buyer at an as-converted purchase price of $5.50 per share for an aggregate purchase price of $10,037,500. Following the closing of these transactions, Smart Hydrogen is expected to own approximately 35% of the Company’s outstanding common stock on an as-converted basis, taking into account the 2,714,700 shares of common stock of the Company that the Buyer purchased from GE Power Systems Equities, Inc. in December 2005 and currently owns. This investment is expected to provide Plug Power with the opportunity to accelerate and expand its business strategy by strengthening its sales, marketing, research and development efforts while providing the flexibility to engage global business opportunities and expand its presence in important markets.

These transactions are expected to close in summer 2006, subject to approval by the Company’s shareholders, regulatory approvals, including Hart-Scott-Rodino antitrust clearance and clearance by the Committee on Foreign Investment in the United States, and other customary closing conditions.

Restructuring of GE Relationship

On March 24, 2006, the Company, GE MicroGen, Inc. (“GE MicroGen”) a wholly-owned subsidiary of General Electric Company (“GE”), and GE restructured their service and equity relationships by terminating the joint venture, GE Fuel Cell Systems (“GEFCS”), and the associated distributor and other agreements, and entering into a new development collaboration agreement. Under the new agreement, the Company and GE (through its Global Research unit) have agreed to collaborate on programs including but not limited to development of tools, materials and components that can be applied to various types of fuel cell products. The specific programs to be undertaken under the agreement, and the detailed terms and conditions thereof, remain subject to agreement by both parties. It is anticipated that such programs could also include continued

collaboration on sales and marketing opportunities for the Company’s products between the Company and GE. Under the terms of the new development collaboration agreement, the Company is obligated to purchase $1 million of services from GE in connection with this collaboration prior to December 31, 2008. The development collaboration agreement is scheduled to terminate on the earlier of December 31, 2014 or sooner subject to completion of a certain level of program activity.

The Company and GE agreed that GEFCS was not an effective entity for marketing the Company’s products. Accordingly, the exclusive product distribution and service rights that had been granted by the Company to GEFCS will now revert back to the Company and, in the case of certain products, the Company will no longer be required to pay commissions to GE on third-party sales. The Company may now freely sell its products to the partners and customers it determines are most effective in executing its business plan, with no further obligations to GE.

Director Resignation

On March 24, 2006, Richard R. Stewart resigned as a Director of the Company as a result of the policies of his employer, General Electric Company. Mr. Stewart had no disagreements with the Company on any matter relating to the Company’s operations, policies or procedures.

Product Development and Commercialization

We are focused on a fuel cell technology platform from which we believe we can offer multiple products. We currently have one commercial product line, GenCore®, which we continue to enhance and broaden:

GenCore®—Backup Power for Telecommunication, Broadband, Utility and UPS Applications—We currently offer the GenCore® product line which is focused on providing direct-current backup power in a power range of 1-12 kilowatts for applications in the telecom, broadband, utility and industrial UPS market applications. Our GenCore® products are fueled by hydrogen and do not require a fuel processor. In the fourth quarter of 2003, we began initial shipments of the GenCore® 5T product and have shipped 246 units through March 31, 2006. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

Additionally, we continue to advance the development of our other technology platforms:

GenSys®—Remote Continuous Power for Light Commercial and Residential Applications—We began field-testing of the next generation GenSys®, our continuous run product, in the third quarter of 2005. We plan to continue to develop GenSys® into a platform that is expected to support a number of products, including systems fueled by liquefied petroleum gas (LPG) for remote applications and, eventually, both grid-independent and grid-connected light commercial and residential applications fueled by LPG or natural gas. In connection with the development of our GenSys® platform, we are developing combined heat and power (CHP) fuel cell systems for light commercial and residential applications that provide supplemental heat as electricity is produced. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

Home Energy Station—We have been developing technology in support of the automotive fuel cell market under a series of agreements with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd., under which we have exclusively and jointly developed and tested three phases of prototype fuel cell systems that provide electricity and heat to a home or business while also providing hydrogen fuel for a fuel cell vehicle (the “Home Energy Station”). In October 2003, we successfully demonstrated the first prototype Home Energy Station at Honda R&D Americas’ facility in Torrance, California. In September 2004, under the second phase of our work with Honda, we successfully demonstrated a second-generation prototype of the Home Energy Station at our Latham, NY headquarters. In September 2005, Plug Power and Honda installed our third-generation Home Energy Station in Torrance, California. Honda now utilizes the systems in both New York and California for refueling prototype Honda FCX fuel cell vehicles in their test programs. Across each generation of the Home Energy Station, we have significantly reduced its size and weight, as well as improved its performance. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

Distribution, Marketing and Strategic Relationships

In connection with building an extended enterprise, we have formed strategic relationships with well-established companies through distribution, marketing, supply and technology and product development arrangements. Our sales and marketing strategy is to build a network of leading distributors and sub-distributor networks who have established relationships and that can distribute and service our products in specific geographic or market segments. We have distribution agreements in place with four domestic distributors, including Tyco Electronics Power Systems, Inc., (Tyco) our largest North American distribution partner, and 13 international distributors, including IST Holdings Ltd. (IST), our distribution partner in South Africa with whom we recently jointly received a $3 million customer buy-down grant from the International Finance Corporation to install 400 fuel cell systems over the next three years.

We have also partnered, in the past, with companies such as Vaillant, Pemeas and Engelhard and have recently entered into an additional agreement with Honda in connection with research and development of key components of our fuel cell systems and future products we expect to offer. We have also established strong supply-chain relationships with partners like 3M Company (3M), Parker Hannifin Corporation (Parker Hannifin), T. Rad, Entegris, and Arvin Meritor.

Some of these relationships are described in greater detail below.

General Electric Company (GE) Entities: In February 1999 we entered into an agreement with GE MicroGen to form GEFCS to exclusively market, sell, install and service our stationary PEM fuel cell systems on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy has exclusive distribution rights. Under the terms of our distribution agreement and related arrangements with GEFCS, we served as GEFCS’ exclusive supplier of PEM fuel cell systems and related components meeting the specifications set forth in the distribution agreement, and GE agreed that its GE Energy business would not sell such PEM fuel cell systems and related components in the territory in which GEFCS had exclusive distribution rights.

In addition to the distribution agreement described above, we entered into a separate agreement with GE relating to product development and agreed to source technical support services from GE, including engineering, testing, manufacturing and quality control services. Under the agreement, we were required to purchase a minimum of $12.0 million of such services by September 2007.

During 2005 the Company, GE MicroGen and GE began discussions to restructure the service and equity relationships by terminating the Service Agreements and Equity Agreements described above. These discussions were finalized during the first quarter of fiscal 2006, and the Company and GE (acting through its Global Research unit) have entered into a new development collaboration agreement under which the Company and GE have agreed to collaborate on programs including, but not limited to, development of tools, materials and components that can be applied to various types of fuel cell products. The specific programs to be undertaken under the agreement, and the detailed terms and conditions thereof, remain subject to agreement by both parties. It is anticipated that such programs could also include continued collaboration on sales and marketing opportunities for the Company’s products between the Company and GE. Under the terms of the new development collaboration agreement, the Company is obligated to purchase $1 million of services from GE in connection with this collaboration prior to December 31, 2008. The development collaboration agreement is scheduled to terminate on the earlier of December 31, 2014 or the date of completion of a certain level of program activity.

Honda: As described above, we have an agreement with Honda to exclusively and jointly develop and test the Home Energy Station. In 2006, we signed a contract with Honda funding our joint development of the fourth generation system as well as a separate agreement funding joint research and development of technology that may be utilized in future systems.

Tyco: In September 2004, we completed an agreement with Tyco Electronics Power Systems, Inc., to market, promote and sell our GenCore®5T fuel cell systems for telecommunication backup applications through its direct sales force under both the Tyco Electronics and Plug Power brands. This agreement is complemented by the June 2004 nationwide service and installation agreement for GenCore between the Company and Tyco Electronics Installation Services Inc.

Vaillant: We have a development agreement with Vaillant GmbH (Vaillant) to develop a fuel cell heating appliance that combines our fuel cell system with Vaillant’s gas heating technology to provide heat, electricity and hot water for the European light commercial and residential markets. Under the agreement, we will sell fuel cell subsystems directly and exclusively to Vaillant, and Vaillant will distribute Fuel Cell Heating Appliances throughout Europe on a non-exclusive basis.

Pemeas: We have a joint development agreement with Pemeas (effective April 1, 2004, the fuel cell activity of Celanese AG and the former Hoechst AG were combined to form a new company, Pemeas GmbH), to develop, on an exclusive basis, a high-temperature membrane electrode unit for stationary fuel cell systems with net electrical output of 750 watts up to 25 kilowatts. Additionally, we have the option to work with Pemeas on a non-exclusive basis to develop a high-temperature membrane electrode unit for stationary fuel cell systems with net electrical output of less than 750 watts and greater than 25 kilowatts. Under the agreement, the Company and Pemeas will each fund their own development efforts.

Engelhard: We have a joint development agreement and a supply agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. Over the course of the joint development agreement, we have contributed $10.0 million to fund Engelhard’s development efforts, and in turn Engelhard has purchased $10.0 million of our common stock. As of September 30, 2004 all funding obligations related to development efforts had been met and the Company and Engelhard have been funding their own development efforts. Additionally, a supply agreement with Engelhard specifies the rights and obligations for Engelhard to supply products to us until 2013.

DTE Energy: We have a distribution agreement with DTE Energy Technologies, Inc. under which DTE can exclusively market, sell, install and service our stationary PEM fuel cell systems in Michigan, Ohio, Illinois, and Indiana. Under an amendment to the agreement in February 2004, we can sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore backup power product line and our GenSite hydrogen generation product line. In exchange we have agreed to pay a commission, based on sales price, to GEFCS at a rate and schedule prescribed in our amended agreement. The distribution agreement expires on December 31, 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and March 31, 2005.

Product and service revenue.

During the three months ended March 31, 2006, we recognized product and service revenue of $857,000, $714,000 of which was deferred at December 31, 2005, compared to $1.1 million during the same quarter last year, $1.0 million of which was deferred at December 31, 2004. We delivered a total of 17 fuel cell systems during the quarter ended March 31, 2006. The revenue associated with these systems is related to product and service arrangements and is deferred as described in further detail below. For the three months ended March 31, 2006, we deferred revenue in the amount of $344,000 for the 17 systems delivered under product and service arrangements, compared to $140,000 for the 10 fuel cell systems delivered during the same period in 2005.

At March 31, 2006, we had total deferred product and service revenue in the amount of $2.5 million of which we expect to recognize approximately $1.8 million during the remainder of 2006.

Our initial sales of product and services are contract-specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system is not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally over periods of twelve to twenty-seven months.

Research and development contract revenue. Research and development contract revenue decreased to $1.4 million for the three months ended March 31, 2006 from $2.2 million during the same period last year. The decrease is the result of prior spending levels dropping off for material purchases and subcontractor activity as the U.S. Department of Energy (DOE) programs wind down and decreased activity under our contract with National Institute of Standards and Technology (NIST). We expect to continue certain research and development contract work that is directly related to our current product development efforts. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue increased to $1.2 million for three months ended March 31, 2006 from $708,000 for three months ended March 31, 2005. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services.

Cost of research and development contract revenue. Cost of research and development contract revenue decreased to $2.5 million for three months ended March 31, 2006 from $2.9 million for three months ended March 31, 2005 as a result of decreased work under existing agreements as described above as well as a shift to higher cost share contracts. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Noncash research and development expense. Noncash research and development expense for the three months ended March 31, 2006, increased to $663,000 from $372,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The increase is primarily the result of the Company’s adoption of SFAS 123R during the first quarter of fiscal 2006 (see Note 2 in the Notes to Condensed Consolidated Financial Statements).

Other research and development expense. Other research and development expenses were $8.3 million for the three months ended March 31, 2006 compared to $9.4 million for the three months ended March 31, 2005. Other research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques, which result in lower research and development costs because we build fewer systems for internal test and evaluation.

For the quarter ended March 31, 2005, other research and development expense also includes amortization in the amount of $688,000 related to the portion of the H Power purchase price which has been capitalized and recorded on our balance sheet under the caption “Intangible assets”. This intangible asset became fully amortized during the first quarter of 2005, so there is no corresponding amortization during the quarter ended March 31, 2006.

Noncash general and administrative expense. Noncash general and administrative expenses for the three months ended March 31, 2006 increased to $195,000 from $136,000 for the three months ended March 31, 2005. Noncash general and administrative expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The increase is primarily the result of the Company’s adoption of SFAS 123R during the first quarter of fiscal 2006 (see Note 2 in the Notes to Condensed Consolidated Financial Statements).

Other general and administrative expense. Other general and administrative expense increased to $2.2 million for the three months ended March 31, 2006 from $2.0 million for the three months ended March 31, 2005. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities increased to $823,000 for the three months ended March 31, 2006, from $270,000 for the same period in 2005. The increase was the result of higher cash balances and slightly higher yields on our investment portfolio.

Interest expense. Interest expense was $49,000 for the three months ended March 31, 2006 compared to $29,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

Equity in losses of affiliates. Equity in losses of affiliates, which we accounted for under the equity method of accounting, was our proportionate share of the amount of the net loss of GE Fuel Cell Systems and the amortization of our original investments. During the quarter ended December 31, 2005, the Company recorded an impairment loss equal to 100% of the remaining carrying value of the Company’s investment in GEFCS. GEFCS was dissolved in the first quarter of fiscal 2006.

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

We apply the guidance within Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104) to our initial sales contracts to determine when to properly recognize revenue. We defer recognition of product and service revenue at the time of delivery, and recognize revenue as the continued service, maintenance and other support obligations expire. The costs associated with the product, service and other obligations are expensed as they are incurred.

Our initial sales of GenSys™ and GenCore™ 5T are contract-specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system is not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months.

As we gain commercial experience, including field experience relative to service and warranty based on the sales of our initial products, the fair values for the multiple elements within our future contracts may become determinable, and we may, in future periods, recognize revenue upon delivery of the product, continue to defer recognition, based on application of appropriate guidance within EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, or change the manner in which we structure contractual agreements, including our agreements with distribution partners.

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

Accounting for income taxes: As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since inception. These differences result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $201.6 million as of December 31, 2005 due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At March 31, 2006, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero for the three months ended March 31, 2006.

Stock Based Compensation: Our adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) in the first quarter of 2006 requires that we recognize stock-based compensation expense associated with stock options in the statement of operations, rather than disclose it in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

Expected volatility – The estimated stock price volatility was derived based upon a blend of implied volatility and the Company’s actual historic stock prices over the past six years, which represents the Company’s best estimate of expected volatility.

Expected option life – The Company’s estimate of an expected option life was calculated in accordance with the SAB 107 simplified method for calculating the expected term assumption.

Risk-free interest rate – We used the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption as the risk-free interest rate.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We reviewed historical forfeiture data and determined the appropriate forfeiture rate based on that data. We will re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will recognize the actual expense over the vesting period only for the shares that vest.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our on-site energy products, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our on-site energy products for worldwide use, hiring and training our production staff, developing and expanding our manufacturing capacity and expanding our production and research and development activities. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash and cash equivalents, funds from the anticipated sale of our Class B Capital Stock to Smart Hydrogen, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash, cash equivalents and marketable securities balances will provide sufficient capital to fund operations for at least the next twelve months.

Several key indicators of liquidity are summarized in the following table:

	Three months ended March 31, 2006	Three months ended March 31, 2005	Year ended December 31, 2005
Cash, cash equivalents and marketable securities at end of period	$86,266,000	$56,341,000	$97,563,000
Working capital at end of period	85,527,000	54,159,000	95,511,000
Net loss	12,126,000	12,535,000	51,743,000
Net cash used in operating activities	11,068,000	10,168,000	39,869,000
Purchase of property plant and equipment	332,000	576,000	1,000,000

During the three months ended March 31, 2006, cash used by operating activities was $11.1 million, consisting primarily of a net loss of $12.1 million offset, in part, by noncash expenses in the amount of $2.3 million, including $805,000 for amortization and depreciation and $1.5 million for stock-based compensation awards. Cash provided by investing activities for the three months ended March 31, 2006 was $7.8 million, consisting of $8.2 million in net proceeds provided by the sale of marketable securities partially offset by $332,000 used to purchase property plant and equipment. Cash used in financing activities was $44,000, consisting primarily of principal payments on long-term debt and capital lease obligations.

We have financed our operations through March 31, 2006 primarily from the sale of equity, which has provided cash in the amount of $420.8 million. Since inception, net cash used in operating activities has been $313.3 million, and cash used in investing activities has been $82.1 million, including our purchase of property, plant and equipment of $33.0 million and our investments in marketable securities in the amount of $67.8 million offset, in part, by net proceeds from acquisition of $29.5 million.

Additionally, in the first quarter of 2003, we issued approximately 9.0 million shares of common stock in connection with a merger transaction with H Power Corp. which increased our consolidated cash, cash equivalents and marketable securities by approximately $29.5 million after payment of certain integration costs and expenses associated with the consummation of the merger of approximately $7.1 million.

From inception through March 31, 2006, we have incurred losses of $419.2 million and expect to continue to incur losses as we continue our product development and commercialization programs and expand our manufacturing capacity. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the cost and sales price of such systems, the related service requirements necessary to maintain those systems and potential design changes required as a result of field testing.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash in government, government-backed and interest-bearing investment-grade securities that we generally hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk-sensitive instruments.

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

None

ITEM 1A—RISK FACTORS

No changes to the Risk Factors included in the Annual Report on Form 10K for the Year Ended December 31, 2005.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, we issued 41,165 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

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

PLUG POWER INC.

Date: May 9, 2006	by:	/s/ Roger B. Saillant
Roger B. Saillant Chief Executive Officer

	by:	/s/ David A. Neumann
David A. Neumann Chief Financial Officer