Form 10-Q
period 2006-06-30
PLUG POWER INC
filed 2006-08-09
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of shares of common stock, par value of $.01 per share, outstanding as of August 4, 2006 was 86,535,912

PLUG POWER INC.

INDEX to FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – June 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations – Three month and six month periods ended June 30, 2006 and June 30, 2005 and Cumulative Amounts from Inception	4

Condensed Consolidated Statements of Cash Flows—Six month periods ended June 30, 2006 and June 30, 2005 and Cumulative Amounts from Inception	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	22

Item 4 – Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A– Risk Factors	23

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4 – Submission of Matters to a Vote of Security Holders	24

Item 6 – Exhibits	24

Signatures	26

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$135,121,183	$21,877,726
Restricted cash	385,000	385,000
Marketable securities	155,144,000	75,685,634
Accounts receivable	1,582,420	1,516,969
Inventory	4,757,409	4,692,515
Prepaid expenses and other current assets	1,222,800	1,524,004

Total current assets	298,212,812	105,681,848
Restricted cash	3,580,274	3,580,274
Property, plant and equipment, net	18,830,220	19,826,111
Goodwill	10,388,980	10,388,980
Other assets	251,959	307,164

Total assets	$331,264,245	$139,784,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,063,550	2,660,130
Accrued expenses	2,669,814	3,835,973
Deferred revenue	3,935,396	3,148,048
Current portion of capital lease obligation and long-term debt	432,269	526,806

Total current liabilities	9,101,029	10,170,957
Long-term debt	3,603,641	3,603,641
Other liabilities	1,083,657	1,054,888

Total liabilities	13,788,327	14,829,486

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; 395,000 issued and outstanding at June 30, 2006 and 0 issued and outstanding at December 31, 2005	3,950	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 86,504,715 shares issued and outstanding at June 30, 2006 and 85,835,248 shares issued and outstanding at December 31, 2005	865,047	858,353
Additional paid-in capital	748,923,680	531,435,616
Accumulated other comprehensive loss	(83,879)	(257,120)
Deficit accumulated during the development stage	(432,232,880)	(407,081,958)

Total stockholders’ equity	317,475,918	124,954,891

Total liabilities and stockholders’ equity	$331,264,245	$139,784,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative Amounts from Inception
	2006	2005	2006	2005
Revenue
Product and service revenue	$742,850	$1,473,669	$1,599,580	$2,530,039	$31,303,030
Research and development contract revenue	2,021,307	2,183,015	3,440,285	4,347,332	60,539,576

Total revenue	2,764,157	3,656,684	5,039,865	6,877,371	91,842,606

Cost of revenue and expenses
Cost of product and service revenue	1,336,366	975,316	2,557,360	1,682,981	31,854,803
Cost of research and development contract revenue	2,350,841	3,255,333	4,887,540	6,169,792	86,040,516
In-process research and development	—	—	—	—	12,026,640
Research and development expense:
Noncash stock-based compensation	716,915	377,080	1,380,275	749,354	10,186,451
Other research and development	9,319,301	7,364,196	17,640,701	16,813,184	313,659,495
General and administrative expense:
Noncash stock-based compensation	571,486	468,405	766,120	603,949	17,166,685
Other general and administrative	2,438,249	1,907,101	4,676,483	3,874,834	56,782,938

Operating loss	(13,969,001)	(10,690,747)	(26,868,614)	(23,016,723)	(435,874,922)
Interest income	997,441	285,476	1,820,046	555,724	23,499,446
Interest expense	(53,443)	(33,892)	(102,354)	(62,862)	(1,279,654)

Loss before equity in losses of affiliates	(13,025,003)	(10,439,163)	(25,150,922)	(22,523,861)	(413,655,130)
Equity in losses of affiliates	—	(448,274)	—	(898,729)	(18,577,750)

Net loss	$(13,025,003)	$(10,887,437)	$(25,150,922)	$(23,422,590)	$(432,232,880)

Loss per share:
Basic and diluted	$(0.15)	$(0.15)	$(0.29)	$(0.32)

Weighted average number of shares outstanding	86,020,770	73,493,993	85,974,843	73,471,719

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		Cumulative Amounts from Inception
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(25,150,922)	$(23,422,590)	$(432,232,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,600,189	1,749,779	28,563,950
Equity in losses of affiliates	—	898,729	18,577,750
Amortization of intangible asset	—	687,500	15,124,501
Noncash prepaid development costs	—	—	10,000,000
Amortization of deferred grant revenue	—	—	(1,000,000)
Stock-based compensation	2,806,490	1,805,102	27,835,473
Loss on disposal of property, plant and equipment	—	—	27,493
In-kind services	—	—	1,340,000
Amortization and write-off of deferred rent	—	—	2,000,000
In-process research and development	—	—	7,042,640
Changes in assets and liabilities:
Accounts receivable	(65,451)	1,866,088	(1,363,079)
Inventory	(64,894)	(1,786,051)	(4,402,836)
Prepaid expenses and other current assets	301,608	(39,073)	(3,296,269)
Accounts payable and accrued expenses	(1,762,739)	(186,640)	3,054,130
Deferred revenue	787,348	(950,507)	4,935,396

Net cash used in operating activities	(21,548,371)	(19,377,663)	(323,793,731)

Cash Flows From Investing Activities:

Proceeds from acquisition, net	—	—	29,465,741
Purchase of property, plant and equipment	(520,728)	(940,891)	(33,225,109)
Proceeds from disposal of property, plant and equipment	—	—	315,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Proceeds from maturities and sales of marketable securities	230,577,646	23,750,542	1,150,393,844
Purchases of marketable securities	(309,862,771)	(5,492,175)	(1,305,621,723)

Net cash (used in) provided by investing activities	(79,805,853)	17,317,476	(169,796,081)

Cash Flows From Financing Activities:

Proceeds from issuance of common and preferred stock	217,311,820	—	428,529,602
Proceeds from public offerings, net	—	—	201,911,705
Stock issuance costs	(2,832,871)	—	(5,511,207)
Proceeds from shares issued for stock option exercises and employee stock purchase plan	213,269	555,996	10,578,946
Cash placed in escrow	—	—	(3,965,274)
Principal payments on long-term debt and capital lease obligations	(94,537)	(33,242)	(2,832,777)

Net cash provided by financing activities	214,597,681	522,754	628,710,995

Increase (decrease) in cash and cash equivalents	113,243,457	(1,537,433)	135,121,183
Cash and cash equivalents, beginning of period	21,877,726	18,976,767	—

Cash and cash equivalents, end of period	$135,121,183	$17,439,334	$135,121,183

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

The Company is focused on its proprietary proton exchange membrane (PEM) fuel cell and fuel processing technology, from which multiple products are being offered or are under development. The Company is currently offering for commercial sale its GenCore® product, a backup power product for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. The Company is also developing additional products, including a continuous power product, with optional combined heat and power capability for remote small commercial and remote residential applications.

Liquidity

The Company’s cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our on-site energy products, market acceptance of our systems and other factors. The Company expects to continue to devote substantial capital resources to continue its development programs directed at commercializing on-site energy products for worldwide use, hiring and training our production staff, developing and expanding our manufacturing capacity, and continuing expansion of our production and our research and development activities. The Company will pursue the expansion of its operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash and cash equivalents and marketable securities and the issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance the Company’s future cash requirements or consummate future acquisitions could adversely affect its ability to pursue its strategy and could negatively affect its operations in future periods. The Company anticipates incurring additional losses over at least the next several years.

At June 30, 2006, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $290.3 million and working capital of $289.1 million. Management believes that the Company’s currently available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2005 has been derived from the Company’s December 31, 2005 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements for the periods as of and ending June 30, 2006 and 2005.

Cash Equivalents and Restricted Cash: Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

At June 30, 2006, the Company had restricted cash in the amount of $4.0 million that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, “Restricted cash” in the accompanying condensed consolidated balance sheets.

Marketable Securities: Marketable securities include investments in equity, debt, and mortgage backed securities, which are carried at fair value. These investments are considered available for sale, and the difference between the amortized cost and the fair value of these securities is reflected as a component of stockholders’ equity in accumulated other comprehensive loss. At June 30, 2006, the difference between the cost and the fair value of these securities result in an unrealized loss in the amount of $84,000. At June 30, 2006, the Company held marketable securities with maturities up to thirty months.

Inventory: Inventory is stated at the lower of average cost or market and generally consists of raw materials.

Goodwill: Goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually or upon the occurrence of triggering events in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the excess of costs over fair value of net assets acquired pursuant to the March 25, 2003 merger transaction with H Power Corp. (H Power).

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

The Company’s initial sales of GenSys® and GenCore® are contract-specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within contractual arrangements are not accounted for separately based on the Company’s limited commercial experience and available evidence of fair value. The Company’s contractual arrangements under its initial commercial sales are with a limited number of customers and the arrangements are separately negotiated and not combined. As a result, the Company defers recognition of product and service revenue and recognizes revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months. At June 30, 2006 and December 31, 2005, the Company had deferred product and service revenue in the amount of $2.8 million and $2.9 million, respectively.

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

Research and Development Contract Revenue: Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from

“time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. At June 30, 2006 and December 31, 2005 the Company had deferred contract revenue of $1.2 million and $216,000, respectively.

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

Stock Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. For the six months ended June 30, 2006, the Company recorded expense of approximately $2.1 million in connection with its share-based payment awards, including incremental expense as a result of SFAS 123R of approximately $1.1 million.

The Company adopted SFAS 123R under the modified prospective method. Under this method, the Company recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards, beginning on January 1, 2006. Prior period financial information has not been restated.

For periods prior to the adoption of SFAS 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations in accounting for its share-based payment awards to employees. Under APB 25, since the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant and, in the case of the Company’s stock purchase plans, since the plans were non-compensatory, no compensation expense was recorded.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to its stock-based employee compensation for the three and six months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(10,887,437)	$(23,422,590)
Add: Stock-based employee compensation expense included in reported net loss	845,485	1,353,303
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,828,390)	(3,287,620)

Pro forma net loss	$(11,870,342)	$(25,356,907)

Loss per share:

Basic and diluted-as reported	$(0.15)	$(0.32)

Basic and diluted-pro forma	$(0.16)	$(0.34)

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

The Company measures the fair value of issuances under the employee stock purchase plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the Plan consists of the discount (15% of the grant date stock price) and the fair value of the option feature. At June 30, 2006, based on employee withholdings and the Company’s common stock price at that date, or at the beginning of the six months then ended, the Company issued 46,429 shares of its common stock.

Stock Option Plans

Effective July 1, 1997, the Company established a stock option plan to provide employees, consultants, and members of the Board of Directors the ability to acquire an ownership interest in the Company (“1997 Stock Option Plan”). Options for employees issued under this plan generally vested 20% per year and expire ten years after issuance. Options granted to members of the Board generally vested 50% upon grant and 25% per year thereafter. Options granted to consultants generally vested one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each of the next two anniversaries thereafter. At June 30, 2006, there were a total of 856,844 options outstanding and vested under the 1997 Stock Option Plan. Although no further options will be granted under the 1997 Stock Option Plan, the vested options will be exercisable for shares of common stock.

At June 30, 2006 there were options for 5,421,204 shares outstanding, and approximately 3,267,627 shares available to be issued under the 1999 Stock Option and Incentive Plan (“1999 Stock Option Plan”). The number of shares of common stock available for issuance under the 1999 Stock Option Plan will increase by the amount of any forfeitures under the 1999 Stock Option Plan and under the 1997 Stock Option Plan. The number of shares of common stock available for future issuance under the 1999 Stock Option Plan will further increase on January 1 and July 1 of each year by an amount equal to 16.4% of any net increase in the total number of common shares of stock outstanding. The 1999 Stock Option Plan permits the Company to: grant incentive stock options; grant non-qualified stock options; grant stock appreciation rights; issue or sell common stock with vesting or other restrictions, or without restrictions; grant rights to receive common stock in the future with or without vesting; grant common stock upon the attainment of specified performance goals; and grant dividend rights in respect of common stock. Options for employees issued under this plan generally vest in equal annual installments over periods of three or four years and expire ten years after issuance. Options granted to members of the Board generally vest in full one year after issuance. Options granted to consultants generally vest one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each of the next two anniversaries thereafter.

Compensation cost associated with employee stock options represented approximately $1.1 million of the total share-based payment expense recorded for the six months ended June 30, 2006. The stock options were valued using a Black-Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. The weighted average assumptions made for purposes of estimating fair value under the Black-Scholes model for 852,700 and 1,066,100 options granted during the six months ended June 30, 2006 and 2005, respectively were as follows:

	2006		2005
Dividend yield:	0%		0%
Expected term of options (years):	6		5
Risk free interest rate:	4.37	% - 5.015%	3.71	%-4.0%
Volatility:	61	%-65%	56%

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

A summary of stock option activity for the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)
Options outstanding at December 31, 2005	5,544,110	$10.24	5.80

Granted	852,700	5.41
Exercised	(5,958)	4.93
Forfeited or expired	(112,804)	7.41

Options outstanding at June 30, 2006	6,278,048	$9.11	6.30	$1,718,415

Options exercisable at June 30, 2006	4,854,774	$10.80	5.20	$1,714,965

Options fully vested at June 30, 2006 and those expected to vest beyond June 30, 2006	6,192,652	$9.41	6.10	$1,715,724

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $3.22 and $2.74, respectively. The total intrinsic value of options exercised and cash received by the Company from option exercises during the six months ended June 30, 2006 was approximately $7,700 and $29,400, respectively. As of June 30, 2006, there was approximately $3.6 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.0 years. The total fair value of stock options that vested during the six months ended June 30, 2006 and 2005 was approximately $.6 million and $1.9 million, respectively.

A summary of restricted stock activity for the six months ended June 30, 2006 is as follows:

	Shares	Aggregate Intrinsic Value
Unvested restricted stock outstanding at December 31, 2005	—	$—

Granted	285,000	1,494,882
Forfeited	—	—

Unvested restricted stock outstanding at March 31, 2006	285,000	$1,494,882
Granted	97,473	508,810
Forfeited	(2,900)	(16,182)
Vested	(21,000)	(117,180)

Unvested restricted stock outstanding at June 30, 2006	358,573	$1,870,330

The restricted stock awards vest in equal installments over a period of three years. The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense of approximately $205,000 associated with its restricted stock awards in the six months ended June 30, 2006. As of June 30, 2006, there was approximately $1.6 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a remaining weighted average period of 2.75 years.

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

3. Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(13,025,003)	$(10,887,437)	$(25,150,922)	$(23,422,590)
Denominator:
Weighted average number of common shares	86,020,770	73,493,993	85,974,843	73,471,719
Loss per share:
Basic and diluted	(0.15)	(0.15)	(0.29)	(0.32)

No options, warrants, securities convertible into common stock (such as the Company’s preferred stock), or unvested restricted stock outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. The weighted average dilutive potential common shares for the six month periods ended June 30, 2006 and 2005 are summarized as follows:

	2006	2005
	Weighted Average Shares	Weighted Average Shares
Stock options	5,997,128	5,248,061
Unvested restricted stock	234,377	—
Preferred stock(1)	218,232	—
Warrants	—	725,000

	6,449,737	5,973,061

(1)	The preferred stock amount represents the weighted average dilutive potential common shares of the 395,000 shares of Class B capital stock issued on June 29, 2006. These preferred shares are convertible into 39,500,000 shares of common stock at June 30, 2006.

4. Investments in Affiliates

GE Fuel Cell Systems, LLC

The Company previously accounted for its interest in GEFCS on the equity method of accounting and adjusted its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying consolidated statements of operations. During the fourth quarter of fiscal 2005 the Company recorded an other than temporary impairment of its investment in GEFCS in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. The charge was recorded to fully write off our investment primarily as a result of a shift in the Company’s business strategy away from residential fuel cells, for which GEFCS was well suited as a distribution partner, to backup power generation, for which GEFCS is not a natural partner. Accordingly, as of and for the quarter ended June 30, 2006 there is no activity with regard to investments in affiliates. For the quarter ended June 30, 2005, equity in losses of affiliates related to GEFCS was approximately $0.4 million.

5. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2006 are as follows:

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity	Comprehensive Loss
December 31, 2005	$858,353	$—	$531,435,616	$(257,120)	$(407,081,958)	$124,954,891
Net loss					(25,150,922)	(25,150,922)	$(25,150,922)
Change in unrealized loss on marketable securities				173,241		173,241	173,241

Total comprehensive loss							$(24,977,681)

Stock offering, net	112	3,950	214,474,887			214,478,949
Stock-based compensation	6,058		2,800,432			2,806,490
Employee stock purchase plan	464		183,454			183,918
Stock option exercises	60		29,291			29,351

June 30, 2006	$865,047	$3,950	$748,923,680	$(83,879)	$(432,232,880)	$317,475,918

Common stock issued during the sis months ended June 30, 2006 consisted of approximately 325,000 shares related to stock based compensation, 6,000 shares issued pursuant to the exercise of stock options, 46,000 shares issued under the Employee Stock Purchase Plan and 11,240 shares issued to Smart Hydrogen Inc. (Smart Hydrogen). Additionally, 395,000 shares of Class B capital stock, a series of preferred stock, were also issued to Smart Hydrogen.

6. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and noncash financing and investing activities which occurred during the six months ended June 30, 2006 and 2005:

	June 30, 2006	June 30, 2005
Cash paid for interest	$89,691	$56,455

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

Overview

We design and develop on-site energy systems, based on proton exchange membrane fuel cell technology, for energy consumers worldwide. Our technology platform includes proprietary proton exchange membrane (PEM) fuel cell and fuel processing technologies, from which multiple products are being offered or are under development. We are currently offering for commercial sale our GenCore® product, a backup power product for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. We are also developing additional products, including a continuous power product, with optional combined heat and power capability for remote small commercial and remote residential applications.

We are a development stage enterprise in the beginning stages of field-testing and marketing our initial commercial products to a limited number of customers, including telecom, utilities, government entities and our distribution partners. Our initial commercial product, the GenCore® (see Product Development and Commercialization), is designed to provide direct-current (DC) backup power for telecommunications, broadband, utility and industrial uninterruptible power supply applications. The GenCore® is fueled by hydrogen and does not require a fuel processor.

Our strategy for product sales, distribution and marketing relies on forming relationships with distributors and customers and entering into development and demonstration programs with electric utilities, government agencies and other energy providers. As such, we have formed distribution, marketing and technology development relationships with companies such as Honda, Vaillant, Tyco, Pemeas Gmbh (Pemeas), Engelhard Corporation and DTE Energy (see Distribution, Marketing, and Strategic Relationships). We are also engaging directly with customers as the market for our products is developing. Many of our initial sales of our GenCore® product are contract-specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months (see Critical Accounting Policies and Estimates - Revenue Recognition).

As we gain commercial experience, including field experience relative to service and warranty based on the sales of our initial products, the fair values for the multiple elements within our future contracts may become determinable, and we may, in future periods, recognize revenue upon delivery of the our products, continue to defer recognition, based on application of appropriate guidance within EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, or change the manner in which we structure contractual agreements, including our agreements with distribution partners.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of June 30, 2006, we had unrestricted cash and cash equivalents and marketable securities totaling $290.3 million and working capital of $289.1 million. Additionally, we have restricted cash in the amount of $4.0 million, which was escrowed to collateralize debt associated with the purchase of our facilities in 1999.

Recent Developments

Investment Transaction

On June 29, 2006, the Company closed its previously announced transaction with Smart Hydrogen Inc. (the “Buyer”). The Company sold 395,000 shares of Class B Capital Stock of the Company, which are convertible into 39,500,000 shares of common stock of the Company, and 11,240 shares of common stock of the Company to the Buyer for an aggregate purchase price of approximately $217,300,000. The purchase price of the shares sold to the Buyer, on an as-converted into common stock basis, was $5.50 per share. In connection with the closing of the sale of stock, the previously announced resignations of John M. Shalikashvili and Douglas T. Hickey became effective and the Buyer appointed Sergey L. Batekhin, Joel D. Gross, Sergey Polikarpov and Lisa Rosenblum to serve as directors of the Company.

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

GenCore®—Backup Power for Telecommunication, Broadband, Utility and UPS Applications—We currently offer the GenCore® product line which is focused on providing direct-current backup power in a power range of 1-5 kilowatts for applications in the telecom, broadband, utility and industrial UPS market applications. Our GenCore® products are fueled by hydrogen and do not require a fuel processor. In the fourth quarter of 2003, we began initial shipments of the GenCore® 5T product and have shipped 283 units through June 30, 2006. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

Additionally, we continue to advance the development of our other technology platforms:

GenSys®—Remote Continuous Power for Light Commercial and Residential Applications—We began field-testing of the next generation GenSys®, our continuous run product, in the third quarter of 2005 at Robbins Air Force Base. We plan to continue to develop GenSys® into a platform that is expected to support a number of products, including systems fueled by liquefied petroleum gas (LPG) for remote applications and, eventually, both grid-independent and grid-connected light commercial and residential applications fueled by LPG or natural gas. In connection with the development of our GenSys® platform, we are developing combined heat and power (CHP) fuel cell systems for light commercial and residential applications that provide supplemental heat as electricity is produced. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

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

Tyco: We have completed an agreement with Tyco Electronics Power Systems, Inc. to market, promote and sell our GenCore®5T fuel cell systems for telecommunication backup applications through its direct sales force under both the Tyco Electronics and Plug Power brands. This agreement is complemented by a nationwide service and installation agreement for GenCore between the Company and Tyco Electronics Installation Services Inc.

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

GE: In March 2006 the Company and GE (acting through its Global Research unit) entered into a development collaboration agreement under which the Company and GE have agreed to collaborate on programs including, but not limited to, development of tools, materials and components that can be applied to various types of fuel cell products. The specific programs to be undertaken under the agreement, and the detailed terms and conditions thereof, remain subject to agreement by both parties. It is anticipated that such programs could also include continued collaboration on sales and marketing opportunities for the Company’s products between the Company and GE. Under the terms of the development collaboration agreement, the Company is obligated to purchase $1 million of services from GE in connection with this collaboration prior to December 31, 2008. The development collaboration agreement is scheduled to terminate on the earlier of December 31, 2014 or the date of completion of a certain level of program activity.

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and June 30, 2005.

Product and service revenue. During the three months ended June 30, 2006, we recognized product and service revenue of $743,000, of which $555,000 was deferred at December 31, 2005, compared to $1.5 million during the same quarter last year, of which $1.3 million was deferred at December 31, 2004. We delivered a total of 41 fuel cell systems during the quarter ended June 30, 2006. The revenue associated with these systems is related to product and service arrangements and is deferred as described in further detail below. For the three months ended June 30, 2006, we deferred revenue in the amount of $906,000 for the 41 systems delivered under product and service arrangements, compared to $424,000 for the 21 fuel cell systems delivered during the same period in 2005.

At June 30, 2006, we had total deferred product and service revenue in the amount of $2.8 million, of which we expect to recognize approximately $1.1 million during the last six months of 2006.

Our initial sales of product and services are contract-specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. Contract terms require payment upon delivery. Installation of the fuel cell system is not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally over periods of twelve to twenty-seven months.

Research and development contract revenue. Research and development contract revenue decreased to $2.0 million for the three months ended June 30, 2006 from $2.2 million during the same period last year. The decrease is the result of reduced spending levels for material purchases and subcontractor activity as the U.S. Department of Energy (DOE) programs wind down and decreased activity under our contract with National Institute of Standards and Technology (NIST) which was completed in May 2006. We expect to continue certain research and development contract work that is directly related to our current product development efforts. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours expended, plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue increased to $1.3 million for the three months ended June 30, 2006 from $975,000 for the three months ended June 30, 2005. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services. The increase is due to the increase in units shipped during the quarter ended June 30, 2006 compared to the same quarter last year.

Cost of research and development contract revenue. Cost of research and development contract revenue decreased to $2.4 million for the three months ended June 30, 2006 from $3.3 million for the three months ended June 30, 2005 as a result of decreased work under existing agreements as described above. The relationship of cost of research and development contract revenue compared to the related revenue has improved as a result of a shift to higher cost share contracts. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Noncash research and development expense. Noncash research and development expense for the three months ended June 30, 2006, increased to $717,000 from $377,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The increase is primarily the result of the Company’s adoption of SFAS 123R during the first quarter of fiscal 2006 (see Note 2 in the Notes to Condensed Consolidated Financial Statements).

Other research and development expense. Other research and development expenses were $9.3 million for the three months ended June 30, 2006 compared to $7.4 million for the three months ended June 30, 2005. Other research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques.

Noncash general and administrative expense. Noncash general and administrative expenses for the three months ended June 30, 2006 increased to $571,000 from $468,000 for the three months ended June 30, 2005. Noncash general and administrative expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The increase is primarily the result of the Company’s adoption of SFAS 123R during the first quarter of fiscal 2006 (see Note 2 in the Notes to Condensed Consolidated Financial Statements).

Other general and administrative expense. Other general and administrative expense increased to $2.4 million for the three months ended June 30, 2006 from $1.9 million for the three months ended June 30, 2005 primarily as a result of increased headcount and payments under severance packages for departing employees. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities increased to $997,000 for the three months ended June 30, 2006, from $285,000 for the same period in 2005. The increase was the result of higher cash and marketable securities balances and slightly higher yields on our investment portfolio.

Interest expense. Interest expense was $53,000 for the three months ended June 30, 2006 compared to $34,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

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

Comparison of the Six Months Ended June 30, 2006 and June 30, 2005

Product and service revenue. During the six months ended June 30, 2006, we recognized product and service revenue of $1.6 million, of which $1.3 million was deferred at December 31, 2005, compared to $2.5 million during the same period last year, of which $2.3 million was deferred at December 31, 2004. We delivered a total of 58 fuel cell systems during the six months ended June 30, 2006. The revenue associated with these systems is related to product and service arrangements and is deferred as described in further detail below. For the six months ended June 30, 2006, we deferred revenue in the amount of $1.3 million for the 58 systems delivered under product and service arrangements, compared to $563,000 for 31 fuel cell systems delivered during the same period in 2005.

At June 30, 2006, we had total deferred product and service revenue in the amount of $2.8 million, of which we expect to recognize approximately $1.1 million during the last six months 2006.

Our initial sales of product and services are contract-specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. Contract terms require payment upon delivery. Installation of the fuel cell system is not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally over periods of twelve to twenty-seven months.

Research and development contract revenue. Research and development contract revenue decreased to $3.4 million for the six months ended June 30, 2006 from $4.3 million during the same period last year. The decrease is the result of reduced spending levels for material purchases and subcontractor activity as the U.S. Department of Energy (DOE) programs wind down and decreased activity under our contract with National Institute of Standards and Technology (NIST). We expect to continue certain research and development contract work that is directly related to our current product development efforts. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 60%. Revenue from “time and material” contracts is recognized on the basis of hours expended, plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue was $2.6 million for the six month period ended June 30, 2006 compared to $1.7 million for the same period last year. The increase was driven primarily by the increase in the number of units shipped for the six month period ended June 30, 2006 compared to the same period last year, coupled with the product mix of the lower cost GenCore® versus the higher cost GenSys®. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services.

Cost of research and development contract revenue. Cost of research and development contract revenue decreased to $4.9 million for the six months ended June 30, 2006 from $6.2 million for the six months ended June 30, 2005 as a result of decreased work under existing agreements as described above. The relationship of cost of research and development contract revenue compared to the related revenue has improved as a result of a shift to higher cost share contracts. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Noncash research and development expenses. Noncash research and development expense for the six months ended June 30, 2006, increased to $1.4 million from $749,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided. The increase is primarily the result of the Company’s adoption of SFAS 123R during the first quarter of fiscal 2006 (see Note 2 in the Notes to Condensed Consolidated Financial Statements).

Other research and development expense. Other research and development expense was $17.6 million for the six months ended June 30, 2006 compared to $16.8 million for the six months ended June 30, 2005. Other research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques, which result in lower research and development costs because we build fewer systems for internal test and evaluation.

Noncash general and administrative expense. Noncash general and administrative expenses for the six months ended June 30, 2006 increased to $766,000 from $604,000 for the six months ended June 30, 2005. Noncash general and administrative expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided. The increase is primarily the result of the Company’s adoption of SFAS 123R during the first quarter of fiscal 2006 (see Note 2 in the Notes to Condensed Consolidated Financial Statements).

Other general and administrative expense. Other general and administrative expense was $4.7 million for the six months ended June 30, 2006 compared to $3.9 million for the same period last year, primarily as a result of increased headcount and payments under severance packages for departing employees. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities increased to $1.8 million for the six months ended June 30, 2006 from $556,000 for the same period in 2005. The increase was the result of higher cash and marketable securities balances and slightly higher yields on our investment portfolio.

Interest expense. Interest expense was $102,000 for the six months ended June 30, 2006, compared to $63,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

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

Specifically, we must use estimates in determining the economic useful lives of assets, including identifiable intangibles, and various other recorded or disclosed amounts. Therefore, our financial statements and related disclosure are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from estimates. To the extent that actual outcomes differ from estimates, or additional facts and circumstances cause management to revise estimates, our financial position or results of operations as reflected in its financial statements will be affected. Any effects on business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

Our initial sales of GenSys® and GenCore® 5T are contract-specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system is not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months.

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

Valuation of long-lived assets: We assess the impairment of identifiable intangible, long-lived assets and goodwill, if any, whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, for goodwill, at least annually. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $191.7 million as of December 31, 2005 due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At June 30, 2006, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero for the three months ended June 30, 2006.

Stock Based Compensation: Our adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) in the first quarter of 2006 requires that we recognize stock-based compensation expense associated with all share based instruments in the statement of operations, rather than disclose it in a pro forma footnote to the consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

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

Several key indicators of liquidity are summarized in the following table:

	Six months ended June 30, 2006	Six months ended June 30, 2005	Year ended December 31, 2005
Cash, cash equivalents and marketable securities at end of period	$290,265,000	$47,211,000	$97,563,000

Working capital at end of period	289,112,000	45,558,000	95,511,000

Net loss	25,151,000	23,423,000	51,743,000

Net cash used in operating activities	21,548,000	19,378,000	39,869,000

Purchase of property plant and equipment	521,000	941,000	1,000,000

During the six months ended June 30, 2006, cash used by operating activities was $21.5 million, consisting primarily of a net loss of $25.2 million offset, in part, by noncash expenses in the amount of $4.4 million, including $1.6 million for amortization and depreciation and $2.8 million for stock-based compensation awards. Cash provided by investing activities for the six months ended June 30, 2006 was $79.8 million, consisting of $79.3 million in net purchases of marketable securities partially offset by $521,000 used to purchase property plant and equipment. Cash provided by financing activities was $214.6 million consisting primarily of $214.5 million in net proceeds from the issuance of Class B Capital Stock to Smart Hydrogen in the second quarter of 2006.

We have primarily financed our operations through June 30, 2006 primarily from the sale of equity securities in the Company, which has provided cash in the amount of $635.5 million. Since inception, net cash used in operating activities has been $323.8 million, and cash used in investing activities has been $169.8 million, including our purchase of property, plant and equipment of $33.2 million and our investments in marketable securities in the amount of $155.3 million offset, in part, by net proceeds from acquisition of $29.5 million.

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

From inception through June 30, 2006, we have incurred losses of $432.2 million and expect to continue to incur losses as we continue our product development and commercialization programs and expand our manufacturing capacity. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the cost and sales price of such systems, the related service requirements necessary to maintain those systems and potential design changes required as a result of field testing.

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

ITEM 4—CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, our management, including the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in internal controls over financial reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, our management, including the Chief Executive Officer and Interim Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II—OTHER INFORMATION

ITEM 1A—RISK FACTORS

The following risk factors are in addition to those included in our Annual Report on Form 10-K filed for the year ended December 31, 2005:

The anticipated strategic benefits to the Company from its relationship with Smart Hydrogen may not materialize.

The anticipated benefits to the Company from its relationship with Smart Hydrogen, including advances in technology development and market access as well as the strengthening of the Company’s sales, marketing, research and development efforts, may not materialize. The failure of such benefits to materialize could have a material adverse impact on the development and commercialization of our products and the operation of our business, financial condition, results of operations and prospects.

Smart Hydrogen will have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

Smart Hydrogen and its affiliates beneficially own approximately 35.1% of the outstanding shares of our common stock. As a result, these stockholders will significantly influence or control certain matters requiring approval by our stockholders, including the approval of mergers or other extraordinary transactions. The interests of these stockholders may differ from yours and these stockholders may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

If a substantial number of shares of the Company’s common stock become available for sale and are sold in a short period of time, the market price of our common stock could decline.

After its recently-completed investment in the Company, Smart Hydrogen holds approximately 35.1% of the Company’s outstanding common stock on a fully-diluted basis. If Smart Hydrogen or its affiliates sell substantial amounts of our common stock in the public market following this investment, the market price of our common stock could decrease significantly. The perception in the public market that Smart Hydrogen might sell shares of common stock could also depress the trading price of our common stock. Smart Hydrogen and its affiliates are subject to an Investor Rights Agreement with the Company pursuant to which Smart Hydrogen and its affiliates are prohibited from selling shares of the Company’s common stock until at least December 31, 2007. The market price of shares of our common stock may drop significantly when the restrictions on resale by Smart Hydrogen and its affiliates lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2006, we issued 43,315 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders (“Annual Meeting”) held on June 28, 2006, our stockholders approved the following:

(1)	To elect the following directors as Class I Directors, each to hold office until the Company’s 2009 annual meeting of stockholders and until such director’s successor is duly elected and qualified:

Nominee	For	Against/ Withheld	Abstain	Broker NonVotes
Maureen O. Helmer, Esq.	72,105,423	478,113	—	—

Dr. Roger B. Saillant	72,025,844	557,692	—	—

Gary K. Willis	72,101,806	481,730	—	—

(2)	To approve the issuance of shares of the Company’s Class B Capital Stock and common stock to Smart Hydrogen Inc.:

Issuance of Shares	For	Against/ Withheld	Abstain	Broker NonVotes
Shares to Smart Hydrogen, Inc.	39,678,576	4,105,863	133,653	28,665,544

ITEM 6—EXHIBITS

3.1 Certificate of Designations of Class B Capital Stock, a series of preferred stock, of Plug Power Inc. (1)

3.2 Amended and restated By-laws of Plug Power Inc. (1)

10.1 Stock Purchase Agreement dated as of April 10, 2006, by and between Plug Power Inc. and Smart Hydrogen (2)

10.2 Separation and Release Agreement dated as of May 25, 2006, by and between David A. Neumann and Plug Power Inc. (3)

10.3 Investor Rights Agreement, dated as of June 29, 2006, by and among Plug Power Inc., Smart Hydrogen Inc. and the other parties named therein (1)

10.4 Registration Rights Agreement, dated as of June 29, 2006, by and between Plug Power Inc. and Smart Hydrogen Inc. (1)

10.5 Form of Indemnification Agreement entered into with each director (1)

10.6 Executive Severance Agreement dated as of June 29, 2006, by and between Tom Hutchison and Plug Power Inc. (1)

10.7 Executive Severance Agreement dated as of August 29, 2006, by and between Mark Sperry and Plug Power Inc. (3)

10.8 Executive Severance Agreement dated as of August 29, 2006, by and between John Elter and Plug Power Inc. (3)

10.9 Executive Severance Agreement dated as of January 11, 2006, by and between Gerard L. Conway, Jr. and Plug Power Inc. (3)

10.10 Executive Severance Agreement dated as of January 11, 2006, by and between Allen K. Bucknam and Plug Power Inc. (3)

10.11 Executive Severance Agreement dated as of January 11, 2006, by and between William D. Ernst and Plug Power Inc. (3)

10.12 Executive Severance Agreement dated as of January 11, 2006, by and between Paul J. Burton and Plug Power Inc. (3)

10.13 Executive Severance Agreement dated as of January 11, 2006, by and between Jos van der Hyden and Plug Power Inc. (3)

10.14 Form of Incentive Stock Option Agreement (3)

10.15 Form of Non-Qualified Stock Option Agreement for Employees (3)

10.16 Form of Non-Qualified Stock Option Agreement for Independent Directors (3)

10.17 Form of Restricted Stock Award Agreement (3)

10.18 Amendment to the 1999 Stock Option and Incentive Plan (3)

10.19 First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between Mark A. Sperry and Plug Power Inc. (3)

10.20 First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between John F. Elter and Plug Power Inc. (3)

10.21 First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between Gerry L. Conway, Jr. and Plug Power Inc. (3)

10.22 First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between Allen K. Bucknam and Plug Power Inc. (3)

10.23 First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between William D. Ernst and Plug Power Inc. (3)

10.24 First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between Paul J. Burton and Plug Power Inc. (3)

10.25 First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between Jos Van der Hyden and Plug Power Inc. (3)

31.1 and 31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1 and 32.2 Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 29, 2006
(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 11, 2006
(3)	Filed herewith
(4)	Furnished herewith

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 9, 2006	by:	/s/ Roger B. Saillant
Roger B. Saillant Chief Executive Officer

	by:	/s/ Robert P. Powers
Robert P. Powers Interim Chief Financial Officer