Form 10-Q
period 2006-09-30
PLUG POWER INC
filed 2006-11-07
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of shares of common stock, par value of $.01 per share, outstanding as of October 27, 2006 was 86,615,185

PLUG POWER INC.

INDEX to FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – September 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations - Three and nine month periods ended September 30, 2006 and September 30, 2005 and Cumulative Amounts from Inception	4

Condensed Consolidated Statements of Cash Flows - Nine month periods ended September 30, 2006 and September 30, 2005 and Cumulative Amounts from Inception	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	22

Item 4 – Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A– Risk Factors	23

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6 – Exhibits	24

Signatures	25

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$43,043,744	$21,877,726
Restricted cash	385,000	385,000
Marketable securities	235,421,645	75,685,634
Accounts receivable	1,228,585	1,516,969
Inventory	4,713,322	4,692,515
Prepaid expenses and other current assets	1,938,704	1,524,004

Total current assets	286,731,000	105,681,848
Restricted cash	3,580,274	3,580,274
Property, plant and equipment, net	18,654,981	19,826,111
Goodwill	10,388,980	10,388,980
Other assets	227,945	307,164

Total assets	$319,583,180	$139,784,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,309,322	2,660,130
Accrued expenses	2,314,292	3,835,973
Deferred revenue	3,161,120	3,148,048
Current portion of capital lease obligation and long-term debt	385,000	526,806

Total current liabilities	8,169,734	10,170,957
Long-term debt	3,603,641	3,603,641
Other liabilities	1,098,042	1,054,888

Total liabilities	12,871,417	14,829,486

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; 395,000 issued and outstanding at September 30, 2006 and 0 issued and outstanding at December 31, 2005	3,950	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 86,612,086 shares issued and outstanding at September 30, 2006 and 85,835,248 shares issued and outstanding at December 31, 2005	866,125	858,353
Additional paid-in capital	749,842,096	531,435,616
Accumulated other comprehensive income (loss)	109,267	(257,120)
Deficit accumulated during the development stage	(444,109,675)	(407,081,958)

Total stockholders’ equity	306,711,763	124,954,891

Total liabilities and stockholders’ equity	$319,583,180	$139,784,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative Amounts from Inception
	2006	2005	2006	2005
Revenue
Product and service revenue	$676,378	$1,309,718	$2,275,958	$3,839,757	$31,979,408
Research and development contract revenue	1,079,161	2,570,957	4,519,446	6,918,289	61,618,737

Total revenue	1,755,539	3,880,675	6,795,404	10,758,046	93,598,145

Cost of revenue and expenses
Cost of product and service revenue	761,453	796,057	3,318,813	2,479,038	32,616,256
Cost of research and development contract revenue	1,335,963	3,364,876	6,223,503	9,534,668	87,376,479
In-process research and development	—	—	—	—	12,026,640
Research and development expense:
Noncash stock-based compensation	712,851	386,777	2,093,126	1,136,131	10,899,302
Other research and development	10,855,776	9,121,130	28,496,477	25,934,314	324,515,271
General and administrative expense:
Noncash stock-based compensation	319,595	274,739	1,085,715	878,688	17,486,280
Other general and administrative	3,123,729	1,980,584	7,800,212	5,855,418	59,906,667

Operating loss	(15,353,828)	(12,043,488)	(42,222,442)	(35,060,211)	(451,228,750)
Interest income	3,532,965	669,182	5,353,011	1,224,906	27,032,411
Interest expense	(55,932)	(45,257)	(158,286)	(108,119)	(1,335,586)

Loss before equity in losses of affiliates	(11,876,795)	(11,419,563)	(37,027,717)	(33,943,424)	(425,531,925)
Equity in losses of affiliates	—	(448,274)	—	(1,347,003)	(18,577,750)

Net loss	$(11,876,795)	$(11,867,837)	$(37,027,717)	$(35,290,427)	$(444,109,675)

Loss per share:
Basic and diluted	$(0.14)	$(0.15)	$(0.43)	$(0.47)

Weighted average number of shares outstanding	86,184,390	80,193,623	86,045,202	75,728,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,		Cumulative Amounts from Inception
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(37,027,717)	$(35,290,427)	$(444,109,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,411,277	2,582,466	29,375,038
Equity in losses of affiliates	—	1,347,003	18,577,750
Amortization of intangible asset	—	687,500	15,124,501
Noncash prepaid development costs	—	—	10,000,000
Amortization of deferred grant revenue	—	—	(1,000,000)
Stock-based compensation	3,838,936	2,463,618	28,867,919
Loss on disposal of property, plant and equipment	—	(5,000)	27,493
In-kind services	—	—	1,340,000
Amortization and write-off of deferred rent	—	—	2,000,000
In-process research and development	—	—	7,042,640
Changes in assets and liabilities:
Accounts receivable	288,384	1,291,508	(1,009,244)
Inventory	(20,807)	(1,089,706)	(4,358,749)
Prepaid expenses and other current assets	(417,679)	(389,718)	(4,015,556)
Accounts payable and accrued expenses	(1,872,489)	583,552	2,944,380
Deferred revenue	13,072	(2,267,154)	4,161,120

Net cash used in operating activities	(32,787,023)	(30,086,358)	(335,032,383)

Cash Flows From Investing Activities:

Proceeds from acquisition, net	—	—	29,465,741
Purchase of property, plant and equipment	(1,114,794)	(1,630,159)	(33,819,175)
Proceeds from disposal of property, plant and equipment	—	5,000	315,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Proceeds from maturities and sales of marketable securities	675,017,890	93,979,316	1,594,834,088
Purchases of marketable securities	(834,387,515)	(100,745,229)	(1,830,146,467)

Net cash used in investing activities	(160,484,419)	(8,391,072)	(250,474,647)

Cash Flows From Financing Activities:

Proceeds from issuance of common and preferred stock	217,311,820	70,875,000	428,529,602
Proceeds from public offerings, net	—	—	201,911,705
Stock issuance costs	(2,953,549)	(256,480)	(5,631,885)
Proceeds from shares issued for stock option exercises and employee stock purchase plan	220,995	686,019	10,586,672
Cash placed in escrow	—	—	(3,965,274)
Principal payments on long-term debt and capital lease obligations	(141,806)	(50,495)	(2,880,046)

Net cash provided by financing activities	214,437,460	71,254,044	628,550,774

Increase in cash and cash equivalents	21,166,018	32,776,614	43,043,744
Cash and cash equivalents, beginning of period	21,877,726	18,976,767	—

Cash and cash equivalents, end of period	$43,043,744	$51,753,381	$43,043,744

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

Liquidity

The Company’s cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our on-site energy products, market acceptance of our systems and other factors. The Company expects to continue to devote substantial capital resources to continue its development programs directed at commercializing on-site energy products for worldwide use, hiring and training our production staff, developing and expanding our manufacturing capacity, and continuing expansion of our production and our research and development activities. The Company will pursue the expansion of its operations through internal growth and strategic acquisitions and expects that such activities will be funded from existing cash, cash equivalents, marketable securities and the issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance the Company’s future cash requirements or consummate future acquisitions could adversely affect its ability to pursue its strategy and could negatively affect its operations in future periods. The Company anticipates incurring additional losses over at least the next several years.

At September 30, 2006, the Company had unrestricted cash, cash equivalents and marketable securities in the amount of $278.5 million and working capital of $278.6 million. Management believes that the Company’s currently available cash, cash equivalents and marketable securities will provide sufficient capital to fund operations for at least the next twelve months.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2005 has been derived from the Company’s December 31, 2005 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements for the periods as of and ending September 30, 2006 and 2005.

Cash Equivalents and Restricted Cash: Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

At September 30, 2006, the Company had restricted cash in the amount of $4.0 million that is required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts are recorded under the captions, “Restricted cash” in the accompanying condensed consolidated balance sheets.

Marketable Securities: Marketable securities include investments in equity, debt, and mortgage backed securities, which are carried at fair value. These investments are considered available for sale, and the difference between the amortized cost and the fair value of these securities is reflected as a component of stockholders’ equity in accumulated other comprehensive income (loss). At September 30, 2006, the difference between the cost and the fair value of these securities result in an unrealized gain in the amount of $109,267. At September 30, 2006, the Company held marketable securities with maturities up to thirty-six months.

Inventory: Inventory is stated at the lower of average cost or market and generally consists of raw materials.

Goodwill: Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually or upon the occurrence of triggering events in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the excess of costs over fair value of net assets acquired pursuant to the March 25, 2003 merger transaction with H Power Corp. (H Power).

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

The Company’s initial sales of GenSys® and GenCore® are contract-specific arrangements containing multiple obligations, which may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within contractual arrangements are not accounted for separately based on the Company’s limited commercial experience and available evidence of fair value. The Company’s contractual arrangements under its initial commercial sales are with a limited number of customers and the arrangements are separately negotiated and not combined. As a result, the Company defers recognition of product and service revenue and recognizes revenue on a straight-line basis over the stated contractual terms, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to twenty-seven months. At September 30, 2006 and December 31, 2005, the Company had deferred product and service revenue in the amount of $2.5 million and $2.9 million, respectively.

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

Research and Development Contract Revenue: Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 51%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. At September 30, 2006 and December 31, 2005 the Company had deferred contract revenue of $690,000 and $216,000, respectively.

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

Stock Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, the Company is required to recognize, as compensation expense, the estimated fair value of all share-based payments to employees. For the nine months ended September 30, 2006, the Company recorded expense of approximately $3.2 million in connection with its share-based payment awards, including incremental expense as a result of SFAS 123R of approximately $1.7 million.

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to its stock-based employee compensation for the three and nine months ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(11,867,837)	$(35,290,427)
Add: Stock-based employee compensation expense included in reported net loss	661,516	2,014,819
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,639,521)	(4,924,141)

Pro forma net loss	$(12,845,842)	$(38,199,749)

Loss per share:

Basic and diluted-as reported	$(0.15)	$(0.47)

Basic and diluted-pro forma	$(0.16)	$(0.50)

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

The Company measures the fair value of issuances under the employee stock purchase plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the Plan consists of the discount (15% of the grant date stock price) and the fair value of the option feature. Through September 30, 2006, based on accumulated employee withholdings and the Company’s common stock price at June 30, 2006, the Company issued 48,375 shares of its common stock.

Stock Option Plans

1997 Stock Option Plan

Effective July 1, 1997, the Company established a stock option plan to provide employees, consultants, and members of the Board of Directors the ability to acquire an ownership interest in the Company (“1997 Stock Option Plan”). Options for employees issued under this plan generally vested 20% per year and expire ten years after issuance. Options granted to members of the Board generally vested 50% upon grant and 25% per year thereafter. Options granted to consultants generally vested one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each of the next two anniversaries thereafter. At September 30, 2006, there were a total of 852,644 options outstanding and vested under the 1997 Stock Option Plan. Although no further options will be granted under the 1997 Stock Option Plan, the vested options will be exercisable for shares of common stock until their expiration dates are reached.

1999 Stock Option and Incentive Plan

Effective August 16, 1999, the Company established a stock option plan to encourage and enable the officers, employees, Independent Directors and other key persons (including consultants) of the Company and its Subsidiaries upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company (“1999 Stock Option Plan”).

At September 30, 2006 there were options for 5,521,261 shares outstanding, and approximately 3,108,627 shares available to be issued under the 1999 Stock Option Plan. The number of shares of common stock available for issuance under the 1999 Stock Option Plan will increase by the amount of any forfeitures under the 1999 Stock Option Plan and under the 1997 Stock Option Plan. The number of shares of common stock available for future issuance under the 1999 Stock Option Plan will further increase on January 1 and July 1 of each year by an amount equal to 16.4% of any net increase in the total number of common shares of stock outstanding. The 1999 Stock Option Plan permits the Company to: grant incentive stock options; grant non-qualified stock options; grant stock appreciation rights; issue or sell common stock with vesting or other restrictions, or without restrictions; grant rights to receive common stock in the future with or without vesting; grant common stock upon the attainment of specified performance goals; and grant dividend rights in respect of common stock. Options for employees issued under this plan generally vest in equal annual installments over periods of three or four years and expire ten years after issuance. Options granted to members of the Board generally vest in full one year after issuance. Options granted to consultants generally vest one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each of the next two anniversaries thereafter.

Compensation cost associated with employee stock options represented approximately $1.7 million of the total share-based payment expense recorded for the nine months ended September 30, 2006. The stock options were valued using a Black-Scholes method of valuation, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. The assumptions made for purposes of estimating fair value under the Black-Scholes model for 986,700 and 1,071,600 options granted during the nine months ended September 30, 2006 and 2005, respectively were as follows:

	2006	2005
Dividend yield:	0%	0%
Expected term of options (years):	6	5
Risk free interest rate:	4.37% - 5.045%	3.71%-4.120%
Volatility:	61%-65%	56%

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

A summary of stock option activity for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	5,544,110	$10.24	5.80

Granted	986,700	5.25
Exercised	(5,958)	4.93
Forfeited or expired	(150,947)	7.43

Options outstanding at September 30, 2006	6,373,905	$9.53	5.98	$1,433,776

Options exercisable at September 30, 2006	4,834,329	$10.83	5.03	$1,426,421

Options fully vested at September 30, 2006 and those expected to vest beyond September 30, 2006	6,281,530	$9.59	5.94	$1,428,112

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $3.13 and $2.74, respectively. The total intrinsic value of options exercised and cash received by the Company from option exercises during the nine months ended September 30, 2006 was approximately $7,700 and $29,400, respectively. As of September 30, 2006, there was approximately $3.3 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.0 years. The total fair value of stock options that vested during the nine months ended September 30, 2006 and 2005 was approximately $1.7 million and $2.9 million, respectively.

A summary of restricted stock activity for the nine months ended September 30, 2006 is as follows:

	Shares	Aggregate Intrinsic Value
Unvested restricted stock outstanding at December 31, 2005	—	$—

Granted	407,473	2,106,489
Forfeited	(3,050)	(17,019)
Vested	(21,000)	(117,180)

Unvested restricted stock outstanding at September 30, 2006	383,423	$1,972,290

The restricted stock awards generally vest in equal installments over a period of three years. The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense of approximately $347,000 associated with its restricted stock awards in the nine months ended September 30, 2006. As of September 30, 2006, there was approximately $1.5 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a remaining weighted average period of 2.85 years.

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

3. Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(11,876,795)	$(11,867,837)	$(37,027,717)	$(35,290,427)
Denominator:
Weighted average number of common shares	86,184,390	80,193,623	86,045,202	75,728,709
Loss per share:
Basic and diluted	(0.14)	(0.15)	(0.43)	(0.47)

No options, warrants, securities convertible into common stock (such as the Company’s preferred stock), or unvested restricted stock outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares for the nine month periods ended September 30, 2006 and 2005 are summarized as follows:

	Shares
	2006	2005
Stock options	6,373,905	5,492,350
Unvested restricted stock	383,423	—
Preferred stock(1)	395,000	—
Warrants	—	725,000

	7,152,328	6,217,350

(1)	The preferred stock amount represents the dilutive potential common shares of the 395,000 shares of Class B capital stock issued on June 29, 2006. These preferred shares are convertible into 39,500,000 shares of common stock at September 30, 2006.

4. Investments in Affiliates

GE Fuel Cell Systems, LLC

The Company previously accounted for its interest in GEFCS on the equity method of accounting and adjusted its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying consolidated statements of operations. During the fourth quarter of fiscal 2005 the Company recorded an other than temporary impairment of its investment in GEFCS in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. The charge was recorded to fully write off our investment primarily as a result of a shift in the Company’s business strategy away from residential fuel cells, for which GEFCS was well suited as a distribution partner, to backup power generation, for which GEFCS is not a natural partner. Accordingly, as of and for the quarter ended September 30, 2006 there is no activity with regard to investments in affiliates. For the quarter ended September 30, 2005, equity in losses of affiliates related to GEFCS was approximately $0.4 million.

5. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2006 are as follows:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity	Comprehensive Loss
December 31, 2005	$—	$858,353	$531,435,616	$(257,120)	$(407,081,958)	$124,954,891
Net loss					(37,027,717)	(37,027,717)	$(37,027,717)
Change in unrealized loss on marketable securities				366,387		366,387	366,387

Total comprehensive loss							$(36,661,330)

Stock offering, net	3,950	112	214,354,209			214,358,271
Stock-based compensation		7,117	3,831,819			3,838,936
Employee stock purchase plan		483	191,161			191,644
Stock option exercises		60	29,291			29,351

September 30, 2006	$3,950	$866,125	$749,842,096	$109,267	$(444,109,675)	$306,711,763

Common stock issued during the nine months ended September 30, 2006 consisted of approximately 712,000 shares related to stock based compensation, 6,000 shares issued pursuant to the exercise of stock options, 48,000 shares issued under the Employee Stock Purchase Plan and 11,000 shares issued to Smart Hydrogen Inc. (Smart Hydrogen). Additionally, 395,000 shares of Class B capital stock, a series of preferred stock, were also issued to Smart Hydrogen.

6. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and noncash financing and investing activities which occurred during the nine months ended September 30, 2006 and 2005:

	September 30, 2006	September 30, 2005
Cash paid for interest	$144,427	$92,275

7. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. While the Company is currently evaluating the provisions of SFAS No. 157, the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005. In addition to historical information, this Form 10-Q and following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that possible strategic benefits of the investment by Smart Hydrogen do not materialize, our ability to develop commercially viable on-site energy products; the cost and timing of developing our on-site energy products; market acceptance of our on-site energy products; our ability to manufacture on-site energy products on a large-scale commercial basis; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our on-site energy products; the ability to raise and provide the necessary capital to develop, manufacture and market our on-site energy products; our ability to establish relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; our ability to protect our intellectual property; our ability to lower the cost of our on-site energy products and demonstrate their reliability; the cost of complying with current and future governmental regulations; the impact of deregulation and restructuring of the electric utility industry on demand for our on-site energy products; fluctuations in the trading price and volume of our common stock and other risks and uncertainties discussed, but are not limited to, those set forth under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005 as updated by Part II, Item 1A of this Form 10-Q. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

Overview

We design and develop on-site energy systems, based on proton exchange membrane (PEM) fuel cell technology, for energy consumers worldwide. Our technology platform includes proprietary PEM fuel cell and fuel processing technologies, from which multiple products are being offered or are under development. We are currently offering for commercial sale our GenCore® product, a backup power product for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. The GenCore® is fueled by hydrogen and does not require a fuel processor. We are also developing additional products, including a continuous power product, with optional combined heat and power capability for remote small commercial and remote residential applications. We are a development stage enterprise in the beginning stages of field-testing and marketing our initial commercial products to a limited number of customers, including telecom, utilities, government entities and our distribution partners.

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

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of September 30, 2006, we had unrestricted cash, cash equivalents and marketable securities totaling $278.5 million and working capital of $278.6 million. Additionally, we have restricted cash in the amount of $4.0 million, which was escrowed to collateralize debt associated with the purchase of our facilities in 1999.

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

GenCore®—Backup Power for Telecommunication, Broadband, Utility and UPS Applications—We currently offer the GenCore® product line which is focused on providing direct-current backup power in a power range of 1-5 kilowatts for applications in the telecom, broadband, utility and industrial UPS market applications. Our GenCore® products are fueled by hydrogen and do not require a fuel processor. In the fourth quarter of 2003, we began initial shipments of the GenCore® 5T product and have shipped 298 units through September 30, 2006. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

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

Distribution, Marketing and Strategic Relationships

In connection with building an extended enterprise, we have formed strategic relationships with well-established companies through distribution, marketing, supply and technology and product development arrangements. Our sales and marketing strategy is to build a network of leading distributors and sub-distributor networks who have established relationships and that can distribute and service our products in specific geographic or market segments. We have distribution agreements in place with 4 domestic distributors, including Tyco Electronics Power Systems, Inc. (Tyco), our largest North American distribution partner, and 13 international distributors, including IST Holdings Ltd. (IST), our distribution partner in South Africa with whom we jointly received a $3 million customer buy-down grant from the International Finance Corporation to install 400 fuel cell systems over three years.

We have also partnered, in the past, with companies such as Vaillant, Pemeas and Engelhard and have entered into an additional agreement with Honda in connection with research and development of key components of our fuel cell systems and future products we expect to offer. We have also established strong supply-chain relationships with partners like 3M Company (3M), Parker Hannifin Corporation (Parker Hannifin), T. Rad, Entegris, and Arvin Meritor.

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

Tyco: We have completed an agreement with Tyco to market, promote and sell our GenCore®5T fuel cell systems for telecommunication backup applications through its direct sales force under both the Tyco Electronics and Plug Power brands. This agreement is complemented by a nationwide service and installation agreement for GenCore® between the Company and Tyco Electronics Installation Services Inc.

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

DTE Energy: We have a distribution agreement with DTE Energy Technologies, Inc. (DTE) under which DTE can exclusively market, sell, install and service our stationary PEM fuel cell systems in Michigan, Ohio, Illinois, and Indiana. We can sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore® backup power product line and our GenSite hydrogen generation product line.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and September 30, 2005.

Product and service revenue. During the three months ended September 30, 2006, we recognized product and service revenue of $676,000, of which $410,000 was deferred at December 31, 2005, compared to $1.3 million during the same quarter last year, of which $1.0 million was deferred at December 31, 2004. We delivered a total of 16 fuel cell systems during the quarter ended September 30, 2006. The revenue associated with these systems is related to product and service arrangements and is deferred as described in further detail below. For the three months ended September 30, 2006, we deferred revenue in the amount of $308,000 for the 16 systems delivered under product and service arrangements, compared to $467,000 for the 28 fuel cell systems delivered during the same period in 2005.

At September 30, 2006, we had total deferred product and service revenue in the amount of $2.5 million, of which we expect to recognize approximately $0.5 million during the last three months of 2006.

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

Research and development contract revenue. Research and development contract revenue decreased to $1.1 million for the three months ended September 30, 2006 from $2.6 million during the same period last year. The decrease is the result of reduced spending levels for material purchases and subcontractor activity as the U.S. Department of Energy (DOE) and the U.S. Department of Defense (DOD) programs wind down and decreased activity under our contract with National Institute of Standards and Technology (NIST) which was completed in May 2006. We expect to continue certain research and development contract work that is directly related to our current product development efforts. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 51%. Revenue from “time and material” contracts is recognized on the basis of hours expended, plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue decreased to $761,000 for the three months ended September 30, 2006 from $796,000 for the three months ended September 30, 2005. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services. The decrease is due to the decrease in units shipped during the quarter ended September 30, 2006 compared to the same quarter last year.

Cost of research and development contract revenue. Cost of research and development contract revenue decreased to $1.3 million for the three months ended September 30, 2006 from $3.4 million for the three months ended September 30, 2005 as a result of decreased work under existing agreements as described above. The relationship of cost of research and development contract revenue compared to the related revenue has improved as a result of a shift to higher percentage cost share contracts. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Noncash research and development expense. Noncash research and development expense for the three months ended September 30, 2006, increased to $713,000 from $387,000 during the same period last year. Noncash research and development expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The increase is primarily the result of the Company’s adoption of SFAS 123R during the first quarter of fiscal 2006 (see Note 2 in the Notes to Condensed Consolidated Financial Statements).

Other research and development expense. Other research and development expenses were $10.9 million for the three months ended September 30, 2006 compared to $9.1 million for the three months ended September 30, 2005. The increase primarily relates to payments made under a Joint Development Agreement with Nextech and the shift in research and development efforts from contract revenue to internal development. Other research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques.

Noncash general and administrative expense. Noncash general and administrative expenses for the three months ended September 30, 2006 increased to $320,000 from $275,000 for the three months ended September 30, 2005. Noncash general and administrative expense represents the fair value of stock grants to employees, consultants and others in exchange for services provided. The increase is primarily the result of the Company’s adoption of SFAS 123R during the first quarter of fiscal 2006 (see Note 2 in the Notes to Condensed Consolidated Financial Statements).

Other general and administrative expense. Other general and administrative expense increased to $3.1 million for the three months ended September 30, 2006 from $2.0 million for the three months ended September 30, 2005 primarily as a result of increased headcount and payments made to strategic consultants. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities increased to $3.5 million for the three months ended September 30, 2006, from $669,000 for the same period in 2005. The increase was the result of higher cash and marketable securities balances as a result of the Smart Hydrogen Inc. transaction and slightly higher yields on our investment portfolio.

Interest expense. Interest expense was $56,000 for the three months ended September 30, 2006 compared to $45,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

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

Comparison of the Nine Months Ended September 30, 2006 and September 30, 2005

Product and service revenue. During the nine months ended September 30, 2006, we recognized product and service revenue of $2.3 million, of which $1.7 million was deferred at December 31, 2005, compared to $3.8 million during the same period last year, of which $3.3 million was deferred at December 31, 2004. We delivered a total of 74 fuel cell systems during the nine months ended September 30, 2006. The revenue associated with these systems is related to product and service arrangements and is deferred as described in further detail below. For the nine months ended September 30, 2006, we deferred revenue in the amount of $1.5 million for the 74 systems delivered under product and service arrangements, compared to $1.1 million for the 59 fuel cell systems delivered during the same period in 2005.

At September 30, 2006, we had total deferred product and service revenue in the amount of $2.5 million, of which we expect to recognize approximately $0.5 million during the last three months of 2006.

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

Research and development contract revenue. Research and development contract revenue decreased to $4.5 million for the nine months ended September 30, 2006 from $6.9 million during the same period last year. The decrease is the result of reduced spending levels for material purchases and subcontractor activity as the U.S. Department of Energy (DOE) and the U.S. Department of Defense (DOD) programs wind down and decreased activity under our contract with National Institute of Standards and Technology (NIST) which was completed in May 2006. We expect to continue certain research and development contract work that is directly related to our current product development efforts. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with cost sharing percentages between 20% and 51%. Revenue from “time and material” contracts is recognized on the basis of hours expended, plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue was $3.3 million for the nine month period ended September 30, 2006 compared to $2.5 million for the same period last year. The increase was driven primarily by the increase in the number of units shipped for the nine month period ended September 30, 2006 compared to the same period last year, coupled with the product mix of the lower cost GenCore® versus the higher cost GenSys®. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services.

Cost of research and development contract revenue. Cost of research and development contract revenue decreased to $6.2 million for the nine months ended September 30, 2006 from $9.5 million for the nine months ended September 30, 2005 as a result of decreased work under existing agreements as described above. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Noncash research and development expenses. Noncash research and development expense for the nine months ended September 30, 2006, increased to $2.1 million from $1.1 million during the same period last year. Noncash research and development expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided. The increase is primarily the result of the Company’s adoption of SFAS 123R during the first quarter of fiscal 2006 (see Note 2 in the Notes to Condensed Consolidated Financial Statements).

Other research and development expense. Other research and development expense was $28.5 million for the nine months ended September 30, 2006 compared to $25.9 million for the nine months ended September 30, 2005. The increase primarily relates to payments made under a Joint Development Agreement with Nextech and the shift in research and development efforts from contract revenue to internal development. Other research and development expense includes: materials to build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. Our approach to the design of our next generation fuel cell system uses advanced modeling and system simulation techniques, which result in lower research and development costs because we build fewer systems for internal test and evaluation.

Noncash general and administrative expense. Noncash general and administrative expenses for the nine months ended September 30, 2006 increased to $1.1 million from $879,000 for the nine months ended September 30, 2005. Noncash general and administrative expense represents the fair value of stock grants and vested stock options to employees, consultants and others in exchange for services provided. The increase is primarily the result of the Company’s adoption of SFAS 123R during the first quarter of fiscal 2006 (see Note 2 in the Notes to Condensed Consolidated Financial Statements).

Other general and administrative expense. Other general and administrative expense was $7.8 million for the nine months ended September 30, 2006 compared to $5.9 million for the same period last year, primarily as a result of increased headcount, charges related to severance packages for departing employees and payments made to strategic consultants. Other general and administrative expense includes compensation, benefits and related costs in support of our general corporate functions including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest income. Interest income consisting of interest earned on our cash, cash equivalents and marketable securities increased to $5.4 million for the nine months ended September 30, 2006 from $1.2 million for the same period in 2005. The increase was the result of higher cash and marketable securities balances as a result of the Smart Hydrogen Inc. transaction and slightly higher yields on our investment portfolio.

Interest expense. Interest expense was $158,000 for the nine months ended September 30, 2006, compared to $108,000 for the same period last year. Interest expense consists of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations.

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

Specifically, we must use estimates in determining the economic useful lives of assets, including identifiable intangibles, and various other recorded or disclosed amounts. Therefore, our financial statements and related disclosure are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from estimates. To the extent that actual outcomes differ from estimates, or additional facts and circumstances cause management to revise estimates, our financial position or results of operations as reflected in our financial statements will be affected. Any effects on business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

Valuation of long-lived assets: We assess the impairment of long-lived assets and goodwill, if any, whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, for goodwill, at least annually. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $191.7 million as of December 31, 2005 due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At September 30, 2006, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero for the three months ended September 30, 2006.

Stock Based Compensation: Our adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) in the first quarter of 2006 requires that we recognize all stock-based compensation expense associated with all share based instruments in the statement of operations. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. While the Company is currently evaluating the provisions of SFAS No. 157, the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

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

Several key indicators of liquidity are summarized in the following table:

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Year ended December 31, 2005
Unrestricted cash, cash equivalents and marketable securities at end of period	$278,465,000	$106,574,000	$97,563,000

Working capital at end of period	278,561,000	105,709,000	95,511,000

Net loss	37,028,000	35,290,000	51,743,000

Net cash used in operating activities	32,787,000	30,086,000	39,869,000

Purchase of property, plant and equipment	1,115,000	1,630,000	1,000,000

During the nine months ended September 30, 2006, cash used by operating activities was $32.8 million, consisting primarily of a net loss of $37.0 million offset, in part, by noncash expenses in the amount of $6.2 million, including $2.4 million for amortization and depreciation and $3.8 million for stock-based compensation awards. Cash used in investing activities for the nine months ended September 30, 2006 was $160.5 million, consisting of $159.4 million in net purchases of marketable securities and $1.1 million used to purchase property, plant and equipment. Cash provided by financing activities was $214.4 million consisting primarily of the net proceeds from the issuance of Class B Capital Stock to Smart Hydrogen in the second quarter of 2006.

We have financed our operations through September 30, 2006 primarily from the sale of equity securities in the Company, which has provided cash in the amount of $635.4 million. Since inception, net cash used in operating activities has been $335.0 million, and cash used in investing activities has been $250.5 million, including our purchase of property, plant and equipment of $33.8 million and our investments in marketable securities in the amount of $235.3 million offset, in part, by net proceeds from acquisition of $29.5 million.

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

From inception through September 30, 2006, we have incurred losses of $444.1 million and expect to continue to incur losses as we continue our product development and commercialization programs and expand our manufacturing capacity. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and install, the cost and sales price of such systems, the related service requirements necessary to maintain those systems and potential design changes required as a result of field testing.

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

Smart Hydrogen and its affiliates beneficially own approximately 35.1% of the outstanding shares of our common stock on a fully-diluted basis. As a result, these stockholders will significantly influence or control certain matters requiring approval by our stockholders, including the approval of mergers or other extraordinary transactions. The interests of these stockholders may differ from other stockholders and these stockholders may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, we issued 54,981 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

ITEM 6—EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.2	Certificate of Designations of Class B Capital Stock, a series of preferred stock, of Plug Power Inc. (2)

3.3	Amended and restated By-laws of Plug Power Inc. (2)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Plug Power Inc. (3)

10.1	Executive Severance Agreement, dated as of July 31, 2006, by and between Joe Millington and Plug Power Inc. (4)

31.1	and 31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	and 32.2 Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 1999
(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 29, 2006
(3)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 2000
(4)	Incorporated by reference to the Company’s current Report on Form 8-K dated August 4, 2006
(5)	Furnished herewith

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 7, 2006	by:	/s/ Roger B. Saillant
Roger B. Saillant Chief Executive Officer

	by:	/s/ Robert P. Powers
Robert P. Powers Interim Chief Financial Officer