Form 10-K
period 2006-12-31
PLUG POWER INC
filed 2007-03-16
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2006

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

(518) 782-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:    None

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on June 30, 2006 was $347.4 million.

As of March 1, 2007, 86,797,850 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s 2007 Annual Meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

PART I

Item 1.	Business

Overview

Plug Power Inc., together with its subsidiaries, is a development stage enterprise involved in the design, development and manufacture of on-site energy systems for energy consumers worldwide. The Company is organized in the State of Delaware and was originally formed as a joint venture between Edison Development Corporation and Mechanical Technology Incorporated in the State of Delaware on June 27, 1997. The Company succeeded by merger to all the assets, liabilities and equity of Plug Power L.L.C. on November 3, 1999.

The Company is focused on platform-based systems, which include proton exchange membrane, or PEM, fuel cell and fuel processing technologies, from which multiple products are being offered or are under development. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electric power and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as natural gas, propane, methanol, ethanol or gasoline and can also be obtained from the electrolysis of water, stored hydrogen or a hydrogen pipeline.

Our GenCore® product, designed for intermittent or “back-up” power demands, has been deployed with multiple telecommunications carriers and utility customers in North and South America, Europe, Japan and South Africa. The GenCore® product is our first commercially viable product, and we are targeting back-up power in telecommunications, broadband, utility and industrial uninterruptible power supply, or UPS, as initial applications. We are also developing additional products for continuous run power applications and started field-testing of the next generation GenSys®, our continuous run product, in the third quarter of 2005.

Unless the context indicates otherwise, the terms the “Company,” “Plug Power,” “we,” “our” or “us” as used herein refers to Plug Power Inc. (the registrant) and its subsidiaries.

Product Development and Commercialization

We are focused on a fuel cell technology platform from which we believe we can offer multiple products. We currently have one commercial product line, GenCore®, which we continue to enhance and broaden:

GenCore®—Back-up Power for Telecommunication, Broadband, Utility and UPS Applications—We currently offer the GenCore® product line which is focused on providing direct-current backup power for telecom, broadband, utility and industrial UPS market applications. Our GenCore® products are fueled by hydrogen and do not require a fuel processor. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

Additionally, we continue to advance the development of our other technology platforms:

GenSys®—Remote Continuous Power for Light Commercial and Residential Applications—We plan to continue to develop GenSys® into a platform that is expected to support a number of products, including systems fueled by liquefied petroleum gas, or LPG, for remote applications and, eventually, both grid-independent and grid-connected light commercial and residential applications fueled by LPG or natural gas. In connection with the development of our GenSys® platform, we are developing combined heat and power fuel cell systems for light commercial and residential applications that provide supplemental heat as electricity is produced. We began field-testing of the next generation GenSys®, our continuous run product, in the third quarter of 2005. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

Home Energy Station—We have been developing technology in support of the automotive fuel cell market under a series of agreements with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co.,

Ltd. Under these agreements we have developed, on a joint and exclusive basis, and tested three phases of prototype fuel cell systems that provide electricity and heat to a home or business, while also providing hydrogen fuel for a fuel cell vehicle (named the Home Energy Station). Since 2003, we have successfully demonstrated three successive prototype generations of the Home Energy Station at Honda R&D Americas’ facility in Torrance, California and at Plug Power’s facility in Latham, NY. The companies are currently collaborating on the fourth generation prototype Home Energy Station pursuant to the latest agreement signed in early 2006. Across each generation of the Home Energy Station, we have significantly reduced size and weight, as well as improved performance. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

Distribution, Marketing and Strategic Relationships

We have developed an extended enterprise by forming strategic relationships with well-established companies in key areas including distribution, marketing, supply, technology development and product development. As part of our sales and marketing strategy, we have built a network of leading distributors who have established relationships and sub-distributor networks that can distribute and service our products in specific geographic or market segments. We have 16 distribution agreements in place, including agreements with Tyco Electronics Power Systems, Inc., or Tyco, our largest North American distribution partner, and IST Holdings Ltd., our distribution partner in South Africa with whom we jointly received a $3 million grant from the International Finance Corporation in 2005.

We have continuing strategic partnerships with companies such as Honda, Vaillant, GE, Engelhard and Pemeas. We have also established strong supply-chain relationships with partners like 3M Company, Parker Hannifin Corporation, Dana Corporation, T. Rad, Entegris, and Arvin Meritor.

Some of these partnerships and relationships are described in greater detail below.

General Electric Company (GE) Entities: In March 2006, the Company, GE MicroGen, Inc. (“GE MicroGen”) a wholly-owned subsidiary of General Electric Company (“GE”), and GE restructured their service and equity relationships by terminating the joint venture, GE Fuel Cell Systems (“GEFCS”), and the associated distributor and other agreements, and entering into a new development collaboration agreement. Under the new agreement, the Company and GE (through its Global Research unit) have agreed to collaborate on programs including but not limited to development of tools, materials and components that can be applied to various types of fuel cell products. The specific programs to be undertaken under the agreement, and the detailed terms and conditions thereof, remain subject to agreement by both parties. It is anticipated that such programs could also include collaboration on sales and marketing opportunities for the Company’s products. Under the terms of the new development collaboration agreement, the Company is obligated to purchase $1 million of services from GE prior to December 31, 2008. The development collaboration agreement is scheduled to terminate on the earlier of (i) December 31, 2014 or (ii) upon completion of a certain level of program activity.

Tyco: In September 2004, we completed an agreement with Tyco to market, promote and sell our GenCore® 5T fuel cell systems for telecommunication backup applications under both the Tyco Electronics and Plug Power brands through its direct sales force. The Company is party to a nationwide service and installation agreement for GenCore® with Tyco Electronics Installation Services Inc.

Honda: As described above, we have an agreement with Honda to exclusively and jointly develop and test the Home Energy Station. We expect our current contract with Honda to continue into mid-2007 to fund our joint development of the fourth generation Home Energy Station. We also have an agreement with Honda to fund joint research and development of technology that may be utilized in future systems; we have completed our work under this agreement and are in the process of preparing a final report for Honda.

Pemeas: Our joint development agreement with Pemeas to develop, on an exclusive basis for certain applications, a high temperature membrane electrode unit, or MEU, for stationary fuel cell systems expired on

June 30, 2006. We continue to work with Pemeas on a nonexclusive basis under a project funded by the European Commission. During 2006, Pemeas was acquired by BASF. This acquisition is not expected to materially modify the agreement the Company has with them.

Vaillant: We are working with Vaillant GmbH, a major supplier of residential heating equipment in Europe, as part of a consortium to develop a residential combined heat and power system incorporating the high-temperature MEU from Pemeas.

Engelhard: We have an agreement with Engelhard for the development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. The supply agreement with Engelhard specifies the rights and obligations for Engelhard to supply products to us until 2013. During 2006, Engelhard was acquired by BASF. This acquisition is not expected to materially modify the agreement the Company has with them.

DTE Energy: We have an exclusive distribution agreement with DTE Energy for the states of Michigan, Ohio, Illinois, and Indiana. Under the agreement, we can sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore® backup power product line. We have agreed to pay a 5% commission for sales of GenCore® based on sales price of units shipped to third parties, in the above noted states. The distribution agreement expires on December 31, 2014.

Proprietary Rights

We believe that neither we nor our competitors can achieve a significant proprietary position on the basic technologies currently used in PEM fuel cell systems. However, we believe the design and integration of our system and system components, as well as some of the low-cost manufacturing processes that we have developed, is intellectual property that can be protected.

During 2006, we increased our technology portfolio by adding 11 new U.S. patents. At December 31, 2006, we had 148 U.S. patents, 10 foreign patents, and 173 patents pending worldwide. Additionally, we and Honda filed joint patents relating to development work for the Home Energy Station. These patents cover, among other things: fuel cell components that reduce manufacturing part count; fuel cell system designs that lend themselves to mass manufacturing; improvements to fuel cell system efficiency, reliability and system life; and control strategies, such as added safety protections and operation under extreme conditions. In general, our employees are party to agreements providing that all inventions (whether patented or not) made or conceived while an employee of Plug Power, which are related to or result from work or research that Plug Power performs, will remain the sole and exclusive property of Plug Power.

Competition

We compete with a number of companies located in the United States, Canada and abroad that are developing PEM fuel cell technology in addition to major automotive companies that have in-house PEM fuel cell development efforts.

We also compete with companies that are developing other types of fuel cells. There are four types of fuel cells other than PEM fuel cells that are generally considered to have possible commercial applications: phosphoric acid fuel cells, molten carbonate fuel cells, solid oxide fuel cells and alkaline fuel cells. Each type of fuel cell differs in the component materials, as well as in their overall operating temperature. While all fuel cell types may have potential environmental and efficiency advantages over traditional power sources, we believe that PEM fuel cells can be manufactured today less expensively and are more efficient and more practical in small-scale stationary applications. Further, most automotive companies have selected PEM technology for fuel cell-powered automobiles, which we expect will help establish a stronger industry around PEM technology and may result in a lower cost as compared to the other fuel cell technologies. See “Factors Affecting Future Results” for a discussion of the risks associated with achieving these objectives.

Our systems also compete with other distributed generation technologies, including microturbines and reciprocating engines, and with certain types of battery technologies, which are available at prices competitive with existing forms of power generation. We believe that our fuel cell systems will have a competitive advantage over these distributed generation and battery technologies in that they can be more easily scaled to a range of applications and are expected to be more efficient in following the load profiles of customers.

Our systems will also compete, in some applications, with solar- and wind-powered systems.

Government Regulation

We do not believe that we will be subject to existing federal and state regulatory commissions governing traditional electric utilities and other regulated entities. Our product and its installation is, however, subject to oversight and regulation at the state and local level in accordance with state and local statutes and ordinances relating to, among others, building codes, fire codes, public safety, electrical and gas pipeline connections and hydrogen siting. The level of regulation may depend, in part, upon where a system is located. For example, the 2005 National Electrical Code, or NEC, is a model code written by the National Fire Protection Association that governs the electrical wiring of most homes, businesses and other buildings. The NEC has been adopted by local jurisdictions throughout the United States and is enforced by local officials, such as building and electrical inspectors. Article 692 of the NEC governs the installation of fuel cell systems. Accordingly, all our systems installed in a jurisdiction that has adopted the NEC must be installed in accordance with Article 692. In addition, product safety standards have been established covering the overall fuel cell system. Our GenCore product has been certified either by Underwriters Laboratories or by CSA America, Inc. to be in compliance with such standards. Other than these requirements, at this time we do not know what additional requirements, if any, each jurisdiction will impose on our products or their installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our products. As we continue distributing our systems to our target markets, the federal, state or local government entities or competitors may seek to impose regulations.

Employees

As of December 31, 2006, we had a total staff of 324, including 316 full-time and 8 part-time employees, of which 211 were engineers, scientists and other degreed professionals.

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

We are a development stage company. Other than our GenCore® product, which we believe to be commercially viable, we do not know when or whether we will successfully complete research and development of other commercially viable on-site energy products. If we are unable to develop additional commercially viable on-site energy products, we will not be able to generate sufficient revenue to become profitable. The commercialization of our products depends on our ability to reduce the costs of our components and subsystems, and we cannot assure you that we will be able to sufficiently reduce these costs. In addition, the commercialization of our products requires achievement and verification of their overall reliability, efficiency and safety targets, and we cannot assure you that we will be able to develop, acquire or license the technology necessary to achieve these targets. Although we have sold a limited number of our initial products, including our GenCore® product, we must complete substantial additional research and development before we will be able to manufacture commercially viable products in commercial quantities. In addition, while we are conducting tests to predict the overall life of our products, we may not have run our products over their projected useful life prior to large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, resulting in possible warranty claims and commercial failures.

We have incurred losses and anticipate continued losses for at least the next several years.

As of December 31, 2006 we had an accumulated deficit of $457.4 million. We have not achieved profitability in any quarter since our formation and expect to continue to incur net losses for at least the next several years. We anticipate that we will continue to incur losses until we can produce and sell our products on a large-scale and cost-effective basis. We do not expect to be profitable for at least the next several years, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

To date, we have focused primarily on research, development and low-volume manufacturing and have no experience manufacturing our products on a large-scale commercial basis. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in commercial quantities while meeting the quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in developing our manufacturing capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our distributors or customers.

We have not developed or produced the products that we have agreed to sell to some of our distributors.

We have not developed or produced certain products that are required by some of our distribution agreements, including those with Smartlink, IST, Tyco, and Logan Energy Systems. There can be no assurance that we will complete development of products meeting specifications required by these distributor agreements and deliver them on schedule. Pursuant to these distribution agreements, the distributors have the right to provide notice to us if, in their judgment, we have materially deviated from the distribution agreement. Should a distributor provide such notice, and we cannot mutually agree to a modification to the distributor agreement, then the distributor has the right to terminate the distribution agreement for cause.

Our orders may not ship or convert to revenue.

We have accepted orders from our distributors, which include firm orders, stocking orders and orders that require certain conditions or contingencies to be satisfied prior to shipment, some of which are outside of our control. Historically, shipments made against these orders can occur between thirty (30) days and twenty-four (24) months from the date of acceptance of the order. Orders received during the year ended December 31, 2006 were 539. Backlog on December 31, 2006 was 572 units. Of the unit orders in backlog on December 31, 2006, orders for 103 units were older than 12 months. The time periods from receipt of an order to shipment date and installation date vary widely and are determined by a number of factors, including the terms of the customer contract and the customer’s deployment plan. Orders include firm orders, stocking orders and orders that require certain conditions or contingencies and certain redesign elements to be satisfied prior to shipment, some of which are outside of the Company’s control. Some or all of our current and future orders may not result in an actual shipment and therefore not convert to revenue.

Delays in our product development could have a material impact on our commercialization schedule.

If we experience delays in meeting our development goals, our products exhibit technical defects or we are unable to meet cost or performance goals, including power output, useful life and reliability, our commercialization schedule will be delayed. In this event, potential purchasers of our products may choose alternative technologies, allowing potential competitors to gain market advantages. We cannot assure you that we will successfully meet our commercialization schedule in the future.

We may need to secure additional funding to complete our product development and commercialization plans and we may be unable to raise additional capital.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our products and market acceptance of our products. We expect to devote substantial capital resources to continue development programs, establish a manufacturing infrastructure and develop manufacturing processes. Additionally, we expect to devote substantial capital resources to expand our marketing and sales organizations. Despite the infusion of equity capital from our transaction with Smart Hydrogen Inc. in June 2006, we may need to raise additional funds to achieve commercialization of our products. However, we do not know whether we will be able to secure additional funding on acceptable terms to pursue our commercialization plans. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our development and commercialization plans, which could affect operations in future periods.

We may be unable to establish relationships, or we may lose existing relationships, with third parties for certain aspects of product development, manufacturing, distribution and servicing and the supply of key components for our products.

We will need to enter into additional strategic relationships in order to complete our current product development and commercialization plans. We will also require partners to assist in the distribution, servicing and supply of components for our anticipated back-up power and on-site hydrogen generation products, both of which are in development. If we are unable to identify or enter into satisfactory agreements with potential partners, including those relating to the distribution of and service and support for our anticipated back-up power and on-site hydrogen generation products, we may not be able to complete our product development and commercialization plans on schedule, or at all. We may also need to scale back these plans in the absence of needed partners, which would adversely affect our prospects for development and commercialization of future products. In addition, any arrangement with a strategic partner may require us to issue a significant amount of equity securities to the partner, provide the partner with representation on our board of directors and/or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then current stockholders. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our products, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure relationships with entities which can develop or supply the required components for our products and provide the required distribution and servicing support. Additionally, the agreements governing our current relationships allow for termination by our partners under certain circumstances. If any of our current strategic partners was to terminate any of its agreements with us, there could be a material adverse impact on the development and commercialization of our products and the operation of our business, financial condition, results of operations and prospects.

We will rely on our partners to develop and provide components for our products.

A supplier’s failure to develop and supply components in a timely manner, or at all, or to develop or supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our products. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

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

In addition, there are many companies engaged in all areas of traditional and alternative energy generation in the United States, Canada and abroad, including, among others, major electric, oil, chemical, natural gas, battery, generator and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. These firms are engaged in forms of power generation such as solar and wind power, reciprocating engines and microturbines, as well as traditional grid-supplied electric power. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do.

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

We are currently field-testing a number of our products and plan to conduct additional field tests in the future. We may encounter problems and delays during these field tests for a number of reasons, including the failure of our technology or the technology of third parties, as well as our failure to maintain and service our products properly. Many of these potential problems and delays are beyond our control. Any problem or perceived problem with our field tests could materially harm our reputation and impair market acceptance of, and demand for, our products.

Further regulatory changes and electric utility industry restructuring may affect demand for our products.

The market for electric power generation products is heavily influenced by federal and state governmental regulations and policies concerning the electric utility and telecommunications industries. A change in the current regulatory policies could deter further investment in the research and development of alternative energy sources, including fuel cells, and could result in a significant reduction in the demand for our products. We cannot predict how deregulation or restructuring of the industry will affect the market for our products.

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

Utility companies often charge fees to industrial companies for disconnecting from the grid, for using less electricity or for having the capacity to use power from the grid for back-up purposes and may charge similar fees to residential customers in the future. The imposition of such fees could increase the cost to grid-connected customers of using our products and could make our products less desirable, thereby harming our revenue and profitability.

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

As part of our business strategy we may engage in acquisitions that we believe will provide us with complementary technologies, products, channels, revenue streams, expertise and/or other valuable assets. However, we may not be able to identify suitable acquisition candidates. If we do identify suitable candidates, we may not be able to acquire them on commercially acceptable terms, or at all. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, an acquisition may not produce the desired revenues, earnings or business synergies. In addition, an acquisition may reduce the percentage ownership of our then current stockholders. If we fail to integrate the acquired business effectively, or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital and management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, from an accounting perspective, acquisitions can involve non-recurring charges and amortization or impairment of significant amounts of intangible assets that could adversely affect our results of operations.

We may not be able to protect important intellectual property, and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

PEM fuel cell technology was first developed in the 1950s, and fuel processing technology has been practiced on a large scale in the petrochemical industry for decades. Accordingly, we do not believe that we can establish a significant proprietary position in the fundamental component technologies in these areas. However, our ability to compete effectively will depend, in part, on our ability to protect our proprietary system-level technologies, systems designs and manufacturing processes. We rely on patents, trademarks, and other policies and procedures related to confidentiality to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application. Moreover, we do not know whether any of our pending patent applications will be issued or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. In addition, we do not know whether the U.S. Patent & Trademark Office will grant federal registrations based on our pending trademark applications. Even if federal registrations are granted to us, our trademark rights may be challenged. It is also possible that our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. We could incur substantial costs in prosecuting or defending trademark infringement suits.

Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly, and failure to do so may diminish our ability to compete effectively and may harm our operating results. We may need to pursue lawsuits or legal action in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine the priority of rights to the trademark. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming, and we could use a substantial amount of our financial resources in either case.

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

We intend to market, distribute and service our products internationally. We have limited experience developing and no experience manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign sub-distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates. Also, to the extent our operations and assets are located in foreign countries, they are potentially subject to nationalization actions over which we will have no control.

Our international sales and operations may be adversely affected.

Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, employment regulations and repatriation of earnings. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. For example, as a condition of sale or to the awarding of a contract, some international customers may require us to agree to offset arrangements, which may include in-country purchases, manufacturing and financial support arrangements. The contract may provide for penalties in the event we fail to perform in accordance with the offset requirements. In addition, as part of our globalization strategy, we have invested in certain countries, including Venezuela, Brazil, China, India, Russia and South Africa, which carry high levels of currency, political and economic risk. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include those that:

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

In addition, in certain circumstances Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

Our stock price has been and could remain volatile.

The market price of our common stock has historically experienced and may continue to experience significant volatility. Since our initial public offering in October 1999, the market price of our common stock has fluctuated from a high of $156.50 per share in the first quarter of 2000 to a low of $2.79 per share in March 2007. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders including one or more of our strategic partners and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market, and in particular the market for technology-related stocks, has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we may be subject to additional securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Our failure to comply with NASDAQ’s listing standards could result in the delisting of our common stock by NASDAQ from the NASDAQ Global Market and severely limit the ability to sell our common stock.

Our common stock is currently traded on the NASDAQ Global Market. Under NASDAQ’s listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ will notify us that we may be delisted from the NASDAQ Global Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by NASDAQ, NASDAQ may delist our common stock from trading on the NASDAQ Global Market. There can be no assurance that our common stock will remain eligible for trading on the NASDAQ Global Market. In addition, if our common stock is delisted, our stockholders would not be able to sell our common stock on the NASDAQ Global Market, and their ability to sell any of our common stock would be severely, if not completely, limited.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Latham, New York. At our 36-acre campus, we own a 56,000 square foot research and development center, a 32,000 square foot office building and a 50,000 square foot manufacturing facility and believe that these facilities are sufficient to accommodate our anticipated production volumes for at least the next two years.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock is traded on the NASDAQ Global Market under the symbol “PLUG.” As of March 1, 2007, there were approximately 2,600 record holders of our common stock. However, management believes that a significant number of shares are held by brokers under a “nominee name” and that the number of beneficial shareholders of our common stock exceeds 80,000. The following table sets forth high and low last reported sale prices for our common stock as reported by the NASDAQ Global Market for the periods indicated:

	Sales prices
	High	Low
2006
1st Quarter	$6.09	$4.59
2nd Quarter	$6.43	$4.64
3rd Quarter	$4.85	$3.64
4th Quarter	$4.49	$3.77
2005
1st Quarter	$8.20	$5.11
2nd Quarter	$7.63	$5.21
3rd Quarter	$7.73	$5.85
4th Quarter	$7.12	$4.84

Dividend Policy. We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.

Five-Year Performance Graph. Below is a line graph comparing the percentage change in the cumulative total return on the Company’s Common Stock, based on the market price of the Company’s Common Stock, with the total return of companies included within the NASDAQ Market Index and the companies included within the Russell 3000 Technology Composite for the period commencing December 31, 2001 and ending December 31, 2006. The calculation of the cumulative total return assumes a $100 investment in the Company’s Common Stock, the NASDAQ Market Index and the Russell 3000 Technology Composite on December 31, 2001 and the reinvestment of all dividends.

Index	2001	2002	2003	2004	2005	2006
PLUG POWER INC.	100.00	51.37	82.95	69.91	58.70	44.51
RUSSELL 3000 TECHNOLOGY	100.00	60.94	91.42	92.51	94.35	104.62
NASDAQW MARKET INDEX	100.00	68.47	102.71	111.54	121.11	133.55

Item 6.	Selected Financial Data

The following tables set forth selected financial data and other operating information of the Company. The selected statement of operations and balance sheet data for 2006, 2005, 2004, 2003, and 2002 as set forth below are derived from the audited financial statements of the Company. The information is only a summary and you should read it in conjunction with the Company’s audited financial statements and related notes and other financial information included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement Of Operations:
Product and service revenue	$2,657	$4,881	$5,306	$7,517	$9,427
Research and development contract revenue	5,179	8,606	10,835	4,985	2,391

Total revenue	7,836	13,487	16,141	12,502	11,818
Cost of product and service revenues	4,833	4,098	5,368	7,150	7,602
Cost of research and development contract revenues	7,637	12,076	13,474	7,010	3,739
In-process research and development	—	—	—	3,000	—
Research and development expense	41,577	36,319	35,203	40,070	40,289
General and administrative expense	12,268	8,973	8,423	7,183	6,956
Other income (expense), net	8,169	(3,764)	(412)	(1,128)	(450)

Net loss	$(50,310)	$(51,743)	$(46,739)	$(53,039)	$(47,218)

Loss per share, basic and diluted	$(0.58)	$(0.66)	$(0.64)	$(0.88)	$(0.93)

Weighted average number of common shares outstanding	86,100	78,463	73,126	60,146	50,645

Balance Sheet Data:
(at end of the period)
Unrestricted cash, cash equivalents and available-for-sale securities	$269,123	$97,563	$66,849	$102,004	$55,848
Total assets	307,920	139,784	117,997	160,589	108,683
Current portion of long-term obligations	—	527	427	545	530
Long-term obligations	1,112	4,659	4,996	5,306	5,727
Stockholders’ equity	294,528	124,955	102,113	144,286	92,697
Working capital	267,002	95,511	64,073	99,286	56,876

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying Financial Statements and Notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that orders will not ship or convert to revenue, in whole or in part; our ability to develop commercially viable on-site energy products; the cost and timing of developing our on-site energy products; market acceptance of our on-site energy products; our ability to manufacture on-site energy products on a large-scale commercial basis; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our on-site energy products; the ability to raise and provide the necessary capital to develop, manufacture and market our on-site energy products; our ability to establish relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; our ability to protect our intellectual property; our ability to lower the cost of our on-site energy products and demonstrate their reliability; the cost of complying with current and future governmental regulations; the impact of deregulation and restructuring of the electric utility industry on demand for our on-site energy products; fluctuations in the trading price and volume of our common stock and other risks and uncertainties discussed under Item IA—Risk Factors. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

Overview

We design and develop on-site energy systems based on proton exchange membrane fuel cell technology, for commercial and residential energy consumers worldwide. We are focused on platform-based systems, which include proton exchange membrane, or PEM, fuel cell and fuel processing technologies, from which we are offering or developing multiple products. We are currently offering our GenCore® product for commercial sale. Our GenCore® product is a back-up power product for telecommunications, broadband, utility and industrial uninterruptible power supply, or UPS, applications. We are also developing additional products for continuous run power applications, with optional combined heat and power capability for remote small commercial and remote residential applications.

We are a development stage enterprise in the early period of field-testing and marketing our initial commercial products to a limited number of customers, including telecommunications companies, utilities, government entities and our distribution partners. Our initial commercial product, the GenCore® 5T, is designed to provide direct-current backup power for the targeted application described above. See “Product Development and Commercialization.” The GenCore® 5T is fueled by hydrogen and does not require a fuel processor.

Our sales and marketing strategy is to build a network of leading distributors who have established relationships, and sub-distributor networks, that can distribute and service our products in targeted geographic and/or market segments. We have distribution agreements in place with 16 distributors, including Tyco, our largest North American distribution partner and IST, our distribution partner in South Africa with whom we jointly received a $3 million customer buy-down grant from the International Finance Corporation in 2005. We also form relationships with customers and enter into development and demonstration programs with telecommunications companies, electric utilities, government agencies and other energy providers. Many of our initial sales of GenSys® and GenCore® 5T are contract-specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the contractual terms as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. However, if the warranty or service period is expected to exceed the contractual warranty/service period the deferred revenue would be recognized over that expected longer warranty/service period and may not begin until units are installed. See “Critical Accounting Policies and Estimates—Revenue Recognition.”

As we gain commercial experience, including field experience relative to service and warranty of our initial products, the fair values for the multiple elements within our future contracts may become determinable and we may, in future periods, recognize product revenue upon delivery or installation of the product, or we may continue to defer recognition, based on application of appropriate guidance within EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or changes in the manner in which we structure contractual agreements, including our agreements with distribution partners.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of December 31, 2006, we had unrestricted cash and cash equivalents and available-for-sale securities totaling $269.1 million and working capital of $267.0 million.

During the year ended December 31, 2006, cash used by operating activities was $46.1 million, consisting primarily of a net loss of $50.3 million offset, in part, by non-cash expenses in the amount of $8.1 million, including $3.2 million for amortization and depreciation and $4.9 million for stock based compensation. Cash used in investing activities for the year ended December 31, 2006 was $163.6 million, consisting of $161.3 million of net purchases of marketable securities, $1.3 million used to purchase property, plant and equipment and a $1.0 million loan made to a potential investee. Cash provided by financing activities was $214.8 million, consisting primarily of net proceeds, in the amount of $214.4 million, from the sale of our Class B capital stock to Smart Hydrogen and payment of $4.0 million to settle our debt obligation related to the purchase of the facilities in 1999.

We have financed our operations through December 31, 2006, primarily from the sale of equity, which has provided cash in the amount of $635.7 million since inception. Cumulative net cash used in operating activities has been $348.4 million, and cash used in investing activities has been $253.6 million, including our purchase of property, plant and equipment of $34.0 million and our net investments in marketable securities in the amount of $237.3 million offset, in part, by net proceeds from acquisition of $29.5 million.

Product Development and Commercialization

We are focused on a fuel cell technology platform from which we believe we can offer multiple products. We currently have one commercial product line, GenCore®, which we continue to enhance and broaden:

GenCore®—Back-up Power for Telecommunication, Broadband, Utility and UPS Applications—We currently offer the GenCore® product line which is focused on providing direct-current backup power for telecom, broadband, utility and industrial UPS market applications. Our GenCore® products are fueled by hydrogen and do not require a fuel processor. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

Additionally, we continue to advance the development of our other technology platforms:

GenSys®—Remote Continuous Power for Light Commercial and Residential Applications—We plan to continue to develop GenSys® into a platform that is expected to support a number of products, including systems fueled by liquefied petroleum gas, or LPG, for remote applications and, eventually, both grid independent and grid-connected light commercial and residential applications fueled by LPG or natural gas. In connection with the development of our GenSys® platform, we are developing combined heat and power fuel cell systems for light commercial and residential applications that provide supplemental heat as electricity is produced. We began field-testing of the next generation GenSys®, our continuous run product, in the third quarter of 2005. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

Home Energy Station—We have been developing technology in support of the automotive fuel cell market under a series of agreements with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd., under which we have developed, on a joint and exclusive basis, and tested three phases of prototype fuel cell systems that provide electricity and heat to a home or business, while also providing hydrogen fuel for a fuel cell vehicle (named the Home Energy Station). Since 2003, we have successfully demonstrated three successive prototype generations of the Home Energy Station at Honda R&D Americas’ facility in Torrance, California and at Plug Power’s facility in Latham, NY. The companies are currently collaborating on the fourth generation prototype Home Energy Station pursuant to the latest agreement signed in early 2006. Across each generation of the Home Energy Station, we have significantly reduced size and weight, as well as improved performance.

Results of Operations

Comparison of the Years Ended December 31, 2006 and December 31, 2005.

Product and service revenue. Product and service revenue decreased to $2.7 million for the year ended December 31, 2006, from $4.9 million for the year ended December 31, 2005, primarily due to a decrease in the amount of revenue recognized for units shipped prior to 2006. We defer recognition of product and service revenue at the time of delivery and recognize revenue as the continued service, maintenance and other support obligations expire. However, if the warranty or service period is expected to exceed the contractual warranty/service period the deferred revenue would be recognized over that expected longer warranty/service period and may not begin until units are installed. The costs associated with the product, service and other obligations are expensed as they are incurred.

Many of our initial sales of GenSys® and GenCore® 5T products contain multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms generally require payment shortly after delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value of the different components. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. However, if the warranty or service period is expected to exceed the contractual warranty/service period the deferred revenue would be recognized over that expected longer warranty/service period and recognition of revenue may not begin until units are installed. See “Critical Accounting Policies and Estimates—Revenue Recognition.”

During the year ended December 31, 2006, we shipped 152 fuel cell systems and recognized product and service revenue against these current year deliveries in the amount of $779,000. We also recognized $1.9 million of revenue originally deferred at December 31, 2005. This compares to 134 fuel cell systems shipped for the year ended December 31, 2005, during which we recognized $940,000 of product and service revenue against 2005 deliveries and $4.0 million of revenue originally deferred at December 31, 2004. Of the 2006 shipments, 43 units were on a consignment basis and no revenues were recorded in 2006. Total installations for the year ended December 31, 2006 were 94 units compared with the 91 units for the comparable 2005 period. Units shipped and not installed at December 31, 2006 were 149 (including units shipped on consignment), compared with 99 at the end of 2005.

During 2006 and 2005, we invoiced $2.3 million and $2.5 million, respectively, for the delivery of fuel cell systems and recognized revenue of $2.7 million and $4.9 million, respectively. Any differences between the amounts invoiced and the recognized revenue is a result of deferred revenue recognized in accordance with our revenue recognition policy as described above.

Research and development contract revenue. Research and development contract revenue decreased to $5.2 million for the year ended December 31, 2006 from $8.6 million for the year ended December 31, 2005. The decrease is the result of spending levels decreasing for material purchases and subcontractor activity as the U.S. Department of Energy, or DOE, and the U.S. Department of Defense, or DOD, programs wind down and decreased activity under our contract with the National Institute of Standards and Technology, or NIST, and with

Honda R&D Co., Ltd. of Japan. We expect to continue certain research and development contract work that is directly related to our current product development efforts. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with our cost-sharing percentages being from 20% to 51% of total project costs. Revenue from “time and material” contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue increased to $4.8 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services. The year over year increase to cost of product and service revenue is primarily the result of an increase in warranty costs resulting from a greater number of units placed in the field during 2006. For the year ended December 31, 2006 installations were 94 units compared with 91 units for the year ended December 31, 2005.

Cost of research and development contract revenue. Cost of research and development contract revenue decreased to $7.6 million for the year ended December 31, 2006 from $12.1 million for the year ended December 31, 2005. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts. The decrease in these costs is directly related to the decreased activity under the development agreements described above under research and development contract revenue.

Noncash research and development expense. Noncash research and development expense increased to $2.8 million for the year ended December 31, 2006 from $1.6 million for the year ended December 31, 2005. Noncash research and development expense represents the fair value of vested stock grants and vested stock options to employees, consultants and others in exchange for services provided. The increase is primarily the result of the Company’s adoption of SFAS 123R during the first quarter of fiscal 2006 (see Note 2 in the Notes to Consolidated Financial Statements).

Other research and development expense. Other research and development expense increased to $38.8 million for the year ended December 31, 2006 from $34.7 million for the year ended December 31, 2005. The increase in other research and development expense is primarily the result of our accelerated efforts to advance the development of our next generation continuous run product combined with continued research and development activities related to future product initiatives. We also had fewer resources allocated to research and development programs reflected in cost of revenues for research and development under DOE, NIST and Honda research and development contracts (as discussed above). Other research and development expense includes: materials to build development and prototype units, cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs.

Other research and development expense also includes amortization in the amount of $0 and $700,000 for the years ended December 31, 2006 and 2005, respectively, related to the portion of the H Power purchase price that represented capitalized technology and was recorded on our balance sheet under the caption “Intangible assets”. As of December 31, 2005, the carrying value of these intangible assets had been fully amortized.

Noncash general and administrative expense. Noncash general and administrative expense was $1.4 million for the year ended December 31, 2006 compared to $1.5 million for the year ended December 31, 2005. Noncash general and administrative expense represents the fair value of vested stock grants and vested stock options to employees, consultants and others in exchange for services provided. The year over year expense remained relatively flat as the increase in expenses resulting from the adoption of SFAS 123R (see Note 2 in the Notes to Consolidated Financial Statements) was offset by a decrease in expenses for consultants.

Other general and administrative expense. Other general and administrative expenses increased to $10.8 million for the year ended December 31, 2006 from $7.4 million for the year ended December 31, 2005. Other general and administrative expense includes cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, marketing, information technology and legal services. The increase in other general and administrative expenses is primarily a result of increased headcount, charges related to severance packages for departing employees and payments made to strategic consultants.

Interest income and net realized gains/losses from the sale of available-for-sale securities. Interest income and net realized gains/losses from the sale of available-for-sale securities, consisting primarily of interest earned on our cash, cash equivalents and available-for-sale securities, increased to $8.3 million for the year ended December 31, 2006 from $2.2 million for the year ended December 31, 2005. The increase was the result of higher cash and marketable securities balances as a result of the sale of our Class B capital stock to Smart Hydrogen Inc. in 2006 and slightly higher yields on our investment portfolio. Total net realized gains/losses from available-for-sale securities was approximately a $68 thousand gain and a $74 thousand loss for the years ended December 31, 2006 and 2005, respectively.

Interest expense. Interest expense consists of interest on a long-term obligation related to the purchase of our facilities and interest paid on capital lease obligations. Interest expense was $171,000 for the year ended December 31, 2006, compared to $146,000 for the year ended December 31, 2005. As of December 31, 2006 the debt associated with the purchase of the facility was paid for in full. The long-term debt accrued interest at a variable rate that was approximately 4.44% for the year ended December 31, 2005.

Equity in losses of affiliates. Equity in losses of affiliates was $0 for the year ended December 31, 2006 and $5.8 million for the year ended December 31, 2005. Equity in losses of affiliates, which we accounted for under the equity method of accounting, was our proportionate share of the amount of the net loss of GE Fuel Cell Systems, or GEFCS, and the amortization of our original investments. During the quarter ended December 31, 2005, the Company recorded an impairment loss equal to 100% of the remaining carrying value of the Company’s investment in GEFCS due to the changes in the relationship that eventually resulted in GEFCS being dissolved in the first quarter of fiscal 2006.

Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

Comparison of the Years Ended December 31, 2005 and December 31, 2004.

Product and service revenue. Product and service revenue decreased to $4.9 million for the year ended December 31, 2005, from $5.3 million for the year ended December 31, 2004.

During the year ended December 31, 2005, we delivered 134 fuel cell systems and recognized product and service revenue against these current year deliveries in the amount of $940,000 combined with the recognition of $4.0 million of revenue originally deferred at December 31, 2004. This compares to 150 fuel cell systems delivered for the year ended December 31, 2004, during which we recognized $1.4 million of product and service revenue against 2004 deliveries combined with the recognition of $3.9 million of revenue originally deferred at December 31, 2003.

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

Cost of product and service revenue. Cost of product and service revenue decreased to $4.1 million for the year ended December 31, 2005 from $5.4 million for the year ended December 31, 2004. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services. The year over year decrease to cost of product and service revenue is directly related to an increased proportion of our fuel cell system deliveries coming from GenCore® product which has a lower direct materials cost per unit than our GenSys® product. Our GenCore® products are fueled by hydrogen and do not require a fuel processor, thereby eliminating certain costs. For the year ended December 31, 2005 we shipped 120 GenCore® units and 14 GenSys® units compared to 93 and 56 GenCore® and GenSys® units, respectively, in 2004.

Cost of research and development contract revenue. Cost of research and development contract revenue decreased to $12.1 million for the year ended December 31, 2005 from $13.5 million for the year ended December 31, 2004. Cost of research and development contract revenue includes costs associated with research and development contracts including: compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services, and materials and supplies and other directly allocable general overhead costs allocated to specific research and development contracts. The decrease in these costs is directly related to the decreased activity under the development agreements described above under research and development contract revenue.

Noncash research and development expense. Noncash research and development expense decreased to $1.6 million for the year ended December 31, 2005 from $2.6 million for the year ended December 31, 2004. Noncash research and development expense represents the fair value of vested stock grants to employees, consultants and others in exchange for services provided. The decrease is primarily the result of fully expensing restricted stock issued in June 2003. In 2004 we had a full year of such amortization.

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

Other research and development expense also included amortization in the amount of $700,000 and $3.5 million for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, amortization expense included $700,000 related to the portion of the H Power purchase price that was capitalized and recorded on our balance sheet under the caption “Intangible assets”. For the year ended

December 31, 2004, other research and development expense included amortization expense of $2.8 million related to the H Power intangible asset and $708,000 for amortization of prepaid development costs under our joint development program with Engelhard, recorded on our balance sheet under the caption “Prepaid development costs”.

Noncash general and administrative expense. Noncash general and administrative expense was $1.5 million for the year ended December 31, 2005 compared to $1.4 million for the year ended December 31, 2004. Noncash general and administrative expense represents the fair value of vested stock grants to employees, consultants and others in exchange for services provided.

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

Interest income and net realized gains/losses from the sale of available-for-sale securities. Interest income, consisting of interest earned on our cash, cash equivalents and available-for-sale securities, increased to $2.2 million for the year ended December 31, 2005, from $1.5 million for the year ended December 31, 2004. The increase was primarily due to an increase in our investment portfolio from funds received as a result of our public offering of 12,000,000 shares of common stock in August, 2005. See “Liquidity and Capital Resources.” Total net realized gains/losses from available-for-sale securities was approximately a $74 thousand loss and a $348 thousand gain for the years ended December 31, 2005 and 2004, respectively.

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

Equity in losses of affiliates. Equity in losses of affiliates was $5.8 million for the year ended December 31, 2005 and $1.8 million for the year ended December 31, 2004. Equity in losses of affiliates, which we accounted for under the equity method of accounting, was our proportionate share of the losses of GEFCS in the amount of $10,000 and amortization of intangible assets in the amount of $1.8 million. Additionally, during the fourth quarter of 2005 we recorded an other than temporary impairment of our investment in GEFCS, in the amount of $4.0 million, in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, primarily due to a shift in the Company’s business strategy away from residential fuel cells, for which GEFCS was well suited as a distribution partner, to back-up power generation, for which GEFCS is not a natural partner. Based upon this shift in strategy it was determined that GEFCS lacked the ability to sustain an earning capacity which would justify the carrying amount of the investment.

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

Specifically, we must use estimates in determining the economic useful lives of assets, including identifiable intangibles, and various other recorded or disclosed amounts. Therefore, our financial statements and related disclosure are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from estimates. To the extent that actual outcomes differ from estimates, or additional facts and circumstances cause management to revise estimates, our financial position as reflected in our financial statements will be affected. Any effects on business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

We believe that the following are our most critical accounting policies affected by the estimates and assumptions the Company must make in the preparation of its financial statements and related disclosure:

Revenue recognition: We are a development stage enterprise in the stages of performing field testing and marketing our initial commercial product to a limited number of customers, including telecom, utilities, government entities and our distribution partners. This product is a limited edition fuel cell system that is intended to offer complementary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements to our initial product are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation and UPS applications.

We apply the guidance within Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104) to our initial sales contracts to determine when to properly recognize revenue. Our initial sales of GenSys® and GenCore® 5T products contain multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms generally require payment shortly after delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the contractual service period, which is generally for periods of twelve to thirty months, or over the anticipated service period if expected to exceed the contractual service period. In these instances when it is anticipated that the actual service period will exceed the contractual service period, the accretion of the deferred product and service revenue may not begin until the installation of the unit and will continue through the expected service period. The costs associated with the product, service and other obligations are expensed as they are incurred.

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

Valuation of long-lived assets: We assess the impairment of identifiable intangible, long-lived assets and goodwill, if any, whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, for goodwill, at least annually. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to historical expectations or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of intangible assets, long-lived assets or goodwill, if any, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based upon the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as appropriate. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Based on the review during the year ended December 31, 2006, we do not believe that there were any triggering events or that an impairment charge is required.

Accounting for income taxes: As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry forward that has resulted from our cumulative net operating loss since inception. These differences, primarily net operating loss carryforwards, result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense or forego a benefit within income taxes in the consolidated statement of operations.

Under Section 382 of the Internal Revenue Code (IRC), the use of loss carryforwards may be limited if a change in ownership of a company, as defined by the IRC, occurs. The Company has determined that due to transactions involving the Company’s shares by significant shareholders, a change of ownership has occurred under the provisions of IRC Section 382. As a result of this change of ownership, the usage of a portion, which may be substantial, of the net operating loss amounts, has become limited. The Company is in the process of determining the impact of this limitation. Once determined, the deferred tax asset related to the net operating loss and an equivalent amount of valuation allowance will be adjusted accordingly.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2006, we have recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2006, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero for the year ended December 31, 2006.

Stock Based Compensation: Our adoption of SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), in the first quarter of 2006 required that we recognize stock-based compensation expense associated with the vesting of share based instruments in the statement of operations. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The Black-Scholes model requires us to make estimates of the following assumptions:

Expected volatility—The estimated stock price volatility was derived based upon a blend of implied volatility (i.e. management’s expectation of volatility) and the Company’s actual historic stock prices over the expected life of the options, which represents the Company’s best estimate of expected volatility.

Expected option life—The Company’s estimate of an expected option life was calculated in accordance with the Staff Accounting Bulletin No. 107 (“SAB 107”) simplified method for calculating the expected term assumption. The simplified method is a calculation based on the contractual life of the associated options. The Company will be required to utilize actual historical data to determine the expected option life beginning in 2008.

Risk-free interest rate—We used the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption as the risk-free interest rate.

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

Recent Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, or SFAS 158, which requires the recognition of the over funded or under funded status of a defined benefit postretirement plan in a company’s balance sheet. This portion of the new guidance is effective on December 31, 2006. Additionally, the pronouncement eliminates the option for companies to use a measurement date prior to their fiscal year-end effective December 31, 2008. The adoption of the recognition provisions of SFAS 158 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. This new standard establishes a framework for measuring the fair value of assets and liabilities and is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS No. 157.

Liquidity and Capital Resources

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our on-site energy products, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our on-site energy products for worldwide use, hiring and training our production staff, develop and expand our manufacturing capacity and continue expanding our production and our research and development activities. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash, cash equivalents and available-for-sale securities balances will provide sufficient liquidity to fund operations for at least the next twelve months.

Several key indicators of liquidity are summarized in the following table:

	Years ended December 31,
(in thousands)	2006	2005	2004
Unrestricted cash, cash equivalents and available-for-sale securities	$269,123	$97,563	$66,849
Working capital	267,002	95,511	64,073
Net loss	50,310	51,743	46,739
Net cash used in operating activities	46,107	39,869	33,896
Purchase of property, plant and equipment	1,275	1,000	1,617

We have financed our operations through December 31, 2006 primarily from the sale of equity, which has provided cash in the amount of $635.7 million. As of December 31, 2006, we had unrestricted cash, cash equivalents and available-for-sale securities totaling $269.1 million and working capital of $267.0 million. Since inception, net cash used in operating activities has been $348.4 million and cash used in investing activities has been $253.6 million.

During the year ended December 31, 2006, the Company used $46.1 million in cash for operating activities, used $163.6 million in cash for investing activities and received $214.8 million from financing activities. Net cash used in operating activities consisted primarily of a net loss of $50.3 million offset, in part, by non-cash items which include $3.2 million for depreciation and amortization and $4.9 million in stock based compensation. Cash used in investing activities consisted of $161.3 million of net purchases of available-for-sale securities, $1.3 million for the purchase of property, plant and equipment and a $1.0 million loan to a potential investee. Cash provided by financing activities in the amount of $214.8 million consisted primarily of the net proceeds from the issuance of Class B Capital Stock, a class of preferred stock, to Smart Hydrogen in the second quarter of 2006.

Other significant transactions impacting our liquidity and capital resources have been as follows:

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

In June 2006, the Company completed a private placement with Smart Hydrogen Inc. whereby the Company sold 395,000 shares of Class B Capital Stock, a class of preferred stock of the Company, which are convertible into 39,500,000 shares of common stock of the Company, and 11,240 shares of common stock of the Company to Smart Hydrogen for an aggregate net purchase price of approximately $214.4 million. The purchase price per share of the shares sold to Smart Hydrogen, on an as-converted into common stock basis, was $5.50. The Buyer also contemporaneously purchased 1,825,000 shares of common stock of the Company from DTE Energy Foundation. Following the closing of these transactions, the Buyer owned approximately 35% of the Company’s outstanding common stock on an if-converted basis.

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

In aggregate, Mechanical Technology Incorporated has made cash contributions of $27.0 million plus noncash contributions of $14.2 million, while Edison Development Corporation has made aggregate cash contributions of $46.2 million, including $5.0 million in connection with the closing of a private placement of our common stock in July, 2001. Mechanical Technology Incorporated and Edison Development Corporation have not made any additional cash or noncash contributions since October 1999 and July 2001, respectively.

GE Fuel Cell Systems

In March 2006, the Company, GE MicroGen, Inc. a wholly-owned subsidiary of General Electric Company, or GE, and GE restructured their service and equity relationships by terminating the joint venture, GEFCS, and the associated distributor and other agreements, and entering into a new development collaboration agreement. Under the new agreement, the Company and GE (through its Global Research unit) have agreed to collaborate on programs including but not limited to development of tools, materials and components that can be applied to various types of fuel cell products. The specific programs to be undertaken under the agreement, and the detailed terms and conditions thereof, remain subject to agreement by both parties. It is anticipated that such programs could also include collaboration on sales and marketing opportunities for the Company’s products. Under the terms of the new development collaboration agreement, the Company is obligated to purchase $1 million of services from GE prior to December 31, 2008. The development collaboration agreement is scheduled to terminate on the earlier of (i) December 31, 2014 or (ii) upon completion of a certain level of program activity.

Grant Agreements

Since our inception we have been awarded, or participated in, federal and state government contracts related to research, development, test and demonstration of our PEM fuel cell technology. These contracts are primarily cost reimbursement contracts associated with the development of our PEM fuel cell technology. We have recognized “Research and development contract revenue” of approximately $62.3 million related to federal and state government contracts, and commercial contracts. We generally share in the cost of these programs, with cost-sharing percentages between 20% and 51%. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Contractual Obligations

The following is a summary of our contractual obligations, which consist of non-cancelable operating leases, as of December 31, 2006.

Year ending December 31	Operating leases
2007	$201,000
2008	186,000
2009	182,000
2010	156,000
2011	154,000
Thereafter	—

Total minimum lease payments	$879,000

Other obligations include future payments under our agreement with GE to source technical support services for our product development effort as described above.

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

A portion of the Company’s total revenue was attributable to our foreign operations. Our exposure to changes in foreign currency rates primarily arises from short-term inter-company transactions with our foreign subsidiaries and from client receivables in different currencies. Foreign sales are mostly made by our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country. Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations. Accordingly, the Company’s financial results are affected by risks typical of global business such as currency fluctuations, particularly between the U.S. dollar and the E.U. euro. As exchange rates vary, the Company’s results can be materially affected.

In addition, the Company may source inventory among its worldwide operations. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location as well as from the revaluation of intercompany balances. The Company mitigates this risk through local sourcing efforts.

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

Changes in Controls and Procedures: No change in our internal control over financial reporting occurred during the quarterly period ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors

Incorporated herein by reference is the information appearing under the captions “Information about our Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Security and Exchange Commission.

(b) Executive Officers

Incorporated herein by reference is the information appearing under the captions “Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Security and Exchange Commission.

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

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Security and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

The following table gives information about the shares of Common Stock that may be issued upon the exercise of options under the Plug Power, L.L.C. Second Amendment and Restatement of the Membership Option Plan (1997 Plan), the Company’s 1999 Stock Option and Incentive Plan, as amended (1999 Stock Option Plan) and the Company’s 1999 Employee Stock Purchase Plan, as of December 31, 2006.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted average exercise price of outstanding options, warrants and rights(b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a))(c)
Equity compensation plans approved by security holders	6,511,563	(1)	$9.40	3,438,565	(2)
Equity compensation plans not approved by security holders(3)	—		—	—

Total	6,511,563	(1)	$9.40	3,438,565	(2)

(1)	Represents 6,511,563 outstanding options under the 1997 Plan and 1999 Stock Option Plan. There are no options, warrants or rights outstanding under the 1999 Employee Stock Purchase Plan.
(2)	Includes 2,964,082 shares available for future issuance under the 1999 Stock Option Plan and 474,483 shares available for future issuance under the 1999 Employee Stock Purchase Plan. The 1999 Stock Option Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the 1999 Stock Option Plan will increase on the first day of January and July each year. On each January 1 and July 1, the aggregate number of shares reserved for issuance under the 1999 Stock Option Plan increases by 16.45% of any net increase in the total number of outstanding shares since the preceding July 1 or January 1, as the case may be. In accordance with this formula, on January 1, 2007, the maximum number of shares remaining available for future issuance under the 1999 Stock Option Plan is 3,121,948.
(3)	There are no equity compensation plans in place not approved by shareholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference is the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Independent Auditors Fees” in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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
Roger B. Saillant, Chief Executive Officer

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROGER B. SAILLANT Roger B. Saillant	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/S/ ROBERT P. POWERS Robert P. Powers	Corporate Controller	March 16, 2007

/S/ SERGEY L. BATEKHIN Robert J. Buckler	Director	March 16, 2007

/S/ LARRY G. GARBERDING Larry G. Garberding	Director	March 16, 2007

/S/ J. DOUGLAS GRANT J. Douglas Grant	Director	March 16, 2007

/S/ JOEL D. GROSS Joel D. Gross	Director	March 16, 2007

/S/ MAUREEN O. HELMER Maureen O. Helmer	Director	March 16, 2007

/S/ GEORGE C. MCNAMEE George C. McNamee	Director	March 16, 2007

/S/ SERGEY POLIKARPOV Sergey Polikarpov	Director	March 16, 2007

/S/ LISA ROSENBLUM Lisa Rosenblum	Director	March 16, 2007

/S/ GARY K. WILLIS Gary K. Willis	Director	March 16, 2007

/S/ PETER WOICKE Peter Woicke	Director	March 16, 2007

Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.1, 10.2, 10.3, 10.5, 10.6, 10.8, 10.9, 10.11, 10.12 and 10.16 through 10.40 represent the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Exhibit No. and Description
3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc.(1)

3.2	Certificate of Designations of Class B Capital Stock, a series of preferred stock, of Plug Power Inc.(2)

3.3	Amended and Restated By-laws of Plug Power Inc.(2)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power(3)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power.(4)

10.1	Second Amendment and Restatement of the Membership Option Plan dated February 15, 1999 and First Amendment to Second Amendment and Restatement of the Membership Option Plan dated October 1, 1999.(5)

10.2	1999 Stock Option and Incentive Plan.(4)

10.3	Employee Stock Purchase Plan.(4)

10.4	Registration Rights Agreement to be entered into by the Registrant and the stockholders of the Registrant.(1)

10.5	Agreement, dated as of December 15, 2000, between Plug Power Inc. and Roger Saillant.(3)

10.6	Amendment dated September 19, 2000 to agreement, dated as of August 6, 1999, between Plug Power Inc. and Gregory A. Silvestri.(3)

10.7	Joint Development Agreement, dated as of June 2, 2000, between Plug Power Inc. and Engelhard Corporation(3)

10.8	Executive Severance Agreement, dated as of August 29, 2002, between Plug Power Inc. and Mark Sperry.(6)

10.9	Executive Severance Agreement, dated as of August 29, 2002, between Plug Power Inc. and John Elter.(6)

10.10	Stock Purchase Agreement dated as of April 10, 2006, by and between Plug Power Inc. and Smart Hydrogen(7)

10.11	Employment Agreement dated March 20, 2000, between Plug Power Inc. and Mark Sperry(8)

10.12	Employment Agreement dated March 2, 2001, between Plug Power Inc. and John Elter(8)

10.13	Investor Rights Agreement, dated as of June 29, 2006, by and among Plug Power Inc., Smart Hydrogen Inc. and the other parties named therein(2)

10.14	Registration Rights Agreement, dated as of June 29, 2006, by and between Plug Power Inc. and Smart Hydrogen Inc.(2)

10.15	Form of Indemnification Agreement entered into with each director (2)

10.16	Executive Severance Agreement, dated as of June 29, 2006, by and between Tom Hutchison and Plug Power Inc. (2)

10.17	Executive Severance Agreement, dated as of July 31, 2006, by and between Joe Millington and Plug Power Inc.(9)

Exhibit No. and Description

10.18	Separation and Release Agreement dated as of May 25, 2006, by and between David A. Neumann and Plug Power Inc.(10)

10.19	Executive Severance Agreement dated as of January 11, 2006, by and between Gerard L. Conway, Jr. and Plug Power Inc.(10)

10.20	Executive Severance Agreement dated as of January 11, 2006, by and between Allen K. Bucknam and Plug Power Inc.(10)

10.21	Executive Severance Agreement dated as of January 11, 2006, by and between William D. Ernst and Plug Power Inc.(10)

10.22	Executive Severance Agreement dated as of January 11, 2006, by and between Paul J. Burton and Plug Power Inc.(10)

10.23	Executive Severance Agreement dated as of January 11, 2006, by and between Jos van der Hyden and Plug Power Inc.(10)

10.24	Form of Incentive Stock Option Agreement(10)

10.25	Form of Non-Qualified Stock Option Agreement for Employees(10)

10.26	Form of Non-Qualified Stock Option Agreement for Independent Directors(10)

10.27	Form of Restricted Stock Award Agreement(10)

10.28	Amendment No. 1 to the 1999 Stock Option and Incentive Plan(10)

10.29	First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between Mark A. Sperry and Plug Power Inc.(10)

10.30	First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between John F. Elter and Plug Power Inc.(10)

10.31	First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between Gerry L. Conway, Jr. and Plug Power Inc.(10)

10.32	First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between Allen K. Bucknam and Plug Power Inc.(10)

10.33	First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between William D. Ernst and Plug Power Inc.(10)

10.34	First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between Paul J. Burton and Plug Power Inc. (10)

10.35	First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between Jos Van der Hyden and Plug Power Inc.(10)

10.36	Executive Severance Agreement, dated as of October 30, 2006, by and between Allan Greenberg and Plug Power Inc.(11)

10.37	Severance Agreement, dated as of November 27, 2006, by and between Jean M. Nelson and Plug Power Inc.(12)

10.38	Executive Severance Agreement, dated as of November 27, 2006, by and between Jean M. Nelson and Plug Power Inc.(12)

10.39	Indemnification Agreement, dated as of November 27, 2006, by and between Jean M. Nelson and Plug Power Inc.(12)

10.40	Plug Power Executive Incentive Plan(13)

Exhibit No. and Description

23.1	Consent of KPMG LLP(14)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 1999.
(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 29, 2006.
(3)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File Number 333-86089).
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File Number 333-86089).
(6)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2002.
(7)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 11, 2006.
(8)	Incorporated by reference to the Company’s Form 10-K/A for the period ended December 31, 2005.
(9)	Incorporated by reference to the Company’s current Report on Form 8-K dated August 4, 2006.
(10)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2006.
(11)	Incorporated by reference to the Company’s current Report on Form 8-K dated November 17, 2006.
(12)	Incorporated by reference to the Company’s current Report on Form 8-K dated November 27, 2006.
(13)	Incorporated by reference to the Company’s current Report on Form 8-K dated February 22, 2007.
(14)	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Plug Power Inc.:

We have audited the accompanying consolidated balance sheets of Plug Power Inc. and subsidiaries (a development stage enterprise) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006, and for the period June 27, 1997 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the period June 27, 1997 (inception) to December 31, 2006 include amounts for the period from June 27, 1997 to December 31, 1997, and for each of the years in the three-year period ending December 31, 2000, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period June 27, 1997 through December 31, 2000, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plug Power Inc. and subsidiaries (a development stage enterprise) as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, and for the period June 27, 1997 (inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Plug Power Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York

March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Plug Power Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Plug Power Inc. and subsidiaries (a development stage enterprise) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Plug Power Inc. and subsidiaries (a development stage enterprise) maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Plug Power Inc. and subsidiaries (a development stage enterprise) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight board (United States), the consolidated balance sheets of Plug Power Inc. and subsidiaries as of December 31, 2006 and 2005, and related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006, and for the period June 27, 1997 (inception) to December 31, 2006, and our report dated March 15, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York

March 15, 2007

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$26,899,866	$21,877,726
Restricted cash	—	385,000
Available-for-sale securities	242,223,202	75,685,634
Accounts receivable, less allowance of $35,670 in 2006 and $0 in 2005	892,641	1,516,969
Inventory	5,558,710	4,692,515
Prepaid expenses and other current assets	3,706,400	1,524,004

Total current assets	279,280,819	105,681,848
Restricted cash	—	3,580,274
Property, plant and equipment, net	18,048,254	19,826,111
Goodwill	10,388,980	10,388,980
Other assets	201,859	307,164

Total assets	$307,919,912	$139,784,377

Liabilities and Stockholders’ Equity
Current liabilities:
Due to broker for security purchase	$5,000,000	$—
Accounts payable	1,989,983	2,660,130
Accrued expenses	2,596,990	3,835,973
Deferred revenue	2,692,320	3,148,048
Current portion of capital lease obligation and long-term debt	—	526,806

Total current liabilities	12,279,293	10,170,957
Long-term debt	—	3,603,641
Other liabilities	1,112,427	1,054,888

Total liabilities	13,391,720	14,829,486

Stockholders’ equity:
Class B Capital stock, a class of preferred stock, $0.01 par value per share; 5,000,000 shares authorized; 395,000 shares issued and outstanding at December 31, 2006 and 0 shares issued and outstanding at December 31, 2005	3,950	—
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 86,794,915 shares issued and outstanding at December 31, 2006 and 85,835,248 shares issued and outstanding at December 31, 2005	867,952	858,353
Additional paid-in capital	751,118,315	531,435,616
Accumulated other comprehensive loss	(70,480)	(257,120)
Deficit accumulated during the development stage	(457,391,545)	(407,081,958)

Total stockholders’ equity	294,528,192	124,954,891

Total liabilities and stockholders’ equity	$307,919,912	$139,784,377

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2006, 2005 and 2004 and Cumulative Amounts from Inception

	December 31, 2006	December 31, 2005	December 31, 2004	Cumulative Amounts from Inception
Product and service revenue	$2,656,475	$4,880,505	$5,305,648	$32,359,925
Research and development contract revenue	5,179,275	8,605,900	10,835,655	62,278,566

Total revenue	7,835,750	13,486,405	16,141,303	94,638,491
Cost of product and service revenue	4,832,994	4,097,647	5,367,897	34,130,437
Cost of research and development contract revenue	7,636,662	12,075,731	13,474,090	88,789,638
In-process research and development	—	—	—	12,026,640
Research and development expense:
Noncash stock-based compensation	2,819,368	1,574,101	2,591,156	11,625,544
Other research and development	38,757,866	34,745,181	32,611,633	334,776,660
General and administrative expense:
Noncash stock-based compensation	1,446,762	1,526,166	1,398,377	17,847,327
Other general and administrative	10,821,100	7,446,840	7,025,063	62,927,555

Operating loss	(58,479,002)	(47,979,261)	(46,326,913)	(467,485,310)
Interest income and net realized gains/losses from the sale of available-for-sale securities	8,340,250	2,166,740	1,452,593	30,019,650
Interest expense	(170,835)	(145,583)	(60,974)	(1,348,135)

Loss before equity in losses of affiliates	(50,309,587)	(45,958,104)	(44,935,294)	(438,813,795)
Equity in losses of affiliates	—	(5,785,358)	(1,803,533)	(18,577,750)

Net loss	$(50,309,587)	$(51,743,462)	$(46,738,827)	$(457,391,545)

Loss per share:
Basic and diluted	$(0.58)	$(0.66)	$(0.64)

Weighted average number of common shares outstanding	86,100,326	78,463,236	73,125,957

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006, 2005 and 2004 and cumulative amounts from inception

	December 31, 2006	December 31, 2005	December 31, 2004	Cumulative Amounts from Inception
Cash Flows From Operating Activities:
Net loss	$(50,309,587)	$(51,743,462)	$(46,738,827)	$(457,391,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,219,790	3,358,938	4,206,578	30,183,551
Equity in losses of affiliates	—	5,785,358	1,803,533	18,577,750
Amortization of intangible asset	—	687,500	2,750,000	15,124,501
Noncash prepaid development costs	—	—	708,481	10,000,000
(Gain) loss on disposal of property, plant and equipment	—	(5,000)	—	27,493
In-kind services	—	—	—	1,340,000
Stock-based compensation	4,266,130	2,888,685	4,137,202	29,295,113
Allowance for bad debts	35,670	—	—	35,670
Amortization of deferred grant revenue	—	—	(200,000)	(1,000,000)
Amortization and write-off of deferred rent	—	—	—	2,000,000
In-process research and development	—	—	—	7,042,640
Changes in assets and liabilities, net of effects of acquisition in 2003:
Accounts receivable	588,658	1,472,512	318,146	(708,970)
Inventory	(866,195)	(1,165,375)	(863,399)	(5,204,137)
Prepaid expenses and other current assets	(1,186,691)	(330,693)	(27,767)	(4,784,568)
Accounts payable and accrued expenses	(1,399,159)	1,709,644	(680,497)	3,417,710
Deferred revenue	(455,728)	(2,527,179)	690,295	3,692,320

Net cash used in operating activities	(46,107,112)	(39,869,072)	(33,896,255)	(348,352,472)

Cash Flows From Investing Activities:
Proceeds from acquisition	—	—	—	36,521,491
Integration costs and expenses associated with acquisition	—	—	—	(7,055,750)
Note receivable	(1,000,000)	—	—	(1,000,000)
Purchase of property, plant and equipment	(1,274,794)	(999,582)	(1,616,525)	(33,979,175)
Proceeds from disposal of property, plant and equipment	—	5,000	—	315,666
Purchase of intangible asset	—	—	—	(9,624,500)
Investment in affiliate	—	—	—	(1,500,000)
Proceeds from maturities and sales of available-for-sale securities	852,968,512	177,351,026	41,181,267	1,772,784,710
Purchases of available-for-sale securities	(1,014,319,441)	(204,938,727)	(76,217,470)	(2,010,078,393)

Net cash used in investing activities	(163,625,723)	(28,582,283)	(36,652,728)	(253,615,951)

Cash Flows From Financing Activities:
Proceeds from issuance of common and preferred stock	217,311,820	70,875,000	—	428,529,602
Proceeds from initial public offering, net	—	—	—	201,911,705
Stock issuance costs	(2,869,691)	(294,264)	—	(5,548,027)
Proceeds from stock option exercises and employee stock purchase plan	396,019	890,835	910,721	10,761,696
Cash released from escrow	3,965,274	365,000	345,000	—
Principal payments on long-term debt and capital lease obligations	(4,048,447)	(484,257)	(415,226)	(6,786,687)

Net cash provided by financing activities	214,754,975	71,352,314	840,495	628,868,289

Increase (decrease) in cash and cash equivalents	5,022,140	2,900,959	(69,708,488)	26,899,866
Cash and cash equivalents, beginning of period	21,877,726	18,976,767	88,685,255	—

Cash and cash equivalents, end of period	$26,899,866	$21,877,726	$18,976,767	$26,899,866

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the years ended December 31, 2006, 2005 and 2004

	Preferred stock		Common stock		Additional Paid-in Capital	Accumulated other comprehensive loss	Unamortized Value of Restricted Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2003	—	—	72,850,709	$728,506	$454,399,857	—	$(2,242,573)	$(308,599,669)	$144,286,121
Stock based compensation	—	—	290,200	2,904	2,353,582	—	—	—	2,356,486
Issuance of restricted stock	—	—	42,300	422	218,180	—	(218,602)	—	—
Amortization of restricted stock	—	—	—	—	—	—	1,780,716	—	1,780,716
Stock option exercises	—	—	95,960	960	500,348	—	—	—	501,308
Stock issued under employee stock purchase plan	—	—	71,709	717	408,696	—	—	—	409,413
Net loss	—	—	—	—	—	—	—	(46,738,827)	(46,738,827)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(482,391)	—	—	(482,391)

December 31, 2004	—	—	73,350,878	733,509	457,880,663	(482,391)	(680,459)	(355,338,496)	102,112,826
Public offering, net	—	—	12,000,000	120,000	70,460,736				70,580,736
Stock based compensation	—	—	323,586	3,236	2,204,990	—	—	—	2,208,226
Stock option exercises	—	—	82,082	821	515,865	—	—	—	516,686
Amortization of restricted stock	—	—	—	—	—	—	680,459	—	680,459
Stock issued under employee stock purchase plan	—	—	78,702	787	373,362	—	—	—	374,149
Net loss	—	—	—	—	—	—	—	(51,743,462)	(51,743,462)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	225,271	—	—	225,271

December 31, 2005	—	—	85,835,248	858,353	531,435,616	(257,120)	—	(407,081,958)	124,954,891
Private placement, net	395,000	3,950	11,240	112	214,438,067	—	—	—	214,442,129
Stock based compensation	—	—	839,800	8,401	4,849,699	—	—	—	4,858,100
Stock option exercises	—	—	7,958	80	31,271	—	—	—	31,351
Stock issued under employee stock purchase plan	—	—	100,669	1,006	363,662	—	—	—	364,668
Net loss	—	—	—	—	—	—	—	(50,309,587)	(50,309,587)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	186,640	—	—	186,640

December 31, 2006	395,000	$3,950	86,794,915	$867,952	$751,118,315	$(70,480)	$—	$(457,391,545)	$294,528,192

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the years ended December 31, 2006, 2005 and 2004

Comprehensive loss for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Net loss	$(50,309,587)	$(51,743,462)	$(46,738,827)
Other comprehensive income (loss)	186,640	225,271	(482,391)

Total comprehensive loss	$(50,122,947)	$(51,518,191)	$(47,221,218)

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

Liquidity

The Company’s cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our on-site energy products, market acceptance of our systems and other factors. The Company expects to continue to devote substantial capital resources to continue its development programs directed at commercializing on-site energy products for worldwide use, hiring and training production staff, developing and expanding manufacturing capacity, and continuing expansion of production and research and development activities. The Company will pursue the expansion of its operations through internal growth and strategic acquisitions and expects that such activities will be funded from existing cash and cash equivalents and available-for-sale securities and to a lesser extent, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance future cash requirements or consummate future acquisitions could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods. The Company anticipates incurring additional losses over at least the next several years and believes that its current cash, cash equivalents and available-for-sale securities balances will provide sufficient capital to fund operations for at least the next twelve months. At December 31, 2006, the Company had unrestricted cash, cash equivalents and available-for-sale securities in the amount of $269.1 million and working capital of $267.0 million.

In June 2006, the Company completed a private placement with Smart Hydrogen Inc. (the “Buyer”) whereby the Company sold 395,000 shares of Class B Capital Stock, a class of preferred stock of the Company, which are convertible into 39,500,000 shares of common stock, and 11,240 shares of common stock to the Buyer for a net purchase price of approximately $214.4 million, after payment of expenses relating to the issuance. The purchase price per share of the shares sold to the Buyer, on an as if-converted into common stock basis, was $5.50. The Buyer also contemporaneously purchased 1,825,000 shares of common stock of the Company from DTE Energy Foundation. Following the closing of these transactions, the Buyer owned approximately 35% of the Company’s outstanding common stock on an as if-converted basis.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2005, the Company completed a public offering of 12.0 million shares of common stock. The Company received net proceeds of $70.6 million after payment of expenses and placement fees relating to the issuance and distribution of the securities.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Plug Power Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents and Restricted Cash

Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.

At December 31, 2005, the Company had restricted cash of $4.0 million that was required to be placed in escrow to collateralize debt related to the purchase of real estate. The escrowed amounts were recorded under the captions “Restricted cash” in the accompanying consolidated balance sheets. This debt was repaid during 2006 and the restriction on this cash was eliminated.

Available-for-sale Securities

Management determines the appropriate classification of its investments in available-for-sale securities at the time of purchase and reevaluates such determinations at each balance sheet date. Available-for-sale securities include debt obligations and mortgage-backed securities, which are carried at estimated fair value. These investments are considered available-for-sale, and the difference between the amortized cost and the estimated fair value of these securities is reflected in accumulated other comprehensive income as a separate component of stockholders’ equity. The Company has had no investments that qualify as trading or held to maturity. The cost of securities sold is based on the specific identification method. Security transactions are recognized on a trade date basis. Premiums and discounts on securities are amortized and accredited over the term of the security using the interest method. When a decline in market value of a security is considered other-than-temporary, the cost basis of the individual security is written down to estimated fair value as the new cost basis and the loss is charged to net security gains (losses) in the consolidated statement of operations.

Inventory

Inventory is stated at the lower of average cost or market value and generally consists primarily of raw materials. At December 31, 2006, inventory includes 43 completed units shipped on a consignment basis, valued at approximately $573,000.

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

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill represents the excess of costs over fair value of H Power net assets acquired during 2003. Amortized intangible assets, including purchased technology and other intangible assets, were carried at cost less accumulated amortization. These assets became fully amortized during 2005.

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

The Company’s initial sales of GenSys® and GenCore® 5T products contain multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment upon delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within contractual arrangements are not accounted for separately based on the Company’s limited commercial experience and available evidence of fair value of the different components. As a result, the Company defers recognition of product and service revenue and recognizes revenue on a straight-line basis over the stated contractual term, or over the expected term if it is probable that the contractual term will be extended, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. The costs associated with the product, service and other obligations are expensed as they are incurred. At both December 31, 2006 and 2005, the Company had deferred product and service revenue in the amount of $2.2 million.

As the Company gains commercial experience, including field experience relative to service and warranty based on the sales of initial products, the fair values for the multiple elements within future contracts may become determinable and the Company may, in future periods, recognize revenue upon delivery of the product or may continue to defer recognition, based on application of appropriate guidance within Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.

Research and Development Contract Revenue

Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 51%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. At December 31, 2006 and 2005, the Company had deferred research and development contract revenue in the amount of $461,000 and $216,000, respectively.

Property, Plant and Equipment

Property, plant and equipment are originally recorded at cost. Machinery and equipment under capital leases are originally recorded at the present value of minimum lease payments. Maintenance and repairs are expensed as costs are incurred.

Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Machinery and equipment under capital leases are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records depreciation and amortization of buildings, building improvements and machinery and equipment over the following estimated useful lives:

Buildings	20 years
Building improvements	5–20 years
Machinery and equipment	3–15 years

Investment in Affiliate

The Company’s investment in GE Fuel Cell Systems LLC was accounted for under the equity method. The Company recognized a loss when there was an other than temporary decline in value in the investment in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock.”

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Research and Development

Costs incurred in research and development by the Company are expensed as incurred.

Stock-Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 10, Employee Benefit Plans.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 Revised (FAS 123R), “Share-Based Payment”, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

service period. The accounting provisions of FAS 123R have been adopted by the Company as of January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist filers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on FAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. The Company has applied the principles of SAB 107 in conjunction with its adoption of FAS 123R.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year, using the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under the original FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations as permitted under FAS 123. Under the intrinsic value method, stock-based compensation was only recognized by the Company due to modifications in option provisions, since the exercise price of the Company’s stock options granted to employees and directors usually equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the option’s requisite service period.

The Company estimates the fair value of stock-based awards using a Black-Scholes valuation model. Stock-based compensation expense is recorded in “Research and development expense—Noncash stock-based compensation” and “General and administrative expense—Noncash stock-based compensation” in the consolidated statements of operations based on the employees’ respective function.

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, unless the Company cannot recognize the deduction (i.e. the Company is in a net operating loss (NOL) position), based on the amount of compensation cost recognized and the Company’s statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in additional paid-in capital if the tax deduction exceeds the deferred tax asset or in the consolidated statements of operations if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards. No tax benefit or expense for stock-based compensation has been recorded during the years ended December 31, 2006, 2005 and 2004 since the Company remains in a NOL position.

The Company continues to record the fair market value of stock options granted to non-employees and non-directors in exchange for services in accordance with EITF Issue No. 96-18, “Accounting for Equity

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, in the consolidated statements of operations.

Per Share Amounts

The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, “Earnings Per Share”, which establishes standards for computing and presenting loss per share. Basic earnings per common share are computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options and warrants) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, if any, computed by dividing net earnings by the combination of dilutive common share equivalents, comprised of shares issuable under outstanding investment rights, warrants and the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Since the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same.

The following table provides the components of the calculations of basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net loss	$(50,309,587)	$(51,743,462)	$(46,738,827)

Denominator:
Weighted average number of common shares	86,100,326	78,463,236	73,125,957

No options, warrants, securities convertible into common stock (such as the Company’s preferred stock), or unvested restricted stock outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
Stock options	6,511,563	5,504,729	4,712,064
Unvested restricted stock	430,623	—	—
Preferred stock(1)	39,500,000	—	—
Warrants	—	725,000	725,000

Number of dilutive potential common shares	46,442,186	6,229,729	5,437,064

(1)	The preferred stock amount represents the dilutive potential common shares of the 395,000 shares of Class B capital stock issued on June 29, 2006.

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

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (FAS 158), which requires the recognition of the over funded or under funded status of a defined benefit postretirement plan in a company’s balance sheet. This portion of the new guidance is effective on December 31, 2006. Additionally, the pronouncement eliminates the option for companies to use a measurement date prior to their fiscal year-end effective December 31, 2008. The adoption of FAS 158 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS No. 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. FAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of FAS No. 157.

3. Available-for-sale Securities

The amortized cost and estimated fair value of the Company’s available-for-sale securities as of December 31, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate Debt Securities	$110,413,628	$66,072	$(45,221)	$110,434,479
Auction Rate Debt Securities-US/Political Subdivisions	49,900,000	—	—	49,900,000
Mortgage-backed Securities	81,980,054	12,234	(103,565)	81,888,723

	$242,293,682	$78,306	$(148,786)	$242,223,202

The amortized cost and estimated fair value of the Company’s available-for-sale securities as of December 31, 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate Debt Securities	$19,653,727	$12,369	$(181,998)	$19,484,098
Auction Rate Debt Securities-US/Political Subdivisions	35,450,000	—	—	35,450,000
Mortgage-backed Securities	20,839,027	12,126	(99,617)	20,751,536

	$75,942,754	$24,495	$(281,615)	$75,685,634

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are estimated fair values and unrealized losses of the Company’s available-for-sale securities that are in an unrealized loss position as of December 31, 2006:

	Less than 12 months		More than 12 months
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate Debt Securities	$24,802,577	$(20,394)	$8,934,835	$(24,827)
Auction Rate Debt Securities-US/Political Subdivisions	—	—	—	—
Mortgage-backed Securities	4,882,653	(23,854)	55,896,040	(79,711)

	$29,685,230	$(44,248)	$64,830,875	$(104,538)

The following are estimated fair values and unrealized losses of the Company’s available-for-sale securities that are in an unrealized loss position as of December 31, 2005:

	Less than 12 months		More than 12 months
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate Debt Securities	$5,009,703	$(31,701)	$2,343,933	$(150,297)
Auction Rate Debt Securities-US/Political Subdivisions	—	—	—	—
Mortgage-backed Securities	8,391,001	(43,048)	8,983,303	(56,567)

	$13,400,704	$(74,749)	$11,327,236	$(206,864)

The above tables represent 23 and 21 securities where the current fair value is less than the related amortized cost at December 31, 2006 and 2005, respectively. These unrealized losses do not reflect any deterioration of the credit worthiness of the issuers of the securities. All securities are of investment grade. The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities and changes in market spreads as a result of shifts in supply and demand. The Company has the ability and intent to hold these securities to maturity at which time full recovery of the investment is expected.

The following represents contractual maturities of available-for-sale securities at December 31, 2006. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay their obligations:

Due in	Amortized Cost	Estimated Fair Value
2007	$145,313,710	$141,287,822
2008-2011	92,999,972	97,955,380
2012-2016	—	—
2017 and thereafter	3,980,000	2,980,000

	$242,293,682	$242,223,202

The Company recognized gross gains, gross losses and proceeds on available-for-sale securities for each of the years ended December 31 as follows:

	2006	2005	2004
Proceeds on sales	$29,284,989	$802,878	$17,084,436
Proceeds on maturities	823,683,523	176,548,148	24,096,831
Gross realized gains	80,318	313	349,058
Gross realized losses	12,396	74,536	1,476

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investment in Affiliate

In February 1999, the Company entered into an agreement with GE MicroGen, Inc. to form GE Fuel Cell Systems, LLC (GEFCS), to exclusively market, distribute, install and service certain of its PEM fuel cell systems under 35 kW designed for use in residential, commercial and industrial stationary power applications on a global basis, with the exception of the states of Illinois, Indiana, Michigan and Ohio, in which DTE Energy Technologies, Inc. (DTE), has exclusive distribution rights. GE MicroGen, Inc. is a wholly owned subsidiary of General Electric Company that operates within the GE Energy.

In connection with the original formation of GEFCS, the Company issued 2,250,000 shares of its common stock to GE MicroGen, Inc. in exchange for a 25% interest in GEFCS. As of the date of issuance of such shares, the Company capitalized $11.3 million, the fair value of the shares issued, under the caption “Investment in affiliates” in the accompanying consolidated financial statements. In accordance with the terms of the agreement, General Electric Company agreed to provide capital in the form of a loan not to exceed $8.0 million, to fund the operations of GEFCS.

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

The Company accounted for its interest in GEFCS on the equity method of accounting and adjusted its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying consolidated statements of operations. Additionally, during the fourth quarter of fiscal 2005 the Company recorded an other than temporary impairment of its investment in GEFCS in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”. The charge was recorded to fully write-off our investment primarily as a result of a shift in the Company’s business strategy away from residential fuel cells, for which GEFCS was well suited as a distribution partner, to back-up power generation, for which GEFCS is not a natural partner. Accordingly, an other than temporary impairment in the amount of $4.0 million was recorded and is included in the caption “Equity in losses of affiliates” in the consolidated statements of operations for the year ended December 31, 2005. For the years ended December 31, 2006, 2005 and 2004, equity in losses of affiliates related to GEFCS, including the other than temporary impairment in 2005 was $0, $5.8 million and $1.8 million, respectively.

On March 24, 2006, the Company, GE MicroGen, Inc., and GE restructured their service and equity relationships by terminating the joint venture and the associated distributor and other agreements, and entering into a new development collaboration agreement. Under the new agreement, the Company and GE (through its Global Research unit) have agreed to collaborate on programs including but not limited to development of tools, materials and components that can be applied to various types of fuel cell products. The specific programs to be undertaken under the agreement, and the detailed terms and conditions thereof, remain subject to agreement by both parties. It is anticipated that such programs could also include continued collaboration on sales and

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

marketing opportunities for the Company’s products between the Company and GE. Under the terms of the new development collaboration agreement, the Company is obligated to purchase $1 million of services from GE in connection with this collaboration prior to December 31, 2008. The development collaboration agreement is scheduled to terminate on the earlier of (i) December 31, 2014 or (ii) upon completion of a certain level of program activity.

The Company and GE agreed that GEFCS was not an effective entity for marketing the Company’s products. Accordingly, the exclusive product distribution and service rights that had been granted by the Company to GEFCS reverted back to the Company and, in the case of certain products, the Company will no longer be required to pay commissions to GE on third-party sales. The Company may now freely sell its products to the partners and customers it determines are most effective in executing its business plan, with no further obligations to GE.

5. Property, Plant and Equipment

Property, plant and equipment at December 31, 2006 and 2005 consist of the following:

	December 31, 2006	December 31, 2005
Land	$90,000	$90,000
Buildings	14,557,080	14,557,080
Building improvements	6,705,606	6,701,412
Machinery and equipment	24,326,713	23,060,530

	45,679,399	44,409,022
Less accumulated depreciation and amortization	(27,631,145)	(24,582,911)

Property, plant, and equipment, net	$18,048,254	$19,826,111

Depreciation expense was $3.1 million, $3.1 million and $4.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in other research and development and other general and administrative expenses on the accompanying consolidated statements of operations.

6. Goodwill and Other Intangible Assets

No changes in the carrying amount of goodwill occurred during the year ended December 31, 2006.

Amortization expense, including the other than temporary impairment noted above, for acquired intangible assets during the years ended December 31, 2006, 2005 and 2004 was $0 million, $6.5 million, and $4.5 million, respectively. All acquired identifiable intangible assets were fully amortized as of December 31, 2005.

7. Debt

In connection with the Company’s purchase of real estate in July, 1999, the Company assumed a $6.2 million letter of credit issued by KeyBank National Association for the express purpose of servicing $6.2 million of debt related to Industrial Development Revenue Bonds issued by the Town of Colonie Industrial Development Agency in favor of the acquired property. The debt was repaid by the Company in November 2006.

The outstanding balance of the debt as of December 31, 2006 and 2005 was $0 and $4.0 million, respectively and the amount of the corresponding escrow requirement as of December 31, 2006 and 2005 was $0 and $4.0 million, respectively, and was recorded under the balance sheet caption “Restricted cash.”

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Accrued Expenses

Accrued expenses at December 31, 2006 and 2005 consist of:

	2006	2005
Accrued payroll and compensation related costs	$1,097,387	$1,330,475
Accrual for closure of H Power facilities	—	642,650
Other accrued liabilities	1,499,603	1,862,848

	$2,596,990	$3,835,973

9. Income Taxes

There was no current income tax expense for the years ended December 31, 2006, 2005 and 2004. The Company was a Limited Liability Company (LLC) until its merger into Plug Power Inc. effective November 3, 1999. From inception through November 3, 1999, the Company was treated as a partnership for federal and state income tax purposes and accordingly the Company’s income taxes or credits resulting from earnings or losses were payable by, or accrued to its members. Therefore, no provision for income taxes has been made prior to November 3, 1999.

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

The significant components of deferred income tax (benefit) expense for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years ended December 31,
	2006	2005	2004
Deferred tax (benefit)/expense	$(2,615,824)	$(2,045,729)	$420,106
Net operating loss carry forward	(17,361,668)	(10,872,793)	(17,250,973)
Valuation allowance	19,977,492	12,918,522	16,830,867

Provision for income taxes	$—	$—	$—

The Company’s effective income tax rate differed from the Federal statutory rate as follows:

	Years ended December 31,
	2006	2005	2004
Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Deferred state taxes, net of federal benefit	(3.0)	(2.9)	(4.9)
Other, net	1.1	0.0	0.1
Adjustment to opening deferred tax balance	.7	16.5	7.1
Tax credits	(3.0)	(3.6)	(3.3)
Change in valuation allowance	39.2	25.0	36.0

	0.0%	0.0%	0.0%

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets and liabilities as of December 31, 2006 and 2005 consist of the following tax effects relating to temporary differences and carryforwards:

	Years ended December 31,
	2006	2005
Deferred tax assets:
Intangible assets	$557,260	$927,342
Stock-based compensation	365,484	365,484
Deferred revenue	1,275,131	1,196,258
Investment in affiliates	—	6,168,889
Other reserves and accruals	355,143	277,160
Capital loss carryforwards	6,768,435	884,545
Tax credit carryforwards	13,976,769	12,791,495
Property, plant and equipment	529,330	340,496
Amortization of stock-based compensation	1,739,941	—
Net operating loss	186,158,367	168,796,699

Total deferred tax assets	211,725,860	191,748,368
Less valuation allowances	(211,725,860)	(191,748,368)

Net deferred tax assets and liabilities	$—	$—

The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2006 and 2005 of approximately $211.7 million and $191.7 million, respectively. The increase of approximately $20.0 million during 2006 relates primarily to $17.4 million net operating losses incurred in 2006. The deferred tax assets have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards may not be realized. Included in the valuation allowance as of December 31, 2006 and 2005 are $14.2 million and $14.9 million, respectively, of deferred tax assets resulting from the exercise of employee stock options, which upon subsequent realization of the tax benefits, will be allocated directly to paid-in capital.

At December 31, 2006, the Company has unused Federal and State net operating loss carryforwards of approximately $489.9 million, of which $81.6 million was generated from the operations of H Power during the period May 31, 1989, through the date of the H Power acquisition and $408.3 million was generated by the Company during the period October 1, 1999 through December 31, 2006. The net operating loss carryforwards if unused will expire at various dates from 2007 through 2026. In 2006, net operating loss carryforwards of $406,000 acquired as part of the H Power transaction expired.

Under Section 382 of the Internal Revenue Code, the use of loss carryforwards may be limited if a change in ownership of a company occurs. The Company has determined that due to transactions involving the Company’s shares by significant shareholders, a change of ownership has occurred under the provisions of IRC Section 382. As a result of this change of ownership, the usage of a portion, which may be substantial, of the above net operating loss amounts, has become limited. The Company is in the process of determining the impact of this limitation. Once determined, the deferred tax asset related to the net operating loss and an equivalent amount of valuation allowance in the table above will be adjusted accordingly.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Stockholders’ Equity

From inception through December 31, 2006, our stockholders in the aggregate have contributed $635.7 million in cash to the Company, including a net $214.4 million as a result of our June 29, 2006 transaction with Smart Hydrogen Inc. (the “Buyer”). The Company sold 395,000 shares of Class B Capital Stock, a class of preferred stock of the Company, which are convertible into 39,500,000 shares of common stock of the Company, and 11,240 shares of common stock of the Company to the Buyer. The purchase price of the shares sold to the Buyer, on an as-converted into common stock basis, was $5.50 per common share.

Preferred Stock

The Company has authorized 5.0 million shares of preferred stock, par value $.01 per share. The Company’s certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2006, there were 395,000 shares of preferred stock issued and outstanding.

Common Stock

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of December 31, 2006 there were 86,794,915 shares of common stock issued and outstanding.

The following represents a summary of the issuances of shares of common stock since inception.

	No. of Common Shares	Cash Contribution	Noncash Contribution		Total Capital Contribution
1997
DTE Energy Company	4,750,000	$4,750,000	$—		$4,750,000
Mechanical Technology Incorporated	4,750,000	—	4,750,000	(a)	4,750,000

	9,500,000	4,750,000	4,750,000		9,500,000

1998
DTE Energy Company	4,950,000	7,750,000	—		7,750,000
Mechanical Technology Incorporated	2,700,000	3,000,000	550,000	(a)	3,550,000
Stock based compensation and other noncash transactions	—	—	212,000	(c)	212,000

	7,650,000	10,750,000	762,000		11,512,000

1999
Edison Development Corporation	4,004,315	28,697,782	—		28,697,782
Mechanical Technology Incorporated	6,254,315	24,000,000	8,897,782	(a)	32,897,782
General Electric Company	5,250,000	37,500,000	11,250,000	(b)	48,750,000
Other private investors	3,549,850	25,045,000	—		25,045,000
Initial public offering-net	6,782,900	92,971,878	—		92,971,878
Stock option exercises	24,128	41,907	—		41,907
Stock based compensation and other noncash transactions	—	—	978,800	(c)	978,800

	25,865,508	208,256,567	21,126,582		229,383,149

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	No. of Common Shares	Cash Contribution	Noncash Contribution		Total Capital Contribution
2000
Stock option exercises	632,378	3,793,028	—		3,793,028
Stock issued under employee stock purchase plan	32,717	408,452	—		408,452
Stock issued for development agreement	104,869	—	5,000,000	(d)	5,000,000
Stock issued for equity in affiliate	7,000	—	827,750	(e)	827,750
Stock based compensation and other noncash transactions	3,041	—	8,936,779	(c)	8,936,779

	780,005	4,201,480	14,764,529		18,966,009

2001
Edison Development Corporation	416,666	4,800,000	—		4,800,000
General Electric Company	416,666	4,800,000	—		4,800,000
Public offering-net	4,575,000	51,588,551	—		51,588,551
Stock option exercises	760,531	2,051,954	—		2,051,954
Stock issued under employee stock purchase plan	73,132	730,592	—		730,592
Stock issued for development agreement	96,336	—	3,000,000	(d)	3,000,000
Stock option issued to affiliate	—	—	5,000,000	(f)	5,000,000
Stock based compensation and other noncash transactions	189,084	—	2,013,177	(c)	2,013,177

	6,527,415	63,971,097	10,013,177		73,984,274

2002
Stock option exercises	138,567	708,931	—		708,931
Stock issued under employee stock purchase plan	78,208	395,679	—		395,679
Stock issued for development agreement	243,383	—	2,000,000	(d)	2,000,000
Stock based compensation and other noncash transactions	213,987	—	1,807,593	(c)	1,807,593

	674,145	1,104,610	3,807,593		4,912,203

2003
Public offering, net	11,700,000	54,967,204	—		54,967,204
Stock option exercises	35,033	84,973	—		84,973
Stock issued under employee stock purchase plan	90,380	348,605	—		348,605
Stock issued in acquisition of H Power	9,063,080	—	46,260,576	(g)	46,260,576
Stock based compensation	965,143	—	2,966,797	(c)	2,966,797

	21,853,636	55,400,782	49,227,373		104,628,155

2004
Stock option exercises	95,960	501,308	—		501,308
Stock issued under employee stock purchase plan	71,709	409,413	—		409,413
Stock based compensation	332,500	—	4,137,202	(c)	4,137,202

	500,169	910,721	4,137,202		5,047,923

2005
Public offering, net	12,000,000	70,580,736	—		70,580,736
Stock option exercises	82,082	516,686	—		516,686
Stock issued under employee stock purchase plan	78,702	374,149			374,149
Stock based compensation	323,586	—	2,888,685	(c)	2,888,685

	12,484,370	71,471,571	2,888,685		74,360,256

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	No. of Preferred Shares	No. of Common Shares	Cash Contribution		Noncash Contribution		Total Capital Contribution
2006
Stock offering, net	395,000	11,240	214,442,129	(h)	—		214,442,129
Stock option exercises	—	7,958	31,351		—		31,351
Stock issued under employee stock purchase plan	—	100,669	364,668				364,668
Stock based compensation	—	839,800	—		4,858,100	(c)	4,858,100

	395,000	959,667	214,838,148		4,858,100		219,696,248

Total as of December 31, 2006	395,000	86,794,915	$635,654,976		$116,335,241		$751,990,217

a.	Since inception, Mechanical Technology Incorporated has contributed in-process research and development of $4,042,640; certain net assets at inception of $707,360; $2,000,000 of deferred rent related to a below market lease for office and manufacturing facilities; $500,000 of in-kind services; land and buildings valued at approximately $4,697,782; and research contracts valued at approximately $2,250,000.
b.	In February 1999, the Company issued 2,250,000 shares of common stock to GE MicroGen, Inc. in exchange for a 25% interest in GE Fuel Cell Systems, LLC. The fair value of the shares issued of $11,250,000 was recorded under the balance sheet caption “Investment in affiliates”. See Note 4.
c.	These issuances primarily represent stock based compensation issued to employees, consultants and others for services performed. These amounts are recorded at the fair value of the issuance on the date the compensation is awarded.
d.	Represents the fair value of shares issued to Engelhard Corporation for the development and supply of advanced catalysts as part of a development agreement discussed in Note 15.
e.	Represents the fair value of shares issued along with cash for a 28% ownership interest in Advanced Energy Incorporated.
f.	Represents the fair value of an option to purchase 725,000 shares of the Company’s common stock issued to GE Power Systems Equities, Inc. as part of the amendment to the GE Fuel Cell Systems LLC distribution agreement. See Note 4.
g.	Represents the fair value of shares issued related to the acquisition of H Power.
h.	On June 29, 2006, Smart Hydrogen, Inc. purchased 395,000 shares of Class B Capital Stock, a class of preferred stock, along with the 11,240 shares of common stock, for net proceeds of $214,438,179.

11. Employee Benefit Plans

1999 Employee Stock Purchase Plan

In 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Plan”) under which employees are eligible to purchase shares of the Company’s common stock at a discount through periodic payroll deductions. The Plan is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of six month offering periods at a purchase price equal to 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever is lower. Participants may elect to have up to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $12,500 within any offering period. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan. The Company issued 100,669, 78,702 and 71,709 shares of stock under the Plan during 2006, 2005, and 2004, respectively.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under SFAS No. 123(R), the 15% discount and the look-back feature are considered compensatory items for which expense must be recognized. The Company values Plan shares as a combination position consisting of 15% of a share of nonvested stock and 85% of a six-month stock option. The value of the nonvested stock is estimated based on the fair market value of the Company’s common stock at the beginning of the offering period, and an expected life of six months. The resulting per-share value is multiplied by the shares estimated to be purchased during the offering period based on historical experience to arrive at a total estimated compensation cost for the offering period. The estimated compensation cost is recognized on a straight-line basis over the offering period.

Stock Option Plans (the “Option Plans”)

1997 Stock Option Plan

Effective July 1, 1997, the Company established a stock option plan to provide employees, consultants, and members of the Board of Directors the ability to acquire an ownership interest in the Company (“1997 Stock Option Plan”). Options for employees issued under this plan generally vested 20% per year and expire ten years after issuance. Options granted to members of the Board generally vested 50% upon grant and 25% per year thereafter. Options granted to consultants generally vested one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each of the next two anniversaries thereafter. At December 31, 2006, there were 841,801 options outstanding and vested under this plan. Although no further options will be granted under this plan, the options previously granted will be exercisable for shares of common stock until their expiration dates are reached.

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

At December 31, 2006 there were approximately 5.7 million options granted and outstanding, and 2,964,082 options available to be issued under the 1999 Stock Option Plan. The number of shares of common stock available for issuance under the Plan will increase by the amount of any forfeitures under the 1999 Stock Option Plan and under the 1997 Stock Option Plan. The number of shares of common stock under the 1999 Stock Option Plan will further increase January 1 and July 1 of each year by an amount equal to 16.45% of any net increase in the total number of common shares of stock outstanding. The 1999 Stock Option Plan permits the Company to: grant incentive stock options; grant non-qualified stock options; grant stock appreciation rights; issue or sell common stock with vesting or other restrictions, or without restrictions; grant rights to receive common stock in the future with or without vesting; grant common stock upon the attainment of specified performance goals; and grant dividend rights in respect of common stock. Options for employees issued under this plan generally vest in equal annual installments over periods of three or four years and expire ten years after issuance. Options granted to members of the Board generally vest one year after issuance. Options granted to consultants generally vested one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each of the next two anniversaries thereafter. To date, options granted under the 1999 Stock Option Plan have vesting provisions ranging from immediate vesting to five years in duration and expire ten years after issuance.

Prior to January 1, 2006, the Company had elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, in accounting for employee stock-based compensation and to provide the disclosures required under FAS 123. APB Opinion No. 25 required no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee option grants where the exercise price is equal to or not less than 85 percent of the market value at the date of grant. However, APB Opinion No. 25 required recognition of compensation expense for variable award plans and options issued to non-employees over the vesting periods of such plans, based upon the then-current market values of the underlying stock.

As discussed in Note 2, “Summary of Significant Accounting Policies”, effective January 1, 2006, the Company adopted the fair value recognition provisions for stock-based awards granted to employees using the modified prospective application method provided by FAS 123R. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. For the year ended December 31, 2006, the Company recorded expense of approximately $4.3 million in connection with its share-based payment awards. Prior period financial information has not been restated.

Compensation cost associated with employee stock options represented approximately $2.2 million of the total share-based payment expense recorded for the year ended December 31, 2006. The Company estimates the fair value of stock options and shares issued under the employee stock purchase plan using a Black-Scholes valuation model consistent with the provisions of FAS 123R and SAB 107, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, an appropriate risk-free rate, and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 1,168,450 and 1,101,600 options granted during the years ended December 31, 2006 and 2005, respectively were as follows:

	2006	2005	2004
Dividend yield:	0%	0%	0%
Expected term of options (years):	6	5	5
Risk free interest rate:	4.37% -5.045%	3.71%-4.45%	3.07%-3.93%
Volatility:	60%-65%	56%	56%

The Company’s estimate of an expected option term was calculated in accordance with the SAB 107 simplified method for calculating the expected term assumption. The estimated stock price volatility was derived based upon a blend of implied volatility and the Company’s actual historic stock prices over the past six years, which represents the Company’s best estimate of expected volatility.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for the year December 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	5,544,110	$10.24	5.80

Granted	1,168,450	5.05
Exercised	(7,958)	3.94
Forfeited or expired	(193,039)	7.32

Options outstanding at December 31, 2006	6,511,563	$9.40	5.8	$1,377,952

Options exercisable at December 31, 2006	4,864,713	$10.78	4.81	$1,334,952

Options fully vested at December 31, 2006 and those expected to vest beyond December 31, 2006	6,412,752	$9.45	5.78	$1,335,676

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $3.00, $2.74 and $3.53, respectively. The total intrinsic value of options exercised and cash received by the Company from option exercises during the year ended December 31, 2006 was approximately $13,200 and $33,500, respectively. As of December 31, 2006, there was approximately $3.2 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.1 years. The total fair value of stock options that vested during years ended December 31, 2006 and 2005 was approximately $2.2 million and $2.2 million, respectively.

The following table summarizes information about the stock options outstanding and exercisable under the Option Plans at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price range	Shares	Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.00 – 14.00	5,902,118	6.1	$6.61	4,255,268	$7.11
14.01 – 28.00	392,705	3.4	17.90	392,705	17.90
28.01 – 42.00	—	—	—	—	—
42.01 – 56.00	99,000	3.4	44.41	99,000	44.41
56.01 – 70.00	21,200	3.4	66.39	21,200	66.39
70.01 – 84.00	11,700	3.1	83.50	11,700	83.50
84.01 – 98.00	67,240	3.5	96.22	67,240	96.22
98.01 – 112.00	17,600	3.2	106.75	17,600	106.75

	6,511,563	5.8	9.40	4,864,713	10.78

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of restricted stock activity for the year ended December 31, 2006 is as follows:

	Shares	Aggregate Intrinsic Value
Granted	458,473	$2,307,816
Forfeited	(6,850)	(38,223)
Vested	(21,000)	(117,180)

Unvested restricted stock outstanding at December 31, 2006	430,623	$2,152,413

The restricted stock awards generally vest in equal installments over a period of three years. The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense of approximately $500,000 associated with its restricted stock awards in the twelve months ended December 31, 2006. As of December 31, 2006, there was approximately $1.6 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a remaining weighted average period of 2.6 years.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to its stock-based employee compensation for the each of the years ended:

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(51,743,462)	$(46,738,827)
Add: Stock-based employee compensation expense included in reported net loss	3,100,267	3,989,533
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(7,292,499)	(11,450,940)

Proforma net loss	$(55,935,694)	$(54,200,234)

Loss per share:
Basic and diluted—as reported	$(0.66)	$(0.64)

Basic and diluted—pro forma	$(0.71)	$(0.74)

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 25% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings or less actual losses thereon. Participants are vested in the Company’s matching contribution based on the years of service completed. Participants are fully vested upon completion of three years of service. During 2002, the Company began funding its matching contribution in common stock. Accordingly, the Company has issued 199,124, 147,294 and 139,190 shares of common stock to the Plug Power Inc. 401(k) Savings & Retirement Plan during 2006, 2005 and 2004, respectively.

The Company’s expense for this plan, including the issuance of shares, was approximately $915,000, $908,000 and $950,000 for years ended December 31, 2006, 2005 and 2004, respectively.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Other Related Party Transactions

The Company has an exclusive distribution agreement with DTE Energy Technologies, Inc. (an affiliate of Edison Development Company and DTE Energy Corporation) for the states of Michigan, Ohio, Illinois, and Indiana. Under the agreement the Company can sell directly or negotiate nonexclusive distribution rights to third parties for the GenCore® backup power product line, and the GenSite™ hydrogen generation product line. Starting in the fourth quarter of 2004 for GenCore® and in the fourth quarter of 2004 for GenSite™, the Company has agreed to pay a 5% commission to DTE Energy Technologies, Inc., based on sales price of units shipped to the above noted states. The distribution agreement expires on December 31, 2014.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents, restricted cash, accrued interest receivable and payable, and notes receivable: The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short maturities of these instruments.

Available-for-sale securities: Available-for-sale securities includes investments in debt and mortgage-backed securities which are carried at estimated fair value. At December 31, 2006 and 2005, the Company recorded an accumulated comprehensive loss of $70,000 and $257,000, respectively.

Long-term debt: The fair value of the Company’s long-term debt in the consolidated balance sheets approximates the carrying value at December 31, 2005. The debt accrued interest at a variable rate of interest which was approximately 4.44% at December 31, 2005.

14. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and noncash financing and investing activities which occurred during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Cash paid for interest	$160,124	$133,805	$63,384
Equipment financed under capital lease obligations	—	189,075	129,900
Stock-based compensation accrual impact	591,970	(211,582)	147,669
Change in unrealized gain/loss on available-for-sale securities	186,640	225,271	(482,391)
Due to broker for security purchase	5,000,000	—	—

15. Commitments and Contingencies

Alliances and development agreements:

Pemeas: Our joint development agreement with Pemeas to develop, on an exclusive basis for certain applications, a high temperature membrane electrode unit (MEU) for stationary fuel cell systems expired on June 30, 2006. We continue to work with Pemeas on a nonexclusive basis under a project funded by the

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

European Commission. During 2006, Pemeas was acquired by BASF. This acquisition is not expected to materially modify the agreement the Company has with them.

Engelhard: We have an agreement with Engelhard for the development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. The supply agreement with Engelhard specifies the rights and obligations for Engelhard to supply products to us until 2013. During 2006, Engelhard was acquired by BASF. This acquisition is not expected to materially modify the agreement the Company has with them.

Home Energy Station: We have been developing technology in support of the automotive fuel cell market under a series of agreements with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd., under which we have exclusively and jointly developed and tested three phases of prototype fuel cell systems that provide electricity and heat to a home or business, while also providing hydrogen fuel for a fuel cell vehicle (the “Home Energy Station”). Since 2003, we have successfully demonstrated three successive prototype generations of the Home Energy Station at Honda R&D Americas’ facility in Torrance, California and at Plug Power’s facility in Latham, NY. The companies are currently collaborating on the fourth generation prototype Home Energy Station pursuant to the latest agreement signed in early 2006. Across each generation of the HES, we have significantly reduced size and weight, as well as improved performance.

General Electric Company (GE) Entities: On March 24, 2006, the Company, GE MicroGen, Inc., and GE restructured their service and equity relationships by terminating the joint venture and the associated distributor and other agreements, and entering into a new development collaboration agreement. Under the new agreement, the Company and GE (through its Global Research unit) have agreed to collaborate on programs including but not limited to development of tools, materials and components that can be applied to various types of fuel cell products. The specific programs to be undertaken under the agreement, and the detailed terms and conditions thereof, remain subject to agreement by both parties. It is anticipated that such programs could also include continued collaboration on sales and marketing opportunities for the Company’s products between the Company and GE. Under the terms of the new development collaboration agreement, the Company is obligated to purchase $1 million of services from GE in connection with this collaboration prior to December 31, 2008. The development collaboration agreement is scheduled to terminate on the earlier of (i) December 31, 2014 or (ii) upon the completion of a certain level of program activity.

Leases:

In 2005 and 2004, the Company leased certain equipment under capital lease transactions with an original cost of $189,075 and $129,900, respectively. As of December 31, 2005 and 2004 there were no lease payments due under these capital lease transactions. The Company also has several noncancelable operating leases, primarily for warehouse facilities and office space that expire over the next five years. Rental expense for operating leases during 2006, 2005, and 2004 was $350,000, $369,000 and $283,000, respectively.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2006 are:

Year ending December 31	Operating leases
2007	$201,000
2008	186,000
2009	182,000
2010	156,000
2011	154,000
Thereafter	—

Total minimum lease payments	$879,000

Concentrations of credit risk:

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements. To mitigate credit risk, the Company applies standard credit approvals and performs appropriate evaluation of a prospective customer’s financial condition. At December 31, 2006, five customers comprise approximately 78.6% of the total accounts receivable balance, with each customer individually representing 42.2%, 15.4%, 8.5%, 6.3% and 6.2% of total accounts receivable, respectively.

At December 31, 2005, five customers comprised approximately 71.3% of the total accounts receivable balance, with each customer individually representing 26.7%, 17.0%, 16.5%, 6.8% and 4.3% of total accounts receivable, respectively.

The Company has cash deposits in excess of federally insured limits. The amount of such deposits is essentially all cash at December 31, 2006.

Employment Agreements

The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Subsequent Event

On March 15, 2007, the Company and Cellex Power Products Inc. (Cellex) entered into a Stock Purchase Agreement pursuant to which the Company is purchasing all of the outstanding shares and options of Cellex. The purchase price is $45 million cash upon close and the transaction is expected to close April 2007, subject to customary closing conditions. Cellex, based in Richmond, British Columbia, develops and commercializes fuel cell solutions that replace the industrial lead acid battery system used today in powering large electric lift truck fleets in large-scale distribution centers.

17. Unaudited Quarterly Financial Data (in thousands, except per share data)

	Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Product and service revenue	$857	$743	$676	$381
Contract revenue	1,419	2,021	1,079	660
Net loss	(12,126)	(13,025)	(11,877)	(13,282)
Loss per share:
Basic and diluted	(0.14)	(0.15)	(0.14)	(0.15)

	Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Product and service revenue	$1,056	$1,474	$1,309	$1,041
Contract revenue	2,164	2,183	2,571	1,688
Net loss	(12,535)	(10,887)	(11,868)	(16,453	)(a)
Loss per share:
Basic and diluted	(0.17)	(0.15)	(0.15)	(0.19)

(a)	See Note 4 for discussion of an other than temporary impairment charge taken during the quarter ended December 31, 2005.