Form 10-Q
period 2007-03-31
PLUG POWER INC
filed 2007-05-10
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of shares of common stock, par value of $.01 per share, outstanding as of May 1, 2007 was 86,895,433

PLUG POWER INC.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$72,954,388	$26,899,866
Available-for-sale securities	178,416,212	242,223,202
Accounts receivable, less allowance of $35,670 at March 31, 2007 and December 31, 2006	2,203,336	892,641
Inventory	6,775,529	5,558,710
Prepaid expenses and other current assets	5,559,998	3,706,400

Total current assets	265,909,463	279,280,819
Property, plant and equipment, net	17,831,695	18,048,254
Goodwill	10,388,980	10,388,980
Other assets	202,067	201,859

Total assets	$294,332,205	$307,919,912

Liabilities and Stockholders’ Equity
Current liabilities:
Due to broker for security purchase	$—	$5,000,000
Accounts payable	1,941,430	1,989,983
Accrued expenses	2,641,332	2,596,990
Deferred revenue	3,856,821	2,692,320

Total current liabilities	8,439,583	12,279,293
Other liabilities	1,126,812	1,112,427

Total liabilities	9,566,395	13,391,720

Stockholders’ equity:
Class B Capital stock, a class of preferred stock, $0.01 par value per share; 5,000,000 shares authorized; 395,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	3,950	3,950
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 86,844,706 shares issued and outstanding at March 31, 2007 and 86,794,915 shares issued and outstanding at December 31, 2006	868,450	867,952
Additional paid-in capital	752,481,123	751,118,315
Accumulated other comprehensive loss	(13,161)	(70,480)
Deficit accumulated during the development stage	(468,574,552)	(457,391,545)

Total stockholders’ equity	284,765,810	294,528,192

Total liabilities and stockholders’ equity	$294,332,205	$307,919,912

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Cumulative Amounts from Inception
	2007	2006
Revenue
Product and service revenue	$462,034	$856,730	$32,821,959
Research and development contract revenue	2,168,143	1,418,978	64,446,709

Total revenue	2,630,177	2,275,708	97,268,668

Cost of revenue and expenses
Cost of product and service revenue	1,684,577	1,220,994	35,815,014
Cost of research and development contract revenue	2,653,279	2,536,699	91,442,917
In-process research and development	—	—	12,026,640
Research and development expense:
Noncash stock-based compensation	876,369	663,360	12,501,913
Other research and development	8,422,026	8,321,400	343,198,686
General and administrative expense:
Noncash stock-based compensation	512,561	194,634	18,359,888
Other general and administrative	3,537,995	2,238,234	66,465,550

Operating loss	(15,056,630)	(12,899,613)	(482,541,940)
Interest income and net realized gains/losses from the sale of available-for-sale securities	3,873,623	822,605	33,893,273
Interest expense	—	(48,911)	(1,348,135)

Loss before equity in losses of affiliates	(11,183,007)	(12,125,919)	(449,996,802)
Equity in losses of affiliates	—	—	(18,577,750)

Net loss	$(11,183,007)	$(12,125,919)	$(468,574,552)

Loss per share:
Basic and diluted	$(0.13)	$(0.14)

Weighted average number of common shares outstanding	86,448,152	85,927,896

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Cumulative Amounts from Inception
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(11,183,007)	$(12,125,919)	$(468,574,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	800,761	804,689	30,984,312
Equity in losses of affiliates	—	—	18,577,750
Amortization of intangible asset	—	—	15,124,501
Noncash prepaid development costs	—	—	10,000,000
Amortization of deferred grant revenue	—	—	(1,000,000)
Stock-based compensation	1,388,930	1,518,089	31,276,013
Allowance for bad debts	—	—	35,670
Loss on disposal of property, plant and equipment	—	—	27,493
In-kind services	—	—	1,340,000
Amortization and write-off of deferred rent	—	—	2,000,000
In-process research and development	—	—	7,042,640
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(1,310,695)	250,938	(2,019,665)
Inventory	(1,216,819)	(536,089)	(6,420,956)
Prepaid expenses and other current assets	(381,206)	229,578	(5,165,774)
Accounts payable and accrued expenses	(29,835)	(1,310,949)	2,795,905
Deferred revenue	1,164,501	102,031	4,856,821

Net cash used in operating activities	(10,767,370)	(11,067,632)	(359,119,842)

Cash Flows From Investing Activities:
Proceeds from acquisition, net	—	—	29,465,741
Increase in notes receivable	(1,500,000)	—	(2,500,000)
Purchase of property, plant and equipment	(542,417)	(332,461)	(34,521,592)
Proceeds from disposal of property, plant and equipment	—	—	315,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Proceeds from maturities and sales of available-for-sale securities	192,186,063	53,916,313	1,964,970,773
Purchases of available-for-sale securities	(133,321,754)	(45,743,215)	(2,143,400,147)

Net cash provided by (used in) investing activities	56,821,892	7,840,637	(196,794,059)

Cash Flows From Financing Activities:
Proceeds from issuance of common and preferred stock	—	—	428,529,602
Proceeds from public offerings, net	—	—	201,911,705
Stock issuance costs	—	—	(5,548,027)
Proceeds from shares issued for stock option exercises and employee stock purchase plan	—	3,591	10,761,696
Principal payments on long-term debt and capital lease obligations	—	(47,268)	(6,786,687)

Net cash (used in) provided by financing activities	—	(43,677)	628,868,289

Increase (decrease) in cash and cash equivalents	46,054,522	(3,270,672)	72,954,388
Cash and cash equivalents, beginning of period	26,899,866	21,877,726	—

Cash and cash equivalents, end of period	$72,954,388	$18,607,054	$72,954,388

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

The Company is currently offering its GenCore® product for commercial sale. The GenCore® product is a back-up power product initially targeted for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. We are developing additional products known as GenSys® for continuous run power applications, with optional combined heat and power capability for remote small commercial and remote residential applications. We are also pursuing development and commercialization of fuel cell power units known as GenDrive™ that provide power for electric lift trucks and other mobile industrial equipment for which lead-acid batteries are the incumbent technology.

Liquidity

The Company’s cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our on-site energy products, market acceptance of our systems and other factors. The Company expects to continue to devote substantial capital resources to continue its development programs directed at commercializing on-site energy products for worldwide use, hiring and training production staff, developing and expanding manufacturing capacity, and continuing expansion of production and research and development activities. The Company will pursue the expansion of its operations through internal growth and strategic acquisitions and expects that such activities will be funded from existing cash and cash equivalents and available-for-sale securities and to a lesser extent, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance future cash requirements or consummate future acquisitions could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods. The Company anticipates incurring additional losses over at least the next several years and believes that its current cash, cash equivalents and available-for-sale securities balances will provide sufficient liquidity to fund operations for at least the next twelve months. At March 31, 2007, the Company had unrestricted cash, cash equivalents and available-for-sale securities in the amount of $251.4 million and working capital of $257.5 million.

2. Basis of Presentation

Principles of Consolidation: The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the Company’s December 31, 2006 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements for the periods as of and ending March 31, 2007 and 2006.

Cash Equivalents: Cash equivalents consist of money market accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Available-for-Sale Securities: Management determines the appropriate classification of its investments in available-for-sale securities at the time of purchase and reevaluates such determinations at each balance sheet date. Available-for-sale securities include debt obligations and mortgage-backed securities, which are carried at estimated fair value. These investments are considered available-for-sale, and the difference between the amortized cost and the estimated fair value of these securities is reflected in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. The Company has had no investments that qualify as trading or held-to-maturity. The cost of securities sold is based on the specific identification method. Security transactions are recognized on a trade date basis. Premiums and discounts on securities are amortized and accreted over the term of the security using the interest method. When a decline in market value of a security is considered other-than-temporary, the cost basis of the individual security is written down to estimated fair value as the new cost basis and the loss is charged to interest income and net realized gains (losses) from the sale of available-for-sale securities in the consolidated statement of operations. At March 31, 2007, the difference between the amortized cost and the fair value of these securities result in an unrealized loss in the amount of $13,161. At March 31, 2007, the Company held available-for-sale securities with maturities not to exceed thirty months.

Inventory: Inventory is stated at the lower of average cost or market and generally consists primarily of raw materials. At March 31, 2007, inventory included 15 completed units shipped on a consignment basis, valued at approximately $223,000. At December 31, 2006, inventory included 43 completed units shipped on a consignment basis, valued at approximately $573,000.

Goodwill: Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually or upon the occurrence of triggering events in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the excess of costs over fair value of H Power Corp. net assets acquired during 2003.

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

The Company’s initial sales of GenSys® and GenCore® 5T products contain multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment shortly after delivery or installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within contractual arrangements are not accounted for separately based on the Company’s limited commercial experience and available evidence of fair value of the different components. As a result, the Company defers recognition of product and service revenue and recognizes revenue on a straight-line basis over the stated contractual term, or over the expected term if it is probable that the contractual term will be extended, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, which are generally recognized when units are shipped, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations, which are recognized as incurred. At March 31, 2007 and December 31, 2006, the Company had deferred product and service revenue in the amount of $2.8 million and $2.2 million, respectively.

As the Company gains commercial experience, including field experience relative to service and warranty based on the sales of initial products, the fair values for the multiple elements within future contracts may become determinable, and the Company may, in future periods, recognize revenue upon shipment of the product or may continue to defer recognition, based on application of appropriate guidance within Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.

Research and Development Contract Revenue: Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 51%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. At March 31, 2007 and December 31, 2006, the Company had deferred contract revenue of $1.1 million and $461,000, respectively.

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

Stock Based Compensation: Under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), the Company is required to recognize, as compensation expense, the estimated fair value of all share-based payments to employees on a straight-line basis (net of estimated forfeitures) over the requisite service period for all share-based payments to employees and directors based on the grant date estimate of fair value for those awards.

The Company estimates the fair value of stock-based awards using a Black-Scholes valuation model. Stock-based compensation expense is recorded in “Research and development expense—Noncash stock-based compensation” and “General and administrative expense—Noncash stock-based compensation” in the consolidated statements of operations based on the employees’ respective function or an estimated allocation between functions for certain employees.

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, unless the Company cannot recognize the deduction (i.e. the Company is in a net operating loss (NOL) position), based on the amount of compensation cost recognized and the Company’s statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in additional paid-in capital if the tax deduction exceeds the deferred tax asset or in the consolidated statements of operations if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards. No tax benefit or expense for stock-based compensation has been recorded during three months ended March 31, 2007 and 2006, since the Company remains in a NOL position.

The Company continues to record the fair market value of stock options granted to non-employees and non-directors in exchange for services in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, in the consolidated statements of operations.

For the three months ended March 31, 2007 and 2006, the Company recorded expense of approximately $1.4 million and $858,000, respectively, in connection with its share-based payment awards.

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

3. Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended March 31,
	2007	2006
Numerator:
Net loss	$(11,183,007)	$(12,125,919)
Denominator:
Weighted average number of common shares	86,448,152	85,927,896
Loss per share:
Basic and diluted	$(0.13)	$(0.14)

No options, warrants, securities convertible into common stock (such as the Company’s preferred stock), or unvested restricted stock outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares for the three month periods ended March 31, 2007 and 2006 are summarized as follows:

	Shares
	2007	2006
Stock options	6,803,109	6,146,776
Unvested restricted stock	267,884	285,000
Preferred stock(1)	39,500,000	—

	46,570,993	6,431,776

(1)	The preferred stock amount represents the dilutive potential common shares of the 395,000 shares of Class B capital stock issued on June 29, 2006.

4. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2007 are as follows:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity	Comprehensive Loss
December 31, 2006	$3,950	$867,952	$751,118,315	$(70,480)	$(457,391,545)	$294,528,192
Net loss					(11,183,007)	(11,183,007)	$(11,183,007)
Net change in unrealized loss on available-for-sale securities				57,319		57,319	57,319
Stock-based compensation		498	1,362,808			1,363,306

March 31, 2007	$3,950	$868,450	$752,481,123	$(13,161)	$(468,574,552)	$284,765,810	$(11,125,688)

Common stock issued during the three months ended March 31, 2007 consisted of approximately 50,000 shares issued as stock-based compensation for employee benefit plans.

5. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and noncash financing and investing activities which occurred during the three months ended March 31, 2007 and 2006:

	March 31, 2007	March 31, 2006
Cash paid for interest	$—	$42,733
Stock-based compensation accrual impact	—	660,095
Change in unrealized gain/loss on available-for-sale securities	57,319	146,368
Reduction of due to broker for security purchase	(5,000,000)	—

6. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted this statement on January 1, 2007. No adjustment of opening balances was required and the adoption of this Interpretation did not have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115” (SFAS No. 159). This new standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. This standard is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS No. 159, the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

7. Subsequent Events

On April 3, 2007 Plug closed its previously announced acquisition of Cellex Power Products, Inc., or Cellex. The Company purchased all of the outstanding capital stock of Cellex from its equity holders for an aggregate cash purchase price of $45.0 million.

On May 7, 2007, the Company announced the acquisition of General Hydrogen Corporation, or General Hydrogen. The Company paid approximately $10.0 million, consisting of approximately $7.0 million in cash and the settlement of $3.0 million in senior secured loans previously made by the Company to General Hydrogen, for all of the outstanding capital stock of General Hydrogen. In addition, the shareholders of General Hydrogen received warrants to purchase up to 571,429 shares of the Company’s Common Stock. The warrants become exercisable when the Company’s Common Stock trades at a volume weighted average price of $7.00 or more for 10 consecutive trading days. The warrants carry an exercise price of $.01 per share and expire four years from the date of issuance.

Coincident with the acquisition of General Hydrogen, Plug Power entered into a two-year agreement with Ballard Power Systems Inc. for the purchase of fuel cell stacks for Plug Power’s commercial needs with respect to electric lift truck applications, replacing the previous agreement between General Hydrogen and Ballard. The General Hydrogen and Cellex Power products were designed around the Ballard stack and have generated tens of thousands of operating hours to validate reliability and performance. Under the new agreement, Plug Power and Ballard will work together to drive reliable, low-cost solutions that are expected to significantly improve the outlook for fuel cell commercialization of material handling applications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006. In addition to historical information, this Form 10-Q and following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that the anticipated synergies of the Cellex Power Products, Inc. and General Hydrogen Corporation acquisitions are not realized; the risk that possible strategic benefits of the investment by Smart Hydrogen do not materialize, that orders will not ship, be installed and/or convert to revenue; our ability to develop commercially viable on-site energy products; the cost and timing of developing our on-site energy products; market acceptance of our on-site energy products; our ability to manufacture on-site energy products on a large-scale commercial basis; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our on-site energy products; the ability to raise and provide the necessary capital to develop, manufacture and market our on-site energy products; our ability to establish relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; our ability to protect our intellectual property; our ability to lower the cost of our on-site energy products and demonstrate their reliability; the cost of complying with current and future governmental regulations; the impact of deregulation and restructuring of the electric utility industry on demand for our on-site energy products; fluctuations in the trading price and volume of our common stock and other risks and uncertainties discussed, but are not limited to, those set forth under the caption “Factors Affecting Future Results” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006 as updated by Part II, Item 1A of this Form 10-Q. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

Overview

We design and develop on-site energy systems based on proton exchange membrane fuel cell technology for commercial and residential energy consumers worldwide. We are focused on platform-based systems, which include proton exchange membrane, or PEM, fuel cell and fuel processing technologies, from which we are offering or developing multiple products. We are currently offering our GenCore® product for commercial sale. Our GenCore® product is a back-up power product for telecommunications, broadband, utility and industrial uninterruptible power supply, or UPS, applications. We are developing additional products known as GenSys® for continuous run power applications, with optional combined heat and power capability for remote small commercial and remote residential applications. We are also developing products known as GenDrive™ targeted at the materials handling application.

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

Our sales and marketing strategy is to build a network of leading distributors who have established relationships, and sub-distributor networks, that can distribute and service our products in targeted geographic and/or market segments. We have distribution agreements in place with 17 distributors including Tyco Electronics Power Systems, Inc., or Tyco, our largest North American distribution partner and IST Holdings Ltd., or IST, our distribution partner in South Africa with whom we jointly received a $3 million customer buy-down grant from the International Finance Corporation in 2005. We also form relationships with customers and enter into development and demonstration programs with telecommunications companies, electric utilities, government agencies and other energy providers. Many of our initial sales of GenSys® and GenCore® 5T are contract-specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the contractual terms as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. However, if the warranty or service period is expected to exceed the contractual warranty/service period the deferred revenue would be recognized over that expected longer warranty/service period and may not begin until units are installed. See “Basis of Presentation—Product and Service Revenue.”

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

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of March 31, 2007, we had cash and cash equivalents and available-for-sale securities totaling $251.4 million and working capital of $257.5 million.

During the three months ended March 31, 2007, cash used by operating activities was $10.8 million, consisting primarily of a net loss of $11.2 million offset, in part, by non-cash expenses in the amount of $2.2 million, including $0.8 million for depreciation and amortization and $1.4 million for stock based compensation. Cash provided by investing activities for the three months ended March 31, 2007 was $56.8 million, consisting of $58.8 million of net proceeds from available-for-sale securities to accommodate the acquisition of Cellex Power Products, Inc., or Cellex offset by $542,000 used to purchase property, plant and equipment and an additional $1.5 million in notes receivable.

Recent Developments

Investment Transactions

On April 3, 2007, the Company completed its previously announced transaction with Cellex. The Company paid $45 million in cash for all of Cellex’s outstanding shares. Cellex has been developing PEM fuel cell power units for electric lift trucks and is targeting the estimated $1.5 billion industrial motive battery market. In November 2006, Cellex successfully completed beta testing of its zero-emission, hydrogen fuel cell power units in pallet trucks at two Ohio-based Wal-Mart distribution centers. Cellex has focused its initial product initiatives on class 3 electric lift trucks, often referred to as “pallet trucks,” that are the predominant equipment used to transport goods within large distribution centers. Cellex’s product strategy is to develop a full product portfolio addressing all three classes of electric lift trucks, enabling complete conversion of distribution centers and maximizing customer benefit. Cellex’s product delivers value to the customer via increased productivity and reduced fueling time, as well as the elimination of cost, environmental and safety issues associated with traditional lead acid batteries.

On May 7, 2007, the Company announced the acquisition of General Hydrogen Corporation, or General Hydrogen, a leader in the development and commercialization of fuel cell power units that provide motive power for electric lift trucks and other mobile industrial equipment. The Company paid approximately $10.0 million, consisting of approximately $7.0 million in cash and the settlement of $3.0 million in senior secured loans previously made by the Company to General Hydrogen, for all of the outstanding capital stock of General Hydrogen. In addition, the shareholders of General Hydrogen received warrants to purchase up to 571,429 shares of the Company’s Common Stock. The warrants become exercisable when the Company’s Common Stock trades at a volume weighted average price of $7.00 or more for 10 consecutive trading days. The warrants carry an exercise price of $.01 per share and expire four years from the date of issuance.

Coincident with the acquisition of General Hydrogen, Plug Power entered into a two-year agreement with Ballard Power Systems Inc. for the purchase of fuel cell stacks for Plug Power’s commercial needs with respect to electric lift truck applications, replacing the previous agreement between General Hydrogen and Ballard. The General Hydrogen and Cellex Power products were designed around the Ballard stack and have generated tens of thousands of operating hours to validate reliability and performance. Under the new agreement, Plug Power and Ballard will work together to drive reliable, low-cost solutions that are expected to significantly improve the outlook for fuel cell commercialization of material handling applications.

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

GenDrive™— Through our recent acquisitions of Cellex and General Hydrogen, we are pursuing development and commercialization of fuel cell motive power units that provide power for electric lift trucks and other mobile industrial equipment for which lead-acid batteries are the incumbent technology. Our fuel cell motive power units allow users to increase productivity and reduce operating costs through a quick hydrogen refueling process that eliminates the need to change batteries repeatedly throughout the day. They also eliminate the environmental and safety issues traditionally associated with lead-acid batteries.

Distribution, Marketing and Strategic Relationships

We have developed an extended enterprise by forming strategic relationships with well-established companies in key areas including distribution, marketing, supply, technology development and product development. As part of our sales and marketing strategy, we have built a network of leading distributors who have established relationships and sub-distributor networks that can distribute and service our products in specific geographic or market segments. We have 17 distribution agreements in place, including agreements with Tyco, our largest North American distribution partner, and IST, our distribution partner in South Africa with whom we jointly received a $3 million grant from the International Finance Corporation in 2005.

We have continuing strategic partnerships and have established strong supply-chain relationships with several companies some of which described in greater detail below.

Telecommunications Consultants India Ltd. (TCIL): In April 2007, the Company announced a non-exclusive agreement with TCIL to market, distribute and service Plug Power’s GenCore® product line to government entities in India and specific TCIL projects outside of India. Consistent with the Company’s sales and marketing strategy, TCIL will seek opportunities for the GenCore product line to support existing projects it is developing globally as well as government-owned telecommunications providers in India, where the need for reliable, extended-run backup power is critical. The telecommunications market in India is growing at a rate of four million subscribers per month due largely to the rapid expansion of wireless networks. The growth of the market, combined with a relatively fragile utility grid, creates strong opportunities for Plug Power’s clean, reliable backup and primary-power fuel cells to support the nation’s telecommunications infrastructure.

General Electric Company (GE) Entities: In March 2006, the Company, GE MicroGen, Inc. (“GE MicroGen”) a wholly-owned subsidiary of General Electric Company (“GE”), and GE restructured their service and equity relationships by terminating the joint venture, GE Fuel Cell Systems (“GEFCS”), and the associated distributor and other agreements, and entering into a new development collaboration agreement. Under the new agreement, the Company and GE (through its Global Research unit) have agreed to collaborate on programs including, but not limited to, development of tools, materials and components that can be applied to various types of fuel cell products. The specific programs to be undertaken under the agreement, and the detailed terms and conditions thereof, remain subject to agreement by both parties. It is anticipated that such programs could also include collaboration on sales and marketing opportunities for the Company’s products. Under the terms of the new development collaboration agreement, the Company is obligated to purchase $1 million of services from GE prior to December 31, 2008. The development collaboration agreement is scheduled to terminate on the earlier of (i) December 31, 2014 or (ii) upon completion of a certain level of program activity.

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

BASF: Our joint development agreement with BASF to develop, on an exclusive basis for certain applications, a high temperature membrane electrode unit, or MEU, for stationary fuel cell systems expired on June 30, 2006. We continue to work with BASF on a nonexclusive basis under a project funded by the European Commission. We also have an agreement with BASF for the development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. The supply agreement with BASF specifies the rights and obligations for BASF to supply products to us until 2013.

Vaillant: We are working with Vaillant GmbH, a major supplier of residential heating equipment in Europe, as part of a consortium to develop a residential combined heat and power system incorporating the high-temperature MEU from BASF.

DTE Energy: We have an exclusive distribution agreement with DTE Energy for the states of Michigan, Ohio, Illinois, and Indiana. Under the agreement, we can sell directly or negotiate nonexclusive distribution rights to third parties for our GenCore® backup power product line. We have agreed to pay a 5% commission for sales of GenCore® based on sales price of units shipped to third parties in the above noted states. The distribution agreement expires on December 31, 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and March 31, 2006.

Product and service revenue. Product and service revenue decreased to $462,000 for the three months ended March 31, 2007, from $857,000 for the three months ended March 31, 2006, primarily due to the timing of revenue recognition for certain previously shipped systems where revenue became fully recognized prior to the three months ended March 31, 2007 and for units shipped and installed during the first quarter of 2007. We defer recognition of product and service revenue at the time of delivery and recognize revenue as the continued service, maintenance and other support obligations expire. However, if the warranty or service period is expected to exceed the contractual warranty/service period the deferred revenue would be recognized over that expected longer warranty/service period and may not begin until units are installed.

Many of our initial sales of GenSys® and GenCore® 5T products contain multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms generally require payment shortly after delivery or installation (with respect to certain consignment sales) of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value of the different components. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. However, if the warranty or service period is expected to exceed the contractual warranty/service period the deferred revenue would be recognized over that expected longer warranty/service period and recognition of revenue may not begin until units are installed.

During the three months ended March 31, 2007, we shipped 41 GenCore® systems and released from consignment 28 of a total of 43 units on consignment at December 31, 2006, and began recognizing product and service revenue for this current year activity in the amount of $68,000. We also recognized $394,000 of revenue deferred at December 31, 2006. This compares to 15 GenCore® systems shipped for the three months ended March 31, 2006, during which we recognized $143,000 of product and service revenue against 2006 deliveries and $714,000 of revenue deferred at December 31, 2005.

During the three months ended March 31, 2007 and 2006, we invoiced $1.1 million and $449,000, respectively, for the delivery of fuel cell systems and the release of units that were on consignment and recognized revenue of $462,000 and $857,000, respectively. Any differences between the amounts invoiced and the recognized revenue is a result of deferred revenue recognized in accordance with our revenue recognition policy as described above.

Research and development contract revenue. Research and development contract revenue increased to $2.2 million for the three months ended March 31, 2007 compared to $1.4 million during the same period last year. The net change is the result of spending levels increasing for material purchases and subcontractor activity as the U.S. Department of Energy, the U.S. Department of Defense, the New York State Energy Research and Development Authority, and NASA have begun new programs and there is decreased activity under our contracts with the National Institute of Standards and Technology and with Honda R&D Co., Ltd. of Japan. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs, with our cost-sharing percentages being between 20% and 51% of total project costs. We also have fixed fee contracts in 2007. Revenue from “time and material” contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue increased to $1.7 million for the three months ended March 31, 2007 from $1.2 million for the three months ended March 31, 2006. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, which costs are recognized when units are shipped, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations, which are recognized as incurred. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services. The increase is primarily due to the increase in shipments and installations and increased direct material costs during the quarter ended March 31, 2007 compared to the same quarter last year. For the three months ended March 31, 2007 we installed 63 units compared with 28 units for the three months ended March 31, 2006.

Cost of research and development contract revenue. Cost of research and development contract revenue increased to $2.7 million for the three months ended March 31, 2007 from $2.5 million for the three months ended March 31, 2006 as a result of the new contracts for 2007 offset by decreased work under existing agreements as described above. Cost of research and development contract revenue includes costs associated with research and development contracts including compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Noncash research and development expense. Noncash research and development expense for the three months ended March 31, 2007, increased to $876,000 from $663,000 during the same period last year. Noncash research and development expense represents the recognition of the fair value of stock grants to employees, consultants and others in exchange for services provided over the applicable vesting periods.

Other research and development expense. Other research and development expenses were $8.4 million for the three months ended March 31, 2007 compared to $8.3 million for the three months ended March 31, 2006. These costs are associated with our efforts to advance the development of our next generation continuous run product combined with continued research and development activities related to future product initiatives. Other research and development expense includes materials to build development and prototype units, cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs.

Noncash general and administrative expense. Noncash general and administrative expenses for the three months ended March 31, 2007 increased to $513,000 from $195,000 for the three months ended March 31, 2006. Noncash general and administrative expense represents the recognition of the fair value of stock grants to employees, consultants and others in exchange for services provided over the applicable vesting periods.

Other general and administrative expense. Other general and administrative expense increased to $3.5 million for the three months ended March 31, 2007 from $2.2 million for the three months ended March 31, 2006 primarily as a result of increased sales activities and costs related to the corporate reorganization announced in February 2007. Other general and administrative expense includes cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, marketing, information technology and legal services.

Interest income and net realized gains/(losses) from available-for-sale securities. Interest income and net realized gains/losses from the sale of available-for-sale securities, consisting primarily of interest earned on our cash, cash equivalents and available-for-sale securities, increased to $3.9 million for the three months ended March 31, 2007 from $823,000 for the three months ended March 31, 2006. The increase was the result of higher cash and marketable securities balances as a result of the sale of our Class B capital stock to Smart Hydrogen Inc. in June of 2006. Total net realized gains from available-for-sale securities was approximately $54,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively.

Interest expense. Interest expense was $49,000 for the three months ended March 31, 2006. Interest expense consisted of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations. As of December 31, 2006, all of the Company’s debt and capital lease obligations were paid in full.

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

We apply the guidance within Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104) to our initial sales contracts to determine when to properly recognize revenue. Our initial sales of GenSys® and GenCore® 5T products contain multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms generally require payment shortly after delivery or installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the contractual service period, which is generally for periods of twelve to thirty months, or over the anticipated service period if expected to exceed the contractual service period. In these instances when it is anticipated that the actual service period will exceed the contractual service period, the accretion of the deferred product and service revenue may not begin until the installation of the unit and will continue through the expected service period.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $211.7 million as of December 31, 2006 due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At March 31, 2007 and 2006, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero for the three month periods ended March 31, 2007 and 2006. The Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions on January 1, 2007. No adjustment of opening balances was required and the adoption of this Interpretation did not have a material impact on the Company’s consolidated financial statements.

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

Expected volatility—The estimated stock price volatility was derived based upon a blend of implied volatility (i.e. management’s expectation of volatility) and the Company’s actual historical stock prices over the expected life of the options, which represents the Company’s best estimate of expected volatility.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted this statement on January 1, 2007. No adjustment of opening balances was required and the adoption of this Interpretation did not have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115” (SFAS No. 159). This new standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. This standard is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS No. 159, the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

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

Several key indicators of liquidity are summarized in the following table:

(in thousands)	Three months ended March 31, 2007	Three months ended March 31, 2006	Year ended December 31, 2006
Unrestricted cash, cash equivalents and available-for-sale securities at end of period	$251,371	$86,266	$269,123
Working capital at end of period	257,470	85,527	267,002
Net loss	11,183	12,126	50,310
Net cash used in operating activities	10,767	11,068	46,107
Purchase of property, plant and equipment	542	332	1,275

During the three months ended March 31, 2007, cash used by operating activities was $10.8 million, consisting primarily of a net loss of $11.2 million offset, in part, by noncash expenses in the amount of $2.2 million, including $0.8 million for depreciation and amortization and $1.4 million for stock-based compensation awards. Cash provided by investing activities for the three months ended March 31, 2007 was $56.8 million, consisting of $58.8 million in net proceeds from available-for-sale securities to accommodate the acquisition of Cellex offset by $542,000 used to purchase property, plant and equipment and $1.5 million in notes receivable.

We have financed our operations through March 31, 2007 primarily from the sale of equity, which has provided cash in the amount of $635.7 million. Since inception, net cash used in operating activities has been $359.1 million, and cash used in investing activities has been $196.8 million, including our purchase of property, plant and equipment of $34.5 million and our investments in available-for-sale securities in the amount of $178.4 million offset, in part, by net proceeds from acquisition of $29.5 million.

On April 3, 2007 Plug closed its previously announced acquisition of Cellex. The Company purchased all of the outstanding capital stock of Cellex from its equity holders for an aggregate cash purchase price of $45.0 million.

On May 7, 2007, the Company announced the acquisition of General Hydrogen. The Company paid approximately $10.0 million, consisting of approximately $7.0 million in cash and the settlement of $3.0 million in senior secured loans previously made by the Company to General Hydrogen, for all of the outstanding capital stock of General Hydrogen. In addition, the shareholders of General Hydrogen received warrants to purchase up to 571,429 shares of the Company’s Common Stock. The warrants become exercisable when the Company’s Common Stock trades at a volume weighted average price of $7.00 or more for 10 consecutive trading days. The warrants carry an exercise price of $.01 per share and expire four years from the date of issuance.

From inception through March 31, 2007, we have incurred losses of $468.6 million and expect to continue to incur losses as we continue our product development and commercialization programs and expand our manufacturing capacity. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce, deliver, and install, the cost and sales price of such systems, the related service requirements necessary to maintain those systems and potential design changes required as a result of field testing.

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

PART II—OTHER INFORMATION

ITEM 1A—RISK FACTORS

The following risk factors are in addition to those included in our Annual Report on Form 10-K filed for the year ended December 31, 2006:

We may not successfully integrate our acquisitions of Cellex Power Products, Inc. and General Hydrogen Corporation.

We must be able to successfully manage and integrate our acquisitions of Cellex Power Products, Inc. and General Hydrogen Corporation. Specifically, we must be able to integrate these acquisitions without any significant disruption to our ability to manage and execute our business plan. In addition, our financial results could be adversely impacted if we are not able to deliver the expected cost and growth synergies associated with these acquisitions.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, we issued 70,825 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

ITEM 6—EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.2	Certificate of Designations of Class B Capital Stock, a series of preferred stock, of Plug Power Inc. (2)

3.3	Amended and restated By-laws of Plug Power Inc. (2)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Plug Power Inc. (3)

10.1	Plug Power Executive Incentive Plan (4)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 1999
(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 29, 2006
(3)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 2000
(4)	Incorporated by reference to the Company’s current Report on Form 8-K dated February 23, 2007
(5)	Furnished herewith

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 10, 2007	by:	/s/ Roger B. Saillant
Roger B. Saillant
Chief Executive Officer

	by:	/s/ Robert P. Powers
Robert P. Powers
Corporate Controller