Form 10-Q
period 2007-06-30
PLUG POWER INC
filed 2007-08-09
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of shares of common stock, par value of $.01 per share, outstanding as of August 5, 2007 was 87,578,758

PLUG POWER INC.

INDEX to FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – June 30, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Operations – Three month and six month periods ended June 30, 2007 and June 30, 2006 and Cumulative Amounts from Inception	4

Condensed Consolidated Statements of Cash Flows – Six month periods ended June 30, 2007 and June 30, 2006 and Cumulative Amounts from Inception	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	23

Item 4 – Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A – Risk Factors	23

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 4 – Submission of Matters to a Vote of Security Holders	24

Item 6 – Exhibits	24

Signatures	25

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$28,207,387	$26,899,866
Available-for-sale securities	162,622,552	242,223,202
Accounts receivable, less allowance of $35,670 at June 30, 2007 and December 31, 2006	1,704,576	892,641
Inventory	6,909,008	5,558,710
Government assistance receivable	919,056	—
Prepaid expenses and other current assets	3,239,207	3,706,400

Total current assets	203,601,786	279,280,819
Property, plant and equipment, net	21,198,453	18,048,254
Goodwill	46,875,945	10,388,980
Intangible assets, net	17,654,957	—
Other assets	187,906	201,859

Total assets	$289,519,047	$307,919,912

Liabilities and Stockholders’ Equity
Current liabilities:
Due to broker for security purchase	$—	$5,000,000
Accounts payable	1,560,134	1,989,983
Accrued expenses	5,264,020	2,596,990
Deferred revenue	3,630,309	2,692,320
Other current liabilities	252,919	—

Total current liabilities	10,707,382	12,279,293
Repayable government assistance	4,024,564	—
Other liabilities	1,269,776	1,112,427

Total liabilities	16,001,722	13,391,720

Stockholders’ equity:
Class B Capital stock, a class of preferred stock, $0.01 par value per share; 5,000,000 shares authorized; 395,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	3,950	3,950
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 87,554,057 shares issued and outstanding at June 30, 2007 and 86,794,915 shares issued and outstanding at December 31, 2006	875,543	867,952
Additional paid-in capital	753,969,778	751,118,315
Accumulated other comprehensive income (loss)	3,969,316	(70,480)
Deficit accumulated during the development stage	(485,301,262)	(457,391,545)

Total stockholders’ equity	273,517,325	294,528,192

Total liabilities and stockholders’ equity	$289,519,047	$307,919,912

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative Amounts from Inception
	2007	2006	2007	2006
Revenue
Product and service revenue	$675,777	$742,850	$1,137,812	$1,599,580	$33,497,737
Research and development contract revenue	3,331,325	2,021,307	5,499,468	3,440,285	67,778,034

Total revenue	4,007,102	2,764,157	6,637,280	5,039,865	101,275,771
Cost of revenue and expenses
Cost of product and service revenue	4,381,985	1,336,366	6,066,562	2,557,360	40,196,999
Cost of research and development contract revenue	4,723,078	2,350,841	7,376,357	4,887,540	96,165,995
In-process research and development	—	—	—	—	12,026,640
Research and development expense:
Noncash stock-based compensation	852,301	716,915	1,728,670	1,380,275	13,354,214
Other research and development	7,934,155	9,319,301	16,356,181	17,640,701	351,132,841
General and administrative expense:
Noncash stock-based compensation	431,622	571,486	944,183	766,120	18,791,510
Other general and administrative	4,553,559	2,438,249	8,091,555	4,676,483	71,019,110
Amortization of intangible assets	456,250	—	456,250	—	456,250

Operating loss	(19,325,848)	(13,969,001)	(34,382,478)	(26,868,614)	(501,867,788)
Interest income and net realized gains/(losses) from the sale of available-for-sale securities	2,643,710	997,441	6,517,333	1,820,046	36,536,983
Interest expense	(106,530)	(53,443)	(106,530)	(102,354)	(1,454,665)
Other income (loss)	61,958	—	61,958	—	61,958

Loss before equity in losses of affiliates	(16,726,710)	(13,025,003)	(27,909,717)	(25,150,922)	(466,723,512)
Equity in losses of affiliates	—	—	—	—	(18,577,750)

Net loss	$(16,726,710)	$(13,025,003)	$(27,909,717)	$(25,150,922)	$(485,301,262)

Loss per share:
Basic and diluted	$(0.19)	$(0.15)	$(0.32)	$(0.29)

Weighted average number of common shares outstanding	86,656,349	86,020,770	86,552,825	85,974,843

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		Cumulative Amounts from Inception
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(27,909,717)	$(25,150,922)	$(485,301,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,778,896	1,600,189	31,962,447
Equity in losses of affiliates	—	—	18,577,750
Amortization of intangible assets	456,250	—	15,580,751
Noncash prepaid development costs	—	—	10,000,000
Amortization of deferred grant revenue	—	—	(1,000,000)
Stock-based compensation	2,672,853	2,806,490	31,967,966
Allowance for bad debts	—	—	35,670
Loss on disposal of property, plant and equipment	—	—	27,493
In-kind services	—	—	1,340,000
Interest on repayable government assistance	107,777	—	107,777
Amortization and write-off of deferred rent	—	—	2,000,000
In-process research and development	—	—	7,042,640
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(665,908)	(65,451)	(1,374,878)
Government assistance receivable	3,409	—	3,409
Inventory	(45,121)	(64,894)	(5,249,258)
Prepaid expenses and other current assets	(517,286)	301,608	(5,301,854)
Accounts payable, accrued expenses and other liabilities	(2,207,968)	(1,762,739)	1,209,742
Deferred revenue	936,559	787,348	4,628,879

Net cash used in operating activities	(25,390,256)	(21,548,371)	(373,742,728)

Cash Flows From Investing Activities:
Cash paid for acquisitions, net	(47,228,232)	—	(17,762,491)
Increase in notes receivable	—	—	(1,000,000)
Purchase of property, plant and equipment	(1,178,248)	(520,728)	(35,157,423)
Proceeds from disposal of property, plant and equipment	—	—	315,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Proceeds from maturities and sales of available-for-sale securities	391,217,364	230,577,646	2,164,002,074
Purchases of available-for-sale securities	(316,646,741)	(309,862,771)	(2,326,725,133)

Net cash provided by (used in) investing activities	26,164,143	(79,805,853)	(227,451,807)

Cash Flows From Financing Activities:
Proceeds from issuance of common and preferred stock	—	217,311,820	428,529,602
Proceeds from public offerings, net	—	—	201,911,705
Stock issuance costs	—	(2,832,871)	(5,548,027)
Proceeds from shares issued for stock option exercises and employee stock purchase plan	175,950	213,269	10,937,646
Repayment of loans due to General Hydrogen shareholders	(400,000)	—	(400,000)
Principal payments on long-term debt and capital lease obligations	—	(94,537)	(6,786,687)

Net cash (used in) provided by financing activities	(224,050)	214,597,681	628,644,239

Effect of exchange rate changes on cash	757,684	—	757,684
Increase in cash and cash equivalents	1,307,521	113,243,457	28,207,387
Cash and cash equivalents, beginning of period	26,899,866	21,877,726	—

Cash and cash equivalents, end of period	$28,207,387	$135,121,183	$28,207,387

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

The Company is a development stage enterprise involved in the design, development and manufacture of on-site energy systems for energy consumers worldwide. The Company’s focus is on fuel cell and fuel processing technologies, from which multiple products are being offered or are under development. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electric power without combustion. Hydrogen is derived from hydrocarbon fuels such as natural gas, propane, methanol or gasoline and can also be obtained from the electrolysis of water, stored hydrogen or a hydrogen pipeline.

The Company is currently offering its GenCore® product for commercial sale. The GenCore® product is a back-up power product initially targeted for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. The Company is developing additional products known as GenSys® for continuous run power applications, with optional combined heat and power capability for remote small commercial and remote residential applications. Following the acquisition of Cellex Power Products, Inc. (Cellex) and General Hydrogen Corporation (General Hydrogen) the Company is also pursuing development and commercialization of fuel cell power units known as GenDrive™ that provide power for electric lift trucks and other mobile industrial equipment for which lead-acid batteries are the incumbent technology. The Company plans to begin manufacturing and delivery of GenDrive units to customers from its Latham, NY facility later this year.

Liquidity

The Company’s cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our on-site energy products, market acceptance of our systems and other factors. The Company expects to continue to devote substantial capital resources to continue its development programs directed at commercializing on-site energy products for worldwide use, hiring and training production staff, developing and expanding manufacturing capacity, and continuing expansion of production and research and development activities. The Company will pursue the expansion of its operations through internal growth and strategic acquisitions and expects that such activities will be funded from existing cash and cash equivalents and available-for-sale securities and, to a lesser extent, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance future cash requirements or consummate future acquisitions could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods. The Company anticipates incurring additional losses over at least the next several years and believes that its current cash, cash equivalents and available-for-sale securities balances will provide sufficient liquidity to fund operations for at least the next twelve months. At June 30, 2007, the Company had cash, cash equivalents and available-for-sale securities in the amount of $190.8 million and working capital of $192.9 million.

2. Acquisitions

On April 3, 2007, the Company completed the acquisition of all of the outstanding shares of Cellex, a development stage enterprise, for an aggregate purchase price, including acquisition costs, of $46.1 million. The results of Cellex’s operations have been included in the consolidated financial statements since that date. Cellex, based in Richmond, British Columbia, develops and commercializes fuel cell solutions that replace the industrial lead acid battery system used today in powering electric lift truck fleets in large-scale distribution centers. As a result of the acquisition, the Company is expected to be a leading provider of PEM fuel cell power units for electric lift trucks and is targeting the estimated $1.5 billion industrial motive battery market. The acquisition diversifies the Company’s product portfolio and adds new revenue streams from a potentially significant market.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets, thus the allocation of the purchase price is subject to adjustment:

(Dollars in thousands)
Current assets	$9,856
Property, plant and equipment	1,207
Identifiable intangible assets	10,000
Goodwill	27,547

Total assets acquired	48,610
Current liabilities	832
Long term liabilities	1,693

Total liabilities assumed	2,525

Net assets acquired	$46,085

The entire $10 million balance of intangible assets has been preliminarily assigned to acquired technology, which is being amortized over 8 years.

On May 4, 2007, the Company completed the acquisition of all of the outstanding shares of General Hydrogen Corporation (“General Hydrogen”), a development stage enterprise, for an aggregate purchase price, including acquisition costs, of $8.7 million plus the settlement of $3 million in senior secured loans previously made by Plug Power to General Hydrogen. In addition, the shareholders of General Hydrogen received warrants to purchase up to 571,429 shares of Plug Power Common Stock. The warrants become exercisable when Plug Power’s Common Stock trades at a volume weighted average price of $7.00 or more for 10 consecutive trading days. The warrants carry an exercise price of $.01 per share and expire four years from the date of issuance. No value has been assigned to the warrants as part of the purchase price allocation. The results of General Hydrogen’s operations have been included in the consolidated financial statements since May 4, 2007. General Hydrogen is located in Richmond, British Columbia, Canada within close proximity to the Cellex acquisition noted above. Plug Power plans to integrate the two companies into one.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets, thus the allocation of the purchase price is subject to adjustment:

(Dollars in thousands)
Current assets	$2,002
Property, plant and equipment	2,352
Identifiable intangible assets	6,900
Goodwill	6,793

Total assets acquired	18,047
Current liabilities	3,466
Long term liabilities	2,881

Total liabilities assumed	6,347

Net assets acquired	$11,700

Of the $6.9 million of intangible assets, $5.9 million has been preliminarily assigned to acquired technology and $1.0 million has been preliminarily assigned to customer relationships, both of which are being amortized over 8 years.

By acquiring both General Hydrogen and Cellex, leaders in their industry, the Company expects to realize significant technological and operational synergies while pursuing high-value applications in the material handling market. Further, the Company anticipates that higher volume commercial product manufacturing activities will be established in Plug Power’s Latham, N.Y. facility. The Company intends to leverage Plug Power’s existing commercial infrastructure and expect to avoid some of the expenditures typically associated with the transition to a manufacturing enterprise.

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of June 30, 2007 are as follows:

(Dollars in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Exchange	Total
Acquired Technology	8 years	$15,900	$(435)	1,211	16,676
Customer Relationships	8 years	1,000	(21)	—	979

		$16,900	$(456)	1,211	17,655

Amortization expense for acquired identifiable intangible assets for the quarter and six months ended June 30, 2007 was $456,000. Estimated amortization expense for the remainder of 2007 and subsequent years is as follows:

(Dollars in thousands)
2007	$1,559
2008	2,207
2009	2,207
2010	2,207
2011	2,207
Thereafter	7,268

Total	$17,655

The following unaudited pro forma financial information for the quarters and six months ended June 30, 2007 and 2006 present the consolidated operations of the Company as if the Cellex and General Hydrogen acquisitions had been made on January 1, 2006, after giving effect to adjustments for the amortization of identifiable intangible assets related to the acquisitions. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

(Dollars in thousands, except per share)	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Revenue	$4,266	$3,191	$7,418	$5,652
Net loss	(18,090)	(17,173)	(32,875)	(33,476)
Basic and Diluted loss per share	$(0.21)	$(0.20)	$(0.38)	$(0.39)

3. Basis of Presentation

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the Company’s December 31, 2006 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the periods as of and ending June 30, 2007 and 2006.

Cash Equivalents: Cash equivalents consist of money market accounts, overnight repurchase agreements, certificates of deposit, and debt with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Available-for-Sale Securities: Management determines the appropriate classification of its investments in available-for-sale securities at the time of purchase and reevaluates such determinations at each balance sheet date. Available-for-sale securities include debt obligations and mortgage-backed securities, which are carried at estimated fair value. These investments are considered available-for-sale, and the difference between the amortized cost and the estimated fair value of these securities is reflected in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. The Company has had no investments that qualify as trading or held-to-maturity. The cost of securities sold is based on the specific identification method. Security transactions are recognized on a trade date basis. Premiums and discounts on securities are amortized and accreted over the term of the security using the interest method. When a decline in market value of a security is considered other-than-temporary, the cost basis of the individual security is written down to estimated fair value as the new cost basis and the loss is charged to interest income and net realized/unrealized gains (losses) from the sale of available-for-sale securities in the consolidated statement of operations. At June 30, 2007, the difference between the amortized cost and the fair value of these securities result in an unrealized loss in the amount of $100,505. At June 30, 2007, none of the Company’s available-for-sale securities had contractual maturities exceeding thirty months.

Inventory: Inventory is stated at the lower of average cost or market and generally consists primarily of raw materials. At June 30, 2007, inventory included 10 completed units shipped on a consignment basis, valued at approximately $181,000. At December 31, 2006, inventory included 43 completed units shipped on a consignment basis, valued at approximately $573,000.

Repayable Government Assistance: The Company accounts for contracts with the National Research Council of Canada and the Technology Partnership Canada in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 68, “Research and Development Arrangements” and Emerging Issues Task Force (EITF) Issue No. 88-18, “Sales of Future Revenues”. Accordingly, funding received under these government assistance arrangements is recorded as a liability when received and interest is imputed at the applicable rates.

Goodwill: Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually, on December 31, or upon the occurrence of triggering events in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the excess of costs over fair value of the Cellex, General Hydrogen, and H Power Corp. net assets acquired.

Impairment of Long-Lived Assets: Long-lived assets, such as property, plant, and equipment and amortizing intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

The Company’s initial sales of GenSys® , GenCore® and GenDrive products contain multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment shortly after delivery or installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within contractual arrangements are not accounted for separately based on the Company’s limited commercial experience and available evidence of fair value of the different components. As a result, the Company defers recognition of product and service revenue and recognizes revenue on a straight-line basis over the stated contractual term, or over the expected term if it is probable that the contractual term will be extended, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, which are generally recognized when units are shipped, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations, which are recognized as incurred. At June 30, 2007 and December 31, 2006, the Company had deferred product and service revenue in the amount of $3.2 million and $2.2 million, respectively.

As the Company gains commercial experience, including field experience relative to service and warranty based on the sales of initial products, the fair values for the multiple elements within future contracts may become determinable, and the Company may, in future periods, recognize revenue upon shipment of the product or may continue to defer recognition, based on application of appropriate guidance within EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.

Research and Development Contract Revenue: Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 51%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. We also have fixed fee contracts in 2007. Revenue under these contracts is recognized on the basis of the achievement of specified milestones. At June 30, 2007 and December 31, 2006, the Company had deferred contract revenue of approximately $426,000 and $461,000, respectively.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a significant impact on our financial results and did not result in a cumulative effect adjustment to the January 1, 2007 balance of retained earnings.

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

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, unless the Company cannot recognize the deduction (i.e. the Company is in a net operating loss (NOL) position), based on the amount of compensation cost recognized and the Company’s statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in additional paid-in capital if the tax deduction exceeds the deferred tax asset or in the consolidated statements of operations if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards. No tax benefit or expense for stock-based compensation has been recorded during three and six months ended June 30, 2007 and 2006, since the Company remains in a NOL position.

For the three and six months ended June 30, 2007 and 2006, the Company recorded expense of approximately $1.3, $2.7, $1.3 and $2.1 million, respectively, in connection with its share-based payment awards.

Foreign Currency Translation: Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates. Income and expenses of the foreign subsidiaries are translated into U.S. dollars at the approximate average exchange rates that prevailed during the periods presented. The functional currency of all subsidiaries is considered to be the local currency; consequently, adjustments resulting from the translation of the subsidiaries’ financial statements are reflected in accumulated other comprehensive income (loss) in stockholders’ equity and not as a part of the results of operations.

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

4. Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(16,726,710)	$(13,025,003)	$(27,909,717)	$(25,150,922)
Denominator:
Weighted average number of common shares	86,656,349	86,020,770	86,552,825	85,974,843
Loss per share:
Basic and diluted	(0.19)	(0.15)	(0.32)	(0.29)

No options, warrants, securities convertible into common stock (such as the Company’s preferred stock), or unvested restricted stock outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares for the six month periods ended June 30, 2007 and 2006 are summarized as follows:

	Shares
	2007	2006
Stock options	7,001,062	5,997,128
Unvested restricted stock	735,125	234,377
Preferred stock(1)	39,500,000	39,500,000
Warrants(2)	571,429	—

	47,807,616	45,731,505

(1)	The preferred stock amount represents the dilutive potential common shares of the 395,000 shares of Class B capital stock issued on June 29, 2006.
(2)	The warrants were granted to the shareholders of General Hydrogen in connection with the acquisition of General Hydrogen (see note 2).

5. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2007 are as follows:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity	Comprehensive Loss
December 31, 2006	$3,950	$867,952	$751,118,315	$(70,480)	$(457,391,545)	$294,528,192
Net loss					(27,909,717)	(27,909,717)	$(27,909,717)
Net change in unrealized loss on available-for-sale securities				(30,025)		(30,025)	(30,025)
Foreign currency translation gain				4,069,821		4,069,821	4,069,821
Stock-based compensation		7,591	2,851,463			2,859,054

June 30, 2007	$3,950	$875,543	$753,969,778	$3,969,316	$(485,301,262)	$273,517,325	$(23,869,921)

Common stock issued during the six months ended June 30, 2007 consisted of approximately 594,000 shares issued as stock-based compensation for employee benefit plans, 65,000 shares issued under the Employee Stock Purchase Plan and 100,000 shares issued pursuant to the exercise of stock options.

6. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and noncash financing and investing activities which occurred during the six months ended June 30, 2007 and 2006:

	June 30, 2007	June 30, 2006
Cash paid for interest	$—	$89,691
Stock-based compensation accrual impact	—	660,095
Change in unrealized gain/loss on available-for-sale securities	(30,025)	173,241
Reduction of due to broker for security purchase	(5,000,000)	—
Estimated fair value of net assets acquired and liabilities assumed	57,785,000	—

7. Repayable Government Assistance

During the year ended December 31, 2000, Cellex entered into an Industrial Research Assistance Program Repayable Contribution Agreement with the National Research Council of Canada (“NRC”) under which it received contributions totaling Cdn$500,000 for certain development activities. The agreement with the NRC provides for payment of royalties of up to 170% of the contributions received subject to certain conditions, payable quarterly, calculated at 3.5% of gross revenues.

Cellex also entered into two agreements with Technology Partnerships Canada (TPC) during the year ended December 31, 2005 for the development of early market fuel cell applications.

Under the first agreement, TPC will contribute the lesser of Cdn$9.5 million or 33% of eligible costs incurred during the period July 2004 to June 2009. Following the completion of the development project, TPC will be entitled to recover its investment through royalty payments of 2.06% of revenues during the period January 1, 2010 to December 31, 2017, or until a Cdn$42.2 million cap is reached, whichever occurs first. If, as of December 31, 2017, the cumulative royalty paid and owing has not reached Cdn$28.1 million, royalty payments will continue to be payable until Cdn$28.1 million is reached or until December 31, 2027, whichever occurs first.

Under the second agreement, TPC will contribute the lesser of Cdn$9.0 million and 32% of eligible costs incurred though June 2008. Following the completion of the development project, TPC will be entitled to recover its investment through royalty payments of 1.98% of revenues during the period January 1, 2009 to December 31, 2016. If, as of December 31, 2016, the cumulative royalty paid and owing has not reached Cdn$22.9 million, royalty payments will continue to be payable until Cdn$22.9 million is reached or until December 31, 2026, whichever occurs first.

The Company has recorded the estimate of amounts owed under these arrangements as a debt and accrued interest based on imputed interest rates. Royalty payments are recorded as a reduction of the debt. Accordingly, liabilities in the amount of $4.0 million and $216,096 have been recorded as repayable government assistance and current portion of repayable assistance, respectively, in the condensed consolidated balance sheet as at June 30, 2007.

8. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted this statement on January 1, 2007. No adjustment of opening balances was required and the adoption of this Interpretation did not have an impact on the Company’s consolidated financial statements.

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

Overview

We design and develop on-site energy systems based on proton exchange membrane fuel cell technology for commercial and residential energy consumers worldwide. We are focused on fuel cell and fuel processing technologies, from which we are offering or developing multiple products. We are currently offering our GenCore® product for commercial sale. Our GenCore® product is a back-up power product for telecommunications, broadband, utility and industrial uninterruptible power supply, or UPS, applications. We are developing additional products known as GenSys® for continuous run power applications, with optional combined heat and power capability for remote small commercial and remote residential applications. We are also developing products known as GenDrive™ targeted at the materials handling application.

We are a development stage enterprise in the early period of field-testing and marketing our initial commercial products to a limited number of customers, including telecommunications companies, utilities, government entities and our distribution partners. Our initial commercial product, the GenCore®, is designed to provide direct-current backup power for the targeted application described above. See “Product Development and Commercialization.” The GenCore® is fueled by hydrogen and does not require a fuel processor.

Our sales and marketing strategy is to build a network of leading distributors who have established relationships, and sub-distributor networks, that can distribute and service our products in targeted geographic and/or market segments. We have distribution agreements in place with 17 distributors including Tyco Electronics Power Systems, Inc., or Tyco, our largest North American distribution partner and IST Holdings Ltd., or IST, our distribution partner in South Africa. We also form relationships with customers and enter into development and demonstration programs with telecommunications companies, electric utilities, government agencies and other energy providers. Many of our initial sales of GenSys® and GenCore® 5T are contract-specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the contractual terms as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. However, if the warranty or service period is expected to exceed the contractual warranty/service period the deferred revenue would be recognized over that expected longer warranty/service period and may not begin until units are installed. See “Basis of Presentation—Product and Service Revenue.”

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

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of June 30, 2007, we had cash and cash equivalents and available-for-sale securities totaling $190.8 million and working capital of $192.9 million.

During the six months ended June 30, 2007, cash used by operating activities was $25.4 million, consisting primarily of a net loss of $27.9 million offset, in part, by non-cash expenses in the amount of $4.9 million, including $2.2 million for depreciation and amortization and $2.7 million for stock based compensation. Cash provided by investing activities for the six months ended June 30, 2007 was $26.2 million, consisting of $74.6 million of net proceeds from available-for-sale securities offset by $1.2 million used to purchase property, plant and equipment, and $47.2 million related to the acquisitions of Cellex Power Products, Inc., or Cellex, and General Hydrogen Corporation.

Recent Developments

Acquisitions

On April 3, 2007, the Company completed the acquisition of Cellex. The Company paid $46.1 million, including acquisition costs, in cash for all of Cellex’s outstanding shares. Cellex has been developing PEM fuel cell power units for electric lift trucks and is targeting the estimated $1.5 billion industrial motive battery market. In November 2006, Cellex successfully completed beta testing of its zero-emission, hydrogen fuel cell power units in pallet trucks at two Ohio-based Wal-Mart distribution centers. Cellex has focused its initial product initiatives on class 3 electric lift trucks, often referred to as “pallet trucks,” that are the predominant equipment used to transport goods within large distribution centers. Cellex’s product strategy is to develop a full product portfolio addressing all three classes of electric lift trucks, enabling complete conversion of distribution centers and maximizing customer benefit. Cellex’s product delivers value to the customer via increased productivity and reduced fueling time, as well as the elimination of cost, environmental, and safety issues associated with traditional lead acid batteries.

On May 7, 2007, the Company announced the acquisition of General Hydrogen Corporation, or General Hydrogen, a leader in the development and commercialization of fuel cell power units that provide motive power for electric lift trucks and other mobile industrial equipment. The Company paid approximately $8.7 million, including acquisition costs, plus the settlement of $3.0 million in senior secured loans previously made by the Company to General Hydrogen, for all of the outstanding capital stock of General Hydrogen. In addition, the shareholders of General Hydrogen received warrants to purchase up to 571,429 shares of the Company’s Common Stock. The warrants become exercisable when the Company’s Common Stock trades at a volume weighted average price of $7.00 or more for 10 consecutive trading days. The warrants carry an exercise price of $.01 per share and expire four years from the date of issuance.

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

Distribution, Marketing and Strategic Relationships

We have developed an extended enterprise by forming strategic relationships with well-established companies in key areas including distribution, marketing, supply, technology development and product development. As part of our sales and marketing strategy, we have built a network of leading distributors who have established relationships and sub-distributor networks that can distribute and service our products in specific geographic or market segments. We have 17 distribution agreements in place, including agreements with Tyco, our largest North American distribution partner, and IST, our distribution partner in South Africa.

We have continuing strategic partnerships and have established strong supply-chain relationships with several companies some of which are described in greater detail below.

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

Honda: We have an agreement with Honda to exclusively and jointly develop and test the Home Energy Station. We expect our current contract with Honda to continue throughout 2007 to fund our joint development of the fourth generation Home Energy Station. We also had an agreement with Honda to fund joint research and development of technology that may be utilized in future systems; we have completed our work under this agreement and are in the process of preparing a final report for Honda.

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

Vaillant: We are working with Vaillant GmbH, a major supplier of residential heating equipment in Europe, as part of a consortium to develop a residential combined heat and power system incorporating the high-temperature Membrane Exchange Unit (MEU) from BASF.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and June 30, 2006.

Product and service revenue. Product and service revenue decreased to $676,000 for the three months ended June 30, 2007, from $743,000 for the three months ended June 30, 2006, primarily due to the timing of revenue recognition for certain previously shipped systems where revenue became fully recognized prior to the three months ended June 30, 2007 and for units shipped and installed during the second quarter of 2007. We defer recognition of product and service revenue at the time of delivery and recognize revenue as the continued service, maintenance and other support obligations expire. However, if the warranty or service period is expected to exceed the contractual warranty/service period the deferred revenue would be recognized over that expected longer warranty/service period. Revenue from sales of our GenDrive product was not material.

Many of our initial sales of GenSys® and GenCore® 5T products contain multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support obligations. While contract terms generally require payment shortly after delivery or installation (with respect to certain consignment sales) of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value of the different components. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. However, if the warranty or service period is expected to exceed the contractual warranty/service period the deferred revenue would be recognized over that expected longer warranty/service period.

During the three months ended June 30, 2007, we shipped 62 GenCore® systems and began recognizing product and service revenue for this current year activity in the amount of $221,000. We also recognized $455,000 of revenue deferred at December 31, 2006. This compares to 37 GenCore® systems shipped for the three months ended June 30, 2006, during which we recognized $188,000 of product and service revenue against 2006 deliveries and $555,000 of revenue deferred at December 31, 2005.

During the three months ended June 30, 2007 and 2006, we invoiced $996,000 and $991,000, respectively, for the shipment (or installation with respect to consignment sales) of fuel cell systems and the release of units that were on consignment and recognized revenue of $676,000 and $743,000, respectively. Any differences between the amounts invoiced and the recognized revenue is a result of deferred revenue recognized in accordance with our revenue recognition policy as described above.

Research and development contract revenue. Research and development contract revenue increased to $3.3 million for the three months ended June 30, 2007, compared to $2.0 million during the same period last year. The net change is the result of spending levels increasing for material purchases and subcontractor activity as the U.S. Department of Energy, the U.S. Department of Defense, and the New York State Energy Research and Development Authority have begun new programs as well as increased funding from Honda R&D Co., Ltd. of Japan. These increases were partially offset by decreased activity under our contracts with the National Institute of Standards and Technology. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs, with our cost-sharing percentages being between 20% and 51% of total project costs. Revenue from “time and material” contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. We also have fixed fee contracts in 2007. Revenue under these contracts is recognized on the basis of the achievement of specified milestones. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue increased to $4.4 million for the three months ended June 30, 2007, from $1.3 million for the three months ended June 30, 2006. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, which costs are generally recognized when units are shipped, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations, which are recognized as incurred. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services. The increase in the cost of product and service revenue primarily resulted from a $2.0 million charge for certain future expected service and warranty costs for existing fuel cell units in the field. Also contributing to the increase was an increase in shipments and servicing costs of the larger installed base. For the three months ended June 30, 2007 we installed 41 GenCore® systems compared with 17 for the three months ended June 30, 2006.

Cost of research and development contract revenue. Cost of research and development contract revenue increased to $4.7 million for the three months ended June 30, 2007, from $2.4 million for the three months ended June 30, 2006 as a result of the new contracts for 2007 partially offset by decreased work under existing agreements as described above. Cost of research and development contract revenue includes costs associated with research and development contracts including compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Noncash research and development expense. Noncash research and development expense for the three months ended June 30, 2007, increased to $852,000 from $717,000 during the same period last year. Noncash research and development expense represents the recognition of the fair value of stock options and restricted stock awards to employees, consultants and others in exchange for services provided over the applicable vesting periods.

Other research and development expense. Other research and development expenses were $7.9 million for the three months ended June 30, 2007, compared to $9.3 million for the three months ended June 30, 2006. These costs are associated with our efforts to advance the development of our next generation continuous run product combined with continued research and development activities related to future product initiatives. Other research and development expense includes materials to build development and prototype units, cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. The decrease in other research and development expense primarily resulted from an increase in resources assigned to revenue-generating research and development contract programs, which more than offset the additional $1.4 million in research and development expenses incurred by the acquired companies.

Noncash general and administrative expense. Noncash general and administrative expenses for the three months ended June 30, 2007 decreased to $432,000 from $571,000 for the three months ended June 30, 2006. Noncash general and administrative expense represents the recognition of the fair value of stock options and restricted stock awards to employees, consultants and others in exchange for services provided over the applicable vesting periods.

Other general and administrative expense. Other general and administrative expense increased to $4.6 million for the three months ended June 30, 2007, from $2.4 million for the three months ended June 30, 2006 primarily as a result of the general and administrative expenses of the acquired companies plus increased marketing and sales activities. Other general and administrative expense includes cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, marketing, information technology and legal services.

Amortization of intangible assets. Amortization of intangible assets was $456,000 for the three months ended June 30, 2007. This expense relates to the amortization of identifiable intangible assets acquired from Cellex and General Hydrogen during the quarter ended June 30, 2007.

Interest income and net realized gains/(losses) from available-for-sale securities. Interest income and net realized gains/(losses) from the sale of available-for-sale securities, consisting primarily of interest earned on our cash, cash equivalents and available-for-sale securities, increased to $2.6 million for the three months ended June 30, 2007 from $1.0 million for the three months ended June 30, 2006. The increase was the result of investment returns from higher cash and available-for-sale security balances due to the $217 million of cash proceeds received from Smart Hydrogen Inc. in the second quarter of 2006. Total net realized gains from the sale of available-for-sale securities was approximately $42,000 and $19,000 for the three months ended June 30, 2007 and 2006, respectively.

Interest expense. Interest expense increased to $107,000 for the three months ended June 30, 2007 from $53,000 for the three months ended June 30, 2006. Interest expense for 2007 consists of interest on debt related to the acquired companies and in 2006 consisted of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations. As of December 31, 2006, all of the Company’s previous debt and capital lease obligations were paid in full.

Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized.

Comparison of the Six Months Ended June 30, 2007 and June 30, 2006.

Product and service revenue. Product and service revenue decreased to $1.1 million for the six months ended June 30, 2007, from $1.6 million for the six months ended June 30, 2006, primarily due to the timing of revenue recognition for certain previously shipped systems where revenue became fully recognized prior to the six months ended June 30, 2007 and for units shipped and installed during 2007.

During the six months ended June 30, 2007, we shipped 103 GenCore® systems and began recognizing product and service revenue for this current year activity in the amount of $289,000. We also recognized $849,000 of revenue deferred at December 31, 2006. This compares to 52 GenCore® systems shipped for the six months ended June 30, 2006, during which we recognized $300,000 of product and service revenue against 2006 deliveries and $1.3 million of revenue deferred at December 31, 2005.

During the six months ended June 30, 2007 and 2006, we invoiced $2.1 million and $1.4 million, respectively, for the shipment of fuel cell systems and the release of units that were on consignment and recognized revenue of $1.1 million and $1.6 million, respectively. Any differences between the amounts invoiced and the recognized revenue is a result of deferred revenue recognized in accordance with our revenue recognition policy as described above.

Research and development contract revenue. Research and development contract revenue increased to $5.5 million for the six months ended June 30, 2007, compared to $3.4 million during the same period last year. The net change is the result of spending levels increasing for material purchases and subcontractor activity as the U.S. Department of Energy, the U.S. Department of Defense, and the New York State Energy Research and Development Authority have begun new programs as well as increased funding from Honda R&D Co., Ltd. of Japan. These increases were partially offset by decreased activity under our contract with the National Institute of Standards and Technology. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We also have fixed fee contracts in 2007. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue increased to $6.1 million for the six months ended June 30, 2007, from $2.6 million for the six months ended June 30, 2006. The increase in the cost of product and service revenue primarily resulted from a $2.0 million charge for certain expected service and warranty costs for existing fuel cell units in the field. Also contributing to the increase was an increase in shipments and servicing costs of the larger installed base. For the six months ended June 30, 2007 we installed 104 units compared with 45 units for the six months ended June 30, 2006.

Cost of research and development contract revenue. Cost of research and development contract revenue increased to $7.4 million for the six months ended June 30, 2007, from $4.9 million for the six months ended June 30, 2006 as a result of the new contracts for 2007, partially offset by decreased work under existing agreements as described above.

Noncash research and development expense. Noncash research and development expense for the six months ended June 30, 2007, increased to $1.7 million from $1.4 million during the same period last year. Noncash research and development expense represents the recognition of the fair value of stock options and restricted stock awards to employees, consultants and others in exchange for services provided over the applicable vesting periods.

Other research and development expense. Other research and development expenses were $16.4 million for the six months ended June 30, 2007, compared to $17.6 million for the six months ended June 30, 2006. These costs are associated with our efforts to advance the development of our next generation continuous run product combined with continued research and development activities related to future product initiatives. The decrease in other research and development expense primarily resulted from an increase in resources assigned to revenue-generating research and development contract programs, which more than offset the additional research and development expenses incurred by the acquired companies.

Noncash general and administrative expense. Noncash general and administrative expenses for the six months ended June 30, 2007, increased to $944,000 from $766,000 for the six months ended June 30, 2006. Noncash general and administrative expense represents the recognition of the fair value of stock options and restricted awards to employees, consultants and others in exchange for services provided over the applicable vesting periods.

Other general and administrative expense. Other general and administrative expense increased to $8.1 million for the six months ended June 30, 2007, from $4.7 million for the six months ended June 30, 2006 primarily as a result of the general and administrative expenses of the acquired companies plus increased marketing and sales activities and costs related to the corporate reorganization announced in February 2007.

Amortization of intangible assets. Amortization of intangible assets was $456,000 for the six months ended June 30, 2007. This expense relates to the amortization of identifiable intangible assets acquired from Cellex and General Hydrogen during the quarter ended June 30, 2007.

Interest income and net realized gains/(losses) from available-for-sale securities. Interest income and net realized gains/(losses) from the sale of available-for-sale securities, consisting primarily of interest earned on our cash, cash equivalents and available-for-sale securities, increased to $6.5 million for the six months ended June 30, 2007 from $1.8 million for the six months ended June 30, 2006. The increase was the result of investment returns from higher cash and available-for-sale security balances due to the $217 million of cash proceeds received from Smart Hydrogen Inc. in the second quarter of 2006. Total net realized gains from the sale of available-for-sale securities was approximately $96,000 and $31,000 for the six months ended June 30, 2007 and 2006, respectively.

Interest expense. Interest expense increased to $107,000 for the six months ended June 30, 2007, from $102,000 for the six months ended June 30, 2006. Interest expense for 2007 consists of interest on debt related to the acquired companies and for 2006 consisted of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations. As of December 31, 2006, all of the Company’s previous debt and capital lease obligations were paid in full.

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

We apply the guidance within Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104) to our initial sales contracts to determine when to properly recognize revenue. Our initial sales of products contain multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms generally require payment shortly after delivery or installation in the case of consignment sales of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the contractual service period, which is generally for periods of twelve to thirty months, or over the anticipated service period if expected to exceed the contractual service period.

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

Valuation of long-lived assets: We assess the impairment of long-lived assets, including identifiable intangible assets, and goodwill, if any, whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, for goodwill, at least annually. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of long-lived assets, including identifiable intangible assets, and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based upon the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as appropriate. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $211.7 million as of December 31, 2006 due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At June 30, 2007 and 2006, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero for the six month periods ended June 30, 2007 and 2006. The Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions on January 1, 2007. No adjustment of opening balances was required and the adoption of this Interpretation had no impact on the Company’s consolidated financial statements.

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

Liquidity and Capital Resources

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our on-site energy products, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our energy products for worldwide use, hiring and training our production staff, develop and expand our manufacturing capacity and continue expanding our production and our research and development activities. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash, cash equivalents and available-for-sale securities balances will provide sufficient liquidity to fund operations for at least the next twelve months.

Several key indicators of liquidity are summarized in the following table:

(in thousands)	Six months ended June 30, 2007	Year ended December 31, 2006	Six months ended June 30, 2006
Unrestricted cash, cash equivalents and available-for-sale securities at end of period	$190,830	$269,123	$290,265
Working capital at end of period	192,894	267,002	289,112
Net loss	27,910	50,310	25,151
Net cash used in operating activities	25,390	46,107	21,548
Purchase of property, plant and equipment	1,178	1,275	521

During the six months ended June 30, 2007, cash used by operating activities was $25.4 million, consisting primarily of a net loss of $27.9 million offset, in part, by noncash expenses in the amount of $4.9 million, including $2.2 million for depreciation and amortization and $2.7 million for stock-based compensation awards. Cash provided by investing activities for the six months ended June 30, 2007 was $26.2 million, consisting of $74.6 million of net proceeds from the sale of available-for-sale securities offset by $1.2 million used to purchase property, plant and equipment, and $47.2 million related to the acquisitions of Cellex and General Hydrogen.

We have financed our operations through June 30, 2007 primarily from the sale of equity, which has provided cash in the amount of $635.8 million. Since inception, net cash used in operating activities has been $373.7 million, and cash used in investing activities has been $227.5 million, including our purchase of property, plant and equipment of $35.2 million, our investments in available-for-sale securities in the amount of $162.7 million, and net cash used for acquisitions of $17.8 million.

On April 3, 2007, we purchased all of the outstanding capital stock of Cellex from its equity holders for an aggregate cash purchase price of $46.1 million, including acquisition costs.

On May 4, 2007, the Company acquired General Hydrogen. The Company paid approximately $8.7 million, including acquisition costs, plus the settlement of $3.0 million in senior secured loans previously made by the Company to General Hydrogen, for all of the outstanding capital stock of General Hydrogen. In addition, the shareholders of General Hydrogen received warrants to purchase up to 571,429 shares of the Company’s Common Stock. The warrants become exercisable when the Company’s Common Stock trades at a volume weighted average price of $7.00 or more for 10 consecutive trading days. The warrants carry an exercise price of $.01 per share and expire four years from the date of issuance.

From inception through June 30, 2007, we have incurred losses of $485.3 million and expect to continue to incur losses as we continue our product development and commercialization programs and expand our manufacturing capacity. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce, deliver, and install, the cost and sales price of such systems, the related service requirements necessary to maintain those systems and potential design changes required as a result of field testing.

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

PART II—OTHER INFORMATION

ITEM 1A—RISK FACTORS

The following risk factor is in addition to those included in our Annual Report on Form 10-K filed for the year ended December 31, 2006:

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2007, we issued 75,686 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

In connection with our acquisition of General Hydrogen, we issued warrants to purchase up to 571,429 shares of our common stock to General Hydrogen’s shareholders. The warrants become exercisable when the Company’s Common Stock trades at a volume weighted average price of $7.00 or more for 10 consecutive trading days. The warrants carry an exercise price of $.01 per share and expire four years from the date of issuance. The issuance of these warrants is exempt from registration under section 4(2) of the Securities Act of 1933, as amended.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders (“Annual Meeting”) held on May 17, 2007, our stockholders approved the following:

(1)	To elect the following directors as Class II Directors, each to hold office until the Company’s 2010 annual meeting of stockholders and until such director’s successor is duly elected and qualified:

Nominee	For	Against/ Withheld	Abstain	Broker NonVotes
George C. McNamee	63,162,955	653,407	—	—
J. Douglas Grant	54,526,913	9,289,449	—	—

ITEM 6—EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.2	Certificate of Designations of Class B Capital Stock, a series of preferred stock, of Plug Power Inc. (2)

3.3	Amended and restated By-laws of Plug Power Inc. (2)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Plug Power Inc. (3)

10.1	Share Purchase Agreement, dated as of March 15, 2007, by and among Cellex Power Products, Inc., certain stockholders of Cellex Power Products, Inc. and Plug Power Inc. (5)

10.2	Severance Agreement dated as of July 12, 2007, by and between Gerard A. Anderson and Plug Power Inc. (4)

10.3	Executive Severance Agreement dated as of July 9, 2007, by and between Gerard A. Anderson and Plug Power Inc. (4)

10.4	Indemnification Agreement dated as of July 9, 2007, by and between Gerard A. Anderson and Plug Power Inc. (4)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 1999
(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 29, 2006
(3)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 2000
(4)	Incorporated by reference to the Company’s current Report on Form 8-K dated July 12, 2007
(5)	Furnished herewith

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	PLUG POWER INC.

	by:	/s/ Roger B. Saillant
Roger B. Saillant
Chief Executive Officer

	by:	/s/ Gerard A. Anderson
Gerard A. Anderson
Chief Financial Officer