Form 10-Q
period 2007-09-30
PLUG POWER INC
filed 2007-11-09
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares of common stock, par value of $.01 per share, outstanding as of November 5, 2007 was 87,833,538

PLUG POWER INC.

INDEX to FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – September 30, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Operations – Three month and nine month periods ended September 30, 2007 and September 30, 2006 and Cumulative Amounts from Inception	4

Condensed Consolidated Statements of Cash Flows – Nine month periods ended September 30, 2007 and September 30, 2006 and Cumulative Amounts from Inception	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	23

Item 4 – Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A – Risk Factors	24

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6 – Exhibits	25

Signatures	25

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$18,171,364	$26,899,866
Available-for-sale securities	162,237,679	242,223,202
Accounts receivable, less allowance of $35,670 at September 30, 2007 and December 31, 2006	3,280,303	892,641
Inventory	7,390,834	5,558,710
Government assistance receivable	292,566	—
Prepaid expenses and other current assets	2,237,888	3,706,400

Total current assets	193,610,634	279,280,819
Property, plant and equipment, net	20,980,537	18,048,254
Goodwill	49,424,406	10,388,980
Intangible assets, net	17,809,312	—
Other assets	263,090	201,859

Total assets	$282,087,979	$307,919,912

Liabilities and Stockholders’ Equity
Current liabilities:
Due to broker for security purchase	$—	$5,000,000
Accounts payable	4,333,322	1,989,983
Accrued expenses	4,166,127	2,596,990
Deferred revenue	4,166,864	2,692,320
Other current liabilities	402,496	—

Total current liabilities	13,068,809	12,279,293
Repayable government assistance	4,363,233	—
Other liabilities	1,349,492	1,112,427

Total liabilities	18,781,534	13,391,720

Stockholders’ equity:
Class B Capital stock, a class of preferred stock, $0.01 par value per share; 5,000,000 shares authorized; 395,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	3,950	3,950
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 87,801,200 shares issued and outstanding at September 30, 2007 and 86,794,915 shares issued and outstanding at December 31, 2006	878,012	867,952
Additional paid-in capital	755,356,784	751,118,315
Accumulated other comprehensive income (loss)	7,545,207	(70,480)
Deficit accumulated during the development stage	(500,477,508)	(457,391,545)

Total stockholders’ equity	263,306,445	294,528,192

Total liabilities and stockholders’ equity	$282,087,979	$307,919,912

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative Amounts from Inception
	2007	2006	2007	2006
Revenue
Product and service revenue	$1,199,490	$676,378	$2,337,302	$2,275,958	$34,697,227
Research and development contract revenue	3,335,541	1,079,161	8,835,009	4,519,446	71,113,575

Total revenue	4,535,031	1,755,539	11,172,311	6,795,404	105,810,802
Cost of revenue and expenses
Cost of product and service revenue	1,963,490	761,453	8,030,052	3,318,813	42,160,489
Cost of research and development contract revenue	5,198,167	1,335,963	12,574,524	6,223,503	101,364,162
In-process research and development	—	—	—	—	12,026,640
Research and development expense:
Noncash stock-based compensation	928,305	712,851	2,656,975	2,093,126	14,282,519
Other research and development	8,433,526	10,855,776	24,789,707	28,496,477	359,566,367
General and administrative expense:
Noncash stock-based compensation	484,135	319,595	1,428,318	1,085,715	19,275,645
Other general and administrative	4,682,351	3,123,729	12,773,906	7,800,212	75,701,461
Amortization of intangible assets	571,914	—	1,028,164	—	1,028,164

Operating loss	(17,726,857)	(15,353,828)	(52,109,335)	(42,222,442)	(519,594,645)
Interest income and net realized gains/(losses) from the sale of available-for-sale securities	2,760,053	3,532,965	9,277,386	5,353,011	39,297,036
Interest expense	(114,061)	(55,932)	(220,591)	(158,286)	(1,568,726)
Other income (loss)	(95,381)	—	(33,423)	—	(33,423)

Loss before equity in losses of affiliates	(15,176,246)	(11,876,795)	(43,085,963)	(37,027,717)	(481,899,758)
Equity in losses of affiliates	—	—	—	—	(18,577,750)

Net loss	$(15,176,246)	$(11,876,795)	$(43,085,963)	$(37,027,717)	$(500,477,508)

Loss per share:
Basic and diluted	$(0.17)	$(0.14)	$(0.50)	$(0.43)

Weighted average number of common shares outstanding	86,894,954	86,184,390	86,668,121	86,045,202

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,		Cumulative Amounts from Inception
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(43,085,963)	$(37,027,717)	$(500,477,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,817,040	2,411,277	33,000,591
Equity in losses of affiliates	—	—	18,577,750
Amortization of intangible assets	1,028,164	—	16,152,665
Noncash prepaid development costs	—	—	10,000,000
Amortization of deferred grant revenue	—	—	(1,000,000)
Stock-based compensation	4,085,293	3,838,936	33,380,406
Allowance for bad debts	—	—	35,670
Loss on disposal of property, plant and equipment	—	—	27,493
In-kind services	—	—	1,340,000
Interest on repayable government assistance	218,623	—	218,623
Amortization and write-off of deferred rent	—	—	2,000,000
In-process research and development	—	—	7,042,640
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(2,243,114)	288,384	(2,952,084)
Government assistance receivable	652,167	—	652,167
Inventory	(506,660)	(20,807)	(5,710,797)
Prepaid expenses and other current assets	435,782	(417,679)	(4,348,786)
Accounts payable, accrued expenses and other liabilities	(800,436)	(1,872,489)	2,617,274
Deferred revenue	1,470,758	13,072	5,163,078

Net cash used in operating activities	(35,928,346)	(32,787,023)	(384,280,818)

Cash Flows From Investing Activities:
Cash paid for acquisitions, net	(47,228,232)	—	(17,762,491)
Increase in notes receivable	—	—	(1,000,000)
Purchase of property, plant and equipment	(2,117,270)	(1,114,794)	(36,096,445)
Proceeds from disposal of property, plant and equipment	—	—	315,666
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Proceeds from maturities and sales of available-for-sale securities	511,469,449	675,017,890	2,284,254,159
Purchases of available-for-sale securities	(436,183,051)	(834,387,515)	(2,446,261,443)

Net cash provided by (used in) investing activities	25,940,896	(160,484,419)	(227,675,054)

Cash Flows From Financing Activities:
Proceeds from issuance of common and preferred stock	—	217,311,820	428,529,602
Proceeds from public offerings, net	—	—	201,911,705
Stock issuance costs	—	(2,953,549)	(5,548,027)
Government assistance	238,983	—	238,983
Proceeds from shares issued for stock option exercises and employee stock purchase plan	217,287	220,995	10,978,893
Repayment of loans due to General Hydrogen shareholders	(400,000)	—	(400,000)
Principal payments on long-term debt and capital lease obligations	—	(141,806)	(6,786,687)

Net cash provided by financing activities	56,270	214,437,460	628,924,559

Effect of exchange rate changes on cash	1,202,678	—	1,202,677
(Decrease) increase in cash and cash equivalents	(8,728,502)	21,166,018	18,171,364

	Nine months ended September 30,		Cumulative Amounts from Inception
	2007	2006
Cash and cash equivalents, beginning of period	26,899,866	21,877,726	—

Cash and cash equivalents, end of period	$18,171,364	$43,043,744	$18,171,364

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

The Company is currently pursuing commercialization of its GenCore® product. The GenCore® product is a back-up power product initially targeted for telecommunications, broadband, utility and industrial uninterruptible power supply (UPS) applications. Following the acquisition of Cellex Power Products, Inc. (Cellex) and General Hydrogen Corporation (General Hydrogen) in the second quarter of 2007, the Company is also pursuing development and commercialization of fuel cell power units known as GenDrive™ that provide power for electric lift trucks and other mobile industrial equipment for which lead-acid batteries are the incumbent technology. During the third quarter of 2007, the Company began to manufacture and deliver its GenDrive™ units to customers from its Latham, NY facility. The Company is developing additional products known as GenSys® for continuous run power applications, with optional combined heat and power capability for remote small commercial and remote residential applications.

Liquidity

The Company’s cash requirements depend on numerous factors, including completion of our product development activities, our ability to commercialize our on-site energy products, market acceptance of our systems and other factors. The Company expects to continue to devote substantial capital resources to continue its development programs directed at commercializing on-site energy products for worldwide use, hiring and training production staff, developing and expanding manufacturing capacity, and continuing expansion of production and research and development activities. The Company will pursue the expansion of its operations through internal growth and strategic acquisitions and expects that such activities will be funded from existing cash and cash equivalents and available-for-sale securities and, to a lesser extent, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance future cash requirements or consummate future acquisitions could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods. The Company anticipates incurring additional losses over at least the next several years and believes that its current cash, cash equivalents and available-for-sale securities balances will provide sufficient liquidity to fund operations for at least the next twelve months. At September 30, 2007, the Company had cash, cash equivalents and available-for-sale securities in the amount of $180.4 million and working capital of $180.5 million.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing third-party valuations of certain intangible assets, thus the allocation of the purchase price is subject to adjustment:

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

On May 4, 2007, the Company completed the acquisition of all of the outstanding shares of General Hydrogen, a development stage enterprise, for an aggregate purchase price, including acquisition costs, of $8.7 million plus the settlement of $3 million in senior secured loans previously made by Plug Power to General Hydrogen. In addition, the shareholders of General Hydrogen received warrants to purchase up to 571,429 shares of Plug Power Common Stock. The warrants become exercisable when Plug Power’s Common Stock trades at a volume weighted average price of $7.00 or more for 10 consecutive trading days. The warrants carry an exercise price of $.01 per share and expire four years from the date of issuance. No value has been assigned to the warrants as part of the purchase price allocation. The results of General Hydrogen’s operations have been included in the consolidated financial statements since May 4, 2007. General Hydrogen is located in Richmond, British Columbia, Canada within close proximity to Cellex. During October 2007, Plug Power successfully integrated the operations of both companies into one organization.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing third-party valuations of certain intangible assets, thus the allocation of the purchase price is subject to adjustment:

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

By acquiring both General Hydrogen and Cellex, leaders in their industry, the Company expects to realize significant technological and operational synergies while pursuing high-value applications in the material handling market. Further, the Company anticipates that higher volume commercial product manufacturing activities will be established in Plug Power’s Latham, N.Y. facility. The Company intends to leverage Plug Power’s existing commercial infrastructure and expects to avoid some of the expenditures typically associated with the transition to a manufacturing enterprise.

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of September 30, 2007 are as follows:

(Dollars in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Exchange	Total
Acquired Technology	8 years	$15,900	$(976)	1,937	16,861
Customer Relationships	8 years	1,000	(52)	—	948

		$16,900	$(1,028)	1,937	17,809

Amortization expense for acquired identifiable intangible assets for the quarter and nine months ended September 30, 2007, was $572,000 and $1.0 million, respectively. Estimated amortization expense for the remainder of 2007 and subsequent years is as follows:

(Dollars in thousands)
2007	$587
2008	2,348
2009	2,348
2010	2,348
2011	2,348
Thereafter	7,830

Total	$17,809

The following unaudited pro forma financial information for the quarter ended September 30, 2007 and the nine months ended September 30, 2007 and 2006 present the consolidated operations of the Company as if the Cellex and General Hydrogen acquisitions had been made on January 1, 2006. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

(Dollars in thousands, except per share)	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Revenue	$2,383	$11,431	$7,873
Net loss	(14,461)	(44,449)	(46,619)
Basic and diluted loss per share	$(0.17)	$(0.51)	$(0.54)

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the Company’s December 31, 2006 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the periods as of and ending September 30, 2007 and 2006.

Cash Equivalents: Cash equivalents consist of money market accounts, overnight repurchase agreements, certificates of deposit, and debt securities with an initial term of less than three months. For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Available-for-Sale Securities: Management determines the appropriate classification of its investments in available-for-sale securities at the time of purchase and reevaluates such determinations at each balance sheet date. Available-for-sale securities include debt obligations and asset-backed securities, which are carried at estimated fair value. These investments are considered available-for-sale, and the difference between the amortized cost and the estimated fair value of these securities is reflected in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. The Company has had no investments that qualify as trading or held-to-maturity. The cost of securities sold is based on the specific identification method. Security transactions are recognized on a trade date basis. Premiums and discounts on securities are amortized and accreted over the term of the security using the interest method. When a decline in fair value of a security is considered other-than-temporary, the cost basis of the individual security is written down to estimated fair value as the new cost basis and the loss is charged to interest income and net realized/unrealized gains (losses) from the sale of available-for-sale securities in the consolidated statement of operations. At September 30, 2007, the difference between the amortized cost and the fair value of these securities result in an unrealized gain in the amount of $159,101. At December 31, 2006, there was an unrealized loss of $70,480. At September 30, 2007, none of the Company’s available-for-sale securities had contractual maturities exceeding thirty months.

Inventory: Inventory is stated at the lower of average cost or market and generally consists of raw materials. At September 30, 2007, inventory included 10 completed units shipped on a consignment basis, valued at approximately $198,000 in the aggregate. At December 31, 2006, inventory included 43 completed units shipped on a consignment basis, valued at approximately $573,000 in the aggregate.

Repayable Government Assistance: The Company accounts for contracts with the National Research Council of Canada and the Technology Partnership Canada in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 68, “Research and Development Arrangements,” and Emerging Issues Task Force (EITF) Issue No. 88-18, “Sales of Future Revenues”. Accordingly, funding received under these government assistance arrangements is recorded as a liability when received and interest is imputed at the applicable rates.

Goodwill and Intangible Assets: The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually, on December 31, or upon the occurrence of triggering events in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Goodwill represents the excess of costs over fair value of the Cellex, General Hydrogen, and H Power Corp. net assets acquired. Amortized intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company’s identifiable intangible assets is eight years.

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

The Company’s initial sales of GenSys®, GenCore®, and GenDrive™ products contain multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms require payment shortly after delivery or installation (with respect to certain consignment sales) of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within contractual arrangements are not accounted for separately based on the Company’s limited commercial experience and available evidence of fair value of the different components. As a result, the Company defers recognition of product and service revenue and recognizes revenue on a straight-line basis over the stated contractual term, or over the expected term if it is probable that the contractual term will be extended, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products the company sells, which is generally recognized when units are shipped, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations, which are recognized as incurred. At September 30, 2007 and December 31, 2006, the Company had deferred product and service revenue in the amount of $3.5 million and $2.2 million, respectively.

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

Research and Development Contract Revenue: Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 51%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. The Company also has fixed fee contracts in 2007. Revenue under these contracts is generally recognized on the basis of percentage of completion. At September 30, 2007 and December 31, 2006, the Company had deferred contract revenue of approximately $700,000 and $461,000, respectively.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a significant impact on our financial results and did not result in a cumulative effect adjustment to the January 1, 2007 balance of retained earnings.

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

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, unless the Company cannot recognize the deduction (i.e. the Company is in a net operating loss (NOL) position), based on the amount of compensation cost recognized and the Company’s statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in additional paid-in capital if the tax deduction exceeds the deferred tax asset or in the consolidated statements of operations if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards. No tax benefit or expense for stock-based compensation has been recorded during the three and nine months ended September 30, 2007 and 2006, since the Company remains in a NOL position.

For the three and nine months ended September 30, 2007 and 2006, the Company recorded expense of approximately $1.4, $4.1, $1.0, and $3.2 million, respectively, in connection with its share-based payment awards.

Foreign Currency Translation: Assets and liabilities of the Company’s foreign subsidiary, Cellex, are translated into U.S. dollars at current exchange rates. Income and expenses of Cellex are translated into U.S. dollars at the approximate average exchange rates that prevailed during the periods presented. The functional currency of all subsidiaries is considered to be the local currency; consequently, adjustments resulting from the translation of the subsidiary’s financial statements are reflected in accumulated other comprehensive income (loss) in stockholders’ equity and not as a part of the results of operations.

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

4. Loss Per Share

Loss per share for the Company is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(15,176,246)	$(11,876,795)	$(43,085,963)	$(37,027,717)
Denominator:
Weighted average number of common shares	86,894,954	86,184,390	86,668,121	86,045,202
Loss per share:
Basic and diluted	(0.17)	(0.14)	(0.50)	(0.43)

No options, warrants, securities convertible into common stock (such as the Company’s preferred stock), or unvested restricted stock outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. These dilutive potential common shares for the nine month periods ended September 30, 2007 and 2006 are summarized as follows:

	Shares
	2007	2006
Stock options	6,695,824	6,373,905
Unvested restricted stock	821,212	383,423
Preferred stock(1)	39,500,000	39,500,000
Warrants(2)	571,429	—

	47,588,465	46,257,328

(1)	The preferred stock amount represents the dilutive potential common shares of the 395,000 shares of Class B capital stock issued on June 29, 2006.
(2)	The warrants were granted to the shareholders of General Hydrogen (see note 2).

5. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2007 are as follows:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity	Comprehensive Loss
December 31, 2006	$3,950	$867,952	$751,118,315	$(70,480)	$(457,391,545)	$294,528,192
Net loss					(43,085,963)	(43,085,963)	$(43,085,963)
Net change in unrealized gain/loss on available-for-sale securities				229,581		229,581	229,581
Foreign currency translation gain				7,386,106		7,386,106	7,386,106
Stock-based transactions		10,060	4,238,469			4,248,529

September 30, 2007	$3,950	$878,012	$755,356,784	$7,545,207	$(500,477,508)	$263,306,445	$(35,470,276)

Common stock issued during the nine months ended September 30, 2007 consisted of approximately 1,006,000 shares issued as stock-based compensation for employee benefit plans, shares issued under the Employee Stock Purchase Plan and shares issued pursuant to the exercise of stock options.

6. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and noncash financing and investing activities which occurred during the nine months ended September 30, 2007 and 2006:

	September 30, 2007	September 30, 2006
Cash paid for interest	$—	$144,427
Stock-based compensation accrual impact	—	660,095
Change in unrealized gain/loss on available-for-sale securities	229,581	366,387
Reduction of due to broker for security purchase	(5,000,000)	—
Estimated fair value of net assets acquired and liabilities assumed	57,785,000	—
Effect of foreign currency translation	7,386,106	—

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

Cellex also entered into an agreement with Technology Partnerships Canada (TPC) during the year ended December 31, 2005 for the development of early market fuel cell applications.

Under the agreement, TPC will contribute the lesser of Cdn$9.5 million or 33% of eligible costs incurred during the period July 2004 to June 2009. Following the completion of the development project, TPC will be entitled to recover its investment through royalty payments of 2.06% of revenues during the period January 1, 2010 to December 31, 2017, or until a Cdn$42.2 million cap is reached, whichever occurs first. If, as of December 31, 2017, the cumulative royalty paid and owing has not reached Cdn$28.1 million, royalty payments will continue to be payable until Cdn$28.1 million is reached or until December 31, 2027, whichever occurs first.

General Hydrogen entered into an agreement with TPC during the year ended December 31, 2005 for the development of early market fuel cell applications.

Under the agreement, TPC will contribute the lesser of Cdn$9.0 million and 32% of eligible costs incurred though June 2008. Following the completion of the development project, TPC will be entitled to recover its investment through royalty payments of 1.98% of revenues during the period January 1, 2009 to December 31,

2016. If, as of December 31, 2016, the cumulative royalty paid and owing has not reached Cdn$22.9 million, royalty payments will continue to be payable until Cdn$22.9 million is reached or until December 31, 2026, whichever occurs first.

The Company has recorded the estimate of amounts owed under these arrangements as a debt and accrued interest based on imputed interest rates. Royalty payments are recorded as a reduction of the debt. Accordingly, liabilities in the amount of $4.4 million and $312,000 have been recorded as repayable government assistance and current portion of repayable government assistance, respectively, in the condensed consolidated balance sheet as of September 30, 2007.

Plug Power has entered into discussions with the TPC to discuss possible modifications and/or amendments to either or both of the TPC agreements that might be advisable or required as a result of the combined companies’ current structures and business strategies.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115” (SFAS No. 159). This new standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. This standard is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159.

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

Overview

We design and develop on-site energy systems based on proton exchange membrane fuel cell technology for commercial and residential energy consumers worldwide. We are focused on fuel cell and fuel processing technologies, from which we are offering or developing multiple products. We are currently offering our GenCore® product for commercial sale. Our GenCore® product is a back-up power product for telecommunications, broadband, utility and industrial uninterruptible power supply, or UPS, applications. We are developing additional products known as GenSys® for continuous run power applications, with optional combined heat and power capability for remote small commercial and remote residential applications. Following the acquisition of Cellex Power Products, Inc. (Cellex) and General Hydrogen Corporation (General Hydrogen) in the second quarter of 2007, the Company is also pursuing development and commercialization of fuel cell power units known as GenDrive™ that provide power for electric lift trucks and other mobile industrial equipment for which lead-acid batteries are the incumbent technology. During the third quarter of 2007, the Company began to manufacture and deliver its GenDrive™ units to customers from its Latham, NY facility.

We are a development stage enterprise in the early period of field-testing and marketing our initial commercial products to a limited number of customers, including telecommunications companies, utilities, government entities and our distribution partners. See “Product Development and Commercialization.” The GenCore® is fueled by hydrogen and does not require a fuel processor.

Our sales and marketing strategy is to build a network of leading distributors who have established relationships, and sub-distributor networks, that can distribute and service our products in targeted geographic and/or market segments. We have distribution agreements in place with 20 distributors including Tyco Electronics Power Systems, Inc., or Tyco, our largest North American distribution partner and IST Holdings Ltd., or IST, our distribution partner in South Africa. We also form relationships with customers and enter into development and demonstration programs with telecommunications companies, electric utilities, government agencies and other energy providers. Many of our initial sales of GenSys® and GenCore® are contract-specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the contractual terms as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. However, if the warranty or service period is expected to exceed the contractual warranty/service period, the deferred revenue would be recognized over that expected longer warranty/service period and may not begin until units are installed. See “Basis of Presentation—Product and Service Revenue.”

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

Our cash requirements depend on numerous factors, including completion of our product development activities, our ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of September 30, 2007, we had cash and cash equivalents and available-for-sale securities totaling $180.4 million and working capital of $180.5 million.

During the nine months ended September 30, 2007, cash used by operating activities was $35.9 million, consisting primarily of a net loss of $43.1 million offset, in part, by non-cash expenses in the amount of $7.9 million, including $3.8 million for depreciation and amortization and $4.1 million for stock based compensation. Cash provided by investing activities for the nine months ended September 30, 2007 was $25.9 million, consisting of $75.2 million of net proceeds primarily from the maturing of available-for-sale securities offset by $2.1 million used to purchase property, plant and equipment, and $47.2 million related to the acquisitions of Cellex Power Products, Inc., or Cellex, and General Hydrogen Corporation.

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

Coinciding with the acquisition of General Hydrogen, Plug Power entered into a two-year agreement with Ballard Power Systems Inc. for the purchase of fuel cell stacks for Plug Power’s commercial needs with respect to electric lift truck applications, replacing the previous agreement between General Hydrogen and Ballard. The General Hydrogen and Cellex products were designed around the Ballard stack and have generated tens of thousands of operating hours to validate reliability and performance. Under the new agreement, Plug Power and Ballard will work together to develop reliable, low-cost solutions that are expected to significantly improve the outlook for fuel cell commercialization of material handling applications.

Product Development and Commercialization

We are focused on fuel cell technology from which we believe we can offer multiple products. We are currently advancing two product lines toward commercialization, which we continue to enhance and broaden:

GenCore®—Direct-Current Back-up Power for Telecommunication, Broadband, Utility and UPS Applications—Our GenCore® products are fueled by hydrogen and do not require a fuel processor. See “Distribution, Marketing and Strategic Relationships” for additional information regarding product development and commercialization.

GenDrive™— Through our recent acquisitions of Cellex and General Hydrogen, we are pursuing development and commercialization of fuel cell motive power units that provide power for electric lift trucks and other mobile light industrial equipment for which lead-acid batteries are the incumbent technology. Our fuel cell motive power units allow users to increase productivity and reduce operating costs through a quick hydrogen refueling process that eliminates the need to change batteries repeatedly throughout the day. They also eliminate the environmental and safety issues traditionally associated with lead-acid batteries.

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

Distribution, Marketing and Strategic Relationships

We have developed an extended enterprise by forming strategic relationships with well-established companies in key areas including distribution, marketing, supply, technology development and product development. As part of our sales and marketing strategy, we have built a network of leading distributors who have established relationships and sub-distributor networks that can distribute and service our products in specific geographic or market segments. We have 20 distribution agreements in place, including agreements with Tyco, our largest North American distribution partner, and IST, our distribution partner in South Africa.

We have continuing strategic partnerships and have established strong supply-chain relationships with several companies some of which are described in greater detail below.

Telecommunications Consultants India Ltd. (TCIL): In April 2007, the Company announced a non-exclusive agreement with TCIL to market, distribute and service Plug Power’s GenCore® product line to government entities in India and specific TCIL projects outside of India. Consistent with the Company’s sales and marketing strategy, TCIL will seek opportunities for the GenCore® product line to support existing projects it is developing globally as well as government-owned telecommunications providers in India, where the need for reliable, extended-run backup power is critical. The telecommunications market in India is growing at a rate of four million subscribers per month due largely to the rapid expansion of wireless networks. The growth of the market, combined with a relatively fragile utility grid, creates strong opportunities for Plug Power’s clean, reliable backup and primary-power fuel cells to support the nation’s telecommunications infrastructure.

General Electric Company (GE) Entities: In March 2006, the Company, GE MicroGen, Inc. (“GE MicroGen”), a wholly-owned subsidiary of GE, and GE restructured their service and equity relationships by terminating the joint venture GE Fuel Cell Systems (“GEFCS”) and the associated distributor and other agreements and entering into a new development collaboration agreement. Under the new agreement, the Company and GE (through its Global Research unit) have agreed to collaborate on programs including, but not limited to, development of tools, materials and components that can be applied to various types of fuel cell products. The specific programs to be undertaken under the agreement, and the detailed terms and conditions thereof, remain subject to agreement by both parties. It is anticipated that such programs could also include collaboration on sales and marketing opportunities for the Company’s products. Under the terms of the new development collaboration agreement, the Company is obligated to purchase $1 million of services from GE prior to December 31, 2008. The development collaboration agreement is scheduled to terminate on the earlier of (i) December 31, 2014 or (ii) upon completion of a certain level of program activity.

Tyco: In September 2004, we completed an agreement with Tyco to market, promote and sell our GenCore® fuel cell systems for telecommunication backup applications under both the Tyco Electronics and Plug Power brands through its direct sales force. The Company is party to a nationwide service and installation agreement for GenCore® with Tyco Electronics Installation Services Inc.

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

BASF: Our joint development agreement with BASF to develop, on an exclusive basis for certain applications, a high temperature membrane exchange unit, or MEU, for stationary fuel cell systems expired on June 30, 2006. We continue to work with BASF on a nonexclusive basis under a project funded by the European Commission. We also have an agreement with BASF for the development and supply of advanced catalysts to increase the overall performance and efficiency of our fuel processor. The supply agreement with BASF specifies the rights and obligations for BASF to supply products to us until 2013.

Vaillant: We are working with Vaillant GmbH, a major supplier of residential heating equipment in Europe, as part of a consortium to develop a residential combined heat and power system incorporating the MEU from BASF.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and September 30, 2006.

Product and service revenue. Product and service revenue increased to $1.2 million for the three months ended September 30, 2007, from $676,000 for the three months ended September 30, 2006, primarily due to units shipped and installed during 2007 and revenue from sales of our GenDrive™ product totaling $355,000. We defer recognition of product and service revenue at the time of delivery and recognize revenue as the continued service, maintenance and other support obligations expire. However, if the warranty or service period is expected to exceed the contractual warranty/service period, the deferred revenue would be recognized over that expected longer warranty/service period.

Many of our initial sales of GenSys® and GenCore® products contain multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support obligations. While contract terms generally require payment shortly after delivery or installation (with respect to certain consignment sales) of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and available evidence of fair value of the different components. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. However, if the warranty or service period is expected to exceed the contractual warranty/service period the deferred revenue would be recognized over that expected longer warranty/service period.

During the three months ended September 30, 2007, we shipped 25 GenCore® systems and began recognizing product and service revenue for this current year activity in the amount of $298,000. We also recognized $547,000 of revenue deferred at December 31, 2006. This compares to 15 GenCore® systems shipped for the three months ended September 30, 2006, during which we recognized $266,000 of product and service revenue against 2006 deliveries and $410,000 of revenue deferred at December 31, 2005.

During the three months ended September 30, 2007 and 2006, we invoiced $683,000 and $398,000, respectively, for the shipment (or installation with respect to consignment sales) of fuel cell systems and the release of units that were on consignment and recognized revenue of $1.2 million and $676,000, respectively. Any differences between the amounts invoiced and the recognized revenue is a result of deferred revenue recognized in accordance with our revenue recognition policy as described above.

Research and development contract revenue. Research and development contract revenue increased to $3.3 million for the three months ended September 30, 2007, compared to $1.1 million during the same period last year. The change is the result of spending levels increasing for material purchases and subcontractor activity as the U.S. Department of Energy, the U.S. Department of Defense, and the New York State Energy Research and Development Authority have begun new programs as well as increased funding from Honda R&D Co., Ltd. of Japan. These increases were partially offset by decreased activity under our contracts with the National Institute of Standards and Technology. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of proton exchange membrane, or PEM, fuel cell technology. We generally share in the cost of these programs, with our cost-sharing percentages being between 20% and 51% of total project costs. Revenue from “time and material” contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. We also have fixed fee contracts in 2007. Revenue under these contracts is generally recognized on the basis of the percentage of completion. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue increased to $2.0 million for the three months ended September 30, 2007, from $761,000 for the three months ended September 30, 2006. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell, which costs are generally recognized when units are shipped, as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations, which are recognized as incurred. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services. The increase in the cost of product and service revenue primarily resulted from $857,000 related to our GenDrive™ product sales. Also contributing to the increase was an increase in GenCore® shipments and servicing costs of the larger installed base. For the three months ended September 30, 2007 we installed 53 GenCore® systems as compared to 28 for the three months ended September 30, 2006.

Cost of research and development contract revenue. Cost of research and development contract revenue increased to $5.2 million for the three months ended September 30, 2007, from $1.3 million for the three months ended September 30, 2006 as a result of the new contracts for 2007 partially offset by decreased work under existing agreements as described above. Cost of research and development contract revenue includes costs associated with research and development contracts including compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Noncash research and development expense. Noncash research and development expense for the three months ended September 30, 2007, increased to $928,000 from $713,000 during the same period last year as a result of increased equity compensation grants during 2007. Noncash research and development expense represents the recognition of the fair value of stock options and restricted stock awards to employees and others in exchange for services provided over the applicable vesting periods.

Other research and development expense. Other research and development expense was $8.4 million for the three months ended September 30, 2007, compared to $10.9 million for the three months ended September 30, 2006. These costs are associated with our efforts to advance the development of our next generation continuous run product combined with continued research and development activities related to future product initiatives. Other research and development expense includes materials to build development and prototype units, cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs. The decrease in other research and development expense primarily resulted from an increase in resources assigned to revenue-generating research and development contract programs, which more than offset the additional $2.3 million in other research and development expenses incurred by the acquired companies.

Noncash general and administrative expense. Noncash general and administrative expense for the three months ended September 30, 2007 increased to $484,000 from $320,000 for the three months ended September 30, 2006 as a result of equity compensation grants during 2007. Noncash general and administrative expense represents the recognition of the fair value of stock options and restricted stock awards to employees and others in exchange for services provided over the applicable vesting periods.

Other general and administrative expense. Other general and administrative expense increased to $4.7 million for the three months ended September 30, 2007, from $3.1 million for the three months ended September 30, 2006 primarily as a result of the general and administrative expenses of the acquired companies plus increased marketing and sales activities. Other general and administrative expense includes cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, marketing, information technology and legal services.

Amortization of intangible assets. Amortization of intangible assets was $572,000 for the three months ended September 30, 2007. This expense relates to the amortization of identifiable intangible assets acquired from Cellex and General Hydrogen during the quarter ended September 30, 2007.

Interest income and net realized gains/(losses) from available-for-sale securities. Interest income and net realized gains/(losses) from the sale of available-for-sale securities, consisting primarily of interest earned on our cash, cash equivalents and available-for-sale securities, decreased to $2.8 million for the three months ended September 30, 2007 from $3.5 million for the three months ended September 30, 2006. The decrease was the result of lower cash and available-for-sale security balances as cash was used for acquisitions and operating needs. Total net realized gains from the sale of available-for-sale securities was approximately $5,000 and $10,000 for the three months ended September 30, 2007 and 2006, respectively.

Interest expense. Interest expense increased to $114,000 for the three months ended September 30, 2007 from $56,000 for the three months ended September 30, 2006. Interest expense for 2007 consists of interest on repayable government assistance obligations related to the acquired companies and in 2006 consisted of interest on our long-term obligations related to the purchase of real estate and interest paid on capital lease obligations. As of December 31, 2006, all of the Company’s previous debt and capital lease obligations were paid in full.

Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized.

Comparison of the Nine Months Ended September 30, 2007 and September 30, 2006.

Product and service revenue. Product and service revenue was $2.3 million for both the nine months ended September 30, 2007 and 2006, reflecting the timing of revenue recognition for certain previously shipped systems where revenue became fully recognized prior to the nine months ended September 30, 2007 offset by revenue recognized on units shipped during 2007.

During the nine months ended September 30, 2007, we shipped 128 GenCore® systems and began recognizing product and service revenue for this current year activity in the amount of $557,000. We also recognized $1.4 million of revenue deferred at December 31, 2006. This compares to 67 GenCore® systems shipped for the nine months ended September 30, 2006, during which we recognized $600,000 of product and service revenue against 2006 deliveries and $1.7 million of revenue deferred at December 31, 2005. Revenue from sales of our GenDrive™ product was $384,000 for the nine months ended September 30, 2007.

During the nine months ended September 30, 2007 and 2006, we invoiced $2.7 million and $1.8 million, respectively, for the shipment of fuel cell systems and the release of units that were on consignment. Any differences between the amounts invoiced and the recognized revenue is a result of deferred revenue recognized in accordance with our revenue recognition policy as described above.

Research and development contract revenue. Research and development contract revenue increased to $8.8 million for the nine months ended September 30, 2007, compared to $4.5 million during the same period last year. The change is the result of spending levels increasing for material purchases and subcontractor activity as the U.S. Department of Energy, the U.S. Department of Defense, and the New York State Energy Research and Development Authority have begun new programs as well as increased funding from Honda R&D Co., Ltd. of Japan. These increases were partially offset by decreased activity under our contract with the National Institute of Standards and Technology. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We also have fixed fee contracts in 2007. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Cost of product and service revenue. Cost of product and service revenue increased to $8.0 million for the nine months ended September 30, 2007, from $3.3 million for the nine months ended September 30, 2006. The increase in the cost of product and service revenue primarily resulted from a $2.0 million charge incurred during the second quarter of 2007 for certain expected service and warranty costs for existing fuel cell units in the field and an increase in shipments and servicing costs of the larger installed base. For the nine months ended September 30, 2007 we installed 157 GenCore® units compared with 73 units for the nine months ended September 30, 2006. Cost of product and service revenue also increased $907,000 due to our GenDrive™ product sales.

Cost of research and development contract revenue. Cost of research and development contract revenue increased to $12.6 million for the nine months ended September 30, 2007, from $6.2 million for the nine months ended September 30, 2006 primarily as a result of the new contracts for 2007, partially offset by decreased work under existing agreements as described above.

Noncash research and development expense. Noncash research and development expense for the nine months ended September 30, 2007 increased to $2.7 million from $2.1 million during the same period last year as a result of equity compensation grants during 2007. Noncash research and development expense represents the recognition of the fair value of stock options and restricted stock awards to employees and others in exchange for services provided over the applicable vesting periods.

Other research and development expense. Other research and development expense was $24.8 million for the nine months ended September 30, 2007, compared to $28.5 million for the nine months ended September 30, 2006. These costs are associated with our efforts to advance the development of our next generation continuous run product combined with continued research and development activities related to future product initiatives. The decrease in other research and development expense primarily resulted from an increase in resources assigned to revenue-generating research and development contract programs, which more than offset the additional $3.7 million in other research and development expenses incurred by the acquired companies.

Noncash general and administrative expense. Noncash general and administrative expense for the nine months ended September 30, 2007, increased to $1.4 million from $1.1 million for the nine months ended September 30, 2006 as a result of increased equity compensation grants during 2007. Noncash general and administrative expense represents the recognition of the fair value of stock options and restricted awards to employees and others in exchange for services provided over the applicable vesting periods.

Other general and administrative expense. Other general and administrative expense increased to $12.8 million for the nine months ended September 30, 2007, from $7.8 million for the nine months ended September 30, 2006 primarily as a result of the general and administrative expenses of the acquired companies plus increased marketing and sales activities and costs related to the corporate reorganization announced in February 2007.

Amortization of intangible assets. Amortization of intangible assets was $1.0 million for the nine months ended September 30, 2007. This expense relates to the amortization of identifiable intangible assets acquired from Cellex and General Hydrogen during the quarter ended June 30, 2007.

Interest income and net realized gains/(losses) from available-for-sale securities. Interest income and net realized gains/(losses) from the sale of available-for-sale securities, consisting primarily of interest earned on our cash, cash equivalents and available-for-sale securities, increased to $9.3 million for the nine months ended September 30, 2007 from $5.4 million for the nine months ended September 30, 2006. The increase was primarily the result of investment returns from higher cash and available-for-sale security balances due to the $217 million of cash proceeds received from Smart Hydrogen Inc. in the second quarter of 2006. Total net realized gains from the sale of available-for-sale securities was approximately $102,000 and $42,000 for the nine months ended September 30, 2007 and 2006, respectively.

Interest expense. Interest expense increased to $221,000 for the nine months ended September 30, 2007, from $158,000 for the nine months ended September 30, 2006. Interest expense for 2007 consists of interest on repayable government assistance obligations related to the acquired companies and for 2006 consisted of interest on our long-term obligation related to the purchase of real estate and interest paid on capital lease obligations. As of December 31, 2006, all of the Company’s previous debt and capital lease obligations were paid in full.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $211.7 million as of December 31, 2006 due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At September 30, 2007 and 2006, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero for the nine month periods ended September 30, 2007 and 2006. The Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions on January 1, 2007. No adjustment of opening balances was required and the adoption of this Interpretation had no impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115” (SFAS No. 159). This new standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. This standard is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159.

Liquidity and Capital Resources

Our cash requirements depend on numerous factors, including completion of our product development activities, our ability to commercialize our on-site energy products, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our energy products for worldwide use, hiring and training our production staff, develop and expand our manufacturing capacity and continue expanding our production and our research and development activities. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash, cash equivalents and available-for-sale securities, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash, cash equivalents and available-for-sale securities balances will provide sufficient liquidity to fund operations for at least the next twelve months.

Several key indicators of liquidity are summarized in the following table:

(in thousands)	Nine months ended September 30, 2007	Year ended December 31, 2006	Nine months ended September 30, 2006
Unrestricted cash, cash equivalents and available-for-sale securities at end of period	$180,409	$269,123	$278,465
Working capital at end of period	180,542	267,002	278,561
Net loss	43,086	50,310	37,028
Net cash used in operating activities	35,928	46,107	32,787
Purchases of property, plant and equipment	2,117	1,275	1,115

During the nine months ended September 30, 2007, cash used by operating activities was $35.9 million, consisting primarily of a net loss of $43.1 million offset, in part, by noncash expenses in the amount of $7.9 million, including $3.8 million for depreciation and amortization and $4.1 million for stock-based compensation awards. Cash provided by investing activities for the nine months ended September 30, 2007 was $25.9 million, consisting of $75.2 million of net proceeds from the sale of available-for-sale securities offset by $2.1 million used to purchase property, plant and equipment, and $47.2 million related to the acquisitions of Cellex and General Hydrogen.

We have financed our operations through September 30, 2007 primarily from the sale of equity, which has provided cash in the amount of $635.9 million. Since inception, net cash used in operating activities has been $384.3 million, and cash used in investing activities has been $227.7 million, including our purchase of property, plant and equipment of $36.1 million, our investments in available-for-sale securities in the amount of $162.0 million, and net cash used for acquisitions of $17.8 million.

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

From inception through September 30, 2007, we have incurred losses of $500.5 million and expect to continue to incur losses as we continue our product development and commercialization programs and expand our manufacturing capacity. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce, deliver, and install, the cost and sales price of such systems, the related service requirements necessary to maintain those systems and potential design changes required as a result of field testing.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2007, we issued 233,865 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

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

Date: November 9, 2007	PLUG POWER INC.

	by:	/s/ Roger B. Saillant
Roger B. Saillant
Chief Executive Officer

	by:	/s/ Gerard A. Anderson
Gerard A. Anderson
Chief Financial Officer