Form 10-K
period 2007-12-31
PLUG POWER INC
filed 2008-03-17
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐        Accelerated filer    ☒        Non-accelerated filer    ☐        Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on June 30, 2007 was $98.7 million.

As of March 7, 2008, 88,040,194 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s 2008 Annual Meeting of stockholders are incorporated by reference into Part III of this report to the extent described therein.

PART I

Forward-Looking Statements

The following discussion should be read in conjunction with our accompanying Consolidated Financial Statements and Notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that the anticipated synergies of the Cellex Power Products, Inc. and General Hydrogen Corp. (now amalgamated as Plug Power Canada Inc.) acquisitions are not realized; the risk that our investments in auction rate securities may cause losses and affect the liquidity of these investments; the risk that our recent management turnover may affect the overall performance of the management team; the risk that unit orders will not ship, be installed and/or convert to revenue, in whole or in part; our ability to develop commercially viable on-site energy products; the cost and timing of developing our on-site energy products; market acceptance of our on-site energy products; our ability to manufacture on-site energy products on a large-scale commercial basis; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our on-site energy products; the ability to raise and provide the necessary capital to develop, manufacture and market our on-site energy products; our ability to establish relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; our ability to protect our Intellectual Property; our ability to lower the cost of our on-site energy products and demonstrate their reliability; the cost of complying with current and future governmental regulations; the impact of deregulation and restructuring of the electric utility industry on demand for our on-site energy products; fluctuations in the trading price and volume of our common stock; and other risks and uncertainties discussed under Item IA—Risk Factors. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

Item 1.	Business

Company Background

Plug Power Inc., together with its subsidiaries, is a development stage enterprise involved in the design, development and manufacture of fuel cell systems for stationary and motive markets worldwide. The Company is a development stage enterprise because substantially all of the Company’s resources and efforts are aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability and the establishment of a market for the Company’s products. The Company continues to experience significant net outflows of cash from operations and devotes significant efforts towards financial planning in order to forecast future cash spending and the ability to continue product research and development activities. Fuel cell technology within the Company’s targeted markets, telecommunications, broadband, utility, and industrial un-interruptible power supply, as well as the mobile industrial equipment market recently entered into as a result of recent acquisitions, is still early in the technology adoption life cycle.

The Company is focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, from which multiple products are under development. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as natural gas, propane, methanol, ethanol or gasoline and can also be obtained from the electrolysis of water or purchased directly from industrial gas providers.

The Company sells its products worldwide through its direct sales force and value-added resellers. The Company sells to business and government customers.

The Company was organized in the State of Delaware on June 27, 1997 and was originally formed as a joint venture between Edison Development Corporation and Mechanical Technology Incorporated. In 2007 the Company merged with and acquired all the assets, liabilities and equity of Cellex Power Products, Inc. (Cellex) and General Hydrogen Corporation (General Hydrogen). With the integration of Cellex and General Hydrogen complete, we now offer GenDrive™, a line of fuel cell power units for the material handling industry.

Unless the context indicates otherwise, the terms “Company,” “Plug Power,” “we,” “our” or “us” as used herein refers to Plug Power Inc. (the registrant) and its subsidiaries.

Business Strategy

We are committed to developing effective, economic and environmental fuel cell products and services for businesses, government agencies, and ultimately consumers. Building on our substantial fuel cell application and product integration experience, we are initially focused on building deep, lasting relationships with customers who value reliability, productivity, energy security, and a sustainable future.

Our business strategy leverages our unique fuel cell application and integration knowledge to identify early adopter markets for which we can design and develop innovative systems and customer solutions which provide superior value, ease-of-use, and environmental design.

We believe continual investment in research and development is critical to the development and enhancement of innovative products, technologies and services. In addition to evolving our direct hydrogen fueled systems, we continue to capitalize on our investment in power electronics, controls, software and reforming technology.

Our strategy also includes expanding our distribution network to effectively reach more of our targeted customers and provide them with high-quality products, service and post-sales support experience.

We are striving to meet longer-term objectives of delivering economic, social, and environmental benefits in terms of reliable, clean, cost-effective fuel cell solutions and, ultimately, sustainability.

Business Organization

We manage our business as a single development stage enterprise, emphasizing shared learning across end-user applications and common supplier/vendor relationships.

Products

We are developing a range of fuel cell products and services including hydrogen fuel cell low-temperature Proton Exchange Membrane (PEM) systems for back-up, motive and continuous power and a high-temperature fuel cell system for residential and light commercial co-generation.

In addition, we are developing software and hardware accessories, which extend system functionality and permit customers and third parties to develop custom interface solutions. Our primary lines of development are discussed below:

GenCore®—Hydrogen fueled PEM fuel cell system to provide back-up power to businesses and government in critical infrastructure. We are focusing our primary efforts on the telecommunications sector where we believe fuel cell systems offer the benefit of reliability, predictability and environmental performance. We launched our first commercial product, the GenCore® 5T48, a -48volt 5 kilowatt system in November 2003. Plug Power offers the 5kW product in a variety of voltage configurations suited to un-interruptible power and utility back-up power systems.

Additionally, we continue to advance the development of our other technology platforms.

GenDrive™—Hydrogen fueled PEM fuel cell system to provide motive power to light industrial vehicles. We are focusing our primary efforts on material handling (forklift) and automated guided vehicles (AGV) at multi-shift industrial and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility and environmental benefits. We have completed several pre-commercial beta trials, most notably with Wal-Mart, and expect to continue expanded pre-commercial trials in 2008.

GenSys®—Natural gas or liquid petroleum gas (LPG) fueled continuous power system. We continue to develop a low-temperature (70ºC) PEM fuel cell system that would support a number of premium off-grid electric generation products, including systems fueled by LPG for wireless telecommunications.

In connection with the development of our GenSys® product, we are developing a high-temperature (180ºC) polybenzimidazole (PBI) combined heat and power fuel cell system for light commercial and residential applications producing high quality heat and supplemental electricity.

In addition, we have has been developing technology in support of the automotive fuel cell market under a series of agreements with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd. Under these agreements we have developed, on a joint and exclusive basis, and tested four phases of prototype fuel cell systems that provide electricity and heat to a home, while also providing hydrogen fuel for a fuel cell vehicle. Since 2003 we have successfully demonstrated four successive prototype generations of this system at Honda R&D Americas’ facility in Torrance, California and at Plug Power’s facility in Latham, NY.

Product Support & Services

To promote fuel cell adoption and maintain post-sale customer satisfaction we offer a range of service and support options for our customers. These options include installation, commissioning, fueling and assistance that is built into software, printed and electronic product manuals, online support, and a 24 hour hotline as well as on-site technical assistance.

Markets/Geography

Our commercial sales (GenCore®) are primarily in the telecommunications market, which represented 93% of our 2007 installation activity.

	Units Shipped	Units Installed	Telecom Installations
Year	(GenCore®)	(GenCore®)	(GenCore®)
2005	117	75	21
2006	136	85	50
2007	180	208	193

In 2007, the Americas represented our largest geographic marketplace with 73% of installations, while Europe/Middle-East/Africa and Asia Pacific accounted for 22% and 5% of installations, respectively.

We have accepted orders from our distributors, which include firm orders, stocking orders and orders that require certain conditions or contingencies to be satisfied prior to shipment, some of which are outside of our control. Historically, shipments made against these orders can occur between thirty (30) days and twenty-four (24) months from the date of acceptance of the order.

We received 106 orders for our GenCore® product during the year ended December 31, 2007. Backlog on December 31, 2007 was 184 units representing $2.3 million. Of the unit orders in backlog on December 31, 2007, orders for 154 units were older than 12 months.

We received 94 orders for our GenDrive™ product during the year ended December 31, 2007. Backlog on December 31, 2007 was 119 units representing $1.9 million. Of the unit orders in backlog on December 31, 2007, orders for 32 units were older than 12 months.

Final assembly of products that we sell is performed primarily at our manufacturing facility in Latham, New York. Currently, the supply and manufacture of several critical components used in our products are performed by sole-sourced third-party vendors in the U.S. and Canada.

Distribution, Marketing and Strategic Relationships

We have developed an extended enterprise by forming strategic relationships with well-established companies in key areas including distribution, marketing, supply, technology development and product development. We sell our products worldwide through our direct sales force and value-added resellers. We have built a network of leading distributors who have established relationships and sub-distributor networks that can distribute and service our products in specific geographic or market segments. Our distributors have no special right of return, price protection allowances or other sales incentives. We do offer a discount from our manufacturers suggested retail price to resellers to allow for the mark-up of the reseller.

Competition

We are confronted by aggressive competition in all areas of our business. The markets for back-up and motive power are highly competitive. These markets are characterized by the presence of well-established commodity battery and combustion generator products, in addition to several competing fuel cell companies.

Over the past several years, price competition in these markets has been particularly intense. Our competitors who sell batteries have faced substantial increases in commodity prices (lead, steel and copper) and maintained historical price levels, lowering their product margins to gain or maintain market share.

The principal competitive factors in the markets in which we operate include price, product features, relative price/performance, product quality and reliability, design innovation, marketing and distribution capability, service and support, and corporate reputation.

In the back-up power market, we believe our GenCore® systems have an advantage over batteries and combustion engines for customers seeking an 8-24 hour back-up requirement, by offering a more reliable and economic solution. In target segments of the motive power market, we believe our GenDrive™ systems have a unique advantage over lead-acid batteries by offering increased productivity with lower operational costs. However, we expect competition in this space to intensify as competitors attempt to imitate our approach with their own offerings. Some of these current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with our offerings.

Intellectual Property

We believe that neither we nor our competitors can achieve a significant proprietary position on the basic technologies currently used in PEM fuel cell systems. However, we believe the design and integration of our system and system components, as well as some of the low-cost manufacturing processes that we have developed, is intellectual property that can be protected.

During 2007 we increased our technology portfolio by adding 25 new U.S. patents. At December 31, 2007 we have had 173 U.S. patents and 10 foreign patents issue, and we currently have over 175 patents pending worldwide. Additionally, patents were filed by Honda relating to development work on GenSys® to which we have certain rights. The technology portfolio covers among other things: fuel cell components that reduce manufacturing part count; fuel cell system designs that lend themselves to mass manufacturing; improvements to fuel cell system efficiency, reliability and system life; and control strategies, such as added safety protections and operation under extreme conditions. In general, our employees are party to agreements providing that all inventions (whether patented or not) made or conceived while an employee of Plug Power, which are related to or result from work or research that Plug Power performs, will remain the sole and exclusive property of Plug Power.

Government Regulation

We do not believe that we will be subject to existing federal and state regulatory commissions governing traditional electric utilities and other regulated entities. Our GenCore® product and its installation is, however, subject to oversight and regulation at the state and local level in accordance with state and local statutes and ordinances relating to, among others, building codes, fire codes, public safety, electrical and gas pipeline connections and hydrogen siting. The level of regulation may depend, in part, upon where a system is located. For example, the 2008 National Electrical Code, or NEC, is a model code written by the National Fire Protection Association, or (NFPA,) that governs the electrical wiring of most homes, businesses and other buildings. The NEC has been adopted by local jurisdictions throughout the United States and is enforced by local officials, such as building and electrical inspectors. Article 692 of the NEC governs the installation of fuel cell systems. Accordingly, all our systems installed in a jurisdiction that has adopted the NEC are installed in accordance with Article 692.

In addition, product safety standards have been established by the American National Standards Institute (ANSI) covering the overall fuel cell system. Our GenCore® product has been certified by independent third-parties to be in compliance with such standards. Other than these requirements, at this time we do not know what additional requirements, if any, each jurisdiction will impose on our products or their installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our products. As we continue distributing our systems to our target markets, the federal, state or local government entities or competitors may seek to impose regulations.

Raw Materials

Although most components essential to our business are generally available from multiple sources, we currently obtain certain key components including, but not limited to, fuel cell stack materials and energy storage devices, from single or limited sources.

We believe there are several component suppliers and manufacturing vendors whose loss to the Company could have a material adverse effect upon our business and financial condition. At this time, such vendors include, but are not limited to, Ballard Power Systems, BASF Fuel Cells, Cobasys LLC, 3M Co., and Dana Corporation. We attempt to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels.

Research and Development

Because the fuel cell industry is characterized by its early state of adoption, our ability to compete successfully is heavily dependent upon our ability to ensure a continual and timely flow of competitive products, services, and technologies to the marketplace. We continue to develop new products and technologies and to enhance existing products in the areas of cost, size, weight, and in supporting service solutions. We may expand the range of our product offerings and intellectual property through licensing and/or acquisition of third-party business and technology. Our research and development expense totaled $39.2 million, $41.6 million, and $35.6 million in 2007, 2006, and 2005, respectively. We also had cost of research and development contract revenue of $19.0 million, $7.6 million, and $12.1 million in 2007, 2006 and 2005, respectively. These expenses represent the cost of research and development programs that are partially funded under cost reimbursement research and development arrangements with third parties.

Employees

As of December 31, 2007, we had a total staff of 390, including 384 full-time and 6 part-time employees, of which approximately 264 were engineers, scientists and other degreed professionals.

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

The following factors should be considered carefully in addition to the other information in this Form 10-K. Except as mentioned under “Quantitative and Qualitative Disclosure About Market Risk” and except for the historical information contained herein, the discussion contained in this Form 10-K contains “forward-looking statement,” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Form 10-K. Important factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

Delays in our product development could have a material impact on the commercialization of our products.

If we experience delays in meeting our development goals, our products exhibit technical defects, or if we are unable to meet cost or performance goals, including power output, useful life and reliability, the ultimate commercialization of our products will be delayed. In this event, potential purchasers of our products may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot assure you that we will successfully meet our commercialization schedule in the future.

We may never complete the research and development of certain commercially viable on-site energy and material handling products.

We are a development stage company. Other than our GenCore® product, which we believe to be commercially viable at this time, we do not know when or whether we will successfully complete research and development of other commercially viable on-site energy and material handling products. If we are unable to develop additional commercially viable on-site energy and material handling products, we will not be able to generate sufficient revenue to become profitable. The commercialization of our products depends on our ability to reduce the costs of our components and subsystems, and we cannot assure you that we will be able to sufficiently reduce these costs. In addition, the commercialization of our products requires achievement and verification of their overall reliability, efficiency and safety targets and we cannot assure you that we will be able to develop, acquire or license the technology necessary to achieve these targets. Although we have sold a limited number of our initial products, including our GenCore® product, we must complete substantial additional research and development before we will be able to manufacture commercially viable products in commercial quantities. In addition, while we are conducting tests to predict the overall life of our products, we may not have run our products over their projected useful life prior to large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, resulting in possible warranty claims and commercial failures.

We have incurred losses and anticipate continued losses for at least the next several years.

As of December 31, 2007 we had an accumulated deficit of $518.0 million. We have not achieved profitability in any quarter since our formation and expect to continue to incur net losses until we can produce sufficient revenue to cover our costs, which is not expected to occur for at least the next several years. We anticipate that we will continue to incur losses until we can produce and sell our products on a large-scale and cost-effective basis. However, we cannot predict when we will operate profitably, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We have been in business for eleven years and we are still a development stage company.

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

Our on-site energy and material handling products represent emerging markets, and we do not know the extent to which our targeted distributors and resellers will want to purchase them and whether end-users will want to use them. If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability. The development of a viable market for our products may be impacted by many factors which are out of our control, including:

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

To date, we have focused primarily on research, development and low volume manufacturing and have no experience manufacturing our products on a large-scale commercial basis. In 2000, we completed construction of our 50,000 square foot manufacturing facility and have continued to develop our manufacturing capabilities and processes. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in commercial quantities while meeting the quality, price, engineering, design, and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in developing our manufacturing capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our distributors or customers.

We have not developed and produced the products that we have agreed to sell to some of our distributors.

We have not developed or produced certain products that are required by some of our distribution agreements, including those with IST Holdings Ltd. There can be no assurance that we will complete development of products meeting specifications required by our distributor agreements and deliver them on schedule. Pursuant to our distribution agreements, the distributors have the right to provide notice to us if, in their good faith judgment, we have materially deviated from the distribution agreement. Should a distributor provide such notice, and we cannot mutually agree to a modification to the distributor agreement, then the distributor has the right to terminate the distribution agreement for cause.

Our orders may not ship or convert to revenue, in whole or in part.

We have accepted orders from our distributors which include firm orders, stocking orders and orders that require certain conditions or contingencies to be satisfied prior to shipment, some of which are outside of our control. Historically, shipments made against these orders have occurred between thirty (30) days and twenty- four (24) months from the date of acceptance of the order. Orders received during the year ended December 31, 2007 totaled 210 including 94 units received by the acquired companies. Backlog on December 31, 2007 was 305 units including 119 for the acquired companies. Of the unit orders in backlog on December 31, 2007, orders for 186 units were older than 12 months. The time periods from receipt of an order to shipment date and installation vary widely and are determined by a number of factors, including the terms of the customer contract and the customer’s deployment plan. Due to certain redesign elements to be satisfied prior to shipment of units under certain of our distribution agreements, some of which are outside of the Company’s control, some or all of our orders may not ship or convert to revenue.

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

We will need to enter into additional strategic relationships in order to complete our current product development and commercialization plans. We will also require partners to assist in the distribution, servicing and supply of components for our anticipated back-up power and on-site hydrogen generation products, both of which are in development. If we are unable to identify or enter into satisfactory agreements with potential partners, including those relating to the distribution, service and support of our anticipated back-up power and on-site hydrogen generation products, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of needed partners, which would adversely affect our future prospects for development and commercialization of future products. In addition, any arrangement with a strategic partner may require us to issue a significant amount of equity securities to the partner, provide the partner with representation on our board of directors and/or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then current stockholders. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our products, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure relationships with entities which can develop or supply the required components for our products and provide the required distribution and servicing support. Additionally, the agreements governing our current relationships allow for termination by our partners under certain circumstances, some of which are beyond our control. If any of our current strategic partners were to terminate any of its agreements with us, there could be a material adverse impact on the development and commercialization of our products and the operation of our business, financial condition, results of operations and prospects.

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

In addition, there are many companies engaged in all areas of traditional and alternative energy generation in the United States, Canada and abroad, including, among others, major electric, oil, chemical, natural gas, battery, generator and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. These firms are engaged in forms of power generation such as solar and wind power, reciprocating engines and micro turbines, as well as traditional grid-supplied electric power. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do.

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

Our products are among a number of alternative energy products being developed. A significant amount of public and private funding is currently directed toward development of micro turbines, solar power, wind power and other types of fuel cell technologies. Improvements are also being made to the existing electric transmission system. Technological advances in alternative energy products, improvements in the electric power grid or other fuel cell technologies may make our products less attractive or render them obsolete.

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

Future acquisitions may be difficult to integrate, add additional burden to our management and reduce the percentage ownership of our stockholders.

As part of our business strategy we may engage in acquisitions that we believe will provide us with complementary technologies, products, channels, revenue streams, expertise and/or other valuable assets. However, we may not be able to identify suitable acquisition candidates. If we do identify suitable candidates, we may not be able to acquire them on commercially acceptable terms or at all. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, an acquisition may not produce the desired revenues, earnings or business synergies. In addition, an acquisition involving our stock may reduce the percentage ownership of our then current stockholders. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, from an accounting perspective, acquisitions can lead to non-recurring charges and amortization or impairment of significant amounts of intangible assets that could adversely affect our results of operations.

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

Asserting, defending and maintaining our intellectual property rights could be difficult and costly and failure to do so may diminish our ability to compete effectively and may harm our operating results. We may need to pursue lawsuits or legal action in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine the priority of rights to the trademark. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming, and we could use a substantial amount of our financial resources in either case.

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

We intend to market, distribute and service our products internationally. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign sub-distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates. Also, to the extent our operations and assets are located in foreign countries they are potentially subject to nationalization actions over which we will have no control.

Our international sales and operations may be adversely affected by changes in local government laws, regulations and policies.

Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, employment regulations, and repatriation of earnings. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. For example, as a condition of sale or to the awarding of a contract, some international customers require us to agree to offset arrangements, which may include in-country purchases, manufacturing and financial support arrangements. The contract may provide for penalties in the event we fail to perform in accordance with the offset requirements. In addition, as part of our globalization strategy, we have invested in certain countries which may carry high levels of currency, political and economic risk. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.

Our government contracts could restrict our ability to effectively commercialize our technology.

Some of our technology has been developed under government funding by the United States and Canada, and by other countries. The United States and Canadian governments have a non-exclusive, royalty-free, irrevocable world-wide license to practice or have practiced any of our technology developed under contracts funded by the respective government. In some cases, government agencies in the United States or Canada can require us to obtain or produce components for our systems from sources located in the United States or Canada, respectively, rather than foreign countries. Our contracts with government agencies are also subject to the risk of termination at the convenience of the contracting agency, potential disclosure of our confidential information to third parties and the exercise of “march-in” rights by the government. March-in rights refer to the right of the United States or Canadian governments or government agency to license to others any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. The implementation of restrictions on our sourcing of components or the exercise of march-in rights could harm our business, prospects, results of operations and financial condition. In addition, under the Freedom of Information Act, any documents that we have submitted to the government or to a contractor under a government funding arrangement are subject to public disclosure that could compromise our intellectual property rights unless such documents are exempted as trade secrets or as confidential information and treated accordingly by such government agencies.

Our future plans could be harmed if we are unable to attract or retain key personnel.

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, manufacturing, marketing and sales professionals. Our future success will depend, in part, on our ability to attract and retain qualified management and technical personnel. We do not know whether we will be successful in hiring or retaining qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could materially and adversely affect our development and commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

Smart Hydrogen has substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

Smart Hydrogen and its affiliates beneficially own approximately 35.1% of the outstanding shares of our common stock on an if-converted basis. As a result, these stockholders can significantly influence or control certain matters requiring approval by our stockholders, including the approval of mergers or other extraordinary transactions. The interests of these stockholders may differ from yours and these stockholders may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

If a substantial number of shares of the Company’s common stock become available for sale and are sold in a short period of time, the market price of our common stock could decline.

Smart Hydrogen holds 395,000 shares of Class B capital Stock, a class of preferred stock of the Company, which are convertible into 39,500,000 shares of common stock of the Company, and approximately 5,100,000 shares of common stock of the Company, which represent in aggregate approximately 35.1% of the Company’s outstanding common stock on an if-converted basis. Smart Hydrogen and its affiliates are subject to an Investor Rights Agreement with the Company pursuant to which Smart Hydrogen and its affiliates were prohibited from selling shares of the Company’s stock until December 31, 2007, and are still restricted in selling shares of the Company’s stock through private sale. If Smart Hydrogen or its affiliates converts its preferred shares into shares of common stock and/or sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that Smart Hydrogen might sell shares of common stock could also depress the trading price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Provisions in our charter documents and Delaware law may prevent or delay an acquisition of us, which could decrease the value of our common stock.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include those that:

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. Since our initial public offering in October 1999, the market price of our common stock has fluctuated from a high of $156.50 per share in the first quarter of 2000 to a low of $2.42 per share in the third quarter of 2007. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities’ analysts’ recommendations or earnings’ estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders including one or more of our strategic partners and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market, and in particular the market for technology-related stocks has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we may be subject to additional securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

Our acquisitions of Cellex Power Products, Inc. and General Hydrogen Corporation may not yield the intended benefits.

We must be able to successfully manage our acquisitions of Cellex Power Products, Inc. and General Hydrogen Corporation. Specifically, we must be able to manage the synergies successfully without any significant disruption to our ability to execute our business plan. In addition, our financial results could be adversely impacted if we are not able to deliver the expected cost and growth synergies associated with these acquisitions.

We may be unable to liquidate our investments in auction rate debt securities due to recent disruptions in the financial markets.

A substantial portion of our investment portfolio ($92.8 million) is invested in auction rate debt securities. The auction rate debt securities are collateralized by student loan debt securities issued by various states, in the United States, or state agencies. The Federal government guarantees the student loans that are collateralizing $91.0 million of these securities. These auction rate debt securities are structured to be tendered at par, at the option of the investor, at auctions occurring every 27-30 days. The auctions that occurred in January of 2008 were successful. However, the recent disruption in the financial and capital markets has resulted in reduced liquidity of these auction rate debt securities and increased the liquidity risk associated with these securities as the auctions that have occurred beginning in February 2008 have not been successful. Each of the auction rate debt securities include contractual provisions to deal with these events. The Company will continue to receive interest income on these debt securities, however, the interest rates will be at the maximum rate defined for each security. The default interest rates will be received until there is a successful auction or the Company sells these securities in the open market. Scheduled auctions will continue to take place at future pre-established dates. The Company, however, is required to hold these auction rate debt securities until there is a successful auction, until the debt securities mature, which would be an extended period of time (between 15 and 40 years), or until the Company decides to sell these securities on the open market.

Given the negative impact of the liquidity situation in the financial markets, as well as the failed auctions that have occurred, the fair value of these auction rate debt securities may become lower than their carrying value, and that difference may be significant. A continuation of the recent disruption in the financial and capital markets will continue to result in reduced liquidity to the Company and may result in impairment write-downs on the auction rate debt securities and/or realized losses on the disposition of these securities.

Our recent management turnover may affect the overall performance of the management team.

In 2007, the position of Chief Financial Officer changed three times, the President resigned from the Company, the Chief Technology Officer retired, and the Chief Executive Officer announced that he will retire as of April 7, 2008. Turnover in senior management could result in a lack of the continuity of the management team and therefore limit the effectiveness of the current management team.

Our largest shareholder, Smart Hydrogen, may be undergoing a change in ownership and an internal realignment.

Smart Hydrogen may be undergoing a change in ownership that could result in an internal realignment and affect the senior management of Smart Hydrogen. Such an event may also affect the Class B directors on our Board of Directors, the percentage of shares that Smart Hydrogen maintains, the involvement that Smart Hydrogen takes in our Company, as well as Smart Hydrogen objectives in investing in the fuel cell market space. There is uncertainty surrounding the individual relationships that we may have with persons representing Smart Hydrogen after realignment.

Item 1B.	Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2007 fiscal year.

Item 2.	Properties

Our principal executive offices are located in Latham, New York. At our 36-acre campus, we own a 56,000 square foot research and development center, a 32,000 square foot office building and a 50,000 square foot manufacturing facility and believe that these facilities are sufficient to accommodate our anticipated production volumes for at least the next two years.

In connection with the acquisitions of Cellex and General Hydrogen, we also lease two facilities in Richmond, British Columbia with combined square footage of approximately 70,200 square feet to accommodate office, manufacturing, and research and development activities.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During the years ended December 31, 2007 and 2006, we issued 279,054 and 199,124 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

Market Information. Our common stock is traded on the NASDAQ Global Market under the symbol “PLUG.” As of March 7, 2008, there were approximately 3,018 record holders of our common stock. However, management believes that a significant number of shares are held by brokers under a “nominee name” and that the number of beneficial shareholders of our common stock exceeds 57,000. The following table sets forth high and low last reported sale prices for our common stock as reported by the NASDAQ Global Market for the periods indicated:

	Sales prices
	High	Low
2007
1st Quarter	$3.96	$2.86
2nd Quarter	$3.49	$2.90
3rd Quarter	$3.33	$2.49
4th Quarter	$4.39	$2.97
2006
1st Quarter	$6.09	$4.59
2nd Quarter	$6.43	$4.64
3rd Quarter	$4.85	$3.64
4th Quarter	$4.49	$3.77

Dividend Policy. We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.

Five-Year Performance Graph. Below is a line graph comparing the percentage change in the cumulative total return on the Company’s Common Stock, based on the market price of the Company’s Common Stock, with the total return of companies included within the NASDAQ Market Index and the companies included within the Russell 3000 Technology Composite for the period commencing December 31, 2002 and ending December 31, 2007. The calculation of the cumulative total return assumes a $100 investment in the Company’s Common Stock, the NASDAQ Market Index and the Russell 3000 Technology Composite on December 31, 2002 and the reinvestment of all dividends.

Index	2002	2003	2004	2005	2006	2007
PLUG POWER INC.	100.00	161.47	136.08	114.25	86.64	87.97
RUSSELL 3000 TECHNOLOGY	100.00	150.01	151.80	154.82	171.67	198.83
NASDAQ MARKET INDEX	100.00	150.36	163.00	166.58	183.68	201.91

Item 6.	Selected Financial Data

The following tables set forth selected financial data and other operating information of the Company. The selected statement of operations and balance sheet data for 2007, 2006, 2005, 2004, and 2003 as set forth below are derived from the audited consolidated financial statements of the Company. The information is only a summary and you should read it in conjunction with the Company’s audited consolidated financial statements and related notes and other financial information included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement Of Operations:
Product and service revenue	$3,082	$2,657	$4,881	$5,306	$7,517
Research and development contract revenue	13,189	5,179	8,606	10,835	4,985

Total revenue	16,271	7,836	13,487	16,141	12,502
Cost of product and service revenues	9,399	4,833	4,098	5,368	7,150
Cost of research and development contract revenues	19,045	7,637	12,076	13,474	7,010
In-process research and development	—	—	—	—	3,000
Research and development expense	39,218	41,577	35,632	32,453	37,493
Selling, general and administrative expenses	19,323	12,268	8,973	8,423	7,183
Amortization of intangible assets	1,614	—	687	2,750	2,577
Other income (expense), net	11,757	8,169	(3,764)	(412)	(1,128)

Net loss	$(60,571)	$(50,310)	$(51,743)	$(46,739)	$(53,039)

Loss per share, basic and diluted	$(0.69)	$(0.58)	$(0.66)	$(0.64)	$(0.88)

Weighted average number of common shares outstanding	87,342	86,100	78,463	73,126	60,146

Balance Sheet Data:
(at end of the period)
Unrestricted cash, cash equivalents and available-for-sale securities	$165,701	$269,123	$97,563	$66,849	$102,004
Total assets	268,392	307,920	139,784	117,997	160,589
Current portion of long-term obligations	1,384	—	527	427	545
Long-term obligations	4,580	1,112	4,659	4,996	5,306
Stockholders’ equity	248,900	294,528	124,955	102,113	144,286
Working capital	163,906	267,002	95,511	64,073	99,286

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following factors should be considered carefully in addition to the other information in this Form 10-K. Except as mentioned under “Quantitative and Qualitative Disclosure About Market Risk” and except for the historical information contained herein, the discussion contained in this Form 10-K contains “forward-looking statement,” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Form 10-K. Important factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

Overview

Plug Power Inc., together with its subsidiaries, is a development stage enterprise involved in the design, development and manufacture of fuel cell systems for stationary and industrial-motive (forklift) markets worldwide. We are focused on the application of Proton Exchange Membrane, or PEM, fuel cell and fuel processing technologies from which we are developing multiple products. The Company is a development stage enterprise because substantially all of the Company’s resources and efforts are aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability and the establishment of a market for the Company’s products. The Company continues to experience significant net outflows of cash from operations and devotes significant efforts towards financial planning in order to forecast future cash spending and the ability to continue product research and development activities. Fuel cell technology within the Company’s targeted markets, telecommunications, broadband, utility, and industrial un-interruptible power supply, as well as the mobile industrial equipment market recently entered into as a result of recent acquisitions, is still early in the technology adoption life cycle.

We are currently offering our 5kW hydrogen fueled GenCore® back-up power product for commercial sale to telecommunications, un-interruptible power (UPS) and utility back-up applications, with a focus on wireless telecommunications. We are collaborating with Ballard Power Systems, under government contract, to evaluate alternative stack technology for future products.

In 2007 we acquired Cellex Power Products, Inc. and General Hydrogen Corporation, both leaders in the design and integration of PEM fuel cell systems for forklift and industrial motive power products. We are currently conducting prototype field tests with these hydrogen fueled GenDrive™ systems that are intended to be a direct replacement for traditional lead-acid battery packs on indoor industrial forklift applications. In the fourth quarter of 2007, we announced our intention of collaborating with Wal-Mart to test and demonstrate a broader deployment of our GenDrive™ products in a commercial distribution center in 2008.

Additionally, we continue to develop our GenSys® continuous power products. In 2007 we commissioned seventeen (17) 5kW LPG fueled “low-temperature” off-grid PEM systems in three (3) separate deployments, including a system trial in India with a large wireless carrier.

As an extension of our GenSys® development work, we continue to develop technology in support of the automotive fuel cell market under a series of agreements with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd. In 2007 we completed Phase 4 of our work with Honda, installing and commissioning the phase 4 system at Honda’s facility in Torrance, California and began negotiations on a Phase 5 agreement.

We also form relationships with customers and enter into development and demonstration programs with government agencies and other energy providers. Many of our initial sales of GenCore®, GenDrive™ and GenSys® are contract-specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and lack of evidence of fair value. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the contractual terms as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. See “Critical Accounting Policies and Estimates—Revenue Recognition.” Our distributors have no special right of return, price protection allowances or other sales incentives. We do offer a discount from our manufacturers suggested retail price to resellers to allow for the mark-up of the reseller.

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

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of December 31, 2007, we had cash, cash equivalents, and available-for-sale securities of $165.7 million and working capital of $163.9 million. See Liquidity and Capital Resources below.

During the year ended December 31, 2007, cash used by operating activities was $49.3 million, consisting primarily of a net loss of $60.6 million offset, in part, by non-cash expenses in the amount of $10.9 million, including $5.5 million for amortization and depreciation and $5.4 million for stock based compensation. Cash provided by investing activities for the year ended December 31, 2007 was $33.1 million, consisting of $83.7 million of maturities, net of purchases, of available-for-sale securities, offset by $2.9 million used to purchase property, plant and equipment and $47.7 million net cash used for acquisitions. Cash provided by financing activities was approximately $81,000.

We have financed our operations through December 31, 2007 primarily from the sale of equity, which has provided cash in the amount of $636.1 million since inception. Also since inception, cumulative net cash used in operating activities has been $397.7 million, and cash used in investing activities has been $220.5 million, including our purchase of property, plant and equipment of $36.9 million, our net investments in available-for-sale securities in the amount of $153.6 million, and cash used for acquisitions of $19.3 million, net of cash received.

Results of Operations

Product and service revenue. We defer recognition of product and service revenue at the time of delivery and recognize revenue as the continued service, maintenance and other support obligations expire.

Many of our initial sales of product contain multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms generally require payment shortly after delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited experience and lack of evidence of fair value of the different components. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are currently for periods of twelve to thirty months. In the case of our limited consignment sales, we do not begin recognizing revenue on a deferred basis until the customer has accepted the product, at which time the risks and rewards of ownership have transferred, the price is fixed and we have a reasonable expectation of collecting upon billing. See “Critical Accounting Policies and Estimates—Revenue Recognition.”

Product and service revenue for the year ended December 31, 2007 increased $425,000 or 16% to $3.1 million from $2.7 million for the year ended December 31, 2006. Approximately $289,000 of the increase is related to the acquisitions of Cellex and General Hydrogen. The remaining amount of the increase is related to increased system shipments in 2007 and the revenue recognized on those shipments, partially offset by decreased revenue recognition for systems shipped prior to 2007. Additionally, we recognized $365,000 and $291,000 of non deferred revenue during the years ended December 31, 2007 and 2006, respectively. This revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or services rendered.

In the product and service revenue category, during 2007 the Company shipped 204 fuel cell systems compared to 109 fuel cell systems during 2006. In 2007, we recognized $1.1 million of revenue for products shipped or services rendered in 2007 compared to $800,000 of revenue recognized in 2006 for products shipped or services rendered in 2006. Additionally, in 2007 we recognized approximately $2.0 million of product and services revenue originally deferred at December 31, 2006 whereas in 2006 we also recognized $1.9 million of revenue originally deferred at December 31, 2005.

Product and service revenue for the year ended December 31, 2006 decreased $2.2 million or 46% to $2.7 million from $4.9 million for the year ended December 31, 2005. In the product and service revenue category, during 2006 the Company shipped 109 fuel cell systems compared to 134 fuel cell systems during 2005. In 2006, we recognized $800,000 of revenue for products shipped or services rendered in 2006 compared to $900,000 of revenue recognized in 2005 for products shipped or services rendered in 2005. Additionally, in 2006 we recognized approximately $1.9 million of product and service revenue originally deferred at December 31, 2005 whereas in 2005 we also recognized $4.0 million of revenue originally deferred at December 31, 2004.

Research and development contract revenue. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with our cost-sharing percentages being from 20% to 67% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. Revenue from fixed fee contracts is recognized on the basis of percentage of completion. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Research and development contract revenue for the year ended December 31, 2007 increased to $13.2 million from $5.2 million in 2006. The acquisitions of Cellex and General Hydrogen accounted for approximately $1.2 million of the increase. Of the remaining $6.8 million increase, approximately $2.2 million resulted from additional U.S. Department of Energy (DOE) contracts awarded in 2007; $3.5 million resulted from 4 additional contracts received from the U.S. Department of Defense (DOD) in 2007; and revenue from new contracts with NASA, the European Union, and Montana State University contributed approximately $1.8 million in 2007. These increases were partially offset by decreases resulting from completion of activities under other government contracts in 2006.

Research and development contract revenue decreased to $5.2 million for the year ended December 31, 2006 from $8.6 million for the year ended December 31, 2005. The decrease was the result of spending levels decreasing for material purchases and subcontractor activity as certain DOE and DOD programs wound down and decreased activity under our contract with the National Institute of Standards and Technology (NIST), and with Honda R&D Co., Ltd. of Japan.

Cost of product and service revenue. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services.

Cost of product and service revenue for the year ended December 31, 2007 increased $4.6 million to $9.4 million compared to $4.8 million in 2006. Approximately $713,000 of the increase is related to the acquisitions of Cellex and General Hydrogen. The remaining increase of $3.9 million primarily related to a $2.0 million charge for certain future expected service and warranty costs for existing fuel cell units in the field. Also contributing to the increase was an increase in shipments and servicing costs of the larger installed base.

Cost of product and service revenue increased to $4.8 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005. The year over year increase to cost of product and service revenue was primarily the result of an increase in warranty costs resulting from a greater number of units placed in the field during 2006.

Cost of research and development contract revenue. Cost of research and development contract revenue includes costs associated with research and development contracts including: cash and non-cash compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Cost of research and development contract revenue for the year ended December 31, 2007 increased $11.4 to $19.0 million from $7.6 million in 2006. The acquisitions of Cellex and General Hydrogen contributed approximately $1.3 million of this increase. The remainder of the increase, about $10.1 million, was associated with the additional effort applied to funded research and development projects commensurate with the additional revenue mentioned above.

Cost of research and development contract revenue decreased to $7.6 million for the year ended December 31, 2006 from $12.1 million for the year ended December 31, 2005. The decrease in these costs was directly related to the decreased activity under the development agreements described above under research and development contract revenue.

Research and development expense. Research and development expense includes: materials to build development and prototype units, cash and non-cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities.

Research and development expense decreased to $39.2 million for the year ended December 31, 2007 from $41.6 million in 2006. The acquisitions of Cellex and General Hydrogen contributed $6.4 million of additional research and development expense which was more than offset by a reduction of nearly $8.8 million related to the activities of the pre-acquisition business. This reduction in expense is primarily related to the Company’s ability to receive increased third party funding to perform certain activities necessary to advance our understanding of various types of fuel cell systems consistent with our long-term goal of developing systems and applications. As a result of the receipt of funding for certain research and development programs, the related costs associated with these projects is included in cost of contract research and development revenue as described above.

Research and development expense increased to $41.6 million for the year ended December 31, 2006 from $35.6 million for the year ended December 31, 2005. This increase was primarily the result of our accelerated efforts to advance the development of our next generation continuous run product combined with continued research and development activities related to future product initiatives. We also had fewer resources allocated to research and development programs reflected in cost of revenues for research and development under DOE, NIST and Honda research and development contracts (as discussed above).

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses increased $7.0 million to $19.3 million for the year ended December 31, 2007. Approximately $4.5 million of the increase is related to the acquisition of Cellex and General Hydrogen. The remaining $2.5 million of the increase is primarily related to the increased size of our sales group in an effort to increase market adoption of our fuel cell technology.

Selling, general and administrative expenses increased to $12.3 million for the year ended December 31, 2006 from $9.0 million for the year ended December 31, 2005. The increase in selling, general and administrative expenses in 2006 from 2005 was primarily a result of increased headcount, charges related to severance packages for departing employees and payments made to strategic consultants.

Interest income and net realized gains/losses from the sale of available-for-sale securities. Interest income and net realized gains/losses from the sale of available-for-sale securities consists primarily of interest earned on our cash, cash equivalents and available-for-sale securities, as well as the net realized gain/loss from the sale of available-for-sale securities.

Interest income and net realized gains/losses from the sale of available-for-sale securities increased to $12.3 million for the year ended December 31, 2007 from $8.3 million for the year ended December 31, 2006. Nearly all of the increase of $4.0 million was the result of higher yields on our cash and available-for-sale securities in 2007. Total net realized gains/losses from the sale of available-for-sale securities was a gain of $118,000 and $68,000 for the years ended December 31, 2007 and 2006, respectively.

Interest income and net realized gains/losses from the sale of available-for-sale securities, increased to $8.3 million for the year ended December 31, 2006 from $2.2 million for the year ended December 31, 2005. The increase was attributable to higher cash and available-for-sale securities balances resulting from the sale of our Class B capital stock to Smart Hydrogen Inc. in 2006 and slightly higher yields on our investment portfolio.

Interest and other expenses. Interest and other expenses consists of interest on repayable government assistance amounts related to the activities of Cellex and General Hydrogen, interest due to a long-term obligation related to the purchase of our Latham facilities, interest paid on capital lease obligations and foreign currency exchange loss.

Interest and other expenses increased approximately $409,000 to $580,000 for the year ended December 31, 2007, compared to $171,000 for the year ended December 31, 2006. This increase is primarily related to foreign currency exchange losses from our newly acquired Canadian operations.

Interest and other expenses was $171,000 for the year ended December 31, 2006, compared to $146,000 for the year ended December 31, 2005. As of December 31, 2006 the debt associated with the purchase of the facility was paid for in full.

Equity in losses of affiliates. Equity in losses of affiliates for the year ended December 31, 2005 was $5.8 million. Equity in losses of affiliates, which we accounted for under the equity method of accounting, was our proportionate share of the amount of the net loss of GE Fuel Cell Systems (GEFCS), and the amortization of our original investments. During the quarter ended December 31, 2005, the Company recorded an impairment loss equal to 100% of the remaining carrying value of the Company’s investment in GEFCS due to the changes in the relationship that eventually resulted in GEFCS being dissolved in the first quarter of fiscal 2006.

Income taxes. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles and related disclosures requires management to make estimates and assumptions that affect:

•	the amounts reported for assets and liabilities;

•	the disclosure of contingent assets and liabilities at the date of the financial statements; and

•	the amounts reported for revenues and expenses during the reporting period.

Specifically, we must use estimates in determining the economic useful lives of assets, including identifiable intangible assets, and various other recorded or disclosed amounts. Therefore, our consolidated financial statements and related disclosures are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates. To the extent that actual outcomes differ from estimates, or additional facts and circumstances cause management to revise estimates, our financial position as reflected in our consolidated financial statements will be affected. Any effects on business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

We believe that the following are our most critical accounting policies affected by the estimates and assumptions the Company must make in the preparation of its consolidated financial statements and related disclosures:

Revenue recognition: We are a development stage enterprise currently performing field testing and marketing of our products to a limited number of customers, including telecom, utilities, government entities, distribution centers, and our distribution partners. This product is a limited edition fuel cell system that is intended to offer complementary, quality power while demonstrating the market value of fuel cells as a preferred form of alternative distributed power generation. Subsequent enhancements to our initial product are expected to expand the market opportunity for fuel cells by lowering the installed cost, decreasing operating and maintenance costs, increasing efficiency, improving reliability, and adding features such as grid independence and co-generation as well as UPS applications.

We apply the guidance within Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104), to our initial sales contracts to determine when to properly recognize revenue. Our initial sales of products contain multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms generally stipulate that title and risk of ownership pass and require payment shortly after delivery of the fuel cell system, or acceptance in the case of certain consignment sales, and also stipulate that payment is not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and lack of evidence of fair value. As a result, we defer recognition of product and service revenue at the time of delivery and recognize revenue on a straight-line basis over the contractual service period, which is generally for periods of twelve to thirty months, or over the anticipated service period if expected to exceed the contractual service period. The costs associated with the product, service and other obligations are generally expensed as they are incurred. In the case of our limited consignment sales, we do not begin recognizing revenue on a deferred basis until the customer has accepted the product, at which time the risks and rewards of ownership have transferred, the price is fixed and we have a reasonable expectation of collecting upon billing.

As we gain commercial experience, including field experience relative to service and warranty obligations based on the sales of our initial products, the fair values for the multiple elements within our future contracts may become determinable and we may, in future periods, recognize revenue upon delivery of the product or we may continue to defer recognition, based on application of appropriate guidance within EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or changes in the manner in which we structure contractual agreements, including our agreements with distribution partners.

Additionally, our research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 67%. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract cost incurred during the period. Revenue from fixed fee contracts is recognized on the basis of percentage of completion. At December 31, 2007 and December 31, 2006, the Company had deferred contract revenue of approximately $0 and $461,000 respectively.

Valuation of long-lived assets: We value long-lived assets at their fair value at the date of acquisition. We utilize third-party valuation experts in our assessments of the fair values of acquired long-lived assets and allocate purchase price to the acquired assets and liabilities assumed accordingly. We assess the impairment of long-lived assets, including identifiable intangible assets, and goodwill, if any, whenever events or changes in circumstances indicate that the carrying value may not be recoverable and, for goodwill, at least annually. Factors we consider important that could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of long-lived assets, including identifiable intangible assets, and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based upon the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as appropriate. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Based on the review during the year ended December 31, 2007, we do not believe that there were any triggering events or that an impairment charge is required.

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

Under Section 382 of the Internal Revenue Code (IRC), the use of loss carryforwards may be limited if a change in ownership of a company, as defined by the IRC, occurs. The Company has determined that due to transactions involving the Company’s shares by significant shareholders, a change of ownership has occurred under the provisions of IRC Section 382. As a result of this change of ownership, the net operating loss amounts have become limited. Accordingly, we have reduced our deferred tax asset related to the net operating loss carryforwards and the offsetting valuation allowance during 2007.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2007, we have recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2007 and 2006, our net deferred tax assets have been offset in full by a valuation allowance. As a result, the net provision for income taxes is zero for the years ended December 31, 2007 and 2006. The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement

No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions on January 1, 2007. No adjustment of opening balances was required and the adoption of this Interpretation did not have a material impact on the Company’s consolidated financial statements.

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

Expected option life—The Company’s estimate of an expected option life was calculated in accordance with the Staff Accounting Bulletin No. 107 (SAB 107) simplified method for calculating the expected term assumption. The simplified method is a calculation based on the contractual life of the associated options.

Risk-free interest rate—We use the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption as the risk-free interest rate.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We review historical forfeiture data and determine the appropriate forfeiture rate based on that data. We re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will recognize the actual expense over the vesting period only for the shares that vest.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which will be effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company plans to adopt SFAS No. 157 on January 1, 2008 and does not expect the adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115” (SFAS No. 159). This new standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. This standard is effective for fiscal years beginning after November 15, 2007. The Company plans to adopt SFAS No. 159 on January 1, 2008 and does not expect the adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160). This new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS No. 160 on January 1, 2009 and is currently evaluating the effect, if any, SFAS No. 160 will have on its consolidated financial position, consolidated results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” (SFAS No. 141R). This new standard applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This standard replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company plans to adopt SFAS No. 141R on January 1, 2009 and is currently evaluating the effect, if any, SFAS No. 141R will have on its consolidated financial position, consolidated results of operations, or liquidity.

In December 2007, the FASB’s Emerging Issues Task Force (EITF) issued EITF 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (EITF 07-01). This new standard prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all collaborations existing after January 1, 2008. The Company plans to adopt EITF 07-01 on January 1, 2008 and does not expect the adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

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

Several key indicators of liquidity are summarized in the following table:

	Years ended December 31,
(in thousands)	2007	2006	2005
Cash, cash equivalents and available-for-sale securities	$165,701	$269,123	$97,563
Working capital	163,906	267,002	95,511
Net loss	60,571	50,310	51,743
Net cash used in operating activities	49,311	46,107	39,869
Purchase of property, plant and equipment	2,944	1,275	1,000

Included in available-for-sale securities and working capital at December 31, 2007 is $92.8 million of auction rate debt securities. The auction rate debt securities are collateralized by student loan debt securities issued by various states, in the United States, or state agencies. The Federal government guarantees the student loans that are collateralizing $91.0 million of these securities. These auction rate debt securities are structured to be tendered at par, at the option of the investor, at auctions occurring every 27-30 days. The auctions that occurred in January of 2008 were successful. However, the recent disruption in the financial and capital markets has resulted in reduced liquidity of these auction rate debt securities and increased the liquidity risk associated with these securities as the auctions that have occurred beginning in February 2008 have not been successful. Each of the auction rate debt securities includes contractual provisions to deal with these events. The Company will continue to receive interest income on these debt securities; however, the interest rates will be at the maximum rate defined for each security. The default interest rates will be received until there is a successful auction or the Company sells these securities in the open market. Scheduled auctions will continue to take place at future pre-established dates. The Company, however, is required to hold these auction rate debt securities until there is a successful auction, until the debt securities mature, which would be an extended period of time (between 15 and 40 years), or until the Company decides to sell these securities on the open market.

Given the negative impact of the liquidity situation in the financial markets, as well as the failed auctions that have occurred, the fair value of these auction rate debt securities may become lower than their carrying value, and that difference may be significant. A continuation of the recent disruption in the financial and capital markets will continue to result in reduced liquidity to the Company and may result in impairment write-downs on the auction rate debt securities and/or realized losses on the disposition of these securities.

We have financed our operations through December 31, 2007 primarily from the sale of equity, which has provided cash in the amount of $636.1 million. As of December 31, 2007 we had cash, cash equivalents and available-for-sale securities totaling $165.7 million and working capital of $163.9 million. Since inception, net cash used in operating activities has been $397.7 million and cash used in investing activities has been $220.5 million.

During the year ended December 31, 2007, the Company used $49.3 million in cash for operating activities, generated $33.1 million in cash from investing activities and received $81,000 from financing activities. Net cash used in operating activities consisted primarily of a net loss of $60.6 million offset partially by non-cash items, which include $5.5 million for depreciation and amortization and $5.4 million in stock based compensation. Cash provided by investing activities consisted of $83.7 million of net purchases of available-for-sale securities, offset by $2.9 million for the purchase of property, plant and equipment and $47.7 million paid for acquisitions, net of cash received. Cash provided by financing activities in the amount of $81,000 consisted of cash receipts of approximately $481,000 from stock option exercises and our employee stock purchase plan, partially offset by the repayment of loans to General Hydrogen shareholders as a result of the acquisition of General Hydrogen.

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

(Dollars in thousands)
Current assets	$9,856
Property, plant and equipment	1,221
Identifiable intangible assets	10,000
Goodwill	27,586

Total assets acquired	48,663
Current liabilities	832
Long term liabilities	1,693

Total liabilities assumed	2,525

Net assets acquired	$46,138

The entire $10 million balance of intangible assets has been assigned to acquired technology, which is being amortized over 8 years.

On May 4, 2007, the Company completed the acquisition of all of the outstanding shares of General Hydrogen, a development stage enterprise, for an aggregate purchase price of $12.4 million. The purchase price includes the settlement of $3.0 million in senior secured loans previously made by the Company to General Hydrogen, as well as 571,429 warrants granted to shareholders of General Hydrogen that were valued at $1.4 million. The warrants become exercisable when Plug Power’s Common Stock trades at a volume weighted average price of $7.00 or more for 10 consecutive trading days. The warrants carry an exercise price of $.01 per share and expire four years from the date of issuance. The results of General Hydrogen’s operations have been included in the consolidated financial statements since May 4, 2007. General Hydrogen is located in Richmond, British Columbia, Canada within close proximity to Cellex.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(Dollars in thousands)
Current assets	$1,591
Property, plant and equipment	2,352
Identifiable intangible assets	6,900
Goodwill	8,579

Total assets acquired	19,422
Current liabilities	4,366
Long term liabilities	2,681

Total liabilities assumed	7,047

Net assets acquired	$12,375

Of the $6.9 million of intangible assets, $5.9 million has been assigned to acquired technology and $1.0 million has been assigned to customer relationships, both of which are being amortized over 8 years.

By acquiring both General Hydrogen and Cellex, leaders in their industry, the Company expects to realize significant technological and operational synergies while pursuing high-value applications in the material handling market. As a result of the acquisitions, the Company is expected to be a leading provider of PEM fuel cell power units for electric lift trucks and is targeting the estimated $1.5 billion industrial motive battery market. The acquisitions diversify the Company’s product portfolio and add new revenue streams from a potentially significant market.

During October 2007, Plug Power integrated the operations of both companies into one organization. Further, the Company anticipates that higher volume product manufacturing activities will be established in Plug Power’s Latham, N.Y. facility. The Company intends to leverage Plug Power’s existing commercial infrastructure and expects to avoid some of the expenditures typically associated with the transition to a manufacturing enterprise

On March 25, 2003, we consummated a merger transaction with H Power pursuant to which we acquired H Power in a stock-for-stock exchange valued at approximately $46.3 million. In connection with the transaction, H Power stockholders received 0.8305 shares of our common stock for each share of H Power common stock held immediately prior to the transaction. Immediately following the transaction H Power became a wholly owned subsidiary of the Company. As part of the acquisition, we acquired intellectual property and certain other assets including cash, cash equivalents and marketable securities of H Power worth approximately $29.6 million, after payment of $7.1 million of certain costs and expenses associated with the consummation of the merger, which were accounted for as additional purchase price.

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

In aggregate, Mechanical Technology Incorporated has made cash contributions of $27.0 million plus non-cash contributions of $14.2 million, while Edison Development Corporation has made aggregate cash contributions of $46.2 million, including $5.0 million in connection with the closing of a private placement of our common stock in July, 2001. Mechanical Technology Incorporated and Edison Development Corporation have not made any additional cash or non-cash contributions since October 1999 and July 2001, respectively.

GE Fuel Cell Systems

In March 2006, the Company, GE MicroGen, Inc. a wholly-owned subsidiary of General Electric Company, or GE, and GE restructured their service and equity relationships by terminating the joint venture, GEFCS, and the associated distributor and other agreements, and entering into a new development collaboration agreement. Under the new agreement, the Company and GE (through its Global Research unit) have agreed to collaborate on programs including but not limited to development of tools, materials and components that can be applied to various types of fuel cell products. The specific programs to be undertaken under the agreement, and the detailed terms and conditions thereof, remain subject to agreement by both parties. It is anticipated that such programs could also include collaboration on sales and marketing opportunities for the Company’s products. Under the terms of the new development collaboration agreement, the Company is obligated to purchase $1 million of services from GE prior to December 31, 2008. The development collaboration agreement is scheduled to terminate on the earlier of (i) December 31, 2014 or (ii) upon completion of a certain level of program activity. As of December 31, 2007 the obligation remaining under the contract was approximately $465,000.

Grant Agreements

Since our inception we have been awarded, or participated in, federal and state government contracts related to research, development, test and demonstration of our PEM fuel cell technology. These contracts are primarily cost reimbursement contracts associated with the development of our PEM fuel cell technology. We have recognized “research and development contract revenue” of approximately $75.5 million related to federal and state government contracts, and commercial contracts. We generally share in the cost of these programs, with cost-sharing percentages between 20% and 67%. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Contractual Obligations

Contractual obligations as of December 31, 2007, under agreements with non-cancelable terms are as follows:

	Total	2008	2009	2010	2011	2012	Thereafter
Operating lease obligations	$6,223,736	$1,948,912	$1,641,688	$1,583,706	$1,049,430	$—	$—
Purchase obligations	6,639,399	5,589,602	630,268	205,650	213,879	—	—
Other obligations (A), (B), (C)	481,780	481,780	—	—	—	—	—

Total	$13,344,915	$8,020,294	$2,271,956	$1,789,356	$1,263,309	$—	$—

(A)

The Company has a contractual obligation to NYSERDA, a New York State Government agency, to pay royalties to NYSERDA based on 0.5% of net sales of our GenCore® and GenSys® products. See Note 17 of the Consolidated Financial Statements for more detail.

(B)	The Company has contractual obligations with Technology Partnerships Canada (TPC), a Canadian Government agency, to pay royalties to TPC based on 2.06% of gross revenues. The Company is currently in negotiations with the Canadian Government regarding these obligations and the terms of the two TPC agreements.

The Company has a contractual obligation to the National Research Council of Canada (NRC), a Canadian Government agency, through an Industrial Research Assistance Program agreement, to pay royalties to NRC based on 3.5% of gross revenues.

See Note 10 of the Consolidated Financial Statements for more detail.

(C)	The Company has a contractual obligation with General Electric (GE) through its Global Research unit. Under the terms of the new development collaboration agreement, the Company is obligated to purchase $1 million of services from GE in connection with this collaboration prior to December 31, 2008. The development collaboration agreement is scheduled to terminate on the earlier of (i) December 31, 2014 or (ii) upon the completion of a certain level of program activity. See Note 17 of the Consolidated Financial Statements for more detail.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

The auction rate debt securities are collateralized by student loan debt securities issued by various states, in the United States, or state agencies. The Federal government guarantees $91.0 million of these student loan debt securities. These auction rate debt securities are structured to be tendered at par, at the option of the investor, at auctions occurring every 27-30 days. The auctions that occurred in January of 2008 were successful. However, the recent disruption in the financial and capital markets has resulted in reduced liquidity of these auction rate debt securities and increased the liquidity risk associated with these securities as the auctions that have occurred beginning in February 2008 have not been successful. Each of the auction rate debt securities has provisions to deal with these events. The Company will continue to receive interest income on these debt securities; however, the interest rates will be at the maximum rate defined for each security. The default interest rates will be received until there is a successful auction or the Company sells these securities in the open market. Scheduled auctions will continue to take place at future pre-established dates. The Company, however, is required to hold these auction rate debt securities until there is a successful auction, until the debt securities mature, which would be an extended period of time (between 15 and 40 years), or until the Company sells these securities on the open market.

A portion of the Company’s total revenue was attributable to our operations in Canada. Our exposure to changes in foreign currency rates primarily arises from short-term inter-company transactions with our Canadian subsidiaries and from client receivables in different currencies. Foreign sales are mostly made by our Canadian subsidiaries in their respective countries and are typically denominated in Canadian dollars. Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations. Accordingly, the Company’s financial results are affected by risks such as currency fluctuations, particularly between the U.S. dollar and the Canadian dollar. As exchange rates vary, the Company’s results can be materially affected.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

In making this assessment, management has excluded the internal control over financial reporting of Cellex Power Products, Inc. and General Hydrogen Corporation, which were acquired during 2007 and whose financial statements constitute $68.9 million of total consolidated assets and $13.6 million of consolidated net loss as of and for the year ended December 31, 2007.

(c) Attestation Report of the Registered Public Accounting Firm

The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is included on page F-3 of this Annual Report on Form 10-K and incorporated herein by reference.

(d) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors

Incorporated herein by reference is the information appearing under the captions “Information about our Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Security and Exchange Commission.

(b) Executive Officers

Incorporated herein by reference is the information appearing under the captions “Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Security and Exchange Commission.

(c) Code of Business Conduct and Ethics

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

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Security and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

The following table gives information about the shares of Common Stock that may be issued upon the exercise of options, restricted stock and warrants under the Plug Power, L.L.C. Second Amendment and Restatement of the Membership Option Plan (1997 Plan), the Company’s 1999 Stock Option and Incentive Plan, as amended (1999 Stock Option Plan) and the Company’s 1999 Employee Stock Purchase Plan, as of December 31, 2007.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted average exercise price of outstanding options, warrants and rights(b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a))(c)
Equity compensation plans approved by security holders	7,363,010	(1)	$8.17	3,670,731	(2)
Equity compensation plans not approved by security holders(3)	571,429	(3)	0.01	—

Total	7,934,439		$7.58	3,670,731	(2)

(1)	Represents 6,578,313 outstanding options and 784,697 shares of unvested restricted stock issued under the 1997 Plan and 1999 Stock Option Plan.
(2)	Includes 3,261,763 shares available for future issuance under the 1999 Stock Option Plan and 408,968 shares available for future issuance under the 1999 Employee Stock Purchase Plan. The 1999 Stock Option Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the 1999 Stock Option Plan will increase on the first day of January and July each year. On each January 1 and July 1, the aggregate number of shares reserved for issuance under the 1999 Stock Option Plan increases by 16.45% of any net increase in the total number of outstanding shares since the preceding July 1 or January 1, as the case may be. In accordance with this formula, on January 1, 2008, the maximum number of shares remaining available for future issuance under the 1999 Stock Option Plan is 3,315,697.
(3)	Represents 571,429 warrants issued to General Hydrogen shareholders in connection with the acquisition of General Hydrogen.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference is the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Independent Auditors Fees” in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER B. SAILLANT Roger B. Saillant	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ GERALD A. ANDERSON Gerald A. Anderson	Chief Financial Officer	March 17, 2008

/s/ SERGEY L. BATEKHIN Sergey L. Batekhin	Director	March 17, 2008

/s/ LARRY G. GARBERDING Larry G. Garberding	Director	March 17, 2008

/s/ J. DOUGLAS GRANT J. Douglas Grant	Director	March 17, 2008

/s/ JOEL D. GROSS Joel D. Gross	Director	March 17, 2008

/s/ MAUREEN O. HELMER Maureen O. Helmer	Director	March 17, 2008

/s/ GEORGE C. MCNAMEE George C. McNamee	Director	March 17, 2008

/s/ SERGEY POLIKARPOV Sergey Polikarpov	Director	March 17, 2008

/s/ LISA ROSENBLUM Lisa Rosenblum	Director	March 17, 2008

/s/ GARY K. WILLIS Gary K. Willis	Director	March 17, 2008

/s/ PETER WOICKE Peter Woicke	Director	March 17, 2008

Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.1, 10.2, 10.3, 10.5, 10.6, 10.8, 10.9, 10.11 and 10.16 through 10.30 represent the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Exhibit No. and Description
3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc.(1)

3.2	Certificate of Designations of Class B Capital Stock, a series of preferred stock, of Plug Power Inc.(2)

3.3	Amended and Restated By-laws of Plug Power Inc.(2)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power.(3)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power.(4)

10.1	Second Amendment and Restatement of the Membership Option Plan dated February 15, 1999 and First Amendment to Second Amendment and Restatement of the Membership Option Plan dated October 1, 1999.(5)

10.2	1999 Stock Option and Incentive Plan.(4)

10.3	Employee Stock Purchase Plan.(4)

10.4	Registration Rights Agreement to be entered into by the Registrant and the stockholders of the Registrant.(1)

10.5	Agreement, dated as of December 15, 2000, between Plug Power Inc. and Roger Saillant.(3)

10.6	Severance Agreement, dated as of July 12, 2007, by and between Plug Power Inc. and Gerald A. Anderson.(13)

10.7	Joint Development Agreement, dated as of June 2, 2000, between Plug Power Inc. and Engelhard Corporation.(3)

10.8	Executive Severance Agreement, dated as of August 29, 2002, between Plug Power Inc. and Mark Sperry.(6)

10.9	Executive Severance Agreement, dated as of July 9, 2007, by and between Plug Power Inc. and Gerald A. Anderson.(13)

10.10	Stock Purchase Agreement dated as of April 10, 2006, by and between Plug Power Inc. and Smart Hydrogen.(7)

10.11	Employment Agreement dated March 20, 2000, between Plug Power Inc. and Mark Sperry.(8)

10.12	Indemnification Agreement, dated as of July 9, 2007, by and between Plug Power Inc. and Gerald A. Anderson.(13)

10.13	Investor Rights Agreement, dated as of June 29, 2006, by and among Plug Power Inc., Smart Hydrogen Inc. and the other parties named therein.(2)

10.14	Registration Rights Agreement, dated as of June 29, 2006, by and between Plug Power Inc. and Smart Hydrogen Inc.(2)

10.15	Form of Indemnification Agreement entered into with each director.(2)

10.16	Executive Severance Agreement, dated as of June 29, 2006, by and between Tom Hutchison and Plug Power Inc.(2)

Exhibit No. and Description
10.17	Executive Severance Agreement, dated as of July 31, 2006, by and between Joe Millington and Plug Power Inc.(9)

10.18	Separation Agreement, dated as of December 21, 2007, between John F. Elter and Plug Power Inc.(14)

10.19	Executive Severance Agreement dated as of January 11, 2006, by and between Gerard L. Conway, Jr. and Plug Power Inc.(10)

10.20	Executive Severance Agreement dated as of January 11, 2006, by and between William D. Ernst and Plug Power Inc.(10)

10.21	Form of Incentive Stock Option Agreement.(10)

10.22	Form of Non-Qualified Stock Option Agreement for Employees.(10)

10.23	Form of Non-Qualified Stock Option Agreement for Independent Directors.(10)

10.24	Form of Restricted Stock Award Agreement.(10)

10.25	Amendment No. 1 to the 1999 Stock Option and Incentive Plan.(10)

10.26	First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between Mark A. Sperry and Plug Power Inc.(10)

10.27	First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between Gerry L. Conway, Jr. and Plug Power Inc.(10)

10.28	First Amendment to Executive Severance Agreement, dated as of June 29, 2006, by and between William D. Ernst and Plug Power Inc.(10)

10.29	Executive Severance Agreement, dated as of October 30, 2006, by and between Allan Greenberg and Plug Power Inc.(11)

10.30	Plug Power Executive Incentive Plan.(12)

23.1	Consent of KPMG LLP(15)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 1999.
(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 29, 2006.
(3)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File Number 333-86089).
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File Number 333-86089).
(6)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2002.
(7)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 11, 2006.
(8)	Incorporated by reference to the Company’s Form 10-K/A for the period ended December 31, 2005.
(9)	Incorporated by reference to the Company’s current Report on Form 8-K dated August 4, 2006.
(10)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2006.
(11)	Incorporated by reference to the Company’s current Report on Form 8-K dated November 17, 2006.
(12)	Incorporated by reference to the Company’s current Report on Form 8-K dated February 22, 2007.
(13)	Incorporated by reference to the Company’s current Report on Form 8-K dated July 12, 2007.
(14)	Incorporated by reference to the Company’s current Report on Form 8-K dated January 4, 2008.
(15)	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Plug Power Inc.:

We have audited the accompanying consolidated balance sheets of Plug Power Inc. and subsidiaries (a development stage enterprise) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007, and the information included in the cumulative from inception presentations for the period January 1, 2001 to December 31, 2007 (not separately presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plug Power Inc. and subsidiaries (a development stage enterprise) as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, and the information included in the cumulative from inception presentations for the period January 1, 2001 to December 31, 2007 (not separately presented herein), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Plug Power Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008, expressed an unqualified opinion on the effectiveness of Plug Power Inc.’s internal control over financial reporting.

Our report dated March 17, 2008 on internal control over financial reporting as of December 31, 2007, contains an explanatory paragraph that states Plug Power Inc. acquired Cellex Power Products, Inc. and General Hydrogen Corporation during 2007, and management excluded from its assessment of the effectiveness of Plug Power Inc.’s internal control over financial reporting as of December 31, 2007, the internal control over financial reporting associated with Cellex Power Products, Inc. and General Hydrogen Corporation whose total assets of $68.9 million and total net loss of $13.6 million are included in the consolidated financial statements of Plug Power Inc. and subsidiaries (a development stage enterprise) as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Plug Power Inc. also excluded an evaluation of the internal control over financial reporting of Cellex Power Products, Inc. and General Hydrogen Corporation.

/s/ KPMG LLP

Albany, New York

March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Plug Power Inc.

We have audited internal control over financial reporting of Plug Power Inc. and subsidiaries (a development stage enterprise) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Plug Power Inc. and subsidiaries (a development stage enterprise) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Plug Power Inc. acquired Cellex Power Products, Inc. and General Hydrogen Corporation during 2007, and management excluded from its assessment of the effectiveness of Plug Power Inc.’s internal control over financial reporting as of December 31, 2007, the internal control over financial reporting associated with Cellex Power Products, Inc. and General Hydrogen Corporation whose total assets of $68.9 million and total net loss of $13.6 million are included in the consolidated financial statements of Plug Power Inc. and subsidiaries (a development stage enterprise) as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Plug Power Inc. also excluded an evaluation of the internal control over financial reporting of Cellex Power Products, Inc. and General Hydrogen Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Plug Power Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007, and the information included in the cumulative from inception presentations for the period January 1, 2001 to December 31, 2007 (not separately presented herein), and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York

March 17, 2008

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$12,076,938	$26,899,866
Available-for-sale securities	153,623,670	242,223,202
Accounts receivable, less allowance of $57,000 in 2007 and $35,670 in 2006	4,337,856	892,641
Inventory	5,787,180	5,558,710
Government assistance receivable	270,600	—
Prepaid expenses and other current assets	2,720,915	3,706,400

Total current assets	178,817,159	279,280,819
Property, plant and equipment, net	21,064,795	18,048,254
Goodwill	51,399,497	10,388,980
Intangible assets, net	16,979,327	—
Other assets	130,940	201,859

Total assets	$268,391,718	$307,919,912

Liabilities and Stockholders’ Equity
Current liabilities:
Due to broker for security purchase	$—	$5,000,000
Accounts payable	4,636,997	1,989,983
Accrued expenses	5,509,804	2,596,990
Deferred revenue	3,341,341	2,692,320
Other current liabilities	1,423,188	—

Total current liabilities	14,911,330	12,279,293
Repayable government assistance	4,388,374	—
Other liabilities	191,540	1,112,427

Total liabilities	19,491,244	13,391,720
Stockholders’ equity:
Class B Capital stock, a class of preferred stock, $0.01 par value per share; 5,000,000 shares authorized; 395,000 shares issued and outstanding at December 31, 2007 and December 31, 2006	3,950	3,950
Common stock, $0.01 par value per share; 245,000,000 shares authorized; 87,882,922 shares issued and outstanding at December 31, 2007 and 86,794,915 shares issued and outstanding at December 31, 2006	878,829	867,952
Additional paid-in capital	758,169,498	751,118,315
Accumulated other comprehensive income (loss)	7,810,558	(70,480)
Deficit accumulated during the development stage	(517,962,361)	(457,391,545)

Total stockholders’ equity	248,900,474	294,528,192

Total liabilities and stockholders’ equity	$268,391,718	$307,919,912

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2007, 2006 and 2005 and Cumulative Amounts from Inception

	December 31, 2007	December 31, 2006	December 31, 2005	Cumulative Amounts from Inception
Product and service revenue	$3,081,956	$2,656,475	$4,880,505	$35,441,881
Research and development contract revenue	13,188,667	5,179,275	8,605,900	75,467,233

Total revenue	16,270,623	7,835,750	13,486,405	110,909,114
Cost of product and service revenue	9,398,774	4,832,994	4,097,647	43,529,211
Cost of research and development contract revenue	19,044,847	7,636,662	12,075,731	107,834,485
In-process research and development	—	—	—	12,026,640
Research and development expense	39,218,349	41,577,234	35,631,782	370,496,052
Selling, general and administrative expenses	19,323,158	12,267,862	8,973,006	100,098,040
Amortization of intangible assets	1,614,103	—	687,500	16,738,604

Operating loss	(72,328,608)	(58,479,002)	(47,979,261)	(539,813,918)
Interest income and net realized gains/losses from the sale of available-for-sale securities	12,337,792	8,340,250	2,166,740	42,357,442
Interest and other expense	(580,000)	(170,835)	(145,583)	(1,928,135)

Loss before equity in losses of affiliates	(60,570,816)	(50,309,587)	(45,958,104)	(499,384,611)
Equity in losses of affiliates	—	—	(5,785,358)	(18,577,750)

Net loss	$(60,570,816)	$(50,309,587)	$(51,743,462)	$(517,962,361)

Loss per share:
Basic and diluted	$(0.69)	$(0.58)	$(0.66)

Weighted average number of common shares outstanding	87,341,717	86,100,326	78,463,236

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2007, 2006 and 2005 and cumulative amounts from inception

	December 31, 2007	December 31, 2006	December 31, 2005	Cumulative Amounts from Inception
Cash Flows From Operating Activities:
Net loss	$(60,570,816)	$(50,309,587)	$(51,743,462)	$(517,962,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,847,024	3,219,790	3,358,938	34,030,575
Equity in losses of affiliates	—	—	5,785,358	18,577,750
Amortization of intangible assets	1,614,103	—	687,500	16,738,604
Noncash prepaid development costs	—	—	—	10,000,000
Loss (gain) on disposal of property, plant and equipment	12,421	—	(5,000)	39,914
In-kind services	—	—	—	1,340,000
Stock-based compensation expense	5,422,745	4,266,130	2,888,685	34,717,858
Provision for bad debts	57,000	35,670	—	92,670
Amortization of deferred grant revenue	—	—	—	(1,000,000)
Amortization and write-off of deferred rent	—	—	—	2,000,000
In-process research and development	—	—	—	7,042,640
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,316,788)	588,658	1,472,512	(4,025,758)
Government assistance receivable	578,525	—	—	578,525
Inventory	655,753	(866,195)	(1,165,375)	(4,548,384)
Prepaid expenses and other current assets	1,223,756	(1,186,691)	(330,693)	(3,560,812)
Accounts payable and accrued expenses	252,611	(1,399,159)	1,709,644	3,670,321
Government assistance payable	265,686	—	—	265,686
Deferred revenue	647,218	(455,728)	(2,527,179)	4,339,538

Net cash used in operating activities	(49,310,762)	(46,107,112)	(39,869,072)	(397,663,234)

Cash Flows From Investing Activities:
Cash paid for acquisitions, net	(47,732,866)	(1,000,000)	—	(19,267,125)
Purchase of property, plant and equipment	(2,944,405)	(1,274,794)	(999,582)	(36,923,580)
Proceeds from disposal of property, plant and equipment	13,963	—	5,000	329,629
Purchase of intangible asset	—	—	—	(9,624,500)
Investment in affiliate	—	—	—	(1,500,000)
Proceeds from maturities and sales of available-for-sale securities	556,640,568	852,968,512	177,351,026	2,329,425,278
Purchases of available-for-sale securities	(472,899,139)	(1,014,319,441)	(204,938,727)	(2,482,977,532)

Net cash provided by (used in) investing activities	33,078,121	(163,625,723)	(28,582,283)	(220,537,830)

Cash Flows From Financing Activities:
Proceeds from issuance of common and preferred stock	—	217,311,820	70,875,000	428,529,602
Proceeds from initial public offering, net	—	—	—	201,911,705
Stock issuance costs	—	(2,869,691)	(294,264)	(5,548,027)
Proceeds from stock option exercises and employee stock purchase plan	480,654	396,019	890,835	11,242,350
Cash released from escrow	—	3,965,274	365,000	—
Repayment of loans due to General Hydrogen Shareholders	(400,000)	—	—	(400,000)
Principal payments on long-term debt and capital lease obligations	—	(4,048,447)	(484,257)	(6,786,687)

Net cash provided by financing activities	80,654	214,754,975	71,352,314	628,948,943

Effect of exchange rate changes on cash	1,329,059	—	—	1,329,059
(Decrease) increase in cash and cash equivalents	(14,822,928)	5,022,140	2,900,959	12,076,938
Cash and cash equivalents, beginning of period	26,899,866	21,877,726	18,976,767	—

Cash and cash equivalents, end of period	$12,076,938	$26,899,866	$21,877,726	$12,076,938

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the years ended December 31, 2007, 2006 and 2005

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity	Total Comprehensive Loss
	Shares	Amount	Shares	Amount
December 31, 2004	—	$—	73,350,878	$733,509	$457,200,204	$(482,391)	$(355,338,496)	$102,112,826
Net loss	—	—	—	—	—	—	(51,743,462)	(51,743,462)	$(51,743,462)
Unrealized gain on available-for-sale securities	—	—	—	—	—	225,271	—	225,271	225,271

Total comprehensive loss									$(51,518,191)

Public offering, net	—	—	12,000,000	120,000	70,460,736	—	—	70,580,736
Stock based compensation	—	—	323,586	3,236	2,204,990	—	—	2,208,226
Stock option exercises	—	—	82,082	821	515,865	—	—	516,686
Amortization of restricted stock	—	—	—	—	680,459	—	—	680,459
Stock issued under employee stock purchase plan	—	—	78,702	787	373,362	—	—	374,149

December 31, 2005	—	$—	85,835,248	$858,353	$531,435,616	$(257,120)	$(407,081,958)	$124,954,891

Net loss	—	—	—	—	—	—	(50,309,587)	(50,309,587)	$(50,309,587)
Unrealized gain on available-for-sale securities	—	—	—	—	—	186,640	—	186,640	186,640

Total comprehensive loss									$(50,122,947)

Private placement, net	395,000	3,950	11,240	112	214,438,067	—	—	214,442,129
Stock based compensation	—	—	839,800	8,401	4,849,699	—	—	4,858,100
Stock option exercises	—	—	7,958	80	31,271	—	—	31,351
Stock issued under employee stock purchase plan	—	—	100,669	1,006	363,662	—	—	364,668

December 31, 2006	395,000	$3,950	86,794,915	$867,952	$751,118,315	$(70,480)	$(457,391,545)	$294,528,192

Net loss	—	—	—	—	—	—	(60,570,816)	(60,570,816)	$(60,570,816)
Foreign currency translation gain	—	—	—	—	—	7,739,141	—	7,739,141	7,739,141
Unrealized gain on available-for-sale securities	—	—	—	—	—	141,897	—	141,897	141,897

Total comprehensive loss									$(52,689,778)

Stock based compensation	—	—	871,255	8,710	5,290,590	—	—	5,299,300
Stock option exercises	—	—	151,237	1,512	149,725	—	—	151,237
Stock issued under employee stock purchase plan	—	—	65,515	655	205,153	—	—	205,808
Warrants issued for acquisition	—	—	—	—	1,405,715	—	—	1,405,715

December 31, 2007	395,000	$3,950	87,882,922	$878,829	$758,169,498	$7,810,558	$(517,962,361)	$248,900,474

The accompanying notes are an integral part of the consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Description of Business

Plug Power Inc., together with its subsidiaries, is a development stage enterprise involved in the design, development and manufacture of fuel cell systems for stationary and motive markets worldwide. The Company is a development stage enterprise because substantially all of the Company’s resources and efforts are aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability and the establishment of a market for the Company’s products. The Company continues to experience significant net outflows of cash from operations and devotes significant efforts towards financial planning in order to forecast future cash spending and the ability to continue product research and development activities. Fuel cell technology within the Company’s targeted markets, telecommunications, broadband, utility, and industrial un-interruptible power supply, as well as the mobile industrial equipment market recently entered into as a result of recent acquisitions, is still early in the technology adoption life cycle.

The Company is organized in the State of Delaware and was originally formed as a joint venture between Edison Development Corporation and Mechanical Technology Incorporated on June 27, 1997. In 2007, the Company merged with and acquired all the assets, liabilities and equity of Cellex Power Products Inc. (Cellex) and General Hydrogen Corporation (General Hydrogen). With the integration of Cellex and General Hydrogen complete, Plug Power now offers GenDrive™, a line of fuel cell power units for the material handling industry, along with our GenCore® product, a line of fuel cell power units used as backup power for multiple industries.

The Company is focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, from which multiple products are under development. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as natural gas, propane, methanol, ethanol or gasoline and can also be obtained from the electrolysis of water or purchased directly from industrial gas providers.

The Company sells its products to commercial and governmental entities worldwide through its direct sales force and value-added resellers.

Although the Company has a significant amount of available-for-sale securities, as described further below, as of December 31, 2007, neither the Company nor any of its subsidiaries was an “investment company” pursuant to the Investment Company Act of 1940, as amended.

Liquidity

The Company anticipates incurring substantial additional losses over at least the next several years and believes that its current cash, cash equivalents and available-for-sale securities balances will provide sufficient liquidity to fund operations for at least the next twelve months. The Company’s cash requirements depend on numerous factors, including completion of our product development activities, our ability to commercialize our on-site energy products, market acceptance of our systems and other factors. The Company expects to devote substantial capital resources to continue its development programs directed at commercializing our energy products for worldwide use, hiring and training production staff, develop and expand manufacturing capacity and continue expanding our production and research and development activities. The Company expects to pursue the expansion of its operations through internal growth and strategic acquisitions and expects that such activities will be funded from existing cash, cash equivalents, available-for-sale securities, and the issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance future cash requirements or consummate future acquisitions could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods. Further, the Company has a

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substantial investment in auction rate debt securities. As a result of recent disruption in the financial and capital markets, the liquidity associated with the auction rate debt securities has been adversely impacted, which could negatively affect the Company’s liquidity and operations in future periods. At December 31, 2007, the Company had cash, cash equivalents and available-for-sale securities in the amount of $165.7 million and working capital of $163.9 million.

On April 3, 2007, we purchased all of the outstanding capital stock of Cellex, a development stage enterprise, from its equity holders for an aggregate cash purchase price of $46.1 million, including acquisition costs.

On May 4, 2007, the Company completed the acquisition of all of the outstanding shares of General Hydrogen, a development stage enterprise, for an aggregate purchase price of $12.4 million, including acquisition costs. The purchase price includes the settlement of $3 million in senior secured loans previously made by Plug Power to General Hydrogen, as well as 571,429 warrants granted to shareholders of General Hydrogen that were valued at $1.4 million. The warrant price was based on a Monte Carlo simulation which was performed, and the mean value was selected. The warrants become exercisable when Plug Power’s Common Stock trades at a volume weighted average price of $7.00 or more for 10 consecutive trading days. The warrants carry an exercise price of $.01 per share and expire four years from the date of issuance.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Plug Power Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. It is the Company’s policy to reclassify prior year consolidated financial statements to conform to current year presentation.

Cash Equivalents

Cash equivalents consist of money market accounts and overnight repurchase agreements with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-Sale Securities

Management determines the appropriate classification of its investments in available-for-sale securities at the time of purchase and reevaluates such determinations at each balance sheet date. Available-for-sale securities include corporate debt securities, auction rate debt securities, and government agency securities, which are carried at fair value. These investments are considered available-for-sale, and the difference between the amortized cost and the fair value of these securities is reflected in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. The Company has had no investments that qualify as trading or held to maturity. The cost of securities sold is based on the specific identification method. Security transactions are recognized on a trade date basis. Premiums and discounts on securities are amortized and accredited over the term of the security using the interest method. When a decline in fair value of a security is considered other-than-temporary, the cost basis of the individual security is written down to fair value as the new cost basis and the loss is charged to net security gains (losses) in the consolidated statement of operations.

Accounts Receivable

Accounts receivable related to product and service arrangements are recorded when products are shipped to customers. Accounts receivable related to contract research and development arrangements are recorded when work is completed under government contracts. Accounts receivable are stated at the amount billed to customers. Interest and late charges billed to customers are not material, and because collection is uncertain, are not recognized until collected. Accounts receivable are ordinarily due between 30 and 60 days after the issuance of the invoice. Accounts are considered delinquent when more than 90 days past due. Delinquent receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. The allowance and related receivable are reduced when the amount is deemed uncollectible.

Inventory

Inventory is stated at the lower of average cost or market value and consists primarily of raw materials. In the case of our limited consignment arrangements, we do not relieve inventory until the customer has accepted the product, at which time the risks and rewards of ownership have transferred. At December 31, 2007 and 2006, inventory on consignment was valued at approximately $60,000 and $573,000, respectively.

Goodwill and Other Intangible Assets

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment when certain triggering events occur in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

Goodwill represents the excess of costs over fair value of Cellex and General Hydrogen net assets acquired during 2007 and H Power net assets acquired during 2003. The intangible assets related to H Power became fully amortized during 2005.

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

The Company’s initial sales of GenSys® , GenCore® 5T and GenDrive™ products contain multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms, with respect to both direct sales and sales through distributors, generally stipulate that title and risk of ownership pass and require payment upon shipment of the fuel cell system, or acceptance in the case of certain consignment sales, and also stipulate that payment is not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within the Company’s contractual arrangements are not accounted for separately based on the Company’s limited commercial experience and lack of evidence of fair value of the different components. As a result, the Company defers recognition of product and service revenue at the time of shipment and recognizes revenue on a straight-line basis over the stated contractual term, as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. In the case of the Company’s limited consignment sales, the Company does not begin recognizing revenue on a deferred basis until the customer has accepted the product, at which time the risks and rewards of ownership have transferred, the price is fixed and the Company has a reasonable expectation of collection upon billing. The costs associated with the product, service and other obligations are generally expensed as they are incurred. At December 31, 2007 and 2006, the Company had deferred product and service revenue in the amount of $3.3 million and $2.2 million, respectively.

As the Company gains commercial experience, including field experience relative to service and warranty obligations based on the sales of initial products, the fair values for the multiple elements within future contracts may become determinable and the Company may, in future periods, recognize revenue upon shipment of the product or may continue to defer recognition, based on application of appropriate guidance within Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.

Research and Development Contract Revenue

Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages between 20% and 67%. Revenue from time and material contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs and allocable expenses incurred during the period. Revenue from fixed fee contracts is recognized on the basis of percentage of completion. Our percentage-of-completion contracts are best efforts contracts with essentially no set deliverables. We measure progress on our percentage-of-completion contracts based on costs incurred. All allowable work performed through the end of each calendar quarter is billed, subject to limitations in the respective contracts. There were no unbilled amounts due at December 31, 2007 and 2006. At December 31, 2007 and 2006, the Company had deferred research and development contract revenue, representing billings in advance of performance of the allowable work, in the amount of $0 and $461,000, respectively.

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

Buildings	20 years
Building improvements	5–20 years
Software, machinery and equipment	1–15 years

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment in Affiliate

The Company’s investment in GE Fuel Cell Systems LLC was accounted for under the equity method. The Company recognized a loss when there was an other than temporary decline in value in the investment in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock.” The investment in this affiliate was fully written off in 2005.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Ling-Lived Assets.” Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. We did not report a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized.

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company adopted this Interpretation on January 1, 2007. The adoption of this Interpretation had no material impact on the Company’s consolidated financial statements.

Foreign Currency Translation

Foreign currency translation adjustments arise from conversion of the Company’s foreign subsidiary’s financial statements to US dollars for reporting purposes, and are included in accumulated other comprehensive

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income (loss) in stockholders’ equity on the accompanying consolidated balance sheets. Realized foreign currency transaction gains and losses are included in interest and other expense in the accompanying consolidated statement of operations.

Research and Development

Costs incurred in research and development by the Company are expensed as incurred.

Stock-Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 13, Employee Benefit Plans.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 Revised (FAS 123R), “Share-Based Payment”, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. The accounting provisions of FAS 123R have been adopted by the Company as of January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist filers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on FAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. The Company has applied the principles of SAB 107 in conjunction with its adoption of FAS 123R.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted the provisions of FAS 123R, using the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under the original FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations as permitted under FAS 123. Under the intrinsic value method, stock-based compensation was only recognized by the Company due to modifications in option provisions, since the exercise price of the Company’s stock options granted to employees and directors usually equaled the trading value of the underlying stock at the date of grant.

Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the option’s requisite service period.

The Company estimates the fair value of stock-based awards using a Black-Scholes valuation model. Stock-based compensation expense is recorded in “Research and development expense” and “Selling, general and

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative expense” in the consolidated statements of operations based on the employees’ respective function.

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, unless the Company cannot recognize the deduction (i.e. the Company is in a net operating loss (NOL) position), based on the amount of compensation cost recognized and the Company’s statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in additional paid-in capital if the tax deduction exceeds the deferred tax asset or in the consolidated statements of operations if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards. No tax benefit or expense for stock-based compensation has been recorded during the years ended December 31, 2007, 2006 and 2005 since the Company remains in a NOL position.

The Company continues to record the fair market value of stock options granted to non-employees and non-directors in exchange for services in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, in the consolidated statements of operations.

Per Share Amounts

The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, “Earnings Per Share”, which establishes standards for computing and presenting loss per share. Basic earnings per common share are computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period, adjusted for unvested restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as convertible preferred stock, stock options, unvested restricted stock, and warrants) were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any, computed by dividing net earnings by the combination of dilutive common share equivalents, comprised of shares issuable under outstanding warrants and the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Since the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same.

The following table provides the components of the calculations of basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net loss	$(60,570,816)	$(50,309,587)	$(51,743,462)

Denominator:
Weighted average number of common shares outstanding	87,341,717	86,100,326	78,463,236

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These dilutive potential common shares are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
Stock options outstanding	6,578,313	6,511,563	5,504,729
Unvested restricted stock	784,697	430,623	—
Preferred stock(1)	39,500,000	39,500,000	—
Warrants	571,429	—	725,000

Number of dilutive potential common shares	47,434,439	46,442,186	6,229,729

(1)	The preferred stock amount represents the dilutive potential common shares of the 395,000 shares of Class B capital stock issued on June 29, 2006.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which will be effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company plans to adopt SFAS No. 157 on January 1, 2008 and does not expect the adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115” (SFAS No. 159). This new standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. This standard is effective for fiscal years beginning after November 15, 2007. The Company plans to adopt SFAS No. 159 on January 1, 2008 and does not expect the adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 160,” Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160). This new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS No. 160 on January 1, 2009 and is currently evaluating the effect, if any, SFAS No. 160 will have on its consolidated financial position, consolidated results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” (SFAS No. 141R). This new standard applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This standard replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company plans to adopt SFAS No. 141R on January 1, 2009 and is currently evaluating the effect, if any, SFAS No. 141R will have on its consolidated financial position, consolidated results of operations, or liquidity.

In December 2007, the FASB’s Emerging Issues Task Force (EITF) issued EITF 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (EITF 07-01). This new standard prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all collaborations existing after January 1, 2008. The Company plans to adopt EITF 07-01 on January 1, 2008 and does not expect the adoption to have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

3. Acquisitions

On April 3, 2007, the Company completed the acquisition of all of the outstanding shares of Cellex, a development stage enterprise, for an aggregate cash purchase price, including acquisition costs, of $46.1 million. The results of Cellex’s operations have been included in the consolidated financial statements since that date. Cellex, based in Richmond, British Columbia, develops and commercializes fuel cell solutions that replace the industrial lead acid battery system used today in powering electric lift truck fleets in large-scale distribution centers.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$9,856,529
Property, plant and equipment	1,220,580
Identifiable intangible assets	10,000,000
Goodwill	27,585,632

Total assets acquired	48,662,741
Current liabilities	831,817
Long term liabilities	1,693,348

Total liabilities assumed	2,525,165

Net assets acquired	$46,137,576

The entire $10 million balance of intangible assets has been assigned to acquired technology, which is being amortized over 8 years.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 4, 2007, the Company completed the acquisition of all of the outstanding shares of General Hydrogen, a development stage enterprise, for an aggregate purchase price of $12.4 million, including acquisition costs. The purchase price includes the settlement of $3 million in senior secured loans previously made by the Company to General Hydrogen, as well as 571,429 warrants granted to shareholders of General Hydrogen that were valued at $1.4 million. The warrants become exercisable when Plug Power’s Common Stock trades at a volume weighted average price of $7.00 or more for 10 consecutive trading days. The warrants carry an exercise price of $.01 per share and expire four years from the date of issuance. The results of General Hydrogen’s operations have been included in the consolidated financial statements since May 4, 2007. General Hydrogen is located in Richmond, British Columbia, Canada within close proximity to Cellex.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$1,591,492
Property, plant and equipment	2,351,941
Identifiable intangible assets	6,900,000

Goodwill	8,579,469

Total assets acquired	19,422,902
Current liabilities	4,366,229
Long term liabilities	2,681,356

Total liabilities assumed	7,047,585

Net assets acquired	$12,375,317

Of the $6.9 million of intangible assets, $5.9 million has been assigned to acquired technology and $1.0 million has been assigned to customer relationships, both of which are being amortized over 8 years.

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2007 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Total
Acquired Technology	8 years	$15,900,000	$(1,530,770)	$1,693,430	$16,062,660
Customer Relationships	8 years	1,000,000	(83,333)	—	916,667

		$16,900,000	$(1,614,103)	$1,693,430	$16,979,327

Amortization expense for acquired identifiable intangible assets for the year ended December 31, 2007, was $1.6 million. Estimated amortization expense for subsequent years is as follows:

2008	$2,332,062
2009	2,332,062
2010	2,332,062
2011	2,332,062
2012	2,332,062
Thereafter	5,319,017

Total	$16,979,327

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma financial information for the years ended December 31, 2007 and 2006 presents the consolidated operations of the Company as if the Cellex and General Hydrogen acquisitions had been made on January 1, 2006. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Year ended December 31, 2007	Year ended December 31, 2006
Unaudited proforma revenue	$16,824,944	$10,226,408
Unaudited proforma net loss	(64,774,052)	(65,319,494)
Unaudited proforma basic and diluted loss per share	$(0.74)	$(0.76)

4. Available-for-Sale Securities

The amortized cost and estimated fair value of the Company’s available-for-sale securities as of December 31, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate Debt Securities	$51,777,800	$125,490	$(56,580)	$51,846,710
Auction Rate Debt Securities	92,775,000	12,120	—	92,787,120
Government Agency Securities	8,999,453	2,437	(12,050)	8,989,840

	$153,552,253	$140,047	$(68,630)	$153,623,670

The amortized cost and estimated fair value of the Company’s available-for-sale securities as of December 31, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate Debt Securities	$110,413,628	$66,072	$(45,221)	$110,434,479
Auction Rate Debt Securities	49,900,000	—	—	49,900,000
Government Agency Securities	81,980,054	12,234	(103,565)	81,888,723

	$242,293,682	$78,306	$(148,786)	$242,223,202

The auction rate debt securities are collateralized by student loan debt securities issued by various states, in the United States, or state agencies. These auction rate debt securities are structured to be tendered at par, at the option of the investor, at auctions occurring every 27-30 days. The auctions that occurred in January of 2008 were successful. However, the recent disruption in the financial and capital markets has resulted in reduced liquidity of these auction rate debt securities and increased the liquidity risk associated with these securities as the auctions that have occurred beginning in February 2008 have not been successful. Each of the auction rate debt securities includes contractual provisions to deal with these events. The Company will continue to receive interest income on these debt securities; however, the interest rates will be at the maximum rate defined for each security. The default interest rates will be received until there is a successful auction or the Company sells these securities in the open market. Scheduled auctions will continue to take place at future pre-established dates. The Company, however, is required to hold these auction rate debt securities until there is a successful auction, until the debt securities mature, which would be an extended period of time (between 15 and 40 years), or until the Company decides to sell these securities on the open market.

Given the negative impact of the liquidity situation in the financial markets, as well as the failed auctions that have occurred, the fair value of these auction rate debt securities may become lower than their carrying

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value, and that difference may be significant. A continuation of the recent disruption in the financial and capital markets will continue to result in reduced liquidity to the Company and may result in impairment write-downs on the auction rate debt securities and/or realized losses on the disposition of these securities.

Government agency securities represent debt obligations of certain U.S. Government agencies such as FNMA and FHLB. The Company has no mortgage backed securities at December 31, 2007.

The following are estimated fair values and unrealized losses of the Company’s available-for-sale securities that were in an unrealized loss position as of December 31, 2007:

	Less than 12 months		More than 12 months
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate Debt Securities	$9,822,341	$(40,236)	$5,088,140	$(16,344)
Auction Rate Debt Securities	—	—	—	—
Government Agency Securities	4,987,950	(12,050)	—	—

	$14,810,291	$(52,286)	$5,088,140	$(16,344)

The following are estimated fair values and unrealized losses of the Company’s available-for-sale securities that were in an unrealized loss position as of December 31, 2006:

	Less than 12 months		More than 12 months
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate Debt Securities	$24,802,577	$(20,394)	$8,934,835	$(24,827)
Auction Rate Debt Securities	—	—	—	—
Government Agency Securities	4,882,653	(23,854)	55,896,040	(79,711)

	$29,685,230	$(44,248)	$64,830,875	$(104,538)

The above tables represent 7 and 23 securities where the current estimated fair value was less than the related amortized cost at December 31, 2007 and 2006, respectively. These unrealized losses do not reflect any deterioration of the credit worthiness of the issuers of the securities. All securities are of investment grade. The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities and changes in market spreads as a result of shifts in supply and demand. The Company has the ability and intent to hold these securities until market recovery or until maturity, at which time full recovery of the investment is expected.

The following represents contractual maturities of available-for-sale securities at December 31, 2007. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay their obligations:

Due in	Amortized Cost	Estimated Fair Value
2008	$121,435,408	$121,431,510
2009-2012	32,116,845	32,192,160
2013 and thereafter	—	—

	$153,552,253	$153,623,670

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Auction rate debt securities are included in the contractual maturity table above based upon their scheduled first auction date in 2008 and are, therefore, shown as maturing in 2008. As discussed above, the auctions for the Company’s auction rate debt securities were not successful in February 2008, therefore, it is uncertain when these securities will be liquidated in a successful auction or whether they will be liquidated based upon the eventual payout of the underlying debt securities, which could be an extended period of time.

The Company recognized gross gains, gross losses and proceeds on available-for-sale securities for each of the years ended December 31 as follows:

	2007	2006	2005
Proceeds on sales	$24,859,823	$29,284,989	$802,878
Proceeds on maturities	531,780,745	823,683,523	176,548,148
Gross realized gains	162,890	80,318	313
Gross realized losses	45,227	12,396	74,536

5. Investment in Affiliate

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

The Company accounted for its interest in GEFCS on the equity method of accounting and adjusted its investment by its proportionate share of income or losses under the caption “Equity in losses of affiliates” in the accompanying consolidated statements of operations. Additionally, during the fourth quarter of fiscal 2005 the Company recorded an other than temporary impairment of its investment in GEFCS in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”. The charge was recorded to fully

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

write-off our investment primarily as a result of a shift in the Company’s business strategy away from residential fuel cells, for which GEFCS was well suited as a distribution partner, to back-up power generation, for which GEFCS is not a natural partner. Accordingly, an other than temporary impairment in the amount of $4.0 million was recorded and is included in the caption “Equity in losses of affiliates” in the consolidated statement of operations for the year ended December 31, 2005. For the years ended December 31, 2007, 2006 and 2005, equity in losses of affiliates related to GEFCS, including the other than temporary impairment in 2005, was $0, $0 and $5.8 million, respectively.

On March 24, 2006, the Company, GE MicroGen, Inc., and GE restructured their service and equity relationships by terminating the joint venture and the associated distributor and other agreements, and entering into a new development collaboration agreement. Under the new agreement, the Company and GE (through its Global Research unit) have agreed to collaborate on programs including but not limited to development of tools, materials and components that can be applied to various types of fuel cell products. The specific programs to be undertaken under the agreement, and the detailed terms and conditions thereof, remain subject to agreement by both parties. It is anticipated that such programs could also include continued collaboration on sales and marketing opportunities for the Company’s products between the Company and GE. Under the terms of the new development collaboration agreement, the Company is obligated to purchase $1 million of services from GE in connection with this collaboration prior to December 31, 2008. The development collaboration agreement is scheduled to terminate on the earlier of (i) December 31, 2014 or (ii) upon completion of a certain level of program activity. As of December 31, 2007 the obligation remaining under the contract was approximately $465,000.

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

6. Property, Plant and Equipment

Property, plant and equipment at December 31, 2007 and 2006 consist of the following:

	December 31, 2007	December 31, 2006
Land	$90,000	$90,000
Buildings	14,557,080	14,557,080
Building improvements	8,580,001	6,705,606
Software, machinery and equipment	29,147,823	24,326,713

	52,374,904	45,679,399
Less accumulated depreciation and amortization	(31,310,109)	(27,631,145)

Property, plant, and equipment, net	$21,064,795	$18,048,254

Depreciation expense was $3.7 million, $3.1 million and $3.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, and was included in research and development and selling, general and administrative expenses on the accompanying consolidated statements of operations.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Goodwill and Other Intangible Assets

The carrying amount of goodwill increased during the year ended December 31, 2007 by $41.0 million as a result of the acquisitions of Cellex and General Hydrogen and the impact of foreign currency translation and is summarized as follows:

Goodwill at December 31, 2006	$10,388,980
Acquisitions of Cellex and General Hydrogen	36,165,101
Impact of foreign currency translation	4,845,416

Goodwill at December 31, 2007	$51,399,497

Amortization expense for acquired intangible assets during the years ended December 31, 2007, 2006 and 2005 was $1.6 million, $0, and $687,500, respectively. Amortization related to the assets acquired as part of Cellex and General Hydrogen is described more fully in Note 3, Acquisitions.

8. Debt

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

9. Accrued Expenses

Accrued expenses at December 31, 2007 and 2006 consist of:

	2007	2006
Accrued payroll and compensation related costs	$1,729,424	$1,097,387
Other accrued liabilities	3,780,380	1,499,603

	$5,509,804	$2,596,990

10. Repayable Government Assistance

During the year ended December 31, 2000, the Company’s wholly-owned subsidiary, Plug Power Canada Inc., formerly known as Cellex Power Products, Inc., entered into an Industrial Research Assistance Program (“IRAP”) Repayable Contribution Agreement with the National Research Council of Canada (“NRC”) under which it received contributions totaling Cdn$500,000 for certain development activities. The agreement with the NRC provides for payment of royalties of up to 170% of the contributions received subject to certain conditions, payable quarterly, calculated at 3.5% of gross revenues. The Company’s repayment obligation to the NRC exists from July 1, 2002 to March 31, 2009. If by April 1, 2009, the total amount repaid to the NRC is less than the Cdn$500,000 contribution, then the Company will continue to make the payments to the NRC until either the full Cdn$500,000 is repaid or until July 1, 2012, whichever comes first. The maximum liability under this repayment obligation is Cdn$850,000. If at any point the Company’s repayments reach this amount the obligation shall cease.

Plug Power Canada Inc. also entered into two agreements with Technology Partnerships Canada (“TPC”) during the year ended December 31, 2005 for the development of early market fuel cell applications. Under the

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

former Cellex Power Products, Inc.’s TPC agreement, TPC will contribute the lesser of Cdn$9.5 million or 33% of eligible costs incurred during the period July 2004 to June 2009. Following the completion of the development project, TPC will be entitled to recover its investment through royalty payments of 2.06% of gross revenues during the period January 1, 2010 to December 31, 2017, or until a Cdn$42.2 million cap is reached, whichever occurs first. If, as of December 31, 2017, the cumulative royalty paid and owing has not reached Cdn$28.1 million, royalty payments will continue to be payable until Cdn$28.1 million is reached or until December 31, 2027, whichever occurs first. Under the former General Hydrogen (Canada) Corp.’s TPC agreement, TPC will contribute the lesser of Cdn$9.0 million or 32% of eligible costs incurred though June 2008. Following the completion of the development project, TPC will be entitled to recover its investment through royalty payments of 1.98% of revenues during the period January 1, 2009 to December 31, 2016. If, as of December 31, 2016, the cumulative royalty paid and owing has not reached Cdn$22.9 million, royalty payments will continue to be payable until Cdn$22.9 million is reached or until December 31, 2026, whichever occurs first.

The Company has recorded the estimate of amounts owed under these arrangements as a debt, which includes accrued interest that is determined based on imputed interest rates. Royalty payments are recorded as a reduction of the debt. Accordingly, liabilities, including imputed interest, in the amount of $4.4 million and $214,000 have been recorded as repayable government assistance and current portion of repayable government assistance (other current liabilities), respectively, in the condensed consolidated balance sheet as of December 31, 2007. The imputed interest is recorded as interest expense in the consolidated statement of operations.

11. Income Taxes

The components of income/(loss) before income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Income/(loss) before income taxes:
United States	$(55,831,000)	$(50,529,000)	$(51,925,000)
Foreign	(4,740,000)	219,000	182,000

	$(60,571,000)	$(50,310,000)	$(51,743,000)

There was no current income tax expense for the years ended December 31, 2007, 2006 and 2005. The Company was a Limited Liability Company (LLC) until its merger into Plug Power Inc. effective November 3, 1999. From inception through November 3, 1999, the Company was treated as a partnership for federal and state income tax purposes and accordingly the Company’s income taxes or credits resulting from earnings or losses were payable by, or accrued to its members. Therefore, no provision for income taxes has been made prior to November 3, 1999.

Since November 3, 1999, the Company is taxed as a corporation for Federal and State income tax purposes and the effect of deferred taxes recognized as a result of the change in tax status of the Company have been included in operations. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of U.S. income tax (benefit) expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years ended December 31,
	2007	2006	2005
Deferred tax benefit	$(3,563,416)	$(2,615,824)	$(2,045,729)
Net operating loss carryforward	(18,477,874)	(17,361,668)	(10,872,793)
Valuation allowance	22,041,290	19,977,492	12,918,522

Provision for income taxes	$—	$—	$—

There was no foreign income tax (benefit) or expense for the years ended December 31, 2006 or 2005. The significant components of foreign income tax (benefit) expense for the year ended December 31, 2007 are as follows:

Year ended December 31, 2007
Deferred tax expense	$55,170
Net operating loss carryforward, net	935,484
Valuation allowance	(990,654)

Provision for income taxes	$—

The Company’s effective income tax rate differed from the Federal statutory rate as follows:

	Years ended December 31,
	2007	2006	2005
U.S. Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Deferred state taxes, net of federal benefit	(2.8)	(3.0)	(2.9)
Other, net	—	.8	(0.5)
Change in foreign tax rate	2.6	—	—
Expiring net operating loss carryforward	2.4	.3	.5
Adjustment to opening deferred tax balance	(0.4)	.7	16.5
Tax credits	(1.6)	(3.0)	(3.6)
Change in valuation allowance	34.8	39.2	25.0

	0.0%	0.0%	0.0%

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax expense purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	U.S. Years ended December 31,		Foreign Years ended December 31,
	2007	2006	2007	2006
Deferred tax assets:
Intangible assets	$(1,955,220)	$557,260	$(2,655,111)	$—
Non-employee stock-based compensation	320,956	365,484	—	—
Deferred revenue	1,250,299	1,275,131	—	—
Other reserves and accruals	205,319	355,143	139,491	—
Capital loss carryforwards	6,768,435	6,768,435	—	—
Tax credit carryforwards	9,436,309	13,976,769	1,500,710	—
Property, plant and equipment	874,982	529,330	279,784	—
Amortization of stock-based compensation	3,873,037	1,739,941	—	—
Research and development expenditures	—	—	5,891,782	—
Repayable government assistance	—	—	1,198,190	—
Net operating loss	179,419,127	186,158,367	4,655,275	—

Total deferred tax assets	200,193,244	211,725,860	11,010,121	—
Less valuation allowances	(200,193,244)	(211,725,860)	(11,010,121)	—

Net deferred tax assets and liabilities	$—	$—	$—	$—

The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2007 and 2006 of approximately $211.2 million and $211.7 million, respectively. The decrease of the valuation allowance of approximately $.5 million during 2007 relates primarily to an $17.5 million increase from current year net operating losses and $17.8 million from the acquisition of deferred tax assets and operating net losses. These amounts are offset in part from the adoption of FIN 48 resulting in a write-down of $15.2 million from deferred tax assets and $20.8 million from net operating losses.

The deferred tax assets have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets may not be realized. Included in the valuation allowance as of December 31, 2007 are $14.3 million of deferred tax assets resulting from the exercise of employee stock options, which upon subsequent realization of the tax benefits, will be allocated directly to paid-in capital. Included in the valuation allowance as of December 31, 2007 are $13.6 million of acquired deferred tax assets which upon subsequent realization of the tax benefits, will be allocated directly to acquired goodwill and intangible assets.

At December 31, 2007, the Company has unused Federal and State net operating loss carryforwards of approximately $579 million, of which $80 million was generated from the operations of H Power during the period May 31, 1989, through the date of the H Power acquisition, $1.8 million was generated by Cellex through the date of the Cellex acquisition, $37.7 million was generated by General Hydrogen through the date of the General Hydrogen acquisition, and $459.5 million was generated by the Company during the period November 3, 1999 through December 31, 2007. The net operating loss carryforwards if unused will expire at various dates from 2008 through 2027. In 2007, net operating loss carryforwards of $880,000 acquired as part of the H Power transaction expired.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under Section 382 of the Internal Revenue Code, the use of loss carryforwards may be limited if a change in ownership of a company occurs. The Company has determined that due to transactions involving the Company’s shares owned by significant shareholders a change of ownership has occurred under the provisions of IRC Section 382. As the result of ownership changes approximately $482 million of the $579 million of net operating losses are subject to IRC Section 382 limitations and as the result of IRC Section 382 limitations, approximately $54.7 million of the net operating losses acquired from H Power will expire prior to utilization, and approximately $27 million of the net operating losses acquired from General Hydrogen will expire prior to utilization. Additionally, approximately $25 million of H Power’s remaining net operating loss represent a FIN 48 unrecognized tax benefit. As the result of the IRC Section 382 limitations and the unrecognized tax benefits these net operating losses are not reflected in the Company’s deferred tax asset as of December 31, 2007.

At December 31, 2007, the Company has Federal capital loss carryforwards of approximately $18 million available to offset future capital gains that will expire at various dates from 2008 through 2011. At December 31, 2007, the Company has US Federal Research and Experimentation credit carryforwards of approximately $15.2 million available to offset future income tax that will expire at various dates from 2019 through 2027. Approximately $5.7 million of the Company’s Research and Experimentation carryforwards represent an unrecognized tax benefit and are therefore, not reflected in the Company’s deferred tax asset as of December 31, 2007.

At December 31, 2007, the Company has unused foreign net operating loss carryforwards of approximately $17.6 million. The net operating loss carryforwards if unused will expire at various dates from 2008 through 2027. In 2007, net operating loss carryforwards of approximately $4.2 million acquired as part of the Cellex transaction expired. At December 31, 2007, the Company has Scientific Research and Experimental Development expenditures of $22 million available to offset future taxable income. These expenditures have no expiry date. At December 31, 2007, the Company has Canadian investment tax credit (“ITC”) carryforwards of $2.3 million available to offset future income tax. These credit carryforwards if unused will expire at various dates from 2008 through 2025. Approximately $315,000 of the net operating loss carryforwards and $835,000 of the Canadian ITC credit carryforwards represent unrecognized tax benefits and are therefore, not reflected in the Company’s deferred tax asset as of December 31, 2007.

The Company intends to reinvest indefinitely any of its unrepatriated foreign earnings. The Company has not provided for US income taxes on these undistributed earnings of its foreign subsidiaries because management considers such earnings to be reinvested indefinitely outside of the U.S. If the earnings were distributed, the Company may be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits.

The Company adopted the provisions of FIN 48 on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$15,200,161
Additions for tax positions of prior years	866,762
Reductions based on tax positions related to the current year	(23,485)
Reductions for tax positions of prior years	—
Settlements	—
Currency translation	76,352

Balance at December 31, 2007	$16,119,790

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the implementation of FIN 48, the Company recognized $0 increase in the liability for unrecognized tax benefits. During the year ended December 31, 2007, the Company did not recognize any additional tax liabilities related to uncertain tax positions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. This accounting policy did not change as a result of the adoption of FIN 48. During the year ended December 31, 2007, the Company recognized $0 in interest and penalties. The Company had $0 interest and penalties accrued at December 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. Open tax years in the U.S. range from 2004 to 2007. Open tax years in the foreign jurisdictions range from 2001 to 2007. However, upon examination in subsequent years, if net operating losses carryforwards and tax credit carryforwards are utilized, the U.S. and foreign jurisdictions can reduce net operating loss carryforwards and tax credit carryforwards utilized in the year being examined if they do not agree with the carryforward amount. As of December 31, 2007, the Company was not under audit in the U.S. or non-U.S. taxing jurisdictions. No significant changes to the amount of unrecognized tax benefits are anticipated within the next twelve months.

12. Stockholders’ Equity

From inception through December 31, 2007, our stockholders in the aggregate have contributed $636.1 million in cash, net of issuance costs, to the Company, including a net $214.4 million as a result of our June 29, 2006 transaction with Smart Hydrogen Inc. (the “Buyer”). The Company sold 395,000 shares of Class B Capital Stock, a class of preferred stock of the Company, which are convertible into 39,500,000 shares of common stock of the Company, and 11,240 shares of common stock of the Company to the Buyer. The purchase price of the shares sold to the Buyer, on an as-converted into common stock basis, was $5.50 per common share.

Preferred Stock

The Company has authorized 5.0 million shares of preferred stock, par value $.01 per share. The Company’s certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2007, there were 395,000 shares of preferred stock issued and outstanding.

Common Stock

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of December 31, 2007 there were 87,882,922 shares of common stock issued and outstanding.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents changes in stockholders’ equity since inception.

	No. of Preferred Shares	No. of Common Shares	Cash Contribution	Noncash Contribution		Total Capital Contribution	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
1997
Net Loss	—	—	$—	$—		$—	$—	$(5,903,340)	$(5,903,340)
DTE Energy Company	—	4,750,000	4,750,000	—		4,750,000	—	—	4,750,000
Mechanical Technology Incorporated	—	4,750,000	—	4,750,000	(a)	4,750,000	—	—	4,750,000

	—	9,500,000	4,750,000	4,750,000		9,500,000	—	(5,903,340)	3,596,660

1998
Net Loss	—	—	—	—		—	—	(9,615,963)	(9,615,963)
DTE Energy Company	—	4,950,000	7,750,000	—		7,750,000	—	—	7,750,000
Mechanical Technology Incorporated	—	2,700,000	3,000,000	550,000	(a)	3,550,000	—	—	3,550,000
Stock based compensation and other noncash transactions	—	—	—	212,000	(c)	212,000	—	—	212,000

	—	7,650,000	10,750,000	762,000		11,512,000	—	(9,615,963)	1,896,037

1999
Net Loss	—	—	—	—		—	—	(33,469,312)	(33,469,312)
Edison Development Corporation	—	4,004,315	28,697,782	—		28,697,782	—	—	28,697,782
Mechanical Technology Incorporated	—	6,254,315	24,000,000	8,897,782	(a)	32,897,782	—	—	32,897,782
General Electric Company	—	5,250,000	37,500,000	11,250,000	(b)	48,750,000	—	—	48,750,000
Other private investors	—	3,549,850	25,045,000	—		25,045,000	—	—	25,045,000
Initial public offering-net	—	6,782,900	92,971,878	—		92,971,878	—	—	92,971,878
Stock option exercises	—	24,128	41,907	—		41,907	—	—	41,907
Stock based compensation and other noncash transactions	—	—	—	978,800	(c)	978,800	—	—	978,800

	—	25,865,508	208,256,567	21,126,582		229,383,149	—	(33,469,312)	195,913,837

2000
Net Loss	—	—	—	—		—	—	(86,241,899)	(86,241,899)
Stock option exercises	—	632,378	3,793,028	—		3,793,028	—	—	3,793,028
Stock issued under employee stock purchase plan	—	32,717	408,452	—		408,452	—	—	408,452
Stock issued for development agreement	—	104,869	—	5,000,000	(d)	5,000,000	—	—	5,000,000
Stock issued for equity in affiliate	—	7,000	—	827,750	(e)	827,750	—	—	827,750
Stock based compensation and other noncash transactions	—	3,041	—	8,936,779	(c)	8,936,779	—	—	8,936,779

	—	780,005	4,201,480	14,764,529		18,966,009	—	(86,241,899)	(67,275,890)

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	No. of Preferred Shares	No. of Common Shares	Cash Contribution	Noncash Contribution		Total Capital Contribution	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
2001
Net Loss	—	—	—	—		—	—	(73,112,027)	(73,112,027)
Edison Development Corporation	—	416,666	4,800,000	—		4,800,000	—	—	4,800,000
General Electric Company	—	416,666	4,800,000	—		4,800,000	—	—	4,800,000
Public offering-net	—	4,575,000	51,588,551	—		51,588,551	—	—	51,588,551
Stock option exercises	—	760,531	2,051,954	—		2,051,954	—	—	2,051,954
Stock issued under employee stock purchase plan	—	73,132	730,592	—		730,592	—	—	730,592
Stock issued for development agreement	—	96,336	—	3,000,000	(d)	3,000,000	—	—	3,000,000
Stock option issued to affiliate	—	—	—	5,000,000	(f)	5,000,000	—	—	5,000,000
Stock based compensation and other noncash transactions	—	189,084	—	2,013,177	(c)	2,013,177	—	—	2,013,177

	—	6,527,415	63,971,097	10,013,177		73,984,274	—	(73,112,027)	872,247

2002
Net Loss	—	—	—	—		—	—	(47,218,326)	(47,218,326)
Stock option exercises	—	138,567	708,931	—		708,931	—	—	708,931
Stock issued under employee stock purchase plan	—	78,208	395,679	—		395,679	—	—	395,679
Stock issued for development agreement	—	243,383	—	2,000,000	(d)	2,000,000	—	—	2,000,000
Stock based compensation and other noncash transactions	—	213,987	—	1,807,593	(c)	1,807,593	—	—	1,807,593

	—	674,145	1,104,610	3,807,593		4,912,203	—	(47,218,326)	(42,306,123)

2003
Net Loss	—	—	—	—		—	—	(53,038,802)	(53,038,802)
Public offering, net	—	11,700,000	54,967,204	—		54,967,204	—	—	54,967,204
Stock option exercises	—	35,033	84,973	—		84,973	—	—	84,973
Stock issued under employee stock purchase plan	—	90,380	348,605	—		348,605	—	—	348,605
Stock issued in acquisition of H Power	—	9,063,080	—	46,260,576	(g)	46,260,576	—	—	46,260,576
Stock based compensation	—	965,143	—	2,966,797	(c)	2,966,797	—	—	2,966,797

	—	21,853,636	55,400,782	49,227,373		104,628,155	—	(53,038,802)	51,589,353

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	No. of Preferred Shares	No. of Common Shares	Cash Contribution		Noncash Contribution		Total Capital Contribution	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
2004
Net Loss	—	—	—		—		—	—	(46,738,827)	(46,738,827)
Stock option exercises	—	95,960	501,308		—		501,308	—	—	501,308
Stock issued under employee stock purchase plan	—	71,709	409,413		—		409,413	—	—	409,413
Stock based compensation	—	332,500	—		4,137,202	(c)	4,137,202	—	—	4,137,202
Change in unrealized loss on available-for-sale securities	—	—	—		—		—	(482,391)	—	(482,391)

	—	500,169	910,721		4,137,202		5,047,923	(482,391)	(46,738,827)	(42,173,295)

2005
Net Loss	—	—	—		—		—	—	(51,743,462)	(51,743,462)
Public offering, net	—	12,000,000	70,580,736		—		70,580,736	—	—	70,580,736
Stock option exercises	—	82,082	516,686		—		516,686	—	—	516,686
Stock issued under employee stock purchase plan	—	78,702	374,149		—		374,149	—	—	374,149
Stock based compensation	—	323,586	—		2,888,685	(c)	2,888,685	—	—	2,888,685
Unrealized gain on available for sale securities	—	—	—		—		—	225,271	—	225,271

	—	12,484,370	71,471,571		2,888,685		74,360,256	225,271	(51,743,462)	22,842,065

2006
Net Loss	—	—	—		—		—	—	(50,309,587)	(50,309,587)
Stock offering (Issued at 5.50 per share net of purchase cost)	395,000	11,240	214,442,129	(h)	—		214,442,129	—	—	214,442,129
Stock option exercises	—	7,958	31,351		—		31,351	—	—	31,351
Stock issued under employee stock purchase plan	—	100,669	364,668		—		364,668	—	—	364,668
Stock based compensation	—	839,800	—		4,858,100	(c)	4,858,100	—	—	4,858,100
Unrealized gain on available for sale securities	—	—	—		—		—	186,640	—	186,640

	395,000	959,667	214,838,148		4,858,100		219,696,248	186,640	(50,309,587)	169,573,301

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	No. of Preferred Shares	No. of Common Shares	Cash Contribution	Noncash Contribution		Total Capital Contribution	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
2007
Net Loss	—	—	—	—		—	—	(60,570,816)	(60,570,816)
Stock option exercises	—	151,237	151,237	—		151,237	—	—	151,237
Stock issued under employee stock purchase plan	—	65,515	205,808	—		205,808	—	—	205,808
Stock based compensation	—	871,255	—	5,299,300	(c)	5,299,300	—	—	5,299,300
Unrealized gain on available for sale securities	—	—	—	—		—	141,897	—	141,897
Foreign currency translation gain	—	—	—	—		—	7,739,141	—	7,739,141
Warrants issued for acquisition	—	—	—	1,405,715	(i)	1,405,715	—	—	1,405,715

	—	1,088,007	357,045	6,705,015		7,062,060	7,881,038	(60,570,816)	(45,627,718)

Total as of December 31, 2007	395,000	87,882,922	$636,012,021	$123,040,256		$759,052,277	$7,810,558	$(517,962,361)	$248,900,474

a.	Since inception, Mechanical Technology Incorporated has contributed in-process research and development of $4,042,640; certain net assets at inception of $707,360; $2,000,000 of deferred rent related to a below market lease for office and manufacturing facilities; $500,000 of in-kind services; land and buildings valued at approximately $4,697,782; and research contracts valued at approximately $2,250,000.
b.	In February 1999, the Company issued 2,250,000 shares of common stock to GE MicroGen, Inc. in exchange for a 25% interest in GE Fuel Cell Systems, LLC. The fair value of the shares issued of $11,250,000 was recorded under the balance sheet caption “Investment in affiliates”. See Note 5.
c.	These issuances primarily represent stock based compensation issued to employees, consultants and others for services performed. These amounts are recorded at the fair value of the issuance on the grant date.
d.	Represents the fair value of shares issued to Engelhard Corporation for the development and supply of advanced catalysts as part of a development agreement.
e.	Represents the fair value of shares issued for ownership interest in Advanced Energy Incorporated.
f.	Represents the fair value of an option to purchase 725,000 shares of the Company’s common stock issued to GE Power Systems Equities, Inc. as part of the amendment to the GE Fuel Cell Systems LLC distribution agreement. See Note 5.
g.	Represents the fair value of shares issued related to the acquisition of H Power.
h.	On June 29, 2006, Smart Hydrogen, Inc. purchased 395,000 shares of Class B Capital Stock, a class of preferred stock, along with the 11,240 shares of common stock.
i.	On May 4, 2007, the shareholders of General Hydrogen received warrants to purchase up to 571,429 shares of Plug Power Common Stock. See Note 3.

13. Employee Benefit Plans

1999 Employee Stock Purchase Plan

In 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Plan”) under which employees are eligible to purchase shares of the Company’s common stock at a discount through periodic payroll deductions. The Plan is intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occur at the end of six month offering periods at a purchase price equal to 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period,

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which ever is lower. Participants may elect to have up to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $12,500 within any offering period. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan. The Company issued 65,515, 100,669 and 78,702 shares of stock under the Plan during 2007, 2006, and 2005, respectively.

Under SFAS No. 123(R), the 15% discount and the look-back feature are considered compensatory items for which expense must be recognized. The Company values Plan shares as a combination position consisting of 15% of a share of nonvested stock and 85% of a six-month stock option. The value of the nonvested stock is estimated based on the trading value of the Company’s common stock at the beginning of the offering period, and an expected life of six months. The resulting per-share value is multiplied by the shares estimated to be purchased during the offering period based on historical experience to arrive at a total estimated compensation cost for the offering period. The estimated compensation cost is recognized on a straight-line basis over the offering period.

Stock Option Plans (the “Option Plans”)

1997 Stock Option Plan

Effective July 1, 1997, the Company established a stock option plan to provide employees, consultants, and members of the Board of Directors the ability to acquire an ownership interest in the Company (“1997 Stock Option Plan”). Options for employees issued under this plan generally vested 20% per year and expire ten years after issuance. Options granted to members of the Board generally vested 50% upon grant and 25% per year thereafter. Options granted to consultants generally vested one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each of the next two anniversaries thereafter. At December 31, 2007, there were 372,129 options outstanding and vested under this plan. Although no further options will be granted under this plan, the options previously granted will be exercisable for shares of common stock until their expiration dates are reached.

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

At December 31, 2007 there were approximately 6.2 million options granted and outstanding and 3.3 million options available to be issued under the 1999 Stock Option Plan. The number of shares of common stock available for issuance under the Plan will increase by the amount of any forfeitures under the 1999 Stock Option Plan and under the 1997 Stock Option Plan. The number of shares of common stock under the 1999 Stock Option Plan will further increase January 1 and July 1 of each year by an amount equal to 16.45% of any net increase in the total number of common shares of stock outstanding. The 1999 Stock Option Plan permits the Company to: grant incentive stock options; grant non-qualified stock options; grant stock appreciation rights; issue or sell common stock with vesting or other restrictions, or without restrictions; grant rights to receive common stock in the future with or without vesting; grant common stock upon the attainment of specified performance goals; and grant dividend rights in respect of common stock. Options for employees issued under this plan generally vest in equal annual installments over periods of three or four years and expire ten years after issuance. Options granted to members of the Board generally vest one year after issuance. Options granted to consultants generally vested one-third on the expiration of the consultant’s initial contract term, with an additional one-third vesting on each of the next two anniversaries thereafter. To date, options granted under the 1999 Stock Option Plan have vesting provisions ranging from immediate vesting to five years in duration and expire ten years after issuance.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation cost associated with employee stock options represented approximately $2.7 million of the total share-based payment expense recorded for the year ended December 31, 2007. The Company estimates the fair value of stock options and shares issued under the employee stock purchase plan using a Black-Scholes valuation model consistent with the provisions of FAS 123R and SAB 107, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, an appropriate risk-free rate, and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 1,317,450, 1,168,450 and 1,101,600 options granted during the years ended December 31, 2007, 2006 and 2005, respectively were as follows:

	2007	2006	2005
Dividend yield:	0%	0%	0%
Expected term of options (years):	6	6	5
Risk free interest rate:	3.77%-5.04%	4.37%-5.05%	3.71%-4.45%
Volatility:	55%-62%	60%-65%	56%

The Company’s estimate of an expected option term was calculated in accordance with the SAB 107 simplified method for calculating the expected term assumption. The estimated stock price volatility was derived based upon a blend of implied volatility and the Company’s actual historic stock prices over the past six years, which represents the Company’s best estimate of expected volatility.

A summary of stock option activity for the year December 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	6,511,563	$9.40	5.8

Granted	1,317,450	3.43
Exercised	(151,237)	1.00
Forfeited or expired	(1,099,463)	4.94

Options outstanding at December 31, 2007	6,578,313	$9.14	5.9	$705,217

Options exercisable at December 31, 2007	4,708,782	$11.12	4.8	$52,797

Options fully vested at December 31, 2007 and those expected to vest beyond December 31, 2007	6,466,141	$9.23	5.9	$666,072

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $1.92, $3.00 and $2.74, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $301,000. As of December 31, 2007, there was approximately $3.0 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.5 years. The total fair value of stock options that vested during years ended December 31, 2007 and 2006 was approximately $2.7 million and $2.2 million, respectively.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the stock options outstanding and exercisable under the Option Plans at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price range	Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.00 – 14.00	5,990,948	6.3	$6.44	4,121,417	$7.48
14.01 – 28.00	373,025	2.4	17.84	373,025	17.84
28.01 – 42.00	—	—	—	—	—
42.01 – 56.00	99,000	2.4	44.41	99,000	44.41
56.01 – 70.00	21,000	2.4	66.35	21,000	66.35
70.01 – 84.00	11,700	2.1	83.50	11,700	83.50
84.01 – 98.00	67,240	2.5	96.22	67,240	96.22
98.01 – 112.00	15,400	2.2	106.75	15,400	106.75

	6,578,313	5.9	9.14	4,708,782	11.12

A summary of restricted stock activity for the years ended December 31, 2007, 2006, and 2005 is as follows:

	Shares	Aggregate Intrinsic Value
Unvested restricted stock at December 31, 2004	727,451	$3,398,385
Granted	1,000	6,220
Forfeited	(96,086)	(448,878)
Vested	(632,365)	(2,955,727)

Unvested restricted stock at December 31, 2005	—	—
Granted	458,473	2,307,816
Forfeited	(6,850)	(38,223)
Vested	(21,000)	(117,180)

Unvested restricted stock at December 31, 2006	430,623	$2,152,413
Granted	573,566	1,786,972
Forfeited	(124,324)	(663,252)
Vested	(95,168)	(465,377)

Unvested restricted stock at December 31, 2007	784,697	$2,810,756

The restricted stock awards vest in equal installments over a period of two to five years. The restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense of approximately $1.1 million associated with its restricted stock awards in 2007. As of December 31, 2007, there was approximately $2.0 million of unrecognized compensation cost related to restricted stock awards that will be recognized as expense over a remaining weighted average period of 1.6 years.

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

As discussed in Note 2, “Summary of Significant Accounting Policies”, effective January 1, 2006, the Company adopted the fair value recognition provisions for stock-based awards granted to employees using the modified prospective application method provided by FAS 123R. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. For the years ended December 31, 2007, 2006, and 2005, the Company recorded expense of approximately $5.4 million, $4.3 million, and $2.9 million respectively, in connection with its share based payment awards.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to its stock-based employee compensation for the year ended December 31, 2005:

2005
Net loss, as reported	$(51,743,462)
Add: Stock-based employee compensation expense included in reported net loss	3,100,267
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(7,292,499)

Proforma net loss	$(55,935,694)

Loss per share:
Basic and diluted—as reported	$(0.66)

Basic and diluted—pro forma	$(0.71)

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute 100% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings or less actual losses thereon. Participants are vested in the Company’s matching contribution based on years of service completed. Participants are fully vested upon completion of three years of service. During 2002, the Company began funding its matching contribution in common stock. Accordingly, the Company has issued 279,054, 199,124 and 147,294 shares of common stock to the Plug Power Inc. 401(k) Savings & Retirement Plan during 2007, 2006 and 2005, respectively.

The Company’s expense for this plan, including the issuance of shares, was approximately $962,000, $915,000 and $908,000 for years ended December 31, 2007, 2006 and 2005, respectively.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Other Related Party Transactions

Pursuant to the Second Amendment to the Amended and Restated Distribution Agreement dated May 13, 2005, the Company currently has a non-exclusive distribution agreement with DTE Energy Technologies, Inc. (“DTE”), an affiliate of Edison Development Company and DTE Energy Corporation, for the states of Michigan, Ohio, Illinois, and Indiana. According to the most recent amendments to the agreement, the Company may sell directly or negotiate non-exclusive distribution rights with third parties for the GenCore® , GenSite and GenSys2T products in these four states. For every product sold directly by the Company or by a third party within Michigan, Ohio, Illinois and Indiana the Company has agreed to pay a 5% commission to DTE based on sales price of units shipped to the above noted states. The distribution agreement expires on December 31, 2014.

As of December 31, 2007 and 2006, the Company had no payables due to DTE under this commission provision and no outstanding receivables from DTE.

15. Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents, accounts receivable, accrued interest receivable and payable, and notes receivable: The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short maturities of these instruments.

Available-for-sale securities: Available-for-sale securities includes investments in corporate debt, auction rate and government agency securities, which are carried at estimated fair value. At December 31, 2007 and 2006, the Company recorded an accumulated comprehensive income (loss) of $71,000 and ($70,000), respectively.

Repayable government assistance: The fair value of the Company’s long-term repayable government assistance in the consolidated balance sheets approximates the carrying value at December 31, 2007. At December 31, 2007, the weighted average imputed interest rate that applies to this debt is 13.6%.

16. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Cash paid for interest	$—	$160,124	$133,805
Equipment financed under capital lease obligations	—	—	189,075
Stock-based compensation accrual impact	(247,054)	591,970	(211,582)
Change in unrealized gain/loss on available-for-sale securities	141,897	186,640	225,271
Estimated fair value of net assets acquired and liabilities assumed	58,512,893	—	—
Effect of foreign currency translation	7,739,141	—	—
(Decrease) increase to broker for security purchase	(5,000,000)	5,000,000	—

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Commitments and Contingencies

Alliances and development agreements

BASF: In 2006, BASF SE, a German Societas Europaea (“SE”) corporation, acquired Engelhard, with whom we have a Development Agreement and a Supply Agreement. With its acquisition, BASF inherited Engelhard’s obligations to the Company under both of these agreements. The Development Agreement, dated April 5, 2004, is for the development of advanced catalysts to increase the overall performance and efficiency of the Company’s fuel processor and will expire on December 31, 2010. The Supply Agreement, also dated April 5, 2004, is a requirements contract whereby the Company agrees to buy from BASF and BASF agrees to sell to the Company, 100% of the Company’s requirements for catalyst materials, as developed under the Development Agreement, the price to be determined January 1st of each year by BASF, until the agreement’s expiration date of December 31, 2010.

Home Energy Station: We have been developing technology in support of the automotive fuel cell market under a series of agreements with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd. Under these agreements, the Company has developed, on a joint and exclusive basis, and tested four phases of prototype fuel cell systems that provide electricity and heat to a home or business, while also providing hydrogen fuel for a fuel cell vehicle (the “Home Energy Station”). Since 2003, the Company has successfully demonstrated four successive prototype generations of the Home Energy Station at Honda R&D Americas’ facility in Torrance, California and at Plug Power’s facility in Latham.

General Electric Company (GE) Entities: On February 27, 2006, the Company, GE MicroGen, Inc., and GE restructured their service and equity relationships by terminating the joint venture and the associated distributor and other agreements, and entering into a new development collaboration agreement. Under the new agreement, the Company and GE (through its Global Research unit) have agreed to collaborate on programs including but not limited to development of tools, materials and components that can be applied to various types of fuel cell products. The specific programs to be undertaken under the agreement, and the detailed terms and conditions thereof, remain subject to agreement by both parties. It is anticipated that such programs could also include continued collaboration on sales and marketing opportunities for the Company’s products between the Company and GE. Under the terms of the new development collaboration agreement, the Company is obligated to purchase $1 million of services from GE in connection with this collaboration prior to December 31, 2008. The development collaboration agreement is scheduled to terminate on the earlier of (i) December 31, 2014 or (ii) upon the completion of a certain level of program activity. As of December 31, 2007 the obligation remaining under the contract was approximately $465,000.

NYSERDA: The Company has an obligation to repay the New York State Environmental Research and Development Authority (NYSERDA) according to royalty payment provisions in each of the Company’s past and present NYSERDA agreements. For sales made by a New York State manufacturer, the Company must pay a royalty to NYSERDA at a rate of 0.5% of net sales of products developed under the NYSERDA programs; or, for a non-new York State manufacturer, the Company must pay a royalty to NYSERDA at a rate of 3% of net sales. The royalty payments are currently calculated at 0.5% of net sales of our GenCore® and GenSys® products because we are a New York State manufacturer and both of these products were developed using some percentage of NYSERDA monies. The Company’s maximum liability under the NYSERDA royalty provisions is one times the aggregate total amount of monies received from NYSERDA. If the total amount received from NYSERDA under an individual agreement is not paid back in royalties to NYSERDA within fifteen (15) years from the date of that individual agreement, then that amount is deducted from the aggregate total amount due under the royalty provisions. As of December 31, 2007 and 2006, approximately $17,000 and $24,000, respectively have been recorded as accrued expenses in the consolidated balance sheets related to the royalty provisions.

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

As of December 31, 2007 and 2006, the Company has no capital leases outstanding. The Company has several noncancelable operating leases, primarily for warehouse facilities and office space that expire over the next five years. Rental expense for operating leases during 2007, 2006, and 2005 was $1,600,000, $350,000 and $369,000, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2007 are:

Year ending December 31	Operating leases
2008	$1,949,366
2009	1,641,359
2010	1,583,709
2011	1,049,434
2012 and thereafter	—

Total minimum lease payments	$6,223,868

Concentrations of credit risk

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements. To mitigate credit risk, the Company applies standard credit approvals and performs appropriate evaluation of a prospective customer’s financial condition. At December 31, 2007, five customers comprise approximately 55.4% of the total accounts receivable balance, with each customer individually representing 16.3%, 13.1%, 10.3%, 8.5% and 7.2% of total accounts receivable, respectively.

At December 31, 2006, five customers comprised approximately 78.6% of the total accounts receivable balance, with each customer individually representing 42.2%, 15.4%, 8.5%, 6.3% and 6.2% of total accounts receivable, respectively.

The Company has cash deposits in excess of federally insured limits. The amount of such deposits is essentially all cash at December 31, 2007.

Employment Agreements

The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

18. Geographic Information

As discussed in Note 3, the Company acquired businesses in Canada during 2007. Prior to these acquisitions, substantially all of the Company’s revenue was recognized in the United States. The following is a summary of revenue for the year ended December 31, 2007, based on physical location of the subsidiary making the sale:

	Product and service revenue	Research and development contract revenue
United States	$2,792,923	$11,982,095
Canada	289,033	1,206,572

Total	$3,081,956	$13,188,667

PLUG POWER INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets, representing the sum of net book value of property, plant, and equipment plus intangible assets, goodwill and other assets, based on physical location as of December 31, 2007, are as follows:

United States	$29,388,998
Canada	60,185,561

Total	$89,574,559

19. Unaudited Quarterly Financial Data (in thousands, except per share data)

	Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Product and service revenue	$462	$676	$1,199	$745
Contract revenue	2,168	3,331	3,336	4,354
Net loss	(11,183)	(16,727)	(15,176)	(17,485)
Loss per share:
Basic and diluted	(0.13)	(0.19)	(0.17)	(0.20)

	Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Product and service revenue	$857	$743	$676	$381
Contract revenue	1,419	2,021	1,079	660
Net loss	(12,126)	(13,025)	(11,877)	(13,282)
Loss per share:
Basic and diluted	(0.14)	(0.15)	(0.14)	(0.15)