Form 10-Q
period 2008-03-31
PLUG POWER INC
filed 2008-05-12
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 0-27527

PLUG POWER INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3672377
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

The number of shares of common stock, par value of $.01 per share, outstanding as of May 6, 2008 was 88,232,298.

PLUG POWER INC.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$51,755,317	$12,076,938
Available-for-sale securities	95,013,003	153,623,670
Accounts receivable, less allowance of $25,721 in 2008 and $57,000 in 2007	4,104,029	4,337,856
Inventory	6,548,424	5,787,180
Government assistance receivable	223,168	270,600
Prepaid expenses and other current assets	1,684,672	2,720,915

Total current assets	159,328,613	178,817,159
Property, plant and equipment, net	20,748,586	21,064,795
Goodwill	49,820,253	51,399,497
Intangible assets, net	15,992,039	16,979,327
Other assets	152,653	130,940

Total assets	$246,042,144	$268,391,718

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,182,170	$4,636,997
Accrued expenses	4,054,528	5,509,804
Deferred revenue	3,717,403	3,341,341
Other current liabilities	1,919,512	1,423,188

Total current liabilities	13,873,613	14,911,330
Repayable government assistance	4,242,909	4,388,374
Other liabilities	172,180	191,540

Total liabilities	18,288,702	19,491,244
Stockholders’ equity:
Class B Capital stock, a class of preferred stock, $0.01 par value per share; 5,000,000 shares authorized; 395,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	3,950	3,950
Common stock, $0.01 par value per share; 245,000,000 shares authorized; Issued (including shares in treasury):
88,164,766 at March 31, 2008 and 87,882,922 at December 31, 2007	881,648	878,829
Additional paid-in capital	759,654,583	758,169,498
Accumulated other comprehensive income	6,011,944	7,810,558
Deficit accumulated during the development stage	(538,690,047)	(517,962,361)
Less common stock in treasury:
33,327 shares at March 31, 2008 and 0 shares at December 31, 2007	(108,636)	—

Total stockholders’ equity	227,753,442	248,900,474

Total liabilities and stockholders’ equity	$246,042,144	$268,391,718

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Cumulative Amounts from Inception
	2008	2007
Product and service revenue	$850,334	$462,034	$36,292,215
Research and development contract revenue	2,886,552	2,168,143	78,353,785

Total revenue	3,736,886	2,630,177	114,646,000
Cost of product and service revenue	1,637,848	1,684,577	45,167,059
Cost of research and development contract revenue	4,973,808	2,653,279	112,808,293
In-process research and development	—	—	12,026,640
Research and development expense	10,036,495	9,298,395	380,532,547
Selling, general and administrative expenses	6,460,787	4,050,556	106,558,827
Amortization of intangible assets	575,002	—	17,313,606

Operating loss	(19,947,054)	(15,056,630)	(559,760,972)
Interest income and net realized gains (losses) from available-for-sale securities	2,120,925	3,873,623	44,478,367
Impairment loss on available-for-sale securities	(2,794,646)	—	(2,794,646)
Interest and other expense	(106,911)	—	(2,035,046)

Loss before equity in losses of affiliates	(20,727,686)	(11,183,007)	(520,112,297)
Equity in losses of affiliates	—	—	(18,577,750)

Net loss	$(20,727,686)	$(11,183,007)	$(538,690,047)

Loss per share:
Basic and diluted	$(0.24)	$(0.13)

Weighted average number of common shares outstanding	88,071,196	86,448,152

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Cumulative Amounts from Inception
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(20,727,686)	$(11,183,007)	$(538,690,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,061,087	800,761	35,091,662
Equity in losses of affiliates	—	—	18,577,750
Amortization of intangible assets	575,002	—	17,313,606
Noncash prepaid development costs	—	—	10,000,000
Loss on disposal of property, plant and equipment	—	—	39,914
In-kind services	—	—	1,340,000
Stock-based compensation	1,219,825	1,388,930	35,937,683
Provision for bad debts	—	—	92,670
Amortization of deferred grant revenue	—	—	(1,000,000)
Amortization and write-off of deferred rent	—	—	2,000,000
Impairment loss on available-for-sale securities	2,794,646	—	2,794,646
In-process research and development	—	—	7,042,640
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	203,246	(1,310,695)	(3,822,512)
Government assistance receivable	37,468	—	615,993
Inventory	(806,843)	(1,216,819)	(5,355,227)
Prepaid expenses and other current assets	1,005,107	(381,206)	(2,555,705)
Accounts payable, accrued expenses and other current liabilities	(1,311,469)	(29,835)	2,358,852
Government assistance payable	79,699	—	345,385
Deferred revenue	377,203	1,164,501	4,716,741

Net cash used in operating activities	(15,492,715)	(10,767,370)	(413,155,949)

Cash Flows From Investing Activities:
Cash paid for acquisitions, net	—	(1,500,000)	(19,267,125)
Purchase of property, plant and equipment	(570,153)	(542,417)	(37,493,733)
Proceeds from disposal of property, plant and equipment	—	—	329,629
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Proceeds from maturities and sales of available-for-sale securities	122,998,448	192,186,063	2,452,423,726
Purchases of available-for-sale securities	(67,261,648)	(133,321,754)	(2,550,239,180)

Net cash provided by (used in) investing activities	55,166,647	56,821,892	(165,371,183)

Cash Flows From Financing Activities:
Proceeds from issuance of common and preferred stock	—	—	428,529,602
Proceeds from initial public offering, net	—	—	201,911,705
Stock issuance costs	—	—	(5,548,027)
Purchase of treasury stock	(45,838)	—	(45,838)
Proceeds from stock options and employee stock purchase plan	128,162	—	11,370,512
Repayment of loans due to General Hydrogen Shareholders	—	—	(400,000)
Principal payments on long-term debt and capital lease obligations	—	—	(6,786,687)

Net cash provided by financing activities	82,324	—	629,031,267

Effect of exchange rate changes on cash	(77,877)	—	1,251,182
Increase in cash and cash equivalents	39,678,379	46,054,522	51,755,317
Cash and cash equivalents, beginning of period	12,076,938	26,899,866

Cash and cash equivalents, end of period	$51,755,317	$72,954,388	$51,755,317

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Description of Business

Plug Power Inc., together with its subsidiaries, is a development stage enterprise involved in the design, development and manufacture of fuel cell systems for stationary and motive markets worldwide. The Company is a development stage enterprise because substantially all of the Company’s resources and efforts are aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability and the establishment of a market for the Company’s products. The Company continues to experience significant net outflows of cash from operations and devotes significant efforts towards financial planning in order to forecast future cash spending and the ability to continue product research and development activities. Fuel cell technology within the Company’s targeted markets, telecommunications, broadband, utility, and industrial un-interruptible power supply, as well as the mobile industrial equipment market entered into as a result of recent acquisitions, is still early in the technology adoption life cycle.

The Company is organized in the State of Delaware and was originally formed as a joint venture between Edison Development Corporation and Mechanical Technology Incorporated on June 27, 1997. In 2007, the Company merged with and acquired all the assets, liabilities and equity of Cellex Power Products Inc. (Cellex) and General Hydrogen Corporation (General Hydrogen). With the integration of Cellex and General Hydrogen complete, Plug Power now offers GenDrive™, a line of fuel cell power units for the material handling industry, along with our GenCore ® product, a line of fuel cell power units used as backup power for multiple industries.

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

Although the Company has a significant amount of available-for-sale securities, as described in the Company’s most recently filed Form 10-K with the Securities and Exchange Commission, as of March 31, 2008, neither the Company nor any of its subsidiaries was an “investment company” pursuant to the Investment Company Act of 1940, as amended.

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

Included in available-for-sale securities is $60.1 million of auction rate securities at March 31, 2008. The auction rate securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap for each security. At March 31, 2008 the interest rates ranged from 0.2% to 17.0% on the auction rate securities. The Company expects to hold the auction rate securities until there is a successful auction or the Company may sell these securities on the open market. Given the lack of liquidity in the market for auction rate securities, the estimated fair value of these auction rate securities have become lower than their cost and, based on an analysis of other than temporary impairment factors, management has determined that this difference represents a decline in value that is other than temporary. Accordingly, the Company recorded an other than temporary impairment charge of $2.8 million in the quarter ended March 31, 2008 in the statement of operations. A continuation or worsening of these market conditions could further negatively impact the Company’s results of operations and could have a significant negative affect on the Company’s liquidity.

2. Basis of Presentation

Principles of Consolidation: The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. It is the Company’s policy to reclassify prior period consolidated financial statements to conform to current period presentation.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s December 31, 2007 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the periods as of and ending March 31, 2008 and 2007.

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

3. Pro forma Financial Information

The following unaudited pro forma financial information for the three months ended March 31, 2007 presents the consolidated operations of the Company as if the Cellex and General Hydrogen acquisitions had been made on January 1, 2007. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

Three months ended March 31, 2007
Unaudited proforma revenue	$3,131,754
Unaudited proforma net loss	(14,689,744)
Unaudited proforma basic and diluted loss per share	$(0.17)

4. Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” on January 1, 2008, for financial assets and financial liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures. Financial Accounting Standards Board Staff Position (FSP) No. 157-2 amends SFAS No. 157 to delay the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities. Nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1 Inputs – Level 1 inputs are unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 Inputs —Level 2 inputs are inputs other than quoted prices included within Level 1 inputs that are observable either directly or indirectly. These inputs include: (a) Quoted prices for similar assets or liabilities in active markets; (b) Quoted prices for identical or similar assets or liabilities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or in which little information is released publicly; (c) Inputs other than quoted prices that are observable for the asset or liability; and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs – Level 3 inputs are unobservable inputs for an asset or liability. These inputs should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

When determining the fair value measurements for assets or liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets. Nevertheless, certain assets are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.

The following table summarizes the bases used to measure certain financial assets at fair value on a recurring basis in the balance sheet:

Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Balance at March 31, 2008	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$95,013,003	$34,932,649	$—	$60,080,354

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs:

Fair Value Measurements Using Significant Unobservable Inputs
Auction rate debt securities (level 3), beginning of period	$—
Transfers into level 3	62,875,000
Sales	—
Other than temporary impairment charge included in the condensed consolidated statements of operations for the quarter ended March 31, 2008	(2,794,646)

$60,080,354

The following summarizes the valuation technique for assets measured and recorded at fair value:

Available-for-sale securities: For our level 1 securities, which represent Federal treasury securities, fair value is based on quoted market prices. The securities valued using unobservable inputs were the auction rate debt securities as the financial and capital markets have experienced significant dislocation and illiquidity in regard to this type of instrument and there is currently no secondary market for this type of security. The valuation of these auction rate securities is an estimate based upon factors specific to these securities, including duration, tax status (taxable or tax-exempt), credit quality, the existence of insurance wraps, and the composition of the underlying student loans (Federal Family Education Loan Program or private loans). Assumptions are made about future cash flows based upon interest rate formulas as described above. Also, the valuation includes estimates of observable market data including yields or spreads of similar trading instruments, when available, or assumptions believed to be reasonable for non-observable inputs such as likelihood of redemption. The valuations of each individual security are estimates as of the reporting date. Actual transactions involving these securities and/or future valuations could differ from the estimated fair value of these securities at March 31, 2008.

5. Per Share Amounts

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

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(20,727,686)	$(11,183,007)

Denominator:
Weighted average number of common shares	88,071,196	86,448,152

These dilutive potential common shares are summarized as follows:

	Three Months Ended March 31,
	2008	2007
Stock options	4,825,782	6,803,109
Unvested restricted stock	843,473	267,884
Preferred stock (1)	39,500,000	39,500,000
Warrants (2)	571,429	—

	45,740,684	46,570,993

(1)	The preferred stock amount represents the dilutive potential common shares of the 395,000 shares of Class B capital stock issued on June 29, 2006.
(2)	The warrants were granted to the shareholders of General Hydrogen as part of the acquisition of that company.

6. Goodwill and Intangible Assets

Goodwill of $49,820,253 and $51,399,497 at March 31, 2008 and December 31, 2007, respectively, represents the excess of costs over fair value of Cellex and General Hydrogen net assets acquired during 2007 and H Power net assets acquired during 2003. The decrease in goodwill from December 31, 2007 to March 31, 2008 is related to the impact of foreign currency translation.

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of March 31, 2008 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Total
Acquired Technology	8 years	$15,900,000	$(2,074,522)	$1,281,144	$15,106,622
Customer Relationships	8 years	1,000,000	(114,583)	—	885,417

		$16,900,000	$(2,189,105)	$1,281,144	$15,992,039

7. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2008 are as follows:

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity	Total Comprehensive Loss
	Shares	Amount	Shares	Amount
December 31, 2007	395,000	$3,950	87,882,922	$878,829	$758,169,498	$7,810,558	$—	$(517,962,361)	$248,900,474
Net loss	—	—	—	—	—	—	—	(20,727,686)	(20,727,686)	$(20,727,686)
Unrealized loss on foreign currency translation	—	—	—	—	—	(1,719,393)	—	—	(1,719,393)	(1,719,393)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(79,221)	—	—	(79,221)	(79,221)

Total comprehensive loss										$(22,526,300)

Stock based compensation	—	—	221,087	2,211	1,192,421	—	—	—	1,194,632
Stock option exercises	—	—	2,910	29	2,881	—	—	—	2,910
Stock issued under employee stock purchase plan	—	—	57,847	579	181,147	—	—	—	181,726
Treasury stock	—	—	—	—	108,636	—	(108,636)	—	—

December 31, 2008	395,000	$3,950	88,164,766	$881,648	$759,654,583	$6,011,944	$(108,636)	$(538,690,047)	$227,753,442

8. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the three months ended March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
Stock-based compensation accrual impact	$77,119	$—
Change in unrealized gain/loss on available-for-sale securities	(79,221)	57,319
Decrease to broker for security purchase	—	(5,000,000)
Effect of foreign currency translation	(1,719,393)	—

9. Repayable Government Assistance

During the year ended December 31, 2000, the Company’s wholly-owned subsidiary, Plug Power Canada Inc., formerly known as Cellex Power Products Inc., entered into an Industrial Research Assistance Program (“IRAP”) Repayable Contribution Agreement with the National Research Council of Canada (“NRC”) under which it received contributions totaling Cdn$500,000 for certain development activities. The agreement with the NRC provides for payment of royalties of up to 170% of the contributions received subject to certain conditions, payable quarterly, calculated at 3.5% of gross revenues. Plug Power Canada’s repayment obligation to the NRC exists from July 1, 2002 to March 31, 2009. If by April 1, 2009, the total amount repaid to the NRC is less than the Cdn$500,000 contribution, then Plug Power Canada will continue to make the payments to the NRC until either the full Cdn$500,000 is repaid or until July 1, 2012, whichever comes first. The maximum liability under this repayment obligation is Cdn$850,000. If at any point Plug Power Canada’s repayments reach this amount the obligation shall cease.

Plug Power Canada Inc. also entered into two agreements with Technology Partnerships Canada (“TPC”) during the year ended December 31, 2005 for the development of early market fuel cell applications. Under the former Cellex Power Products, Inc.’s TPC agreement, TPC will contribute the lesser of Cdn$9.5 million or 33% of eligible costs incurred during the period July 2004 to June 2009. Following the completion of the development project, TPC will be entitled to recover its investment through royalty payments of 2.06% of gross revenues during the period January 1, 2010 to December 31, 2017, or until a Cdn$42.2 million cap is reached, whichever occurs first. If, as of December 31, 2017, the cumulative royalty paid and owing has not reached Cdn$28.1 million, royalty payments will continue to be payable until Cdn$28.1 million is reached or until December 31, 2027, whichever occurs first. Under the former General Hydrogen (Canada) Corp.’s TPC agreement, TPC will contribute the lesser of Cdn$9.0 million or 32% of eligible costs incurred though June 2008. Following the completion of the development project, TPC will be entitled to recover its investment through royalty payments of 1.98% of revenues during the period January 1, 2009 to December 31, 2016. If, as of December 31, 2016, the cumulative royalty paid and owing has not reached Cdn$22.9 million, royalty payments will continue to be payable until Cdn$22.9 million is reached or until December 31, 2026, whichever occurs first.

The Company has recorded the estimate of amounts owed under these arrangements as a debt, which includes accrued interest that is determined based on imputed interest rates. Royalty payments are recorded as a reduction of the debt. Accordingly, liabilities, including imputed interest, in the amount of $4.2 million, $256,000, $4.4 million and $214,000 have been recorded as repayable government assistance and current portion of repayable government assistance (other current liabilities), respectively, in the condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively. The imputed interest is recorded as interest expense in the condensed consolidated statement of operations.

10. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115 “ (SFAS No. 159). This new standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. The Company adopted SFAS No. 159 on January 1, 2008 and did not choose the fair value option for any financial instruments upon the adoption of this standard. The adoption of this new standard did not have a material effect on its condensed consolidated results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 160,” Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160). This new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS No. 160 on January 1, 2009 and is currently evaluating the effect, if any, SFAS No. 160 will have on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” (SFAS No. 141R). This new standard applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This standard replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company plans to adopt SFAS No. 141R on January 1, 2009 and is currently evaluating the effect, if any, SFAS No. 141R will have on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

In December 2007, the FASB’s Emerging Issues Task Force (EITF) issued EITF 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (EITF 07-01). This new standard prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. The Company adopted EITF 07-01 on January 1, 2008 and the adoption did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007. In addition to historical information, this Form 10-Q and following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that the anticipated synergies of the Cellex Power Products, Inc. and General Hydrogen Corp. (now amalgamated as Plug Power Canada Inc.) acquisitions are not realized; the risk that our investments in auction rate securities may cause losses and affect the liquidity of these investments; the risk that our recent management turnover may affect the overall performance of the management team; the risk that unit orders will not ship, be installed and/or convert to revenue, in whole or in part; our ability to develop commercially viable on-site energy products; the cost and timing of developing our on-site energy products; market acceptance of our on-site energy products; our ability to manufacture on-site energy products on a large-scale commercial basis; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our on-site energy products; the ability to raise and provide the necessary capital to develop, manufacture and market our on-site energy products; our ability to establish relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; our ability to protect our Intellectual Property; our ability to lower the cost of our on-site energy products and demonstrate their reliability; the cost of complying with current and future governmental regulations; the impact of deregulation and restructuring of the electric utility industry on demand for our on-site energy products; fluctuations in the trading price and volume of our common stock; and other risks and uncertainties discussed, but are not limited to, those set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed on March 17, 2008. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

We are currently offering our 5kW hydrogen fueled GenCore ® back-up power product for commercial sale to telecommunications, un-interruptible power (UPS) and utility back-up applications, with a focus on wireless telecommunications. We are collaborating with Ballard Power Systems, under government contract, to evaluate alternative stack technology for future products.

In 2007 we acquired Cellex Power Products, Inc. and General Hydrogen Corporation, both leaders in the design and integration of PEM fuel cell systems for forklift and industrial motive power products. We are currently conducting prototype field tests with these hydrogen fueled GenDrive ™ systems that are intended to be a direct replacement for traditional lead-acid battery packs on indoor industrial forklift applications. In the fourth quarter of 2007, we announced our intention of collaborating with Wal-Mart to test and demonstrate a broader deployment of our GenDrive ™ products in a commercial distribution center in 2008.

Additionally, we continue to develop our GenSys ® continuous power products. In 2007 we commissioned seventeen (17) 5kW LPG fueled “low-temperature” off-grid PEM systems in three (3) separate deployments, including a system trial in India with a large wireless carrier.

As an extension of our GenSys ® development work, we continue to develop technology in support of the automotive fuel cell market under a series of agreements with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd.

We also form relationships with customers and enter into development and demonstration programs with government agencies and other energy providers. Many of our initial sales of GenCore ®, GenDrive ™ and GenSys ® are contract-specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and lack of evidence of fair value for the separate elements. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the contractual terms as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. Our distributors have no special right of return, price protection allowances or other sales incentives. We do offer a discount from our manufacturer’s suggested retail price to resellers to allow for the mark-up of the reseller.

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

Product and service revenue for the three months ended March 31, 2008 increased $388,000 or 84% to $850,000 from $462,000 for the three months ended March 31, 2007. Approximately $20,000 of the increase is related to the acquisitions of Cellex and General Hydrogen. The remaining amount of the increase is related to increased system shipments in 2008 and the revenue recognized on those shipments, partially offset by decreased revenue recognition for systems shipped prior to 2008. Additionally, we recognized approximately $109,000 and $21,000 of non-deferred revenue during the three months ended March 31, 2008 and 2007, respectively. This revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or services rendered.

In the product and service revenue category, during the three months ended March 31, 2008 we shipped 56 fuel cell systems compared to 41 fuel cell systems during the three months ended March 31, 2007. In the three months ended March 31, 2008, we recognized $160,000 of revenue for products shipped or services rendered in the three months ended March 31, 2008 compared to $68,000 of revenue recognized in the three months ended March 31, 2007 for products shipped or services rendered in the three months ended March 31, 2007. Additionally, in the three months ended March 31, 2008 we recognized approximately $690,000 of product and services revenue originally deferred at December 31, 2007 whereas in the three months ended March 31, 2007 we recognized $394,000 of revenue originally deferred at December 31, 2006.

Research and development contract revenue. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with our cost-sharing percentages being from 20% to 71% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. Revenue from fixed fee contracts is recognized on the basis of percentage of completion. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Research and development contract revenue for the three months ended March 31, 2008 increased to $2.9 million from $2.2 million in the three months ended March 31, 2007. The acquisitions of Cellex and General Hydrogen account for approximately $600,000 of this increase. The remaining increase relates to increased revenue related to contracts received in the later part of 2007 partially offset by decreases resulting from the completion of activities under other older government contracts from 2006 and 2007.

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

Cost of product and service revenue for the three months ended March 31, 2008 decreased approximately $47,000 to $1.6 million compared to $1.7 million in the three months ended March 31, 2007. The increase related to the number of shipments was more than offset by less cost related to units being moved from consigned inventory in the first quarter of 2008 as compared to the first quarter of 2007.

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

Cost of research and development contract revenue for the three months ended March 31, 2008 increased $2.3 million to $5.0 million from $2.7 million in the three months ended March 31, 2007. The acquisitions of Cellex and General Hydrogen contributed approximately $612,000 of this increase. The remainder of the increase was associated with the additional effort applied to funded research and development projects.

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

Research and development expense increased to $10.0 million for the three months ended March 31, 2008 from $9.3 million in the three months ended March 31, 2007. The acquisitions of Cellex and General Hydrogen contributed $2.3 million of additional research and development expense which was partially offset by a reduction of nearly $1.6 million related to the activities of the pre-acquisition business. This reduction in expense of the pre-acquisition business is primarily related to our ability to receive increased third party funding to perform certain activities necessary to advance our understanding of various types of fuel cell systems consistent with our long-term goal of developing systems and applications. As a result of the receipt of funding for certain research and development programs, the related costs associated with these projects is included in cost of contract research and development revenue as described above.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses increased $2.4 million to $6.5 million for the three months ended March 31, 2008, compared to $4.1 million for the three months ended March 31, 2007. Approximately $1.7 million of the increase is related to the acquisition of Cellex and General Hydrogen. The remaining $700,000 of the increase is primarily related to retirement agreement costs, the increased size of our sales group in an effort to increase market adoption of our fuel cell technology, and increased professional fees.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets, including acquired technology and customer relationships, which are being amortized over 8 years.

Amortization of intangible assets increased to $575,000 for the three months ended March 31, 2008, compared to $0 for the three months ended March 31, 2007. The increase is related to the acquisition of Cellex and General Hydrogen.

Interest income and net realized gains (losses) from available-for-sale securities. Interest income and net realized gains (losses) from available-for-sale securities consists primarily of interest earned on our cash, cash equivalents and available-for-sale securities, as well as the net realized gain/loss from the sale of available-for-sale securities.

Interest income and net realized gains (losses) from available-for-sale securities decreased to $2.1 million for the three months ended March 31, 2008 from $3.9 million for the three months ended March 31, 2007. This decrease is primarily related to lower cash balances, coupled with lower yields on our investments. This was partially offset by total net realized gains/losses from the sale of available-for-sale securities which resulted in a gain of $392,000 and $54,000 for the three months ended March 31, 2008 and 2007, respectively.

Impairment loss on available-for-sale securities. Included in available-for-sale securities and working capital at March 31, 2008 was $60.1 million of auction rate debt securities. Due to the liquidity issues in the credit and capital markets, the market for auction rate securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. The Company expects to hold these securities until there is a successful auction or the Company sells them in the open market. Securities similar to the auction rate securities held by the Company are currently trading at a discount on the open market.

Given the lack of liquidity in the market for auction rate securities, the Company concluded that the estimated fair value of these securities has become lower than the cost of these securities, and, based on an analysis of the other than temporary impairment factors, management has determined that this difference represents a decline in fair value that is other than temporary. Accordingly, the Company recorded an other than temporary impairment charge of $2.8 million in the quarter ended March 31, 2008 in the statement of operations.

Interest and other expenses. Interest and other expenses consists of interest on repayable government assistance amounts related to the activities of Cellex and General Hydrogen, and foreign currency exchange loss.

Interest and other expenses for the three months ended March 31, 2008 was approximately $107,000, compared to $0 for the three months ended March 31, 2007. This increase in expenses is primarily related to our newly acquired Canadian operations.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

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

Several key indicators of liquidity are summarized in the following table:

(in thousands)	Three months ended March 31, 2008	Three months ended March 31, 2007	Year ended December 31, 2007
Cash and cash equivalents at end of period	$51,755	$72,954	$12,077
Available-for-sale securities at end of period	95,013	178,416	153,624
Working capital at end of period	145,455	257,470	163,906
Net loss	20,728	11,183	60,571
Net cash used in operating activities	15,493	10,767	49,311
Purchase of property, plant and equipment	570	542	2,944

Included in available-for-sale securities and working capital is $60.1 million, $51.7 million and $90.8 million of auction rate securities at March 31, 2008, March 31, 2007, and December 31, 2007, respectively. The auction rate securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap for each security. At March 31, 2008 the interest rates ranged from 0.2% to 17.0% on the auction rate securities. The Company expects to hold the auction rate securities until there is a successful auction or the Company may sell these securities in the open market. Given the lack of liquidity in the market for auction rate securities, the estimated fair value of these auction rate securities have become lower than their cost and, based on an analysis of other than temporary impairment factors, management has determined that this difference represents a decline in value that is other than temporary. Accordingly, the Company recorded an other than temporary impairment charge of $2.8 million in the quarter ended March 31, 2008 in the statement of operations.

We continue to monitor the market for auction rate securities and consider the impact, if any, on the fair value of our investment portfolio. If uncertainties in the credit and capital markets continue or these markets deteriorate further, we may be required to record additional impairments or unrealized losses, which could negatively affect our financial condition, liquidity and reported operating results. Further, in the event that we require access to cash and need to sell any of the affected securities, we may suffer additional losses on any such sale. Based on our current level of cash, cash equivalents and available-for-sale securities, we do not expect that the current lack of liquidity in the credit and capital markets will have a material adverse effect on our liquidity or our ability to fund our operations.

We recently filed a lawsuit against UBS Financial Services Inc. and UBS AG, the financial advisor that placed us in the auction rate securities held in our portfolio. The lawsuit seeks a return of the funds we invested with UBS among other damages.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of March 31, 2008, we had cash and cash equivalents of $51.8 million, available-for-sale securities of $95.0 million and working capital of $145.5 million.

During the three months ended March 31, 2008, cash used for operating activities was $15.5 million, consisting primarily of a net loss of $20.7 million offset, in part, by non-cash expenses in the amount of $5.6 million, including $1.6 million for amortization and depreciation, $1.2 million for stock based compensation and a $2.8 million other than temporary impairment loss on available-for-sale securities. Cash provided by investing activities for the three months ended March 31, 2008 was $55.2 million, consisting of $55.8 million of maturities, net of purchases, of available-for-sale securities, offset by $0.6 million used to purchase property, plant and equipment. Cash provided by financing activities was approximately $82,000.

We have financed our operations from inception through March 31, 2008 primarily from the sale of equity, which has provided cash in the amount of $636.2 million since inception. Also since inception, cumulative net cash used in operating activities has been $413.2 million, and cash used in investing activities has been $165.4 million, including our purchase of property, plant and equipment of $37.5 million, our net investments in available-for-sale securities in the amount of $97.8 million, and cash used for acquisitions of $19.3 million, net of cash received.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, equity investments, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes or modifications to the policies since December 31, 2007, other than the adoption of SFAS No. 157, “Fair Value Measurements,” as discussed in Note 4 to the unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115 “ (SFAS No. 159). This new standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. The Company adopted SFAS No. 159 on January 1, 2008 and did not choose the fair value option for any financial instruments upon the adoption of this standard. The adoption of this new standard did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 160,” Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160). This new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS No. 160 on January 1, 2009 and is currently evaluating the effect, if any, SFAS No. 160 will have on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” (SFAS No. 141R). This new standard applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This standard replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company plans to adopt SFAS No. 141R on January 1, 2009 and is currently evaluating the effect, if any, SFAS No. 141R will have on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

In December 2007, the FASB’s Emerging Issues Task Force (EITF) issued EITF 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (EITF 07-01). This new standard prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. The Company adopted EITF 07-01 on January 1, 2008 and the adoption did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

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

The auction rate securities we hold are secured by student loan debt securities issued by various states, in the United States, or state agencies. The Federal government guarantees $59.1 million of these student loan debt securities. These auction rate securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. The auctions that occurred in January of 2008 were successful. However, due to the liquidity issues in the credit and capital markets, the market for auction rate securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We will continue to receive interest on these securities, subject to an interest rate cap for each security, until there is a successful auction or we sell the securities in the open market.

The valuation of these auction rate securities is an estimate based upon factors specific to these securities, including duration, tax status (taxable or tax-exempt), credit quality, the existence of insurance wraps, and the composition of the underlying student loans (FFELP or private loans). Assumptions are made about future cash flows based upon interest rate formulas. Also, the valuation includes estimates of observable market data including yields or spreads of similar trading instruments, when available, or assumptions believed to be reasonable on non-observable inputs such as likelihood of redemption. The valuations of each individual security are estimates as of the reporting date. Actual transactions involving these securities and/or future valuations could differ from the estimated fair value at March 31, 2008.

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

PART II—OTHER INFORMATION

ITEM 1A—RISK FACTORS

There have been no changes to the Company’s risk factors as described in the Company’s most recently filed Form 10-K with the Securities and Exchange Commission, filed on March 17, 2008.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, we issued 74,376 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

ITEM 6—EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.2	Certificate of Designations of Class B Capital Stock, a series of preferred stock, of Plug Power Inc. (2)

3.3	Amended and restated By-laws of Plug Power Inc. (2)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Plug Power Inc. (3)

10.1	Employment Agreement, dated as of April 7, 2008, by and between Andrew Marsh and Plug Power Inc. (4)

10.2	Form of Non-Qualified Stock Option Agreement for Employees (4)

10.3	Retirement Agreement, dated as of April 2, 2008, by and between Dr. Roger B. Saillant and Plug Power Inc. (4)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 1999
(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 29, 2006
(3)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 2000
(4)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 7, 2008
(5)	Furnished herewith

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008	PLUG POWER INC.

	by:	/s/ Andrew Marsh
Andrew Marsh
Chief Executive Officer

	by:	/s/ Gerald A. Anderson
Gerald A. Anderson
Chief Financial Officer