Form 10-Q
period 2008-06-30
PLUG POWER INC
filed 2008-08-07
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-27527

PLUG POWER INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3672377
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

968 ALBANY-SHAKER ROAD, LATHAM, NEW YORK 12110

(Address of Principal Executive Offices, including Zip Code)

(518) 782-7700

(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	X Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes				No

The number of shares of common stock, par value of $.01 per share, outstanding as of August 5, 2008 was 88,180,132.

PLUG POWER INC.
INDEX to FORM 10-Q
Page

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets - June 30, 2008 and December 31, 2007	3
Condensed Consolidated Statements of Operations - Three and six month periods ended June 30, 2008 and June 30, 2007 and
Cumulative Amounts from Inception	4
Condensed Consolidated Statements of Cash Flows - Six month periods ended June 30, 2008 and June 30, 2007 and Cumulative
Amounts from Inception	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	20
Item 4 - Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1 - Legal Proceedings	21
Item 1A - Risk Factors	21
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 4 - Submission of Matters to a Vote of Security Holders	22
Item 6 - Exhibits	22
Signatures	23
2

Plug Power Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$24,643,472	$ 12,076,938
Available-for-sale securities	103,238,520	153,623,670
Accounts receivable, less allowance of $20,740 in 2008 and $57,000 in 2007	5,689,976	4,337,856
Inventory	5,171,652	5,787,180
Government assistance receivable	205,507	270,600
Prepaid expenses and other current assets	1,236,707	2,720,915

Total current assets	140,185,834	178,817,159
Property, plant and equipment, net	20,208,304	21,064,795
Goodwill	50,185,530	51,399,497
Intangible assets, net	15,537,433	16,979,327
Other assets	161,772	130,940

Total assets	$226,278,873	$ 268,391,718

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,959,946	$ 4,636,997
Accrued expenses	6,060,551	5,509,804
Deferred revenue	4,442,768	3,341,341
Other current liabilities	2,038,465	1,423,188

Total current liabilities	15,501,730	14,911,330
Repayable government assistance	4,350,616	4,388,374
Other liabilities	165,629	191,540

Total liabilities	20,017,975	19,491,244
Stockholders' equity:
Class B Capital stock, a class of preferred stock, $0.01 par value per share; 5,000,000 shares authorized; 395,000 shares issued and outstanding
at June 30, 2008 and December 31, 2007	3,950	3,950
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
88,272,971 at June 30, 2008 and 87,882,922 at December 31, 2007	882,730	878,829
Additional paid-in capital	760,834,543	758,169,498
Accumulated other comprehensive income	6,534,828	7,810,558
Deficit accumulated during the development stage	(561,556,806)	(517,962,361)
Less common stock in treasury:
160,014 shares at June 30, 2008 and 0 shares at December 31, 2007	(438,347)	-

Total stockholders' equity	206,260,898	248,900,474

Total liabilities and stockholders' equity	$226,278,873	$ 268,391,718

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended		Cumulative
	June 30,		June 30,		Amounts

	2008	2007	2008	2007	from Inception

Product and service revenue	$ 1,130,300	$675,777	$1,980,634	$1,137,812	$ 37,422,515
Research and development contract revenue	3,702,439	3,331,325	6,588,991	5,499,468	82,056,224

Total revenue	4,832,739	4,007,102	8,569,625	6,637,280	119,478,739
Cost of product and service revenue	2,826,819	4,381,985	4,464,667	6,066,562	47,993,878
Cost of research and development contract
revenue	5,757,857	4,723,078	10,731,665	7,376,357	118,566,150
In-process research and development	-	-	-	-	12,026,640
Research and development expense	8,858,104	8,786,456	18,894,599	18,084,851	389,390,651
Selling, general and administrative expenses	8,421,723	4,985,181	14,882,510	9,035,738	114,980,550
Amortization of intangible assets	572,933	456,250	1,147,935	456,250	17,886,539
Operating loss	(21,604,697)	(19,325,848)	(41,551,751)	(34,382,478)	(581,365,669)
Interest income and net realized gains/ (losses)
from available-for-sale securities	656,859	2,643,710	2,777,784	6,517,333	45,135,226
Impairment loss on available-for-sale securities	(1,698,354)	-	(4,493,000)	-	(4,493,000)
Interest and other expense	(220,567)	(44,572)	(327,478)	(44,572)	(2,255,613)

Loss before equity in losses of affiliates	(22,866,759)	(16,726,710)	(43,594,445)	(27,909,717)	(542,979,056)
Equity in losses of affiliates	-	-	-	-	(18,577,750)

Net loss	$ (22,866,759)	$(16,726,710)	$(43,594,445)	$(27,909,717)	$ (561,556,806)

Loss per share:
Basic and diluted	$ (0.26)	$(0.19)	$(0.49)	$(0.32)

Weighted average number of common shares
outstanding	88,147,533	86,656,349	88,109,365	86,552,825

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	June 30,		Cumulative Amounts

	2008	2007	from Inception

Cash Flows From Operating Activities:
Net loss	$(43,594,445)	$(27,909,717)	$(561,556,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,166,726	1,778,896	36,197,301
Equity in losses of affiliates	-	-	18,577,750
Amortization of intangible asset	1,147,935	456,250	17,886,539
Noncash prepaid development costs	-	-	10,000,000
(Gain) loss on disposal of property, plant and equipment	(486)	-	39,428
In-kind services	-	-	1,340,000
Stock-based compensation	2,416,730	2,672,853	37,134,588
Provision for bad debts	-	-	92,670
Amortization of deferred grant revenue	-	-	(1,000,000)
Amortization and write-off of deferred rent	-	-	2,000,000
Impairment loss on available-for-sale securities	4,493,000	-	4,493,000
In-process research and development	-	-	7,042,640
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,379,144)	(665,908)	(5,404,902)
Government assistance receivable	57,756	111,186	636,281
Inventory	598,002	(45,121)	(3,950,382)
Prepaid expenses and other current assets	1,445,804	(517,286)	(2,115,008)
Accounts payable and accrued expenses	(527,154)	(2,207,968)	3,143,167
Government assistance payable	188,681	-	454,367
Deferred revenue	1,102,268	936,559	5,441,806

Net cash used in operating activities	(31,884,327)	(25,390,256)	(429,547,561)

Cash Flows From Investing Activities:
Cash paid for acquisitions, net	-	(47,228,232)	(19,267,125)
Purchase of property, plant and equipment	(1,108,543)	(1,178,248)	(38,032,123)
Proceeds from disposal of property, plant and equipment	15,173	-	344,802
Purchase of intangible asset	-	-	(9,624,500)
Investment in affiliate	-	-	(1,500,000)
Proceeds from maturities and sales of available-for-sale securities	182,691,837	391,217,364	2,512,117,115
Purchases of available-for-sale securities	(136,849,462)	(316,646,741)	(2,619,826,994)

Net cash provided by (used in) investing activities	44,749,005	26,164,143	(175,788,825)

Cash Flows From Financing Activities:
Proceeds from issuance of common and preferred stock	-	-	428,529,602
Proceeds from initial public offering, net	-	-	201,911,705
Stock issuance costs	-	-	(5,548,027)
Purchase of treasury stock	(349,664)	-	(349,664)
Proceeds from stock option exercises and employee stock purchase plan	110,464	175,950	11,352,814
Repayment of loans due to General Hydrogen Shareholders	-	(400,000)	(400,000)
Principal payments on long-term debt and capital lease obligations	-	-	(6,786,687)

Net cash (used in) provided by financing activities	(239,200)	(224,050)	628,709,743

Effect of exchange rate changes on cash	(58,944)	757,684	1,270,115
Increase in cash and cash equivalents	12,566,534	1,307,521	24,643,472
Cash and cash equivalents, beginning of period	12,076,938	26,899,866

Cash and cash equivalents, end of period	$24,643,472	$28,207,387	$24,643,472

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Operations Description of Business

     Plug Power Inc., together with its subsidiaries, is a development stage enterprise involved in the design, development and manufacture of fuel cell systems for stationary and motive markets worldwide. The Company is a development stage enterprise because substantially all of the Company's resources and efforts are aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability and the establishment of a market for the Company's products. The Company continues to experience significant net outflows of cash from operations and devotes significant efforts towards financial planning in order to forecast future cash spending and the ability to continue product research and development activities. Fuel cell technology within the Company's targeted markets, telecommunications, broadband, utility, and industrial un-interruptible power supply, as well as the mobile industrial equipment market entered into as a result of recent acquisitions, is still early in the technology adoption life cycle.

     The Company is organized in the State of Delaware and was originally formed as a joint venture between Edison Development Corporation and Mechanical Technology Incorporated on June 27, 1997. In 2007, the Company merged with and acquired all the assets, liabilities and equity of Cellex Power Products Inc. (Cellex) and General Hydrogen Corporation (General Hydrogen). With the integration of Cellex and General Hydrogen complete, Plug Power now offers GenDriveTM, a line of fuel cell power units for the material handling industry, along with our GenCore R product, a line of fuel cell power units used as backup power for multiple industries.

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

     Although the Company has a significant amount of available-for-sale securities, as described in the Company's most recently filed Form 10-K with the Securities and Exchange Commission, as of June 30, 2008, neither the Company nor any of its subsidiaries was an "investment company" pursuant to the Investment Company Act of 1940, as amended.

Liquidity

     The Company anticipates incurring substantial additional losses over at least the next several years and believes that its current cash, cash equivalents and available-for-sale securities balances will provide sufficient liquidity to fund operations for at least the next twelve months. The Company's cash requirements depend on numerous factors, including completion of our product development activities, our ability to commercialize our on-site energy products, market acceptance of our systems and other factors. The Company expects to devote substantial capital resources to continue its development programs directed at commercializing our energy products for worldwide use, hiring and training production staff, develop and expand manufacturing capacity and continue expanding our production and research and development activities. The Company expects to pursue the expansion of its operations through internal growth and strategic acquisitions and expects that such activities will be funded from existing cash, cash equivalents, available-for-sale securities, and the issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

     Included in available-for-sale securities is $58.3 million of auction rate securities at June 30, 2008 and $90.8 million at December 31, 2007. The auction rate securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate securities are structured to be tendered at par, at the investor's option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted. At June 30, 2008 the interest rates ranged from 0% to 2.9% on the auction rate securities. The Company expects to hold the auction rate securities until there is a successful auction or the Company may sell these securities on the open market. Given the lack of liquidity in the market for auction rate securities, the estimated fair value of these auction rate securities have become lower than their cost and, based on an analysis of other than temporary impairment factors, management has determined that this difference represents a decline in value that is other than temporary. As such, the Company had a third party valuation performed during the second quarter of 2008 and have adjusted the securities to the calculated fair value. Accordingly, the Company recorded an other than temporary impairment charge of $1.7 and $4.5 million, respectively in the three and six months ended June 30, 2008 in the condensed consolidated statements of operations. A continuation or worsening of these market conditions could further negatively impact the Company's results of operations and could have a significant negative affect on the Company's liquidity.

2. Basis of Presentation

     Principles of Consolidation: The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. It is the Company's policy to reclassify prior period consolidated financial statements to conform to current period presentation.

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

     The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company's December 31, 2007 audited consolidated financial statements. All other information has been derived from the Company's unaudited condensed consolidated financial statements for the periods as of and ending June 30, 2008 and 2007.

     Use of Estimates: U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Fair Value Measurements

     The Company adopted SFAS No. 157, "Fair Value Measurements" on January 1, 2008, for financial assets and financial liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures. Financial Accounting Standards Board Staff Position (FSP) No. 157-2 amends SFAS No. 157 to delay the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities. Nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing.

     SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels: Level 1 Inputs - Level 1 inputs are unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis.

     Level 2 Inputs - Level 2 inputs are inputs other than quoted prices included within Level 1. Level 2 inputs are observable either directly or indirectly. These inputs include: (a) Quoted prices for similar assets or liabilities in active markets; (b) Quoted prices for identical or similar assets or liabilities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or in which little information is released publicly; (c) Inputs other than quoted prices that are observable for the asset or liability; and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

     Level 3 Inputs - Level 3 inputs are unobservable inputs for an asset or liability. These inputs should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

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

     The following table summarizes the bases used to measure certain financial assets at fair value on a recurring basis in the condensed consolidated balance sheet:

Basis of Fair Value Measurements

		Quoted Prices in Active	Significant Other	Significant Unobservable
		Markets for Identical Items	Observable Inputs	Inputs

Balance at June 30, 2008	Total	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$ 103,238,520	$44,856,520	$-	$58,382,000

     The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs:

Fair Value
Measurements Using
Significant
Unobservable Inputs

Auction rate debt securities (level 3), beginning of period	$-
Transfers into level 3	62,875,000
Sales	-
Other than temporary impairment charge included in the condensed consolidated statements of operations for the
six months ended June 30, 2008	(4,493,000)

$58,382,000

The following summarizes the valuation technique for assets measured and recorded at fair value:

     Available-for-sale securities: For our level 1 securities, which represent Federal treasury securities, fair value is based on quoted market prices. The securities valued using unobservable inputs were the auction rate debt securities as the financial and capital markets have experienced significant dislocation and illiquidity in regard to this type of instrument and there is currently no secondary market for this type of security. During the second quarter of 2008, we contracted with a qualified third party to perform an independent valuation of the auction rate securities. The valuation of these auction rate securities was based upon factors specific to these securities, including duration, tax status (taxable or tax-exempt), credit quality, the existence of insurance wraps, and the composition of the underlying student loans (Federal Family Education Loan Program or private loans). Assumptions were made about future cash flows based upon interest rate formulas as described above. Also, the valuation included estimates of observable market data including yields or spreads of similar trading instruments, when available, or assumptions believed to be reasonable for non-observable inputs such as likelihood of redemption. The valuations of the securities were estimates as of the reporting date. Actual transactions involving these securities and/or future valuations could differ from the estimated fair value of these securities at June 30, 2008.

4. Per Share Amounts

     The Company reports net loss per basic and diluted common share in accordance with SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting loss per share. Basic earnings per common share are computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period, adjusted for unvested restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as convertible preferred stock, stock options, unvested restricted stock, and warrants) were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any, computed by dividing net earnings by the combination of dilutive common share equivalents, comprised of shares issuable under outstanding warrants and the Company's share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Since the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same.

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007

Numerator:
Net loss	$ (22,866,759)	$(16,726,710)	$ (43,594,445)	$(27,909,717)

Denominator:
Weighted average number of common shares	88,147,533	86,656,349	88,109,365	86,552,825

The dilutive potential common shares are summarized as follows:
			Six Months Ended
			June 30,

			2008	2007

Stock options			5,936,431	7,001,062
Unvested restricted stock			509,985	735,125
Preferred stock (1)			39,500,000	39,500,000
Warrants (2)			571,429	571,429

			46,517,845	47,807,616

(1)	The preferred stock amount represents the dilutive potential common shares of the 395,000 shares of Class B capital stock issued on June 29, 2006.

(2)	The warrants were granted to the shareholders of General Hydrogen as part of the acquisition of that company.

5. Goodwill and Intangible Assets

     Goodwill of $50,185,530 and $51,399,497 at June 30, 2008 and December 31, 2007, respectively, represents the excess of costs over fair value of Cellex and General Hydrogen net assets acquired during 2007 and H Power net assets acquired during 2003. The decrease in goodwill from December 31, 2007 to June 30, 2008 is related to the impact of foreign currency translation.

     The gross carrying amount and accumulated amortization of the Company's acquired identifiable intangible assets as of June 30, 2008 are as follows:

				Effect of
	Weighted Average	Gross Carrying	Accumulated	Foreign Currency
	Amortization Period	Amount	Amortization	Translation	Total

Acquired Technology	8 years	$15,900,000	$(2,616,205)	$1,399,471	$14,683,266
Customer Relationships	8 years	1,000,000	(145,833)	-	854,167

		$16,900,000	$(2,762,038)	$1,399,471	$15,537,433

6. Stockholders' Equity

Changes in stockholders' equity for the six months ended June 30, 2008 are as follows:

	Preferred Stock		Common Stock

								Deficit
						Accumulated		Accumulated
						Other		During the	Total	Total
					Additional Paid- Comprehensive		Treasury	Development	Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	in-Capital	Income (Loss)	Stock	Stage	Equity	Loss

December 31, 2007	395,000	$3,950	87,882,922	$ 878,829	$ 758,169,498	$ 7,810,558	$ -	$ (517,962,361)	$ 248,900,474

Net loss	-	-	-	-	-	-	-	(43,594,445)	(43,594,445)	(43,594,445)
Unrealized loss on foreign
currency translation	-	-	-	-	-	(1,225,955)	-	-	(1,225,955)	(1,225,955)
Net change in unrealized gain on
available-for-sale securities	-	-	-	-	-	(49,775)	-	-	(49,775)	(49,775)

Total comprehensive loss										(44,870,175)

Stock based compensation	-	-	328,767	3,288	2,480,498	-	-	-	2,483,786

Stock option exercises	-	-	3,435	34	3,401	-	-	-	3,435
Stock issued under employee
stock purchase plan	-	-	57,847	579	181,146	-	-	-	181,725

Restricted shares, forefeited	-	-	-	-	-	-	(88,683)	-	(88,683)

Treasury stock	-	-	-	-	-	-	(349,664)	-	(349,664)

June 30, 2008	395,000	$3,950	88,272,971	$ 882,730	$ 760,834,543	$ 6,534,828	$ (438,347)	$ (561,556,806)	$ 206,260,898

7. Supplemental Disclosures of Cash Flows Information

     The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the six months ended June 30, 2008 and 2007:

	June 30,	June 30,
	2008	2007

Stock-based compensation accrual impact	$ 53,070	$-
Change in unrealized gain/loss on available-for-sale securities	(49,775)	(30,025)
Decrease to broker for security purchase	-	(5,000,000)
Estimated fair value of net assets acquired and liabilities assumed	-	57,785,000

10

8. Repayable Government Assistance

     During the year ended December 31, 2000, the Company's wholly-owned subsidiary, Plug Power Canada Inc., formerly known as Cellex Power Products Inc., entered into an Industrial Research Assistance Program ("IRAP") Repayable Contribution Agreement with the National Research Council of Canada ("NRC") under which it received contributions totaling Cdn$500,000 for certain development activities. The agreement with the NRC provides for payment of royalties of up to 170% of the contributions received subject to certain conditions, payable quarterly, calculated at 3.5% of gross revenues. Plug Power Canada's repayment obligation to the NRC exists from July 1, 2002 to March 31, 2009. If by April 1, 2009, the total amount repaid to the NRC is less than the Cdn$500,000 contribution, then Plug Power Canada will continue to make the payments to the NRC until either the full Cdn$500,000 is repaid or until July 1, 2012, whichever comes first. The maximum liability under this repayment obligation is Cdn$850,000. If at any point Plug Power Canada's repayments reach this amount the obligation shall cease.

Plug Power Canada Inc. also entered into two agreements with Technology Partnerships Canada ("TPC") during the year ended

December 31, 2005 for the development of early market fuel cell applications. Under the former Cellex Power Products, Inc.'s TPC agreement, TPC will contribute the lesser of Cdn$9.5 million or 33% of eligible costs incurred during the period July 2004 to June 2009. Following the completion of the development project, TPC will be entitled to recover its investment through royalty payments of 2.06% of gross revenues during the period January 1, 2010 to December 31, 2017, or until a Cdn$42.2 million cap is reached, whichever occurs first. If, as of December 31, 2017, the cumulative royalty paid and owing has not reached Cdn$28.1 million, royalty payments will continue to be payable until Cdn$28.1 million is reached or until December 31, 2027, whichever occurs first. Under the former General Hydrogen (Canada) Corp.'s TPC agreement, TPC will contribute the lesser of Cdn$9.0 million or 32% of eligible costs incurred though June 2008. Following the completion of the development project, TPC will be entitled to recover its investment through royalty payments of 1.98% of revenues during the period January 1, 2009 to December 31, 2016. If, as of December 31, 2016, the cumulative royalty paid and owing has not reached Cdn$22.9 million, royalty payments will continue to be payable until Cdn$22.9 million is reached or until December 31, 2026, whichever occurs first.

     The Company has recorded the estimate of amounts owed under these arrangements as a debt, which includes accrued interest that is determined based on imputed interest rates. Royalty payments are recorded as a reduction of the debt. Accordingly, liabilities, including imputed interest, in the amount of $4.4 million, $311,000, $4.4 million and $214,000 have been recorded as repayable government assistance and current portion of repayable government assistance (other current liabilities), respectively, in the condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively. The imputed interest is recorded as interest expense in the condensed consolidated statement of operations.

9. Restructuring Charges

     On June 10, 2008, the Company adopted a restructuring plan to become a market and sales driven organization. The Company has refocused on the GenDrive TM motive power product where there has been significant customer interest in fuel cell power units. As part of the restructuring, the Company has reduced its workforce, cut back discretionary spending, and deferred non strategic projects. As a result of the reduced workforce and contract cancellation, the Company recorded restructuring charges in the second quarter of 2008 in the amount of $3,582,905 within selling, general and administrative expenses in the condensed consolidated statement of operations and $2,455,365 in accrued expenses in the condensed consolidated balance sheets.

The total restructuring costs are comprised of the following at June 30, 2008:
	Total Amount Expensed	Total Amount Paid	Remaining Accrual
Personnel Related	$3,218,805	$1,127,540	$2,091,265
Contract Cancellation	364,100	-	364,100

Total	$3,582,905	$1,127,540	$2,455,365

10. Recent Accounting Pronouncements

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115" (SFAS No. 159). This new standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. The Company adopted SFAS No. 159 on January 1, 2008 and did not choose the fair value option for any financial instruments upon the adoption of this standard. The adoption of this new standard did not have a material effect on its condensed consolidated results of operations, or liquidity.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51" (SFAS No. 160). This new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS No. 160 on January 1, 2009 and is currently evaluating the effect, if any, SFAS No. 160 will have on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations," (SFAS No. 141R). This new standard applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration. This standard replaces FASB

Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company plans to adopt SFAS No. 141R on January 1, 2009 and will apply the provisions of this standard on a prospective basis.

In December 2007, the FASB's Emerging Issues Task Force (EITF) issued EITF No. 07-01, "Accounting for Collaborative

Arrangements Related to the Development and Commercialization of Intellectual Property" (EITF No. 07-01). This new standard prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. The Company adopted EITF No. 07-01 on January 1, 2008 and the adoption did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

     In December 2007, the SEC issued Staff Accounting Bulletin No. 110, "Share-Based Payment" (SAB No. 110). SAB No. 110 amends SAB No. 107, "Share-Based Payment", and allows for the continued use, under certain circumstances, of the "simplified method" in developing an estimate of the expected term on stock options accounted for under the Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment (revised 2004)". SAB No. 110 is effective for stock options granted after December 31, 2007. The Company continued to use the "simplified method" in developing an estimate of the expected term on stock options granted in the first six months of 2008. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares of Common Stock have been publicly traded.

     In May 2008, the FASB issued SFAS No.162, "The Hierarchy of Generally Accepted Accounting Principles". This new standard identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This new standard mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. SFAS No. 162 is effective 60 days after the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not believe adoption of this new standard will have a material effect on its condensed consolidated financial statements, or liquidity.

     In June 2008, the FASB issued the FASB Staff Position (FSP) EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (FSP EITF No. 03-6-1). FSP EITF No. 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described in SFAS No. 128, "Earnings per Share". FSP EITF No. 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting FSP EITF No. 03-6-1 on its condensed consolidated financial statements.

11. Commitments and Contingencies

     On October 15, 2007 the Company and Wal-Mart Stores East, LP (Wal-Mart) signed an Early Commercial Purchase Agreement. Under this agreement, the Company will have certain commitments to provide for the maintenance/service of the units sold as well as supply of hydrogen to Wal-Mart for up to seven years from the date of installation and commissioning. As of June 30, 2008, no units have been commissioned.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007. In addition to historical information, this Form 10-Q and following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that our investments in auction rate securities may cause losses and affect the liquidity of these investments; the risk that the restructuring results in greater restructuring charges or less cost savings; the risk that the FCC does not adopt rules regarding back up power requirements; the risk that unit orders will not ship, be installed and/or convert to revenue, in whole or in part; our ability to develop commercially viable energy products; the cost and timing of developing our energy products; market acceptance of our energy products; our ability to manufacture energy products on a large-scale commercial basis; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our energy products; the cost and availability of fuel and fueling infrastructures for Plug Power's energy products; the ability to raise and provide the necessary capital to develop, manufacture and market our energy products; our ability to establish relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; our ability to protect our Intellectual Property; our ability to lower the cost of our energy products and demonstrate their reliability; the cost of complying with current and future governmental regulations; the impact of deregulation and restructuring of the electric utility industry on demand for our energy products; fluctuations in the trading price and volume of our common stock; and other risks and uncertainties discussed, but are not limited to, those set forth in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed on March 17, 2008 updated by Part II, Item 1A of this Form 10-Q. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

Overview

     Plug Power Inc., together with its subsidiaries, is a development stage enterprise involved in the design, development and manufacture of fuel cell systems for stationary and industrial-motive (forklift) markets worldwide. We are focused on the application of Proton Exchange Membrane, or PEM, fuel cell and fuel processing technologies from which we are developing multiple products. The Company is a development stage enterprise because substantially all of the Company's resources and efforts are aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability and the establishment of a market for the Company's products. The Company continues to experience significant net outflows of cash from operations and devotes significant efforts towards financial planning in order to forecast future cash spending and the ability to continue product research and development activities. Fuel cell technology within the Company's targeted markets, telecommunications, broadband, utility, and industrial un-interruptible power supply, as well as the mobile industrial equipment market recently entered into as a result of recent acquisitions, is still early in the technology adoption life cycle.

     We are currently offering our 5kW hydrogen fueled GenCore R back-up power product for commercial sale to telecommunications, uninterruptible power (UPS) and utility back-up applications, with a focus on wireless telecommunications. We are collaborating with Ballard Power Systems, under government contract, to evaluate alternative stack technology for future products.

     In 2007, we acquired Cellex Power Products, Inc. and General Hydrogen Corporation, both leaders in the design and integration of PEM fuel cell systems for forklift and industrial motive power products. We are currently conducting prototype field tests with these hydrogen fueled GenDrive TM systems that are intended to be a direct replacement for traditional lead-acid battery packs on indoor industrial forklift applications.

     Additionally, we continue to develop our GenSys R continuous power products. In 2007 we commissioned seventeen (17) 5kW LPG fueled "low-temperature" off-grid PEM systems in three (3) separate deployments, including a system trial in India with a large wireless carrier.

     As an extension of our GenSys R development work, we continue to develop technology in support of the automotive fuel cell market under a series of agreements with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd.

     We also form relationships with customers and enter into development and demonstration programs with government agencies and other energy providers. Many of our initial sales of GenCore R , GenDrive TM and GenSys R are contract-specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and lack of evidence of fair value for the separate elements. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the contractual terms as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. Our distributors have no special right of return, price protection allowances or other sales incentives. We do offer a discount from our manufacturer's suggested retail price to resellers to allow for the mark-up of the reseller.

     As we gain commercial experience, including field experience relative to service and warranty of our initial products, the fair values for the multiple elements within our future contracts may become determinable and we may, in future periods, recognize product revenue upon delivery or installation of the product, or we may continue to defer recognition, based on application of appropriate guidance within EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," or changes in the manner in which we structure contractual agreements, including our agreements with distribution partners.

     As of April 7, 2008, Dr. Roger B. Saillant retired as the Company's CEO and President. Mr. Andrew Marsh was appointed as the new CEO and President on April 8, 2008.

     Additionally, in May 2008, Sergey Polikarpov, a Class B director, resigned from the Company's Board of Directors and Smart Hydrogen appointed Michael McGuire to serve as a Class B director on the Company's Board of Directors. In July 2008, Sergey Batekhin and Lisa Rosenblum resigned as Class B directors and Smart Hydrogen appointed Dennis Pivnyuk and Andrew Dimitri to serve as Class B directors on the Company's Board of Directors. Pursuant to the Certificate of Designations dated June 28, 2006, Smart Hydrogen has the right to appoint up to four individuals to the Company's Board of Directors. The number of directors that Smart Hydrogen may appoint is based on the actual percentage of ownership of the Company's Class B stock. Currently, the size of the Company's Board of Directors is set at eleven members and Smart Hydrogen has the right to appoint four directors.

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

     Product and service revenue for the three months ended June 30, 2008 increased $455,000 or 67% to $1.1 million from $676,000 for the three months ended June 30, 2007. The increase is related to increased system shipments in 2008 and the revenue recognized on those shipments, partially offset by decreased revenue recognition for systems shipped prior to 2008. Additionally, we recognized approximately $265,000 and $47,000 of non-deferred revenue during the three months ended June 30, 2008 and 2007, respectively. This revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or services rendered.

     In the product and service revenue category, during the three months ended June 30, 2008 we shipped 92 fuel cell systems compared to 62 fuel cell systems during the three months ended June 30, 2007. In the three months ended June 30, 2008, we recognized $519,000 of revenue for products shipped or services rendered in the three months ended June 30, 2008 compared to $221,000 of revenue recognized in the three months ended June 30, 2007 for products shipped or services rendered in the three months ended June 30, 2007. Additionally, in the three months ended June 30, 2008 we recognized approximately $611,000 of product and services revenue originally deferred at December 31, 2007 whereas in the three months ended June 30, 2007 we recognized $455,000 of revenue originally deferred at December 31, 2006.

     Product and service revenue for the six months ended June 30, 2008 increased $843,000 or 74% to $2.0 million from $1.1 million for the six months ended June 30, 2007. The increase is related to increased system shipments in 2008 and the revenue recognized on those shipments, partially offset by decreased revenue recognition for systems shipped prior to 2008. Additionally, we recognized approximately $374,000 and $68,000 of non-deferred revenue during the six months ended June 30, 2008 and 2007, respectively. This revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or services rendered.

     In the product and service revenue category, during the six months ended June 30, 2008 we shipped 148 fuel cell systems compared to 103 fuel cell systems during the six months ended June 30, 2007. In the six months ended June 30, 2008, we recognized $680,000 of revenue for products shipped or services rendered in the six months ended June 30, 2008 compared to $289,000 of revenue recognized in the six months ended June 30, 2007 for products shipped or services rendered in the six months ended June 30, 2007. Additionally, in the six months ended June 30, 2008 we recognized approximately $1.3 million of product and services revenue originally deferred at December 31, 2007 whereas in the six months ended June 30, 2007 we recognized $849,000 of revenue originally deferred at December 31, 2006.

     Research and development contract revenue. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with our cost-sharing percentages generally ranging from 20% to 71% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. Revenue from fixed fee contracts is recognized on the basis of percentage of completion. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

     Research and development contract revenue for the three months ended June 30, 2008 increased to $3.7 million from $3.3 million in the three months ended June 30, 2007. The acquisitions of Cellex and General Hydrogen account for approximately $1.3 million of this increase. This increase was partially offset by a decline of nearly $1 million in contract revenue from our Latham facility. The decrease of contract revenue from our Latham facility is primarily related to the completion of contracts from prior years. In the research and development contract revenue category, during the three months ended June 30, 2008 we did not ship any fuel cell systems.

     Research and development contract revenue for the six months ended June 30, 2008 increased to $6.6 million from $5.5 million in the six months ended June 30, 2007. The acquisitions of Cellex and General Hydrogen account for approximately $1.9 million of this increase. This increase was partially offset by a decline of about $813,000 in contract revenue from our Latham facility. The decrease of contract revenue from our Latham facility is primarily related to the completion of contracts from prior years. In the research and development contract revenue category, during the six months ended June 30, 2008 we shipped 5 GenSys R fuel cell systems.

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

     Cost of product and service revenue for the three months ended June 30, 2008 decreased approximately $1.6 million to $2.8 million compared to $4.4 million in the three months ended June 30, 2007. The increase related to the number of shipments noted above was more than offset by the $2.0 million charge for certain future expected service and warranty costs for existing units in the field recorded in the second quarter of 2007.

     Cost of product and service revenue for the six months ended June 30, 2008 decreased approximately $1.6 million to $4.5 million compared to $6.1 million in the six months ended June 30, 2007. The increase related to the number of shipments noted above was more than offset by the $2.0 million charge for certain future expected service and warranty costs for existing units in the field recorded in the second half of 2007.

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

     Cost of research and development contract revenue for the three months ended June 30, 2008 increased $1.0 million to $5.7 million from $4.7 million in the three months ended June 30, 2007. The acquisitions of Cellex and General Hydrogen contributed approximately $1.4 million of this increase which was partially offset by a slight decline in costs from our Latham facility. This decline in costs from our Latham facility is not as large as expected as we begin to transition from research type projects into commercialization projects which require a higher level of cost sharing by the Company.

     Cost of research and development contract revenue for the six months ended June 30, 2008 increased $3.3 million to $10.7 million from $7.4 million in the six months ended June 30, 2007. The acquisitions of Cellex and General Hydrogen contributed approximately $2.0 million of this increase. The remainder of the increase, $1.3 million, was associated with increased cost share required on current projects as we focus on commercialization and transition out of research projects which require lower cost share.

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

     Research and development expense increased to $8.9 million for the three months ended June 30, 2008 from $8.8 million in the three months ended June 30, 2007. The acquisitions of Cellex and General Hydrogen contributed $1.7 million of additional research and development expense. This increase was partially offset by reductions in expense of the pre-acquisition business primarily related to our ability to receive increased third party funding to perform certain activities necessary to advance our understanding of various types of fuel cell systems consistent with our long-term goal of developing systems and applications. As a result of the receipt of funding for certain research and development programs, the related costs associated with these projects is included in cost of contract research and development revenue as described above.

     Research and development expense increased to $18.9 million for the six months ended June 30, 2008 from $18.1 million in the six months ended June 30, 2007. The acquisitions of Cellex and General Hydrogen contributed $3.9 million of additional research and development expense. This increase was partially offset by reductions in expense of the pre-acquisition business primarily related to our ability to receive increased third party funding to perform certain activities necessary to advance our understanding of various types of fuel cell systems consistent with our long-term goal of developing systems and applications. As a result of the receipt of funding for certain research and development programs, the related costs associated with these projects is included in cost of contract research and development revenue as described above.

     Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

     Selling, general and administrative expenses increased $3.4 million to $8.4 million for the three months ended June 30, 2008, compared to $5.0 million for the three months ended June 30, 2007. Approximately $3.6 million of the increase is related to the June 10, 2008 restructuring plan of the Company, which was partially offset by other cost reduction efforts throughout the Company.

     Selling, general and administrative expenses increased $5.9 million to $14.9 million for the six months ended June 30, 2008, compared to $9.0 million for the six months ended June 30, 2007. Approximately $2.8 million of the increase is related to the activities of the pre-acquisition business, which included approximately $3.0 million in charges related to the June 10, 2008 restructuring plan of the Company and other increased costs associated with retirement agreements and professional fees. The restructuring charges were partially offset by reduced headcount and cost savings initiatives. The total anticipated restructuring costs are $6.4 million and relate to personnel, contract cancellation and building lease related costs. The remaining $3.1 million of the increase is related to the acquisition of Cellex and General Hydrogen, which included $0.6 million in costs related to restructuring.

     Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company's acquired identifiable intangible assets from Cellex and General Hydrogen, including acquired technology and customer relationships, which are being amortized over 8 years.

     Amortization of intangible assets increased to $573,000 for the three months ended June 30, 2008, compared to $456,000 for the three months ended June 30, 2007. The increase is related to a full quarter worth of amortization of intangible assets during 2008 as compared to a partial quarter during 2007.

     Amortization of intangible assets increased to $1.1 million for the six months ended June 30, 2008, compared to $456,000 for the six months ended June 30, 2007. The increase is related to a full half-year worth of amortization of intangible assets during 2008 as compared to a partial half-year during 2007.

     Interest income and net realized gains/(losses) from available-for-sale securities. Interest income and net realized gains/(losses) from available-for-sale securities consists primarily of interest earned on our cash, cash equivalents and available-for-sale securities, as well as the net realized gain/loss from the sale of available-for-sale securities.

     Interest income and net realized gains/(losses) from available-for-sale securities decreased to $657,000 for the three months ended June 30, 2008 from $2.6 million for the three months ended June 30, 2007. This decrease is primarily related to lower cash balances, coupled with lower yields on our investments. This was partially offset by total net realized gains from the sale of available-for-sale securities which resulted in a gain of $0 and $42,000 for the three months ended June 30, 2008 and 2007, respectively.

     Interest income and net realized gains/(losses) from available-for-sale securities decreased to $2.8 million for the six months ended June 30, 2008 from $6.5 million for the six months ended June 30, 2007. This decrease is primarily related to lower cash balances, coupled with lower yields on our investments. This was partially offset by total net realized gains from the sale of available-for-sale securities which resulted in a gain of $392,000 and $96,000 for the six months ended June 30, 2008 and 2007, respectively.

     Impairment loss on available-for-sale securities. Included in available-for-sale securities and working capital at June 30, 2008 was $58.3 million of auction rate debt securities. Due to the liquidity issues in the credit and capital markets, the market for auction rate securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. The Company expects to hold these securities until there is a successful auction or the Company sells them in the open market. Securities similar to the auction rate securities held by the Company are currently trading at a discount on the open market.

     Given the lack of liquidity in the market for auction rate securities, the Company concluded that the estimated fair value of these securities has become lower than the cost of these securities, and, based on an analysis of the other than temporary impairment factors, management has determined that this difference represents a decline in fair value that is other than temporary. Accordingly, the Company recorded an other than temporary impairment charge of $1.7 and $4.5 million, respectively in the three and six months ended June 30, 2008 in the condensed consolidated statements of operations.

     Interest and other expenses. Interest and other expenses consists of interest on repayable government assistance amounts related to the activities of Cellex and General Hydrogen, and a foreign currency exchange loss.

     Interest and other expenses for the three months ended June 30, 2008 was approximately $221,000, compared to $45,000 for the three months ended June 30, 2007. The increase is related to a full quarter of expenses during 2008 as compared to a partial quarter of expenses during 2007.

     Interest and other expenses for the six months ended June 30, 2008 was approximately $327,000, compared to $45,000 for the six months ended June 30, 2007. The increase is related to a full half-year of expenses during 2008 as compared to a partial half-year of expenses during 2007.

     Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

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

Several key indicators of liquidity are summarized in the following table:

	Six	Six
	months	months	Year
	ended	ended	ended
	June 30,	June 30,	December 31,
(in tho us ands )	2008	2007	2007

Cash and cash equivalents at end of period	$ 24,643	$28,207	$ 12,077
Available-for-sale securities at end of period	103,239	162,623	153,624
Working capital at end of period	124,684	192,894	163,906
Net loss	43,594	27,910	60,571
Net cash used in operating activities	31,884	25,390	49,311
Purchase of property, plant and equipment	1,109	1,178	2,944

     Included in available-for-sale securities and working capital is $58.3 million, $48.8 million and $90.8 million of auction rate securities at June 30, 2008, June 30, 2007, and December 31, 2007, respectively. The auction rate securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate securities are structured to be tendered at par, at the investor's option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted. At June 30, 2008 the interest rates ranged from 0% to 2.9% on the auction rate securities. The Company expects to hold the auction rate securities until there is a successful auction or the Company may sell these securities in the open market. Given the lack of liquidity in the market for auction rate securities, the estimated fair value of these auction rate securities have become lower than their cost and, based on an analysis of other than temporary impairment factors, management has determined that this difference represents a decline in value that is other than temporary. As such, the Company had a third party independent valuation performed during the second quarter of 2008 and have adjusted the securities to the calculated fair value. Accordingly, the Company recorded an other than temporary impairment charge of $4.5 million for the six months ended June 30, 2008 in the condensed consolidated statement of operations. A continuation or worsening of these market conditions could further negatively impact the Company's results of operations and could have a significant negative affect on the Company's liquidity.

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

     In May 2008, the Company filed a lawsuit against UBS Financial Services Inc. and UBS AG, the financial advisor that placed the Company in certain auction rate securities held in the Company's investment portfolio. The lawsuit seeks a return of the $62.8 million of Company funds UBS invested in auction rate securities in contravention to the Company's investment policy, among other damages.

     Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of June 30, 2008, we had cash and cash equivalents of $24.6 million, available-for-sale securities of $103.2 million and working capital of $124.7 million.

     During the six months ended June 30, 2008, cash used for operating activities was $31.9 million, consisting primarily of a net loss of $43.6 million offset, in part, by non-cash expenses in the amount of $10.2 million, including $3.3 million for amortization and depreciation, $2.4 million for stock based compensation and a $4.5 million other than temporary impairment loss on available-for-sale securities. Cash provided by investing activities for the six months ended June 30, 2008 was $44.7 million, consisting of $45.8 million of maturities, net of purchases, of available-for-sale securities, offset by $1.1 million used to purchase property, plant and equipment. Cash used in financing activities was approximately $239,000.

     We have financed our operations from inception through June 30, 2008 primarily from the sale of equity (including those related to stock-based compensation), which has provided cash in the amount of $635.9 million since inception. Also since inception, cumulative net cash used in operating activities has been $429.5 million, and cash used in investing activities has been $175.8 million, including our purchase of property, plant and equipment of $38.0 million, our net investments in available-for-sale securities in the amount of $107.7 million, and cash used for acquisitions of $19.3 million, net of cash received.

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

     We refer to the policies and estimates set forth in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes or modifications to the policies since December 31, 2007, other than the adoption of SFAS No. 157, "Fair Value Measurements," as discussed in Note 3 to the unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115" (SFAS No. 159). This new standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. The Company adopted SFAS No. 159 on January 1, 2008 and did not choose the fair value option for any financial instruments upon the adoption of this standard. The adoption of this new standard did not have a material effect on its condensed consolidated results of operations, or liquidity.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51" (SFAS No. 160). This new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS No. 160 on January 1, 2009 and is currently evaluating the effect, if any, SFAS No. 160 will have on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations," (SFAS No. 141R). This new standard applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration. This standard replaces FASB

Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company plans to adopt SFAS No. 141R on January 1, 2009 and will apply the provisions of this standard on a prospective basis.

In December 2007, the FASB's Emerging Issues Task Force (EITF) issued EITF No. 07-01, "Accounting for Collaborative

Arrangements Related to the Development and Commercialization of Intellectual Property" (EITF No. 07-01). This new standard prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. The Company adopted EITF No. 07-01 on January 1, 2008 and the adoption did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

     In December 2007, the SEC issued Staff Accounting Bulletin No. 110, "Share-Based Payment" (SAB No. 110). SAB No. 110 amends SAB No. 107, "Share-Based Payment", and allows for the continued use, under certain circumstances, of the "simplified method" in developing an estimate of the expected term on stock options accounted for under the Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment (revised 2004)". SAB No. 110 is effective for stock options granted after December 31, 2007. The Company continued to use the "simplified method" in developing an estimate of the expected term on stock options granted in the first six months of 2008. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares of Common Stock have been publicly traded.

     In May 2008, the FASB issued SFAS No.162, "The Hierarchy of Generally Accepted Accounting Principles". This new standard identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This new standard mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. SFAS No. 162 is effective 60 days after the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not believe adoption of this new standard will have a material effect on its condensed consolidated financial statements, or liquidity.

     In June 2008, the FASB issued the FASB Staff Position (FSP) EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (FSP EITF No. 03-6-1). FSP EITF No. 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described in SFAS No. 128, "Earnings per Share". FSP EITF No. 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting FSP EITF No. 03-6-1 on its condensed consolidated financial statements.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The auction rate securities we hold are secured by student loan debt securities issued by various states, in the United States, or state agencies. The Federal government guarantees $56.7 million of these student loan debt securities. These auction rate securities are structured to be tendered at par, at the investor's option, at auctions occurring every 27-30 days. The auctions that occurred in January of 2008 were successful. However, due to the liquidity issues in the credit and capital markets, the market for auction rate securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We will continue to receive interest on these securities, subject to an interest rate cap for each security, until there is a successful auction or we sell the securities in the open market.

     The valuation of these auction rate securities is an estimate based upon factors specific to these securities, including duration, tax status (taxable or tax-exempt), credit quality, the existence of insurance wraps, and the composition of the underlying student loans (FFELP or private loans). Assumptions are made about future cash flows based upon interest rate formulas. Also, the valuation includes estimates of observable market data including yields or spreads of similar trading instruments, when available, or assumptions believed to be reasonable on non-observable inputs such as likelihood of redemption. The valuations of each individual security are estimates as of the reporting date. Actual transactions involving these securities and/or future valuations could differ from the estimated fair value at June 30, 2008.

     A portion of the Company's total revenue was attributable to our operations in Canada. Our exposure to changes in foreign currency rates primarily arises from short-term inter-company transactions with our Canadian subsidiaries and from client receivables in different currencies. Foreign sales are mostly made by our Canadian subsidiaries in their respective countries and are typically denominated in Canadian dollars. Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations. Accordingly, the Company's financial results are affected by risks such as currency fluctuations, particularly between the U.S. dollar and the Canadian dollar. As exchange rates vary, the Company's results can be materially affected.

     In addition, the Company may source inventory among its worldwide operations. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location as well as from the revaluation of intercompany balances. The Company mitigates this risk through local sourcing efforts.

ITEM 4-CONTROLS AND PROCEDURES (a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in internal controls over financial reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, our management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II-OTHER INFORMATION ITEM 1-LEGAL PROCEEDINGS

     In May 2008, the Company filed a lawsuit against UBS Financial Services Inc. and UBS AG, the financial advisor that placed the Company in certain auction rate securities held in the Company's investment portfolio. The lawsuit seeks a return of the $62.8 million of Company funds UBS invested in auction rate securities in contravention to the Company's investment policy, among other damages.

ITEM 1A-RISK FACTORS

The following risk factors are in addition to those included in our Annual Report on Form 10-K filed for the year ended December 31,

2007:

If we do not realize the expected benefits from our restructuring plans, our business prospects may suffer and our operating results and financial condition would be adversely affected.

     On June 10, 2008, the Company adopted a restructuring plan to become a market and sales driven organization. If we are unable to realize the benefits from our restructuring plan, our business prospects may suffer and our operating results and financial condition would be adversely affected.

Our financial results could be negatively impacted by impairments of goodwill or other intangible assets required by SFAS 142 and the application of future accounting policies or interpretations of existing accounting policies.

     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets referred to as "SFAS 142," we perform an annual assessment on goodwill and other intangible assets for impairment and also an assessment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below it's carrying amount. A downward revision in the fair value of one of our acquired businesses could result in impairments of goodwill under SFAS 142 and non-cash charges. Any charge resulting from the application of SFAS 142 could have a significant negative effect on our reported net loss. In addition, our financial results could be negatively impacted by the application of existing and future accounting policies or interpretations of existing accounting policies, any continuing impact of SFAS 142 or any negative impact relating to the application of Statement of Financial Accounting Standards No. 144, Accounting for the Improvement and Disposal of Long-Lived Assets.

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the six months ended June 30, 2008, we issued 151,145 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders ("Annual Meeting") held on May 21, 2008, our stockholders approved the following:

(1)	To elect the following directors as Class III Directors, each to hold office until the Company's 2011 annual meeting of stockholders and until such director's successor is duly elected and qualified:

		Against/		Broker
Nominee	For	Withheld	Abstain	NonVotes

Larry G. Garberding	60,901,878	3,379,308	-	-
Peter Woicke	60,910,008	3,371,178	-	-
(2) The ratification of KPMG LLP as the Company's independent registered public accounting firm for 2008:
		Against/		Broker
Independent Auditors	For	Withheld	Abstain	NonVotes

KPMG LLP	62,454,236	1,639,770	187,178	-

ITEM 6-EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.2 Certificate of Designations of Class B Capital Stock, a series of preferred stock, of Plug Power Inc. (2) 3.3 Amended and restated By-laws of Plug Power Inc. (2) 3.4 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Plug Power Inc. (3)

10.1	Executive Employment Agreement, dated as of May 5, 2008, by and between Gerard L. Conway, Jr. and Plug Power Inc. (4)

10.2	Executive Employment Agreement, dated as of May 5, 2008, by and between Mark A. Sperry and Plug Power Inc. (4)

31.1	and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)	Incorporated by reference to the Company's Form 10-K for the period ending December 31, 1999

(2)	Incorporated by reference to the Company's current Report on Form 8-K dated June 29, 2006

(3)	Incorporated by reference to the Company's Form 10-K for the period ending December 31, 2000

(4)	Furnished herewith

Signatures

     Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008	PLUG POWER INC.

	by:	/s/ Andrew Marsh

Andrew Marsh
Chief Executive Officer

	by:	/s/ Gerald A. Anderson

Gerald A. Anderson
Chief Financial Officer