Form 10-Q
period 2008-09-30
PLUG POWER INC
filed 2008-11-10
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

The number of shares of common stock, par value of $.01 per share, outstanding as of November 4, 2008 was 88,387,130.

PLUG POWER INC.

INDEX to FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – September 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations – Three and nine month periods ended September 30, 2008 and September 30, 2007 and Cumulative Amounts from Inception	4

Condensed Consolidated Statements of Cash Flows – Nine month periods ended September 30, 2008 and September 30, 2007 and Cumulative Amounts from Inception	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 – Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings	21

Item 1A – Risk Factors	21

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6 – Exhibits	22

Signatures	23

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$19,567,978	$12,076,938
Available-for-sale securities	96,761,583	153,623,670
Accounts receivable, less allowance of $9,922 in 2008 and $57,000 in 2007	3,090,520	4,337,856
Inventory	7,526,874	5,787,180
Government assistance receivable	200,027	270,600
Prepaid expenses and other current assets	1,105,390	2,720,915

Total current assets	128,252,372	178,817,159
Property, plant and equipment, net	19,106,874	21,064,795
Goodwill	49,361,315	51,399,497
Intangible assets, net	14,716,994	16,979,327
Other assets	169,504	130,940

Total assets	$211,607,059	$268,391,718

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,289,578	$4,636,997
Accrued expenses	6,914,000	5,509,804
Deferred revenue	3,881,696	3,341,341
Other current liabilities	2,495,441	1,423,188

Total current liabilities	17,580,715	14,911,330
Repayable government assistance	296,581	4,388,374
Other liabilities	393,401	191,540

Total liabilities	18,270,697	19,491,244
Stockholders’ equity:
Class B Capital stock, a class of preferred stock, $0.01 par value per share; 5,000,000 shares authorized; 395,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	3,950	3,950
Common stock, $0.01 par value per share; 245,000,000 shares authorized; Issued (including shares in treasury): 88,456,693 at September 30, 2008 and 87,882,922 at December 31, 2007	884,567	878,829
Additional paid-in capital	762,699,815	758,169,498
Accumulated other comprehensive income	5,702,887	7,810,558
Deficit accumulated during the development stage	(575,367,064)	(517,962,361)
Less common stock in treasury: 229,011 shares at September 30, 2008 and 0 shares at December 31, 2007	(587,793)	—

Total stockholders’ equity	193,336,362	248,900,474

Total liabilities and stockholders’ equity	$211,607,059	$268,391,718

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended Sept 30,		Nine months ended Sept 30,		Cumulative Amounts from Inception
	2008	2007	2008	2007
Product and service revenue	$1,270,978	$1,199,490	$3,251,612	$2,337,302	$38,693,493
Research and development contract revenue	2,783,302	3,335,541	9,372,293	8,835,009	84,839,526

Total revenue	4,054,280	4,535,031	12,623,905	11,172,311	123,533,019
Cost of product and service revenue	1,834,541	1,963,490	6,299,208	8,030,052	49,828,419
Cost of research and development contract revenue	3,794,321	5,198,167	14,525,986	12,574,524	122,360,471
In-process research and development	—	—	—	—	12,026,640
Research and development expense	7,703,000	9,361,831	26,597,599	27,446,682	397,093,651
Selling, general and administrative expenses	4,754,655	5,166,486	19,637,165	14,202,224	119,735,205
Amortization of intangible assets	562,668	571,914	1,710,603	1,028,164	18,449,207

Operating loss	(14,594,905)	(17,726,857)	(56,146,656)	(52,109,335)	(595,960,574)
Interest and other income and net realized gains (losses) from available-for-sale securities	1,860,206	2,760,053	4,637,990	9,277,386	46,995,432
Impairment loss on available-for-sale securities	(789,117)	—	(5,282,117)	—	(5,282,117)
Interest and other expense	(286,442)	(209,442)	(613,920)	(254,014)	(2,542,055)

Loss before equity in losses of affiliates	(13,810,258)	(15,176,246)	(57,404,703)	(43,085,963)	(556,789,314)
Equity in losses of affiliates	—	—	—	—	(18,577,750)

Net loss	$(13,810,258)	$(15,176,246)	$(57,404,703)	$(43,085,963)	$(575,367,064)

Loss per share:
Basic and diluted	$(0.16)	$(0.17)	$(0.65)	$(0.50)

Weighted average number of common shares outstanding	88,207,878	86,894,954	88,142,442	86,668,121

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2008		Cumulative Amounts from Inception
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(57,404,703)	$(43,085,963)	$(575,367,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,314,770	2,817,040	37,345,345
Equity in losses of affiliates	—	—	18,577,750
Amortization of intangible asset	1,710,603	1,028,164	18,449,207
Noncash prepaid development costs	—	—	10,000,000
(Gain) loss on disposal of property, plant and equipment	(2,912)	—	37,002
In-kind services	—	—	1,340,000
Stock-based compensation	4,147,154	4,085,293	38,865,012
Provision for bad debts	—	—	92,670
Amortization of deferred grant revenue	—	—	(1,000,000)
Amortization and write-off of deferred rent	—	—	2,000,000
Impairment loss on available-for-sale securities	5,282,117	—	5,282,117
Gain on settlement of repayable government assistance	(1,283,044)	—	(1,283,044)
In-process research and development	—	—	7,042,640
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,195,123	(2,243,114)	(2,830,635)
Government assistance receivable	57,149	652,167	635,674
Inventory	(1,761,516)	(506,660)	(6,309,900)
Prepaid expenses and other current assets	1,565,499	435,782	(1,995,313)
Accounts payable and accrued expenses	(549,927)	(800,436)	3,120,394
Repayable government assistance	275,497	457,606	541,183
Deferred revenue	782,303	1,470,758	5,121,841

Net cash used in operating activities	(42,671,887)	(35,689,363)	(440,335,121)

Cash Flows From Investing Activities:
Cash paid for acquisitions, net	—	(47,228,232)	(19,267,125)
Purchase of property, plant and equipment	(1,241,805)	(2,117,270)	(38,165,385)
Proceeds from disposal of property, plant and equipment	17,177	—	346,806
Purchase of intangible asset	—	—	(9,624,500)
Investment in affiliate	—	—	(1,500,000)
Proceeds from maturities and sales of available-for-sale securities	230,986,668	511,469,449	2,560,411,946
Purchases of available-for-sale securities	(179,291,394)	(436,183,051)	(2,662,268,926)

Net cash provided by (used in) investing activities	50,470,646	25,940,896	(170,067,184)

Cash Flows From Financing Activities:
Proceeds from issuance of common and preferred stock	—	—	428,529,602
Proceeds from initial public offering, net	—	—	201,911,705
Stock issuance costs	—	—	(5,548,027)
Purchase of treasury stock	(488,567)	—	(488,567)
Proceeds from stock option exercises and employee stock purchase plan	165,156	217,287	11,407,506
Repayment of loans due to General Hydrogen Shareholders	—	(400,000)	(400,000)
Principal payments on long-term debt and capital lease obligations	—	—	(6,786,687)

Net cash (used in) provided by financing activities	(323,411)	(182,713)	628,625,532

Effect of exchange rate changes on cash	15,692	1,202,678	1,344,751
Increase (decrease) in cash and cash equivalents	7,491,040	(8,728,502)	19,567,978
Cash and cash equivalents, beginning of period	12,076,938	26,899,866

Cash and cash equivalents, end of period	$19,567,978	$18,171,364	$19,567,978

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Description of Business

Plug Power Inc., together with its subsidiaries, is a development stage enterprise involved in the design, development and manufacture of fuel cell systems for stationary and motive markets worldwide. The Company is a development stage enterprise because substantially all of the Company’s resources and efforts are aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability and the establishment of a market for the Company’s products. The Company continues to experience significant net outflows of cash from operations and devotes significant efforts towards financial planning in order to forecast future cash spending and the ability to continue product research and development activities. Fuel cell technology within the Company’s targeted markets, the mobile industrial equipment market, telecommunications, broadband, utility, and industrial un-interruptible power supply is still early in the technology adoption life cycle.

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

Although the Company has a significant amount of available-for-sale securities, as described in the Company’s most recently filed Form 10-K with the Securities and Exchange Commission, as of September 30, 2008, neither the Company nor any of its subsidiaries was an “investment company” pursuant to the Investment Company Act of 1940, as amended.

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

Included in available-for-sale securities is $57.6 million of auction rate securities at September 30, 2008 and $90.8 million at December 31, 2007. The auction rate securities are secured by student loans, the vast majority of which are guaranteed by the Federal government. These auction rate securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted. At September 30, 2008 the interest rates ranged from 0.4% to 5.2% on the auction rate securities as compared to the interest rate range at June 30, 2008 from 0% to 2.9%. The Company expects to hold the auction rate securities until there is a successful auction, or the Company may sell these securities on the open market. Given the lack of liquidity in the market for auction rate securities, the estimated fair value of these auction rate securities have become lower than their cost and, based on an analysis of other than temporary impairment factors, management has determined that this difference represents a decline in value that is other than temporary. Accordingly, the Company recorded an other than temporary impairment charge of approximately $789,000 and $5.3 million, respectively, in the three and nine months ended September 30, 2008 in the condensed consolidated statements of operations. A continuation or worsening of these market conditions could further negatively impact the Company’s results of operations and could have a significant negative affect on the Company’s liquidity.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s December 31, 2007 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the periods as of and ending September 30, 2008 and 2007.

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

Level 2 Inputs – Level 2 inputs are inputs other than quoted prices included within Level 1. Level 2 inputs are observable either directly or indirectly. These inputs include: (a) Quoted prices for similar assets or liabilities in active markets; (b) Quoted prices for identical or similar assets or liabilities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or in which little information is released publicly; (c) Inputs other than quoted prices that are observable for the asset or liability; and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The following table summarizes the bases used to measure certain financial assets at fair value on a recurring basis in the condensed consolidated balance sheet:

Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at September 30, 2008	Total
Available-for-sale securities	$96,761,583	$39,168,700	$—	$57,592,883

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs:

Fair Value Measurements Using Significant Unobservable Inputs
Auction rate debt securities (level 3), beginning of period	$—
Transfers into level 3	62,875,000
Sales	—
Other than temporary impairment charge included in the condensed consolidated statements of operations for the nine months ended September 30, 2008	(5,282,117)

Fair value of auction rate securities at September 30, 2008	$57,592,883

The following summarizes the valuation technique for assets measured and recorded at fair value:

Available-for-sale securities: For our level 1 securities, which represent Federal treasury securities, fair value is based on quoted market prices. The securities valued using unobservable inputs were the auction rate debt securities as the financial and capital markets have experienced significant dislocation and illiquidity in regard to this type of instrument and there is currently no secondary market for this type of security, and there have been no successful auctions since early 2008. The valuation of these auction rate securities is an estimate based upon factors specific to these securities, including duration, tax status (taxable or tax-exempt), credit quality, the existence of insurance wraps, and the composition of the underlying student loans (Federal Family Education Loan Program or private loans). Assumptions were made about future cash flows based upon interest rate formulas as described above. Also, the valuation included estimates of market data including yields or spreads of similar trading instruments, when available, or assumptions believed to be reasonable for non-observable inputs such as likelihood of redemption. The valuations of the securities were estimates as of the reporting date. Actual transactions involving these securities and/or future valuations could differ from the estimated fair value of these securities at September 30, 2008.

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

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(13,810,258)	$(15,176,246)	$(57,404,703)	$(43,085,963)
Denominator:
Weighted average number of common shares	88,207,878	86,894,954	88,142,442	86,668,121

The dilutive potential common shares are summarized as follows:

	Nine Months Ended September 30,
	2008	2007
Stock options	6,228,772	6,695,824
Unvested restricted stock	416,437	821,212
Preferred stock (1)	39,500,000	39,500,000
Warrants (2)	571,429	571,429

	46,716,638	47,588,465

(1)	The preferred stock amount represents the dilutive potential common shares of the 395,000 shares of Class B capital stock issued on June 29, 2006.

(2)	The warrants were granted to the shareholders of General Hydrogen as part of the acquisition of that company.

5. Goodwill and Intangible Assets

Goodwill of $49,361,315 and $51,399,497 at September 30, 2008 and December 31, 2007, respectively, represents the excess of costs over fair value of Cellex and General Hydrogen net assets acquired during 2007 and H Power net assets acquired during 2003. The decrease in goodwill from December 31, 2007 to September 30, 2008 is related to the impact of foreign currency translation.

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of September 30, 2008 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Total
Acquired Technology	8 years	$15,900,000	$(3,147,623)	$1,141,700	$13,894,077
Customer Relationships	8 years	1,000,000	(177,083)	—	822,917

		$16,900,000	$(3,324,706)	$1,141,700	$14,716,994

6. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2008 are as follows:

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity	Total Comprehensive Loss
	Shares	Amount	Shares	Amount
December 31, 2007	395,000	$3,950	87,882,922	$878,829	$758,169,498	$7,810,558	$—	$(517,962,361)	$248,900,474
Net loss	—	—	—	—	—	—	—	(57,404,703)	(57,404,703)	(57,404,703)
Unrealized loss on foreign currency translation	—	—	—	—	—	(2,222,975)	—	—	(2,222,975)	(2,222,975)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	115,304	—	—	115,304	115,304

Total comprehensive loss										(59,512,374)

Stock based compensation	—	—	458,434	4,585	4,219,956	—	—	—	4,224,541
Stock option exercises	—	—	3,935	39	3,896	—	—	—	3,935
Stock issued under employee stock purchase plan	—	—	111,402	1,114	306,465	—	—	—	307,579
Restricted shares, forfeited (57,466 shares)	—	—	—	—	—	—	(99,226)	—	(99,226)
Treasury stock (171,545 shares)	—	—	—	—	—	—	(488,567)	—	(488,567)

September 30, 2008	395,000	$3,950	88,456,693	$884,567	$762,699,815	$5,702,887	$(587,793)	$(575,367,064)	$193,336,362

7. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the nine months ended September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Stock-based compensation accrual impact	$124,519	$—
Change in unrealized gain/loss on available-for-sale securities	115,304	229,581
Decrease to broker for security purchase	—	(5,000,000)
Settlement of repayable government assistance	2,716,598	—
Restricted shares forfeited	(99,226)	—

8. Repayable Government Assistance

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

The Company has recorded the estimate of amounts owed under this arrangement as a debt, which includes accrued interest that is determined based on imputed interest rates. Royalty payments are recorded as a reduction of the debt. Accordingly, liabilities relating to this agreement, including imputed interest, in the amount of $296,581 and $353,547, respectively, have been recorded as repayable government assistance and current portion of repayable government assistance (other current liabilities) in the condensed consolidated balance sheets as of September 30, 2008 and $572,473 and $213,500, respectively, have been recorded as repayable government assistance and current portion of repayable government assistance (other current liabilities) in the condensed consolidated balance sheets as of December 31, 2007. The imputed interest is recorded as interest expense in the condensed consolidated statement of operations.

General Hydrogen Corporation and its wholly owned subsidiary General Hydrogen (Canada) Corporation, and Cellex Power Products, Inc. each entered into agreements with Technology Partnerships Canada (“TPC”) during the year ended December 31, 2005 for the development of early market fuel cell applications. On December 31, 2007, General Hydrogen Corporation merged with Plug Power Inc. and, subsequently, Plug Power Inc. contributed the wholly owned subsidiary General Hydrogen (Canada) Corporation to Plug Power Canada Inc. On January 1, 2008, General Hydrogen (Canada) Corporation, Plug Power Canada Inc. and Cellex Power Products, Inc. amalgamated as Plug Power Canada Inc. Under the former Cellex Power Products, Inc.’s TPC agreement (the “Cellex TPC Agreement”), TPC would contribute the lesser of Cdn$9.5 million or 33% of eligible costs incurred during the period July 2004 to June 2009. Following the completion of the development project, TPC would be entitled to recover its investment through royalty payments of 2.06% of gross revenues during the period January 1, 2010 to December 31, 2017, or until a Cdn$42.2 million cap is reached, whichever occurred first. If, as of December 31, 2017, the cumulative royalty paid and owing had not reached Cdn$28.1 million, royalty payments would continue to be payable until Cdn$28.1 million was reached or until December 31, 2027, whichever occurred first. Under the former General Hydrogen Corporation and General Hydrogen (Canada) Corporation’s TPC agreement (the “General Hydrogen TPC Agreement”), TPC would contribute the lesser of Cdn$9.0 million or 32% of eligible costs incurred though June 2008. Following the completion of the development project, TPC would be entitled to recover its investment through royalty payments of 1.98% of revenues during the period January 1, 2009 to December 31, 2016. If, as of December 31, 2016, the cumulative royalty paid and owing has not reached Cdn$22.9 million, royalty payments would continue to be payable until Cdn$22.9 million was reached or until December 31, 2026, whichever occurred first.

On September 30, 2008 Plug Power Inc., Plug Power Canada Inc., and TPC entered into Assumption and Termination Agreements related to both the Cellex TPC Agreement and the General Hydrogen TPC Agreement. In consideration of the Assumption and Termination Agreements, Plug Power Inc. and Plug Power Canada Inc. have agreed to pay $2,716,598 to TPC on or before November 29, 2008. As a result of these Assumption and Termination Agreements, we have recorded the amount owed under this arrangement in current liabilities in the condensed consolidated balance sheet as of September 30, 2008. Prior to the termination, the Company had $3,974,576 recorded as repayable government assistance related to the Cellex TPC Agreement and the General Hydrogen TPC Agreement on the condensed consolidated balance sheets. The Company has also recorded a gain on the termination of these agreements in the amount of $1,283,044 in interest and other income and net realized gains (losses) from available-for-sale securities in the condensed consolidated statement of operations in the quarter ended September 30, 2008.

A liability, including imputed interest, in the amount of $3,815,890 was recorded as repayable government assistance in the condensed consolidated balance sheets as of December 31, 2007. The imputed interest is recorded as interest expense in the condensed consolidated statement of operations.

9. Restructuring Charges

On June 10, 2008, the Company adopted a restructuring plan to become a market and sales driven organization. The Company has refocused on the GenDrive ™ motive power product where there has been significant customer interest in fuel cell power units. As part of the restructuring, the Company has reduced its workforce, cut back discretionary spending, and deferred non strategic projects. As a result of the reduced workforce and contract cancellation, the Company recorded restructuring charges in the amount of $157,396 and $3,740,301 within selling, general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2008, respectively. At September 30, 2008, $469,606 remains as accrued expenses on the condensed consolidated balance sheets.

The accrued restructuring charges are comprised of the following at September 30, 2008:

	Total Amount Expensed Nine Months Ended September 30, 2008	Total Amount Paid Nine Months Ended September 30, 2008	Remaining Accrual at September 30, 2008
Personnel Related	$3,376,201	$3,270,695	$105,506
Contract Cancellation	364,100	—	364,100

Total	$3,740,301	$3,270,695	$469,606

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” (SFAS No. 141R). This new standard applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This standard replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company plans to adopt SFAS No. 141R on January 1, 2009 and will apply the provisions of this standard on a prospective basis. The Company is currently evaluating the impact of adopting SFAS No. 141R on its condensed consolidated financial statements.

In December 2007, the FASB’s Emerging Issues Task Force (EITF) issued EITF No. 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (EITF No. 07-01). This new standard prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. The Company adopted EITF No. 07-01 on January 1, 2008 and the adoption did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Share-Based Payment” (SAB No. 110). SAB No. 110 amends SAB No. 107, “Share-Based Payment”, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under the Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment (revised 2004)”. SAB No. 110 is effective for stock options granted after December 31, 2007. The Company continued to use the “simplified method” in developing an estimate of the expected term on stock options granted in the first nine months of 2008. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares of Common Stock have been publicly traded.

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles”. This new standard identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This new standard mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. SFAS No. 162 is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not believe adoption of this new standard will have a material effect on its condensed consolidated financial statements, or liquidity.

In June 2008, the FASB issued the FASB Staff Position (FSP) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF No. 03-6-1). FSP EITF No. 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described in SFAS No. 128, “Earnings per Share”. FSP EITF No. 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting FSP EITF No. 03-6-1 on its condensed consolidated financial statements.

11. Commitments and Contingencies

On October 15, 2007 the Company and Wal-Mart Stores East, LP (Wal-Mart) signed an Early Commercial Purchase Agreement for GenDrive units. Under this agreement, the Company has certain commitments to provide for the maintenance/service of the units sold as well as supply of hydrogen to Wal-Mart for up to seven years from the date of installation and commissioning. The Company also provides indemnification related to this agreement to Wal-Mart. As of September 30, 2008, all units sold to Wal-Mart have been placed in service.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007. In addition to historical information, this Form 10-Q and following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that our investments in auction rate securities may cause losses and affect the liquidity of these investments; the risk that the restructuring results in greater restructuring charges or less cost savings; the risk that the FCC does not adopt rules regarding back up power requirements; the risk that unit orders will not ship, be installed and/or convert to revenue, in whole or in part; our ability to develop commercially viable energy products; the cost and timing of developing our energy products; market acceptance of our energy products; our ability to manufacture energy products on a large-scale commercial basis; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our energy products; the cost and availability of fuel and fueling infrastructures for Plug Power’s energy products; the ability to raise and provide the necessary capital to develop, manufacture and market our energy products; our ability to establish relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; our ability to protect our Intellectual Property; our ability to lower the cost of our energy products and demonstrate their reliability; the cost of complying with current and future governmental regulations; the impact of deregulation and restructuring of the electric utility industry on demand for our energy products; fluctuations in the trading price and volume of our common stock; and other risks and uncertainties discussed, but are not limited to, those set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed on March 17, 2008 updated by Part II, Item 1A of this Form 10-Q. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

Overview

Plug Power Inc., together with its subsidiaries, is a development stage enterprise involved in the design, development and manufacture of fuel cell systems for stationary and industrial-motive (forklift) markets worldwide. We are focused on the application of Proton Exchange Membrane, or PEM, fuel cell and fuel processing technologies from which we are developing multiple products. The Company is a development stage enterprise because substantially all of the Company’s resources and efforts are aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability and the establishment of a market for the Company’s products. The Company continues to experience significant net outflows of cash from operations and devotes significant efforts towards financial planning in order to forecast future cash spending and the ability to continue product research and development activities. Fuel cell technology within the Company’s targeted markets, telecommunications, broadband, utility, and industrial un-interruptible power supply, as well as the mobile industrial equipment market is still early in the technology adoption life cycle.

We are currently offering our 5kW hydrogen fueled GenCore ® back-up power product for commercial sale to telecommunications, un-interruptible power (UPS) and utility back-up applications, with a focus on wireless telecommunications. We are collaborating with Ballard Power Systems, under a government contract, to evaluate alternative stack technology for future products.

We also offer our GenDrive™ industrial motive power products for sale on commercial terms. We are currently conducting prototype field tests with these hydrogen fueled GenDrive™ systems that are intended to be a direct replacement for traditional lead-acid battery packs on indoor industrial forklift applications.

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

We also form relationships with customers and enter into development and demonstration programs with government agencies and other energy providers. Many of our initial sales of GenCore ® , GenDrive ™ and GenSys ® are contract-specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and lack of evidence of fair value for the separate elements. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the contractual terms as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. Our distributors have no special right of return, price protection allowances or other sales incentives. We do offer a discount from our manufacturer’s suggested retail price to resellers to allow for the mark-up of the reseller.

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

In October 2008, Peter Woicke resigned from the Company’s Board of Directors effective immediately. Also in October 2008, J. Douglas Grant resigned from the Company’s Board of Directors to be effective the earlier of December 31, 2008 or the date on which the Board of Directors appoints his replacement. In November 2008, the Board of Directors of the Company appointed Jeffrey Drazan to serve as a director of the Company to replace Peter Woicke.

Results of Operations

Product and service revenue. We defer recognition of product and service revenue at the time of delivery and recognize revenue as the continued service, maintenance and other support obligations expire.

Many of our initial sales of product contain multiple obligations that may include a combination of fuel cell systems, continued service, maintenance and other support. While contract terms generally require payment shortly after delivery and installation of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the multiple obligations within our contractual arrangements are generally not accounted for separately based on our limited experience and lack of evidence of fair value of the different components. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months. In the case of our limited consignment sales, we do not begin recognizing revenue on a deferred basis until the customer has accepted the product, at which time the risks and rewards of ownership have transferred, the price is fixed and we have a reasonable expectation of collecting upon billing.

Product and service revenue for the three months ended September 30, 2008 increased $71,000, or 6%, to $1.3 million from $1.2 million for the three months ended September 30, 2007. The increase is related to increased system shipments and the revenue recognized on those shipments as well as an increase in non-deferred revenue. The non-deferred revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or services rendered.

In the product and service revenue category, during the three months ended September 30, 2008 we shipped 59 fuel cell systems compared to 25 fuel cell systems during the three months ended September 30, 2007. In the three months ended September 30, 2008, we recognized $710,000 of revenue for products shipped or services rendered in the three months ended September 30, 2008, which includes $317,000 of non-deferred revenue as compared to $653,000 of revenue recognized in the three months ended September 30, 2007 for products shipped or services rendered in the three months ended September 30, 2007, which includes $79,000 of non-deferred revenue. Additionally, in the three months ended September 30, 2008 we recognized approximately $561,000 of product and services revenue originally deferred at December 31, 2007, whereas in the three months ended September 30, 2007 we recognized $547,000 of revenue originally deferred at December 31, 2006.

Product and service revenue for the nine months ended September 30, 2008 increased $914,000, or 39%, to $3.2 million from $2.3 million for the nine months ended September 30, 2007. The increase is related to increased system shipments and the revenue recognized on those shipments as well as an increase in non-deferred revenue. The non-deferred revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or services rendered.

In the product and service revenue category, during the nine months ended September 30, 2008 we shipped 207 fuel cell systems compared to 128 fuel cell systems during the nine months ended September 30, 2007. In the nine months ended September 30, 2008, we recognized $1.5 million of revenue for products shipped or services rendered in the nine months ended September 30, 2008, which includes $690,000 of non-deferred revenue as compared to $900,000 of revenue recognized in the nine months ended September 30, 2007 for products shipped or services rendered in the nine months ended September 30, 2007, which includes $147,000 of non-deferred revenue. Additionally, in the nine months ended September 30, 2008 we recognized approximately $1.7 million of product and services revenue originally deferred at December 31, 2007, whereas in the nine months ended September 30, 2007 we recognized $1.4 million of revenue originally deferred at December 31, 2006.

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

Research and development contract revenue for the three months ended September 30, 2008 decreased to $2.8 million from $3.3 million in the three months ended September 30, 2007. This decrease is primarily related to the completion of contracts from prior years. In the research and development contract revenue category, during the three months ended September 30, 2008 we did not ship any fuel cell systems.

Research and development contract revenue for the nine months ended September 30, 2008 increased to $9.4 million from $8.8 million in the nine months ended September 30, 2007. This increase was primarily related to our acquisitions in 2007, which increased $2.2 million as a result of nine full months of operations in 2008 versus 2007, offset by a decrease of $1.6 million related to a completion of contracts from prior years. In the research and development contract revenue category, during the nine months ended September 30, 2008 we shipped 5 GenSys ® fuel cell systems.

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

Cost of product and service revenue for the three months ended September 30, 2008 decreased approximately $129,000 to $1.8 million compared to $2.0 million in the three months ended September 30, 2007. The increase related to the number of shipments noted above was more than offset by reduced service and warranty costs for existing units in the field.

Cost of product and service revenue for the nine months ended September 30, 2008 decreased approximately $1.7 million to $6.3 million compared to $8.0 million in the nine months ended September 30, 2007. The increase related to the number of shipments noted above was more than offset by the $2.0 million charge for certain future expected service and warranty costs for existing units in the field recorded in the second quarter of 2007.

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

Cost of research and development contract revenue for the three months ended September 30, 2008 decreased $1.4 million to $3.8 million from $5.2 million in the three months ended September 30, 2007. Nearly all of this decline is related to the decrease in research and development contract revenue resulting from completing contracts.

Cost of research and development contract revenue for the nine months ended September 30, 2008 increased $1.9 million to $14.5 million from $12.6 million in the nine months ended September 30, 2007. The acquisitions of Cellex and General Hydrogen contributed approximately $2.2 million of this increase which was partially offset by a decline of about $300,000 relating to the decrease in research and development contract revenue resulting from completing contracts.

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

Research and development expense decreased to $7.7 million for the three months ended September 30, 2008 from $9.4 million in the three months ended September 30, 2007. This decrease is primarily related to the corporate restructuring plan announced in June 2008, which included a reduced workforce and a reduction in non-strategic research and development projects.

Research and development expense decreased to $26.6 million for the nine months ended September 30, 2008 from $27.4 million in the nine months ended September 30, 2007. Approximately $5.2 million of this decrease was a direct result of the corporate restructuring plan announced in June 2008, which included a reduced workforce and a reduction in non-strategic research and development projects. This decrease was largely offset by an increase of $4.4 million, primarily due to a full nine month period of expense in 2008 related to the acquisition of Cellex and General Hydrogen, versus a partial nine month period in 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses decreased $412,000 to $4.8 million for the three months ended September 30, 2008, compared to $5.2 million for the three months ended September 30, 2007. This decrease is primarily related to the corporate restructuring plan announced in June 2008, which included a reduced workforce, partially offset by $157,000 in other restructuring charges recorded during the current quarter.

Selling, general and administrative expenses increased $5.4 million to $19.6 million for the nine months ended September 30, 2008, compared to $14.2 million for the nine months ended September 30, 2007. Approximately $3.7 million of the increase is related to the corporate restructuring plan announced in June 2008. The remainder of the increase is a direct result of a full nine month period of expense in 2008 related to the acquisition of Cellex and General Hydrogen, versus a partial nine month period in 2007.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets from Cellex and General Hydrogen, including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets decreased to $563,000 for the three months ended September 30, 2008, compared to $572,000 for the three months ended September 30, 2007. The decrease is related to foreign currency exchange fluctuations.

Amortization of intangible assets increased to $1.7 million for the nine months ended September 30, 2008, compared to $1.0 million for the nine months ended September 30, 2007. The increase is related to a full nine month period of amortization of intangible assets in 2008 as compared to a partial nine month period in 2007.

Interest and other income and net realized gains/(losses) from available-for-sale securities. Interest and other income and net realized gains/(losses) from available-for-sale securities consists primarily of interest earned on our cash, cash equivalents and available-for-sale securities, other income, and the net realized gain/loss from the sale of available-for-sale securities.

Interest and other income and net realized gains/(losses) from available-for-sale securities decreased to $1.9 million for the three months ended September 30, 2008 from $2.8 million for the three months ended September 30, 2007. This decrease is primarily related to lower cash balances, coupled with lower yields on our investments, particularly for the auction rate debt securities. This was partially offset by a $1.3 million gain relating to the termination of Technology Partnerships Canada (TPC) agreements with Cellex and General Hydrogen, as discussed above.

Interest and other income and net realized gains/(losses) from available-for-sale securities decreased to $4.6 million for the nine months ended September 30, 2008 from $9.3 million for the nine months ended September 30, 2007. This decrease is primarily related to lower cash balances, coupled with lower yields on our investments, particularly for the auction rate debt securities. This was partially offset by a $1.3 million gain relating to the termination of TPC agreements with Cellex and General Hydrogen, as discussed above.

Impairment loss on available-for-sale securities. Included in available-for-sale securities and working capital at September 30, 2008 was $57.6 million of auction rate debt securities. Due to the liquidity issues in the credit and capital markets, the market for auction rate securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. The Company expects to hold these securities until there is a successful auction or the Company sells them in the open market.

Given the lack of liquidity in the market for auction rate securities, the Company concluded that the estimated fair value of these securities has become lower than the cost of these securities, and, based on an analysis of the other than temporary impairment factors, management has determined that this difference represents a decline in fair value that is other than temporary. Accordingly, the Company recorded an other than temporary impairment charge of $789,000 and $5.3 million, respectively in the three and nine months ended September 30, 2008 in the condensed consolidated statements of operations.

Interest and other expense. Interest and other expense consists of interest on repayable government assistance amounts related to the activities of Cellex and General Hydrogen, and a foreign currency exchange gain/loss.

Interest and other expense for the three months ended September 30, 2008 was approximately $286,000, compared to $209,000 for the three months ended September 30, 2007.

Interest and other expense for the nine months ended September 30, 2008 was approximately $614,000, compared to $254,000 for the nine months ended September 30, 2007. The increase is related to the 2007 acquisitions and a full nine month period of expenses in 2008 as compared to a partial nine month period of expenses in 2007.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is not more likely than not that the tax benefits of the net operating loss carry forward will be realized.

Liquidity and Capital Resources

Our cash requirements depend on numerous factors, including completion of our product development activities, our ability to commercialize our on-site energy products, market acceptance of our systems and other factors. We expect to devote substantial capital resources to continue our development programs directed at commercializing our energy products for worldwide use, hiring and training our production staff, developing and expanding our manufacturing capacity and continuing to expand our production and our research and development activities. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions and expect that such activities will be funded from existing cash, cash equivalents and available-for-sale securities, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. We anticipate incurring substantial additional losses over at least the next several years and believe that our current cash, cash equivalents and available-for-sale securities balances will provide sufficient liquidity to fund operations for at least the next twelve months.

Several key indicators of liquidity are summarized in the following table:

(in thousands)	Nine months ended or at September 30, 2008	Nine months ended or at September 30, 2007	Year ended or at December 31, 2007
Cash and cash equivalents at end of period	$19,568	$18,171	$12,077
Available-for-sale securities at end of period	96,762	162,238	153,624
Working capital at end of period	110,672	180,542	163,906
Net loss	57,405	43,086	60,571
Net cash used in operating activities	42,672	35,689	49,311
Purchase of property, plant and equipment	1,242	2,117	2,944

Included in available-for-sale securities and working capital is $57.6 million, $74.8 million and $90.8 million of auction rate securities at September 30, 2008, September 30, 2007, and December 31, 2007, respectively. The auction rate securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted. At September 30, 2008, the interest rates ranged from 0.4% to 5.2% on the auction rate securities as compared to the interest rate range at June 30, 2008 from 0% to 2.9%. The Company expects to hold the auction rate securities until there is a successful auction or the Company may sell these securities in the open market. Given the lack of liquidity in the market for auction rate securities, the estimated fair value of these auction rate securities have become lower than their cost and, based on an analysis of other than temporary impairment factors, management has determined that this difference represents a decline in value that is other than temporary. Accordingly, the Company recorded an other than temporary impairment charge of $5.3 million for the nine months ended September 30, 2008 in the condensed consolidated statement of operations. A continuation or worsening of these market conditions could further negatively impact the Company’s results of operations and could have a significant negative affect on the Company’s liquidity.

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

In May 2008, the Company filed a lawsuit against UBS Financial Services Inc. and UBS AG (collectively, “UBS” or the “Defendant”), the financial advisor that placed the Company in certain auction rate securities held in the Company’s investment portfolio. The lawsuit seeks a return of the $62.8 million of Company funds UBS invested in auction rate securities in contravention to the Company’s investment policy, among other damages. On September 17, 2008, the United States District Court for the Northern District of New York denied the Defendant’s motion to dismiss the lawsuit and the parties are now proceeding with discovery. On August 8, 2008, UBS entered into settlements in principle with each of the Division of Enforcement of the Securities and Exchange Commission, the New York Attorney General, and other state agencies, to settle investigations of UBS by each of these agencies relating to the sale and marketing of auction rate securities. In connection with these settlements and pursuant to a prospectus issued October 7, 2008, UBS has offered to repurchase, at par, the auction rate securities held by its clients to whom UBS had marketed and sold such securities, including Plug Power. In the case of the auction rate securities held by Plug Power, the offer provides for a repurchase on or after June 30, 2010.

Holders of auction rate securities have until Friday, November 14, 2008 to accept the settlement offer, unless extended by UBS. In the event that Plug Power accepts the UBS offer, the Company would be required to discontinue all or part of its suit against UBS. The Company is carefully reviewing the terms of the offer. Plug Power believes that its position in the litigation is very strong and, should it not accept the settlement, it will aggressively pursue its litigation.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of September 30, 2008, we had cash and cash equivalents of $19.6 million, available-for-sale securities of $96.8 million and working capital of $110.7 million.

During the nine months ended September 30, 2008, cash used for operating activities was $42.7 million, consisting primarily of a net loss of $57.4 million offset, in part, by non-cash expenses in the amount of $13.2 million, including $5.0 million for amortization and depreciation, $4.2 million for stock based compensation, a $5.3 million other than temporary impairment loss on available-for-sale securities and a $1.3 million gain on termination of repayable government assistance. Cash provided by investing activities for the nine months ended September 30, 2008 was $50.5 million, consisting of $51.7 million of maturities, net of purchases, of available-for-sale securities, offset by $1.2 million used to purchase property, plant and equipment. Cash used in financing activities was approximately $323,000.

We have financed our operations from inception through September 30, 2008 primarily from the sale of equity (including those related to stock- based compensation), which has provided cash in the amount of $635.8 million since inception. Also since inception, cumulative net cash used in operating activities has been $440.3 million, and cash used in investing activities has been $170.1 million, including our purchase of property, plant and equipment of $38.2 million, our net investments in available-for-sale securities in the amount of $101.9 million, and cash used for acquisitions of $19.3 million, net of cash received.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes or modifications to the policies since December 31, 2007, other than the adoption of SFAS No. 157, “Fair Value Measurements,” as discussed in Note 3 to the unaudited condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” (SFAS No. 141R). This new standard applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This standard replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company plans to adopt SFAS No. 141R on January 1, 2009 and will apply the provisions of this standard on a prospective basis. The Company is currently evaluating the impact of adopting SFAS No. 141R on its condensed consolidated financial statements.

In December 2007, the FASB’s Emerging Issues Task Force (EITF) issued EITF No. 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (EITF No. 07-01). This new standard prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. The Company adopted EITF No. 07-01 on January 1, 2008 and the adoption did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Share-Based Payment” (SAB No. 110). SAB No. 110 amends SAB No. 107, “Share-Based Payment”, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under the Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment (revised 2004)”. SAB No. 110 is effective for stock options granted after December 31, 2007. The Company continued to use the “simplified method” in developing an estimate of the expected term on stock options granted in the first nine months of 2008. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares of Common Stock have been publicly traded.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This new standard identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This new standard mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. SFAS No. 162 is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not believe adoption of this new standard will have a material effect on its condensed consolidated financial statements, or liquidity.

In June 2008, the FASB issued the FASB Staff Position (FSP) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF No. 03-6-1). FSP EITF No. 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described in SFAS No. 128, “Earnings per Share”. FSP EITF No. 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting FSP EITF No. 03-6-1 on its condensed consolidated financial statements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash in government, government backed and interest-bearing investment-grade securities that we generally hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, other than with respect to auction rate securities, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

The auction rate securities we hold are secured by student loan debt securities issued by various states, in the United States, or state agencies. The Federal government guarantees $55.3 million of these student loan debt securities. These auction rate securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. The auctions that occurred in January of 2008 were successful. However, due to the liquidity issues in the credit and capital markets, the market for auction rate securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We will continue to receive interest on these securities, subject to an interest rate cap for each security, until there is a successful auction or we sell the securities in the open market.

The valuation of these auction rate securities is an estimate based upon factors specific to these securities, including duration, tax status (taxable or tax-exempt), credit quality, the existence of insurance wraps, and the composition of the underlying student loans (FFELP or private loans). Assumptions are made about future cash flows based upon interest rate formulas. Also, the valuation includes estimates of market data including yields or spreads of similar trading instruments, when available, or assumptions believed to be reasonable on non-observable inputs such as likelihood of redemption. The valuations of each individual security are estimates as of the reporting date. Actual transactions involving these securities and/or future valuations could differ from the estimated fair value at September 30, 2008.

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

In May 2008, the Company filed a lawsuit against UBS Financial Services Inc. and UBS AG (collectively, “UBS” or the “Defendant”), the financial advisor that placed the Company in certain auction rate securities held in the Company’s investment portfolio. The lawsuit seeks a return of the $62.8 million of Company funds UBS invested in auction rate securities in contravention to the Company’s investment policy, among other damages. On September 17, 2008, the United States District Court for the Northern District of New York denied the Defendant’s motion to dismiss the lawsuit and the parties are now proceeding with discovery.

On August 8, 2008, UBS entered into settlements in principle with each of the Division of Enforcement of the Securities and Exchange Commission, the New York Attorney General, and other state agencies, to settle investigations of UBS by each of these agencies relating to the sale and marketing of auction rate securities. In connection with these settlements and pursuant to a prospectus issued October 7, 2008, UBS has offered to repurchase, at par, the auction rate securities held by its clients to whom UBS had marketed and sold such securities, including Plug Power. In the case of the auction rate securities held by Plug Power, the offer provides for a repurchase on or after June 30, 2010.

Holders of auction rate securities have until Friday, November 14, 2008 to accept the settlement offer, unless extended by UBS. In the event that Plug Power accepts the UBS offer, the Company would be required to discontinue all or part of its suit against UBS. The Company is carefully reviewing the terms of the offer. Plug Power believes that its position in the litigation is very strong and, should it not accept the settlement, it will aggressively pursue its litigation.

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

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets referred to as “SFAS 142,” we perform an annual assessment on goodwill and other intangible assets for impairment and also an assessment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below it’s carrying amount. A downward revision in the fair value of one of our acquired businesses could result in impairments of goodwill under SFAS 142 and non-cash charges. Any charge resulting from the application of SFAS 142 could have a significant negative effect on our reported net loss. In addition, our financial results could be negatively impacted by the application of existing and future accounting policies or interpretations of existing accounting policies, any continuing impact of SFAS 142 or any negative impact relating to the application of Statement of Financial Accounting Standards No. 144, Accounting for the Improvement and Disposal of Long-Lived Assets.

NASDAQ may lift the temporary suspension of its continued listing requirements related to bid price and market value of shares, and we may not be able to comply with such requirements, which could result in our common stock being delisted from The NASDAQ Global Market.

On October 17, 2008, the NASDAQ Stock Market, citing “almost unprecedented turmoil” in U.S. and world financial markets issued a release temporarily suspending through January 16, 2009 its continued listing requirements related to minimum bid price set forth in Marketplace Rule 4310(c)(4) and market value of shares set forth in Marketplace Rule 4310(c)(7). There can be no assurance that the temporary suspension of such rules will be extended beyond January 16, 2009. If the suspension of such rules is lifted, there can be no assurance that we will be able to maintain compliance with the listing requirements. On October 31, 2008, the per share price of our common stock closed at $0.98 on the NASDAQ Global Market. If we are not able to maintain compliance with such continuing listing requirements after January 16, 2009, our stock may be delisted from The NASDAQ Global Market, which could have a negative effect on the price of our common stock, as well as on our ability to raise additional funds.

Adverse changes in general economic conditions in the United States or any of the major countries in which we do business could adversely affect our operating results.

As a global company, we are subject to the risks arising from adverse changes in global economic conditions. For example, as a result of the recent financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. economy has become increasingly uncertain. If economic growth in the United States and other countries’ economies is slowed, our current or potential customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition, which could materially and adversely affect our business, results of operations and financial condition.

We may be unable to liquidate our investments in auction rate debt securities due to recent disruptions in the financial markets.

Included in available-for-sale securities is $57.6 million of auction rate securities at September 30, 2008 and $90.8 million at December 31, 2007. The auction rate securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted. At September 30, 2008 the interest rates ranged from 0.4% to 5.2% on the auction rate securities. The Company expects to hold the auction rate securities until there is a successful auction or the Company may sell these securities on the open market. Given the lack of liquidity in the market for auction rate securities, the estimated fair value of these auction rate securities have become lower than their cost and, based on an analysis of other than temporary impairment factors, management has determined that this difference represents a decline in value that is other than temporary. Accordingly, the Company recorded an other than temporary impairment charge of approximately $789,000 and $5.3 million, respectively, in the three and nine months ended September 30, 2008 in the condensed consolidated statements of operations. A continuation or worsening of these market conditions could further negatively impact the Company’s results of operations and could have a significant negative affect on the Company’s liquidity.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2008, we issued 227,760 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

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

PLUG POWER INC.

Date: November 10, 2008	By:	/s/ Andrew Marsh
Andrew Marsh
Chief Executive Officer

	By:	/s/ Gerald A. Anderson
Gerald A. Anderson
Chief Financial Officer