Form 10-Q
period 2009-03-31
PLUG POWER INC
filed 2009-05-07
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value of $.01 per share, outstanding as of May 1, 2009 was 129,896,882.

PLUG POWER INC.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

 (Unaudited)

	March 31,	December 31,
	2009	2008
	Assets
Current assets:
Cash and cash equivalents	$15,997,671	$80,844,500
Trading securities - auction rate debt securities	55,700,648	52,650,654
Available-for-sale securities	72,717,155	23,843,950
Accounts receivable, less allowance of $70,497 in 2009 and $75,148 in 2008	1,677,353	2,151,121
Inventory	6,843,369	6,264,372
Prepaid expenses and other current assets	1,581,775	2,350,738
Total current assets	154,517,971	168,105,335
Restricted Cash	1,776,965	-
Property, plant and equipment, net	16,798,309	17,769,974
Investment in leased property	2,461,526	-
Auction rate debt securities repurchase agreement	7,174,352	10,224,346
Intangible assets, net	12,179,936	12,843,182
Other assets	201,242	169,130
Total assets	$195,110,301	$209,111,967

	Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,568,865	$3,274,972
Accrued expenses	4,199,496	9,945,316
Borrowings under line of credit	62,875,000	62,875,000
Current portion long term debt	284,638	-
Deferred revenue	4,547,661	5,425,270
Other current liabilities	363,305	413,837
Total current liabilities	73,838,965	81,934,395
Repayable government assistance	199,877	173,138
Long term debt	1,367,807	-
Other liabilities	1,108,822	1,140,312
Total liabilities	76,515,471	83,247,845
Stockholders’ equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
129,855,562 at March 31, 2009 and 128,164,003 at December 31, 2008	1,298,556	1,281,640
Additional paid-in capital	766,983,337	765,347,706
Accumulated other comprehensive loss	(620,835)	(359,253)
Deficit accumulated during the development stage	(647,819,834)	(639,662,385)
Less common stock in treasury:
954,667 shares at March 31, 2009 and 402,114 shares at December 31, 2008	(1,246,394)	(743,586)
Total stockholders’ equity	118,594,830	125,864,122
Total liabilities and stockholders’ equity	$195,110,301	$209,111,967

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

			Cumulative Amounts
	Three months ended March 31,
	2009	2008	from Inception
Product and service revenue	$1,282,722	$850,334	$41,391,898
Research and development contract revenue	1,338,678	2,886,552	90,039,933

Total revenue	2,621,400	3,736,886	131,431,831
Cost of product and service revenue	483,515	1,637,848	55,454,958
Cost of research and development contract
revenue	2,219,207	4,973,808	131,558,618
In-process research and development	-	-	12,026,640
Research and development expense	4,464,962	10,036,495	409,948,221
Selling, general and administrative expenses	3,238,864	6,460,787	131,670,055
Goodwill impairment	-	-	45,842,656
Amortization of intangible assets	506,198	575,002	19,469,756

Operating loss	(8,291,346)	(19,947,054)	(674,539,073)
Interest and other income and net realized gains
(losses) from available-for-sale securities	430,192	2,120,925	47,922,076
Change in fair value of auction rate securities repurchase agreement	(3,049,994)	-	7,174,352
Net unrealized gains (losses) on trading securities	3,049,994	-	3,049,994
Impairment loss on available-for-sale securities	-	(2,794,646)	(10,224,346)
Interest and other expense	(296,295)	(106,911)	(2,625,087)

Loss before equity in losses of affiliates	(8,157,449)	(20,727,686)	(629,242,084)
Equity in losses of affiliates	-	-	(18,577,750)

Net loss	$(8,157,449)	$(20,727,686)	$(647,819,834)

Loss per share:
Basic and diluted	$(0.06)	$(0.24)

Weighted average number of common shares
outstanding	128,472,637	88,071,196

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Cumulative Amounts from Inception
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(8,157,449)	$(20,727,686)	$(647,819,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	932,790	1,061,087	39,361,512
Equity in losses of affiliates	-	-	18,577,750
Amortization of intangible asset	506,198	575,002	19,469,756
Noncash prepaid development costs	-	-	10,000,000
Loss on disposal of property, plant and equipment	-	-	37,213
In-kind services	-	-	1,340,000
Stock-based compensation	469,122	1,219,825	43,777,553
Provision for bad debts	70,497	-	238,315
Amortization of deferred grant revenue	-	-	(1,000,000)
Amortization and write-off of deferred rent	-	-	2,000,000
Goodwill impairment charge	-	-	45,842,656
Impairment loss on available-for-sale securities	-	2,794,646	10,224,346
Net unrealized (gains) losses on trading securities	(3,049,994)	-	(3,049,994)
Change in fair value of auction rate debt securities repurchase agreement	3,049,994	-	(7,174,352)
Gain on termination of repayable government assistance	-	-	(1,232,522)
In-process research and development	-	-	7,042,640
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	399,822	240,714	(765,688)
Inventory	(578,997)	(806,843)	(5,648,634)
Prepaid expenses and other current assets	731,062	1,005,107	(2,573,302)
Accounts payable and accrued expenses	(6,302,853)	(1,231,770)	(1,263,833)
Deferred revenue	(877,475)	377,203	5,549,433
Net cash used in operating activities	(12,807,283)	(15,492,715)	(467,066,985)

Cash Flows From Investing Activities:
Cash paid for acquisitions, net	-	-	(19,267,125)
Purchase of property, plant and equipment	(14,809)	(570,153)	(38,357,030)
Investment in leased property	(2,461,526)	-	(2,461,526)
Restricted cash	(1,776,965)	-	(1,776,965)
Proceeds from disposal of property, plant and equipment	-	-	344,216
Purchase of intangible asset	-	-	(9,624,500)
Investment in affiliate	-	-	(1,500,000)
Proceeds from maturities and sales of available-for-sale securities	22,942,507	122,998,448	2,619,141,965
Purchases of available-for-sale securities	(71,880,092)	(67,261,648)	(2,754,571,396)
Net cash (used in) provided by investing activities	(53,190,885)	55,166,647	(208,072,361)

Cash Flows From Financing Activities:
Proceeds from issuance of common and preferred stock	-	-	428,529,602
Proceeds from initial public offering, net	-	-	201,911,705
Stock issuance costs	-	-	(5,548,027)
Purchase of treasury stock	(502,808)	(45,838)	(1,121,450)
Proceeds from stock option exercises and employee stock purchase plan	38,471	128,162	11,483,696
Cash released from escrow	-	-	-
Repayment of loans due to General Hydrogen Shareholders	-	-	(400,000)
Proceeds from borrowings under line of credit	-		62,875,000
Proceeds from long term debt	1,652,445	-	1,652,445
Repayment of government assistance	-	-	(2,235,244)
Principal payments on long-term debt and capital lease obligations	-	-	(6,786,687)
Net cash provided by financing activities	1,188,108	82,324	690,361,040

Effect of exchange rate changes on cash	(36,769)	(77,877)	775,977
Increase (decrease) in cash and cash equivalents	(64,846,829)	39,678,379	15,997,671
Cash and cash equivalents, beginning of period	80,844,500	12,076,938

Cash and cash equivalents, end of period	$15,997,671	$51,755,317	$15,997,671

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

Although the Company has a significant amount of available-for-sale securities, as described further below, as of March 31, 2009, neither the Company nor any of its subsidiaries was an “investment company” pursuant to the Investment Company Act of 1940, as amended.

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

Included in trading securities and working capital at March 31, 2009 and March 31, 2008, respectively, is $55.7 million and $52.7 million of auction rate debt securities. The auction rate debt securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate debt securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate debt securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted in accordance with the respective securities’ agreement. At March 31, 2009, the interest rates ranged from 0% to 13.0% on the auction rate debt securities as compared to the interest rate range at December 31, 2008 from 1.55% to 3.43%.

In December 2008, the Company entered into a Repurchase Agreement with a third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement), at their par value, from June 30, 2010 through July 2, 2012. The fair value of the Repurchase Agreement at its origination was $10.2 million and was recorded as income in the December 31, 2008 consolidated statement of operations.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2008.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the Company’s December 31, 2008 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the periods as of and ending March 31, 2009 and 2008.

Use of Estimates: The unaudited condensed interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements: In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This new standard identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This new standard mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. SFAS No. 162 is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not believe adoption of this new standard will have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

In January 2009, the FASB released Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-b and APB 28-a). This proposal amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements for the quarter ending June 30, 2009.

In March 2009, the FASB released Staff Position SFAS 157-e, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (SFAS 157-e). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, Fair Value Measurements. SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of SFAS 157-e during the quarter ending June 30, 2009 and does not believe adoption of this new standard will have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

In March 2009, the FASB issued Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, Recognition and Presentation of Other-Than-Temporary Impairments. This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Proposed Staff Position during the quarter ending June 30, 2009 and does not believe adoption of this new standard will have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

3. Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements on January 1, 2008, for financial assets and financial liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures. The Company adopted Financial Accounting Standards Board Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 on January 1, 2009, for nonfinancial assets and nonfinancial liabilities. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements for the quarter ended March 31, 2009.

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

The following table summarizes the bases used to measure certain financial assets at fair value on a recurring basis in the consolidated balance sheet:

Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Balance at March 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities – auction rate debt securities	$55,700,648	—	—	$55,700,648
Available-for-sale securities	$72,717,155	$72,717,155	—	—
Auction rate debt securities repurchase agreement	$7,174,352	—	—	$7,174,352

The following tables show reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the three months ended March 31, 2009:

Auction Rate Debt Securities
Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$52,650,654
Net gains (losses) on trading securities for the three months ended March 31, 2009	3,049,994

Fair value of trading securities - auction rate debt securities at March 31, 2009	$55,700,648

Auction Rate Debt Securities Repurchase Agreement
Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$10,224,346
Change in fair value of auction rate securities repurchase agreement	(3,049,994)

Fair value of auction rate debt securities repurchase agreement at March 31, 2009	$7,174,352

The following summarizes the valuation technique for assets measured and recorded at fair value:

Available-for-sale securities: For our level 1 securities, which represent Federal treasury securities, fair value is based on quoted market prices.

Trading securities – auction rate debt securities and auction rate debt securities repurchase agreement: The securities valued using unobservable inputs were the auction rate debt securities and auction rate debt securities repurchase agreement as the financial and capital markets have experienced significant dislocation and illiquidity in regard to these types of instruments and there is currently no secondary market for these types of securities. There have been no successful auctions since early 2008. The valuation of these auction rate debt securities and auction rate debt securities repurchase agreement is an estimate based upon factors specific to these securities, including duration, tax status (taxable or tax-exempt), credit quality, the existence of insurance wraps, and the composition of the underlying student loans (Federal Family Education Loan Program or private loans). Assumptions were made about future cash flows based upon interest rate formulas as described above. Also, the valuation included estimates of market data including yields or spreads of similar trading instruments, when available, or assumptions believed to be reasonable for non-observable inputs such as likelihood of redemption.  Actual transactions involving these securities and/or future valuations could differ from the estimated fair value of these securities at March 31, 2009.

4. Earnings Per Share

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

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(8,157,449)	$(20,727,686)
Denominator:
Weighted average number of common shares	128,472,637	88,071,196

The dilutive potential common shares are summarized as follows:

	Three Months Ended March 31,
	2009	2008
Stock options	6,128,761	4,825,782
Unvested restricted stock	10,000	843,473
Preferred stock (1)	-	39,500,000
Warrants (2)	571,429	571,429

	6,710,190	45,740,684

(1)

The preferred stock amount represents the dilutive potential common shares of the 395,000 shares of Class B capital stock issued on June 29, 2006, which were converted into 39,500,000 shares of common stock in December 2008.

(2)	The warrants were granted to the shareholders of General Hydrogen as part of the acquisition of that company.

5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets related to Cellex and General Hydrogen as of March 31, 2009 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Total
Acquired Technology	8 years	$15,900,000	$(4,105,672)	$(374,809)	11,419,519
Customer Relationships	8 years	1,000,000	(239,583)	—	760,417

		$16,900,000	$(4,345,255)	$(374,809)	$12,179,936

6. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2009 are as follows:

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Deficit Accumulated During the Development Stage	Total Stockholders' Equity	Total Comprehensive Loss
December 31, 2008	128,164,003	$1,281,640	$765,347,706	$(359,253)	402,114	$(743,586)	$(639,662,385)	$125,864,122

Net loss	-	-	-	-	-	-	(8,157,449)	(8,157,449)	(8,157,449)
Foreign currency translation loss	-	-	-	(197,202)	-	-	-	(197,202)	(197,202)
Unrealized loss on available-for-sale securities	-	-	-	(64,380)	-	-	-	(64,380)	(64,380)
Total comprehensive loss									(8,419,031)
Stock based compensation	1,585,568	15,856	1,528,580	-	-	-	-	1,544,436
Stock issued under employee stock purchase plan	105,991	1,060	107,051	-	-	-	-	108,111
Treasury stock purchases	-	-	-	-	552,553	(502,808)	-	(502,808)
March 31, 2009	129,855,562	$1,298,556	$766,983,337	$(620,835)	954,667	$(1,246,394)	$(647,819,834)	$118,594,830

7. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the three months ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Stock-based compensation accrual impact	$1,144,954	$77,119
Change in unrealized gain/loss on available-for-sale securities	(64,380)	(79,221)

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

The Company has recorded the estimate of amounts owed under this arrangement as a debt, which includes accrued interest that is determined based on imputed interest rates. Royalty payments are recorded as a reduction of the debt. Accordingly, liabilities relating to this agreement, including imputed interest, in the amount of $199,877 and $252,070 have been recorded as repayable government assistance and current portion of repayable government assistance (other current liabilities), respectively, in the consolidated balance sheets as of March 31, 2009 and $173,138 and $369,331 have been recorded as repayable government assistance and current portion of repayable government assistance (other current liabilities), respectively, in the  consolidated balance sheets as of December 31, 2008. The imputed interest is recorded as interest expense in the condensed consolidated statements of operations.

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

 On September 30, 2008, Plug Power Inc., Plug Power Canada Inc., and TPC entered into Assumption and Termination Agreements related to both the Cellex TPC Agreement and the General Hydrogen TPC Agreement. In consideration of the Assumption and Termination Agreements, Plug Power Inc. and Plug Power Canada Inc agreed to pay $2,235,244 to TPC.  As a result of this agreement, during the third quarter of 2008, the Company recorded a gain on the termination of these agreements in the amount of $1,232,522 in interest and other income and net realized gains from available-for-sale securities in the consolidated statements of operations.

9. Restructuring Charges

On June 10, 2008, the Company adopted a restructuring plan to become a market and sales driven organization. The Company has refocused on the GenDrive motive power product where there has been significant customer interest in fuel cell power units. As part of the restructuring, the Company has reduced its workforce, cut back discretionary spending, and deferred non strategic projects. As a result of changes in original estimates, the Company recorded an adjustment to accrued restructuring charges in the amount of $22,737 within selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2009. At March 31, 2009, $364,100 remains in accrued expenses on the condensed consolidated balance sheet.

The accrued restructuring charges relating to the June 2008 restructuring are comprised of the following at March 31, 2009:

	Accrued restructuring	Adjustments to accrued		Accrued restructuring
	charges at January 1, 2009	restructuring charges	Cash Payments	charges at March 31, 2009
Personnel Related	$38,621	$(22,737)	$(15,884)	$—
Contract Cancellation	364,100	—	—	364,100

Total	$402,721	$(22,737)	$(15,884)	$364,100

On December 18, 2008, the Company adopted a restructuring plan intended to focus the Company on revenue growth, improve organizational efficiency and position the Company for long-term profitability.  As part of this plan, the Company implemented a reduction in workforce by eliminating 90 positions in addition to terminating purchase commitments and charging off inventory related to lapsed product lines.  As a result of changes in original estimates, the Company recorded an adjustment to accrued restructuring charges in the amount of $113,632 within selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2009. At March 31, 2009, $1,201,487 remains in accrued expenses on the condensed consolidated balance sheets.

The accrued restructuring charges related to the December 2008 restructuring are comprised of the following at March 31, 2009:

	Accrued restructuring	Adjustments to accrued		Accrued restructuring
	charges at January 1, 2009	restructuring charges	Cash Payments	charges at March 31, 2009
Personnel Related	$2,653,597	$(113,632)	$(2,476,598)	$63,367
Contract Cancellation	1,336,767	—	(198,647)	1,138,120

Total	$3,990,364	$(113,632)	$(2,675,245)	$1,201,487

10. Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement

In December 2008, the Company entered into a Credit Line Agreement with a third-party lender with a maximum availability of $62.9 million.  As of March 31, 2009 and December 31, 2008, the Company has drawn down $62.9 million on this line of credit.  The Company’s auction rate debt securities included in trading securities on the condensed consolidated balance sheets are pledged as collateral for the Credit Line Agreement.  The fair value of the auction rate debt securities is $55.7 million and $52.7 million at March 31, 2009 and December 31, 2008, respectively. The Credit Line Agreement bears interest at a variable rate equal to the average rate of interest earned by the Company on the auction rate debt securities pledged as collateral for the Credit Line Agreement. The interest rate on the line of credit advances was 1.4% and 2.4% at March 31, 2009 and December 31, 2008, respectively.  Interest accrued on the advances on the Credit Line Agreement was $228,000 at March 31, 2009.

The advances on the Credit Line Agreement are repayable on demand by the third-party lender. If the third-party lender exercises its right to demand repayment of the advances under the Credit Line Agreement prior to June 30, 2010 (the date upon which the Company can first exercise its rights under the Repurchase Agreement discussed below), the third-party lender is required to arrange alternative financing on terms substantially the same as the Credit Line Agreement or the third party lender must repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement at their par value, which is $62.9 million at both March 31, 2009 and December 31, 2008.

In December 2008, the Company also entered into a Repurchase Agreement with the third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement.  The Company has elected to record this item at its fair value in accordance with SFAS No. 159.  At March 31, 2009 and December 31, 2008 the fair value of this item is approximately $7.2 million and $10.2 million, respectively, and is recorded as an asset on the condensed consolidated balance sheets.  The change in the fair value of the Repurchase Agreement for the three months ended March 31, 2009 was $3.0 million and is recorded as a net unrealized loss on the condensed consolidated statements of operations.

11. Debt

In March, 2009, the Company signed a $1.7 million promissory note issued by Key Equipment Finance Inc. for the purpose of financing its investment in equipment which will be leased to its customer, Central Grocers, beginning on April 1, 2009. Monthly installments of $32,900 are due through March 2014 and the note bears interest at a fixed rate of 7.23% per annum on a 360-day year. The Company was required to pledge $1.8 million in cash to collateralize the debt. This note is also secured by equipment that will be leased to Central Grocers as described in the Master Security Agreement and Collateral Schedule No. 01 dated as of March 20, 2009, together known as the Master Security Agreement.

The outstanding balance of the debt as of March 31, 2009 is $1.7 million and is recorded as current portion of long term debt and long term debt in the condensed consolidated balance sheets. Restricted cash and the amount of the corresponding pledge requirement as of March 31, 2009 was $1.8 million and is recorded as restricted cash in the condensed consolidated balance sheets. Principal payments due on long-term debt over the next five years are as follows: 2010, $227,000; 2011, $323,000; 2012, $347,000; 2013, $373,000; and 2014 $98,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2008. In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that our restructurings result in greater restructuring charges or less cost savings than anticipated; the risk that unit orders will not ship, be installed and/or convert to revenue, in whole or in part; our ability to develop commercially viable energy products; the cost and timing of developing our energy products; market acceptance of our energy products; our ability to manufacture energy products on a large-scale commercial basis; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our energy products; the cost and availability of fuel and fueling infrastructures for Plug Power's energy products; the ability to raise and provide the necessary capital to develop, manufacture and market our energy products; our ability to establish relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; our ability to protect our intellectual property; our ability to lower the cost of our  energy products and demonstrate their reliability; the cost of complying with current and future governmental regulations; fluctuations in the trading price and volume of our common stock; and other risks and uncertainties discussed, but are not limited to, those set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 16, 2009 as  updated by Part II, Item 1A of this Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

We currently offer our hydrogen fueled GenDrive power unit for commercial sale to material handling (forklift) applications, with a focus on multi-shift high volume manufacturing and high throughput distribution sites. We have sold, on commercial terms, two product offerings to target customers including Wal-Mart, Bridgestone Firestone and Nestle Waters. Our shipments to Central Grocers and Sysco Foods involve greenfield conversion sites.  Greenfield sites offer the potential for the greatest financial benefits to our customers by eliminating the need for customers to make capital investments in batteries and the associated chargers, storage and changing systems.

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

In 2008, manufacturing and sales support was given to our GenCore product which provides backup power to businesses and government in critical infrastructure, specifically in the wireless and wireline telecommunications market. We continue to work with certain established customers on future initiatives related to this product.

As an extension of our GenSys development work, we developed technology in support of the automotive fuel cell market under a series of agreements with Honda R&D Co Ltd. of Japan (Honda), a subsidiary of Honda Motor Co., Ltd. In 2009 we will continue to provide service for the current model of the Home Energy Station located at Honda’s Torrance, California facility.

We also form relationships with customers and enter into development and demonstration programs with government agencies and other energy providers. Many of our initial sales of GenCore, GenDrive and GenSys products are contract-specific arrangements containing multiple obligations that may include a combination of fuel cell systems, continued service, maintenance, a supply of hydrogen and other support. The multiple obligations within our contractual arrangements are not accounted for separately based on our limited commercial experience and lack of evidence of fair value for the separate elements. As a result, we defer recognition of product and service revenue and recognize revenue on a straight-line basis over the contractual terms as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve (12) to thirty (30) months or in some cases as long as eight (8) years. See “Critical Accounting Policies and Estimates—Revenue Recognition.” Our customers have no special right of return, price protection allowances or other sales incentives. We do offer a discount from our manufacturer’s suggested retail price to resellers to allow for the mark-up of the reseller.

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

Recent Developments

Goodwill Impairment. The Company performs its annual goodwill assessment under SFAS 142 at the date of its fiscal year end.  As a result of this assessment, during the fourth quarter of 2008, the Company determined that a goodwill impairment had occurred and recorded a non-cash goodwill impairment charge of $45.8 million in the consolidated statement of operations.

 Credit Line Agreement and Auction Rate Security Repurchase Agreement. In December 2008, the Company entered into a Credit Line Agreement with a third-party lender with a maximum availability of $62.9 million.  As of December 31, 2008, the Company has drawn down $62.9 million on this line of credit.  The Company’s auction rate debt securities included in trading securities on the condensed consolidated balance sheets are pledged as collateral for the Credit Line Agreement.  The fair value of the auction rate debt securities is $55.7 million and $52.7 million at March 31, 2009 and December 31, 2008, respectively. The Credit Line Agreement bears interest at a variable rate equal to the average rate of interest earned by the Company on the auction rate debt securities pledged as collateral for the Credit Line Agreement. The interest rate on the line of credit advances was 1.4% and 2.4% at March 31, 2009 and December 31, 2008, respectively.  Interest accrued on the advances on the Credit Line Agreement was $228,000 at March 31, 2009.

The advances on the Credit Line Agreement are repayable on demand by the third-party lender. If the third-party lender exercises its right to demand repayment of the advances under the Credit Line Agreement prior to June 30, 2010 (the date upon which the Company can first exercise its rights under the Repurchase Agreement discussed below), the third-party lender is required to arrange alternative financing on terms substantially the same as the Credit Line Agreement or the third party lender must repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement at their par value, which is $62.9 million at both March 31, 2009 and December 31, 2008.

In December 2008, the Company also entered into a Repurchase Agreement with the third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement.  The Company has elected to record this item at its fair value in accordance with SFAS No. 159.  At March 31, 2009 and December 31, 2008 the fair value of this item is approximately $7.2 million and $10.2 million, respectively, and is recorded as an asset on the condensed consolidated balance sheets.  The change in the fair value of the Repurchase Agreement for the three months ended March 31, 2009 was $3.0 million and is recorded as a net unrealized loss on the condensed consolidated statements of operations.

Debt. In March, 2009, the Company signed a $1.7 million promissory note issued by Key Equipment Finance Inc. for the purpose of financing its investment in property which will be leased to Central Grocers beginning on April 1, 2009. Monthly installments of $32,900 are due through March 2014 and the note bears interest at a fixed rate of 7.23% per annum on a 360-day year. The Company was required to pledge $1.8 million in cash to collateralize the debt. This note is also secured by equipment that will be leased to Central Grocers as described in the Master Security Agreement and Collateral Schedule No. 01 dated as of March 20, 2009, together known as the Master Security Agreement.

The outstanding balance of the debt as of March 31, 2009 is $1.7 million and is recorded as current portion of long term debt and long term debt in the condensed consolidated balance sheets. Restricted cash and the amount of the corresponding pledge requirement as of March 31, 2009 was $1.8 million and is recorded as restricted cash in the condensed consolidated balance sheets. Principal payments due on long-term debt over the next five years are as follows: 2010, $227,000; 2011, $323,000; 2012, $347,000; 2013, $373,000; and 2014 $98,000.

Restructuring. On June 10, 2008, the Company adopted a restructuring plan to become a market and sales driven organization. The Company has refocused on the GenDrive motive power product where there has been significant customer interest in fuel cell power units. As part of the restructuring, the Company has reduced its workforce, cut back discretionary spending, and deferred non strategic projects. As a result of changes in original estimates, the Company recorded an adjustment to accrued restructuring charges in the amount of $22,737 within selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2009. At March 31, 2009, $364,100 remains in accrued expenses on the condensed consolidated balance sheet.

On December 18, 2008, the Company adopted a restructuring plan intended to focus the Company on revenue growth, improve organizational efficiency and position the Company for long-term profitability.  As part of this plan, the Company implemented a reduction in workforce by eliminating 90 positions in addition to terminating purchase commitments and charging off inventory related to lapsed product lines.  As a result of changes in original estimates, the Company recorded an adjustment to accrued restructuring charges in the amount of $113,632 within selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2009. At March 31, 2009, $1,201,487 remains in accrued expenses on the condensed consolidated balance sheets.

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

Product and service revenue for the three months ended March 31, 2009 increased approximately $432,000, or 51%, to $1.3 million from approximately $850,000 for the three months ended March 31, 2008. The increase is primarily related to increased revenue from prior period system shipments now being recognized as well as an increase in non-deferred revenue. The non-deferred revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or delivered or after services are rendered.

In the product and service revenue category, during the three months ended March 31, 2009, we shipped 153 fuel cell systems (13 are related to sales to end customers and 140 were delivered to Central Grocers under a lease arrangement whereby Plug Power retains title and ownership of the equipment and revenue recognition will not begin until the second quarter of 2009) as compared to 56 fuel cell systems shipped during the three months ended March 31, 2008. In the three months ended March 31, 2009, we recognized approximately $226,000 of revenue for products shipped or delivered or services rendered in the three months ended March 31, 2009, which includes approximately $210,000 of non-deferred revenue as compared to approximately $160,000 of revenue recognized in the three months ended March 31, 2008 for products shipped or delivered or services rendered in the three months ended March 31, 2008, which includes approximately $109,000 of non-deferred revenue. Additionally, in the three months ended March 31, 2009 we recognized approximately $1.1 million of product and services revenue from fuel cell shipments made prior to 2009, whereas in the three months ended March 31, 2008 we recognized approximately $690,000 of product and service revenue from fuel cell shipments made prior to 2008.

 Research and development contract revenue. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with our cost-sharing percentages generally ranging from 20% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. Revenue from fixed fee contracts is recognized on the basis of percentage of completion. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Research and development contract revenue for the three months ended March 31, 2009 was $1.3 million compared to $2.9 million for the three months ended March 31, 2008. The decrease of $1.5 million or 53.6% is primarily related to the completion and near completion of funded projects in both the United States and Canada.

Cost of product and service revenue. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations.

Cost of product and service revenue for the three months ended March 31, 2009 decreased $1.2 million to approximately $484,000 compared to $1.6 million in the three months ended March 31, 2008. The decrease is related to the accounting treatment for the product and service fuel cell system shipments for the first quarter of 2009. Although product and service fuel cell system shipments were 153 for the three months ended March 31, 2009 as compared to 56 for the three months ended March 31, 2008, 140 of the 153 shipments will be accounted for under a lease arrangement commencing in the second quarter of 2009.  Therefore, no cost of product and service revenue was recognized on those shipments in the three months ended March 31, 2009.

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

Cost of research and development contract revenue for the three months ended March 31, 2009 decreased $2.8 million, or 55.4%, to $2.2 million compared to $5.0 million in the three months ended March 31, 2008. This decrease reflects a reduced effort on funded contracts due to the completion or near completion of several  major contracts in the United States and Canada.

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

Research and development expense decreased to $4.5 million for the three months ended March 31, 2009 compared to $10.0 million in the three months ended March 31, 2008. This decrease was a direct result of the corporate restructuring plans announced in June and December of 2008, which included a reduced workforce and a reduction in non-strategic research and development projects.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2009 decreased to $3.2 million compared to $6.5 million in the three months ended March 31, 2008. This decrease was a direct result of the corporate restructuring plans announced in June and December of 2008.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets from Cellex and General Hydrogen, including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets was approximately $506,000 for the three months ended March 31, 2009, compared to $575,000 for the three months ended March 31, 2008. The decrease is related to foreign currency fluctuations.

Interest and other income and net realized gains/(losses) from available-for-sale securities. Interest and other income and net realized gains/(losses) from available-for-sale securities consists primarily of interest earned on our cash, cash equivalents, available-for-sale and trading securities, other income, and the net realized gain/loss from the sale of available-for-sale securities.

Interest and other income and net realized gains/(losses) from available-for-sale securities decreased to approximately $430,000 for the three months ended March 31, 2009 from $2.1 million for the three months ended March 31, 2008. This decrease is primarily related to lower cash balances coupled with lower yields on our investments due to a declining rate environment. Total net realized gains/losses from the sale of available-for-sale securities was $0 for the three months ended March 31, 2009 and a net gain of $392,000 for the three months ended March 31, 2008. Interest income on trading securities for the three months ended March 31, 2009 was $308,000.

Impairment loss on available-for-sale securities. Due to the liquidity issues in the credit and capital markets, the market for auction rate debt securities began experiencing auction failures in February 2008, and there have been no successful auctions for the securities held in our portfolio since the failures began. Given the lack of liquidity in the market for auction rate debt securities, the Company concluded that the estimated fair value of these securities had become lower than the cost of these securities, and, based on an analysis of the other than temporary impairment factors, management determined that this difference represented a decline in fair value that was other than temporary. Accordingly, the Company recorded an other than temporary impairment charge of $2.8 million in the three months ended March 31, 2008 in the condensed consolidated statements of operations.

As a result of the Repurchase Agreement entered into with a third party lender in December 2008, the Company reclassified the auction rate debt securities from available-for-sale securities to trading securities.  The net unrealized gains on trading securities for the three months ended March 31, 2009 was $3.0 million.

Interest and other expense. Interest and other expense consists of interest on repayable government assistance amounts related to the activities of Cellex and General Hydrogen, interest related to the Line of Credit Agreement, and foreign currency exchange gain/(loss).

Interest and other expense for the three months ended March 31, 2009 was approximately $296,000, compared to $107,000 for the three months ended March 31, 2008. Interest expense related to the Credit Line Agreement was $228,000 and $0, respectively for the three months ended March 31, 2009 and 2008.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

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

Several key indicators of liquidity are summarized in the following table:

(in thousands)	Three months ended or at March 31, 2009	Three months ended or at March 31, 2008	Year ended or at December 31, 2008
Cash and cash equivalents at end of period	$15,998	$51,755	$80,845
Trading securities – auction rate debt securities at end of period	55,701	—	52,651
Available-for-sale securities at end of period	72,717	95,013	23,844
Working capital at end of period	80,679	145,455	86,171
Net loss	8,157	20,728	121,700
Net cash used in operating activities	12,807	15,493	56,596
Purchase of property, plant and equipment	15	570	1,419

 Included in trading securities and working capital at March 31, 2009 and December 31, 2008 and in available-for-sale securities and working capital at March 31, 2008, respectively, is $55.7 million, $52.7 million and $60.1 million of auction rate debt securities. The auction rate debt securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate debt securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate debt securities began experiencing auction failures in February 2008, and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted in accordance with the respective securities agreement. At March 31, 2009, the interest rates ranged from 0% to 13.0% on the auction rate debt securities. See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement.

 The Company has pledged these securities as collateral to a third-party lender for a Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement) entered into in December 2008. Given the lack of liquidity in the market for auction rate debt securities, the estimated fair value of these auction rate debt securities have become lower than their cost and, based on an analysis of other than temporary impairment factors, management has determined, beginning in the first quarter of 2008, that this difference represents a decline in value that is other than temporary. Accordingly, the Company recorded an other than temporary impairment charge of $2.8 million for the quarter ended March 31, 2008 in the condensed consolidated statements of operations. In December 2008, the Company entered into a Repurchase Agreement with a third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement), at their par value, from June 30, 2010 through July 2, 2012. The fair value of the Repurchase Agreement at its origination was $10.2 million and was recorded as income in the 2008 condensed consolidated statement of operations. The fair value of the Repurchase Agreement at March 31, 2009 was $7.2 million. The change in fair value of $3.0 million during the quarter ended March 31, 2009 was recorded as expense in the condensed consolidated statements of operations which is offset by the change in fair value of the auction rate debt securities held as collateral of $3.0 million that is recorded as income.

We continue to monitor the market for auction rate debt securities and will be required to mark the securities to fair value which could negatively affect our financial condition, liquidity and reported operating results. We will also be monitoring and marking to fair value the auction rate debt securities repurchase agreement.   The Company expects that the fair value adjustments of the auction rate debt securities will generally be offset by the fair value adjustments of the auction rate debt securities repurchase agreement.

In May 2008, the Company filed a lawsuit against UBS Financial Services Inc. and UBS AG in the United States District Court, Northern District of New York, the financial advisor that placed the Company in certain auction rate debt securities held in the Company's investment portfolio. The lawsuit sought a return of the $62.8 million of Company funds UBS invested in auction rate debt securities in contravention to the Company's investment policy, among other damages.

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

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of March 31, 2009, we had cash and cash equivalents of $16.0 million, trading securities of $55.7 million, available-for-sale securities of $72.7 million and working capital of $80.7 million.

During the three months ended March 31, 2009, cash used for operating activities was $12.8 million, consisting primarily of a net loss of $8.2 million offset, in part, by non-cash expenses in the amount of $2.0 million, including $1.4 million for amortization and depreciation, $469,000 for stock based compensation, and $70,000 in bad debt expense. Cash used in investing activities for the three months ended March 31, 2009 was $53.2 million, consisting of $48.9 million of maturities, net of purchases, of available-for-sale securities, offset by $15,000 used to purchase property, plant and equipment, $2.5 million used as an investment in leased property, and $1.8 million in restricted cash. Cash provided by financing activities for the three months ended March 31, 2009 was $1.2 million consisting primarily of proceeds from borrowings of long term debt of $1.7 million offset by $503,000 for the purchase of treasury stock.

We have financed our operations from inception through March 31, 2009 primarily from the sale of equity (including those related to stock-based compensation), which has provided cash in the amount of $634.9 million since inception.  Also since inception. cumulative net cash used in operating activities has been $467.1 million, and cash used in investing activities has been $208.1 million, including our purchase of property, plant and equipment of $38.4 million, our net investments in available-for-sale securities in the amount of $135.4 million, and cash used for acquisitions of $19.3 million, net of cash received.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, equity investments, unbilled revenue, income taxes and contingencies. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes or modifications to the policies since December 31, 2008.

Recent Accounting Pronouncements

A discussion of recently accounting pronouncements is included in Note 2, Basis of Presentation of the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

 A portion of the Company’s total financial performance was attributable to our operations in Canada. Our exposure to changes in foreign currency rates primarily arises from short-term inter-company transactions with our Canadian subsidiaries and from client receivables in different currencies. Foreign sales are mostly made by our Canadian subsidiary in Canada and are typically denominated in Canadian dollars. Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations. Accordingly, the Company’s financial results are affected by risks such as currency fluctuations, particularly between the U.S. dollar and the Canadian dollar. As exchange rates vary, the Company’s results can be materially affected.

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

PART II—OTHER INFORMATION

ITEM 1A—RISK FACTORS

Item 1A, Risk Factors of our most recently filed Annual Report on Form 10-K with the Securities Exchange Commission, filed on March 16, 2009, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except as set forth below, there have been no material changes to our risk factors as described in our most recently filed Annual Report on Form 10-K; however, those Risk Factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities.

The following Risk Factor has been updated since our most recently filed Annual Report on Form 10-K:

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

On October 17, 2008, the NASDAQ Stock Market, citing “almost unprecedented turmoil” in U.S. and world financial markets, issued a release temporarily suspending through January 16, 2009 its continued listing requirements related to minimum bid price set forth in Marketplace Rule 4310(c)(4) and market value of shares set forth in Marketplace Rule 4310(c)(7). On December 19, 2008, the NASDAQ Stock Market extended the temporary suspension until April 20, 2009. On March 23, 2009, the NASDAQ Stock Market extended the temporary suspension until July 20, 2009.  There can be no assurance that the temporary suspension of such rules will be extended beyond July 20, 2009. If the suspension of such rules is lifted, there can be no assurance that we will be able to maintain compliance with the listing requirements. On May 4, 2009, the per share price of our common stock closed at $1.04 on the NASDAQ Global Market.  If we are not able to maintain compliance with such continuing listing requirements beginning July 20, 2009, our stock may be delisted from the NASDAQ Global Market, which could have a negative effect on the price of our common stock, as well as on our ability to raise additional funds.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, we issued 171,139 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

ITEM 6—EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.3	Amended and Restated By-laws of Plug Power Inc. (2)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 2008.

(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 29, 2006.

(3)	Furnished herewith

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 7, 2009	By:	/s/ Andrew Marsh
Andrew Marsh
Chief Executive Officer

	By:	/s/ Gerald A. Anderson
Gerald A. Anderson
Chief Financial Officer