Form 10-Q
period 2009-06-30
PLUG POWER INC
filed 2009-08-06
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

The number of shares of common stock, par value of $.01 per share, outstanding as of July 31, 2009 was 129,309,972.

PLUG POWER INC.

INDEX to FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – June 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations – Three and six month periods ended June 30, 2009 and June 30, 2008 and Cumulative Amounts from Inception	4

Condensed Consolidated Statements of Cash Flows – Six month periods ended June 30, 2009 and June 30, 2008 and Cumulative Amounts from Inception	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	31

Item 4 – Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings	32

Item 1A – Risk Factors	32

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3 – Defaults Upon Senior Securities	33

Item 4 – Submission of Matters to a Vote of Security Holders	34

Item 5 – Other Information	34

Item 6 – Exhibits	35

Signatures	36

PART 1. FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

 (Unaudited)

	June 30,	December 31,
	2009	2008
	Assets
Current assets:
Cash and cash equivalents	$24,991,331	$80,844,500
Trading securities - auction rate debt securities	56,089,408	52,650,654
Available-for-sale securities	54,969,470	23,843,950
Accounts receivable, less allowance of $82,400 in 2009 and $75,148 in 2008	1,293,897	2,151,121
Inventory	6,748,096	6,264,372
Prepaid expenses and other current assets	1,708,718	2,350,738
Total current assets	145,800,920	168,105,335
Restricted Cash	1,763,716	-
Property, plant and equipment, net	15,837,775	17,769,974
Investment in leased property	2,380,060	-
Auction rate debt securities repurchase agreement	6,660,592	10,224,346
Intangible assets, net	12,213,142	12,843,182
Other assets	608	169,130
Total assets	$184,656,813	$209,111,967

	Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$906,612	$3,274,972
Accrued expenses	4,672,018	9,945,316
Borrowings under line of credit	62,750,000	62,875,000
Current portion long term debt	289,817	-
Deferred revenue	3,834,752	5,425,270
Other current liabilities	475,188	413,837
Total current liabilities	72,928,387	81,934,395
Repayable government assistance	237,736	173,138
Long term debt	1,293,383	-
Other liabilities	1,191,031	1,140,312
Total liabilities	75,650,537	83,247,845
Stockholders' equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
130,156,585 at June 30, 2009 and 128,164,003 at December 31, 2008	1,301,566	1,281,640
Additional paid-in capital	767,306,208	765,347,706
Accumulated other comprehensive loss	(254,152)	(359,253)
Deficit accumulated during the development stage	(658,069,342)	(639,662,385)
Less common stock in treasury:
986,199 shares at June 30, 2009 and 402,114 shares at December 31, 2008	(1,278,004)	(743,586)
Total stockholders' equity	109,006,276	125,864,122
Total liabilities and stockholders' equity	$184,656,813	$209,111,967

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended		Cumulative
	June 30,		June 30,		Amounts
	2009	2008	2009	2008	from Inception
Product and service revenue	$1,284,693	$1,130,300	$2,567,415	$1,980,634	$42,676,591
Research and development contract revenue	1,936,522	3,702,439	3,275,200	6,588,991	91,976,455

Total revenue	3,221,215	4,832,739	5,842,615	8,569,625	134,653,046
Cost of product and service revenue	1,748,268	2,826,819	2,231,783	4,464,667	57,203,226
Cost of research and development contract
revenue	2,728,382	5,757,857	4,947,589	10,731,665	134,287,000
In-process research and development	-	-	-	-	12,026,640
Research and development expense	3,957,569	8,858,104	8,422,531	18,894,599	413,905,790
Selling, general and administrative expenses	4,454,052	8,421,723	7,692,916	14,882,510	136,124,107
Goodwill impairment	-	-	-	-	45,842,656
Amortization of intangible assets	525,154	572,933	1,031,352	1,147,935	19,994,910

Operating loss	(10,192,210)	(21,604,697)	(18,483,556)	(41,551,751)	(684,731,283)
Interest and other income and net realized gains
(losses) from available-for-sale securities	260,256	656,859	690,448	2,777,784	48,182,332
Change in fair value of auction rate securities repurchase agreement	(513,761)	-	(3,563,755)	-	6,660,591
Net trading gain	513,761	-	3,563,755	-	3,563,755
Impairment loss on available-for-sale securities	-	(1,698,354)	-	(4,493,000)	(10,224,346)
Interest and other expense	(317,554)	(220,567)	(613,849)	(327,478)	(2,942,641)

Loss before equity in losses of affiliates	(10,249,508)	(22,866,759)	(18,406,957)	(43,594,445)	(639,491,592)
Equity in losses of affiliates	-	-	-	-	(18,577,750)

Net loss	$(10,249,508)	$(22,866,759)	$(18,406,957)	$(43,594,445)	$(658,069,342)

Loss per share:
Basic and diluted	$(0.08)	$(0.26)	$(0.14)	$(0.49)

Weighted average number of common shares
outstanding	129,044,133	88,147,533	128,759,964	88,109,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,		Cumulative Amounts
	2009	2008	from Inception
Cash Flows From Operating Activities:
Net loss	$(18,406,957)	$(43,594,445)	$(658,069,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,893,000	2,166,726	40,321,722
Equity in losses of affiliates	-	-	18,577,750
Amortization of intangible asset	1,031,352	1,147,935	19,994,910
Noncash prepaid development costs	-	-	10,000,000
Loss on disposal of property, plant and equipment	280,460	(486)	317,673
In-kind services	-	-	1,340,000
Stock-based compensation	1,160,818	2,416,730	44,469,249
Provision for bad debts	82,400	-	250,218
Amortization of deferred grant revenue	-	-	(1,000,000)
Amortization and write-off of deferred rent	-	-	2,000,000
Goodwill impairment charge	-	-	45,842,656
Impairment loss on available-for-sale securities	-	4,493,000	10,224,346
Net unrealized (gains) losses on trading securities	(3,563,755)		(3,563,755)
Change in fair value of auction rate debt securities repurchase agreement	3,563,755	-	(6,660,591)
Gain on termination of repayable government assistance	-	-	(1,232,522)
In-process research and development	-	-	7,042,640
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	778,995	(1,321,388)	(386,515)
Inventory	(483,724)	598,002	(5,553,361)
Prepaid expenses and other current assets	817,692	1,445,804	(2,486,672)
Accounts payable and accrued expenses	(6,859,269)	(338,473)	(1,820,249)
Deferred revenue	(1,590,640)	1,102,268	4,836,268
Net cash used in operating activities	(21,295,873)	(31,884,327)	(475,555,575)

Cash Flows From Investing Activities:
Cash paid for acquisitions, net	-	-	(19,267,125)
Purchase of property, plant and equipment	(24,322)	(1,108,543)	(38,366,543)
Investment in leased property	(2,461,526)	-	(2,461,526)
Restricted cash	(1,763,716)	-	(1,763,716)
Proceeds from disposal of property, plant and equipment	-	15,173	344,216
Principle payments on loan
Purchase of intangible asset	-	-	(9,624,500)
Investment in affiliate	-	-	(1,500,000)
Proceeds from maturities and sales of available-for-sale securities	45,781,996	182,691,837	2,641,981,454
Purchases of available-for-sale securities	(76,878,488)	(136,849,462)	(2,759,569,792)
Net cash (used in) provided by investing activities	(35,346,056)	44,749,005	(190,227,532)

Cash Flows From Financing Activities:
Proceeds from issuance of common and preferred stock	-	-	428,529,602
Proceeds from initial public offering, net	-	-	201,911,705
Stock issuance costs	-	-	(5,548,027)
Purchase of treasury stock	(534,418)	(349,664)	(1,153,060)
Proceeds from stock option exercises and employee stock purchase plan	76,493	110,464	11,521,718
Cash released from escrow	-	-	-
Repayment of loans due to General Hydrogen Shareholders	-	-	(400,000)
Proceeds from borrowings under line of credit	-		62,875,000
Proceeds from long term debt	1,652,445	-	1,652,445
Repayment of government assistance	-	-	(2,235,244)
Principal payments on long-term debt and borrowings under line of credit	(194,245)	-	(6,980,932)
Net cash provided by (used in) financing activities	1,000,275	(239,200)	690,173,207

Effect of exchange rate changes on cash	(211,515)	(58,944)	601,231
Increase (decrease) in cash and cash equivalents	(55,853,169)	12,566,534	24,991,331
Cash and cash equivalents, beginning of period	80,844,500	12,076,938

Cash and cash equivalents, end of period	$24,991,331	$24,643,472	$24,991,331

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Although the Company has a significant amount of available-for-sale securities, as described further below, as of June 30, 2009, neither the Company nor any of its subsidiaries was an “investment company” pursuant to the Investment Company Act of 1940, as amended.

Liquidity

The Company anticipates incurring substantial additional losses over at least the next several years and believes that its current cash, cash equivalents, trading securities and available-for-sale securities balances will provide sufficient liquidity to fund operations for at least the next twelve months. The Company’s cash requirements depend on numerous factors, including completion of our product development activities, our ability to commercialize our energy products, market acceptance of our systems and other factors. The Company expects to devote substantial capital resources to continue its development programs directed at commercializing our energy products for worldwide use, hiring and training production staff, developing and expanding manufacturing capacity and continuing to expand our production and research and development activities. The Company expects to pursue the expansion of its operations through internal growth and strategic acquisitions and expects that such activities will be funded from existing cash, cash equivalents, trading securities, available-for-sale securities, and the issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance future cash requirements or consummate future acquisitions could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods.

Included in trading securities and working capital at June 30, 2009 and December 31, 2008, respectively, is $56.1 million and $52.7 million of auction rate debt securities. The auction rate debt securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate debt securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate debt securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted in accordance with the respective securities’ agreement. At June 30, 2009, the interest rates ranged from 0% to 1.82% on the auction rate debt securities as compared to the interest rate range at December 31, 2008 from 1.55% to 3.43%.

 In December 2008, the Company entered into a Repurchase Agreement with a third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement), at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement. The Company has elected to record this item at its fair value in accordance with SFAS No. 159 to allow consistent treatment of this repurchase agreement and the underlying collateral. At June 30, 2009 and December 31, 2008 the fair value of this item is approximately $6.7 million and $10.2 million, respectively, and is recorded as an asset on the condensed consolidated balance sheets. The change in the fair value of the Repurchase Agreement for the six months ended June 30, 2009 was $3.6 million and is recorded as a net unrealized loss on the condensed consolidated statements of operations.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the Company’s December 31, 2008 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the periods as of and ending June 30, 2009 and 2008.

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

Subsequent Events: The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 6, 2009, which was the date we filed this Form 10-Q with the SEC.

Recent Accounting Pronouncements: In April 2009, the FASB issued Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. 107-1 amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB No. 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009. The Company adopted the provisions of FSP No. FAS 107-1 and APB No. 28-1 and provided the additional disclosure requirements for the quarter ending June 30, 2009. See Note 3 – Fair Value Measurements.

In April 2009, the FASB issued Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP No. 157-4).  FSP No. 157-4 provides additional guidance in estimating fair value under statement No. 157, Fair Value Measurements (SFAS No. 157), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  FSP No. 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly.  FSP No. 157-4 is effective for interim periods ending after June 15, 2009. The Company adopted the provisions of FSP No. 157-4 during the quarter ending June 30, 2009 and it did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity. See Note 3 – Fair Value Measurements.

In April 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP No. 115-2). FSP No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP No. 115-2 is effective for interim periods ending after June 15, 2009. The Company adopted the provisions of FSP No. 115-2 during the quarter ending June 30, 2009 and it did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS No. 165 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 upon its issuance and it had no material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity. See Note 2 - Basis of Presentation for this new disclosure.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140. SFAS No. 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company plans to adopt the provisions of SFAS No. 166 during the quarter ending December 31, 2009 and does not believe adoption of this new standard will have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company plans to adopt the provisions of SFAS No. 167 on January 1, 2010 and does not believe adoption of this new standard will have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company plans to adopt the provisions of SFAS No. 168 during the quarter ending September 30, 2009 and does not believe adoption of this new standard will have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

3. Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements on January 1, 2008, for financial assets and financial liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures. The Company adopted Financial Accounting Standards Board Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 on January 1, 2009, for nonfinancial assets and nonfinancial liabilities. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements for the six months ended June 30, 2009.

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

The following table summarizes the basis used to measure certain financial assets at fair value on a recurring basis in the consolidated balance sheet:

Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Balance at June 30, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities – auction rate debt securities	$56,089,408	—	—	$56,089,408
Available-for-sale securities	$54,969,470	$54,969,470	—	—
Auction rate debt securities repurchase agreement	$6,660,592	—	—	$6,660,592

The following tables show reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the six months ended June 30, 2009:

Auction Rate Debt Securities
Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$52,650,654

Sale of trading securities for the six months ended June 30, 2009	(125,000)

Net unrealized gains (losses) on trading securities for the six months ended June 30, 2009	3,563,754

Fair value of trading securities - auction rate debt securities at June 30, 2009	$56,089,408

Auction Rate Debt Securities Repurchase Agreement
Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$10,224,346

Change in fair value of auction rate securities repurchase agreement	(3,563,754)

Fair value of auction rate debt securities repurchase agreement at June 30, 2009	$6,660,592

The following summarizes the valuation technique for assets measured and recorded at fair value:

Available-for-sale securities: For our level 1 securities, which represent Federal treasury securities, fair value is based on quoted market prices.

Trading securities – auction rate debt securities and auction rate debt securities repurchase agreement: The securities valued using unobservable inputs were the auction rate debt securities and auction rate debt securities repurchase agreement as the financial and capital markets have experienced significant dislocation and illiquidity in regard to these types of instruments and there is currently no secondary market for these types of securities. There have been no successful auctions since early 2008. The valuation of these auction rate debt securities and auction rate debt securities repurchase agreement is an estimate based upon factors specific to these securities, including duration, tax status (taxable or tax-exempt), credit quality, the existence of insurance wraps, and the composition of the underlying student loans (Federal Family Education Loan Program or private loans). Assumptions were made about future cash flows based upon interest rate formulas as described above. Also, the valuation included estimates of market data including yields or spreads of similar trading instruments, when available, or assumptions believed to be reasonable for non-observable inputs such as likelihood of redemption.  Actual transactions involving these securities and/or future valuations could differ from the estimated fair value of these securities at June 30, 2009.

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

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(10,249,508)	$(22,866,759)	$(18,406,957)	$(43,594,445)
Denominator:
Weighted average number of common shares	129,044,133	88,147,533	128,759,964	88,109,365

The dilutive potential common shares are summarized as follows:

	Six Months Ended June 30,
	2009	2008
Stock options	6,974,933	5,936,431
Unvested restricted stock	15,000	509,985
Preferred stock (1)	-	39,500,000
Warrants (2)	571,429	571,429

	7,561,362	46,517,845

(1)

The preferred stock amount represents the dilutive potential common shares of the 395,000 shares of Class B capital stock issued on June 29, 2006, which were converted into 39,500,000 shares of common stock in December 2008.

(2)	The warrants were granted to the shareholders of General Hydrogen as part of the acquisition of that company.

5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets related to Cellex and General Hydrogen as of June 30, 2009 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Total
Acquired Technology	8 years	$15,900,000	$(4,599,576)	$183,551	11,483,975
Customer Relationships	8 years	1,000,000	(270,833)	—	729,167

		$16,900,000	$(4,870,409)	$183,551	$12,213,142

 6. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2009 are as follows:

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in-Capital	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Deficit Accumulated During the Development Stage	Total Stockholders' Equity	Total Comprehensive Loss
December 31, 2008	128,164,003	$1,281,640	$765,347,706	$(359,253)	402,114	$(743,586)	$(639,662,385)	$125,864,122

Net loss	-	-	-	-	-	-	(18,406,957)	(18,406,957)	(18,406,957)
Foreign currency translation loss	-	-	-	201,073	-	-	-	201,073	201,073
Unrealized loss on available-for-sale securities, net of reclassification adjustments for realized net losses and gains	-	-	-	(95,972)	-	-	-	(95,972)	(95,972)
Total comprehensive loss									(18,301,856)
Stock based compensation	1,886,591	18,866	1,851,451	-	-	-	-	1,870,317
Stock issued under employee stock purchase plan	105,991	1,060	107,051	-	-	-	-	108,111
Treasury stock	-	-	-	-	584,085	(534,418)	-	(534,418)
June 30, 2009	130,156,585	$1,301,566	$767,306,208	$(254,152)	986,199	$(1,278,004)	$(658,069,342)	$109,006,276

7. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the six months ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Stock-based compensation accrual impact	$741,117	$53,070
Change in unrealized gain/loss on available-for-sale securities	(95,972)	(49,775)

8. Repayable Government Assistance

During the year ended December 31, 2000, the Company’s wholly-owned subsidiary, Plug Power Canada Inc., formerly known as Cellex Power Products Inc., entered into an Industrial Research Assistance Program (IRAP) Repayable Contribution Agreement with the National Research Council of Canada (NRC) under which it received contributions totaling Cdn$500,000 for certain development activities. The agreement with the NRC provides for payment of royalties of up to 170% of the contributions received subject to certain conditions, payable quarterly, calculated at 3.5% of gross revenues. Plug Power Canada’s repayment obligation to the NRC existed from July 1, 2002 to March 31, 2009. At April 1, 2009, if the total amount repaid to the NRC was less than the Cdn$500,000 contribution, then Plug Power Canada would continue to make payments to the NRC until either the full Cdn$500,000 is repaid or until July 1, 2012, whichever comes first. The maximum liability under this repayment obligation is Cdn$850,000. If at any point Plug Power Canada’s repayments reach this amount, the obligation shall cease.

The Company has recorded the estimate of amounts owed under this arrangement as a debt, which includes accrued interest that is determined based on imputed interest rates. Royalty payments are recorded as a reduction of the debt. Accordingly, liabilities relating to this agreement, including imputed interest, in the amount of $237,736 and $238,409 have been recorded as repayable government assistance and current  portion of repayable government assistance (other current liabilities), respectively, in the condensed consolidated balance sheets as of June 30, 2009 and $173,138 and $369,331 have been recorded as repayable government assistance and current portion of repayable government assistance (other current liabilities), respectively, in the  consolidated balance sheets as of December 31, 2008. The imputed interest is recorded as interest expense in the condensed consolidated statements of operations.

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

9. Restructuring Charges

On June 10, 2008, the Company adopted a restructuring plan to become a market and sales driven organization. The Company has refocused on the GenDrive motive power product where there has been significant customer interest in fuel cell power units. As part of the restructuring, the Company has reduced its workforce, cut back discretionary spending, and deferred non strategic projects. As a result of changes in original estimates, the Company recorded an adjustment to accrued restructuring charges in the amount of $22,737 within selling, general and administrative expenses in the condensed consolidated statement of operations for the six months ended June 30, 2009. At June 30, 2009, $364,100 remains in accrued expenses on the condensed consolidated balance sheets.

The accrued restructuring charges relating to the June 2008 restructuring are comprised of the following at June 30, 2009:

	Accrued restructuring	Adjustments to accrued		Accrued restructuring
	charges at January 1, 2009	restructuring charges	Cash Payments	charges at June 30, 2009
Personnel Related	$38,621	$(22,737)	$(15,884)	$—
Contract Cancellation	364,100	—	—	364,100

Total	$402,721	$(22,737)	$(15,884)	$364,100

On December 18, 2008, the Company adopted a restructuring plan intended to focus the Company on revenue growth, improve organizational efficiency and position the Company for long-term profitability.  As part of this plan, the Company implemented a reduction in workforce by eliminating 90 positions in addition to terminating purchase commitments and charging off inventory related to lapsed product lines.  As a result of changes in original estimates, the Company recorded an adjustment to accrued restructuring charges in the amount of $117,605 within selling, general and administrative expenses in the condensed consolidated statement of operations for the six months ended June 30, 2009. At June 30, 2009, $1,120,005 remains in accrued expenses on the condensed consolidated balance sheets.

The accrued restructuring charges related to the December 2008 restructuring are comprised of the following at June 30, 2009:

	Accrued restructuring	Adjustments to accrued		Accrued restructuring
	charges at January 1, 2009	restructuring charges	Cash Payments	charges at June 30, 2009
Personnel Related	$2,653,597	$(117,605)	$(2,517,492)	$18,500
Contract Cancellation	1,336,767	—	(235,262)	1,101,505

Total	$3,990,364	$(117,605)	$(2,752,754)	$1,120,005

10. Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement

In December 2008, the Company entered into a Credit Line Agreement with a third-party lender with a maximum availability of $62.9 million. The Company’s auction rate debt securities included in trading securities on the condensed consolidated balance sheets are pledged as collateral for the Credit Line Agreement. As of December 31, 2008, the Company had drawn down $62.9 million on this line of credit. During the second quarter of 2009, $125,000 of auction rate debt securities were sold by the third-party lender holding the collateral which resulted in a corresponding reduction in amounts outstanding under the Credit Line Agreement. The fair value of the auction rate debt securities is $56.1 million and $52.7 million at June 30, 2009 and December 31, 2008, respectively. The Credit Line Agreement bears interest at a variable rate equal to the average rate of interest earned by the Company on the auction rate debt securities pledged as collateral for the Credit Line Agreement. The interest rate on the line of credit advances was 1.4% and 2.4% at June 30, 2009 and December 31, 2008, respectively. Interest expense on the advances on the Credit Line Agreement was approximately $436,000 for the six months ended June 30, 2009.

The advances on the Credit Line Agreement are repayable on demand by the third-party lender. If the third-party lender exercises its right to demand repayment of the advances under the Credit Line Agreement prior to June 30, 2010 (the date upon which the Company can first exercise its rights under the Repurchase Agreement discussed below), the third-party lender is required to arrange alternative financing on terms substantially the same as the Credit Line Agreement or the third party lender must repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement at their par value, which is $62.8 million and $62.9 million at June 30, 2009 and December 31, 2008, respectively.

In December 2008, the Company also entered into a Repurchase Agreement with the third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement. The Company has elected to record this item at its fair value in accordance with SFAS No. 159 to allow consistent treatment of this repurchase agreement and the underlying collateral. At June 30, 2009 and December 31, 2008 the fair value of this item is approximately $6.7 million and $10.2 million, respectively, and is recorded as an asset on the condensed consolidated balance sheets. The change in the fair value of the Repurchase Agreement for the six months ended June 30, 2009 was $3.6 million and is recorded as a net unrealized loss on the condensed consolidated statements of operations.

11. Debt and Lease Arrangement

In March, 2009, the Company signed a $1.7 million promissory note issued by Key Equipment Finance Inc. for the purpose of financing its investment in equipment that was leased to its customer, Central Grocers, beginning on April 1, 2009. Monthly installments of $32,900 are due through March 2014 and the note bears interest at a fixed rate of 7.23% per annum on a 360-day year. The Company was required to pledge $1.8 million in cash to collateralize the debt. This note is also secured by the equipment that is leased to Central Grocers as described in the Master Security Agreement and Collateral Schedule No. 01 dated as of March 20, 2009, together known as the Master Security Agreement.

The outstanding balance of the debt as of June 30, 2009 is $1.6 million and is recorded as current portion of long term debt and long term debt in the condensed consolidated balance sheets. Restricted cash and the amount of the corresponding pledge requirement as of June 30, 2009 was $1.8 million and is recorded as restricted cash in the condensed consolidated balance sheets. Principal payments due on long-term debt over the next five fiscal years are as follows: 2010, $300,000; 2011, $323,000; 2012, $347,000; 2013, $373,000; and 2014 $98,000.

On April 1, 2009, the Company began leasing this same equipment to its customer, Central Grocers. The terms of the arrangement are 60 monthly installments of $32,900. Upon expiration of the 60 months (initial term of the lease), Central Grocers has the option to renew the lease for an additional five years at mutually agreed upon pricing, to purchase all equipment for a purchase price equal to the then fair market value thereof, or to return the equipment to the Company. The Company shall provide maintenance in accordance with the lease agreement.

12. Available-For-Sale Securities

The amortized cost and estimated fair value of the Company’s available-for-sale securities as of June 30, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Securities	$54,838,337	$131,133	$—	$54,969,470

The amortized cost and estimated fair value of the Company’s available-for-sale securities as of December 31, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Securities	$23,616,845	$227,105	$—	$23,843,950

There were no unrealized losses in the securities available-for-sale portfolio at June 30, 2009.  The contractual maturities of securities available-for-sale are within the next seven months.

	Six months ended June 30, 2009	Six months ended June 30, 2008

Proceeds on Sales	$2,824,181	$123,996,970
Proceeds on Maturities	$42,957,815	$59,988,217
Gross Realized Gains	$-	$404,074
Gross Realized Losses	$-	$12,390

13. Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the provision of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments which amends FASB Statement No. 107 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents, accounts receivable, accrued interest receivable and payable, notes receivable and borrowings under line of credit: The carrying amounts reported in the condensed consolidated balance sheets approximate fair value because of the short maturities of these instruments.

Long term debt: The carrying amount reported in the condensed consolidated balance sheets approximates fair value as the debt was negotiated at market rates during the first quarter 2009 and there have not been any significant changes since that time.

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

Additionally, we continue to develop our low-temperature remote-prime, and high-temperature residential GenSys continuous power products. Our low-temperature GenSys unit successfully completed a field trial in rural India in 2008. It is offered commercially to remote telecommunications providers whose sites are located where the grid is unreliable or non-existent. In response to the magnitude of this business opportunity, Plug Power recently formed Plug Power Energy India Private Limited (Plug Power India), an India entity offering commercial sales of our GenSys product. Plug Power India will leverage our core strengths in product development, sales and marketing, and project management, while outsourcing non-core activities. Our high-temperature GenSys unit will be tested by the U.S. Department of Energy and National Grid during field trials in 2009. Learning from the trial will help determine system refinements for incorporation into the next-generation system design.

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

 Credit Line Agreement and Auction Rate Security Repurchase Agreement.  In December 2008, the Company entered into a Credit Line Agreement with a third-party lender with a maximum availability of $62.9 million. The Company’s auction rate debt securities included in trading securities on the condensed consolidated balance sheets are pledged as collateral for the Credit Line Agreement. As of December 31, 2008, the Company had drawn down $62.9 million on this line of credit. During the second quarter of 2009, $125,000 of auction rate debt securities were sold by the third-party lender holding the collateral which resulted in a corresponding reduction in amounts outstanding under the Credit Line Agreement. The fair value of the auction rate debt securities is $56.1 million and $52.7 million at June 30, 2009 and December 31, 2008, respectively. The Credit Line Agreement bears interest at a variable rate equal to the average rate of interest earned by the Company on the auction rate debt securities pledged as collateral for the Credit Line Agreement. The interest rate on the line of credit advances was 1.4% and 2.4% at June 30, 2009 and December 31, 2008, respectively. Interest expense on the advances on the Credit Line Agreement was approximately $436,000 for the six months ended June 30, 2009.

The advances on the Credit Line Agreement are repayable on demand by the third-party lender. If the third-party lender exercises its right to demand repayment of the advances under the Credit Line Agreement prior to June 30, 2010 (the date upon which the Company can first exercise its rights under the Repurchase Agreement discussed below), the third-party lender is required to arrange alternative financing on terms substantially the same as the Credit Line Agreement or the third party lender must repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement at their par value, which is $62.8 million and $62.9 million at June 30, 2009 and December 31, 2008, respectively.

In December 2008, the Company also entered into a Repurchase Agreement with the third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement.  The Company has elected to record this item at its fair value in accordance with SFAS No. 159 to allow consistent treatment of this repurchase agreement and the underlying collateral. At June 30, 2009 and December 31, 2008 the fair value of this item is approximately $6.7 million and $10.2 million, respectively, and is recorded as an asset on the condensed consolidated balance sheets. The change in the fair value of the Repurchase Agreement for the six months ended June 30, 2009 was $3.6 million and is recorded as a net unrealized loss on the condensed consolidated statements of operations.

Debt and Lease Arrangement.  In March, 2009, the Company signed a $1.7 million promissory note issued by Key Equipment Finance Inc. for the purpose of financing its investment in property that was leased to Central Grocers beginning on April 1, 2009. Monthly installments of $32,900 are due through March 2014 and the note bears interest at a fixed rate of 7.23% per annum on a 360-day year. The Company was required to pledge $1.8 million in cash to collateralize the debt. This note is also secured by the equipment that is leased to Central Grocers as described in the Master Security Agreement and Collateral Schedule No. 01 dated as of March 20, 2009, together known as the Master Security Agreement.

The outstanding balance of the debt as of June 30, 2009 is $1.6 million and is recorded as current portion of long term debt and long term debt in the condensed consolidated balance sheets. Restricted cash and the amount of the corresponding pledge requirement as of June 30, 2009 was $1.8 million and is recorded as restricted cash in the condensed consolidated balance sheets. Principal payments due on long-term debt over the next five fiscal years are as follows: 2010, $300,000; 2011, $323,000; 2012, $347,000; 2013, $373,000; and 2014 $98,000.

On April 1, 2009, the Company began leasing this same equipment to its customer, Central Grocers. The terms of the arrangement are 60 monthly installments of $32,900. Upon expiration of the 60 months (initial term of the lease), Central Grocers has the option to renew the lease for an additional five years at mutually agreed upon pricing, to purchase all equipment for a purchase price equal to the then fair market value thereof, or to return the equipment to the Company. The Company shall provide maintenance in accordance with the lease agreement.

Restructuring.  On June 10, 2008, the Company adopted a restructuring plan to become a market and sales driven organization. The Company has refocused on the GenDrive motive power product where there has been significant customer interest in fuel cell power units. As part of the restructuring, the Company has reduced its workforce, cut back discretionary spending, and deferred non strategic projects. As a result of changes in original estimates, the Company recorded an adjustment to accrued restructuring charges in the amount of $22,737 within selling, general and administrative expenses in the condensed consolidated statement of operations for the six months ended June 30, 2009. At June 30, 2009, $364,100 remains in accrued expenses on the condensed consolidated balance sheets.

On December 18, 2008, the Company adopted a restructuring plan intended to focus the Company on revenue growth, improve organizational efficiency and position the Company for long-term profitability.  As part of this plan, the Company implemented a reduction in workforce by eliminating 90 positions in addition to terminating purchase commitments and charging off inventory related to lapsed product lines.  As a result of changes in original estimates, the Company recorded an adjustment to accrued restructuring charges in the amount of $117,605 within selling, general and administrative expenses in the condensed consolidated statement of operations for the six months ended June 30, 2009. At June 30, 2009, $1,120,005 remains in accrued expenses on the condensed consolidated balance sheets.

Class B Stock Conversion.  On December 23, 2008, the Company announced the sale by Smart Hydrogen Inc. to OJSC (Third Generation Company of the Wholesale Electricity Market) ("OGK-3") of all 395,000 shares of the Company's Class B Capital Stock as well as 5,126,939 shares of the Company's common stock, the automatic conversion of the Company's Class B Capital Stock into 39,500,000 shares of common stock, and the termination of all the rights and obligations attached to the Class B Capital Stock. The rights and obligations attached to the Class B Capital Stock that terminated include but are not limited to the right to appoint directors, veto rights and voting support obligations under the Investor Rights Agreement dated as of June 29, 2006, as amended (the "Investor Rights Agreement"). OGK-3 has executed a joinder agreement to the Investor Rights Agreement and is prohibited from transferring its shares of the Company's Common Stock to a competitor of the Company. OGK-3 is also bound by the same standstill provisions that applied to Smart Hydrogen, as set forth in the Investor Rights Agreement. This transfer and conversion triggered a change of control pursuant to Section 17 of our 1999 Stock Option and Incentive Plan; and, therefore, each outstanding stock option automatically became fully exercisable and conditions and restrictions on each outstanding restricted stock award, deferred stock award and performance share award that relates solely to the passage of time and continued employment were removed. OGK-3 filed a Schedule 13D/A with the Securities and Exchange Commission on June 23, 2009 stating its intent to explore a possible disposition of all or a portion of its shares of the Company’s Common Stock in one or more transactions.

Shareholder Rights Plan. The Company has adopted a Shareholder Rights Plan, the purpose of which is, among other things, to enhance the Board’s ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future.  The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s Common Stock.  The following summary description of the Shareholder Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Company’s Shareholder Rights Plan, which has been previously filed with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8A.

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock to shareholders of record as of the close of business on June 23, 2009.  The Rights currently are not exercisable and are attached to and trade with the outstanding shares of Common Stock.  Under the Shareholder Rights Plan, the Rights become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of Common Stock or if a person commences a tender offer that would result in that person owning 15% or more of the Common Stock.  If a person becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of Common Stock having twice the exercise price of the Right.  If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

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

Product and service revenue for the three months ended June 30, 2009 increased approximately $154,000, or 13.7%, to $1.3 million from $1.1 million for the three months ended June 30, 2008. The increase is primarily related to an increase in non-deferred revenue as well as an increase in revenue from prior period system shipments now being recognized. The non-deferred revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or delivered or after services are rendered.

In the product and service revenue category, during the three months ended June 30, 2009, we shipped 13 fuel cell systems as compared to 92 fuel cell systems shipped during the three months ended June 30, 2008. In the three months ended June 30, 2009, we recognized approximately $411,000 of revenue for products shipped or delivered or services rendered in the three months ended June 30, 2009, which includes approximately $367,000 of non-deferred revenue as compared to approximately $519,000 of revenue recognized in the three months ended June 30, 2008 for products shipped or delivered or services rendered in the three months ended June 30, 2008, which includes approximately $265,000 of non-deferred revenue. Additionally, in the three months ended June 30, 2009 we recognized approximately $874,000 of product and services revenue from fuel cell shipments made prior to 2009, whereas in the three months ended June 30, 2008 we recognized approximately $611,000 of product and service revenue from fuel cell shipments made prior to 2008.

Product and service revenue for the six months ended June 30, 2009 increased approximately $587,000, or 29.6%, to $2.6 million from $2.0 million for the six months ended June 30, 2008. The increase is primarily related to increased revenue from prior period system shipments now being recognized as well as an increase in non-deferred revenue. The non-deferred revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or delivered or after services are rendered.

In the product and service revenue category, during the six months ended June 30, 2009, we shipped 166 fuel cell systems (26 are related to sales to end customers and 140 were delivered to Central Grocers under a lease arrangement whereby Plug Power retains title and ownership of the equipment and revenue recognition began in the second quarter of 2009) as compared to 148 fuel cell systems shipped during the six months ended June 30, 2008. In the six months ended June 30, 2009, we recognized approximately

$638,000 of revenue for products shipped or delivered or services rendered in the six months ended June 30, 2009, which includes approximately $577,000 of non-deferred revenue as compared to approximately $680,000 of revenue recognized in the six months ended June 30, 2008 for products shipped or delivered or services rendered in the six months ended June 30, 2008, which includes approximately $374,000 of non-deferred revenue. Additionally, in the six months ended June 30, 2009 we recognized approximately $1.9 million of product and services revenue from fuel cell shipments made prior to 2009, whereas in the six months ended June 30, 2008 we recognized approximately $1.3 million of product and service revenue from fuel cell shipments made prior to 2008.

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

Research and development contract revenue for the three months ended June 30, 2009 was $1.9 million compared to $3.7 million for the three months ended June 30, 2008. The decrease of $1.8 million or 47.7% is primarily related to the completion and near completion of funded projects in both the United States and Canada as well as delays in the announcement and contracting of new government awards.

Research and development contract revenue for the six months ended June 30, 2009 was $3.3 million compared to $6.6 million for the six months ended June 30, 2008. The decrease of $3.3 million or 50.3% is primarily related to the completion and near completion of funded projects in both the United States and Canada as well as delays in the announcement and contracting of new government awards.

Cost of product and service revenue. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations.

Cost of product and service revenue for the three months ended June 30, 2009 decreased $1.1 million to $1.7 million compared to $2.8 million in the three months ended June 30, 2008. The decrease is related to decreased product and service fuel cell system shipments. There were 13 shipments for the three months ended June 30, 2009 as compared to 92 for the three months ended June 30, 2008.

Cost of product and service revenue for the six months ended June 30, 2009 decreased $2.3 million to $2.2 million compared to $4.5 million in the six months ended June 30, 2008. Although product and service fuel cell system shipments were 166 for the six months ended June 30, 2009 as compared to 148 for the six months ended June 30, 2008, 140 of the 166 shipments are being accounted for under a lease arrangement which commenced in the second quarter of 2009.  Therefore, the cost of product and service revenue recognized on those 140 shipments consists of depreciation.

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

Cost of research and development contract revenue for the three months ended June 30, 2009 decreased $3.1 million, or 52.6%, to $2.7 million compared to $5.8 million in the three months ended June 30, 2008. This decrease reflects a reduced effort on funded contracts due to the completion or near completion of several major contracts in the United States and Canada as well as delays in the announcement and contracting of new government awards.

Cost of research and development contract revenue for the six months ended June 30, 2009 decreased $5.8 million, or 53.9%, to $4.9 million compared to $10.7 million in the six months ended June 30, 2008. This decrease reflects a reduced effort on funded contracts due to the completion or near completion of several major contracts in the United States and Canada as well as delays in the announcement and contracting of new government awards.

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

Research and development expense decreased to $4.0 million for the three months ended June 30, 2009 compared to $8.9 million in the three months ended June 30, 2008. This decrease was a direct result of the corporate restructuring plans announced in June and December of 2008, which included a reduced workforce and a reduction in non-strategic research and development projects.

Research and development expense decreased to $8.4 million for the six months ended June 30, 2009 compared to $18.9 million in the six months ended June 30, 2008. This decrease was a direct result of the corporate restructuring plans announced in June and December of 2008, which included a reduced workforce and a reduction in non-strategic research and development projects.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2009 decreased to $4.5 million compared to $8.4 million in the three months ended June 30, 2008. This decrease was a direct result of the corporate restructuring plans announced in June and December of 2008.

Selling, general and administrative expenses for the six months ended June 30, 2009 decreased to $7.7 million compared to $14.9 million in the six months ended June 30, 2008. This decrease was a direct result of the corporate restructuring plans announced in June and December of 2008.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets from Cellex and General Hydrogen, including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets was approximately $525,000 for the three months ended June 30, 2009, compared to $573,000 for the three months ended June 30, 2008. The decrease is related to foreign currency fluctuations.

Amortization of intangible assets was $1.0 million for the six months ended June 30, 2009, compared to $1.1 million for the six months ended June 30, 2008. The decrease is related to foreign currency fluctuations.

Interest and other income and net realized gains/(losses) from available-for-sale securities. Interest and other income and net realized gains/(losses) from available-for-sale securities consists primarily of interest earned on our cash, cash equivalents, available-for-sale and trading securities, other income, and the net realized gain/loss from the sale of available-for-sale securities.

Interest and other income and net realized gains/(losses) from available-for-sale securities decreased to approximately $260,000 for the three months ended June 30, 2009 from approximately $657,000 for the three months ended June 30, 2008. This decrease is primarily related to lower cash balances coupled with lower yields on our investments due to a declining rate environment. Total net realized gains/losses from the sale of available-for-sale securities was $0 for the three months ended June 30, 2009 and $0 for the three months ended June 30, 2008. Interest income on trading securities and available-for-sale securities for the three months ended June 30, 2009 was approximately $166,000 and $91,000, respectively.

Interest and other income and net realized gains/(losses) from available-for-sale securities decreased to approximately $690,000 for the six months ended June 30, 2009 from $2.8 million for the six months ended June 30, 2008. This decrease is primarily related to lower cash balances coupled with lower yields on our investments due to a declining rate environment. Total net realized gains/losses from the sale of available-for-sale securities was $0 for the six months ended June 30, 2009 and a net gain of approximately $392,000 for the six months ended June 30, 2008. Interest income on trading securities and available-for-sale securities for the six months ended June 30, 2009 was approximately $475,000 and $205,000, respectively.

Impairment loss on available-for-sale securities. Due to the liquidity issues in the credit and capital markets, the market for auction rate debt securities began experiencing auction failures in February 2008, and there have been no successful auctions for the securities held in our portfolio since the failures began. Given the lack of liquidity in the market for auction rate debt securities, the Company concluded that the estimated fair value of these securities had become lower than the cost of these securities, and, based on an analysis of the other than temporary impairment factors, management determined that this difference represented a decline in fair value that was other than temporary. Accordingly, the Company recorded an other than temporary impairment charge of $1.7 million and $4.5 million in the three and six months ended June 30, 2008, respectively, in the condensed consolidated statements of operations.

As a result of the Repurchase Agreement entered into with a third-party lender in December 2008, the Company reclassified the auction rate debt securities from available-for-sale securities to trading securities.  The net unrealized gains on trading securities for the three and six months ended June 30, 2009 was approximately $514,000 and $3.6 million, respectively.

Interest and other expense. Interest and other expense consists of interest on repayable government assistance amounts related to the activities of Cellex and General Hydrogen, interest related to the Credit Line Agreement, and foreign currency exchange gain/(loss).

Interest and other expense for the three months ended June 30, 2009 was approximately $318,000, compared to approximately $221,000 for the three months ended June 30, 2008. Interest expense related to the Credit Line Agreement was approximately $219,000 and $0, respectively, for the three months ended June 30, 2009 and 2008.

Interest and other expense for the six months ended June 30, 2009 was approximately $614,000, compared to approximately $327,000 for the six months ended June 30, 2008. Interest expense related to the Credit Line Agreement was approximately $436,000 and $0, respectively, for the six months ended June 30, 2009 and 2008.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

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

Several key indicators of liquidity are summarized in the following table:

(in thousands)	Six months ended or at June 30, 2009	Six months ended or at June 30, 2008	Year ended or at December 31, 2008
Cash and cash equivalents at end of period	$24,991	$24,643	$80,845
Trading securities – auction rate debt securities at end of period	56,089	—	52,651
Available-for-sale securities at end of period	54,969	103,239	23,844
Working capital at end of period	72,873	124,684	86,171
Net loss	18,407	43,594	121,700
Net cash used in operating activities	21,296	31,884	56,596
Purchase of property, plant and equipment	24	1,109	1,419

 Included in trading securities and working capital at June 30, 2009 and December 31, 2008 and in available-for-sale securities and working capital at June 30, 2008, respectively, is $56.1 million, $52.7 million and $59.1 million of auction rate debt securities. The auction rate debt securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate debt securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate debt securities began experiencing auction failures in February 2008, and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted in accordance with the respective securities agreement. At June 30, 2009, the interest rates ranged from 0% to 1.82% on the auction rate debt securities. See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement.

 The Company has pledged these securities as collateral to a third-party lender for a Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement) entered into in December 2008. Given the lack of liquidity in the market for auction rate debt securities, the estimated fair value of these auction rate debt securities have become lower than their cost and, based on an analysis of other than temporary impairment factors, management has determined, beginning in the first quarter of 2008, that this difference represents a decline in value that is other than temporary. Accordingly, the Company recorded an other than temporary impairment charge of $1.7 million and $4.5 million for the three and six months ended June 30, 2008, respectively, in the condensed consolidated statements of operations. In December 2008, the Company entered into a Repurchase Agreement with a third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement), at their par value, from June 30, 2010 through July 2, 2012. The fair value of the Repurchase Agreement at its origination was $10.2 million and was recorded as income in the 2008 condensed consolidated statement of operations. The fair value of the Repurchase Agreement at June 30, 2009 was $6.7 million. The change in fair value of approximately $514,000 and $3.6 million during the three and six months ended June 30, 2009, respectively, was recorded as expense in the condensed consolidated statements of operations which is offset by the change in fair value of the auction rate debt securities held as collateral of approximately $514,000 and $3.6 million that is recorded as income for the three and six months ended June 30, 2009, respectively.

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

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of June 30, 2009, we had cash and cash equivalents of $25.0 million, trading securities of $56.1 million, available-for-sale securities of $55.0 million and working capital of $72.9 million.

During the six months ended June 30, 2009, cash used for operating activities was $21.3 million, consisting primarily of a net loss of $18.4 million offset, in part, by non-cash expenses in the amount of $4.4 million, including $2.9 million for amortization and depreciation, $1.2 million for stock based compensation, $280,000 for disposals of property, plant and equipment and $82,000 in bad debt expense. Cash used in investing activities for the six months ended June 30, 2009 was $35.3 million, consisting of $31.1 million of maturities, net of purchases, of available-for-sale securities, offset by $24,000 used to purchase property, plant and equipment, $2.5 million used as an investment in leased property, and $1.8 million in restricted cash. Cash provided by financing activities for the six months ended June 30, 2009 was $1.0 million consisting primarily of proceeds from borrowings of long term debt of $1.7 million offset by $534,000 for the purchase of treasury stock and $194,000 in principal payments on long-term debt and line of credit.

We have financed our operations from inception through June 30, 2009 primarily from the sale of equity (including those related to stock-based compensation), which has provided cash in the amount of $634.9 million since inception.  Also since inception, cumulative net cash used in operating activities has been $475.6 million, and cash used in investing activities has been $190.2 million, including our purchase of property, plant and equipment of $38.4 million, our net investments in available-for-sale securities in the amount of $117.6 million, and cash used for acquisitions of $19.3 million, net of cash received.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

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

Item 4 – Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material developments with respect to the information previously reported under Part 1 Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A - Risk Factors

Item 1A, Risk Factors of our most recently filed Annual Report on Form 10-K with the Securities Exchange Commission, filed on March 16, 2009, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except as set forth below, or to the extent additional information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K.  However, those Risk Factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities.

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

On October 17, 2008, the NASDAQ Stock Market, citing “almost unprecedented turmoil” in U.S. and world financial markets, issued a release temporarily suspending its continued listing requirements related to minimum $1 bid closing  price set forth in Marketplace Rule 5450(a)(1) and market value of shares set forth in Marketplace Rules  5450(b)(1)(C), 5450(b)(2)(C) and 5450(b)(3)(C) . The waiver was extended until Friday, July 31, 2009.  This temporary suspension of these rules was not extended beyond July 31, 2009,  and on Monday, August 3, 2009 the suspended rules were reinstated.  There can be no assurance that we will be able to maintain compliance with the listing requirements.  If our stock price closes below the minimum bid price of $1 for thirty (30) consecutive days, then we will be out of compliance and will receive a letter from the NASAQ stating we are non-compliant and have an automatic 180 days to regain compliance.  If we are not able to regain compliance during such 180 day period, our stock may then be delisted from the NASDAQ Global Market, which could have a negative effect on the price of our common stock, as well as on our ability to raise additional funds.  On August 4, 2009, the per share price of our common stock closed at $0.77 on the NASDAQ Global Market.

Provisions in our charter documents, shareholder rights agreement and Delaware law may prevent or delay an acquisition of us, which could decrease the value of our common stock.

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

We have also implemented a so-called poison pill by adopting a shareholders rights agreement in June 2009. This poison pill significantly increases the costs that would be incurred by an unwanted third party acquirer if such party owns or announces its intent to commence a tender offer for more than 15% of our outstanding Common Stock or otherwise “triggers” the poison pill by exceeding the applicable stock ownership threshold. The existence of this poison pill could delay, deter or prevent a takeover of the Company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the six months ended June 30, 2009, we issued 347,807 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

(b)  Not applicable.

(c)  None.

Item 3 – Default Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders (“Annual Meeting”), which was originally convened on May 20, 2009 and adjourned until June 17, 2009, our stockholders results are as follows:

(1)      To elect the following directors as Class I Directors, each to hold office until the Company’s 2012 Annual Meeting of Stockholders and until such director’s successor is duly elected and qualified or until such director’s earlier resignation or removal:

Nominee	For	Against/ Withheld	Abstain	Broker NonVotes
Andrew Marsh.........................................	54,694,527	12,820,867	—	—
Gary K. Willis...........................................	63,607,774	3,907,620	—	—
Maureen O. Helmer.................................	64,274,214	3,241,180	—	—

George C. McNamee will continue to serve as the Class II Director and Larry G. Garberding and Jeffrey Drazen will continue to serve as the Class III Directors until their present terms expire in 2010 and 2011, respectively, and until their successors are duly elected and qualified.

(2)      The approval of the 2009 Stock Option and Incentive Plan:

2009 Stock Option and Incentive Plan	For	Against/ Withheld	Abstain	Broker NonVotes
2009 Stock Option and Incentive Plan....................	25,452,142	61,814,868	213,996	24,657,397

(3)      The ratification of KPMG LLP as the Company’s independent auditors for 2009:

Independent Auditors	For	Against/ Withheld	Abstain	Broker NonVotes
KPMG LLP...................................	110,567,407	936,894	3,378	—

Item 5 – Other Information

(a)  None.

(b)  None.

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.2	Amended and Restated By-laws of Plug Power Inc. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (3)

4.1	Shareholder Rights Agreement, dated as of June 23, 2009, between Plug Power Inc. and Registrar and American Stock Transfer & Trust Company, LLC, as Rights Agent. (3)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 2008.

(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 29, 2006.

(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 24, 2009.

(4)	Furnished herewith

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 6, 2009	By:	/s/ Andrew Marsh
Andrew Marsh
Chief Executive Officer

	By:	/s/ Gerald A. Anderson
Gerald A. Anderson
Chief Financial Officer