Form 10-Q
period 2009-09-30
PLUG POWER INC
filed 2009-11-09
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

The number of shares of common stock, par value of $.01 per share, outstanding as of November 2, 2009 was 129,559,601.

PLUG POWER INC.

INDEX to FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – September 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations – Three and nine month periods ended September 30, 2009 and September 30, 2008 and Cumulative Amounts from Inception	4

Condensed Consolidated Statements of Cash Flows – Nine month periods ended September 30, 2009 and September 30, 2008 and Cumulative Amounts from Inception	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	32

Item 4 – Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings	33

Item 1A – Risk Factors	33

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3 – Defaults Upon Senior Securities	34

Item 4 – Submission of Matters to a Vote of Security Holders	34

Item 5 – Other Information	34

Item 6 – Exhibits	35

Signatures	36

PART 1. FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
	Assets
Current assets:
Cash and cash equivalents	$24,136,396	$80,844,500
Trading securities - auction rate debt securities	53,484,515	52,650,654
Available-for-sale securities	46,975,230	23,843,950
Accounts receivable, less allowance of $82,400 in 2009 and $75,148 in 2008	1,492,165	2,151,121
Inventory	6,920,583	6,264,372
Auction rate debt securities repurchase agreement	6,090,485	-
Prepaid expenses and other current assets	1,643,527	2,350,738
Total current assets	140,742,901	168,105,335
Restricted Cash	2,265,348	-
Property, plant and equipment, net	15,185,702	17,769,974
Investment in leased property	2,317,498	-
Auction rate debt securities repurchase agreement	-	10,224,346
Intangible assets, net	12,126,568	12,843,182
Other assets	116	169,130
Total assets	$172,638,133	$209,111,967

	Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,334,415	$3,274,972
Accrued expenses	5,411,586	9,945,316
Borrowings under line of credit	59,575,000	62,875,000
Current portion long term debt	295,087	-
Deferred revenue	3,212,273	5,425,270
Other current liabilities	482,505	413,837
Total current liabilities	70,310,866	81,934,395
Repayable government assistance	-	173,138
Long term debt	1,217,607	-
Other liabilities	1,245,466	1,140,312
Total liabilities	72,773,939	83,247,845
Stockholders’ equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
130,456,568 at September 30, 2009 and 128,164,003 at December 31, 2008	1,304,566	1,281,640
Additional paid-in capital	767,618,807	765,347,706
Accumulated other comprehensive income (loss)	458,903	(359,253)
Deficit accumulated during the development stage	(668,240,078)	(639,662,385)
Less common stock in treasury:
986,199 shares at September 30, 2009 and 402,114 shares at December 31, 2008	(1,278,004)	(743,586)
Total stockholders’ equity	99,864,194	125,864,122
Total liabilities and stockholders’ equity	$172,638,133	$209,111,967

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statement of Operations
(Unaudited)

	Three months ended		Nine months ended		Cumulative Amounts
	Sept 30,		Sept 30,
	2009	2008	2009	2008	from Inception
Product and service revenue	$1,044,853	$1,270,978	$3,612,268	$3,251,612	$43,721,444
Research and development contract revenue	1,497,400	2,783,302	4,772,600	9,372,293	93,473,855

Total revenue	2,542,253	4,054,280	8,384,868	12,623,905	137,195,299
Cost of product and service revenue	1,334,565	1,834,541	3,566,348	6,299,208	58,537,791
Cost of research and development contract
revenue	2,814,876	3,794,321	7,762,465	14,525,986	137,101,876
In-process research and development	-	-	-	-	12,026,640
Research and development expense	4,387,231	7,703,000	12,809,762	26,597,599	418,293,021
Selling, general and administrative expenses	3,973,651	4,754,655	11,666,567	19,637,165	140,097,758
Goodwill Impairment	-	-	-	-	45,842,656
Amortization of intangible assets	544,114	562,668	1,575,466	1,710,603	20,539,024

Operating loss	(10,512,184)	(14,594,905)	(28,995,740)	(56,146,656)	(695,243,467)
Interest and other income and net realized gains
from available-for-sale securities	627,357	1,860,206	1,317,805	4,637,990	48,809,689
Change in fair value of auction rate securities repurchase agreement	(570,106)	-	(4,133,861)	-	6,090,485
Net trading gain	570,106	-	4,133,861	-	4,133,861
Impairment loss on available-for-sale securities	-	(789,117)	-	(5,282,117)	(10,224,346)
Interest and other expense	(285,909)	(286,442)	(899,758)	(613,920)	(3,228,550)

Loss before equity in losses of affiliates	(10,170,736)	(13,810,258)	(28,577,693)	(57,404,703)	(649,662,328)
Equity in losses of affiliates	-	-	-	-	(18,577,750)

Net loss	$(10,170,736)	$(13,810,258)	$(28,577,693)	$(57,404,703)	$(668,240,078)

Loss per share:
Basic and diluted	$(0.08)	$(0.16)	$(0.22)	$(0.65)

Weighted average number of common shares
outstanding	129,356,230	88,207,878	128,960,903	88,142,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,		Cumulative Amounts
	2009	2008	from Inception
Cash Flows From Operating Activities:
Net loss	$(28,577,693)	$(57,404,703)	$(668,240,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,783,165	3,314,770	41,211,887
Equity in losses of affiliates	-	-	18,577,750
Amortization of intangible asset	1,575,466	1,710,603	20,539,024
Noncash prepaid development costs	-	-	10,000,000
Loss on disposal of property, plant and equipment	280,460	(2,912)	317,673
In-kind services	-	-	1,340,000
Stock-based compensation	1,780,715	4,147,154	45,089,146
Provision for bad debts	82,400	-	250,218
Amortization of deferred grant revenue	-	-	(1,000,000)
Amortization and write-off of deferred rent	-	-	2,000,000
Goodwill impairment charge	-	-	45,842,656
Impairment loss on available-for-sale securities	-	5,282,117	10,224,346
Net unrealized gains on trading securities	(4,133,861)		(4,133,861)
Change in fair value of auction rate debt securities repurchase agreement	4,133,861	-	(6,090,485)
Gain (loss) on repayable government assistance	324,300	(1,232,522)	(908,222)
In-process research and development	-	-	7,042,640
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	583,430	1,252,272	(582,080)
Inventory	(656,211)	(1,761,516)	(5,725,848)
Prepaid expenses and other current assets	886,636	1,565,499	(2,417,728)
Accounts payable and accrued expenses	(6,630,997)	(324,952)	(1,591,977)
Deferred revenue	(2,213,119)	782,303	4,213,789
Net cash used in operating activities	(29,781,448)	(42,671,887)	(484,041,150)

Cash Flows From Investing Activities:
Cash paid for acquisitions, net	-	-	(19,267,125)
Purchase of property, plant and equipment	(46,324)	(1,241,805)	(38,388,545)
Investment in leased property	(2,461,526)	-	(2,461,526)
Restricted cash	(2,265,348)	-	(2,265,348)
Proceeds from disposal of property, plant and equipment	-	17,177	344,216
Purchase of intangible asset	-	-	(9,624,500)
Investment in affiliate	-	-	(1,500,000)
Proceeds from trading securities	3,300,000	-	3,300,000
Proceeds from maturities and sales of available-for-sale securities	94,564,022	230,986,668	2,690,763,480
Purchases of available-for-sale securities	(117,838,809)	(179,291,394)	(2,800,530,113)
Net cash (used in) provided by investing activities	(24,747,985)	50,470,646	(179,629,461)

Cash Flows From Financing Activities:
Proceeds from issuance of common and preferred stock	-	-	428,529,602
Proceeds from initial public offering, net	-	-	201,911,705
Stock issuance costs	-	-	(5,548,027)
Purchase of treasury stock	(534,418)	(488,567)	(1,153,060)
Proceeds from stock option exercises and employee stock purchase plan	76,493	165,156	11,521,718
Repayment of loans due to General Hydrogen Shareholders	-	-	(400,000)
Proceeds from borrowings under line of credit	(3,300,000)		59,575,000
Proceeds from long term debt	1,652,445	-	1,652,445
Repayment of government assistance	-	-	(2,235,244)
Principal payments on long-term debt and borrowings under line of credit	(139,751)	-	(6,926,438)
Net cash (used in) provided by financing activities	(2,245,231)	(323,411)	686,927,701

Effect of exchange rate changes on cash	66,560	15,692	879,306
Increase (decrease) in cash and cash equivalents	(56,708,104)	7,491,040	24,136,396
Cash and cash equivalents, beginning of period	80,844,500	12,076,938

Cash and cash equivalents, end of period	$24,136,396	$19,567,978	$24,136,396

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Description of Business

Plug Power Inc. is a development stage enterprise involved in the design, development and manufacture of fuel cell systems for industrial off-road (forklift or material handling) markets and stationary power markets worldwide. The Company is a development stage enterprise because substantially all of the Company’s resources and efforts are aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability, durability and affordability, and the establishment, expansion and stability of markets for the Company’s products. The Company continues to experience significant net outflows of cash from operations and devotes significant efforts towards financial planning in order to forecast future cash spending and the ability to continue product research and development activities and expansion of markets for its products. Fuel cell technology within the Company’s principle target markets, material handling power and remote prime power, and our secondary markets, residential and backup power, is still early in the technology adoption life cycle.

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

Although the Company has a significant amount of available-for-sale securities, as described further below, as of September 30, 2009, neither the Company nor any of its subsidiaries was an “investment company” pursuant to the Investment Company Act of 1940, as amended.

Liquidity

The Company anticipates incurring substantial additional losses over at least the next several years and believes that its current cash, cash equivalents, trading securities and available-for-sale securities balances will provide sufficient liquidity to fund operations for at least the next twelve months. The Company’s cash requirements depend on numerous factors, including completion of our product development activities, our ability to commercialize our energy products, market acceptance of our systems and other factors. The Company expects to devote substantial capital resources to continue its development programs directed at commercializing our energy products for worldwide use, building a sales base and expanding market channels, hiring and training production staff, developing and expanding manufacturing capacity, production and research and development activities. The Company expects to pursue the expansion of its operations through internal growth and strategic acquisitions and expects that such activities will be funded from existing cash, cash equivalents, trading securities, available-for-sale securities, and the issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance future cash requirements or consummate future acquisitions could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods.

Included in trading securities and working capital at September 30, 2009 and December 31, 2008, respectively, is $53.5 million and $52.7 million of auction rate debt securities. The auction rate debt securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate debt securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate debt securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted in accordance with the respective securities’ agreement. At September 30, 2009, the interest rates ranged from 0% to 1.75% on the auction rate debt securities as compared to the interest rate range at December 31, 2008 from 1.55% to 3.43%.

 In December 2008, the Company entered into a Repurchase Agreement with a third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement), at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement. The Company has elected to record this item at its fair value in accordance with Accounting Standard Codification No. 825-10-25, previously referred to as SFAS No. 159 to allow consistent treatment of this repurchase agreement and the underlying collateral. At September 30, 2009 and December 31, 2008 the fair value of this item is approximately $6.1 million and $10.2 million, respectively, and is recorded as an asset on the condensed consolidated balance sheets. The change in the fair value of the Repurchase Agreement for the nine months ended September 30, 2009 was $4.1 million and is recorded as a net unrealized loss on the condensed consolidated statements of operations.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the Company’s December 31, 2008 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the periods as of and ending September 30, 2009 and 2008.

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

Subsequent Events: The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 9, 2009, which was the date we filed this Form 10-Q with the SEC. No recognized or non-recognized subsequent events were noted.

Recent Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Codification (ASC) No. 105, Generally Accepted Accounting Principles (GAAP) (ASC 105 or FASB Codification), previously referred to as Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (SFAS 168). The FASB Codification is the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of the FASB Codification was not intended to change or alter existing GAAP. The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. The Company adopted the FASB Codification during the quarter ended September 30, 2009 and it did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity. The Company has appropriately updated its disclosures with the appropriate FASB Codification references during the three months ended September 30, 2009.  As such, all the notes to the condensed consolidated financial statements below as well as the critical accounting policies in the Management’s Discussion and Analysis section have been updated with the appropriate FASB Codification references.

In April 2009, the FASB issued ASC No. 825-10-65, Financial Instruments – Transition and Open Effective Date Information (ASC 825-10-65), which was previously discussed in the FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. ASC 825-10-65 amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825-10-65 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. ASC 825-10-65 is effective for interim periods ending after June 15, 2009. The Company adopted the provisions of ASC 825-10-65 and provided the additional disclosure requirements for the quarter ending June 30, 2009. See Note 3 – Fair Value Measurements.

In April 2009, the FASB issued ASC No. 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (ASC 820-10-35), which discusses the provisions related to the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased, which was previously discussed in the FASB Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP No. 157-4). ASC 820-10-35 provides additional guidance for estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. ASC 820-10-35 also includes guidance on identifying circumstances that may indicate a transaction is not orderly. ASC 820-10-35 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. In accordance with FASB ASC No. 820-10-65, Transition Related to FASB Statement No. 157-4, the above provisions are effective for interim periods ending after June 15, 2009, and is applied prospectively. The Company adopted the provisions of ASC 820-10-35 during the quarter ending June 30, 2009 and it did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity. See Note 3 – Fair Value Measurements.

In April 2009, the FASB issued ASC No. 320-10-65, Transition Related to Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-65), previously referred to as FASB  Staff Position SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP No. 115-2). ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change ASC 320-10-65 brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 320-10-65 during the quarter ending June 30, 2009 and it did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

In May 2009, the FASB issued ASC No. 855, Subsequent Events (ASC 855), previously referred to as SFAS No. 165, Subsequent Events. ASC 855 should be applied to the accounting for and disclosure of subsequent events. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  ASC 855 would apply to both interim financial statements and annual financial statements. The objective of ASC 855 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and, 3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. ASC 855 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted ASC 855 upon its issuance and it had no material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity. See Note 2 - Basis of Presentation for this new disclosure.

In June 2009, the FASB issued ASC No. 860, Transfers and Servicing (ASC 860), previously referred to as FASB SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140. ASC 860 will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company plans to adopt the provisions of ASC 860 on January 1, 2010 and does not believe adoption of this new standard will have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

In June 2009, the FASB issued ASC No. 810, Consolidation (ASC 810), previously referred to as FASB SFAS No. 167, Amendments to FASB Interpretation No. 46(R). ASC 810 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC 810 is effective for fiscal years beginning after November 15, 2009. The Company plans to adopt the provisions of ASC 810 on January 1, 2010 and does not believe adoption of this new standard will have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this Update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update is effective for fiscal years beginning on or after June 15, 2010. The Company plans to adopt the provisions of this Update on January 1, 2011. The Company is currently evaluating the impact, if any, of this new accounting update on its condensed consolidated financial position, condensed consolidated results of operations, or liquidity.

3. Fair Value Measurements

The Company complies with the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (ASC 820), previously referred to as SFAS No. 157, Fair Value Measurements in measuring fair value and in disclosing fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. FASB ASC No. 820-10-35, Fair Value Measurements and Disclosures- Subsequent Measurement (ASC 820-10-35), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35-3 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

ASC 820-10-35 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following table summarizes the basis used to measure certain financial assets at fair value on a recurring basis in the consolidated balance sheet:

Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Balance at September 30, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities – auction rate debt securities	$53,484,515	—	—	$53,484,515
Available-for-sale securities	$46,975,230	$46,975,230	—	—
Auction rate debt securities repurchase agreement	$6,090,485	—	—	$6,090,485

The following tables show reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the nine months ended September 30, 2009:

Auction Rate Debt Securities	Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$52,650,654

Sale of trading securities for the nine months ended September 30, 2009	(3,300,000)

Net realized gains on trading securities for the nine months ended September 30, 2009	4,133,861

Fair value of trading securities - auction rate debt securities at September 30, 2009	$53,484,515

Auction Rate Debt Securities Repurchase Agreement	Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$10,224,346

Change in fair value of auction rate securities repurchase agreement for the nine months ended September 30, 2009	(4,133,861)

Fair value of auction rate debt securities repurchase agreement at September 30, 2009	$6,090,485

The following summarizes the valuation technique for assets measured and recorded at fair value:

Available-for-sale securities: For our level 1 securities, which represent Federal treasury securities, fair value is based on quoted market prices.

 Trading securities – auction rate debt securities and auction rate debt securities repurchase agreement: The securities valued using unobservable inputs were the auction rate debt securities and auction rate debt securities repurchase agreement as the financial and capital markets have experienced significant dislocation and illiquidity in regard to these types of instruments and there is currently no secondary market for these types of securities. There have been no successful auctions since early 2008. The valuation of these auction rate debt securities and auction rate debt securities repurchase agreement is an estimate based upon factors specific to these securities, including duration, tax status (taxable or tax-exempt), credit quality, the existence of insurance wraps, and the composition of the underlying student loans (Federal Family Education Loan Program or private loans). Assumptions were made about future cash flows based upon interest rate formulas as described above. Also, the valuation included estimates of market data including yields or spreads of similar trading instruments, when available, or assumptions believed to be reasonable for non-observable inputs such as likelihood of redemption.  Actual transactions involving these securities and/or future valuations could differ from the estimated fair value of these securities at September 30, 2009.

4. Earnings Per Share

The Company reports net loss per basic and diluted common share in accordance with the provisions of FASB ASC No. 260, Earnings Per Share (ASC 206), previously referred to as SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting loss per share. Basic earnings per common share are computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as convertible preferred stock, stock options, unvested restricted stock, and warrants) were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any, computed by dividing net earnings by the combination of dilutive common share equivalents, comprised of shares issuable under outstanding warrants and the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Since the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same.

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(10,170,736)	$(13,810,258)	$(28,577,693)	$(57,404,703)
Denominator:
Weighted average number of common shares	129,356,230	88,207,878	128,960,903	88,142,442

The dilutive potential common shares are summarized as follows:

	Nine Months Ended September 30,
	2009	2008
Stock options	6,944,861	6,228,772
Unvested restricted stock	15,000	416,437
Preferred stock (1)	-	39,500,000
Warrants (2)	571,429	571,429

	7,531,290	46,716,638

(1)

The preferred stock amount represents the dilutive potential common shares of the 395,000 shares of Class B capital stock issued on June 29, 2006, which were converted into 39,500,000 shares of common stock in December 2008.

(2)	The warrants were granted to the shareholders of General Hydrogen as part of the acquisition of that company.

5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets related to Cellex and General Hydrogen as of September 30, 2009 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Total
Acquired Technology	8 years	$15,900,000	$(5,112,440)	$641,091	$11,428,651
Customer Relationships	8 years	1,000,000	(302,083)	—	697,917

		$16,900,000	$(5,414,523)	$641,091	$12,126,568

 6. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2009 are as follows:

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Deficit Accumulated During the Development Stage	Total Stockholders' Equity	Total Comprehensive Loss
December 31, 2008	128,164,003	$1,281,640	$765,347,706	$(359,253)	402,114	$(743,586)	$(639,662,385)	$125,864,122

Net loss	-	-	-	-	-	-	(28,577,693)	(28,577,693)	(28,577,693)
Foreign currency translation gain	-	-	-	961,663	-	-	-	961,663	961,663
Unrealized loss on available-for-sale securities, net of reclassification adjustments for realized net losses and gains	-	-	-	(143,507)	-	-	-	(143,507)	(143,507)
Total comprehensive loss									(27,759,537)
Stock based compensation	2,084,325	20,843	2,075,093	-	-	-	-	2,095,936
Stock issued under employee stock purchase plan	208,240	2,083	196,008	-	-	-	-	198,091
Treasury stock	-	-	-	-	584,085	(534,418)	-	(534,418)
September 30, 2009	130,456,568	$1,304,566	$767,618,807	$458,903	986,199	$(1,278,004)	$(668,240,078)	$99,864,194

7. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the nine months ended September 30, 2009 and 2008:

	Sept 30, 2009	Sept 30, 2008
Stock-based compensation accrual impact	$436,819	$124,519
Change in unrealized gain/loss on available-for-sale securities	(143,507)	115,304
Settlement of repayable government assistance	-	2,716,598
Restricted shares forfeited	-	(99,226)

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

At April 1, 2009, the total amount repaid to the NRC was less than the Cdn$500,000 contribution, therefore Plug Power Canada will continue to make payments to the NRC until either the full Cdn$500,000 is repaid or until July 1, 2012, whichever comes first. The Company has recorded the estimate of amounts owed under this arrangement as a debt, with royalty payments recorded as a reduction of the debt.

Accordingly, liabilities relating to this agreement in the amount of $0 and $149,204 have been recorded as repayable government assistance and current portion of repayable government assistance (other current liabilities), respectively, in the condensed consolidated balance sheets as of September 30, 2009 and $173,138 and $369,331 have been recorded as repayable government assistance and current portion of repayable government assistance (other current liabilities), respectively, in the consolidated balance sheets as of December 31, 2008.

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

9. Restructuring Charges

On June 10, 2008, the Company undertook a restructuring as part of its plan to become a market and sales driven organization. The Company has refocused on the GenDrive motive power product where there has been significant customer interest in fuel cell power units. As part of the restructuring, the Company has reduced its workforce, cut back discretionary spending, and deferred non strategic projects. The Company recorded an adjustment to accrued restructuring charges in the amount of $322,499 within selling, general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2009. At September 30, 2009, $698,135 remains in accrued expenses on the condensed consolidated balance sheets.

The accrued restructuring charges relating to the June 2008 restructuring are comprised of the following at September 30, 2009:

	Accrued restructuring	Adjustments to accrued		Accrued restructuring
	charges at January 1, 2009	restructuring charges	Cash Payments	charges at Sept 30, 2009
Personnel Related	$38,621	$(22,737)	$(15,884)	$—
Contract Cancellation	364,100	—	—	364,100
Net Lease Obligations	—	345,236	(11,201)	334,035

Total	$402,721	$322,499	$(27,085)	$698,135

On December 18, 2008, the Company adopted a restructuring plan intended to focus the Company on revenue growth, improve organizational efficiency and position the Company for long-term profitability.  As part of this plan, the Company implemented a reduction in workforce by eliminating 90 positions in addition to terminating purchase commitments and charging off inventory related to lapsed product lines.  The Company recorded an adjustment to accrued restructuring charges in the amount of $156,603 within selling, general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2009. At September 30, 2009, $1,077,707 remains in accrued expenses on the condensed consolidated balance sheets.

The accrued restructuring charges related to the December 2008 restructuring are comprised of the following at September 30, 2009:

	Accrued restructuring	Adjustments to accrued		Accrued restructuring
	charges at January 1, 2009	restructuring charges	Cash Payments	charges at Sept 30, 2009
Personnel Related	$2,653,597	$(116,805)	$(2,520,792)	$16,000
Contract Cancellation	1,336,767	(39,798)	(235,262)	1,061,707

Total	$3,990,364	$(156,603)	$(2,756,054)	$1,077,707

10. Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement

In December 2008, the Company entered into a Credit Line Agreement with a third-party lender with a maximum availability of $62.9 million. The Company’s auction rate debt securities included in trading securities on the condensed consolidated balance sheets are pledged as collateral for the Credit Line Agreement. As of December 31, 2008, the Company had drawn down $62.9 million on this line of credit. During the nine months ended September 30, 2009, $3.3 million of auction rate debt securities were sold by the third-party lender holding the collateral which resulted in a corresponding reduction in amounts outstanding under the Credit Line Agreement. The fair value of the auction rate debt securities is $53.5 million and $52.7 million at September 30, 2009 and December 31, 2008, respectively. The Credit Line Agreement bears interest at a variable rate equal to the average rate of interest earned by the Company on the auction rate debt securities pledged as collateral for the Credit Line Agreement. The interest rate on the line of credit advances was 1.3% and 2.4% at September 30, 2009 and December 31, 2008, respectively. Interest expense on the advances on the Credit Line Agreement was approximately $652,000 for the nine months ended September 30, 2009.

The advances on the Credit Line Agreement are repayable on demand by the third-party lender. If the third-party lender exercises its right to demand repayment of the advances under the Credit Line Agreement prior to June 30, 2010 (the date upon which the Company can first exercise its rights under the Repurchase Agreement discussed below), the third-party lender is required to arrange alternative financing on terms substantially the same as the Credit Line Agreement or the third party lender must repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement at their par value, which is $59.6 million and $62.9 million at September 30, 2009 and December 31, 2008, respectively.

In December 2008, the Company also entered into a Repurchase Agreement with the third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement. The Company has elected to record this item at its fair value in accordance with Accounting Standard Codification No. 825-

10-25, previously referred to as SFAS No. 159 to allow consistent treatment of this repurchase agreement and the underlying collateral. At September 30, 2009 and December 31, 2008 the fair value of this item is approximately $6.1 million and $10.2 million, respectively, and is recorded as an asset on the condensed consolidated balance sheets. The change in the fair value of the Repurchase Agreement for the nine months ended September 30, 2009 was $4.1 million and is recorded as a net unrealized loss on the condensed consolidated statements of operations.

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

The outstanding balance of the debt as of September 30, 2009 is $1.5 million and is recorded as current portion of long term debt and long term debt in the condensed consolidated balance sheets. Restricted cash and the amount of the corresponding pledge requirement as of September 30, 2009 was $1.7 million and is recorded as restricted cash in the condensed consolidated balance sheets. Principal payments due on long-term debt over the next five fiscal years are as follows: 2010, $300,000; 2011, $323,000; 2012, $347,000; 2013, $373,000; and 2014 $98,000.

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

In July 2009, the Company signed a letter of credit with Key Bank in the amount of $525,000. The standby letter of credit is required by the contract currently being negotiated between Air Products and the Company to supply hydrogen infrastructure and hydrogen to Central Grocers at their distribution center. The beneficiary of the standby letter of credit is Air Products and Chemicals, Inc. and it is to be paid out if the Company fails to fulfill its obligations as stated in the contract.

12. Available-For-Sale Securities

The amortized cost and estimated fair value of the Company’s available-for-sale securities as of September 30, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Securities	$46,891,632	$83,598	$—	$46,975,230

The amortized cost and estimated fair value of the Company’s available-for-sale securities as of December 31, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Securities	$23,616,845	$227,105	$—	$23,843,950

There were no unrealized losses in the securities available-for-sale portfolio at September 30, 2009.  The contractual maturities of securities available-for-sale are within the next eleven months.

	Nine months ended Sept 30, 2009	Nine months ended Sept 30, 2008

Proceeds on Sales	$2,699,181	$148,515,834
Proceeds on Maturities	$91,864,841	$82,470,834
Gross Realized Gains	$-	$404,074
Gross Realized Losses	$-	$12,390

13. Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the provision of ASC 825-10-65, Financial Instruments – Transition and Open Effective Date Information, which was previously discussed in FSP No. FAS 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. ASC 825-10-65 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2008. In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that unit orders will not ship, be installed and/or convert to revenue, in whole or in part; our ability to develop commercially viable energy products; the cost and timing of developing our energy products; market acceptance of our energy products; our ability to manufacture energy products on a large-scale commercial basis; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our energy products; the cost and availability of fuel and fueling infrastructures for our energy products; our ability to raise the necessary capital to develop, manufacture and market our energy products; our ability to establish relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; our ability to protect our intellectual property; our ability to lower the cost of our  energy products and demonstrate their reliability; the cost of complying with current and future governmental regulations; fluctuations in the trading price and volume of our common stock; and other risks and uncertainties discussed, but are not limited to, those set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 16, 2009 as  updated by Part II, Item 1A of this Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

Overview

 We design, develop and manufacture fuel cell systems for industrial off-road (forklift or material handling) markets and stationary power markets worldwide. We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies and fuel cell/battery hybrid technologies, from which multiple products are available. Fuel cell technology within our principle target markets, material handling power and remote prime power, and our secondary markets, residential and backup power, are still early in the technology adoption life cycle. Accordingly, we are a development stage enterprise because substantially all of our resources and efforts are aimed at the discovery of new knowledge that could lead to significant improvements in system reliability, durability and affordability, and the establishment, expansion and stability of markets for our products. Our two primary product lines are our GenDrive solution for the industrial off-road (forklift or material handling) market and our Gensys solution for prime power applications.

 We continue to experience significant net outflows of cash from operations and devote significant efforts towards financial planning in order to forecast future cash spending and the ability to continue product research and development activities and expansion of markets for our products. We continue to survey the market to determine the most solid path to profitability for Plug Power.

We currently offer our hydrogen fueled GenDrive power unit for sale on commercial terms for industrial off-road (forklift or material handling) applications, with a focus on multi-shift high volume manufacturing and high throughput distribution sites. We have sold, on commercial terms, products to target customers including Wal-Mart, Bridgestone Firestone and Nestle Waters. Our shipments to Central Grocers and Sysco Foods involve greenfield sites for new facilities.  Greenfield sites offer the potential for the greatest financial benefits to our customers by eliminating the need for customers to make capital investments in batteries and the associated chargers, storage and changing systems.

We currently also offer our low-temperature remote-prime, and high-temperature residential GenSys continuous power products. Our low-temperature GenSys unit successfully completed a field trial in rural India in 2008. It is offered for sale on commercial terms to remote telecommunications providers whose sites are located where the grid is unreliable or non-existent. In May 2009, we entered into an agreement for the purchase, installation and maintenance of 200 GenSys prime power fuel cell systems to be installed at cell towers owned and operated by Wireless TT Info Services Limited (WTTIL) in India. In response to the magnitude of this business opportunity, we recently formed Plug Power Energy India Private Limited (Plug Power India), an Indian entity offering sales of our GenSys product to commercial customers. Plug Power India will leverage our core strengths in product development, sales and marketing, and project management, while outsourcing non-core activities.

We continue to develop our high-temperature GenSys unit, which is being tested by the U.S. Department of Energy and National Grid during field trials in 2009. Learning from the trial will help determine system refinements for incorporation into the next-generation system design.

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

As we gain experience, including field experience relative to service and warranty of our initial products, the fair values for the multiple elements within our future contracts may become determinable and we may, in future periods, recognize product revenue upon delivery or installation of the product, or we may continue to defer recognition, based on application of appropriate guidance within the Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) No. 105, Generally Accepted Accounting Principles (GAAP) (ASC 105 or FASB Codification), previously referred to as Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (SFAS 168). FASB ASC No. 605-25-25, Multiple-Element Arrangements Revenue Recognition, previously discussed in Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or changes in the manner in which we structure contractual agreements, including our agreements with distribution partners.

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

Product and service revenue for the three months ended September 30, 2009 decreased approximately $226,000, or 17.8%, to $1.0 million from $1.3 million for the three months ended September 30, 2008. The decrease is primarily related to fewer current period system shipments partially offset by an increase in non-deferred revenue as well as an increase in revenue from prior period system shipments now being recognized. The non-deferred revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or delivered or after services are rendered.

In the product and service revenue category, during the three months ended September 30, 2009, we shipped 6 fuel cell systems as compared to 59 fuel cell systems shipped during the three months ended September 30, 2008. In the three months ended September 30, 2009, we recognized approximately $407,000 of revenue for products shipped or delivered or services rendered in the three months ended September 30, 2009, which includes approximately $357,000 of non-deferred revenue as compared to approximately $710,000 of revenue recognized in the three months ended September 30, 2008 for products shipped or delivered or services rendered in the three months ended September 30, 2008, which includes approximately $317,000 of non-deferred revenue. Additionally, in the three months ended September 30, 2009 we recognized approximately $638,000 of product and services revenue from fuel cell shipments made prior to 2009, whereas in the three months ended September 30, 2008 we recognized approximately $561,000 of product and service revenue from fuel cell shipments made prior to 2008.

Product and service revenue for the nine months ended September 30, 2009 increased approximately $361,000, or 11.1%, to $3.6 million from $3.3 million for the nine months ended September 30, 2008. The increase is primarily related to increased revenue from prior period system shipments now being recognized as well as an increase in non-deferred revenue partially offset by decreased revenue related to fewer system shipments. The non-deferred revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or delivered or after services are rendered.

In the product and service revenue category, during the nine months ended September 30, 2009, we shipped 172 fuel cell systems (32 are related to sales to end customers and 140 were delivered to Central Grocers under a lease arrangement whereby Plug Power retains title and ownership of the equipment and revenue recognition began in the second quarter of 2009) as compared to 207 fuel cell systems shipped during the nine months ended September 30, 2008. In the nine months ended September 30, 2009, we recognized approximately $1.0 million of revenue for products shipped or delivered or services rendered in the nine months ended September 30, 2009, which includes approximately $934,000 of non-deferred revenue as compared to approximately $1.5 million of revenue recognized in the nine months ended September 30, 2008 for products shipped or delivered or services rendered in the nine months ended September 30, 2008, which includes approximately $690,000 of non-deferred revenue. Additionally, in the nine months ended September 30, 2009 we recognized approximately $2.6 million of product and services revenue from fuel cell shipments made prior to 2009, whereas in the nine months ended September 30, 2008 we recognized approximately $1.7 million of product and service revenue from fuel cell shipments made prior to 2008.

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

Research and development contract revenue for the three months ended September 30, 2009 was $1.5 million compared to $2.8 million for the three months ended September 30, 2008. The decrease of $1.3 million or 46.2% is primarily related to the completion and near completion of funded projects in both the United States and Canada as well as a delay in the timing of deliverables in new programs.

Research and development contract revenue for the nine months ended September 30, 2009 was $4.8 million compared to $9.4 million for the nine months ended September 30, 2008. The decrease of $4.6 million or 49.1% is primarily related to the completion and near completion of funded projects in both the United States and Canada as well as a delay in the timing of deliverables in new programs.

Cost of product and service revenue. Cost of product and service revenue includes the direct material cost incurred in the manufacture of the products we sell as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations.

Cost of product and service revenue for the three months ended September 30, 2009 decreased $500,000, or 27.3%, to $1.3 million compared to $1.8 million in the three months ended September 30, 2008. The decrease is related to decreased product and service fuel cell system shipments. There were 6 shipments for the three months ended September 30, 2009 as compared to 59 for the three months ended September 30, 2008.

Cost of product and service revenue for the nine months ended September 30, 2009 decreased $2.7 million, or 43.4%, to $3.6 million compared to $6.3 million in the nine months ended September 30, 2008. Although product and service fuel cell system shipments were 172 for the nine months ended September 30, 2009 as compared to 207 for the nine months ended September 30, 2008, 140 of the 172 shipments are being accounted for under a lease arrangement which commenced in the second quarter of 2009.  Therefore, the cost of product and service revenue recognized on those 140 shipments consists of depreciation.

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

  Cost of research and development contract revenue for the three months ended September 30, 2009 decreased $1.0 million, or 25.8%, to $2.8 million compared to $3.8 million in the three months ended September 30, 2008. This decrease reflects a reduced effort on funded contracts due to the completion or near completion of several major contracts in the United States and Canada as well as a delay in the timing of deliverables for new programs.

Cost of research and development contract revenue for the nine months ended September 30, 2009 decreased $6.8 million, or 46.6%, to $7.8 million compared to $14.5 million in the nine months ended September 30, 2008. This decrease reflects a reduced effort on funded contracts due to the completion or near completion of several major contracts in the United States and Canada as well as a delay in the timing of deliverables for new programs.

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

Research and development expense decreased to $4.4 million for the three months ended September 30, 2009 compared to $7.7 million in the three months ended September 30, 2008. This decrease was a direct result of the corporate restructuring plans announced in June and December of 2008, which included a reduced workforce and a reduction in non-strategic research and development projects.

Research and development expense decreased to $12.8 million for the nine months ended September 30, 2009 compared to $26.6 million in the nine months ended September 30, 2008. This decrease was a direct result of the corporate restructuring plans announced in June and December of 2008, which included a reduced workforce and a reduction in non-strategic research and development projects.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2009 decreased to $4.0 million compared to $4.8 million in the three months ended September 30, 2008. This decrease was a direct result of the corporate restructuring plans announced in June and December of 2008.

Selling, general and administrative expenses for the nine months ended September 30, 2009 decreased to $11.7 million compared to $19.6 million in the nine months ended September 30, 2008. This decrease was a direct result of the corporate restructuring plans announced in June and December of 2008.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets from Cellex and General Hydrogen, including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets was approximately $544,000 for the three months ended September 30, 2009, compared to $563,000 for the three months ended September 30, 2008. The decrease is related to foreign currency fluctuations.

Amortization of intangible assets was $1.6 million for the nine months ended September 30, 2009, compared to $1.7 million for the nine months ended September 30, 2008. The decrease is related to foreign currency fluctuations.

Interest and other income and net realized gains from available-for-sale securities. Interest and other income and net realized gains from available-for-sale securities consists primarily of interest earned on our cash, cash equivalents, available-for-sale and trading securities, other income, and the net realized gain/loss from the sale of available-for-sale securities.

Interest and other income and net realized gains from available-for-sale securities decreased to approximately $627,000 for the three months ended September 30, 2009 from approximately $1.9 million for the three months ended September 30, 2008. This decrease is primarily related to lower cash balances coupled with lower yields on our investments due to a declining rate environment. Total net realized gains/losses from the sale of available-for-sale securities was $0 for the three months ended September 30, 2009 and $0 for the three months ended September 30, 2008. Interest income on trading securities and available-for-sale securities for the three months ended September 30, 2009 and 2008 was approximately $284,000 and $525,000, respectively. Also included in the three months ended September 30, 2008 is a $1.3 million gain relating to the termination of Technology Partnerships Canada (TPC) agreements as discussed in Note 8, Repayable Government Assistance.

Interest and other income and net realized gains from available-for-sale securities decreased to approximately $1.3 million for the nine months ended September 30, 2009 from $4.6 million for the nine months ended September 30, 2008. This decrease is primarily related to lower cash balances coupled with lower yields on our investments due to a declining rate environment. Total net realized gains/losses from the sale of available-for-sale securities was $0 for the nine months ended September 30, 2009 and a net gain of approximately $392,000 for the nine months ended September 30, 2008. Interest income on trading securities and available-for-sale securities for the nine months ended September 30, 2009 was approximately $964,000 and $2.8 million, respectively. Also included in the nine months ended September 30, 2008 is a $1.3 million gain relating to the termination of Technology Partnerships Canada (TPC) agreements as discussed in Note 8, Repayable Government Assistance.

Impairment loss on available-for-sale securities. Due to the liquidity issues in the credit and capital markets, the market for auction rate debt securities began experiencing auction failures in February 2008, and there have been no successful auctions for the securities held in our portfolio since the failures began. Given the lack of liquidity in the market for auction rate debt securities, the Company concluded that the estimated fair value of these securities had become lower than the cost of these securities, and, based on an analysis of the other than temporary impairment factors, management determined that this difference represented a decline in fair value that was other than temporary. Accordingly, the Company recorded an other than temporary impairment charge of approximately $789,000 and $5.3 million in the three and nine months ended September 30, 2008, respectively, in the condensed consolidated statements of operations.

As a result of the Repurchase Agreement entered into with a third-party lender in December 2008, the Company reclassified the auction rate debt securities from available-for-sale securities to trading securities.  The net realized gains on trading securities for the three and nine months ended September 30, 2009 was approximately $570,000 and $4.1 million, respectively.

Interest and other expense. Interest and other expense consists of interest on repayable government assistance amounts related to the activities of Cellex and General Hydrogen, interest related to the Credit Line Agreement, and foreign currency exchange gain/(loss).

Interest and other expense for the three months ended September 30, 2009 and 2008 was approximately $286,000. Interest expense related to the Credit Line Agreement was approximately $216,000 and $0, respectively, for the three months ended September 30, 2009 and 2008.

Interest and other expense for the nine months ended September 30, 2009 was approximately $900,000, compared to approximately $614,000 for the nine months ended September 30, 2008. Interest expense related to the Credit Line Agreement was approximately $652,000 and $0, respectively, for the nine months ended September 30, 2009 and 2008.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

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

Several key indicators of liquidity are summarized in the following table:

(in thousands)	Nine months ended or at September 30, 2009	Nine months ended or at September 30, 2008	Year ended or at December 31, 2008
Cash and cash equivalents at end of period	$24,136	$19,568	$80,845
Trading securities – auction rate debt securities at end of period	53,485	—	52,651
Available-for-sale securities at end of period	46,975	96,762	23,844
Working capital at end of period	70,432	110,672	86,171
Net loss	28,578	57,405	121,700
Net cash used in operating activities	29,781	42,672	56,596
Purchase of property, plant and equipment	46	1,242	1,419

 Included in trading securities and working capital at September 30, 2009 and December 31, 2008 and in available-for-sale securities and working capital at September 30, 2008, respectively, is $53.5 million, $52.7 million and $57.6 million of auction rate debt securities. The auction rate debt securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate debt securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate debt securities began experiencing auction failures in February 2008, and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted in accordance with the respective securities agreement. At September 30, 2009, the interest rates ranged from 0% to 1.75% on the auction rate debt securities. See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement.

 The Company has pledged these securities as collateral to a third-party lender for a Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement) entered into in December 2008. Given the lack of liquidity in the market for auction rate debt securities, the estimated fair value of these auction rate debt securities have become lower than their cost and, based on an analysis of other than temporary impairment factors, management has determined, beginning in the first quarter of 2008, that this difference represents a decline in value that is other than temporary. Accordingly, the Company recorded an other than temporary impairment charge of approximately $789,000 and $5.3 million for the three and nine months ended September 30, 2008, respectively, in the condensed consolidated statements of operations. In December 2008, the Company entered into a Repurchase Agreement with a third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement), at their par value, from June 30, 2010 through July 2, 2012. The fair value of the Repurchase Agreement at its origination was $10.2 million and was recorded as income in the 2008 condensed consolidated statement of operations. The fair value of the Repurchase Agreement at September 30, 2009 was $6.1 million. The change in fair value of approximately $570,000 and $4.1 million during the three and nine months ended September 30, 2009, respectively, was recorded as expense in the condensed consolidated statements of operations which is offset by the change in fair value of the auction rate debt securities held as collateral of approximately $570,000 and $4.1 million that is recorded as income for the three and nine months ended September 30, 2009, respectively.

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

In May 2008, the Company filed a lawsuit against UBS Financial Services Inc. and UBS AG in the United States District Court, Northern District of New York, the financial advisor that placed the Company in certain auction rate debt securities held in the Company's investment portfolio. The lawsuit sought a return of the $62.9 million of Company funds UBS invested in auction rate debt securities in contravention to the Company's investment policy, among other damages.

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

The outstanding balance of the debt as of September 30, 2009 is $1.5 million and is recorded as current portion of long term debt and long term debt in the condensed consolidated balance sheets. Restricted cash and the amount of the corresponding pledge requirement as of September 30, 2009 was $1.7 million and is recorded as restricted cash in the condensed consolidated balance sheets. Principal payments due on long-term debt over the next five fiscal years are as follows: 2010, $300,000; 2011, $323,000; 2012, $347,000; 2013, $373,000; and 2014 $98,000.

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

In July 2009, the Company signed a letter of credit with Key Bank in the amount of $525,000. The standby letter of credit is required by the contract currently being negotiated between Air Products and the Company to supply hydrogen infrastructure and hydrogen to Central Grocers at their distribution center. The beneficiary of the standby letter of credit is Air Products and Chemicals, Inc. and it is to be paid out if the Company fails to fulfill its obligations as stated in the contract.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of September 30, 2009, we had cash and cash equivalents of $24.1 million, trading securities of $53.5 million, available-for-sale securities of $47.0 million and working capital of $70.4 million.

During the nine months ended September 30, 2009, cash used for operating activities was $29.8 million, consisting primarily of a net loss of $28.6 million offset, in part, by non-cash expenses in the amount of $6.5 million, including $4.4 million for amortization and depreciation, $1.8 million for stock based compensation, $280,000 for disposals of property, plant and equipment and $82,000 in bad debt expense. Cash used in investing activities for the nine months ended September 30, 2009 was $24.7 million, consisting of $3.3 million in proceeds from trading securities offset by $23.3 million of maturities, net of purchases, of available-for-sale securities, $46,000 used to purchase property, plant and equipment, $2.5 million used as an investment in leased property, and $2.3 million in restricted cash. Cash used in financing activities for the nine months ended September 30, 2009 was $2.2 million consisting primarily of proceeds from borrowings of long term debt of $1.7 million offset by $3.3 million in proceeds from borrowings under line of credit, $534,000 for the purchase of treasury stock and $140,000 in principal payments on long-term debt and line of credit.

We have financed our operations from inception through September 30, 2009 primarily from the sale of equity (including those related to stock-based compensation), which has provided cash in the amount of $634.9 million since inception.  Also since inception, cumulative net cash used in operating activities has been $484.0 million, and cash used in investing activities has been $179.6 million, including our purchase of property, plant and equipment of $38.4 million, our net investments in available-for-sale securities in the amount of $109.8 million, and cash used for acquisitions of $19.3 million, net of cash received.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes or modifications to the policies since December 31, 2008, other than the adoption of ASC 105 which is the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (SEC), have been superseded by the FASB Codification. All other non-grandfathered, non-SEC accounting literature not included in the FASB Codification has become nonauthoritative. The FASB Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The FASB Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the FASB Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the FASB Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the FASB Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the FASB Codification.

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

Item 1A - Risk Factors

Part II, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission, filed on March 16, 2009, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except as set forth below or previously updated, or to the extent additional information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K.  However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

A failure to comply with NASDAQ’s listing standards could result in the delisting of our common stock by NASDAQ from the NASDAQ Global Market and severely limit the ability to trade our common stock.

Our common stock is currently traded on the NASDAQ Global Market. Under NASDAQ’s listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ will notify us that we may be delisted from the NASDAQ Global Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of ten consecutive trading days during the 180 days following notification by NASDAQ, NASDAQ may delist our common stock from trading on the NASDAQ Global Market. On September 15, 2009, we were notified by NASDAQ that we were not in compliance with the minimum bid price listing requirement and therefore had 180 days within which to regain compliance.  As of October 21, 2009 we regained compliance since our stock price traded above $1.00 for ten consecutive trading days. On November 5, 2009, the per share price of our common stock closed at $0.86 on the NASDAQ Global Market. There can be no assurance that our common stock will continue to remain eligible for trading on the NASDAQ Global Market. If our common stock is delisted and we are unable to list on another exchange, the ability to trade in our common stock would be severely, if not completely, limited.

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

In June 2009, we adopted a shareholder rights agreement effectively implementing what is commonly known as a “poison pill.” This poison pill significantly increases the costs that would be incurred by an unwanted third party acquirer if such party owns or announces its intent to commence a tender offer for more than 15% of our outstanding Common Stock or otherwise “triggers” the poison pill by exceeding the applicable stock ownership threshold. The existence of this poison pill could delay, deter or prevent a takeover of the Company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the three months ended September 30, 2009, we issued 160,397 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

(b)  Not applicable.

(c)  None.

Item 3 – Default Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

(a)  None.

(b)  None.

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.2	Third Amended and Restated By-laws of Plug Power Inc. (3)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (2)

4.1	Shareholder Rights Agreement, dated as of June 23, 2009, between Plug Power Inc. and Registrar and American Stock Transfer & Trust Company, LLC, as Rights Agent. (2)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ending December 31, 2008.

(2)	Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 24, 2009.

(3)	Incorporated by reference to the Company’s Form 8-K dated October 28, 2009.

(4)	Furnished herewith

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 9, 2009	By:	/s/ Andrew Marsh
Andrew Marsh
Chief Executive Officer

	By:	/s/ Gerald A. Anderson
Gerald A. Anderson
Chief Financial Officer