Form 10-Q
period 2010-03-31
PLUG POWER INC
filed 2010-05-10
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value of $.01 per share, outstanding as of May 4, 2010 was 131,093,973.

PLUG POWER INC.

PART 1.   FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries (A Development Stage Enterprise) Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$8,269,184	$14,580,983
Trading securities - auction rate debt securities	45,813,097	53,397,179
Available-for-sale securities	41,990,705	47,959,920
Accounts receivable, less allowance of $92,560 in 2010 and 2009	2,601,913	2,004,670
Inventory	6,714,098	6,360,755
Auction rate debt securities repurchase agreement	5,311,903	5,977,822
Prepaid expenses and other current assets	2,577,094	3,217,446
Total current assets	113,277,994	133,498,775
Restricted cash	2,265,461	2,265,405
Property, plant and equipment, net	14,047,627	14,342,740
Investment in leased property	2,477,607	2,255,772
Intangible assets, net	11,466,511	11,821,830
Total assets	$143,535,200	$164,184,522

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,077,278	$2,877,270
Accrued expenses	4,828,379	5,847,541
Borrowings under line of credit	51,125,000	59,375,000
Current portion long term debt	401,861	413,708
Deferred revenue	5,387,022	4,596,717
Other current liabilities	234,671	379,584
Total current liabilities	64,054,211	73,489,820
Long term debt	1,061,894	1,150,408
Other liabilities	1,313,411	1,275,541
Total liabilities	66,429,516	75,915,769
Stockholders’ equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
132,800,193 at March 31, 2010 and 130,591,236 at December 31, 2009	1,328,002	1,305,913
Additional paid-in capital	769,069,904	767,808,572
Accumulated other comprehensive income	977,757	803,209
Deficit accumulated during the development stage	(692,553,522)	(680,370,937)
Less common stock in treasury:
1,800,615 shares at March 31, 2010 and 986,199 shares at December 31, 2009	(1,716,457)	(1,278,004)
Total stockholders’ equity	77,105,684	88,268,753
Total liabilities and stockholders’ equity	$143,535,200	$164,184,522

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries (A Development Stage Enterprise) Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended
	March 31,		Cumulative Amounts
	2010	2009	from Inception
Product and service revenue	$1,539,342	$1,282,722	$46,481,291
Research and development contract revenue	1,207,974	1,338,678	97,369,012
Total revenue	2,747,316	2,621,400	143,850,303
Cost of product and service revenue	3,287,853	483,515	65,505,749
Cost of research and development contract
revenue	1,881,514	2,219,207	143,654,286
In-process research and development	-	-	12,026,640
Research and development expense	5,486,717	4,464,962	427,294,349
Selling, general and administrative expenses	3,857,717	3,238,864	147,715,714
Goodwill impairment	-	-	45,842,656
Amortization of intangible assets	562,175	506,198	21,658,066
Operating loss	(12,328,660)	(8,291,346)	(719,847,157)
Interest and other income and net realized gains
from available-for-sale securities	342,039	430,192	49,523,222
Change in fair value of auction rate securities repurchase agreement	(665,919)	(3,049,994)	5,311,903
Net trading gain	665,919	3,049,994	4,912,443
Impairment loss on available-for-sale securities	-	-	(10,224,346)
Interest and other expense	(195,964)	(296,295)	(3,651,837)
Loss before equity in losses of affiliates	(12,182,585)	(8,157,449)	(673,975,772)
Equity in losses of affiliates	-	-	(18,577,750)
Net loss	$(12,182,585)	$(8,157,449)	$(692,553,522)

Loss per share:
Basic and diluted	$(0.09)	$(0.06)

Weighted average number of common shares
outstanding	130,440,572	128,472,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,		Cumulative Amounts
	2010	2009	from Inception
Cash Flows From Operating Activities:
Net loss	$(12,182,585)	$(8,157,449)	$(692,553,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	822,470	932,790	42,885,860
Equity in losses of affiliates	-	-	18,577,750
Amortization of intangible assets	562,175	506,198	21,658,066
Noncash prepaid development costs	-	-	10,000,000
Loss on disposal of property, plant and equipment	-	-	541,610
In-kind services	-	-	1,340,000
Stock-based compensation	505,611	469,122	45,742,543
Provision for bad debts	92,560	70,497	352,938
Amortization of deferred grant revenue	-	-	(1,000,000)
Amortization and write-off of deferred rent	-	-	2,000,000
Goodwill impairment charge	-	-	45,842,656
Impairment loss on available-for-sale securities	-	-	10,224,346
Net unrealized gains on trading securities	(665,919)	(3,049,994)	(4,912,443)
Change in fair value of auction rate debt securities repurchase agreement	665,919	3,049,994	(5,311,903)
Gain on repayable government assistance	-	-	(1,556,822)
In-process research and development	-	-	7,042,640
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(684,145)	399,822	(1,784,215)
Inventory	(351,707)	(578,997)	(5,517,279)
Prepaid expenses and other current assets	663,666	731,062	(3,324,975)
Accounts payable and accrued expenses	(1,221,865)	(6,302,853)	(127,252)
Deferred revenue	790,305	(877,475)	6,388,538
Net cash used in operating activities	(11,003,515)	(12,807,283)	(503,491,464)

Cash Flows From Investing Activities:
Cash paid for acquisitions, net	-	-	(19,267,125)
Purchase of property, plant and equipment	(385,996)	(14,809)	(39,261,177)
Investment in leased property	(283,561)	(2,461,526)	(2,745,087)
Restricted cash	(56)	(1,776,965)	(2,265,461)
Proceeds from disposal of property, plant and equipment	-	-	567,216
Purchase of intangible asset	-	-	(9,624,500)
Investment in affiliate	-	-	(1,500,000)
Proceeds from trading securities	8,250,001	-	11,750,001
Proceeds from maturities and sales of available-for-sale securities	25,927,949	22,942,507	2,759,683,337
Purchases of available-for-sale securities	(20,009,065)	(71,880,092)	(2,864,503,577)
Net cash provided by (used in) investing activities	13,499,272	(53,190,885)	(167,166,373)

Cash Flows From Financing Activities:
Proceeds from issuance of common and preferred stock	-	-	428,529,602
Proceeds from initial public offering, net	-	-	201,911,705
Stock issuance costs	-	-	(5,548,027)
Purchase of treasury stock	(438,453)	(502,808)	(1,591,513)
Proceeds from stock option exercises and employee stock purchase plan	-	38,471	11,521,718
Repayment of loans due to General Hydrogen Shareholders	-	-	(400,000)
(Repayment) proceeds from borrowings under line of credit	(8,250,000)	-	51,125,000
Proceeds from long term debt	-	1,652,445	1,793,461
Principal payments on long-term debt	(103,211)	-	(7,119,500)
Repayment of government assistance	-	-	(2,235,244)
Net cash (used in) provided by financing activities	(8,791,664)	1,188,108	677,987,202

Effect of exchange rate changes on cash	(15,892)	(36,769)	939,819
Increase (decrease) in cash and cash equivalents	(6,311,799)	(64,846,829)	8,269,184
Cash and cash equivalents, beginning of period	14,580,983	80,844,500

Cash and cash equivalents, end of period	$8,269,184	$15,997,671	$8,269,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Description of Business

Plug Power Inc. is a development stage enterprise involved in the design, development and manufacture of fuel cell systems for industrial off-road (forklift or material handling) markets and stationary power markets worldwide. The Company has been considered a development stage enterprise because substantially all of the Company’s resources and efforts have been aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability, and the establishment, expansion and stability of markets for the Company’s products. The Company continues to experience significant net outflows of cash from operations and devotes significant efforts towards financial planning in order to forecast future cash spending and the expansion of markets for its products. Fuel cell technology within the Company’s principle target markets, material handling power and remote prime power, and our secondary markets, residential and backup power, is early in the technology adoption life cycle.

In 2010, as the Company plans to enter the commercial adoption phase of its GenDrive™ and GenSys® products, with commensurate resource commitments to selling, marketing, and service activities, it is expected that we will no longer be a development stage enterprise. The transition to exit development stage accounting is now expected to be completed in the second quarter of 2010.

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

Although the Company has a significant amount of available-for-sale securities, as described further below, as of March 31, 2010, neither the Company nor any of its subsidiaries was an “investment company” pursuant to the Investment Company Act of 1940, as amended.

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

Included in trading securities and working capital at March 31, 2010 and December 31, 2009, respectively, is $45.8 million and $53.4 million of auction rate debt securities. The auction rate debt securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate debt securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate debt securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted in accordance with the respective securities’ agreement. At March 31, 2010, the interest rates ranged from 0% to 12.84% on the auction rate debt securities as compared to the interest rate range at December 31, 2009 which was from 0.61% to 3.48%.

 The Company has pledged these securities as collateral to a third-party lender for a Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement) entered into in December 2008. In December 2008, the Company entered into a Repurchase Agreement with a third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement. The Company has elected to record the Repurchase Agreement at its fair value in accordance with Accounting Standard Codification No. 825-10-25 to allow consistent treatment of the agreement and the underlying collateral. At March 31, 2010 and December 31, 2009, the fair value of this item is approximately $5.3 million and $6.0 million, respectively, and is recorded as an asset on the condensed consolidated balance sheets. The change in the fair value of the Repurchase Agreement for the three months ended March 31, 2010 and March 31, 2009 was approximately $666,000 and $3.0 million, respectively, and is recorded as a net realized loss on the condensed consolidated statements of operations.

Under Internal Revenue Code (IRC) Section 382, the use of loss carryforwards may be limited if a change in ownership of a company occurs. If it is determined that due to transactions involving the Company’s shares owned by its 5 percent shareholders a change of ownership has occurred under the provisions of IRC Section 382, the Company's net operating loss carryforwards could be subject to significant IRC Section 382 limitations and could no longer be available to the Company.

As a result of certain equity transactions that occurred during the fourth quarter of 2009, the Company began a formal IRC Section 382 study and completed the study in 2010. The Company believes we did not have a change of ownership, as defined by IRC Section 382, through the date of this report.

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

Interim Financial Statements: The unaudited condensed interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with U.S. generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2009.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the Company’s December 31, 2009 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the periods as of and ending March 31, 2010 and 2009.

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

Subsequent Events: The Company has evaluated subsequent events and transactions for potential  recognition or disclosure in the financial statements. No recognized or non-recognized subsequent events were noted.

Recent Accounting Pronouncements: The Company adopted the Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) No. 860, Transfers and Servicing on January 1, 2010. This standard requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. The adoption did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, and liquidity.

The Company adopted ASC No. 810, Consolidation and Accounting Standards Update (ASU) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities on January 1, 2010. This standard and ASU amends certain requirements to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The adoption did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, and liquidity.

In October 2009, the FASB issued ASU No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements. The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This ASU provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. The amendments in this ASU also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company plans to adopt the provisions of this ASU during the second quarter of 2010 retroactive to January 1, 2010. The Company is currently evaluating the impact, if any, of this new accounting update on its consolidated financial position, consolidated results of operations, and liquidity.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements. This ASU adds disclosure requirements about transfers into and out of Levels 1, 2, and 3, clarifies existing fair value disclosure requirements about the appropriate level of disaggregation, and clarifies that a description of the valuation technique (e.g., market approach, income approach, or cost approach) and inputs used to measure fair value is required for recurring, nonrecurring, and Level 2 and 3 fair value measurements. These provisions were adopted by the Company during the reporting period ending March 31, 2010. As this ASU amends only the disclosure requirements for fair value measurements, the adoption did not impact its condensed consolidated financial position, condensed consolidated results of operations, or liquidity. The ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently required. This provision is effective for the Company's reporting period ending March 31, 2011. As this ASU amends only the disclosure requirements for fair value measurements, the adoption will have no impact on its condensed consolidated financial position, condensed consolidated results of operations, and liquidity.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements. This ASU provides guidance related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This ASU guidance amends existing standards to address potential conflicts with the Securities and Exchange Commission (SEC) guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. These provisions were adopted by the Company during the reporting period ending March 31, 2010. As this ASU amends only the disclosure requirements for subsequent events, the adoption did not impact its condensed consolidated financial position, condensed consolidated results of operations, and liquidity. See Note 2 – Basis of Presentation.

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

The following table summarizes the basis used to measure certain financial assets at fair value on a recurring basis in the condensed consolidated balance sheet:

Basis of Fair Value Measurements

Balance at March 31, 2010	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities – auction rate debt securities	$45,813,097	$—	$—	$45,813,097

Available-for-sale securities	$41,990,705	$41,990,705	$—	$—

Auction rate debt securities repurchase agreement	$5,311,903	$—	$—	$5,311,903

The following tables show reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the three months ended March 31, 2010:

Trading Securities - Auction Rate Debt Securities	Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$53,397,179

Sale of trading securities for the three months ended March 31, 2010	(8,250,001)

Net unrealized gains on trading securities for the three months ended March 31, 2010	665,919

Fair value of trading securities - auction rate debt securities at March 31, 2010	$45,813,097

Auction Rate Debt Securities Repurchase Agreement	Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$5,977,822

Change in fair value of auction rate debt securities repurchase agreement for the three months ended March 31, 2010	(665,919)

Fair value of auction rate debt securities repurchase agreement at March 31, 2010	$5,311,903

The following summarizes the valuation technique for assets measured and recorded at fair value:

Available-for-sale securities: For our level 1 securities, which represent Federal treasury securities, fair value is based on quoted market prices.

 Trading securities – auction rate debt securities and auction rate debt securities repurchase agreement: The securities valued using unobservable inputs were the auction rate debt securities and auction rate debt securities repurchase agreement as the financial and capital markets have experienced significant dislocation and illiquidity in regard to these types of instruments and there is currently no secondary market for these types of securities. There have been no successful auctions since early 2008. The valuation of these auction rate debt securities and auction rate debt securities repurchase agreement is an estimate based upon factors specific to these securities, including duration, tax status (taxable or tax-exempt), credit quality, the existence of insurance wraps, and the composition of the underlying student loans (Federal Family Education Loan Program or private loans). Assumptions were made about future cash flows based upon interest rate formulas as described above. Also, the valuation included estimates of market data including yields or spreads of similar trading instruments, when available, or assumptions believed to be reasonable for non-observable inputs such as likelihood of redemption.  Actual transactions involving these securities and/or future valuations could differ from the estimated fair value of these securities at March 31, 2010.

4. Earnings Per Share

The Company reports net loss per basic and diluted common share in accordance with the provisions of FASB ASC No. 260, Earnings Per Share (ASC 206), which establishes standards for computing and presenting loss per share. Basic earnings per common share are computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period, adjusted for unvested restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as convertible preferred stock, stock options, unvested restricted stock, and warrants) were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of dilutive common share equivalents, which is comprised of shares issuable under outstanding warrants, the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Since the Company is in a net loss position, all common stock equivalents would be considered anti-dilutive and are, therefore, not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same.

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss	$(12,182,585)	$(8,157,449)
Denominator:
Weighted average number of common shares	130,440,572	128,472,637

The dilutive potential common shares are summarized as follows:

	At March 31,
	2010	2009
Stock options outstanding	5,985,990	6,128,761
Unvested restricted stock	8,611,878	10,000
Warrants (1)	571,429	571,429
Number of dilutive potential common shares	15,169,297	6,710,190

(1)	The warrants were granted to the shareholders of General Hydrogen as part of the acquisition of that company.

5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets related to Plug Power Canada Inc. as of March 31, 2010 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Total
Acquired Technology	8 years	$15,900,000	$(6,169,005)	$1,100,076	$10,831,071
Customer Relationships	8 years	1,000,000	(364,560)	—	635,440
		$16,900,000	$(6,533,565)	$1,100,076	$11,466,511

 6. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2010 are as follows:

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid- in-Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Shares	Amount	Total Stockholders' Equity	Total Comprehensive Loss
December 31, 2009	130,591,236	$1,305,913	$767,808,572	$803,209	$(680,370,937)	986,199	$(1,278,004)	$88,268,753
Net loss	-	-	-	-	(12,182,585)	-	-	(12,182,585)	(12,182,585)
Foreign currency translation gain	-	-	-	224,879	-	-	-	224,879	224,879
Unrealized loss on available-for-sale securities, net of reclassification adjustments for realized net losses and gains	-	-	-	(50,331)	-	-	-	(50,331)	(50,331)
Total comprehensive loss									$ (12,008,037)
Stock based compensation	2,208,957	22,089	1,261,332	-	-	-	-	1,283,421
Treasury stock	-	-	-	-	-	814,416	(438,453)	(438,453)
March 31, 2010	132,800,193	$1,328,002	$769,069,904	$977,757	$(692,553,522))	1,800,615	$(1,716,457)	$77,105,684

7. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the three months ended March 31, 2010 and 2009:

	Mar 31, 2010	Mar 31, 2009
Stock-based compensation accrual impact	$777,810	$1,144,954
Change in unrealized loss on available-for-sale securities	(50,331)	(64,380)
Cash paid for interest	183,582	228,490

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

Accordingly, liabilities relating to this agreement in the amount of $0 and $119,408 have been recorded as current portion of repayable government assistance (other current liabilities), respectively, in the condensed consolidated balance sheets as of March 31, 2010 and in the condensed consolidated balance sheets as of December 31, 2009.

9. Restructuring Charges

On June 10, 2008, the Company undertook a restructuring as part of its plan to become a market and sales driven organization. The Company has refocused on the GenDrive motive power product where there has been significant customer interest in fuel cell power units. As part of the restructuring, the Company has reduced its workforce, cut back discretionary spending, and deferred non strategic projects. The Company recorded restructuring charges in the amount of $3,744,801 within selling, general and administrative expenses in the consolidated statement of operations for 2008. The Company recorded additional restructuring charges in the amount of $537,819 within selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2009 related to costs incurred to consolidate facilities based upon the Company’s discontinued use of the leased premises. At March 31, 2010, $652,649 remains in accrued expenses on the consolidated balance sheets.

 The accrued restructuring charges relating to the June 2008 restructuring are comprised of the following at March 31, 2010:

	Accrued restructuring charges at January 1, 2010	Adjustments to or additional accrued restructuring charges	Cash Payments	Accrued restructuring charges at March 31, 2010
Contract Cancellation	$362,544	$—	$(25,802)	$336,742
Net Lease Obligations	402,646	—	(86,739)	315,907
Total	$765,190	$—	$(112,541)	$652,649

 On December 18, 2008, the Company adopted a restructuring plan intended to focus the Company on revenue growth, improve organizational efficiency and position the Company for long-term profitability.  As part of this plan, the Company implemented a reduction in workforce by eliminating 90 positions in addition to terminating purchase commitments and charging off inventory related to lapsed product lines.  The Company recorded restructuring charges in the amount of $3,990,364 within selling, general and administrative expenses and $2,295,370 in cost of product and service revenue in the consolidated statement of operations for 2008. The Company recorded an adjustment to accrued restructuring charges in the amount of $305,044 within selling, general and administrative expenses in the consolidated statement of operations for year ended December 31, 2009 to revise previous estimates. At March 31, 2010, $929,266 remains in accrued expenses on the consolidated balance sheets.

The accrued restructuring charges related to the December 2008 restructuring are comprised of the following at March 31, 2010:

	Accrued restructuring charges at January 1, 2010	Adjustments to or additional accrued restructuring charges	Cash Payments	Accrued restructuring charges at March 31, 2010
Personnel Related	$16,000	$—	$—	$16,000
Contract Cancellation	913,266	—	—	913,266
Total	$929,266	$—	$—	$929,266

10. Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement

In December 2008, the Company entered into a Credit Line Agreement with a third-party lender with a maximum availability of $62.9 million.  The Company’s auction rate debt securities included in trading securities on the consolidated balance sheets are pledged as collateral for the Credit Line Agreement. As of December 31, 2008, the Company had drawn down $62.9 million on this line of credit. During the three months ended March 31, 2010 and March 31, 2009, approximately $8.3 million and $3.0 million, respectively, of auction rate debt securities were sold by the third-party lender holding the collateral which resulted in a corresponding reduction in amounts outstanding under the Credit Line Agreement. The fair value of the auction rate debt securities is $45.8 million and $53.4 million at March 31, 2010 and December 31, 2009, respectively. The Credit Line Agreement bears interest at a variable rate equal to the average rate of interest earned by the Company on the auction rate debt securities pledged as collateral for the Credit Line Agreement. The interest rate on the line of credit advances was 1.3% and 1.2% at March 31, 2010 and December 31, 2009, respectively.  Interest expense on the advances on the Credit Line Agreement was approximately $157,000 and $228,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.

The advances on the Credit Line Agreement are repayable on demand by the third-party lender. If the third-party lender exercises its right to demand repayment of the advances under the Credit Line Agreement prior to June 30, 2010 (the date upon which the Company can first exercise its rights under the Repurchase Agreement discussed below), the third-party lender is required to arrange alternative financing on terms substantially the same as the Credit Line Agreement or the third party lender must repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement at their par value, which is $51.1 million and $59.4 million at March 31, 2010 and December 31, 2009, respectively.

In December 2008, the Company also entered into a Repurchase Agreement with the third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement.  The Company has elected to record this item at its fair value in accordance with ASC No. 825-10-25 to allow consistent treatment of this repurchase agreement and the underlying collateral.  At March 31, 2010 and December 31, 2009, the fair value of this item is approximately $5.3 million and $6.0 million, respectively and is recorded as an asset on the condensed consolidated balance sheets. The change in the fair value of the Repurchase Agreement for the three months ended March 31, 2010 and March 31, 2009 was approximately $666,000 and $3.0 million, respectively, and is recorded as a realized loss on the condensed consolidated statements of operations.

11. Debt and Lease Arrangement

In March 2009, the Company signed a $1.7 million promissory note issued by Key Equipment Finance Inc. for the purpose of financing its investment in equipment that was leased to its customer, Central Grocers, beginning on April 1, 2009. Monthly installments of $32,900 are due through March 2014 and the note bears interest at a fixed rate of 7.23% per annum on a 360-day year. The Company was required to pledge $1.8 million in cash to collateralize the debt. This note is also secured by the equipment that is leased to Central Grocers as described in the Master Security Agreement and Collateral Schedule No. 01 dated as of March 20, 2009, together known as the Master Security Agreement.

The outstanding balance of the debt as of March 31, 2010 and December 31, 2009 is $1.4 million and is recorded as current portion of long term debt and long term debt in the condensed consolidated balance sheets. Restricted cash and the amount of the corresponding pledge requirement as of March 31, 2010 and December 31, 2009 was $1.7 million and is recorded as restricted cash in the condensed consolidated balance sheets. Principal payments due on long-term debt over the next five fiscal years are as follows: 2011, $323,000; 2012, $347,000; 2013, $373,000; 2014, $98,000; and 2015, $0.

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

In October 2009, the Company entered into a 15 month financing arrangement for an electrolyzer.  The outstanding balance of the debt as of March 31, 2010 and December 31, 2009 was approximately $96,000 and $123,000, respectively, and is recorded as current portion of long term debt and long term debt in the condensed consolidated balance sheets.

12. Available-For-Sale Securities

The amortized cost and fair value of the Company’s available-for-sale securities as of March 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Securities	$41,945,238	$45,467	$—	$41,990,705

The amortized cost and fair value of the Company’s available-for-sale securities as of December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Securities	$47,864,122	$95,798	$—	$47,959,920

There were no unrealized losses in the available-for-sale securities portfolio at March 31, 2010 and March 31, 2009, respectively.  The contractual maturities of available-for-sale securities are all by the year ended December 31, 2011 for balances as of March 31, 2010, and December 31, 2010 for balances as of December 31, 2009.

The Company recognized gross gains, gross losses and proceeds on available-for-sale securities for each of the three months ended March 31 as follows:

	2010	2009
Proceeds on Sales	$4,998,926	$2,699,181
Proceeds on Maturities	$20,929,023	$20,243,325
Gross Realized Gains	$-	$-
Gross Realized Losses	$-	$-

13. Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the provision of ASC 825-10-65, Financial Instruments – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2009. In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that unit orders will not ship, be installed and/or convert to revenue, in whole or in part; the cost and timing of developing our products and our ability to raise the necessary capital to fund such development costs; the cost and availability of fuel and fueling infrastructures for our products; market acceptance of our GenDrive and GenSys systems; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to improve system reliability for both GenDrive and GenSys; our ability to successfully expand our product lines;  competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to manufacture products on a large-scale commercial basis  our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; the impact of deregulation and restructuring of the electric utility industry on demand for Plug Power's energy products; and other risks and uncertainties discussed, but are not limited to, those set forth in Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on March 16, 2010 as  updated by Part II, Item 1A of this Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

Overview

Plug Power Inc., or the Company, is a development stage enterprise involved in the design, development and manufacture of fuel cell systems for industrial off-road (forklift or material handling) markets and stationary power markets worldwide. The Company has been considered a development stage enterprise because substantially all of our resources and efforts have been aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability, and the establishment, expansion and stability of markets for our products. We continue to experience significant net outflows of cash from operations and devote significant efforts towards financial planning in order to forecast future cash spending and the expansion of markets for our products. Fuel cell technology within our principal target markets, material handling power and remote prime power, and our secondary markets, residential and backup power, is early in the technology adoption life cycle.

 In 2010, as the Company plans to enter the commercial adoption phase of its GenDrive™ and GenSys® products, with commensurate resource commitments to selling, marketing, and service activities, it is expected that we will no longer be a development stage enterprise. The transition to exit development stage accounting is now expected to be completed in the second quarter of 2010.

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

 We currently offer our hydrogen fueled PEM GenDrive power unit for sale on commercial terms for industrial off-road (forklift or material handling) applications, with a focus on multi-shift high volume manufacturing and high throughput distribution sites.

We currently also offer our low-temperature remote-prime GenSys continuous power products for sale on commercial terms to remote telecommunications providers whose sites are located where the grid is unreliable or non-existent. We continue to develop our high-temperature residential GenSys unit, which was tested by the U.S. Department of Energy and National Grid during field trials in 2009. Learning from the trial will help determine system refinements for incorporation into the next-generation system design.

Additionally in 2010, we continued to manufacture and support our GenCore® product, a hydrogen fueled PEM fuel cell system to provide back-up power for critical infrastructure. We continue to work with certain established customers on initiatives related to this product.

Recent Developments

Service and Supply Agreement. On February 2, 2010, the Company signed a service and supply agreement with the Raymond Corporation (Raymond), a global provider of material handling solutions that improve space utilization and productivity, with lower cost of operation and greater operator acceptance. Raymond is now an independent distributor for the sale, rental and lease of Plug Power GenDrive fuel cell units in North America. As an authorized service provider, Raymond also will provide warranty and maintenance service on GenDrive products through its North American Sales and Service Center Network. In addition, Raymond is a GenDrive authorized distributor of service parts.

Commercialization Agreement. On February 4, 2010, the Company signed a commercialization agreement with CITIC GuoAn Mengguli Power Science & Technology Co., Ltd. (MGL), a leader in advanced lithium-ion batteries and materials, for the joint marketing and sales of their co developed high power lithium-ion battery systems into automotive applications. In our on-going effort to improve performance and reduce cost of its GenDrive products for the material handling market, we began the development of a lithium based hybrid battery system to replace our nickel-metal hydride hybrid batteries. Based on the successful introduction of the lithium battery systems into GenDrive products, it became evident that other adjacent markets could also benefit from this sophisticated and configurable technology. Through this agreement, Plug Power and MGL will first introduce their products to the Chinese automotive industry, where “New Energy” sponsored programs are supporting the deployment of at least 500,000 hybrid and pure electric vehicles over the next four years.

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

Product and service revenue for the three months ended March 31, 2010 increased approximately $257,000, or 20.0%, to $1.5 million from $1.3 million for the three months ended March 31, 2009. The increase is primarily related to an increase in non-deferred revenue as well as an increase in current period system shipments partially offset by a decrease in revenue from prior period system shipments no longer being recognized. The non-deferred revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or delivered or after services are rendered.

In the product and service revenue category, during the three months ended March 31, 2010, we shipped 104 fuel cell systems (94 are related to sales to end customers and 10 were delivered to Central Grocers under a lease arrangement whereby Plug Power retains title and ownership of the equipment) as compared to 153 fuel cell systems (13 are related to sales to end customers and 140 were delivered to Central Grocers under a lease arrangement whereby Plug Power retains title and ownership of the equipment) shipped during the three months ended March 31, 2009. In the three months ended March 31, 2010, we recognized approximately $704,000 of revenue for products shipped or delivered or services rendered in the three months ended March 31, 2010, which includes approximately $524,000 of non-deferred revenue as compared to approximately $226,000 of revenue recognized in the three months ended March 31, 2009 for products shipped or delivered or services rendered in the three months ended March 31, 2009, which includes approximately $210,000 of non-deferred revenue. Additionally, in the three months ended March 31, 2010 we recognized approximately $835,000 of product and services revenue from fuel cell shipments made prior to 2010, whereas in the three months ended March 31, 2009 we recognized approximately $1.1 million of product and service revenue from fuel cell shipments made prior to 2009.

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

Research and development contract revenue for the three months ended March 31, 2010 decreased approximately $131,000, or 9.8%, to $1.2 million from $1.3 million for the three months ended March 31, 2009. The decrease is primarily related to the timing of deliverables of new government contracts.

Cost of product and service revenue. Cost of product and service revenue includes the direct material and labor cost incurred in the manufacture of the products we sell as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations.

Cost of product and service revenue for the three months ended March 31, 2010 increased approximately $2.8 million, or 580%, to $3.3 million from $484,000 for the three months ended March 31, 2009. The increase is primarily related to increased product and service fuel cell system shipments to end customers. There were 104 fuel cell system shipments for the three months ended March 31, 2010 as compared to 153 for the three months ended March 31, 2009, which includes 10 and 140 fuel cells, respectively, that are being accounted for under a lease arrangement. Therefore, the cost recognized on those shipments is recorded on the condensed consolidated balance sheets as investment in leased property and is being depreciated over the lease term.

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

  Cost of research and development contract revenue for the three months ended March 31, 2010 decreased approximately $338,000, or 15.2%, to $1.9 million from $2.2 million for the three months ended March 31, 2009. This decrease reflects the timing of deliverables of new government contracts.

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

Research and development expense for the three months ended March 31, 2010 increased approximately $1.0 million, or 22.9%, to $5.5 million from $4.5 million for the three months ended March 31, 2009. This increase was primarily a result of the addition of our GenSys product support and service being provided by Plug Power Energy India Private Limited offset by the reduction in research and development activity of our Plug Power Holland organization.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2010 increased approximately $619,000, or 19.1%, to $3.9 million from $3.2 million for the three months ended March 31, 2009. This increase was primarily a result of the addition of our GenSys product support and service being provided by Plug Power Energy India Private Limited.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets from Plug Power Canada Inc., including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets increased to approximately $562,000 for the three months ended March 31, 2010, compared to approximately $506,000 for the three months ended March 31, 2009. The increase is related to foreign currency fluctuations.

Interest and other income and net realized gains from available-for-sale securities. Interest and other income and net realized gains from available-for-sale securities consists primarily of interest earned on our cash, cash equivalents, available-for-sale and trading securities, other income, and the net realized gain/loss from the sale of available-for-sale securities.

Interest and other income and net realized gains from available-for-sale securities for the three months ended March 31, 2010 decreased approximately $88,000, or 20.5%, to $342,000 from $430,000 for the three months ended March 31, 2009. This decrease is primarily related to lower cash balances coupled with lower yields on our investments due to a declining interest rate environment. There were no net realized gains/losses from the sale of available-for-sale securities for both the three months ended March 31, 2010 and 2009. Interest income on trading securities and available-for-sale securities for the three months ended March 31, 2010 was approximately $177,000 and $77,000, respectively. Interest income on trading securities and available-for-sale securities for the three months ended March 31, 2009 was approximately $308,000 and $114,000, respectively.

Gain on auction rate debt securities repurchase agreement. In December 2008, the Company entered into a Repurchase Agreement with the third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012. As a result of the Repurchase Agreement entered into with a third party lender in December 2008, the Company reclassified the auction rate debt securities from available-for-sale securities to trading securities. The Company has elected to record this item at its fair value in accordance with FASB ASC No. 825-10-25, Fair Value Option. At March 31, 2010, the fair value of this item is $5.3 million.  The change in fair value of approximately $666,000 during the three months ended March 31, 2010 was recorded as a loss in the condensed consolidated statements of operations which is offset by the change in fair value of the auction rate debt securities held as collateral of approximately $666,000 that is recorded as a gain in the condensed consolidated statements of operations for the three months ended March 31, 2010. At December 31, 2009, the fair value of this item is $6.0 million.  The change in fair value of $3.0 million during the three months ended March 31, 2009 was recorded as a loss in the condensed consolidated statements of operations which is offset by the change in fair value of the auction rate debt securities held as collateral of $3.0 million that is recorded as a gain in the condensed consolidated statements of operations for the three months ended March 31, 2009.

Interest and other expense. Interest and other expense consists of interest on repayable government assistance amounts related to the activities of Cellex and General Hydrogen, interest related to the Credit Line Agreement and long term debt, and foreign currency exchange gain/(loss).

Interest and other expense for the three months ended March 31, 2010 and 2009 was approximately $196,000 and $296,000, respectively. Interest expense related to the Credit Line Agreement was approximately $157,000 and $228,000, respectively, for the three months ended March 31, 2010 and 2009.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

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

Several key indicators of liquidity are summarized in the following table:

(in thousands)	Three months ended or at March 31, 2010	Three months ended or at March 31, 2009	Year ended or at December 31, 2009
Cash and cash equivalents at end of period	$8,269	$15,998	$14,581
Available-for-sale securities at end of period	41,991	72,717	47,960
Trading securities – auction rate debt securities at end of period	45,813	55,701	53,397
Borrowings under line of credit at end of period	51,125	62,875	59,375
Working capital at end of period	49,224	80,679	60,009
Net loss	12,183	8,157	40,709
Net cash used in operating activities	11,004	12,807	38,228
Purchase of property, plant and equipment	386	15	533

Included in trading securities and working capital at March 31, 2010 and December 31, 2009, respectively, is $45.8 million and $53.4 million of auction rate debt securities. The auction rate debt securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate debt securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate debt securities began experiencing auction failures in February 2008, and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted in accordance with the respective securities agreement. At March 31, 2010, the interest rates ranged from 0% to 12.84% on the auction rate debt securities as compared to the interest rate range at December 31, 2009 which was from 0.61% to 3.48%.

 The Company has pledged these securities as collateral to a third-party lender for a Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement) entered into in December 2008. In December 2008, the Company entered into a  Repurchase Agreement with a third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement at their par value, from June 30, 2010 through July 2, 2012. The fair value of the Repurchase Agreement at its origination was $10.2 million. The fair value of the Repurchase Agreement at March 31, 2010 and December 31, 2009 was $5.3 million and $6.0 million, respectively and is recorded as an asset on the condensed consolidated balance sheets. The change in fair value of approximately $666,000 and $3.0 million during the three months ended March 31, 2010 and 2009, respectively, was recorded as a loss in the condensed consolidated statements of operations which is offset by the change in fair value of the auction rate debt securities held as collateral of approximately $666,000 and $3.0 million that is recorded as a gain in the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively.

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

On December 15, 2008, the Company accepted an offer by UBS AG (UBS) of certain rights to cause UBS to purchase, at a future date, auction rate debt securities owned by the Company. The repurchase rights are offered in connection with UBS’s obligations under settlement agreements with the U.S. Securities and Exchange Commission and other federal and state regulatory authorities. The offering, the settlement agreements, and the respective rights and obligations of the parties, are described in a prospectus issued by UBS dated October 7, 2008, File No. 333-153882 (the Prospectus). As a result of accepting UBS’s offer, the Company can require UBS to repurchase at par value all of the auction rate debt securities held by the Company at any time during the period from June 30, 2010 through July 2, 2012 (if the Company’s auction rate debt securities have not previously been sold by the Company or by UBS on its behalf), and pending litigation between the parties has been dismissed with prejudice.

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

Income Taxes

Under Internal Revenue Code (IRC) Section 382, the use of loss carryforwards may be limited if a change in ownership of a company occurs. If it is determined that due to transactions involving the Company’s shares owned by its 5 percent shareholders a change of ownership has occurred under the provisions of IRC Section 382, the Company's net operating loss carryforwards could be subject to significant IRC Section 382 limitations and could no longer be available to the Company.

As a result of certain equity transactions that occurred during the fourth quarter of 2009, the Company began a formal IRC Section 382 study and completed the study in 2010. The Company believes we did not have a change of ownership, as defined by IRC Section 382, through the date of this report.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of March 31, 2010, we had cash and cash equivalents of $8.3 million, available-for-sale securities of $42.0 million and working capital of $49.2 million.

During the three months ended March 31, 2010, cash used for operating activities was $11.0 million, consisting primarily of a net loss of $12.2 million offset, in part, by non-cash expenses in the amount of $2.0 million, including $1.4 million for amortization and depreciation, $506,000 for stock based compensation and $93,000 in bad debt. Cash provided by investing activities for the three months ended March 31, 2010 was $13.5 million, consisting of $8.3 million in proceeds from trading securities and $5.9 million of maturities (net of purchases) of available-for-sale securities offset, in part, by $386,000 used to purchase property, plant and equipment and $284,000 used as an investment in leased property. Cash used for financing activities for the three months ended March 31, 2010 was approximately $8.8 million consisting of $8.3 million in repayment of borrowings under line of credit, $438,000 for the purchase of treasury stock and $103,000 in principal payments on long-term debt.

We have financed our operations from inception through March 31, 2010 primarily from the sale of equity (including those related to stock-based compensation less stock issuance costs), which has provided cash in the amount of $636.4 million. Also since inception, cumulative net cash used in operating activities has been $503.5 million, and cash used in investing activities has been $167.2 million, including our purchase of property, plant and equipment of $39.3 million, our net investments in available-for-sale securities in the amount of $104.8 million, and cash used for acquisitions of $19.3 million, net of cash received.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes or modifications to the policies since December 31, 2009.

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

  A portion of the Company’s total financial performance was attributable to our operations in Canada. Our exposure to changes in foreign currency rates primarily arises from short-term inter-company transactions with our Canadian subsidiary and from client receivables in different currencies. Foreign sales are mostly made by our Canadian subsidiary and are typically denominated in Canada dollars. Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations, particularly between the U.S. dollar and the Canadian dollar. As exchange rates vary, the Company’s results can be materially affected.

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

There have been no material developments with respect to the information previously reported under Part 1, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A - Risk Factors

Part II, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission, filed on March 16, 2010, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. To the extent additional information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K.  However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the three months ended March 31, 2010, we issued 198,849 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

(b)  Not applicable.

(c)  The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2010 that are registered pursuant to Section 12 of the Exchange Act.

Maximum Number (or
			Total Number of Shares	Approximate Dollar Value)
			Purchased as Part of	of Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	per Share	Plans or Programs	Plans or Programs

Jan 1 - Jan 31, 2010	-	$-	-	-

Feb 1 - Feb 28, 2010	150,156	0.54	-	-

Mar 1 - Mar 31, 2010	-	-	-	-

Total	150,156	$0.54	-	-

(1) Consists of restricted shares delivered back to the Company by certain employees to satisfy tax withholding obligations that arise upon the vesting of restricted stock. Pursuant to our equity compensation plans, we give certain employees the opportunity to tender back to the Company the number of shares from the award sufficient to satisfy the person's minimum tax withholding obligation on behalf of the employee. The Company does not have any publicly announced equity securities repurchase plans or programs.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Removed and Reserved

None.

Item 5 – Other Information

(a)  None.

(b)  None.

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.2	Third Amended and Restated By-laws of Plug Power Inc. (3)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (2)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.

(2)	Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 24, 2009.

(3)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.

(4)	Furnished herewith

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 10, 2010	By:	/s/ Andrew Marsh
Andrew Marsh
Chief Executive Officer

	By:	/s/ Gerald A. Anderson
Gerald A. Anderson
Chief Financial Officer