Form 10-Q
period 2010-06-30
PLUG POWER INC
filed 2010-08-09
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of shares of common stock, par value of $.01 per share, outstanding as of August 4, 2010 was 131,506,467.

PLUG POWER INC.

PART 1.   FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
	Assets
Current assets:
Cash and cash equivalents	$3,789,314	$14,580,983
Trading securities - auction rate debt securities	22,607,210	53,397,179
Available-for-sale securities	32,009,015	47,959,920
Accounts receivable, less allowance of $10,160 in 2010 and $92,560 in 2009	3,075,523	2,004,670
Inventory	10,114,035	6,360,755
Auction rate debt securities repurchase agreement	2,842,790	5,977,822
Prepaid expenses and other current assets	1,382,191	3,217,446
Total current assets	75,820,078	133,498,775
Restricted cash	2,265,477	2,265,405
Property, plant and equipment, net	14,000,257	14,342,740
Investment in leased property, net	2,407,373	2,255,772
Intangible assets, net	10,709,642	11,821,830
Total assets	$105,202,827	$164,184,522

	Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,100,701	$2,877,270
Accrued expenses	9,111,173	5,847,541
Borrowings under line of credit	25,450,000	59,375,000
Current portion long term debt	379,471	413,708
Deferred revenue	4,434,371	4,596,717
Other current liabilities	339,109	379,584
Total current liabilities	42,814,825	73,489,820
Long term debt	981,908	1,150,408
Other liabilities	1,282,067	1,275,541
Total liabilities	45,078,800	75,915,769
Stockholders' equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
133,067,651 at June 30, 2010 and 130,591,236 at December 31, 2009	1,330,677	1,305,913
Additional paid-in capital	769,262,870	767,808,572
Accumulated other comprehensive income	695,632	803,209
Accumulated deficit	(709,445,642)	(680,370,937)
Less common stock in treasury:
1,804,487 shares at June 30, 2010 and 986,199 shares at December 31, 2009	(1,719,510)	(1,278,004)
Total stockholders' equity	60,124,027	88,268,753
Total liabilities and stockholders' equity	$105,202,827	$164,184,522

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Product and service revenue	$2,325,769	$1,284,693	$5,488,946	$2,567,415
Research and development contract revenue	778,017	1,936,522	1,985,991	3,275,200
Total revenue	3,103,786	3,221,215	7,474,937	5,842,615
Cost of product and service revenue	4,542,373	1,748,268	7,830,226	2,231,783
Cost of research and development contract
revenue	1,679,372	2,728,382	3,560,886	4,947,589
Research and development expense	4,381,814	3,957,569	9,868,531	8,422,531
Selling, general and administrative expenses	10,540,814	4,454,052	14,398,531	7,692,916
Amortization of intangible assets	566,880	525,154	1,129,055	1,031,352
Operating loss	(18,607,467)	(10,192,210)	(29,312,292)	(18,483,556)
Interest and other income	268,622	260,256	610,661	690,448
Change in fair value of auction rate securities repurchase agreement	(2,469,113)	(513,761)	(3,135,032)	(3,563,755)
Net trading gain	2,469,113	513,761	3,135,032	3,563,755
Interest and other expense	(177,110)	(317,554)	(373,074)	(613,849)

Net loss	$(18,515,955)	$(10,249,508)	$(29,074,705)	$(18,406,957)

Loss per share:
Basic and diluted	$(0.14)	$(0.08)	$(0.22)	$(0.14)

Weighted average number of common shares
outstanding	131,161,746	129,044,133	130,803,151	128,759,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(29,074,705)	$(18,406,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,612,944	1,893,000
Amortization of intangible assets	1,129,055	1,031,352
Loss on disposal of property, plant and equipment	42,340	280,460
Stock-based compensation	892,410	1,160,818
Provision for bad debts	10,160	82,400
Net unrealized gains on trading securities	(3,135,032)	(3,563,755)
Change in fair value of auction rate debt securities repurchase agreement	3,135,032	3,563,755
Changes in assets and liabilities:
Accounts receivable	(1,075,248)	778,995
Inventory	(3,751,612)	(483,724)
Prepaid expenses and other current assets	1,822,181	817,692
Accounts payable and accrued expenses	4,051,074	(6,859,269)
Deferred revenue	(162,346)	(1,590,640)
Net cash used in operating activities	(24,503,747)	(21,295,873)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,214,992)	(24,322)
Investment in leased property, net	(283,561)	(2,461,526)
Restricted cash	(72)	(1,763,716)
Proceeds from disposal of property, plant and equipment	35,000	-
Proceeds from trading securities	33,925,001	-
Proceeds from maturities and sales of available-for-sale securities	45,904,306	45,781,996
Purchases of available-for-sale securities	(30,011,638)	(76,878,488)
Net cash provided by (used in) investing activities	48,354,044	(35,346,056)

Cash Flows From Financing Activities:
Purchase of treasury stock	(441,506)	(534,418)
Proceeds from stock option exercises and employee stock purchase plan	-	76,493
Repayment of borrowings under line of credit	(33,925,000)	-
Proceeds from long term debt	-	1,652,445
Principal payments on long-term debt	(207,751)	-
Repayment of government assistance	-	(194,245)
Net cash (used in) provided by financing activities	(34,574,257)	1,000,275

Effect of exchange rate changes on cash	(67,709)	(211,515)
Decrease in cash and cash equivalents	(10,791,669)	(55,853,169)
Cash and cash equivalents, beginning of period	14,580,983	80,844,500

Cash and cash equivalents, end of period	$3,789,314	$24,991,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Description of Business

Plug Power Inc., or the Company, is a leading provider of alternative energy technology and is involved in the design, development, commercialization and manufacture of fuel cell systems for the industrial off-road (forklift or material handling) market. Plug Power has also provided product development for the back-up and stationary power markets world wide. Effective April 1, 2010, the Company is no longer considered a development stage enterprise since current principal operations have begun to provide more than insignificant revenues as the Company has received orders from repeat customers, increased its customer base and has a significant backlog as of June 30, 2010. Prior to April 1, 2010, the Company was considered a development stage enterprise because substantially all of our resources and efforts were aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability, and the establishment, expansion and stability of markets for our products.

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

 We offer our hydrogen fueled PEM GenDrive power unit for sale on commercial terms for industrial off-road (forklift or material handling) applications, with a focus on multi-shift high volume manufacturing and high throughput distribution sites.

While we have invested in the development and sales activities for low-temperature remote-prime power GenSys products, we noted on our Form 8-K filed on May 27, 2010 with the Securities and Exchange Commission (SEC) that the Company has determined that it will not directly pursue opportunities related to its GenSys business and is actively looking at alternative options related to such business and its intellectual property.

Additionally in 2010, to the extent of existing purchase commitments, we continued to manufacture and support our GenCore® product, a hydrogen fueled PEM fuel cell system to provide back-up power for critical infrastructure.

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

Although the Company has a significant amount of available-for-sale securities, as described further below, as of June 30, 2010, neither the Company nor any of its subsidiaries was an “investment company” pursuant to the Investment Company Act of 1940, as amended.

Liquidity

 Although the Company anticipates incurring substantial additional losses, we believe that our current cash, cash equivalents, trading securities and available-for-sale securities balances will provide sufficient liquidity to fund operations for at least the next twelve months including anticipated increased working capital needs. The Company’s cash requirements depend primarily on working capital needed to sustain rapid growth of our business as we expand market adoption of our products and continuing product development as we advance our product roadmap and release new products into the commercial marketplace. The Company expects to devote substantial capital resources to continuing to build a sales base, expanding market channels, servicing its installed base, hiring and training production staff, developing and better utilizing our manufacturing capacity and future product development. The Company expects to pursue the expansion of its operations through internal growth and strategic acquisitions and expects that such activities will be funded from existing cash, cash equivalents, trading securities, available-for-sale securities, and the issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance future cash requirements or consummate future acquisitions could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods.

Included in trading securities and working capital at June 30, 2010 and December 31, 2009, respectively, is $22.6 million and $53.4 million of auction rate debt securities. The auction rate debt securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate debt securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate debt securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted in accordance with the respective securities’ agreement. At June 30, 2010, the interest rates ranged from 0% to 1.85% on the auction rate debt securities as compared to the interest rate range at December 31, 2009 which was from 0.61% to 3.48%.

The Company has pledged these securities as collateral to a third-party lender for a Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement) entered into in December 2008. In December 2008, the Company entered into a Repurchase Agreement with a third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement. The Company has elected to record the Repurchase Agreement at its fair value in accordance with Accounting Standard Codification No. 825-10-25 to allow consistent treatment of the agreement and the underlying collateral. At June 30, 2010 and December 31, 2009, the fair value of this item was approximately $2.8 million and $6.0 million, respectively, and was recorded as an asset on the condensed consolidated balance sheets. The change in the fair value of the Repurchase Agreement for the six months ended June 30, 2010 and June 30, 2009 was approximately $3.1 million and $3.6 million, respectively, and was recorded as a net realized loss on the condensed consolidated statements of operations.

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

 The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the Company’s December 31, 2009 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the periods as of and ending June 30, 2010 and 2009.

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

Recent Accounting Pronouncements: The Company adopted the Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) No. 860, Transfers and Servicing and Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets on January 1, 2010. This standard requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This ASU limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by the new requirement. Also, this ASU revises how retained interests are initially measured and removes the guaranteed mortgage securitization recharacterization provisions. The adoption did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, and liquidity.

The Company adopted ASC No. 810, Consolidation, ASU No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities and ASU No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds on January 1, 2010. This standard and ASU amends certain requirements to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The adoption did not have a material effect on its condensed consolidated financial position, condensed consolidated results of operations, and liquidity.

In October 2009, the FASB issued ASU No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements. The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This ASU provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. The amendments in this ASU also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant and expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the provisions of this ASU during the second quarter of 2010 retroactive to January 1, 2010. The impact of this new accounting update on its condensed consolidated financial position, condensed consolidated results of operations, and liquidity is presented in Note 14.

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

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements. This ASU provides guidance related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This ASU guidance amends existing standards to address potential conflicts with the Securities and Exchange Commission (SEC) guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. These provisions were adopted by the Company during the reporting period ending March 31, 2010. As this ASU amends only the disclosure requirements for subsequent events, the adoption did not impact its condensed consolidated financial position, condensed consolidated results of operations, and liquidity. See "Subsequent Events" above in this Note 2.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method (Topic 605). This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This ASU is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, of this new accounting update on its condensed consolidated financial position, condensed consolidated results of operations, and liquidity.

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

The following tables summarize the basis used to measure certain financial assets at fair value on a recurring basis in the condensed consolidated balance sheets:

Basis of Fair Value Measurements

Balance at June 30, 2010	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities – auction rate debt securities	$22,607,210	$—	$—	$22,607,210

Available-for-sale securities	$32,009,015	$32,009,015	$—	$—

Auction rate debt securities repurchase agreement	$2,842,790	$—	$—	$2,842,790

Balance at December 31, 2009	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities – auction rate debt securities	$53,397,179	$—	$—	$53,397,179

Available-for-sale securities	$47,959,920	$47,959,920	$—	$—

Auction rate debt securities repurchase agreement	$5,977,822	$—	$—	$5,977,822

The following tables show reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the six months ended June 30, 2010:

Trading Securities - Auction Rate Debt Securities	Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$53,397,179

Sale of trading securities for the six months ended June 30, 2010	(33,925,001)

Net unrealized gains on trading securities for the six months ended June 30, 2010	3,135,032

Fair value of trading securities - auction rate debt securities at June 30, 2010	$22,607,210

Auction Rate Debt Securities Repurchase Agreement	Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$5,977,822

Change in fair value of auction rate debt securities repurchase agreement for the six months ended June 30, 2010	(3,135,032)

Fair value of auction rate debt securities repurchase agreement at June 30, 2010	$2,842,790

The following summarizes the valuation technique for assets measured and recorded at fair value:

Available-for-sale securities: For our level 1 securities, which represent Federal treasury securities, fair value is based on quoted market prices.

 Trading securities – auction rate debt securities and auction rate debt securities repurchase agreement: The securities valued using unobservable inputs were the auction rate debt securities and auction rate debt securities repurchase agreement as the financial and capital markets have experienced significant dislocation and illiquidity in regard to these types of instruments and there is currently no secondary market for these types of securities. There have been no successful auctions since early 2008. The valuation of these auction rate debt securities and auction rate debt securities repurchase agreement is an estimate based upon factors specific to these securities, including duration, tax status (taxable or tax-exempt), credit quality, the existence of insurance wraps, and the composition of the underlying student loans (Federal Family Education Loan Program or private loans). Assumptions were made about future cash flows based upon interest rate formulas as described above. Also, the valuation included estimates of market data including yields or spreads of similar trading instruments, when available, or assumptions believed to be reasonable for non-observable inputs such as likelihood of redemption.  Actual transactions involving these securities and/or future valuations could differ from the estimated fair value of these securities at June 30, 2010.

4. Earnings Per Share

The Company reports net loss per basic and diluted common share in accordance with the provisions of FASB ASC No. 260, Earnings Per Share (ASC 206), which establishes standards for computing and presenting loss per share. Basic earnings per common share are computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as convertible preferred stock, stock options, unvested restricted stock, and warrants) were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of dilutive common share equivalents, which is comprised of shares issuable under outstanding warrants, the Company’s share-based compensation plans and the weighted average number of common shares outstanding during the reporting period. Since the Company is in a net loss position, all common stock equivalents would be considered anti-dilutive and are, therefore, not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same.

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(18,515,955)	$(10,249,508)	$(29,074,705)	$(18,406,957)
Denominator:
Weighted average number of common shares	131,161,746	129,044,133	130,803,151	128,759,964

 The dilutive potential common shares are summarized as follows:

	At June 30,
	2010	2009
Stock options outstanding	5,644,192	6,974,933
Unvested restricted stock	5,543,697	15,000
Warrants (1)	571,429	571,429
Number of dilutive potential common shares	11,759,318	7,561,362

(1)	The warrants were granted to the shareholders of General Hydrogen as part of the acquisition of that company.

 5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets related to Plug Power Canada Inc. as of June 30, 2010 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Total
Acquired Technology	8 years	$15,900,000	$(6,704,637)	$910,087	$10,105,450
Customer Relationships	8 years	1,000,000	(395,808)	—	604,192
		$16,900,000	$(7,100,445)	$910,087	$10,709,642

 6. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2010 are as follows:

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity	Total Comprehensive Loss
December 31, 2009	130,591,236	$1,305,913	$767,808,572	$803,209	$(680,370,937)	986,199	$(1,278,004)	$88,268,753

Net loss	-	-	-	-	(29,074,705)	-	-	(29,074,705)	$(29,074,705)
Foreign currency translation gain	-	-	-	(49,340)	-	-	-	(49,340)	(49,340)
Unrealized loss on available-for- sale securities, net of reclassification adjustments for realized net losses and gains	-	-	-	(58,237)	-	-	-	(58,237)	(58,237)
Total comprehensive loss									$(29,182,282)
Stock based compensation	2,476,415	24,764	1,454,298	-	-	-	-	1,479,062
Treasury stock	-	-	-	-	-	818,288	(441,506)	(441,506)
June 30, 2010	133,067,651	$1,330,677	$769,262,870	$695,632	$(709,445,642)	1,804,487	$(1,719,510)	$60,124,027

7. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the six months ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Stock-based compensation accrual impact	$586,652	$741,117
Change in unrealized loss on available-for-sale securities	(58,237)	(95,972)
Cash paid for interest	360,289	519,547

8. Repayable Government Assistance

During the year ended December 31, 2000, the Company’s wholly-owned subsidiary, Plug Power Canada Inc., formerly known as Cellex Power Products Inc., entered into an Industrial Research Assistance Program (IRAP) Repayable Contribution Agreement with the National Research Council of Canada (NRC) under which it received contributions totaling Cdn$500,000 for certain development activities. The agreement with the NRC provides for payment of royalties of up to 170% of the contributions received subject to certain conditions, payable quarterly, calculated at 3.5% of gross revenues. Plug Power Canada’s repayment obligation to the NRC existed from July 1, 2002 to March 31, 2009. At April 1, 2009, if the total amount repaid to the NRC was less than the Cdn$500,000 contribution, then Plug Power Canada would continue to make payments to the NRC until either the full Cdn$500,000 was repaid or until July 1, 2012, whichever came first. The maximum liability under this repayment obligation was Cdn$850,000. If at any point Plug Power Canada’s repayments reached this amount, the obligation would cease.

At April 1, 2009, the total amount repaid to the NRC was less than the Cdn$500,000 contribution, therefore Plug Power Canada was required to make payments to the NRC until either the full Cdn$500,000 was repaid or until July 1, 2012, whichever came first. As of February 2010 Plug Power Canada has repaid the full Cdn$500,000.

The Company recorded the estimate of amounts owed under this arrangement as a debt, with royalty payments recorded as a reduction of the debt. Accordingly, liabilities relating to this agreement in the amount of $0 and $119,408 have been recorded as current portion of repayable government assistance (other current liabilities), respectively, in the condensed consolidated balance sheets as of June 30, 2010 and in the condensed consolidated balance sheets as of December 31, 2009.

9. Restructuring Charges

On May 25, 2010, the Company adopted a restructuring plan to focus and align the Company on its GenDrive business. As part of this plan, the Company is consolidating all operations to its Latham, New York headquarters. The consolidation of operations will take place over the next several months. The Company recorded restructuring charges in the amount of $6,384,892 within selling, general and administrative expenses in the condensed consolidated statement of operations for 2010. At June 30, 2010, $4,714,397 remains in accrued expenses on the condensed consolidated balance sheets.

 The accrued restructuring charges relating to the May 2010 restructuring are comprised of the following at June 30, 2010:

	Accrued restructuring charges at January 1, 2010	Total amount expensed	Cash payments	Accrued restructuring charges at June 30, 2010
Personnel Related	$—	$2,267,502	$(731,559)	$1,535,943
Contract Cancellation	—	3,178,454	—	3,178,454
Non-cash Settlement	—	933,689	N/A	N/A
Other	—	5,247	(5,247)	—
Total	$—	$6,384,892	$(736,806)	$4,714,397

During 2008, the Company adopted two restructuring plans to focus the Company on becoming a market and sales driven organization, to drive revenue growth, improve organizational efficiency and to position the Company for long-term profitability. As part of the plans, the Company implemented reductions in workforce, terminated purchase commitments, charged off inventory related to lapsed product lines, cut back discretionary spending, and deferred non strategic projects. At June 30, 2010, $1.4 million remains in accrued expenses on the condensed consolidated balance sheets related to these 2008 restructurings for contract cancellations and remaining net lease obligations.

10. Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement

In December 2008, the Company entered into a Credit Line Agreement with a third-party lender with a maximum availability of $62.9 million.  The Company’s auction rate debt securities included in trading securities on the consolidated balance sheets are pledged as collateral for the Credit Line Agreement. As of December 31, 2008, the Company had drawn down $62.9 million on this line of credit. During the six months ended June 30, 2010 and June 30, 2009, approximately $33.9 million and $125,000, respectively, of auction rate debt securities were sold by the third-party lender holding the collateral which resulted in a corresponding reduction in amounts outstanding under the Credit Line Agreement. The fair value of the auction rate debt securities was $22.6 million and $53.4 million at June 30, 2010 and December 31, 2009, respectively. The Credit Line Agreement bears interest at a variable rate equal to the average rate of interest earned by the Company on the auction rate debt securities pledged as collateral for the Credit Line Agreement. The interest rate on the line of credit advances was 1.3% and 1.2% at June 30, 2010 and December 31, 2009, respectively.  Interest expense on the advances on the Credit Line Agreement was approximately $296,000 and $436,000 for the six months ended June 30, 2010 and June 30, 2009, respectively.

The advances on the Credit Line Agreement are repayable on demand by the third-party lender. If the third-party lender had exercised its right to demand repayment of the advances under the Credit Line Agreement prior to June 30, 2010 (the date upon which the Company can first exercise its rights under the Repurchase Agreement discussed below), the third-party lender is required to arrange alternative financing on terms substantially the same as the Credit Line Agreement or the third party lender must repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement at their par value, which is $25.5 million and $59.4 million at June 30, 2010 and December 31, 2009, respectively.

In December 2008, the Company also entered into a Repurchase Agreement with the third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement.  The Company has elected to record this item at its fair value in accordance with ASC No. 825-10-25 to allow consistent treatment of this repurchase agreement and the underlying collateral.  At June 30, 2010 and December 31, 2009, the fair value of this item was approximately $2.8 million and $6.0 million, respectively and was recorded as an asset on the condensed consolidated balance sheets. The change in the fair value of the Repurchase Agreement for the six months ended June 30, 2010 and June 30, 2009 was approximately $3.1 million and $3.6 million, respectively, and is recorded as a realized loss on the condensed consolidated statements of operations.

Effective July 1, 2010, all auction rate debt securities were repurchased at par by the third-party lender holding the collateral under the Repurchase Agreement which resulted in a corresponding reduction in amounts outstanding under the Credit Line Agreement.

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

The outstanding balance of the debt as of June 30, 2010 and December 31, 2009 is $1.3 million and $1.4 million, respectively and is recorded as current portion of long term debt and long term debt in the condensed consolidated balance sheets. Restricted cash and the amount of the corresponding pledge requirement as of June 30, 2010 and December 31, 2009 was $1.7 million and is recorded as restricted cash in the condensed consolidated balance sheets. Principal payments due on long-term debt over the next five fiscal years are as follows: 2011, $323,000; 2012, $347,000; 2013, $373,000; 2014, $98,000; and 2015, $0.

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

In October 2009, the Company entered into a 15 month financing arrangement for an electrolyzer.  The outstanding balance of the debt as of June 30, 2010 and December 31, 2009 was approximately $68,000 and $123,000, respectively, and is recorded as current portion of long term debt and long term debt in the condensed consolidated balance sheets.

12. Available-For-Sale Securities

The amortized cost and fair value of the Company’s available-for-sale securities as of June 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Securities	$31,971,454	$37,561	$—	$32,009,015

The amortized cost and fair value of the Company’s available-for-sale securities as of December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Securities	$47,864,122	$95,798	$—	$47,959,920

There were no unrealized losses in the available-for-sale securities portfolio at June 30, 2010 and June 30, 2009, respectively.  The contractual maturities of available-for-sale securities are all by the year ended December 31, 2011 for balances as of June 30, 2010, and December 31, 2010 for balances as of December 31, 2009.

The Company recognized gross gains, gross losses and proceeds on available-for-sale securities for each of the six months ended June 30 as follows:

	2010	2009
Proceeds on Sales	$9,978,083	$2,824,181
Proceeds on Maturities	$35,926,223	$42,957,815
Gross Realized Gains	$-	$-
Gross Realized Losses	$-	$-

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

14. Multiple-Deliverable Revenue Arrangements

 Effective April 1, 2010, the Company adopted ASU No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements retroactive to January 1, 2010. The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This ASU provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. The amendments in this ASU also replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant and expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however, the Company chose early adoption of this ASU as noted above.

In an arrangement with multiple-deliverables, the delivered items will be considered a separate unit of accounting if the following criteria are met:

  The delivered item or items have value to the customer on a standalone basis.

  If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.

The Company enters into multiple-deliverable revenue arrangements that may contain a combination of fuel cell systems or equipment, installation, service, maintenance, fueling and other support services. The delivered item, equipment, does have value to the customer on a standalone basis and could be separately sold by another vendor.  In addition, the Company does not include a right of return on its products.

The Company was previously prohibited from separating these multiple deliverables into individual units of accounting without VSOE of fair value or other TPE of fair value. This evidence was not available due to our limited experience and lack of evidence of fair value of the undelivered components of the sale. Without this level of evidence, the Company had to treat each sale as a single unit of accounting and defer the revenue recognition of each sale, recognizing revenue over a straight-line basis as the continued service, maintenance and other support obligations expired. Under ASU No. 2009-13, the requirement to have VSOE or TPE in order to recognize revenue has been modified, and it now allows the vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available.

Per the provisions of ASU No. 2009-13, the Company allocates arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company determines selling price using VSOE, if it exists, otherwise TPE. If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses ESP.

VSOE is generally limited to the price that a vendor charges when it sells the same or similar products or services on a standalone basis. TPE is determined based on the prices charged by competitors of the Company for a similar deliverable when sold separately.  The Company generally expects that it will not be able to establish VSOE or TPE for certain deliverables due to the lack of standalone sales and the nature of the markets in which the Company competes, and, as such, the Company typically will determine selling price using ESP.

The objective of ESP is to determine the price at which the Company would transact if the product or service were sold by the Company on a standalone basis. The Company’s determination of ESP may involve a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, the Company may consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, the Company’s ongoing pricing strategy and policies, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold, as applicable. The Company will determine ESP for deliverables in future agreements based on the specific facts and circumstances of the arrangement.

As noted above, in determining selling price, TPE is generally not readily available due to a lack of a competitive environment in selling fuel cell technology.  However, when determining selling price for certain deliverables such as service and maintenance, if available, the Company utilizes prices charged by its competitors as TPE when estimating its costs for labor hours.

Each deliverable within the Company’s multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting under the guidance of ASU No. 2009-13. Once a standalone selling price for all the deliverables that meet the separation criteria has been met, whether by VSOE, TPE or ESP, the relative selling price method is used to proportionately allocate each element of the arrangement to the sale consideration. The Company plans to analyze the selling prices used in its allocation of arrangement consideration at a minimum on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.

Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.

The majority of the Company’s multiple-deliverable revenue arrangements ship complete within the same quarter. The Company anticipates that the effect of the adoption of this guidance on subsequent periods will be primarily based on the arrangements entered into and the timing of shipment of deliverables.

As a result of implementing ASU No. 2009-13, the Company recognized approximately $805,000 and $2.6 million as revenue in the three and six months ended June 30, 2010, respectively, that would have been deferred under the previous guidance for multiple-element revenue arrangements. Total revenue recognized under multiple-deliverable revenue arrangements in the three and six months ended June 30, 2010 was approximately 34.6% and 47.5% of total product and service revenue, respectively.

During the previously reported interim period ended March 31, 2010, the following was reported in the condensed consolidated statement of operations:

Product and service revenue	$1,539,342
Net loss	$(12,182,585)
Earnings per share	$(0.09)

During the previously reported interim period ended March 31, 2010, the following would have been the effect of the change of adopting ASU No. 2009-13 in the condensed consolidated statement of operations:

Product and service revenue	$3,163,177
Net loss	$(10,558,750)
Earnings per share	$(0.08)

For all product and service revenue transactions entered into prior to the implementation of ASU No. 2009-13, the Company will continue to defer the recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months, or which can extend over multiple years. While contract terms for those transactions generally required payment shortly after shipment or delivery and installation of the fuel cell system and were not contingent on the achievement of specific milestones or other substantive performance, the multiple-element revenue obligations within our contractual arrangements were generally not accounted for separately based on our limited experience and lack of evidence of fair value of the undelivered components.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2009. In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that unit orders will not ship, be installed and/or convert to revenue, in whole or in part; the cost and timing of developing our products and our ability to raise the necessary capital to fund such development costs; the cost and availability of fuel and fueling infrastructures for our products; market acceptance of our GenDrive system; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to improve system reliability for GenDrive; our ability to successfully expand our product lines;  competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to manufacture products on a large-scale commercial basis  our ability to protect our intellectual property; the cost of complying with current and future governmental regulations; and other risks and uncertainties discussed, but are not limited to, those set forth in Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on March 16, 2010 as  updated by Part II, Item 1A of this Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

Overview

Plug Power Inc., or the Company, is a leading provider of alternative energy technology and is involved in the design, development, commercialization and manufacture of fuel cell systems for the industrial off-road (forklift or material handling) market. Plug Power has also provided product development for the back-up and stationary power markets world wide. Effective April 1, 2010, the Company is no longer considered a development stage enterprise since current principal operations have begun to provide more than insignificant revenues as the Company has received orders from repeat customers, increased its customer base and has a significant backlog as of June 30, 2010. Prior to April 1, 2010, the Company was considered a development stage enterprise because substantially all of our resources and efforts were aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability, and the establishment, expansion and stability of markets for our products.

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

 We offer our hydrogen fueled PEM GenDrive power unit for sale on commercial terms for industrial off-road (forklift or material handling) applications, with a focus on multi-shift high volume manufacturing and high throughput distribution sites.

While we have invested in the development and sales activities for low-temperature remote-prime power GenSys products, we noted on our Form 8-K filed on May 27, 2010 with the Securities and Exchange Commission (SEC) that the Company has determined that it will not directly pursue opportunities related to its GenSys business and is actively looking at alternative options related to such business and its intellectual property.

Additionally in 2010, to the extent of existing purchase commitments, we continued to manufacture and support our GenCore® product, a hydrogen fueled PEM fuel cell system to provide back-up power for critical infrastructure.

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

 On July 15, 2010, the Company and Ballard Power Systems Inc. (Ballard) announced that an extension was made to their existing supply agreement, effective immediately, through 2014. Ballard will remain the exclusive supplier of fuel cell stacks for the Company’s full suite of GenDrive products. In addition, the Company will become the exclusive systems integrator for Ballard’s fuel cell stack into solutions addressing the material handling market in North America. The previous agreement was due to expire December 31, 2010.

Commercialization Agreement. On February 4, 2010, the Company signed a commercialization agreement with CITIC GuoAn Mengguli Power Science & Technology Co., Ltd. (MGL), a leader in advanced lithium-ion batteries and materials, for the joint marketing and sales of their co-developed high power lithium-ion battery systems into automotive applications. In our on-going effort to improve performance and reduce cost of its GenDrive products for the material handling market, we began the development of a lithium based hybrid battery system to replace our nickel-metal hydride hybrid batteries. Based on the successful introduction of the lithium battery systems into GenDrive products, it became evident that other adjacent markets could also benefit from this sophisticated and configurable technology. Through this agreement, Plug Power and MGL will first introduce their products to the Chinese automotive industry, where “New Energy” sponsored programs are supporting the deployment of at least 500,000 hybrid and pure electric vehicles over the next four years.

Restructuring. On May 25, 2010, the Company adopted a restructuring plan to focus and align the Company on its GenDrive business. As part of this plan, the Company is consolidating all operations to its Latham, New York headquarters. The consolidation of operations will take place over the next several months. With the full implementation of the restructuring plan, the Company’s operating expenses are expected to decrease by $12 to 15 million annually, preserving necessary capital to help accelerate market adoption in the material handling market. The Company recorded restructuring charges in the amount of $6,384,892 within selling, general and administrative expenses in the condensed consolidated statement of operations for 2010. At June 30, 2010, $4,714,397 remains in accrued expenses on the condensed consolidated balance sheets.

Results of Operations

Product and service revenue. Effective April 1, 2010, the Company adopted ASU No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements retroactive to January 1, 2010. ASU No. 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. As a result of implementing ASU No. 2009-13, we recognized approximately $805,000 and $2.6 million in the three and six months ended June 30, 2010 that would have been deferred under the Company’s previous guidance for multiple-deliverable revenue arrangements. The Company anticipates that the effect of the adoption of this guidance on subsequent periods will be primarily based on the arrangements entered into and the timing of shipment of deliverables. See Note 14, Multiple-Deliverable Revenue Arrangements of the unaudited condensed consolidated financial statements, Part I, Item 1 of this Form 10-Q for further discussion of our multiple-deliverable revenue arrangements.

For all product and service revenue transactions entered into prior to the implementation of ASU No. 2009-13, the Company will continue to defer the recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months, or which can extend over multiple years. While contract terms for those transactions generally required payment shortly after shipment or delivery and installation of the fuel cell system and were not contingent on the achievement of specific milestones or other substantive performance, the multiple-element revenue obligations within our contractual arrangements were generally not accounted for separately based on our limited experience and lack of evidence of fair value of the undelivered components.

Product and service revenue for the three months ended June 30, 2010 increased approximately $1.0 million, or 81.0%, to $2.3 million from $1.3 million for the three months ended June 30, 2009. The increase is primarily related to the adoption of ASU No. 2009-13 as well as an increase in current period system shipments partially offset by a decrease in revenue from prior period system shipments no longer being recognized. A portion of the non-deferred revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or delivered or after services are rendered.

In the product and service revenue category, during the three months ended June 30, 2010, we shipped 97 fuel cell systems to end customers as compared to 13 fuel cell systems shipped to end customers during the three months ended June 30, 2009. In the three months ended June 30, 2010, we recognized approximately $1.6 million of revenue for products shipped or delivered or services rendered in the three months ended June 30, 2010 as compared to approximately $411,000 of revenue recognized in the three months ended June 30, 2009 for products shipped or delivered or services rendered in the three months ended June 30, 2009, which includes approximately $367,000 of non-deferred revenue. Additionally, in the three months ended June 30, 2010 we recognized approximately $731,000 of product and services revenue from fuel cell shipments made prior to 2010, whereas in the three months ended June 30, 2009 we recognized approximately $874,000 of product and service revenue from fuel cell shipments made prior to 2009.

Product and service revenue for the six months ended June 30, 2010 increased approximately $2.9 million, or 113.8%, to $5.5 million from $2.6 million for the three months ended June 30, 2009. The increase is primarily related to the adoption of ASU No. 2009-13 as well as an increase in current period system shipments partially offset by a decrease in revenue from prior period system shipments no longer being recognized. A portion of the non-deferred revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or delivered or after services are rendered.

In the product and service revenue category, during the six months ended June 30, 2010, we shipped 201 fuel cell systems (191 are related to sales to end customers and 10 were delivered to Central Grocers under a lease arrangement whereby Plug Power retains title and ownership of the equipment) as compared to 166 fuel cell systems (26 are related to sales to end customers and 140 were delivered to Central Grocers under a lease arrangement whereby Plug Power retains title and ownership of the equipment) shipped during the six months ended June 30, 2009. In the six months ended June 30, 2010, we recognized approximately $3.9 million of revenue for products shipped or delivered or services rendered in the six months ended June 30, 2010 as compared to approximately $638,000 of revenue recognized in the six months ended June 30, 2009 for products shipped or delivered or services rendered in the six months ended June 30, 2009, which includes approximately $577,000 of non-deferred revenue. Additionally, in the six months ended June 30, 2010 we recognized approximately $1.6 million of product and services revenue from fuel cell shipments made prior to 2010, whereas in the six months ended June 30, 2009 we recognized approximately $1.9 million of product and service revenue from fuel cell shipments made prior to 2009.

Research and development contract revenue. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with our cost-sharing percentages generally ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. Revenue from fixed fee contracts is recognized on the basis of percentage of completion. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Research and development contract revenue for the three months ended June 30, 2010 decreased approximately $1.2 million, or 59.8%, to approximately $778,000 from $1.9 million for the three months ended June 30, 2009. The decrease is primarily related to fewer contracts in 2010.

Research and development contract revenue for the six months ended June 30, 2010 decreased approximately $1.3 million, or 39.4%, to approximately $2.0 million from $3.3 million for the six months ended June 30, 2009. The decrease is primarily related to fewer contracts in 2010.

Cost of product and service revenue. Cost of product and service revenue includes the direct material and labor cost incurred in the manufacture of the products we sell as well as the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations.

Cost of product and service revenue for the three months ended June 30, 2010 increased approximately $2.8 million, or 159.8%, to $4.5 million from $1.7 million for the three months ended June 30, 2009. The increase is primarily related to increased product and service fuel cell system shipments to end customers. There were 97 fuel cell system shipments for the three months ended June 30, 2010 as compared to 13 for the three months ended June 30, 2009.  There were no fuel cell system shipments being accounted for under a lease arrangement during the three months ended June 30, 2010 and 2009.

Cost of product and service revenue for the six months ended June 30, 2010 increased approximately $5.6 million, or 250.9%, to $7.8 million from $2.2 million for the six months ended June 30, 2009. The increase is primarily related to increased product and service fuel cell system shipments to end customers. There were 201 fuel cell system shipments for the six months ended June 30, 2010 as compared to 166 for the six months ended June 30, 2009, which includes 10 and 140 fuel cells, respectively, that are being accounted for under a lease arrangement. Therefore, the cost recognized on those shipments is recorded on the condensed consolidated balance sheets as investment in leased property and is being depreciated over the lease term.

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

Cost of research and development contract revenue for the three months ended June 30, 2010 decreased approximately $1.0 million, or 38.5%, to $1.7 million from $2.7 million for the three months ended June 30, 2009. This decrease is primarily to fewer contracts in 2010.

 Cost of research and development contract revenue for the six months ended June 30, 2010 decreased approximately $1.4 million, or 28.0%, to $3.6 million from $5.0 million for the six months ended June 30, 2009. This decrease is primarily to fewer contracts in 2010.

Research and development expense. Research and development expense includes: materials to build development and prototype units, cash and non-cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services and other general overhead costs associated with our research and development activities.

Research and development expense for the three months ended June 30, 2010 increased approximately $424,000, or 10.7%, to $4.4 million from $4.0 million for the three months ended June 30, 2009. This increase was primarily a result of the addition of our GenSys product support and service being provided by Plug Power Energy India Private Limited offset by the reduction in research and development activity of our Plug Power Holland organization.

Research and development expense for the six months ended June 30, 2010 increased approximately $1.5 million, or 17.2%, to $9.9 million from $8.4 million for the six months ended June 30, 2009. This increase was primarily a result of the addition of our GenSys product support and service being provided by Plug Power Energy India Private Limited offset by the reduction in research and development activity of our Plug Power Holland organization.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2010 increased approximately $6.1 million, or 136.7%, to $10.5 million from $4.4 million for the three months ended June 30, 2009. This increase was primarily a result of the corporate restructuring plan announced in May 2010 which the Company recorded $6.4 million in expenses.

Selling, general and administrative expenses for the six months ended June 30, 2010 increased approximately $6.7 million, or 87.1%, to $14.4 million from $7.7 million for the six months ended June 30, 2009. This increase was primarily a result of the corporate restructuring plan announced in May 2010 which the Company recorded $6.4 million in expenses.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets from Plug Power Canada Inc., including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets increased to approximately $567,000 for the three months ended June 30, 2010, compared to approximately $525,000 for the three months ended June 30, 2009. The increase is related to foreign currency fluctuations.

Amortization of intangible assets increased to approximately $1.1 million for the six months ended June 30, 2010, compared to approximately $1.0 million for the six months ended June 30, 2009. The increase is related to foreign currency fluctuations.

Interest and other income. Interest and other income consists primarily of interest earned on our cash, cash equivalents, available-for-sale securities, trading securities and other income.

Interest and other income for the three months ended June 30, 2010 increased approximately $8,000, or 3.2%, to $269,000 from $260,000 for the three months ended June 30, 2009. This increase is primarily related to increased rental income received from our Latham facility which is offset by lower cash balances coupled with lower yields on our investments due to a declining interest rate environment.  Interest income on trading securities and available-for-sale securities for the three months ended June 30, 2010 was approximately $76,000 and $32,000, respectively. Interest income on trading securities and available-for-sale securities for the three months ended June 30, 2009 was approximately $166,000 and $91,000, respectively.

Interest and other income for the six months ended June 30, 2010 decreased approximately $79,000, or 11.6%, to $611,000 from $690,000 for the six months ended June 30, 2009. This decrease is primarily related to lower cash balances coupled with lower yields on our investments due to a declining interest rate environment offset by increased rental income received from our Latham facility.  Interest income on trading securities and available-for-sale securities for the six months ended June 30, 2010 was approximately $253,000 and $108,000, respectively. Interest income on trading securities and available-for-sale securities for the six months ended June 30, 2009 was approximately $475,000 and $205,000, respectively.

Gain on auction rate debt securities repurchase agreement. In December 2008, the Company entered into a Repurchase Agreement with the third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012. As a result of the Repurchase Agreement entered into with a third party lender in December 2008, the Company reclassified the auction rate debt securities from available-for-sale securities to trading securities. The Company has elected to record this item at its fair value in accordance with FASB ASC No. 825-10-25, Fair Value Option. At June 30, 2010, the fair value of this item is $2.8 million.  The change in fair value of approximately $2.5 million and $3.1 million during the three and six months ended June 30, 2010 was recorded as a loss in the condensed consolidated statements of operations which is offset by the change in fair value of the auction rate debt securities held as collateral of approximately $2.5 million and $3.1 million that is recorded as a gain in the condensed consolidated statements of operations for the three and six months ended June 30, 2010. At December 31, 2009, the fair value of this item was $6.0 million.  The change in fair value of approximately $514,000 and $3.6 million during the three and six months ended June 30, 2009 was recorded as a loss in the condensed consolidated statements of operations which is offset by the change in fair value of the auction rate debt securities held as collateral of approximately $514,000 and $3.6 million that is recorded as a gain in the condensed consolidated statements of operations for the three and six months ended June 30, 2009.

Interest and other expense. Interest and other expense consists of interest on repayable government assistance amounts related to the activities of Cellex and General Hydrogen, interest related to the Credit Line Agreement and long term debt, and foreign currency exchange gain/(loss).

Interest and other expense for the three months ended June 30, 2010 and 2009 was approximately $177,000 and $318,000, respectively. Interest expense related to the Credit Line Agreement was approximately $139,000 and $219,000, respectively, for the three months ended June 30, 2010 and 2009.

Interest and other expense for the six months ended June 30, 2010 and 2009 was approximately $373,000 and $614,000, respectively. Interest expense related to the Credit Line Agreement was approximately $296,000 and $436,000, respectively, for the six months ended June 30, 2010 and 2009.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

Liquidity and Capital Resources

Although we anticipate incurring substantial additional losses, we believe that our current cash, cash equivalents and available-for-sale securities balances will provide sufficient liquidity to fund operations for at least the next twelve months including anticipated increased working capital needs. The Company’s cash requirements depend primarily on working capital needed to sustain rapid growth of our business as we expand market adoption of our products and continuing product development as we advance our product roadmap and release new products into the commercial marketplace. The Company expects to devote substantial capital resources to continuing to build a sales base, expanding market channels, servicing its installed base, hiring and training production staff, developing and better utilizing our manufacturing capacity and future product development. The Company expects to pursue the expansion of its operations through internal growth and strategic acquisitions and expects that such activities will be funded from existing cash, cash equivalents, trading securities, available-for-sale securities, and the issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance future cash requirements or consummate future acquisitions could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods.

Several key indicators of liquidity are summarized in the following table:

(in thousands)	Six months ended or at June 30, 2010	Six months ended or at June 30, 2009	Year ended or at December 31, 2009
Cash and cash equivalents at end of period	$3,789	$24,991	$14,581
Available-for-sale securities at end of period	32,009	54,969	47,960
Trading securities – auction rate debt securities at end of period	22,607	56,089	53,397
Borrowings under line of credit at end of period	25,450	62,750	59,375
Working capital at end of period	33,005	72,873	60,009
Net loss	29,075	18,407	40,709
Net cash used in operating activities	24,504	21,296	38,228
Purchase of property, plant and equipment	1,215	24	533

Included in trading securities and working capital at June 30, 2010 and December 31, 2009, respectively, is $22.6 million and $53.4 million of auction rate debt securities. The auction rate debt securities are secured by student loans which are generally guaranteed by the Federal government. These auction rate debt securities are structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate debt securities began experiencing auction failures in February 2008, and there have been no successful auctions for the securities held in our portfolio since the failures began. We continue to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted in accordance with the respective securities agreement. At June 30, 2010, the interest rates ranged from 0% to 1.85% on the auction rate debt securities as compared to the interest rate range at December 31, 2009 which was from 0.61% to 3.48%.

 The Company has pledged these securities as collateral to a third-party lender for a Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement) entered into in December 2008. In December 2008, the Company entered into a  Repurchase Agreement with a third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement at their par value, from June 30, 2010 through July 2, 2012. The fair value of the Repurchase Agreement at its origination was $10.2 million. The fair value of the Repurchase Agreement at June 30, 2010 and December 31, 2009 was $2.8 million and $6.0 million, respectively and is recorded as an asset on the condensed consolidated balance sheets. The change in fair value of approximately $2.5 million and $514,000 during the three months ended June 30, 2010 and 2009, respectively, was recorded as a loss in the condensed consolidated statements of operations which is offset by the change in fair value of the auction rate debt securities held as collateral of approximately $2.5 million and $514,000 that is recorded as a gain in the condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009, respectively. The change in fair value of approximately $3.1 million and $3.6 million during the six months ended June 30, 2010 and 2009, respectively, was recorded as a loss in the condensed consolidated statements of operations which is offset by the change in fair value of the auction rate debt securities held as collateral of approximately $3.1 million and $3.6 million that is recorded as a gain in the condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009, respectively.

Effective July 1, 2010, all auction rate debt securities were repurchased at par by the third-party lender holding the collateral under the Repurchase Agreement which resulted in a corresponding reduction in amounts outstanding under the Credit Line Agreement.

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

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of June 30, 2010, we had cash and cash equivalents of $3.8 million, available-for-sale securities of $32.0 million and working capital of $33.0 million.

During the six months ended June 30, 2010, cash used for operating activities was $24.5 million, consisting primarily of a net loss of $29.1 million offset, in part, by non-cash expenses in the amount of $3.7 million, including $2.7 million for amortization and depreciation, $892,000 for stock based compensation, $42,000 for loss on disposal of property, plant and equipment and $10,000 in bad debt. Cash provided by investing activities for the six months ended June 30, 2010 was $48.4 million, consisting of $33.9 million in proceeds from trading securities and $15.9 million of maturities (net of purchases) of available-for-sale securities offset, in part, by $1.2 million used to purchase property, plant and equipment and $284,000 used as an investment in leased property. Cash used for financing activities for the six months ended June 30, 2010 was approximately $34.6 million consisting of $33.9 million in repayment of borrowings under line of credit, $442,000 for the purchase of treasury stock and $208,000 in principal payments on long-term debt.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The following material changes or modifications have been made to the policies since December 31, 2009:

 Effective April 1, 2010, the Company adopted ASU No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements retroactive to January 1, 2010. The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This ASU provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. The amendments in this ASU also replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant and expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however, the Company chose early adoption of this ASU as noted above.

The Company was previously prohibited from separating these multiple deliverables into individual units of accounting without VSOE of fair value or other TPE of fair value. This evidence was not available due to our limited experience and lack of evidence of fair value of the undelivered components of the sale. Without this level of evidence, the Company had to treat each sale as a single unit of accounting and defer the revenue recognition of each sale, recognizing revenue over a straight-line basis as the continued service, maintenance and other support obligations expired. Under ASU No. 2009-13, the requirement to have VSOE or TPE in order to recognize revenue has been modified, and it now allows the vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available.

For all product and service revenue transactions entered into prior to the implementation of ASU No. 2009-13, the Company will continue to defer the recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months, or which can extend over multiple years. While contract terms for those transactions generally required payment shortly after shipment or delivery and installation of the fuel cell system and were not contingent on the achievement of specific milestones or other substantive performance, the multiple-element revenue obligations within our contractual arrangements were generally not accounted for separately based on our limited experience and lack of evidence of fair value of the undelivered components.

See Note 14, Multiple-Deliverable Revenue Arrangements of the unaudited condensed consolidated financial statements, Part I, Item 1 of this Form 10-Q for further discussion of our multiple-deliverable revenue arrangements.

The product and service revenue contracts entered into as of January 1, 2010 generally provide a one to two-year product warranty to customers from date of shipment.  We currently estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for future claims in the period the revenue is recognized. The Company carefully monitors the warranty work requested by its customers and management believes that its current warranty reserve appears adequate as of June 30, 2010. The Company’s product and service warranty as of June 30, 2010 is approximately $313,000 and is included in accrued expenses in the unaudited condensed consolidated balance sheets.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2, Basis of Presentation of the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

A continued failure to comply with NASDAQ’s listing standards could result in the delisting of our common stock from the NASDAQ Capital Market and severely limit the ability to trade our common stock.

            As a result of a failure to comply with NASDAQ’s $1.00 minimum bid price requirement, effective as of June 7, 2010, our common stock listing was transferred to the NASDAQ Capital Market from the NASDAQ Global Market. In order to maintain our listing, we have 180 calendar days, or until December 6, 2010, to regain compliance with the minimum bid price requirement. If we have not regained compliance with the minimum bid price requirement by December 6, 2010, subject to appeal rights, our common stock will be delisted. There can be no assurance that our common stock will continue to remain eligible for trading on the NASDAQ Capital Market. If our common stock is delisted and we are unable to list on another exchange, the ability to trade in our common stock would be severely, if not completely, limited.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the three months ended June 30, 2010, we issued 221,434 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

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

PLUG POWER INC.

Date: August 9, 2010	By:	/s/ Andrew Marsh
Andrew Marsh
Chief Executive Officer

	By:	/s/ Gerald A. Anderson
Gerald A. Anderson
Chief Financial Officer