Form 10-Q
period 2010-09-30
PLUG POWER INC
filed 2010-11-09
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 1-34392

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

The number of shares of common stock, par value of $.01 per share, outstanding as of November 4, 2010 was 131,745,075.

PLUG POWER INC.

PART 1.   FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
	Assets
Current assets:
Cash and cash equivalents	$10,324,530	$14,580,983
Trading securities - auction rate debt securities	-	53,397,179
Available-for-sale securities	10,409,654	47,959,920
Accounts receivable, less allowance of $10,160 in 2010 and $92,560 in 2009	4,334,119	2,004,670
Inventory	10,507,334	6,360,755
Assets held for sale	1,154,742	-
Auction rate debt securities repurchase agreement	-	5,977,822
Prepaid expenses and other current assets	1,365,167	3,217,446
Total current assets	38,095,546	133,498,775
Restricted cash	2,265,847	2,265,405
Property, plant and equipment, net	12,547,582	14,342,740
Investment in leased property, net	2,338,556	2,255,772
Intangible assets, net	10,264,704	11,821,830
Total assets	$65,512,235	$164,184,522

	Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,780,212	$2,877,270
Accrued expenses	3,859,819	5,847,541
Product warranty reserve	917,803	-
Borrowings under line of credit	-	59,375,000
Current portion long term debt	356,474	413,708
Deferred revenue	3,627,703	4,596,717
Other current liabilities	569,951	379,584
Total current liabilities	12,111,962	73,489,820
Long term debt	900,467	1,150,408
Other liabilities	1,305,849	1,275,541
Total liabilities	14,318,278	75,915,769
Stockholders’ equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
133,395,421 at September 30, 2010 and 130,591,236 at December 31, 2009	1,333,954	1,305,913
Additional paid-in capital	769,469,653	767,808,572
Accumulated other comprehensive income	847,067	803,209
Accumulated deficit	(718,737,207)	(680,370,937)
Less common stock in treasury:
1,804,487 shares at September 30, 2010 and 986,199 shares at December 31, 2009	(1,719,510)	(1,278,004)
Total stockholders’ equity	51,193,957	88,268,753
Total liabilities and stockholders’ equity	$65,512,235	$164,184,522

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Product and service revenue	$4,795,534	$1,044,853	$10,284,480	$3,612,268
Research and development contract revenue	957,270	1,497,400	2,943,261	4,772,600

Total revenue	5,752,804	2,542,253	13,227,741	8,384,868
Cost of product and service revenue	7,344,444	1,334,565	15,174,670	3,566,348
Cost of research and development contract
revenue	1,729,962	2,814,876	5,290,848	7,762,465
Research and development expense	2,085,622	4,387,231	11,954,153	12,809,762
Selling, general and administrative expenses	3,430,197	3,973,651	17,828,728	11,666,567
Amortization of intangible assets	562,785	544,114	1,691,840	1,575,466

Operating loss	(9,400,206)	(10,512,184)	(38,712,498)	(28,995,740)
Interest and other income	141,930	627,357	752,591	1,317,805
Change in fair value of auction rate securities repurchase agreement	(2,842,790)	(570,106)	(5,977,822)	(4,133,861)
Net trading gain	2,842,790	570,106	5,977,822	4,133,861
Interest and other expense	(33,289)	(285,909)	(406,363)	(899,758)

Net loss	$(9,291,565)	$(10,170,736)	$(38,366,270)	$(28,577,693)

Loss per share:
Basic and diluted	$(0.07)	$(0.08)	$(0.29)	$(0.22)

Weighted average number of common shares
outstanding	131,501,132	129,356,230	131,038,368	128,960,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(38,366,270)	$(28,577,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,342,918	2,783,165
Amortization of intangible assets	1,691,840	1,575,466
Loss on disposal of property, plant and equipment	99,088	280,460
Stock-based compensation	1,334,515	1,780,715
Provision for bad debts	10,160	82,400
Net unrealized gains on trading securities	(5,977,822)	(4,133,861)
Change in fair value of auction rate debt securities repurchase agreement	5,977,822	4,133,861
Loss on repayable government assistance	-	324,300
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,332,416)	583,430
Inventory	(4,120,450)	(656,211)
Assets held for sale	(375,829)	-
Prepaid expenses and other current assets	1,843,448	886,636
Accounts payable and accrued expenses	(620,695)	(6,630,997)
Deferred revenue	(969,014)	(2,213,119)
Net cash used in operating activities	(39,462,705)	(29,781,448)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,197,463)	(46,324)
Investment in leased property, net	(283,560)	(2,461,526)
Restricted cash	(442)	(2,265,348)
Proceeds from disposal of property, plant and equipment	44,500	-
Proceeds from trading securities	59,375,001	3,300,000
Proceeds from maturities and sales of available-for-sale securities	70,365,905	94,564,022
Purchases of available-for-sale securities	(32,910,791)	(117,838,809)
Net cash provided by (used in) investing activities	95,393,150	(24,747,985)

Cash Flows From Financing Activities:
Purchase of treasury stock	(441,506)	(534,418)
Proceeds from stock option exercises and employee stock purchase plan	-	76,493
Repayment of borrowings under line of credit	(59,375,000)	(3,300,000)
Proceeds from long term debt	-	1,652,445
Principal payments on long-term debt	(313,648)	-
Repayment of government assistance	-	(139,751)
Net cash used in financing activities	(60,130,154)	(2,245,231)

Effect of exchange rate changes on cash	(56,744)	66,560
Decrease in cash and cash equivalents	(4,256,453)	(56,708,104)
Cash and cash equivalents, beginning of period	14,580,983	80,844,500

Cash and cash equivalents, end of period	$10,324,530	$24,136,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Description of Business

Plug Power Inc., or the Company, is a leading provider of alternative energy technology and is involved in the design, development, commercialization and manufacture of fuel cell systems for the industrial off-road (forklift or material handling) market. Plug Power has also provided product development for the back-up and stationary power markets world wide. Effective April 1, 2010, the Company is no longer considered a development stage enterprise since current principal operations have begun to provide more than insignificant revenues as the Company has received orders from repeat customers, increased its customer base and has a significant backlog. Prior to April 1, 2010, the Company was considered a development stage enterprise because substantially all of our resources and efforts were aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability, and the establishment, expansion and stability of markets for our products.

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

 We offer our hydrogen fueled PEM GenDriveTM power unit for sale on commercial terms for industrial off-road (forklift or material handling) applications, with a focus on multi-shift high volume manufacturing and high throughput distribution sites.

While we have invested in development and sales activities for low-temperature remote-prime power GenSys® products, we have determined to focus on our GenDrive products and not to develop or manufacture GenSys products in the near term.

In 2010, to the extent of existing purchase commitments, we continued to manufacture and support our GenCore® product, a hydrogen fueled PEM fuel cell system to provide back-up power for critical infrastructure. We intend to focus our efforts on developing, manufacturing and selling our GenDrive products and do not expect to develop or manufacture GenCore products in the near term.

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

Although the Company has a significant amount of available-for-sale securities, as described further below, as of September 30, 2010, neither the Company nor any of its subsidiaries was an “investment company” pursuant to the Investment Company Act of 1940, as amended.

Liquidity

We have experienced recurring operating losses and we anticipate incurring substantial additional losses. Our May 2010 restructuring plan, which involves focusing on our GenDrive business and consolidating our operations into our Latham, New York facility, is expected to reduce these losses going forward. We anticipate that the restructuring will reduce our annual operating expenses by approximately $12 to $15 million. Further, we are projecting a significant improvement in the gross margins and an increase in the number of shipments of our GenDrive products. As a result, we believe that our current cash, cash equivalents, available-for-sale securities balances and cash generated from future operations will provide sufficient liquidity to fund operations for the next twelve months. However, in the event that our operating expenses are higher than anticipated or the gross margins and shipments of our GenDrive products do not increase as we expect, we may be required to seek external equity or debt financing to fund our operations. There can be no assurance that we will be able to obtain any equity or debt financing on terms acceptable to us or at all. Our cash requirements depend primarily on working capital needed to sustain rapid growth of our business as we expand market adoption of our products and continue product development as we advance our product roadmap and release new products into the commercial marketplace. We expect to devote substantial capital resources to continuing to build a sales base, expanding market channels, servicing our installed base, hiring and training production staff, developing and better utilizing our manufacturing capacity and future product development. We expect to pursue the expansion of our operations primarily through internal growth and possibly strategic acquisitions and expect that such activities will be funded from existing cash, cash equivalents, available-for-sale securities and cash generated from future operations and, subject to market and other conditions, external equity or debt financing. There can be no assurance that we will be able to obtain any equity or debt financing on terms acceptable to us or at all. The failure to raise the funds necessary to finance future cash requirements or to consummate future acquisitions could adversely affect our financial condition, our ability to pursue our strategy and our results of operations.

Included in trading securities and working capital at December 31, 2009, was $53.4 million of auction rate debt securities. The auction rate debt securities were secured by student loans which are generally guaranteed by the Federal government. These auction rate debt securities were structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate debt securities began experiencing auction failures in February 2008 and there have been no successful auctions for the securities held in our portfolio since the failures began. We continued to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted in accordance with the respective securities’ agreement. At December 31, 2009, the interest rates ranged from 0.61% to 3.48% on the auction rate debt securities.

 The Company had pledged these securities as collateral to a third-party lender for a Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement) entered into in December 2008. In December 2008, the Company entered into a Repurchase Agreement with a third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement. The Company elected to record the Repurchase Agreement at its fair value in accordance with Accounting Standard Codification No. 825-10-25 to allow consistent treatment of the agreement and the underlying collateral. At December 31, 2009, the fair value of this item was approximately $6.0 million, and was recorded as an asset on the condensed consolidated balance sheet. The change in the fair value of the Repurchase Agreement for the nine months ended September 30, 2010 and September 30, 2009 was approximately $6.0 million and $4.1 million, respectively, and was recorded as a net realized loss on the condensed consolidated statements of operations.

Effective July 1, 2010, all auction rate debt securities were repurchased at par by the third-party lender holding the collateral under the Repurchase Agreement which resulted in a corresponding reduction in amounts outstanding and the extinguishment of the Credit Line Agreement.

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

As a result of certain equity transactions that occurred during the fourth quarter of 2009, the Company began a formal IRC Section 382 study and completed the study in 2010. The Company believes it did not have a change of ownership, as defined by IRC Section 382, through the date of this report.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the Company’s December 31, 2009 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the periods as of and ending September 30, 2010 and 2009.

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

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements. This ASU provides guidance related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This ASU guidance amends existing standards to address potential conflicts with the Securities and Exchange Commission (SEC) guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. These provisions were adopted by the Company during the reporting period ending March 31, 2010. As this ASU amends only the disclosure requirements for subsequent events, the adoption did not impact its condensed consolidated financial position, condensed consolidated results of operations, and liquidity. See "Subsequent Events" in Note 15.

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

As of September 30, 2010, the Company no longer held any trading securities - auction rate debt securities since they were repurchased at par by the third-party lender holding the collateral under the Repurchase Agreement which resulted in a corresponding reduction in amounts outstanding and the extinguishment of the Credit Line Agreement.

The following tables summarize the basis used to measure certain financial assets at fair value on a recurring basis in the condensed consolidated balance sheets:

Basis of Fair Value Measurements

Balance at September 30, 2010	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$10,409,654	$10,409,654	$—	$—

Balance at December 31, 2009	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities – auction rate debt securities	$53,397,179	$—	$—	$53,397,179

Available-for-sale securities	$47,959,920	$47,959,920	$—	$—

Auction rate debt securities repurchase agreement	$5,977,822	$—	$—	$5,977,822

The following tables show reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the nine months ended September 30, 2010:

Trading Securities - Auction Rate Debt Securities	Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$53,397,179

Sale of trading securities for the nine months ended September 30, 2010	(59,375,001)

Net unrealized gains on trading securities for the nine months ended September 30, 2010	5,977,822

Fair value of trading securities - auction rate debt securities at September 30, 2010	$-

Auction Rate Debt Securities Repurchase Agreement	Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$5,977,822

Change in fair value of auction rate debt securities repurchase agreement for the nine months ended September 30, 2010	(5,977,822)

Fair value of auction rate debt securities repurchase agreement at September 30, 2010	$-

The following summarizes the valuation technique for assets measured and recorded at fair value:

Available-for-sale securities: For our level 1 securities, which represent Federal treasury securities, fair value is based on quoted market prices.

Trading securities – auction rate debt securities and auction rate debt securities repurchase agreement: The securities valued using unobservable inputs were the auction rate debt securities and auction rate debt securities repurchase agreement as the financial and capital markets have experienced significant dislocation and illiquidity in regard to these types of instruments and there is currently no secondary market for these types of securities. There have been no successful auctions since early 2008. The valuation of these auction rate debt securities and auction rate debt securities repurchase agreement is an estimate based upon factors specific to these securities, including duration, tax status (taxable or tax-exempt), credit quality, the existence of insurance wraps, and the composition of the underlying student loans (Federal Family Education Loan Program or private loans). Assumptions were made about future cash flows based upon interest rate formulas as described above. Also, the valuation included estimates of market data including yields or spreads of similar trading instruments, when available, or assumptions believed to be reasonable for non-observable inputs such as likelihood of redemption.  These securities were redeemed at par in July 2010.

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

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(9,291,565)	$(10,170,736)	$(38,366,270)	$(28,577,693)
Denominator:
Weighted average number of common shares	131,501,132	129,356,230	131,038,368	128,960,903

 The dilutive potential common shares are summarized as follows:

	At September 30,
	2010	2009
Stock options outstanding	5,403,692	6,944,861
Unvested restricted stock	5,480,235	15,000
Warrants (1)	571,429	571,429
Number of dilutive potential common shares	11,455,356	7,531,290

(1)	The warrants were granted to the shareholders of General Hydrogen as part of the acquisition of that company.

 5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets related to Plug Power Canada Inc. as of September 30, 2010 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Total
Acquired Technology	8 years	$15,900,000	$(7,236,174)	$1,027,934	$9,691,760
Customer Relationships	8 years	1,000,000	(427,056)	—	572,944
		$16,900,000	$(7,663,230)	$1,027,934	$10,264,704

 6. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2010 are as follows:

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity	Total Comprehensive Loss
December 31, 2009	130,591,236	$1,305,913	$767,808,572	$803,209	$(680,370,937)	986,199	$(1,278,004)	$88,268,753

Net loss	-	-	-	-	(38,366,270)	-	-	(38,366,270)	$(38,366,270)
Foreign currency translation adjustment	-	-	-	139,010	-	-	-	139,010	139,010
Unrealized loss on available-for- sale securities, net of reclassification adjustments for realized net losses and gains	-	-	-	(95,152)	-	-	-	(95,152)	(95,152)
Total comprehensive loss									$(38,322,412)
Stock based compensation	2,804,185	28,041	1,661,081	-	-	-	-	1,689,122
Treasury stock	-	-	-	-	-	818,288	(441,506)	(441,506)
September 30, 2010	133,395,421	$1,333,954	$769,469,653	$847,067	$(718,737,207)	1,804,487	$(1,719,510)	$51,193,957

7. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing, investing and operating activities which occurred during the nine months ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Stock-based compensation accrual impact	$354,608	$436,819
Change in unrealized loss on available-for-sale securities	(95,152)	(143,507)
Cash paid for interest	391,525	763,604
Transfer of property, plant and equipment to assets held for sale	778,913	-

8. Repayable Government Assistance

During the year ended December 31, 2000, the Company’s wholly-owned subsidiary, Plug Power Canada Inc., formerly known as Cellex Power Products Inc., entered into an Industrial Research Assistance Program (IRAP) Repayable Contribution Agreement with the National Research Council of Canada (NRC) under which it received contributions totaling Cdn$500,000 for certain development activities. The agreement with the NRC provided for payment of royalties of up to 170% of the contributions received subject to certain conditions, payable quarterly, calculated at 3.5% of gross revenues. Plug Power Canada’s repayment obligation to the NRC existed from July 1, 2002 to March 31, 2009. At April 1, 2009, if the total amount repaid to the NRC was less than the Cdn$500,000 contribution, then Plug Power Canada would continue to make payments to the NRC until either the full Cdn$500,000 was repaid or until July 1, 2012, whichever came first. The maximum liability under this repayment obligation was Cdn$850,000. If at any point Plug Power Canada’s repayments reached this amount, the obligation would cease.

At April 1, 2009, the total amount repaid to the NRC was less than the Cdn$500,000 contribution, therefore Plug Power Canada was required to make payments to the NRC until either the full Cdn$500,000 was repaid or until July 1, 2012, whichever came first. As of February 2010 Plug Power Canada repaid the full Cdn$500,000.

The Company recorded the estimate of amounts owed under this arrangement as a debt, with royalty payments recorded as a reduction of the debt. Accordingly, liabilities relating to this agreement in the amount of $119,408 have been recorded as current portion of repayable government assistance (other current liabilities) in the condensed consolidated balance sheet as of December 31, 2009.

9. Restructuring Charges

On May 25, 2010, the Company adopted a restructuring plan to focus and align the Company on its GenDrive business. As part of this plan, the Company is consolidating all operations to its Latham, New York headquarters. The consolidation of operations is continuing over the next several months. The Company recorded restructuring charges in the amount of $116,724 and $6,501,616 within selling, general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ending September 30, 2010 in relation to this restructuring. At September 30, 2010, $385,006 remains in accrued expenses on the condensed consolidated balance sheets.

 The accrued restructuring charges relating to the May 2010 restructuring are comprised of the following at September 30, 2010:

	Accrued restructuring charges at January 1, 2010	Total amount expensed	Cash payments	Accrued restructuring charges at September 30, 2010
Personnel Related	$—	$2,542,374	$(2,457,368)	$85,006
Contract Cancellation	—	3,718,993	(3,418,993)	300,000
Non-cash Settlement	—	234,489	N/A	N/A
Other	—	5,760	(5,760)	—
Total	$—	$6,501,616	$(5,882,121)	$385,006

During 2008, the Company adopted two restructuring plans to focus the Company on becoming a market and sales driven organization, to drive revenue growth, improve organizational efficiency and to position the Company for long-term profitability. As part of the plans, the Company implemented reductions in workforce, terminated purchase commitments, charged off inventory related to lapsed product lines, cut back discretionary spending, and deferred non strategic projects.  The Company decreased selling, general and administrative expenses by $460,234 and $476,234, respectively, in the three and nine months ending September 30, 2010 as a result of changes in original estimates in relation to this restructuring.  At September 30, 2010, approximately $822,794 remains in accrued expenses on the condensed consolidated balance sheets related to these 2008 restructurings for contract cancellations and remaining net lease obligations.

10. Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement

In December 2008, the Company entered into a Credit Line Agreement with a third-party lender with a maximum availability of $62.9 million.  The Company’s auction rate debt securities included in trading securities on the consolidated balance sheets were pledged as collateral for the Credit Line Agreement. As of December 31, 2008, the Company had drawn down $62.9 million on this line of credit. During the nine months ended September 30, 2010 and September 30, 2009, approximately $59.4 million and $3.3 million, respectively, of auction rate debt securities were sold by the third-party lender holding the collateral which resulted in a corresponding reduction in amounts outstanding under the Credit Line Agreement. The fair value of the auction rate debt securities was $53.4 million at December 31, 2009. The Credit Line Agreement had interest at a variable rate equal to the average rate of interest earned by the Company on the auction rate debt securities pledged as collateral for the Credit Line Agreement. The interest rate on the line of credit advances was 1.2% at December 31, 2009. Interest expense on the advances on the Credit Line Agreement was approximately $305,000 and $652,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

The advances on the Credit Line Agreement were repayable on demand by the third-party lender. If the third-party lender had exercised its right to demand repayment of the advances under the Credit Line Agreement prior to June 30, 2010 (the date upon which the Company could first exercise its rights under the Repurchase Agreement discussed below), the third-party lender was required to arrange alternative financing on terms substantially the same as the Credit Line Agreement or the third party lender must repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement at their par value, which was $59.4 million at December 31, 2009.

In December 2008, the Company also entered into a Repurchase Agreement with the third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement.  The Company  elected to record this item at its fair value in accordance with ASC No. 825-10-25 to allow consistent treatment of this repurchase agreement and the underlying collateral.  At December 31, 2009, the fair value of this item was approximately $6.0 million and was recorded as an asset on the condensed consolidated balance sheets. The change in the fair value of the Repurchase Agreement for the nine months ended September 30, 2010 and September 30, 2009 was approximately $6.0 million and $4.1 million, respectively, and is recorded as a realized loss on the condensed consolidated statements of operations.

Effective July 1, 2010, all auction rate debt securities were repurchased at par by the third-party lender holding the collateral under the Repurchase Agreement which resulted in a corresponding reduction in amounts outstanding and the extinguishment of the Credit Line Agreement.

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

The outstanding balance of the debt as of September 30, 2010 and December 31, 2009 is $1.2 million and $1.4 million, respectively, and is recorded as current portion of long term debt and long term debt in the condensed consolidated balance sheets. Restricted cash and the amount of the corresponding pledge requirement as of September 30, 2010 and December 31, 2009 was $1.7 million and is recorded as restricted cash in the condensed consolidated balance sheets. Principal payments due on long-term debt over the next five fiscal years are as follows: 2011, $323,000; 2012, $347,000; 2013, $373,000; 2014, $98,000; and 2015, $0.

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

In July 2009, the Company signed a letter of credit with Key Bank in the amount of $525,000. The standby letter of credit is required by the agreement negotiated between Air Products and Chemicals, Inc. (Air Products) and the Company to supply hydrogen infrastructure and hydrogen to Central Grocers at their distribution center. The standby letter of credit is collateralized by cash held in a restricted account and is recorded as restricted cash in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 at $525,000.

In October 2009, the Company entered into a 15 month financing arrangement for an electrolyzer.  The outstanding balance of the debt as of September 30, 2010 and December 31, 2009 was approximately $39,000 and $123,000, respectively, and is recorded as current portion of long term debt and long term debt in the condensed consolidated balance sheets.

12. Available-For-Sale Securities

The amortized cost and fair value of the Company’s available-for-sale securities as of September 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Securities	$10,409,008	$11,077	$10,431	$10,409,654

The amortized cost and fair value of the Company’s available-for-sale securities as of December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Securities	$47,864,122	$95,798	$—	$47,959,920

There were gross unrealized losses of $10,431 and $0 in the available-for-sale securities portfolio at September 30, 2010 and December 31, 2009, respectively.  The contractual maturities of available-for-sale securities are all by the year ended December 31, 2011 for balances as of September 30, 2010, and December 31, 2010 for balances as of December 31, 2009.

The Company recognized gross gains, gross losses and proceeds on available-for-sale securities for each of the nine months ended September 30 as follows:

	2010	2009
Proceeds on Sales	$14,975,693	$2,699,181
Proceeds on Maturities	$55,390,212	$91,864,841
Gross Realized Gains	$-	$-
Gross Realized Losses	$-	$-

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

As a result of implementing ASU No. 2009-13, the Company recognized approximately $3.6 million and $6.3 million as revenue in the three and nine months ended September 30, 2010, respectively, that would have been deferred under the previous guidance for multiple-element revenue arrangements. Total revenue recognized under multiple-deliverable revenue arrangements in the three and nine months ended September 30, 2010 was approximately 76.0% and 60.8% of total product and service revenue, respectively.

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

15. Subsequent Events

Effective October 26, 2010, the Company announced that it has licensed the intellectual property (IP) relating to its stationary power products, GenCore and GenSys, to IdaTech plc on a non-exclusive basis. As part of the transaction, the Company also sold inventory, equipment and certain other assets related to its stationary power business. The Company currently has over 140 patents and maintains ownership of, and the right to use, the patents and other intellectual property licensed to IdaTech. Total consideration for the licensing and assets was $5 million and was received during October 2010. The consideration is subject to reduction by a maximum of $1 million in the event that the Company does not deliver certain of the assets sold. As of September 30, 2010, approximately $1.2 million is included in assets held for sale in the unaudited condensed consolidated balance sheets.

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the financial statements and has noted no other subsequent events requiring recognition or disclosure.

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

Overview

Plug Power Inc., or the Company, is a leading provider of alternative energy technology and is involved in the design, development, commercialization and manufacture of fuel cell systems for the industrial off-road (forklift or material handling) market. Plug Power has also provided product development for the back-up and stationary power markets world wide. Effective April 1, 2010, the Company is no longer considered a development stage enterprise since current principal operations have begun to provide more than insignificant revenues as the Company has received orders from repeat customers, increased its customer base and has a significant backlog. Prior to April 1, 2010, the Company was considered a development stage enterprise because substantially all of our resources and efforts were aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability, and the establishment, expansion and stability of markets for our products.

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

 We offer our hydrogen fueled PEM GenDriveTM power unit for sale on commercial terms for industrial off-road (forklift or material handling) applications, with a focus on multi-shift high volume manufacturing and high throughput distribution sites.

While we have invested in development and sales activities for low-temperature remote-prime power GenSys® products, we have determined to focus on our GenDrive products and not to develop or manufacture GenSys products in the near term.

In 2010, to the extent of existing purchase commitments, we continued to manufacture and support our GenCore® product, a hydrogen fueled PEM fuel cell system to provide back-up power for critical infrastructure. We intend to focus our efforts on developing, manufacturing and selling our GenDrive products and do not expect to develop or manufacture GenCore products in the near term.

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

 On July 15, 2010, the Company and Ballard Power Systems Inc. (Ballard) announced an extension to their existing supply agreement through 2014. Ballard will remain the exclusive supplier of fuel cell stacks for the Company’s full suite of GenDrive products. In addition, the Company will become the exclusive systems integrator for Ballard’s fuel cell stack into solutions addressing the material handling market in North America. The previous agreement was due to expire December 31, 2010.

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

Restructuring. On May 25, 2010, the Company adopted a restructuring plan to focus and align the Company on its GenDrive business. As part of this plan, the Company is consolidating all operations to its Latham, New York headquarters. The consolidation of operations will continue over the next several months. With the full implementation of the restructuring plan, the Company’s operating expenses are expected to decrease by $12 to 15 million annually, preserving necessary capital to help accelerate market adoption in the material handling market. The Company recorded restructuring charges in the amount of $6,501,616 within selling, general and administrative expenses in the condensed consolidated statement of operations for 2010 in relation to this restructuring. At September 30, 2010, $385,006 remains in accrued expenses on the condensed consolidated balance sheets.

Licensing Agreement. Effective October 26, 2010, the Company announced that it has licensed the intellectual property (IP) relating to its stationary power products, GenCore and GenSys, to IdaTech plc on a non-exclusive basis. As part of the transaction, the Company also sold inventory, equipment and certain other assets related to its stationary power business. The Company currently has over 140 patents and maintains ownership of, and the right to use, the patents and other intellectual property licensed to IdaTech. Total consideration for the licensing and assets was $5 million and was received during October 2010.  The consideration is subject to reduction by a maximum of $1 million in the event that the Company does not deliver certain of the assets sold. As of September 30, 2010, approximately $1.2 million is included in assets held for sale in the unaudited condensed consolidated balance sheets. While the Company plans to focus its efforts on the GenDrive product line, it will also continue to pursue opportunities to monetize the technology and intellectual property relating to GenSys and GenCore.

Departure of Directors or Principal Officers. On August 27, 2010, Mark A. Sperry stepped down from his positions as Senior Vice President of the Company and as General Manager of the Company's Continuous Power Division.  The Company and Mr. Sperry have entered into an agreement under which Mr. Sperry will provide consulting services to the Company for a period of up to twelve (12) months.  The Company’s maximum obligation under the consulting agreement shall not exceed $100,000.

On October 15, 2010, Jeffrey M. Drazan tendered his resignation as a member of the Board of Directors of the Company. The resignation was effective October 13, 2010. Mr. Drazen has no disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

Results of Operations

Product and service revenue. Effective April 1, 2010, the Company adopted ASU No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements retroactive to January 1, 2010. ASU No. 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. As a result of implementing ASU No. 2009-13, we recognized approximately $3.6 million and $6.3 million in the three and nine months ended September 30, 2010 that would have been deferred under the Company’s previous guidance for multiple-deliverable revenue arrangements. The Company anticipates that the effect of the adoption of this guidance on subsequent periods will be primarily based on the arrangements entered into and the timing of shipment of deliverables. See Note 14, Multiple-Deliverable Revenue Arrangements of the unaudited condensed consolidated financial statements, Part I, Item 1 of this Form 10-Q for further discussion of our multiple-deliverable revenue arrangements.

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

Product and service revenue for the three months ended September 30, 2010 increased approximately $3.8 million, or 359.0%, to $4.8 million from $1.0 million for the three months ended September 30, 2009. Approximately $3.6 million of the increase is related to the adoption of ASU No. 2009-13 as well as an increase in current period system shipments partially offset by a decrease in revenue from prior period system shipments no longer being recognized. A portion of the non-deferred revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or delivered or after services are rendered.

In the product and service revenue category, during the three months ended September 30, 2010, we shipped 170 fuel cell systems to end customers as compared to 6 fuel cell systems shipped to end customers during the three months ended September 30, 2009. In the three months ended September 30, 2010, we recognized approximately $4.2 million of revenue for products shipped or delivered or services rendered in the three months ended September 30, 2010 as compared to approximately $407,000 of revenue recognized in the three months ended September 30, 2009 for products shipped or delivered or services rendered in the three months ended September 30, 2009, which includes approximately $357,000 of non-deferred revenue. Additionally, in the three months ended September 30, 2010 and 2009 we recognized approximately $638,000, respectively of product and services revenue from fuel cell shipments made in prior years.

Product and service revenue for the nine months ended September 30, 2010 increased approximately $6.7 million, or 184.7%, to $10.3 million from $3.6 million for the nine months ended September 30, 2009. Approximately $6.3 million of the increase is related to the adoption of ASU No. 2009-13 as well as an increase in current period system shipments partially offset by a decrease in revenue from prior period system shipments no longer being recognized. A portion of the non-deferred revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or delivered or after services are rendered.

In the product and service revenue category, during the nine months ended September 30, 2010, we shipped 371 fuel cell systems (361 are related to sales to end customers and 10 were delivered to Central Grocers under a lease arrangement whereby Plug Power retains title and ownership of the equipment) as compared to 172 fuel cell systems (32 are related to sales to end customers and 140 were delivered to Central Grocers under a lease arrangement whereby Plug Power retains title and ownership of the equipment) shipped during the nine months ended September 30, 2009. In the nine months ended September 30, 2010, we recognized approximately $8.1 million of revenue for products shipped or delivered or services rendered in the nine months ended September 30, 2010 as compared to approximately $1.0 million of revenue recognized in the nine months ended September 30, 2009 for products shipped or delivered or services rendered in the nine months ended September 30, 2009, which includes approximately $934,000 of non-deferred revenue. Additionally, in the nine months ended September 30, 2010 we recognized approximately $2.2 million of product and services revenue from fuel cell shipments made prior to 2010, whereas in the nine months ended September 30, 2009 we recognized approximately $2.6 million of product and service revenue from fuel cell shipments made prior to 2009.

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

Research and development contract revenue for the three months ended September 30, 2010 decreased approximately $540,000, or 36.1%, to approximately $957,000 from $1.5 million for the three months ended September 30, 2009. The decrease is primarily related to having fewer active contracts in 2010.

Research and development contract revenue for the nine months ended September 30, 2010 decreased approximately $1.8 million, or 38.3%, to approximately $2.9 million from $4.8 million for the nine months ended September 30, 2009. The decrease is primarily related to having fewer active contracts in 2010.

Cost of product and service revenue. Cost of product and service revenue includes the direct material and labor cost as well as an allocation of overhead costs that relate to the manufacturing of products we sell. In addition, cost of product and service revenue also includes the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations.

Cost of product and service revenue for the three months ended September 30, 2010 increased approximately $6.0 million, or 450.3%, to $7.3 million from $1.3 million for the three months ended September 30, 2009. The increase is primarily related to increased product and service fuel cell system shipments to end customers. There were 170 fuel cell system shipments for the three months ended September 30, 2010 as compared to 6 for the three months ended September 30, 2009. There were no fuel cell system shipments being accounted for under a lease arrangement during the three months ended September 30, 2010 and 2009. The increase also includes an allocation of overhead costs charged to cost of product and service revenue as a result of increased sales and a focus on commercial production of our product. Accordingly, some of these costs were included in research and development expense prior to this quarter, due to the Company’s focus on research and development at that time.

Cost of product and service revenue for the nine months ended September 30, 2010 increased approximately $11.6 million, or 325.5%, to $15.2 million from $3.6 million for the nine months ended September 30, 2009. The increase is primarily related to increased product and service fuel cell system shipments to end customers. There were 371 fuel cell system shipments for the nine months ended September 30, 2010 as compared to 172 for the nine months ended September 30, 2009, which includes 10 and 140 fuel cells, respectively, that are being accounted for under a lease arrangement. Therefore, the cost recognized on those shipments is recorded on the condensed consolidated balance sheets as investment in leased property and is being depreciated over the lease term. The increase also includes an allocation of overhead costs charged to cost of product and service revenue as a result of increased sales and a focus on commercial production of our product. Accordingly, some of these costs were included in research and development expense prior to this quarter, due to the Company’s focus on research and development at that time.

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

Cost of research and development contract revenue for the three months ended September 30, 2010 decreased approximately $1.1 million, or 38.5%, to $1.7 million from $2.8 million for the three months ended September 30, 2009. This decrease is primarily related to having fewer active contracts in 2010.

Cost of research and development contract revenue for the nine months ended September 30, 2010 decreased approximately $2.5 million, or 31.8%, to $5.3 million from $7.8 million for the nine months ended September 30, 2009. This decrease is primarily related to having fewer active contracts in 2010.

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

Research and development expense for the three months ended September 30, 2010 decreased approximately $2.3 million, or 52.5%, to $2.1 million from $4.4 million for the three months ended September 30, 2009. This decrease was primarily a result of the wind-down of our operations in Plug Power Energy India Private Limited, Plug Power Canada as well as our Plug Power Holland organization. The decrease was also coupled with our allocation of overhead costs charged to cost of product and service revenue as a result of increased sales and a focus on commercial production of our product. Accordingly, some of these costs were included in research and development expense prior to this quarter, due to the Company’s focus on research and development at that time.

Research and development expense for the nine months ended September 30, 2010 decreased approximately $856,000, or 6.7%, to $12.0 million from $12.8 million for the nine months ended September 30, 2009. This decrease was primarily a result of the wind-down of our operations in Plug Power Energy India Private Limited, Plug Power Canada as well as our Plug Power Holland organization. The decrease was also coupled with our allocation of overhead costs charged to cost of product and service revenue as a result of increased sales and a focus on commercial production of our product. Accordingly, some of these costs were included in research and development expense prior to this quarter, due to the Company’s focus on research and development at that time.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2010 decreased approximately $543,000, or 13.7%, to $3.4 million from $4.0 million for the three months ended September 30, 2009. This decrease was primarily the result of the wind-down of our operations in Canada.

Selling, general and administrative expenses for the nine months ended September 30, 2010 increased approximately $6.1 million, or 52.8%, to $17.8 million from $11.7 million for the nine months ended September 30, 2009. This increase was primarily a result of the corporate restructuring plan announced in May 2010.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets from Plug Power Canada Inc., including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets increased to approximately $563,000 for the three months ended September 30, 2010, compared to approximately $544,000 for the three months ended September 30, 2009. The increase is related to foreign currency fluctuations.

Amortization of intangible assets increased to approximately $1.7 million for the nine months ended September 30, 2010, compared to approximately $1.6 million for the nine months ended September 30, 2009. The increase is related to foreign currency fluctuations.

Interest and other income. Interest and other income consists primarily of interest earned on our cash, cash equivalents, available-for-sale securities, trading securities and other income.

Interest and other income for the three months ended September 30, 2010 decreased approximately $485,000, or 77.4%, to $142,000 from $627,000 for the three months ended September 30, 2009. This decrease is primarily related to lower cash balances coupled with lower yields on our investments due to a declining interest rate environment offset by increased rental income received from our Latham facility.   Interest income on trading securities and available-for-sale securities for the three months ended September 30, 2010 was approximately $0 and $49,000, respectively. Interest income on trading securities and available-for-sale securities for the three months ended September 30, 2009 was approximately $95,000 and $94,000, respectively.

Interest and other income for the nine months ended September 30, 2010 decreased approximately $565,000, or 42.9%, to $753,000 from $1.3 million for the nine months ended September 30, 2009. This decrease is primarily related to lower cash balances coupled with lower yields on our investments due to a declining interest rate environment offset by increased rental income received from our Latham facility.  Interest income on trading securities and available-for-sale securities for the nine months ended September 30, 2010 was approximately $352,000 and $157,000, respectively. Interest income on trading securities and available-for-sale securities for the nine months ended September 30, 2009 was approximately $570,000 and $299,000, respectively.

Gain on auction rate debt securities repurchase agreement. In December 2008, the Company entered into a Repurchase Agreement with the third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012. As a result of the Repurchase Agreement entered into with a third party lender in December 2008, the Company reclassified the auction rate debt securities from available-for-sale securities to trading securities. The Company elected to record this item at its fair value in accordance with FASB ASC No. 825-10-25, Fair Value Option. The third-party lender repurchased the securities on July 1, 2010 in accordance with the Repurchase Agreement. The corresponding Credit Line Agreement was paid in full on July 1, 2010 in conjunction with the repurchase of the auction rate debt securities. The change in fair value of approximately $2.8 million and $6.0 million during the three and nine months ended September 30, 2010 was recorded as a loss in the condensed consolidated statements of operations which is offset by the change in fair value of the auction rate debt securities held as collateral of approximately $2.8 million and $6.0 million that is recorded as a gain in the condensed consolidated statements of operations for the three and nine months ended September 30, 2010. At December 31, 2009, the fair value of this item was $6.0 million.  The change in fair value of approximately $570,000 and $4.1 million during the three and nine months ended September 30, 2009 was recorded as a loss in the condensed consolidated statements of operations which is offset by the change in fair value of the auction rate debt securities held as collateral of approximately $570,000 and $4.1 million that is recorded as a gain in the condensed consolidated statements of operations for the three and nine months ended September 30, 2009.

Interest and other expense. Interest and other expense consists of interest on repayable government assistance amounts related to the activities of Cellex and General Hydrogen, interest related to the Credit Line Agreement and long term debt, and foreign currency exchange gain/(loss).

Interest and other expense for the three months ended September 30, 2010 and 2009 was approximately $33,000 and $286,000, respectively. Interest expense related to the Credit Line Agreement was approximately $8,000 and $216,000, respectively, for the three months ended September 30, 2010 and 2009.

Interest and other expense for the nine months ended September 30, 2010 and 2009 was approximately $406,000 and $900,000, respectively. Interest expense related to the Credit Line Agreement was approximately $305,000 and $652,000, respectively, for the nine months ended September 30, 2010 and 2009.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

Liquidity and Capital Resources

We have experienced recurring operating losses and we anticipate incurring substantial additional losses. Our May 2010 restructuring plan, which involves focusing on our GenDrive business and consolidating our operations into our Latham, New York facility, is expected to reduce these losses going forward. We anticipate that the restructuring will reduce our annual operating expenses by approximately $12 to $15 million. Further, we are projecting a significant improvement in the gross margins and an increase in the number of shipments of our GenDrive products. As a result, we believe that our current cash, cash equivalents, available-for-sale securities balances and cash generated from future operations will provide sufficient liquidity to fund operations for the next twelve months. However, in the event that our operating expenses are higher than anticipated or the gross margins and shipments of our GenDrive products do not increase as we expect, we may be required to seek external equity or debt financing to fund our operations. There can be no assurance that we will be able to obtain any equity or debt financing on terms acceptable to us or at all. Our cash requirements depend primarily on working capital needed to sustain rapid growth of our business as we expand market adoption of our products and continue product development as we advance our product roadmap and release new products into the commercial marketplace. We expect to devote substantial capital resources to continuing to build a sales base, expanding market channels, servicing our installed base, hiring and training production staff, developing and better utilizing our manufacturing capacity and future product development. We expect to pursue the expansion of our operations primarily through internal growth and possibly strategic acquisitions and expect that such activities will be funded from existing cash, cash equivalents, available-for-sale securities and cash generated from future operations and, subject to market and other conditions, external equity or debt financing. There can be no assurance that we will be able to obtain any equity or debt financing on terms acceptable to us or at all. The failure to raise the funds necessary to finance future cash requirements or to consummate future acquisitions could adversely affect our financial condition, our ability to pursue our strategy and our results of operations.

Several key indicators of liquidity are summarized in the following table:

(in thousands)	Nine months ended or at September 30, 2010	Nine months ended or at September 30, 2009	Year ended or at December 31, 2009
Cash and cash equivalents at end of period	$10,325	$24,136	$14,581
Available-for-sale securities at end of period	10,410	46,975	47,960
Trading securities – auction rate debt securities at end of period	-	53,485	53,397
Borrowings under line of credit at end of period	-	59,575	59,375
Working capital at end of period	25,984	70,432	60,009
Net loss	38,366	28,578	40,709
Net cash used in operating activities	39,463	29,781	38,228
Purchase of property, plant and equipment	1,197	46	533

Included in trading securities and working capital at December 31, 2009, was $53.4 million of auction rate debt securities. The auction rate debt securities were secured by student loans which are generally guaranteed by the Federal government. These auction rate debt securities were structured to be tendered at par, at the investor’s option, at auctions occurring every 27-30 days. However, due to the liquidity issues in the credit and capital markets, the market for auction rate debt securities began experiencing auction failures in February 2008, and there have been no successful auctions for the securities held in our portfolio since the failures began. We continued to receive interest on these securities, subject to an interest rate cap formula for each security as periodically adjusted in accordance with the respective securities’ agreement. At December 31, 2009, the interest rates ranged from 0.61% to 3.48% on the auction rate debt securities.

The Company had pledged these securities as collateral to a third-party lender for a Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement) entered into in December 2008. In December 2008, the Company entered into a Repurchase Agreement with a third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement. The fair value of the Repurchase Agreement at its origination was $10.2 million. The fair value of the Repurchase Agreement at September 30, 2010 and December 31, 2009 was $0 and $6.0 million, respectively and is recorded as an asset on the condensed consolidated balance sheets. The change in fair value of approximately $2.8 million and $570,000 during the three months ended September 30, 2010 and 2009, respectively, was recorded as a loss in the condensed consolidated statements of operations which is offset by the change in fair value of the auction rate debt securities held as collateral of approximately $2.8 million and $570,000 that is recorded as a gain in the condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009, respectively. The change in fair value of approximately $6.0 million and $4.1 million during the nine months ended September 30, 2010 and 2009, respectively, was recorded as a loss in the condensed consolidated statements of operations which is offset by the change in fair value of the auction rate debt securities held as collateral of approximately $6.0 million and $4.1 million that is recorded as a gain in the condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009, respectively.

Effective July 1, 2010, all auction rate debt securities were repurchased at par by the third-party lender holding the collateral under the Repurchase Agreement which resulted in a corresponding reduction in amounts outstanding and the extinguishment of the Credit Line Agreement.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic acquisitions. As of September 30, 2010, we had cash and cash equivalents of $10.3 million, available-for-sale securities of $10.4 million and working capital of $26.0 million.

During the nine months ended September 30, 2010, cash used for operating activities was $39.5 million, consisting primarily of a net loss of $38.4 million offset, in part, by non-cash expenses in the amount of $5.5 million, including $4.1 million for amortization and depreciation, $1.3 million for stock based compensation, $99,000 for loss on disposal of property, plant and equipment and $10,000 in bad debt. Cash provided by investing activities for the nine months ended September 30, 2010 was $95.4 million, consisting of $59.4 million in proceeds from trading securities and $37.5 million of maturities (net of purchases) of available-for-sale securities offset, in part, by $1.2 million used to purchase property, plant and equipment and $284,000 used as an investment in leased property. Cash used for financing activities for the nine months ended September 30, 2010 was approximately $60.1 million consisting of $59.4 million in repayment of borrowings under line of credit, $442,000 for the purchase of treasury stock and $314,000 in principal payments on long-term debt.

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

As a result of certain equity transactions that occurred during the fourth quarter of 2009, the Company began a formal IRC Section 382 study and completed the study in 2010. The Company believes it did not have a change of ownership, as defined by IRC Section 382, through the date of this report.

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

The product and service revenue contracts entered into as of January 1, 2010 generally provide a one to two-year product warranty to customers from date of shipment.  We currently estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for future claims in the period the revenue is recognized. The Company carefully monitors the warranty work requested by its customers and management believes that its current warranty reserve appears adequate as of September 30, 2010. The Company’s product and service warranty as of September 30, 2010 is approximately $918,000 and is included in product warranty reserve in the unaudited condensed consolidated balance sheets.

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

On September 29, 2010, Aspen Technology, Inc. filed a complaint against Plug Power Inc. in the Suffolk County, Massachusetts Superior Court, alleging that the Company breached a software license and service agreement due to nonpayment.  The complaint seeks monetary damages of approximately $745,000, which is allegedly the remaining license fee payable by the Company under the agreement, plus attorneys' fees and interest.

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

A continued failure to comply with NASDAQ’s listing standards could result in the delisting of our common stock from the NASDAQ Capital Market and severely limit trading in our common stock.

         We have failed to comply with NASDAQ’s $1.00 minimum bid price requirement since June 7, 2010, when our common stock listing was transferred to the NASDAQ Capital Market from the NASDAQ Global Market. In order to maintain our listing, we have until December 6, 2010, to regain compliance with the minimum bid price requirement. If we have not regained compliance with the minimum bid price requirement by December 6, 2010, our common stock will be delisted, subject to our right to a hearing and, in the event of a favorable determination by NASDAQ, an additional period to regain compliance. There can be no assurance that our common stock will continue to remain listed on the NASDAQ Capital Market. If our common stock is delisted, the ability to trade in our common stock would be severely limited.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the three months ended September 30, 2010, we issued 255,448 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

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

PLUG POWER INC.

Date: November 9, 2010	By:	/s/ Andrew Marsh
Andrew Marsh
Chief Executive Officer

Date: November 9, 2010	By:	/s/ Gerald A. Anderson
Gerald A. Anderson
Chief Financial Officer