Form 10-Q
period 2011-03-31
PLUG POWER INC
filed 2011-05-13
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value of $.01 per share, outstanding as of May 9, 2011 was 132,923,836.

PLUG POWER INC.

PART 1.   FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
	Assets
Current assets:
Cash and cash equivalents	$13,001,997	$10,955,403
Available-for-sale securities	-	10,403,315
Accounts receivable, less allowance of $10,160 in 2011 and $10,160 in 2010	4,326,984	4,196,361
Inventory	9,717,080	10,539,116
Assets held for sale	1,000,000	1,000,000
Prepaid expenses and other current assets	1,233,181	1,584,466
Total current assets	29,279,242	38,678,661
Restricted cash	525,000	525,000
Property, plant and equipment, net	10,310,219	9,838,631
Investment in leased property, net	-	263,239
Intangible assets, net	9,459,469	9,871,394
Total assets	$49,573,930	$59,176,925

	Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,021,779	$3,560,048
Accrued expenses	3,965,200	4,336,229
Product warranty reserve	991,739	862,480
Current portion long term debt	-	9,956
Deferred revenue	3,965,560	4,349,749
Other current liabilities	1,125,360	1,901,372
Total current liabilities	12,069,638	15,019,834
Other liabilities	1,279,171	1,243,728
Total liabilities	13,348,809	16,263,562
Stockholders' equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
134,434,028 at March 31, 2011 and 133,699,235 at December 31, 2010	1,344,340	1,336,992
Additional paid-in capital	769,914,316	769,659,871
Accumulated other comprehensive income	1,088,562	965,868
Accumulated deficit	(734,573,058)	(727,329,858)
Less common stock in treasury:
1,649,355 shares at March 31, 2011 and 1,804,487 shares at December 31, 2010	(1,549,039)	(1,719,510)
Total stockholders' equity	36,225,121	42,913,363
Total liabilities and stockholders' equity	$49,573,930	$59,176,925

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Product and service revenue	$4,993,405	$3,163,177
Research and development contract revenue	785,224	1,207,974
Licensed technology revenue	163,125	-

Total revenue	5,941,754	4,371,151

Cost of product and service revenue	6,690,453	3,287,853
Cost of research and development contract revenue	1,337,080	1,881,514
Research and development expense	1,062,726	5,486,717
Selling, general and administrative expenses	3,561,598	3,857,717
Amortization of intangible assets	581,489	562,175

Operating loss	(7,291,592)	(10,704,825)
Interest and other income and net realized losses
from available-for-sale securities	33,898	342,039
Change in fair value of auction rate securities repurchase agreement	-	(665,919)
Net trading gain	-	665,919
Interest and other expense and foreign currency gain (loss)	14,494	(195,964)

Net loss	$(7,243,200)	$(10,558,750)

Loss per share:
Basic and diluted	$(0.05)	$(0.08)

Weighted average number of common shares
outstanding	132,250,954	130,440,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three months ended
	March 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(7,243,200)	$(10,558,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and investment in leased property	504,740	822,470
Amortization of intangible assets	581,489	562,175
Stock-based compensation	392,174	505,611
Provision for bad debts	-	92,560
Realized loss on available for sale securities	22,421	-
Net unrealized gains on trading securities	-	(665,919)
Change in fair value of auction rate debt securities repurchase agreement	-	665,919
Changes in assets and liabilities:
Accounts receivable	(129,923)	(684,145)
Inventory	1,075,822	(351,707)
Prepaid expenses and other current assets	351,209	663,666
Accounts payable, accrued expenses and other current liabilities	(2,385,856)	(1,221,865)
Deferred revenue	(384,189)	(833,530)
Net cash used in operating activities	(7,215,313)	(11,003,515)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(966,875)	(385,996)
Investment in leased property, net	-	(283,561)
Restricted cash	-	(56)
Proceeds from trading securities	-	8,250,001
Proceeds from maturities and sales of available-for-sale securities	10,399,396	25,927,949
Purchases of available-for-sale securities	-	(20,009,065)
Net cash provided by investing activities	9,432,521	13,499,272

Cash Flows From Financing Activities:
Purchase of treasury stock	(158,179)	(438,453)
Repayment of borrowings under line of credit	-	(8,250,000)
Principal payments on long-term debt	(9,956)	(103,211)
Net cash used in financing activities	(168,135)	(8,791,664)

Effect of exchange rate changes on cash	(2,479)	(15,892)
Increase (decrease) in cash and cash equivalents	2,046,594	(6,311,799)
Cash and cash equivalents, beginning of period	10,955,403	14,580,983
Cash and cash equivalents, end of period	$13,001,997	$8,269,184

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

Although the Company had a significant amount of available-for-sale securities, as described further below, as of December 31, 2010, neither the Company nor any of its subsidiaries was an “investment company” pursuant to the Investment Company Act of 1940, as amended.

 Liquidity

We have experienced recurring operating losses and we anticipate incurring substantial additional losses.  As of March 31, 2011, we had approximately $13.0 million of cash and cash equivalents to fund our future operations. We believe that our current cash, cash equivalents and cash generated from future sales will provide sufficient liquidity to fund operations into or through the first quarter of 2012. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions (including those specified in the May 2010 restructuring plan), which do not include any funding from external sources of financing. In the event that our operating expenses are higher than anticipated or the gross margins and shipments of our GenDrive products do not increase as we expect, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs. Such plans include; our ability to further reduce discretionary expenses, monetize our real estate assets through a sale-leaseback arrangement and obtain additional funding from licensing the use of our technologies. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, and continued development and expansion of our products. If our projections for significant order and shipment growth materialize, we believe we can obtain debt financing to fund the working capital needed to fulfill these orders and shipments. Our future liquidity and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the extent to which we can effectuate the May 2010 restructuring plan; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products  gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities.  As a result, we can provide no assurance that we will be able to fund our operations beyond 2011 without external financing. We continue to evaluate opportunities to raise additional capital to fund our business beyond 2011. Alternatives under consideration include equity or debt financings, strategic alliances or joint ventures. If we are unable to obtain additional capital prior to the end of 2011, we may not be able to sustain our future operations beyond the first quarter of 2012 and may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Given the difficult current economic environment, we believe that it could be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alliances or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. Similarly, if our common stock is delisted from the NASDAQ Capital Market, it may limit our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.

As of March 31, 2011, we had cash and cash equivalents of $13.0 million and working capital of $17.2 million.

2. Basis of Presentation

Principles of Consolidation: The accompanying unaudited condensed interim consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. It is the Company’s policy to reclassify prior period consolidated financial statements to conform to current period presentation.

Interim Financial Statements: The accompanying unaudited condensed interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with U.S. generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

 Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2010.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the Company’s December 31, 2010 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of March 31, 2011 and for the three months ending March 31, 2011 and 2010.

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

The following tables summarize the basis used to measure certain financial assets at fair value on a recurring basis in the condensed consolidated balance sheets:

Basis of Fair Value Measurements

Balance at December 31, 2010	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities – U.S. treasury securities	$10,403,315	$10,403,315	$—	$—

The following summarizes the valuation technique for assets measured and recorded at fair value:

Available-for-sale securities: For our level 1 securities, which represent U.S. treasury securities, fair value is based on quoted market prices.

4. Earnings Per Share

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

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Numerator:
Net loss	$(7,243,200)	$(10,558,750)
Denominator:
Weighted average number of common shares	132,250,954	130,440,572

The potential dilutive common shares are summarized as follows:

	At March 31,
	2011	2010
Stock options outstanding	4,425,849	5,985,990
Unvested restricted stock	4,093,257	8,611,878
Warrants (1)	571,429	571,429
Number of potential dilutive common shares	9,090,535	15,169,297

(1)	The warrants were granted to the shareholders of General Hydrogen as part of the acquisition of that company.

 5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets related to Plug Power Canada Inc. as of March 31, 2011 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Total
Acquired Technology	8 years	$15,900,000	$(8,326,954)	$1,375,975	$8,949,021
Customer Relationships	8 years	1,000,000	(489,552)	—	510,448
		$16,900,000	$(8,816,506)	$1,375,975	$9,459,469

 6. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2011 are as follows:

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in-Capital	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity	Total Comprehensive Loss
December 31, 2010	133,699,235	$1,336,992	$769,659,871	$965,868	1,804,487	$(1,719,510)	$(727,329,858)	$42,913,363

Net loss	-	-	-	-	-	-	(7,243,200)	(7,243,200)	(7,243,200)
Foreign currency translation gain	-	-	-	104,192	-	-	-	104,192	104,192
Unrealized gain on available-for-sale securities	-	-	-	18,502	-	-	-	18,502	18,502
Total comprehensive loss				-				-	$(7,120,506)
Stock based compensation	734,793	7,348	583,095	-	-	-	-	590,443
Issuance of treasury shares			(328,650)		(350,000)	328,650		-
Purchase of treasury shares	-	-	-	-	194,868	(158,179)	-	(158,179)
March 31, 2011	134,434,028	$1,344,340	$769,914,316	$1,088,562	1,649,355	$(1,549,039)	$(734,573,058)	$36,225,121

7. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Stock-based compensation accrual impact	$198,269	$777,810
Change in unrealized gain (loss) on available-for-sale securities	18,502	(50,331)
Cash paid for interest	-	183,582
Transfer of leased assets to inventory	263,239	-

8. Restructuring Charges

On May 25, 2010, the Company adopted a restructuring plan to focus and align the Company on its GenDrive business. As part of this plan, the Company has consolidated all operations to its Latham, New York headquarters. At March 31, 2011, $707,293 remains in accrued expenses on the condensed consolidated balance sheets.

 The accrued restructuring charges relating to the May 2010 restructuring are comprised of the following at March 31, 2011:

	Accrued restructuring charges at January 1, 2011	Adjustments to, additional accrued restructuring charges or non-cash charges	Cash payments	Accrued restructuring charges at March 31, 2011
Personnel Related	$-	$25,290	$(25,290)	$-
Net Lease Obligations	687,696	19,597	-	707,293
Total	$687,696	$44,887	$(25,290)	$707,293

During 2008, the Company adopted two restructuring plans to focus the Company on becoming a market and sales driven organization, to drive revenue growth, improve organizational efficiency and to position the Company for long-term profitability. As part of the plans, the Company implemented reductions in workforce, terminated purchase commitments, charged off inventory related to lapsed product lines, cut back discretionary spending, and deferred non strategic projects. At March 31, 2011, $596,074 remains in accrued expenses on the condensed consolidated balance sheets.

The accrued restructuring charges relating to the two 2008 restructurings are comprised of the following at March 31, 2011:

	Accrued restructuring charges at January 1, 2011	Adjustments to, additional accrued restructuring charges or non-cash charges	Cash payments	Accrued restructuring charges at March 31, 2011
Contract Cancellation	$547,356	$-	$(24,857)	$522,499
Net Lease Obligations	157,516	-	(83,941)	73,575
Total	$704,872	$-	$(108,798)	$596,074

9. Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement

In December 2008, the Company entered into a Credit Line Agreement with a third-party lender with a maximum availability of $62.9 million.  The Company’s auction rate debt securities included in trading securities were pledged as collateral for the Credit Line Agreement. As of December 31, 2008, the Company had drawn down $62.9 million on this line of credit. During the three months ended March 31, 2010, approximately $8.3 million of auction rate debt securities were sold by the third-party lender holding the collateral which resulted in a corresponding reduction in amounts outstanding under the Credit Line Agreement. The Credit Line Agreement had interest at a variable rate equal to the average rate of interest earned by the Company on the auction rate debt securities pledged as collateral for the Credit Line Agreement. Interest expense on the advances on the Credit Line Agreement was approximately $157,000 for the three months ended March 31, 2010.

The advances on the Credit Line Agreement were repayable on demand by the third-party lender. If the third-party lender had exercised its right to demand repayment of the advances under the Credit Line Agreement prior to June 30, 2010 (the date upon which the Company could first exercise its rights under the Repurchase Agreement discussed below), the third-party lender was required to arrange alternative financing on terms substantially the same as the Credit Line Agreement or the third party lender must repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement at their par value.

In December 2008, the Company also entered into a Repurchase Agreement with the third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement.  The Company elected to record this item at its fair value in accordance with ASC No. 825-10-25 to allow consistent treatment of this repurchase agreement and the underlying collateral.  At March 31, 2010, the fair value of this item was approximately $5.3 million and was recorded as an asset on the condensed consolidated balance sheets. The change in the fair value of the Repurchase Agreement for the three months ended March 31, 2010 was approximately $666,000 and is recorded as a realized loss on the condensed consolidated statements of operations.

Effective July 1, 2010, all auction rate debt securities were repurchased at par by the third-party lender holding the collateral under the Repurchase Agreement which resulted in a corresponding reduction in amounts outstanding and the extinguishment of the Credit Line Agreement.

 10. Debt and Lease Arrangement

In March 2009, the Company signed a $1.7 million promissory note issued by Key Equipment Finance Inc. (Key Equipment) for the purpose of financing GenDrive products leased to Central Grocers, beginning on April 1, 2009. Monthly installments of $32,900 were due through March 2014 and the note was subject to interest at a fixed rate of 7.23% per annum on a 360-day year. The Company was initially required to pledge $1.8 million in cash to collateralize the debt, which was to decrease over time in accordance with decreases in the outstanding balance of the debt. This note was also secured by the equipment that was leased to Central Grocers as described in the Master Security Agreement and Collateral Schedule No. 01 dated as of March 20, 2009, together known as the Master Security Agreement.

On April 1, 2009, the Company began leasing the GenDrive products to Central Grocers. The terms of the arrangement were 60 monthly installments of $32,900. Upon expiration of the 60 months (initial term of the lease), Central Grocers had the option to renew the lease for an additional five years at mutually agreed upon pricing, to purchase all equipment for a purchase price equal to the then fair market value thereof, or to return the equipment to the Company. The Company shall provide maintenance in accordance with the lease agreement.

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

During 2010, the Company entered into the second phase of leased assets with Central Grocers. The terms of the arrangement were 60 monthly installments of $24,640. Upon expiration of the 60 months (initial term of the lease), Central Grocers had the option to renew the lease for an additional five years at mutually agreed upon pricing, to purchase all equipment for a purchase price equal to the then fair market value thereof, or to return the equipment to the Company. The Company shall provide maintenance in accordance with the lease agreement.

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

In October 2009, the Company entered into a 15 month financing arrangement for an electrolyzer.  The outstanding balance of the debt as of December 31, 2010 was approximately $10,000 and was recorded as current portion of long term debt in the condensed consolidated balance sheets.

11. Available-For-Sale Securities

The amortized cost and fair value of the Company’s available-for-sale securities as of December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Securities	$10,421,817	$-	$18,502	$10,403,315

Included in the above table are two securities where the current fair value is less than the related amortized cost at December 31, 2010. These unrealized losses do not reflect any deterioration of the credit worthiness of the issuers of the securities. All securities are of investment grade. The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities and changes in market spreads as a result of shifts in supply and demand. The contractual maturities of available-for-sale securities were in the quarter ended March 31, 2011 for balances as of December 31, 2010.

The Company recognized gross gains, gross losses and proceeds on available-for-sale securities for each of the three months ended March 31 as follows:

	2011	2010
Proceeds on Sales	$-	$4,998,926
Proceeds on Maturities	$10,399,396	$20,929,023
Gross Realized Gains	$-	$-
Gross Realized Losses	$22,421	$-

 13. Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the provision of ASC 825-10-65, Financial Instruments, which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

 The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

 Cash and cash equivalents, accounts receivable, accrued interest receivable and payable: The carrying amounts reported in the condensed consolidated balance sheets approximate fair value because of the short maturities of these instruments.

13. Multiple-Deliverable Revenue Arrangements

The Company enters into multiple-deliverable revenue arrangements that may contain a combination of fuel cell systems or equipment, installation, service, maintenance, fueling and other support services. The delivered item, equipment, does have value to the customer on a standalone basis and could be separately sold by another vendor.  In addition, the Company does not include a right of return on its products. Total revenue recognized under multiple-deliverable revenue arrangements in the three months ended March 31, 2011 and 2010 was approximately 76.3% and 57.0% of total product and service revenue, respectively. The majority of the Company’s multiple-deliverable revenue arrangements ship complete within the same quarter.

 Under the guidance of the FASB ASU No. 2009-13, in an arrangement with multiple-deliverables, the delivered items will be considered a separate unit of accounting if the following criteria are met:

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

The Company allocates arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company determines selling price using vendor-specific objective evidence (VSOE), if it exists, otherwise third-party evidence (TPE). If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses estimated selling price (ESP).

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

14. Licensing Agreement

On October 26, 2010, the Company licensed the intellectual property relating to its stationary power products, GenCore and GenSys, to IdaTech plc on a non-exclusive basis.  Plug Power maintains ownership of, and the right to use, the patents and other intellectual property licensed to IdaTech.  As part of the transaction, Plug Power also sold inventory, equipment and certain other assets related to its stationary power business.  Total consideration for the licensing and assets was $5 million and was received during October 2010. The consideration is subject to reduction by a maximum of $1 million in the event that the Company does not deliver certain of the assets sold. As of March 31, 2011 and December 31, 2010, $1.0 million is included in assets held for sale and $1.0 million is included in other current liabilities in the condensed consolidated balance sheets, respectively until all assets have been sold. Upon the sale of assets, the $1.0 million of consideration will be released.

15. Income Taxes

Under Internal Revenue Code (IRC) Section 382, the use of net operating loss carryforwards and other tax credit carryforwards may be limited if a change in ownership of a company occurs. If it is determined that due to transactions involving the Company’s shares owned by its 5 percent shareholders a change of ownership has occurred under the provisions of IRC Section 382, the Company's net operating loss and tax credit carryforwards could be subject to significant IRC Section 382 limitations.

At December 31, 2010, the Company had approximately $573.4 million in Federal and state net operating loss carryforwards and $15.5 million in Federal research and experimentation tax credit carryforwards (of which $5.7 million represents an uncertain tax position), which resulted in $217.9 million and $9.8 million, respectively, in gross deferred tax assets that are recorded on the Company’s balance sheet at December 31, 2010. These gross deferred tax assets are offset by a full valuation allowance, resulting in net deferred tax assets of zero. During the first quarter of 2011, as a result of certain equity transactions by 5 percent shareholders, the Company is continuing to evaluate and determine if an ownership change occurred for IRC Section 382 purposes. If an ownership change occurred in the first quarter, an IRC Section 382 limitation could result in as much as approximately $490 million of the Company's Federal and state net operating loss carryforwards expiring prior to utilization, which would result in the Company’s gross deferred tax asset and related valuation allowance decreasing by approximately $186 million. Additionally, if an ownership change occurred during the first quarter, an IRC Section 382 limitation could result in as much as approximately $15 million of Federal research and experimentation tax credit carryforwards expiring prior to utilization, which would result in the Company's gross deferred tax asset and related valuation allowance decreasing by as much as approximately $10 million. These decreases would have no impact on the Company’s financial position, results of operations, or cash flows. However, these potential future tax benefits would no longer be available to the Company. The Company is in the process of completing a formal Section 382 study to determine if an ownership change has occurred and expects to complete that study during the quarter ended June 30, 2011.

16. Subsequent Events

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the financial statements and has noted no subsequent events requiring recognition or disclosure.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2010. In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability, the risk that the additional capital we expect we will need to raise to fund our operations beyond the first quarter of 2012 may not be available; our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and  large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue, in whole or in part; the risk that pending orders may not convert to purchase orders, in whole or in part; the risk that our continued failure to comply with NASDAQ’s listing standards may severely limit our ability to raise additional capital; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; the ability to achieve the forecasted gross margin on the sale of our products; the actual net cash used for operating expenses may exceed the projected net cash for operating expenses; the cost and availability of fuel and fueling infrastructures for our products; market acceptance of our GenDrive systems; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully expand our product lines; our ability to improve system reliability for our GenDrive systems; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; and other risks and uncertainties discussed, but are not limited to, those set forth in Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed on March 31, 2011 as  updated by Part II, Item 1A of this Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

We have successfully introduced new GenDrive product offerings to augment our product suite and allow full site conversions. We have sold, on commercial terms, product offerings to target customers including Walmart, FedEx Freight, Coca-Cola Bottling Co., Sysco Foods and Central Grocers. Our sales to Central Grocers and Sysco Foods involve “greenfield” conversion sites.  Greenfield sites offer the potential for the greatest financial benefits to our customers by eliminating the need for customers to make capital investments in batteries and the associated chargers, storage and changing systems.

 In the first quarter of 2011, we received orders for 555 GenDrive units. Our backlog of 938 orders as of March 31, 2011 represents approximately $19 million in potential future revenue and we expect roughly 65 percent of these orders to ship throughout the remainder of 2011. With this increase in orders, and expected engineering improvements that utilize common components across product lines, we expect to drive down material costs by 30 to 40 percent. Implementation is currently underway and we expect these improvements to begin to impact our financial results by the end of 2011. We have experienced and continue to experience negative cash flows from operations and we expect to continue to incur net losses in the foreseeable future. Accordingly, in 2010, we restructured and consolidated our operations to focus on the GenDrive business. This restructuring is expected to decrease our operating expenses by $12 to $15 million annually starting in 2011.

As of March 31, 2011, we had approximately $13.0 million of cash and cash equivalents to fund our future operations. We believe that our current cash, cash equivalents and cash generated from future sales will provide sufficient liquidity to fund operations into or through the first quarter of 2012. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions (including those specified in the May 2010 restructuring plan described below), which do not include any funding from external sources of financing. Our future liquidity and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the extent to which we can effectuate the May 2010 restructuring plan; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products  gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities.

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

Recent Developments

Governance Agreement.  On May 6, 2011, the Company entered into a Standstill and Support Agreement (the “Governance Agreement”) with OJSC “INTER RAO UES,” (“INTER RAO”), and OJSC “Third Generation Company of the Wholesale Electricity Market,” (“OGK-3”). OGK-3 directly holds approximately 33.59% of the Company’s outstanding shares of common stock and is a majority-owned subsidiary of INTER RAO. The Governance Agreement provides for certain voting support arrangements, director designation rights and standstill arrangements.

Amendment to Shareholder Rights Agreement. On May 6, 2011, contemporaneously with the execution of the Governance Agreement, the Company entered into an Amendment (the “Amendment”) to the Shareholder Rights Agreement, dated as of June 23, 2009, between the Company and American Stock Transfer & Trust Company LLC, as rights agent (the “Rights Agreement”). The terms of the Amendment amend the Rights Agreement to provide that, generally, any deemed ownership of the Company’s common stock by INTER RAO and its affiliates or associates will not cause the Preferred Stock Purchase Rights to become exercisable under the Rights Agreement unless INTER RAO or such affiliates or associates acquire beneficial ownership of shares representing more than 34.09% of the total outstanding shares of common stock.

Customer Growth. On April 5, 2011, the Company announced that WinCo Foods LLC will use 184 GenDrive® fuel cell units to power its electric lift truck fleet at its 800,000 sq. ft. grocery distribution center in Modesto, CA. This transaction with WinCo Foods marks Plug Power’s first large grocery installation in California. At the same time, the GenDrive units being developed for WinCo’s European-style moving mast lift trucks will offer Plug Power a segue into the European material handling industry with a reliable product. The material handling industry in Europe is approximately a $5.7B USD market and provides an opportunity for expansion for Plug Power.

Results of Operations

Product and service revenue. Effective April 1, 2010, the Company adopted ASU No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements retroactive to January 1, 2010. ASU No. 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. As a result of implementing ASU No. 2009-13, we recognized approximately $3.8 million and $1.8 million of revenue during the three months ended March 31, 2011 and 2010, respectively, that would have been deferred under the Company’s previous guidance for multiple-deliverable revenue arrangements. The Company anticipates that the effect of the adoption of this guidance on subsequent periods will be primarily based on the arrangements entered into and the timing of shipment of deliverables. See Note 14, Multiple-Deliverable Revenue Arrangements of the Condensed Consolidated Financial Statements, Part I, Item 1 of this Form 10-Q for further discussion of our multiple-deliverable revenue arrangements.

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

Product and service revenue for the three months ended March 31, 2011 increased $1.8 million, or 57.9%, to $5.0 million from $3.2 million for the three months ended March 31, 2010. The increase is primarily related to an increase in current period system shipments partially offset by a decrease in revenue from prior period system shipments that have now been fully accreted into income. A portion of product and service revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or delivered or after services are rendered.  This portion of product and service revenue is approximately $708,000 and $433,000, respectively for the three months ended March 31, 2011 and 2010.

In the product and service revenue category, during the three months ended March 31, 2011, we shipped 144 fuel cell systems as compared to 104 fuel cell systems (94 were related to sales to end customers and 10 were delivered to Central Grocers under a lease arrangement whereby Plug Power retained title and ownership of the equipment until it subsequently sold the leases) shipped during the three months ended March 31, 2010. In the three months ended March 31, 2011, we recognized approximately $4.5 million of revenue for products shipped or delivered or services rendered in the three months ended March 31, 2011, as compared to approximately $2.3 million of revenue recognized in the three months ended March 31, 2010 for products shipped or delivered or services rendered in that quarter. Additionally, in the three months ended March 31, 2011, we recognized approximately $474,000 of product and services revenue from fuel cell shipments made prior to 2011, whereas in the three months ended March 31, 2010, we recognized approximately $833,000 of product and service revenue from fuel cell shipments made prior to 2010.

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

Research and development contract revenue for the three months ended March 31, 2011 decreased approximately $423,000, or 35.0%, to $785,000 from $1.2 million for the three months ended March 31, 2010. The decrease is primarily related to having fewer active contracts in 2011.

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

Cost of product and service revenue for the three months ended March 31, 2011 increased approximately $3.4 million, or 103.5%, to $6.7 million from $3.3 million for the three months ended March 31, 2010. The increase is primarily related to increased product and service fuel cell system shipments to end customers. There were 144 fuel cell system shipments for the three months ended March 31, 2011 as compared to 104 for the three months ended March 31, 2010. There were 0 and 10 fuel cell system shipments being accounted for under a lease arrangement during the three months ended March 31, 2011 and 2010, respectively. The cost of leased units is recorded on the unaudited condensed consolidated balance sheets as investment in leased property. The increase also includes additional costs charged to cost of product and service revenue as a result of the restructuring of the Company to focus on commercial production of our product. Accordingly, some of these costs were included in research and development expense prior to this quarter, due to the Company’s focus on research and development at that time.

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

Cost of research and development contract revenue for the three months ended March 31, 2011 decreased approximately $544,000, or 28.9%, to $1.3 million from $1.9 million for the three months ended March 31, 2010. This decrease is primarily related to having fewer active contracts in 2010.

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

Research and development expense for the three months ended March 31, 2011 decreased approximately $4.4 million, or 80.6%, to $1.1 million from $5.5 million for the three months ended March 31, 2010. This decrease was primarily a result of the corporate restructuring plan announced in May 2010 to focus and align the Company on its GenDrive business as well as the wind-down of our operations in Plug Power Energy India Private Limited and Plug Power Canada Inc. The decrease was also coupled with our allocation of overhead costs charged to cost of product and service revenue as a result of increased sales and a focus on commercial production of our product. Accordingly, some of these costs were included in research and development expense in the prior year comparable quarter, due to the Company’s focus on research and development at that time.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2011 decreased approximately $296,000, or 7.7%, to $3.6 million from $3.9 million for the three months ended March 31, 2010. This decrease was primarily the result of the corporate restructuring plan announced in May 2010 to focus and align the Company on its GenDrive business as well as the wind-down of our operations in Plug Power Energy India Private Limited and Plug Power Canada Inc. The decrease was partially offset by increased professional fees.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets from Plug Power Canada Inc., including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets increased to approximately $581,000 for the three months ended March 31, 2011, compared to approximately $562,000 for the three months ended March 31, 2010. The increase is related to foreign currency fluctuations.

Interest and other income and net realized losses from available-for-sale securities. Interest and other income and net realized losses from available-for-sale securities consists primarily of interest earned on our cash, cash equivalents, available-for-sale securities, trading securities and other income.

Interest and other income and net realized losses from available-for-sale securities for the three months ended March 31, 2011 decreased approximately $308,000, or 90.1%, to $34,000 from $342,000 for the three months ended March 31, 2010. This decrease is primarily related to lower cash balances coupled with lower yields on our investments due to a declining interest rate environment and decreased rental income received from our Latham facility.   Interest income on trading securities and available-for-sale securities for the three months ended March 31, 2011 was approximately $0 and $5,000, respectively. Interest income on trading securities and available-for-sale securities for the three months ended March 31, 2010 was approximately $177,000 and $77,000, respectively.

Gain on auction rate debt securities repurchase agreement. In December 2008, the Company entered into a Repurchase Agreement with the third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for a Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012. As a result of the Repurchase Agreement entered into with a third party lender in December 2008, the Company reclassified the auction rate debt securities from available-for-sale securities to trading securities. The Company elected to record this item at its fair value in accordance with FASB ASC No. 825-10-25, Fair Value Option. The third-party lender repurchased the securities on July 1, 2010 in accordance with the Repurchase Agreement. The corresponding Credit Line Agreement was paid in full on July 1, 2010 in conjunction with the repurchase of the auction rate debt securities. The change in fair value of approximately $666,000 for the three months ended March 31, 2010 was recorded as a loss in the condensed consolidated statements of operations which is offset by the change in fair value of the auction rate debt securities held as collateral of approximately $666,000 that is recorded as a gain in the condensed consolidated statements of operations for the three months ended March 31, 2010.

Interest and other expense and foreign currency gain (loss). Interest and other expense and foreign currency gain (loss) consists of interest on repayable government assistance amounts related to the activities of Cellex and General Hydrogen, interest related to the Credit Line Agreement and long term debt, and foreign currency exchange gain (loss).

Interest and other expense and foreign currency gain (loss) for the three months ended March 31, 2011 and 2010 was approximately $14,000 and ($196,000), respectively. Interest expense related to the Credit Line Agreement was approximately $0 and $157,000, respectively, for the three months ended March 31, 2011 and 2010.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

Liquidity and Capital Resources

We have experienced recurring operating losses and as of March 31, 2011, we had an accumulated deficit of approximately $734.6 million. Substantially all of our losses resulted from costs incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations. To date, we have funded our operations primarily through private and public offerings of our common and preferred stock, our line of credit and maturities and sales of our available-for-sale securities. We anticipate incurring substantial additional losses and may never achieve profitability. Our May 2010 restructuring plan, which involves focusing on our GenDrive business and consolidating our operations into our Latham, New York facility, is expected to reduce these losses going forward. We anticipate that the restructuring will reduce our annual operating expenses by approximately $12 to $15 million annually starting in 2011.

As of March 31, 2011, we had approximately $13.0 million of cash and cash equivalents to fund our future operations. We believe that our current cash, cash equivalents and cash generated from future sales will provide sufficient liquidity to fund operations into or through the first quarter of 2012. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions (including those specified in the May 2010 restructuring plan), which do not include any funding from external sources of financing. In the event that our operating expenses are higher than anticipated or the gross margins and shipments of our GenDrive products do not increase as we expect, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs. Such plans include; our ability to further reduce discretionary expenses, monetize our real estate assets through a sale-leaseback arrangement and obtain additional funding from licensing the use of our technologies. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, and continued development and expansion of our products. If our projections for significant order and shipment growth materialize, we believe we can obtain debt financing to fund the working capital needed to fulfill these orders and shipments.  Our future liquidity and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the extent to which we can effectuate the May 2010 restructuring plan; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products  gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. As a result, we can provide no assurance that we will be able to fund our operations beyond 2011 without external financing. We continue to evaluate opportunities to raise additional capital to fund our business beyond 2011. Alternatives under consideration include equity or debt financings, strategic alliances or joint ventures. If we are unable to obtain additional capital prior to the end of 2011, we may not be able to sustain our future operations beyond the first quarter of 2012 and may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Given the difficult current economic environment, we believe that it could be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alliances or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. Similarly, if our common stock is delisted from the NASDAQ Capital Market, it may limit our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.

Several key indicators of liquidity are summarized in the following table:

(in thousands)	Three months ended or at March 31, 2011	Three months ended or at March 31, 2010	Year ended or at December 31, 2010
Cash and cash equivalents at end of period	$13,002	$8,269	$10,955
Available-for-sale securities at end of period	-	41,991	10,403
Trading securities – auction rate debt securities at end of period	-	45,813	-
Borrowings under line of credit at end of period	-	51,125	-
Working capital at end of period	17,210	49,224	23,659
Net loss	7,243	12,183	46,959
Net cash used in operating activities	7,215	11,004	40,770
Purchase of property, plant and equipment	967	386	1,100

Effective July 1, 2010, all auction rate debt securities were repurchased at par by the third-party lender holding the collateral under the Repurchase Agreement which resulted in a corresponding reduction in amounts outstanding and the extinguishment of the Credit Line Agreement (See Note 10, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement).

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. As of March 31, 2011, we had cash and cash equivalents of $13.0 million and working capital of $17.2 million.

During the three months ended March 31, 2011, cash used for operating activities was $7.2 million, consisting primarily of a net loss of $7.2 million offset, in part, by non-cash expenses in the amount of $1.5 million, including $1.1 million for amortization and depreciation and $392,000 for stock based compensation. Cash provided by investing activities for the three months ended March 31, 2011 was $9.4 million, consisting primarily of $10.4 million of maturities (net of purchases) of available-for-sale securities offset by $967,000 used to purchase property, plant and equipment. Cash used for financing activities for the three months ended March 31, 2011 was approximately $168,000 consisting of $158,000 for the purchase of treasury stock and $10,000 in principal payments on long-term debt.

Income Taxes

Under Internal Revenue Code (IRC) Section 382, the use of net operating loss carryforwards and other tax credit carryforwards may be limited if a change in ownership of a company occurs. If it is determined that due to transactions involving the Company’s shares owned by its 5 percent shareholders a change of ownership has occurred under the provisions of IRC Section 382, the Company's net operating loss and tax credit carryforwards could be subject to significant IRC Section 382 limitations.

At December 31, 2010, the Company had approximately $573.4 million in Federal and state net operating loss carryforwards and $15.5 million in Federal research and experimentation tax credit carryforwards (of which $5.7 million represents an uncertain tax position), which resulted in $217.9 million and $9.8 million, respectively, in gross deferred tax assets that are recorded on the Company’s balance sheet at December 31, 2010. These gross deferred tax assets are offset by a full valuation allowance, resulting in net deferred tax assets of zero. During the first quarter of 2011, as a result of certain equity transactions by 5 percent shareholders, the Company is continuing to evaluate and determine if an ownership change occurred for IRC Section 382 purposes. If an ownership change occurred in the first quarter, an IRC Section 382 limitation could result in as much as approximately $490 million of the Company's Federal and state net operating loss carryforwards expiring prior to utilization, which would result in the Company’s gross deferred tax asset and related valuation allowance decreasing by approximately $186 million. Additionally, if an ownership change occurred during the first quarter, an IRC Section 382 limitation could result in as much as approximately $15 million of Federal research and experimentation tax credit carryforwards expiring prior to utilization, which would result in the Company's gross deferred tax asset and related valuation allowance decreasing by as much as approximately $10 million. These decreases would have no impact on the Company’s financial position, results of operations, or cash flows. However, these potential future tax benefits would no longer be available to the Company. The Company is in the process of completing a formal Section 382 study to determine if an ownership change has occurred and expects to complete that study during the quarter ended June 30, 2011.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes or modifications to the policies since December 31, 2010.

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

As of December 31, 2010, all of the Company’s operations have been relocated to the United States. A portion of the Company’s total financial performance was attributable to residual operations from Canada and India. Our exposure to changes in foreign currency rates primarily arises from short-term inter-company transactions with our previous Canadian and Indian subsidiaries and from client receivables in different currencies.  Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations, particularly between the U.S. dollar, the Canadian dollar and the Indian Rupee. As exchange rates vary, the Company’s results can be materially affected.

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

We are aware that a complaint was filed by Alpha Equities Ltd. on May 6, 2011 in the Supreme Court of British Columbia against Plug Power Inc. and Plug Power Canada Inc. alleging breach of contract related to Plug Power Canada Inc.’s lease of premises in Richmond, British Columbia.  The plaintiff is seeking damages relating to the restoration of the premises and unpaid rent. We have not yet been served with the complaint, but we intend to vigorously defend this action.

Item 1A - Risk Factors

Part II, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission, filed on March 31, 2011, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except as set forth below, or to the extent additional information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K.  However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

We may effect a reverse stock split, which may cause the liquidity of our common stock and market capitalization to be materially adversely affected.

At our 2011 Annual Meeting of Shareholders held on May 12, 2011, our shareholders approved an amendment to our certificate of incorporation which authorizes our Board of Directors to effect a reverse stock split of our issued and outstanding common stock at a ratio to be determined by our Board of Directors, in the range of 1:4 to 1:20, inclusive, without further approval of our shareholders, upon a determination by the Board of Directors or a committee that such a reverse stock split is in the best interests of our company. The Board of Directors may determine to effect a reverse stock split to, among other things, increase our stock price to a level that will enable our common stock to continue to qualify for listing on the NASDAQ Capital Market.

A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in our overall market capitalization. If the per-share market price does not increase proportionately as a result of the reverse split, then the value of our company as measured by our market capitalization will be reduced, perhaps significantly. In addition, because the reverse split will significantly reduce the number of shares of our common stock that are outstanding, the liquidity of our common stock could be materially and adversely affected and it may be more difficult to purchase or sell shares of our common stock.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the three months ended March 31, 2011, we issued 157,752 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

On March 30, 2011, we issued 350,000 shares of our common stock to Seven Hills Partners LLC as consideration for the termination of an engagement letter for financial advisory services. The shares were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act, as amended.

(b)  Not applicable.

(c)  None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Removed and Reserved

None.

Item 5 – Other Information

(a)  None.

(b)  None.

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.2	Third Amended and Restated By-laws of Plug Power Inc. (3)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (2)

4.1	Amendment No. 1 To Shareholder Rights Agreement. (4)

10.1	Standstill And Support Agreement (4)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.

(2)	Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 24, 2009.

(3)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.

(4)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 6, 2011.

(5)	Furnished herewith

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 13, 2011	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2011	By:	/s/ Gerald A. Anderson
Gerald A. Anderson
Chief Financial Officer (Principal Financial Officer)