Form 10-Q
period 2011-09-30
PLUG POWER INC
filed 2011-11-09
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

The number of shares of common stock, par value of $.01 per share, outstanding as of November 7, 2011 was 22,736,504.

PLUG POWER INC.

PART 1.   FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

 Plug Power Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$22,802,185	$10,955,403
Available-for-sale securities	-	10,403,315
Accounts receivable, less allowance of $0 in 2011 and $10,160 in 2010	5,223,999	4,196,361
Inventory	6,569,604	10,539,116
Assets held for sale	-	1,000,000
Prepaid expenses and other current assets	1,764,232	1,584,466
Total current assets	36,360,020	38,678,661
Restricted cash	-	525,000
Property, plant and equipment, net	8,970,279	9,838,631
Investment in leased property, net	-	263,239
Intangible assets, net	7,981,952	9,871,394
Total assets	$53,312,251	$59,176,925

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,459,819	$3,560,048
Accrued expenses	3,808,898	4,336,229
Product warranty reserve	1,594,716	862,480
Current portion long term debt	-	9,956
Deferred revenue	3,893,454	4,349,749
Other current liabilities	60,077	1,901,372
Total current liabilities	11,816,964	15,019,834
Common stock warrant liability	4,563,356	-
Other liabilities	1,204,306	1,243,728
Total liabilities	17,584,626	16,263,562
Stockholders' equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
22,867,647 at September 30, 2011 and 13,369,924 at December 31, 2010	228,679	1,336,992
Additional paid-in capital	783,757,403	769,659,871
Accumulated other comprehensive income	910,197	965,868
Accumulated deficit	(747,616,272)	(727,329,858)
Less common stock in treasury:
165,906 shares at September 30, 2011 and 180,449 shares at December 31, 2010	(1,552,382)	(1,719,510)
Total stockholders' equity	35,727,625	42,913,363
Total liabilities and stockholders' equity	$53,312,251	$59,176,925

Note - Share and per share information for the prior periods has been retroactively adjusted to reflect the May 19, 2011 one-for-ten reverse stock split of the Company’s common stock.

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Product and service revenue	$4,312,885	$4,795,534	$11,927,135	$10,284,480
Research and development contract revenue	994,244	957,270	3,342,187	2,943,261
Licensed technology revenue	163,125	-	489,375	-

Total revenue	5,470,254	5,752,804	15,758,697	13,227,741

Cost of product and service revenue	7,565,994	7,344,444	19,187,617	15,174,670
Cost of research and development contract revenue	1,695,171	1,729,962	5,505,767	5,290,848
Research and development expense	1,478,847	2,085,622	3,647,821	11,954,153
Selling, general and administrative expenses	3,606,505	3,430,197	11,051,020	17,828,728
Gain on sale of leased assets	(673,358)	-	(673,358)	-
Amortization of intangible assets	584,606	562,785	1,754,568	1,691,840

Operating loss	(8,787,511)	(9,400,206)	(24,714,738)	(38,712,498)
Interest and other income and net realized losses
from available-for-sale securities	99,740	141,930	220,862	752,591
Change in fair value of common stock warrant liability	2,414,267	-	4,204,787	-
Change in fair value of auction rate securities repurchase agreement	-	(2,842,790)	-	(5,977,822)
Net trading gain	-	2,842,790	-	5,977,822
Interest and other expense and foreign currency gain (loss)	(17,042)	(33,289)	2,675	(406,363)

Net loss	$(6,290,546)	$(9,291,565)	$(20,286,414)	$(38,366,270)

Loss per share:
Basic and diluted	$(0.28)	$(0.71)	$(1.16)	$(2.93)

Weighted average number of common shares
outstanding	22,676,114	13,150,113	17,441,767	13,103,837

Note - Share and per share information for the prior periods has been retroactively adjusted to reflect the May 19, 2011 one-for-ten reverse stock split of the Company’s common stock.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(20,286,414)	$(38,366,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and investment in leased property	1,600,143	2,342,918
Amortization of intangible assets	1,754,568	1,691,840
Stock-based compensation	1,602,097	1,334,515
Loss on disposal of property, plant and equipment	308,902	99,088
Gain on sale of leased assets	(673,358)	-
Provision for bad debts	-	10,160
Realized loss on available for sale securities	22,421	-
Net unrealized gains on trading securities	-	(5,977,822)
Change in fair value of auction rate debt securities repurchase agreement	-	5,977,822
Change in fair value of common stock warrant liability	(4,204,787)	-
Changes in assets and liabilities:
Accounts receivable	(1,028,099)	(2,332,416)
Inventory	5,303,221	(4,496,279)
Prepaid expenses and other current assets	(180,390)	1,843,448
Accounts payable, accrued expenses and other liabilities	(2,914,462)	(620,695)
Deferred revenue	(456,295)	(969,014)
Net cash used in operating activities	(19,152,453)	(39,462,705)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,156,163)	(1,197,463)
Investment in leased property, net	-	(283,560)
Restricted cash	525,000	(442)
Proceeds from disposal of property, plant and equipment	45,000	44,500
Proceeds from sale of leased assets	673,358	-
Proceeds from trading securities	-	59,375,001
Proceeds from maturities and sales of available-for-sale securities	10,399,396	70,365,905
Purchases of available-for-sale securities	-	(32,910,791)
Net cash provided by investing activities	10,486,591	95,393,150

Cash Flows From Financing Activities:
Purchase of treasury stock	(158,492)	(441,506)
Proceeds from issuance of common stock and warrants	22,583,877	-
Stock issuance costs	(1,891,378)	-
Repayment of borrowings under line of credit	-	(59,375,000)
Principal payments on long-term debt	(9,956)	(313,648)
Net cash provided by (used in) financing activities	20,524,051	(60,130,154)

Effect of exchange rate changes on cash	(11,407)	(56,744)
Increase (decrease) in cash and cash equivalents	11,846,782	(4,256,453)
Cash and cash equivalents, beginning of period	10,955,403	14,580,983
Cash and cash equivalents, end of period	$22,802,185	$10,324,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Nature of Operations

Description of Business

Plug Power Inc., or the Company, is a leading provider of alternative energy technology and is involved in the design, development, commercialization and manufacture of fuel cell systems for the industrial off-road (forklift or material handling) market. Plug Power has also provided product development for the back-up and stationary power markets worldwide. Effective April 1, 2010, the Company was no longer considered a development stage enterprise because its principal operations began to provide more than insignificant revenues as the Company received orders from repeat customers, increased its customer base and had a significant backlog. Prior to April 1, 2010, the Company was considered a development stage enterprise because substantially all of its resources and efforts were aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability, and the establishment, expansion and stability of markets for our products.

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

 Liquidity

We have experienced recurring operating losses and we anticipate incurring substantial additional losses.  Including the receipt of $20.7 million in net proceeds from the capital raise completed in the quarter ended September 30, 2011, we had approximately $22.8 million of cash and cash equivalents at September 30, 2011 to fund our future operations. Additionally, on August 9, 2011, we entered into a revolving credit facility arrangement with Silicon Valley Bank (SVB) providing availability to an additional $7 million to support working capital needs (See Note 18, Loan and Security Agreement, of the condensed consolidated financial statements). We believe that our current cash, cash equivalents and cash generated from future sales, in conjunction with the availability of the credit facility, will provide sufficient liquidity to fund operations through the end of 2012. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions (including those specified in the May 2010 restructuring plan). In the event that our operating expenses are higher than anticipated or the gross margins and shipments of our GenDrive products do not increase as we expect, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs. Such plans include: our ability to further reduce discretionary expenses, monetize our real estate assets through a sale-leaseback arrangement and obtain additional funding from licensing the use of our technologies. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. As a result, we can provide no assurance that we will be able to fund our operations beyond 2012 without additional external financing. If additional funding is required beyond 2012, alternatives the Company would consider include equity or debt financings, strategic alliances or joint ventures. Under such conditions, if we are unable to obtain additional capital prior to the end of 2012, we may not be able to sustain our future operations into 2013 and may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Given the difficult current economic environment, we believe that it could be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alliances or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us. As of September 30, 2011, we had cash and cash equivalents of $22.8 million and working capital of $24.5 million.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the Company’s December 31, 2010 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ending September 30, 2011 and 2010.

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

Significant Accounting Policies:

Warrant accounting

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging – Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. In compliance with applicable securities law, registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We classify these derivative warrant liabilities on the condensed consolidated balance sheets as a long term liability, which is revalued at each balance sheet date subsequent to the initial issuance. We use the Black-Scholes pricing model to value the derivative warrant liability. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants. The risk-free interest rate for May 31, 2011 (issuance date) and September 30, 2011 were .75% and .28%, respectively. The volatility of the market price of the Company’s common stock for May 31, 2011 (issuance date) and September 30, 2011 were 94.4% and 81.1%, respectively. The expected average term of the warrant used for both periods was 2.5 years. There was no expected dividend yield for the warrants granted. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Changes in the fair value of the warrants are reflected in the condensed consolidated statement of operations as change in fair value of common stock warrant liability.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

Basis of Fair Value Measurements

Balance at September 30, 2011	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$4,563,356	$—	$—	$4,563,356

Balance at December 31, 2010	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities – U.S. treasury securities	$10,403,315	$10,403,315	$—	$—

The following tables show reconciliations of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the nine months ended September 30, 2011:

Common Stock Warrant Liability	Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$-
Issuance of common stock warrants	8,768,143
Change in fair value of common stock warrant liability	(4,204,787)

Fair value of common stock warrant liability at September 30, 2011	$4,563,356

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

 Available-for-sale securities:  For our level 1 securities, which represent U.S. treasury securities, fair value is based on quoted market prices.

Common stock warrant liability:  For our level 3 securities, which represent common stock warrants, fair value is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

4. Earnings Per Share

Basic earnings per common share are computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options, unvested restricted stock, and warrants) were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of dilutive common share equivalents, which is comprised of shares issuable under outstanding warrants and the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Since the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same. The financial statements for all prior periods have been retroactively adjusted to reflect the May 19, 2011 one-for-ten reverse stock split of the Company’s common stock.

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(6,290,546)	$(9,291,565)	$(20,286,414)	$(38,366,270)
Denominator:
Weighted average number of common shares	22,676,114	13,150,113	17,441,767	13,103,837

The potential dilutive common shares are summarized as follows:

	At September 30,
	2011	2010
Stock options outstanding	1,344,665	540,369
Unvested restricted stock	408,388	548,024
Warrants (1)	7,128,563	57,143
Number of potential dilutive common shares	8,881,616	1,145,536

(1)

On May 31, 2011, the Company granted 7,128,563 warrants as part of an underwritten public offering.  On May 4, 2007, the Company granted 57,143 warrants (as adjusted for the reverse stock split) to the shareholders of General Hydrogen as part of the acquisition of that company.  Those warrants expired on May 4, 2011.

 5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets related to Plug Power Canada Inc. as of September 30, 2011 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation	Total
Acquired Technology	8 years	$15,900,000	$(9,437,537)	$1,071,537	$7,534,000
Customer Relationships	8 years	1,000,000	(552,048)	—	447,952
		$16,900,000	$(9,989,585)	$1,071,537	$7,981,952

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

On May 31, 2011, the Company completed an underwritten public offering of 8,265,000 shares of its common stock and warrants to purchase an aggregate of 7,128,563 shares of common stock (including warrants to purchase an aggregate of 929,813 shares of common stock purchased by the underwriter pursuant to the exercise of its over-allotment option). The shares and the warrants were sold together as a fixed combination, with each combination consisting of one share of common stock and 0.75 of a warrant to purchase one share of common stock, at a price to the public of $2.42 per fixed combination. Net proceeds, after underwriting discounts and commissions and other fees and expenses payable by Plug Power, were $18,289,883 (of this amount $8,768,143 in fair value was recorded as common stock warranty liability at issuance date). The warrants are exercisable upon issuance and will expire on May 31, 2016. The exercise price of the warrants is $3.00 per share of common stock. The warrants include weighted-average anti-dilution protection and, in the event of a sale of the Company, and under certain conditions, each warrant holder has the right to require the Company to purchase such holder’s warrants at a price determined using a Black-Scholes option pricing model.

On June 8, 2011, the Company sold 836,750 additional shares of common stock, pursuant to the underwriter’s partial exercise of its over-allotment option, resulting in additional net proceeds to Plug Power of $1,874,990.

On July 1, 2011, the Company sold 231,000 additional shares of common stock, pursuant to the underwriter’s partial exercise of its over-allotment option, resulting in additional net proceeds to Plug Power of $527,626.

Changes in stockholders’ equity for the nine months ended September 30, 2011 are as follows:

	Common Stock				Treasury Stock

				Accumulated Other
			Additional Paid-	Comprehensive			Accumulated	Stockholders'	Comprehensive
	Shares	Amount	in-Capital	Income (Loss)	Shares	Amount	Deficit	Equity	Loss
December 31, 2010	13,369,924	$1,336,992	$769,659,871	$965,868	180,449	$(1,719,510)	$(727,329,858)	$42,913,363
Net loss	-	-	-	-	-	-	(20,286,414)	(20,286,414)	$(20,286,414)
Foreign currency translation loss	-	-	-	(74,173)	-	-	-	(74,173)	(74,173)
Unrealized gain on available-for-sale securities	-	-	-	18,502	-	-	-	18,502	18,502
Total comprehensive loss									$(20,342,085)
Stock based compensation	164,973	1,652	1,391,862	-	833	(3,030)	-	1,390,484
Reclassification adjustment - stock split	-	(1,203,293)	1,203,293	-	-	-	-	-
Public offering common stock, net	9,332,750	93,328	11,831,027	-	-	-	-	11,924,355
Issuance of treasury shares	-	-	(328,650)	-	(35,000)	328,650	-	-
Purchase of treasury shares	-	-	-	-	19,624	(158,492)	-	(158,492)
September 30, 2011	22,867,647	$228,679	$783,757,403	$910,197	165,906	$(1,552,382)	$(747,616,272)	$35,727,625

7. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the nine months ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Stock-based compensation accrual impact	$(211,614)	$354,608
Change in unrealized gain (loss) on available-for-sale securities	18,502	(95,152)
Cash paid for interest	-	391,525
Transfer of leased assets to inventory	263,239	-
Transfer of assets held for sale to inventory	1,000,000	-
Transfer of property, plant and equipment to assets held for sale	-	778,913

8. Restructuring Charges

On May 25, 2010, the Company adopted a restructuring plan to focus and align the Company on its GenDrive business. As part of this plan, the Company consolidated all operations into its Latham, New York headquarters. At September 30, 2011, $1,137,870 remains in accrued expenses on the condensed consolidated balance sheets.

 The accrued restructuring charges relating to the May 2010 restructuring are comprised of the following at September 30, 2011:

	Accrued restructuring charges at January 1, 2011	Adjustments to, additional accrued restructuring charges or non-cash charges	Cash payments	Accrued restructuring charges at September 30, 2011
Personnel Related	$-	$24,095	$(24,095)	$-
Net Lease Obligations	687,696	450,174	-	1,137,870
Total	$687,696	$474,269	$(24,095)	$1,137,870

During 2008, the Company adopted two restructuring plans to focus the Company on becoming a market and sales driven organization, to drive revenue growth, improve organizational efficiency and to position the Company for long-term profitability. As part of the plans, the Company implemented reductions in workforce, terminated purchase commitments, charged off inventory related to lapsed product lines, cut back discretionary spending, and deferred non-strategic projects. At September 30, 2011, $472,785 remains in accrued expenses on the condensed consolidated balance sheets.

The accrued restructuring charges relating to the two 2008 restructurings are comprised of the following at September 30, 2011:

	Accrued restructuring charges at January 1, 2011	Adjustments to, additional accrued restructuring charges or non-cash charges	Cash payments	Accrued restructuring charges at September 30, 2011
Contract Cancellation	$547,356	$-	$(74,571)	$472,785
Net Lease Obligations	157,516	-	(157,516)	-
Total	$704,872	$-	$(232,087)	$472,785

 9. Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement

In December 2008, the Company entered into a Credit Line Agreement with a third-party lender with a maximum availability of $62.9 million.  The Company’s auction rate debt securities included in trading securities were pledged as collateral for the Credit Line Agreement. As of December 31, 2008, the Company had drawn down $62.9 million on this line of credit. During the nine months ended September 30, 2010, approximately $59.4 million of auction rate debt securities were sold by the third-party lender holding the collateral which resulted in a corresponding reduction in amounts outstanding under the Credit Line Agreement. The Credit Line Agreement had interest at a variable rate equal to the average rate of interest earned by the Company on the auction rate debt securities pledged as collateral for the Credit Line Agreement. Interest expense on the advances on the Credit Line Agreement was approximately $305,000 for the nine months ended September 30, 2010.

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

In December 2008, the Company also entered into a Repurchase Agreement with the third-party lender such that the Company may require the third-party lender to repurchase the auction rate debt securities pledged as collateral for the Credit Line Agreement, at their par value, from June 30, 2010 through July 2, 2012 as full settlement for the advances on the Credit Line Agreement.  The Company elected to record this item at its fair value in accordance with ASC No. 825-10-25 to allow consistent treatment of this repurchase agreement and the underlying collateral.   Effective July 1, 2010, all auction rate debt securities were repurchased at par by the third-party lender holding the collateral under the Repurchase Agreement which resulted in a corresponding reduction in amounts outstanding and the extinguishment of the Credit Line Agreement.  The change in the fair value of the Repurchase Agreement for the nine months ended September 30, 2010 was approximately $6.0 million and was recorded as a realized loss on the condensed consolidated statements of operations.

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

In July 2009, the Company signed a standby letter of credit with Key Bank in the amount of $525,000. The standby letter of credit is required by the agreement negotiated between Air Products and Chemicals, Inc. (Air Products) and the Company to supply hydrogen infrastructure and hydrogen to Central Grocers at their distribution center. This standby letter of credit with Key Bank was cancelled in September 2011, and replaced with a standby letter of credit with Silicon Valley Bank, as noted below.  The standby letter of credit with Key Bank was collateralized by cash held in a restricted account and was recorded as restricted cash in the condensed consolidated balance sheets as of December 31, 2010.

In September 2011, the Company signed a letter of credit with Silicon Valley Bank in the amount of $525,000. The standby letter of credit is required by the agreement negotiated between Air Products and the Company to supply hydrogen infrastructure and hydrogen to Central Grocers at their distribution center.  There are no collateral requirements associated with this letter of credit.

In October 2009, the Company entered into a 15 month financing arrangement for an electrolyzer with Proton Energy Systems, Inc. The outstanding balance of the debt as of December 31, 2010 was approximately $10,000 and was recorded as current portion of long term debt in the condensed consolidated balance sheets. This debt was paid in full during the first quarter of 2011.

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

The Company recognized gross gains, gross losses and proceeds on available-for-sale securities for each of the nine months ended September 30 as follows:

	2011	2010
Proceeds on Sales	$-	$14,975,693
Proceeds on Maturities	10,399,396	55,390,212
Gross Realized Gains	-	-
Gross Realized Losses	22,421	-

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

13. Multiple-Deliverable Revenue Arrangements

The Company enters into multiple-deliverable revenue arrangements that may contain a combination of fuel cell systems or equipment, installation, service, maintenance, fueling and other support services. The delivered item, equipment, does have value to the customer on a standalone basis and could be separately sold by another vendor.  In addition, the Company does not include a right of return on its products. Total revenue recognized under multiple-deliverable revenue arrangements in the three and nine months ended September 30, 2011 was approximately 72.3% and 71.2% of total product and service revenue, respectively. Total revenue recognized under multiple-deliverable revenue arrangements in the three and nine months ended September 30, 2010 was approximately 76.0% and 60.8% of total product and service revenue, respectively. The majority of the Company’s multiple-deliverable revenue arrangements ship complete within the same quarter.

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

14. Licensing Agreement

On October 26, 2010, the Company licensed the intellectual property relating to its stationary power products, GenCore and GenSys, to IdaTech plc on a non-exclusive basis. Plug Power maintains ownership of, and the right to use, the patents and other intellectual property licensed to IdaTech. As part of the transaction, Plug Power also sold inventory, equipment and certain other assets related to its stationary power business. Total consideration for the licensing and assets was $5 million and was received during October 2010. The consideration was subject to reduction by a maximum of $1.0 million in the event that the Company did not deliver certain of the assets sold. As of December 31, 2010, $1.0 million was included in assets held for sale and $1.0 million was included in other current liabilities in the condensed consolidated balance sheets. Upon delivery of those certain assets in the quarter ended June 30, 2011, the $1.0 million in consideration was released.

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

At December 31, 2010, the Company had approximately $573.4 million in Federal and state net operating loss carryforwards and $15.5 million in Federal research and experimentation tax credit carryforwards (of which $5.7 million represents an uncertain tax position), which resulted in $217.9 million and $9.8 million, respectively, in gross deferred tax assets that are recorded on the Company’s balance sheet at December 31, 2010. These gross deferred tax assets are offset by a full valuation allowance, resulting in net deferred tax assets of zero. During 2011, as a result of certain equity transactions by five percent stockholders, an ownership change occurred for IRC Section 382 purposes. As a result of the ownership change, approximately $61 million of the Company's Federal and state net operating loss and recognized built in loss carryforwards are available. The remaining net operating loss and recognized built in loss carryforwards will expire prior to utilization. As a result, the Company’s gross deferred tax asset and related valuation allowance decreased by approximately $197 million. Additionally, the $15 million of Federal research and experimentation tax credit carryforwards will now expire prior to utilization, resulting in the Company's gross deferred tax asset and related valuation allowance decreasing by $9.8 million. These decreases have no impact on the Company’s current financial position, results of operations, or cash flows because of the full valuation allowance.

The ownership change also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $7 million. This will translate into unfavorable book to tax add backs in the Company's 2011 to 2016 U.S. Corporate Income Tax returns that will generate a gross deferred tax liability at the ownership change date of approximately $2.7 million  and a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense).  This has no impact on the Company’s current financial position, results of operations, or cash flows because of the full valuation allowance.

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

17. Commitments and Contingencies

The Equipment Sale Agreement Addendum No. 1 between Ballard and the Company was executed on June 30, 2011. This addendum relates to a committed purchase by the Company of a total of 3,250 Ballard fuel cell stacks between the dates of July 1, 2011 and December 31, 2012. The amount of this commitment is approximately $9.4 million. In conjunction with this agreement, the Company paid a one-time non-recurring engineering fee of $450,000 to Ballard to be used at Ballard’s sole discretion for the purposes of product development, cost reduction and production implementation.  This fee will be amortized to research and development expense over a period of eighteen months.

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements with and government agencies. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At September 30, 2011, five customers comprise approximately 76.8% of the total accounts receivable balance, with each customer individually representing 31.1%, 14.0%, 11.9%, 10.1% and 9.7% of total accounts receivable, respectively. At September 30, 2010, three customers comprise approximately 84.0% of the total accounts receivable balance, with each customer individually representing 39.0%, 23.6%, and 21.4% of total accounts receivable, respectively.

For the nine months ended September 30, 2011, contracts with two customers and two federal government agencies each accounted for 10% or more of total consolidated revenues. For the nine months ended September 30, 2010, contracts with two customers and one federal government agency each accounted for 10% or more of total consolidated revenues.

18. Loan and Security Agreement

On August 9, 2011, the Company entered into a loan and security agreement (the Loan Agreement) with SVB providing that in return for paying an up front fee of $52,250 the Company has access to up to $7 million of financing in the form of (i) revolving loans, (ii) letters of credit, (iii) foreign exchange contracts and (iv) cash management services such as merchant services, direct deposit of payroll, business credit card and check cashing services. Advances under the Loan Agreement cannot exceed a borrowing base limit calculated using (A) an advanced rate of 80% on the Company's eligible accounts and (B) an advanced rate of 25% on the Company's eligible inventory (subject to a limit of the lesser of (a) $2 million and (b) 30% of all outstanding advances), subject to certain reserves established by SVB and other adjustments. The aggregate amount of outstanding letters of credit, foreign exchange contract financing and amounts utilized for cash management services cannot exceed a sublimit of $750,000 in the aggregate at any time.

Interest on advances of credit under the Loan Agreement for: (i) financed accounts receivables is equal to (a) SVB’s prime rate, which is currently 3.25% per annum, plus 3.0% per annum or (b) if the Company maintains at all times during any month an adjusted quick ratio of 2.0 to 1.0, then SVB’s prime rate plus 1.50% per annum; and (ii) financed inventory is equal to (a) SVB’s prime rate plus 5.25% per annum or (b) if the Company maintains at all times during any month an adjusted quick ratio of 2.0 to 1.0, then SVB’s prime rate plus 3.25% per annum. The minimum monthly interest charge is $4,000 per month. The Loan Agreement will be used by the Company to support its current working capital needs.

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

The Loan Agreement also contains events of default customary for credit facilities of this type with, in some cases, corresponding grace periods, including, (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material adverse change occurring, (iv) an attachment, levy or restraint on our business, (v) certain bankruptcy or insolvency events , (vi) payment defaults relating to, or acceleration of, other indebtedness or that could result in a material adverse change to the Company's business, (vii) the Company or its subsidiaries becoming subject to judgments, claims or liabilities in an amount individually or in aggregate in excess of $150,000 (viii) any misrepresentations, or (ix) any revocation, invalidation, breach or invalidation of any subordinated debt.

The Loan Agreement will expire on August 8, 2012. The Loan Agreement may be terminated prior to August 8, 2012; however, the Company would be required to pay a $70,000 early termination fee in connection with a termination (i) by the Company for any reason or (ii) by SVB upon notice and after the occurrence and during the continuance of an event of default.

 On September 28, 2011, the Company executed a First Loan Modification Agreement (the Loan Modification) with Silicon Valley Bank, amending the Loan Agreement.  The Loan Modification removed the $750,000 sublimit for outstanding letters of credit, foreign exchange contract financing and amounts utilized for cash management services, making the full $7 million credit facility available for financing accounts receivable and eligible inventory.  All remaining terms of the Loan and Security Agreement remain in full force and effect.

19. Subsequent Events

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the financial statements and has noted no subsequent events requiring recognition or disclosure.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2010. In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: expectations regarding expected shipments of GenDrive units for 2011 and 2012, the risk that we continue to incur losses and might never achieve or maintain profitability, the risk that the additional capital we may need to raise to fund our operations may not be available; the risk that the previously disclosed expected uses of the Company’s recently raised capital may change; our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue, in whole or in part; the risk that pending orders may not convert to purchase orders, in whole or in part; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; the ability to achieve the forecasted gross margin on the sale of our products; the actual net cash used for operating expenses may exceed the projected net cash for operating expenses; the cost and availability of fuel and fueling infrastructures for our products; market acceptance of our GenDrive systems; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully expand our product lines; our ability to improve system reliability for our GenDrive systems; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; and other risks and uncertainties discussed, but are not limited to, those set forth in Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed on March 31, 2011 as updated by Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2011, our Form 10-Q for the quarter ended June 30, 2011, and this Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

Overview

Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of fuel cell systems for the industrial off-road (forklift or material handling) market. Plug Power has also developed products for the back-up and stationary power markets worldwide. Effective April 1, 2010, the Company was no longer considered a development stage enterprise because principal operations began to provide more than insignificant revenues as the Company received orders from repeat customers, increased its customer base and had a significant backlog. Prior to April 1, 2010, the Company was considered a development stage enterprise because substantially all of our resources and efforts were aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability and the establishment, expansion and stability of markets for our products.

We concentrate our efforts on developing, manufacturing and selling our hydrogen-fueled PEM GenDrive products on commercial terms for industrial off-road (forklift or material handling) applications, with a focus on multi-shift high volume manufacturing and high throughput distribution sites.

We have successfully introduced new GenDrive product offerings to augment our product suite and allow full site conversions. We have sold, on commercial terms, product offerings to target customers including Walmart, FedEx Freight, Coca-Cola Bottling Co., Sysco Foods and Central Grocers. Some of our sales, such as those to Central Grocers and certain Sysco Food sites, involve “greenfield conversion sites”.  Greenfield sites offer the potential for the greatest financial benefits to our customers by eliminating the need for customers to make capital investments in batteries and the associated chargers, storage and changing systems.

 In the three and nine months ended September 30, 2011, we received orders for 474 and 1,460 GenDrive units, respectively. Our backlog of 1,535 orders as of September 30, 2011 represents approximately $30.1 million in potential future revenue and we expect approximately 69 percent of these orders to ship during the fourth quarter of 2011. With this increase in orders, and expected engineering improvements that utilize common components across product lines, we expect to drive down material costs by 30 to 40 percent. Implementation is currently underway and we expect these improvements to begin to impact our financial results by the end of 2011. We have experienced and continue to experience negative cash flows from operations and we expect to continue to incur net losses in the foreseeable future. Accordingly, in 2010, we restructured and consolidated our operations to focus on the GenDrive business. This restructuring has significantly reduced our operating expenses in 2011.

Including the receipt of $20.7 million in net proceeds from the capital raise completed in the quarter ended September 30, 2011, we had approximately $22.8 million of cash and cash equivalents at September 30, 2011 to fund our future operations. Additionally, on August 9, 2011, we entered into a revolving credit facility arrangement with Silicon Valley Bank (SVB) providing availability to an additional $7 million to support working capital needs (See "Liquidity and Capital Resources" for further disclosure on the credit facility with SVB). We believe that our current cash, cash equivalents and cash generated from future sales, in conjunction with the availability of the credit facility, will provide sufficient liquidity to fund operations through the end of 2012. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions (including those specified in the May 2010 restructuring plan described below).  Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the extent to which we can effectuate the May 2010 restructuring plan; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities.

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

Recent Developments

 Loan and Security Agreement.  On August 9, 2011, the Company entered into a revolving credit facility arrangement with Silicon Valley Bank (SVB) providing availability to an additional $7 million to support working capital needs (See "Liquidity and Capital Resources" for further disclosure on the credit facility with SVB).

On September 28, 2011, the Company executed a First Loan Modification Agreement (the Loan Modification) with Silicon Valley Bank, amending the Loan Agreement.  The Loan Modification removed the $750,000 sublimit for outstanding letters of credit, foreign exchange contract financing and amounts utilized for cash management services, making the full $7 million credit facility available for financing accounts receivable and eligible inventory.  All remaining terms of the Loan and Security Agreement remain in full force and effect.

Election of Directors.  On September 29, 2011, the Board of Directors appointed Douglas T. Hickey to serve as a director of the Company effective as of September 29, 2011.  Mr. Hickey previously served on the Company’s Board from September 1, 2000 to April 24, 2006.

On October 19, 2011, the Board of Directors appointed Mr. Evgeny Miroshnichenko and Mr. Evgeny Rasskazov to serve as directors of the Company effective as of October 19, 2011. Each of Messrs. Miroshnichenko  and Rasskazov was appointed as a director pursuant to the Standstill and Support Agreement dated as of May 6, 2011 among the Company, OJSC “INTER RAO UES,” (INTER RAO), and OJSC “Third Generation Company of the Wholesale Electricity Market,” (OGK-3). OGK-3 directly holds approximately 19.7% of our outstanding common stock, and is a majority-owned subsidiary of INTER RAO.  The Standstill and Support Agreement provides that we will appoint two designees of INTER RAO to serve as Class II and Class III directors, with terms expiring at our 2013 and 2014 annual meetings of stockholders, respectively.

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

Product and service revenue for the three months ended September 30, 2011 decreased $483,000, or 10.1%, to $4.3 million from $4.8 million for the three months ended September 30, 2010. During the three months ended September 30, 2011 we shipped 195 fuel cell systems to end customers as compared to 170 fuel cell systems shipped during the three months ended September 30, 2010.  In the three months ended September 30, 2011, we recognized approximately $3.1 million of revenue for products shipped or delivered or services rendered, as compared to approximately $2.2 million of revenue recognized in the three months ended September 30, 2010 for products shipped or delivered or services rendered in that quarter. Additionally, in the three months ended September 30, 2011, we recognized approximately $244,000 of product and services revenue from fuel cell shipments made prior to the three months ended September 30, 2011, whereas in the three months ended September 30, 2010, we recognized approximately $2.0 million of product and service revenue from fuel cell shipments made prior to the three months ended September 30, 2010.

A portion of product and service revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or delivered or after services are rendered.  This portion of product and service revenue is approximately $945,000 and $516,000, respectively, for the three months ended September 30, 2011 and 2010.

Product and service revenue for the nine months ended September 30, 2011 increased $1.6 million, or 16.0%, to $11.9 million from $10.3 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011 we shipped 412 fuel cell systems to end customers as compared to 371 fuel cell systems shipped during the nine months ended September 30, 2010.  In the nine months ended September 30, 2011, we recognized approximately $8.5 million of revenue for products shipped or delivered or services rendered, as compared to approximately $6.3 million of revenue recognized in the nine months ended September 30, 2010 for products shipped or delivered or services rendered. Additionally, in the nine months ended September 30, 2011, we recognized approximately $1.0 million of product and services revenue from fuel cell shipments made prior to 2011, whereas in the nine months ended September 30, 2010, we recognized approximately $2.2 million of product and service revenue from fuel cell shipments made prior to 2010.

A portion of product and service revenue represents revenue associated with replacement parts or services not covered by service agreements or other similar types of sales where the Company has no continuing obligation after the parts are shipped or delivered or after services are rendered.  This portion of product and service revenue is approximately $2.4 million and $1.8 million, respectively, for the nine months ended September 30, 2011 and 2010.

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

Research and development contract revenue for the three months ended September 30, 2011 increased approximately $37,000, or 3.9%, to $994,000 from $957,000 for the three months ended September 30, 2010. The increase is primarily related to billings under programs that began in the second quarter of 2011. In the quarter ended September 30, 2011, we shipped 40 fuel cell systems under two separate Department of Defense contracts.

Research and development contract revenue for the nine months ended September 30, 2011 increased approximately $399,000, or 13.6%, to $3.3 million from $2.9 million for the nine months ended September 30, 2010. The increase is primarily related to billings under programs that began in the second quarter of 2011. In the nine months ended September 30, 2011, we shipped 40 fuel cell systems under two separate Department of Defense contracts.

Licensed technology revenue. Licensed technology revenue relates to the sale of licensing rights and engineering assistance.  This revenue is being amortized over a twelve month period.

Licensed technology revenue for the three and nine months ended September 30, 2011 was approximately $163,000 and $489,000, respectively.

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

Cost of product and service revenue for the three months ended September 30, 2011 increased approximately $222,000, or 3.0%, to $7.6 million from $7.3 million for the three months ended September 30, 2010. The increase is primarily related to an obsolete inventory write-off of approximately $363,000 due to the implementation of new engineering designs, and a one-time warranty adjustment of $562,000 based on a decision to update some of the fuel cell systems already in service at customer sites, which will give customers added reliability, and reduce our long-term service cost on units.  These charges were partially offset by lower direct material costs on units shipped in the current quarter.  There were 195 fuel cell system shipments for the three months ended September 30, 2011 as compared to 170 for the three months ended September 30, 2010.

Cost of product and service revenue for the nine months ended September 30, 2011 increased approximately $4.0 million, or 26.4%, to $19.2 million from $15.2 million for the nine months ended September 30, 2010. The increase is primarily related to increased product and service fuel cell system shipments to end customers. There were 412 fuel cell system shipments for the nine months ended September 30, 2011 as compared to 371 for the nine months ended September 30, 2010, which includes zero and 10 fuel cell system shipments, respectively, being accounted for under a lease arrangement. The cost of leased units is recorded on the unaudited condensed consolidated balance sheets as investment in leased property. The increase is also related to an obsolete inventory write-off of approximately $363,000 due to the implementation of new engineering designs, and a one-time warranty adjustment of $562,000 based on a decision to update some of the fuel cell systems already in service at customer sites, which will give customers added reliability, and reduce our long-term service cost on units.

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

Cost of research and development contract revenue for the three months ended September 30, 2011 decreased approximately $35,000, or 2.0%, to $1.7 million from $1.7 million for the three months ended September 30, 2010.    In the quarter ended September 30, 2011, we shipped 40 fuel cell systems under two separate Department of Defense contracts.

Cost of research and development contract revenue for the nine months ended September 30, 2011 increased approximately $215,000, or 4.1%, to $5.5 million from $5.3 million for the nine months ended September 30, 2010. This increase is primarily related to billings under programs that began in the second quarter of 2011.

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

Research and development expense for the three months ended September 30, 2011 decreased approximately $607,000, or 29.1%, to $1.5 million from $2.1 million for the three months ended September 30, 2010. This decrease was primarily a result of the corporate restructuring plan announced in May 2010 to focus and align the Company on its GenDrive business as well as the wind-down of our operations in Plug Power Energy India Private Limited and Plug Power Canada Inc.

Research and development expense for the nine months ended September 30, 2011 decreased approximately $8.4 million, or 69.5%, to $3.6 million from $12.0 million for the three months ended September 30, 2010. This decrease was primarily a result of the corporate restructuring plan announced in May 2010 to focus and align the Company on its GenDrive business as well as the wind-down of our operations in Plug Power Energy India Private Limited and Plug Power Canada Inc. The decrease was also coupled with our allocation of overhead costs charged to cost of product and service revenue as a result of increased sales and a focus on commercial production of our product. Accordingly, some of these costs were included in research and development expense in the prior year, due to the Company’s focus on research and development at that time.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2011 increased approximately $200,000, or 5.1%, to $3.6 million from $3.4 million for the three months ended September 30, 2010. The increase was primarily the result of increased spending on professional fees.

Selling, general and administrative expenses for the nine months ended September 30, 2011 decreased approximately $6.7 million, or 38.0%, to $11.1 million from $17.8 million for the nine months ended September 30, 2010. The decrease was primarily the result of the corporate restructuring plan announced in May 2010 to focus and align the Company on its GenDrive business as well as the wind-down of our operations in Plug Power Energy India Private Limited and Plug Power Canada Inc. The Company incurred $6.5 million in selling, general and administrative expenses during the nine months ended September 30, 2010 related to the restructuring.

Gain on sale of leased assets.  Gain on sale of leased assets represents the gain on sale of leased assets.

In December 2010, the Company assigned all of its rights, title and interest in its leased property to Somerset Capital Group, Ltd. (Somerset).  Due to contingent provisions in the agreement, the full amount of the sale could not be recognized at the time.  During the quarter ended September 30, 2011 the contingent provisions of the agreement were met, and an additional $673,000 was recorded as gain on sale of leased assets.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets from Plug Power Canada Inc., including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets increased to approximately $585,000 for the three months ended September 30, 2011, compared to approximately $563,000 for the three months ended September 30, 2010. The increase is related to foreign currency fluctuations.

Amortization of intangible assets increased to approximately $1.8 million for the nine months ended September 30, 2011, compared to approximately $1.7 million for the nine months ended September 30, 2010. The increase is related to foreign currency fluctuations.

Interest and other income and net realized losses from available-for-sale securities. Interest and other income and net realized losses from available-for-sale securities consists primarily of interest earned on our cash, cash equivalents, available-for-sale securities, trading securities and other income.

Interest and other income and net realized losses from available-for-sale securities for the three months ended September 30, 2011 decreased approximately $42,000, or 29.7%, to $100,000 from $142,000 for the three months ended September 30, 2010. The decrease is primarily related to the sale of trading securities and available-for-sale securities during 2011 and 2010. Also contributing to the decrease were lower cash balances coupled with lower yields on our investments due to a declining interest rate environment. Interest income on trading securities and available-for-sale securities for the three months ended September 30, 2010 was approximately $0 and $49,000, respectively. Rental income for the three months ended September 30, 2011 and 2010 was approximately $100,000 and $80,000, respectively.

Interest and other income and net realized losses from available-for-sale securities for the nine months ended September 30, 2011 decreased approximately $532,000, or 70.7%, to $221,000 from $753,000 for the nine months ended September 30, 2010. The decrease is primarily related to the sale of trading securities and available-for-sale securities during 2011 and 2010. Also contributing to the decrease were lower cash balances coupled with lower yields on our investments due to a declining interest rate environment. Interest income on trading securities and available-for-sale securities for the nine months ended September 30, 2011 was approximately $0 and $5,000, respectively. Interest income on trading securities and available-for-sale securities for the nine months ended September 30, 2010 was approximately $352,000 and $157,000, respectively. Rental income for the nine months ended September 30, 2011 and 2010 was approximately $238,000 and $260,000, respectively.

Change in fair value of common stock warrant liability. We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging – Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities are valued using the Black-Scholes pricing model at the date of initial issuance and each subsequent balance sheet date. Changes in the fair value of the warrants are reflected in the condensed consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three and nine months ended September 30, 2011 resulted in income of $2.4 million and $4.2 million, respectively, due to a decrease in the Company’s common stock share price and changes in volatility of our common stock during the period of warrant issuance through September 30, 2011.

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

Interest and other expense and foreign currency gain (loss) for the three months ended September 30, 2011 and 2010 was approximately $(17,000) and ($33,000), respectively. Interest expense related to the Credit Line Agreement was approximately $0 and $8,000, respectively, for the three months ended September 30, 2011 and 2010.

Interest and other expense and foreign currency gain (loss) for the nine months ended September 30, 2011 and 2010 was approximately $3,000 and ($406,000), respectively. Interest expense related to the Credit Line Agreement was approximately $0 and $305,000, respectively, for the nine months ended September 30, 2011 and 2010.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

Liquidity and Capital Resources

We have experienced recurring operating losses and as of September 30, 2011, we had an accumulated deficit of approximately $747.6 million. Substantially all of our losses resulted from costs incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations. To date, we have funded our operations primarily through private and public offerings of our common and preferred stock, our line of credit and maturities and sales of our available-for-sale securities. We anticipate incurring substantial additional losses and may never achieve profitability. Our May 2010 restructuring plan, which involves focusing on our GenDrive business and consolidating our operations into our Latham, New York facility, was expected to reduce these losses going forward.  This restructuring has significantly reduced our operating expenses in 2011.

Including the receipt of $20.7 million in net proceeds from the capital raise completed in the quarter ended September 30, 2011, we had approximately $22.8 million of cash and cash equivalents at September 30, 2011 to fund our future operations. Additionally, on August 9, 2011, we entered into a revolving credit facility arrangement with Silicon Valley Bank (SVB) providing availability to an additional $7 million to support working capital needs.  See the below discussion for additional information regarding the revolving credit facility. We believe that our current cash, cash equivalents and cash generated from future sales, in conjunction with the availability of the credit facility, will provide sufficient liquidity to fund operations through the end of 2012. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions (including those specified in the May 2010 restructuring plan). In the event that our operating expenses are higher than anticipated or the gross margins and shipments of our GenDrive products do not increase as we expect, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs. Such plans include: our ability to further reduce discretionary expenses, monetize our real estate assets through a sale-leaseback arrangement and obtain additional funding from licensing the use of our technologies. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. As a result, we can provide no assurance that we will be able to fund our operations beyond 2012 without additional external financing. If additional funding is required beyond 2012, alternatives the Company would consider include equity or debt financings, strategic alliances or joint ventures. Under such conditions, if we are unable to obtain additional capital prior to the end of 2012, we may not be able to sustain our future operations into 2013 and may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Given the difficult current economic environment, we believe that it could be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alliances or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable to us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.

Several key indicators of liquidity are summarized in the following table:

(in thousands)	Nine months ended or at September 30, 2011	Nine months ended or at September 30, 2010	Year ended or at December 31, 2010
Cash and cash equivalents at end of period	$22,802	$10,325	$10,955
Available-for-sale securities at end of period	-	10,410	10,403
Working capital at end of period	24,543	25,984	23,659
Net loss	20,286	38,366	46,959
Net cash used in operating activities	19,152	39,463	40,770
Purchase of property, plant and equipment	1,156	1,197	1,100

Effective July 1, 2010, all auction rate debt securities were repurchased at par by the third-party lender holding the collateral under the Repurchase Agreement, which resulted in a corresponding reduction in amounts outstanding and the extinguishment of the Credit Line Agreement (See Note 9, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement, of the condensed consolidated financial statements).

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. As of September 30, 2011, we had cash and cash equivalents of $22.8 million and working capital of $24.5 million.

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

On September 28, 2011, the Company executed a First Loan Modification Agreement (the Loan Modification) with Silicon Valley Bank, amending the Loan Agreement.  The Loan Modification removed the $750,000 sublimit for outstanding letters of credit, foreign exchange contract financing and amounts utilized for cash management services, making the full $7 million credit facility available for financing accounts receivable and eligible inventory.  All remaining terms of the Loan and Security Agreement remain in full force and effect.

Interest on advances of credit under the Loan Agreement for: (i) financed accounts receivables is equal to (a) SVB’s prime rate, which is currently 3.25% per annum, plus 3.0% per annum or (b) if the Company maintains at all times during any month an adjusted quick ratio of 2.0 to 1.0, then SVB’s prime rate plus 1.50% per annum; and (ii) financed inventory is equal to (a) SVB’s prime rate plus 5.25% per annum or (b) if the

Company maintains at all times during any month an adjusted quick ratio of 2.0 to 1.0, then SVB’s prime rate plus 3.25% per annum. The minimum monthly interest charge is $4,000 per month. The Loan Agreement will be used by the Company to support its current working capital needs.

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

The Loan Agreement also contains events of default customary for credit facilities of this type with, in some cases, corresponding grace periods, including, (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material adverse change occurring, (iv) an attachment, levy or restraint on our business, (v) certain bankruptcy or insolvency events , (vi) payment defaults relating to, or acceleration of, other indebtedness or that could result in a material adverse change to the Company's business, (vii) the Company or its subsidiaries becoming subject to judgments, claims or liabilities in an amount individually or in aggregate in excess of $150,000, (viii) any misrepresentations, or (ix) any revocation, invalidation, breach or invalidation of any subordinated debt.

The Loan Agreement will expire on August 8, 2012. The Loan Agreement may be terminated prior to August 8, 2012; however, the Company would be required to pay a $70,000 early termination fee in connection with a termination (i) by the Company for any reason or (ii) by SVB upon notice and after the occurrence and during the continuance of an event of default.

During the nine months ended September 30, 2011, cash used for operating activities was $19.2 million, consisting primarily of a net loss of $20.3 million offset, in part, by net non-cash expenses in the amount of $1.1 million, including $3.4 million for amortization and depreciation, $1.6 million for stock based compensation, $309,000 for loss on disposal of property, plant and equipment, and a $4.2 million reduction for the change in fair value of common stock warrant liability. Cash provided by investing activities for the nine months ended September 30, 2011 was $10.5 million, consisting primarily of $10.4 million of maturities (net of purchases) of available-for-sale securities, $525,000 from restricted cash, and $673,000 from the sale of leased assets, offset by $1.2 million used to purchase property, plant and equipment. Cash provided by financing activities for the nine months ended September 30, 2011 was approximately $20.5 million consisting primarily of $22.6 million in proceeds from the public offering offset by $1.9 million in public offering costs, $158,000 for the purchase of treasury stock and $10,000 in principal payments on long-term debt.

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

At December 31, 2010, the Company had approximately $573.4 million in Federal and state net operating loss carryforwards and $15.5 million in Federal research and experimentation tax credit carryforwards (of which $5.7 million represents an uncertain tax position), which resulted in $217.9 million and $9.8 million, respectively, in gross deferred tax assets that are recorded on the Company’s balance sheet at December 31, 2010. These gross deferred tax assets are offset by a full valuation allowance, resulting in net deferred tax assets of zero. During 2011, as a result of certain equity transactions by five percent stockholders, an ownership change occurred for IRC Section 382 purposes. As a result of the ownership change, approximately $61 million of the Company's Federal and state net operating loss and recognized built in loss carryforwards are available. The remaining net operating loss and recognized built in loss carryforwards will expire prior to utilization. As a result, the Company’s gross deferred tax asset and related valuation allowance decreased by approximately $197 million. Additionally, the $15 million of Federal research and experimentation tax credit carryforwards will now expire prior to utilization, resulting in the Company's gross deferred tax asset and related valuation allowance decreasing by $9.8 million. These decreases have no impact on the Company’s current financial position, results of operations, or cash flows because of the full valuation allowance.

The ownership change also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $7 million. This will translate into unfavorable book to tax add backs in the Company's 2011 to 2016 U.S. Corporate Income Tax returns that will generate a gross deferred tax liability at the ownership change date of approximately $2.7 million  and a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense).  This has no impact on the Company’s current financial position, results of operations, or cash flows because of the full valuation allowance.

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

On May 31, 2011, the Company granted 7,128,563 warrants as part of an underwritten public offering. We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging – Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. In compliance with applicable securities law, registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We classify these derivative warrant liabilities on the condensed consolidated balance sheets as a long term liability, which is revalued at each balance sheet date subsequent to the initial issuance. We use the Black-Scholes pricing model to value the derivative warrant liability. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants. The risk-free interest rate for May 31, 2011 (issuance date) and September 30, 2011 were .75% and .28%, respectively. The volatility of the market price of the Company’s common stock for May 31, 2011 (issuance date) and September 30, 2011 were 94.4% and 81.1%, respectively. The expected average term of the warrant used for both periods was 2.5 years. There was no expected dividend yield for the warrants granted. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Changes in the fair value of the warrants are reflected in the condensed consolidated statement of operations as change in fair value of common stock warrant liability.

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

As of December 31, 2010, all of the Company’s operations have been relocated to the United States. A portion of the Company’s total financial performance was attributable to residual operations from both Canada and India. Our exposure to changes in foreign currency rates was primarily related to short-term inter-company transactions with our previous Canadian and Indian subsidiaries and from client receivables in different currencies.  As exchange rates vary, the Company’s results can be materially affected.

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

On May 26, 2011, Plug Power Inc. was served with a complaint that was filed by Alpha Equities Ltd. on May 6, 2011 in the Supreme Court of British Columbia against Plug Power Inc. and Plug Power Canada Inc. alleging breach of contract related to Plug Power Canada Inc.’s lease of premises in Richmond, British Columbia. On October 11, 2011, Plug Power Inc., Plug Power Canada Inc. and Alpha Equities Ltd. entered into a confidential settlement agreement whereby the parties mutually released each other from all claims, debts, demands, causes of action and liabilities that were or could have been asserted in the action.  The action was formally discontinued through the filing of a Consent Dismissal Order on October 20, 2011.

Item 1A - Risk Factors

Part II, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission (SEC), filed on March 31, 2011, and of our previously filed Quarterly Report on Form 10-Q with the SEC, filed on May 13, 2011 (the Quarterly Report) sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results.  Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our previously filed Quarterly Report and most recently filed Annual Report on Form 10-K.  However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the three months ended September 30, 2011, we issued 50,485 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

(b)  Not applicable.

(c)  None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Removed and Reserved

None.

Item 5 – Other Information

(a)  None.

(b)  None.

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.2	Third Amended and Restated By-laws of Plug Power Inc. (3)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (2)

3.5	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (4)

10.1	First Loan Modification Agreement, dated as of September 28, 2011, by and between Plug Power Inc. and Silicon Valley Bank (5)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

101.INS*	XBRL Instance Document (6)

101.SCH*	XBRL Taxonomy Extension Schema Document (6)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (6)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (6)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (6)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (6)

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

(2)	Incorporated by reference from the Company’s Registration Statement on Form 8-A dated June 24, 2009.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 28, 2009.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 19, 2011.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 30, 2011.

(6)	Furnished herewith

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010; and (iv) related notes, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 9, 2011	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Gerald A. Anderson
Gerald A. Anderson
Chief Financial Officer (Principal Financial Officer)