Form 10-K
period 2011-12-31
PLUG POWER INC
filed 2012-03-30
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No   ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2011was $39,112,979.

As of March 29, 2012, 37,767,541 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

The following discussion should be read in conjunction with our accompanying Consolidated Financial Statements and Notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability, the risk that we expect we will need to raise additional capital to fund our operations and such capital may not be available to us; the risk that the previously disclosed expected uses of the Company’s recently raised capital may change; our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and  large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue; the risk that pending orders may not convert to purchase orders; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; the ability to achieve the forecasted gross margin on the sale of our products; the actual net cash used for operating expenses may exceed the projected net cash for operating expenses; the cost and availability of fuel and fueling infrastructures for our products; market acceptance of our GenDrive systems; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully expand our product lines; our ability to improve system reliability for our GenDrive systems; competitive factors, such as price competition and competition from other traditional and alternative energy companies;   our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; and other risks and uncertainties discussed under Item IA—Risk Factors. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

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

Effective April 1, 2010, we were no longer considered a development stage enterprise since principal operations began to provide more than insignificant revenues as we received orders from repeat customers, increased our customer base and had a significant backlog. Prior to April 1, 2010, we were considered a development stage enterprise because substantially all of our resources and efforts were aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability, and the establishment, expansion and stability of markets for our products.

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

We have made significant progress in our analysis of the material handling market. We believe we have developed reliable products which allow the end customers to eliminate incumbent power sources from their operations, and realize their sustainability objectives through clean energy alternatives.

Our strategy is to focus our resources on the material handling market with GenDrive, an alternative to lead-acid batteries. Our strategy also includes the following objectives: decrease product costs by leveraging the supply chain, lower manufacturing costs, improve system reliability, expand our sales network to effectively reach more of our targeted customers and provide customers with high-quality products, service and post-sales support experience.

Our longer-term objectives are to deliver economic, social, and environmental benefits in terms of reliable, clean, cost-effective fuel cell solutions and, ultimately, sustainability.

We believe continued investment in research and development is critical to the development and enhancement of innovative products, technologies and services. In addition to evolving our direct hydrogen fueled systems, we continue to capitalize on our investment in power electronics, controls, and software.

Business Organization

We manage our business as a single reporting segment, emphasizing shared learning across end-user applications and common supplier/vendor relationships.

Products

We sell and continue to develop a range of fuel cell products to replace lead-acid batteries in material handling vehicles and industrial trucks for some of North America’s largest distribution and manufacturing businesses. Our primary product line is GenDrive®, a hydrogen fueled PEM fuel cell system to provide power to industrial vehicles. We are focusing our efforts on material handling applications (forklifts) at multi-shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. In October, 2011 we introduced our next generation GenDrive products.  These next generation fuel cell units include a simplified architecture featuring 30% fewer components, giving customers greater flexibility in managing their deployments.  During the year, we received several new orders from Kroger, P&G and Associate Wholesale Grocers.  We also experienced add-on orders from Walmart, Coca-Cola, Sysco, Wegmans and BMW.

We continue to develop and monitor future iterations of our products aligned with our evolving product roadmap. According to Fuel Cells Bulletin, an industry publication, Plug Power had 85% world-wide market share in the fuel cell powered material handling industry as of September 2010.

    Product Support & Services

To promote fuel cell adoption and maintain post-sale customer satisfaction, we offer a range of service and support options. These options include installation, commissioning, remote monitoring, product manuals, as well as on-site technical support.

Additionally, GenDrive product support and services may also include customer training and using service personnel from lift truck dealer networks.  Such personnel may assist with the commissioning and installation of GenDrive products and, in some cases, regularly scheduled preventative maintenance.

Markets/Geography & Order Status

Our commercial sales for GenDrive products are in the material handling market, which primarily consist of large fleet, multi-shift operations in high-volume manufacturing and high-throughput distribution centers. In 2011, all of our GenDrive product installations were in North America.

We shipped 1,024 units and received 2,503 orders for our GenDrive product during the year ending December 31, 2011. Backlog on December 31, 2011 was 1,969 units representing approximately $36.0 million in invoice value. Backlog on December 31, 2010 was 527 units representing approximately $12.8 million in invoice value including approximately $700,000 related to 20 units that were awarded under a government project.

	2011	2010
Product Shipments	1,024	552
Lease Shipments	-	98
Cancellations/Adjustments	37	20
Orders	2,503	543
Backlog	1,969	527

We have accepted orders that require certain conditions or contingencies to be satisfied prior to shipment, some of which are outside of our control. Historically, shipments made against these orders generally occur between ninety (90) days and twenty-four (24) months from the date of acceptance of the order.

The assembly of GenDrive products that we sell is performed at our manufacturing facility in Latham, New York. Currently, the supply and manufacture of several critical components used in our products are performed by sole-sourced third-party vendors in the U.S., Canada and China.

 We intend to focus our efforts on developing, manufacturing and selling our GenDrive products and do not expect to develop or manufacture GenSys or GenCore products in the near term. In 2010, to the extent of existing purchase commitments, we continued to manufacture and support our GenCore® product, and shipped 10 units representing approximately $130,000 in revenue during that year.

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

During 2011, the U.S. Patent and Trademark Office (USPTO) issued four new patents to the Company and we have a total of 157 issued patents currently active with the USPTO.  At the close of 2011, we had approximately ten U.S. patent applications pending. The number of pending patent applications decreased in 2011 as we continued our efforts to focus our intellectual property protection on our current product offerings. Additionally, we have seven trademarks registered with the U.S. Patent and Trademark Office.

In October 2010, the Company licensed the intellectual property relating to its stationary power products, GenCore and GenSys, to IdaTech plc on a non-exclusive basis.  Plug Power maintains ownership of, and the right to use, the patents and other intellectual property licensed to IdaTech.  As part of the transaction, Plug Power also sold inventory, equipment and certain other assets related to its stationary power business.  Total consideration for the licensing and assets was $5 million and was received during October 2010. The consideration was subject to reduction by a maximum of $1 million in the event that the Company did not deliver certain of the assets sold. As of December 31, 2010, $1.0 million was included in assets held for sale and $1.0 million was included in other current liabilities in the consolidated balance sheets.  Upon delivery of those certain assets in the quarter ended June 30, 2011 the $1.0 million in consideration was released.

The Company formed a joint venture company based in France with Axane, S.A. under the name Hypulsion to develop and sell hydrogen fuel cell systems for the European material handling market. As part of the formation of Hypulsion, the Company and Hypulsion entered into a License Agreement (the “License Agreement”) dated as of February 29, 2012 pursuant to which the Company granted a license to Hypulsion of certain intellectual property.

Government Regulation

Our products and their installations are subject to oversight and regulation at the state and local level in accordance with state and local statutes and ordinances relating to, among others, building codes, fire codes, public safety, electrical and gas pipeline connections and hydrogen siting. The level of regulation may depend, in part, upon where a system is located.

In addition, product safety standards have been established by the American National Standards Institute (ANSI) covering the overall fuel cell system. The class 1, 2 and 3 GenDrive products are designed with the intent of meeting the requirements of UL 2267 “Fuel Cell Power Systems for Installation in Industrial Electric Trucks” and NFPA 505 “Fire Safety Standard for Powered Industrial Trucks”.  The hydrogen tanks used in these systems have been either certified to ANSI/CSA NGV2-2007 “Compressed Natural Gas Vehicle Fuel Containers” or ISO/TS 15869 “Gaseous hydrogen and hydrogen blends-Land vehicle fuel tanks”.  A limited production of our class 1 GenDrive product was approved by a European Notified Body to carry the CE Mark. We will continue to design our GenDrive products to meet ANSI and/or other standards in 2012.  We will also pursue the approval to carry the CE Mark for class 1, 2 and 3 GenDrive Products from a European Notified Body.  The hydrogen tanks used in these systems will be certified to the Pressure Equipment Directive by a European Notified Body.  Other than these requirements, at this time we do not know what additional requirements, if any, each jurisdiction will impose on our products or their installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our products. As we continue distributing our systems to our target markets, the federal, state or local government entities may seek to impose regulations or competitors may seek to influence regulations through lobbying efforts.

Raw Materials

Although most components essential to our business are generally available from multiple sources, we currently obtain certain key components including, but not limited to, fuel cell stack materials and energy storage devices, from single or limited sources. In 2010, Plug Power signed a supply agreement with Ballard Power Systems (Ballard) which continues through December 31, 2014. An addendum to this agreement was signed on June 30, 2011. Under this agreement, Ballard will serve as the exclusive supplier of fuel cell stacks for Plug Power’s GenDrive product line for North America and select European countries.

We believe there are a few component suppliers and manufacturing vendors whose loss to the Company could have a material adverse effect upon our business and financial condition. At this time, such vendors include, but are not limited to, Ballard and Air Squared, Inc. (Air Squared).  We attempt to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions and internal and external manufacturing schedules and levels.

Research and Development

Because the fuel cell industry is characterized by its early state of adoption, our ability to compete successfully is heavily dependent upon our ability to ensure a continual and timely flow of competitive products, services, and technologies to the marketplace. We continue to develop new products and technologies and to enhance existing products in the areas of cost, size, weight, and in supporting service solutions in order to drive commercialization. We may expand the range of our product offerings and intellectual property through licensing and/or acquisition of third-party business and technology. Our research and development expense totaled $5.7 million, $12.9 million and $16.3 million in 2011, 2010 and 2009, respectively. We also had cost of research and development contract revenue of $6.2 million, $6.4 million and $12.4 million in 2011, 2010 and 2009, respectively. These expenses represent the cost of research and development programs that are partially funded under cost reimbursement research and development arrangements with third parties.

Employees

As of December 31, 2011, we had 195 employees, including 45 temporary employees.

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

We have not achieved profitability in any quarter since our formation and we will continue to incur net losses until we can produce sufficient revenue to cover our costs. Our net losses were approximately $60.6 million in 2007, $121.7 million in 2008, $40.7 million in 2009, $47.0 million in 2010 and $27.5 million in 2011. As of December 31, 2011, we had an accumulated deficit of $754.8 million. We anticipate that we will continue to incur losses until we can produce and sell our products on a large-scale and cost-effective basis. Substantially all of our losses resulted from costs incurred in connection with our manufacturing operations, research and development expenses and from general and administrative costs associated with our operations. We cannot guarantee when we will operate profitably, if ever. In order to achieve profitability, among other factors (i) management must successfully execute our planned path to profitability in the early adoption markets on which we are focused, (ii) the hydrogen infrastructure that is needed to support our growth readiness and cost efficiency must be available and cost efficient, (iii) we must: continue to shorten the cycles in our product roadmap with  respect to: (A) product reliability and performance that our customers expect and (B) successful introduction of our products into the market, (iv) we must  accurately evaluate our markets for, and react to, competitive threats in both other technologies (such as advanced batteries) and our technology field, and (v) we must continue to lower our products’ build costs and lifetime service costs.  If we are unable to successfully take these steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We expect we will need to raise additional capital to fund our operations and such capital may not be available to us, in which case we may need to reduce and/or cease our operations.

Since inception, we have funded our operations primarily through private and public offerings of our common and preferred stock, borrowings under our line of credit and maturities and sales of our available-for-sale securities. To fully execute our future business plans, we expect we will need to raise additional funds through equity or debt financings, strategic alliances or otherwise. Our future liquidity and capital requirements will depend upon numerous factors, including the following: the timing and quantity of product orders and shipments; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products  gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities.  If we are unable to obtain additional capital, we may not be able to sustain our future operations and may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt could also impose significant restrictions on our operations. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Given the current economic environment, we believe that it could be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. In recent years, the stock market in general, and the NASDAQ Capital Market and the market for smaller capitalized companies in particular, have experienced significant price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies.  Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to reduce, delay and/or cease our operations and/or seek bankruptcy protection. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alliances or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow.

We do not have extensive experience in manufacturing and marketing our products and, as a result, may be unable to sustain a profitable commercial market for our new and existing products.

From 1997 to 2008, we focused primarily on research and development of fuel cell systems. In the latter half of 2008, we shifted our focus to viable commercialization of our fuel cell products.  While we have been manufacturing our products in small quantities for several years, we do not have extensive experience in mass-manufacturing and marketing our products. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in commercial quantities while meeting the quality, price, engineering, design, and production standards required to profitably market our products. Even if we are successful in developing our manufacturing capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our distributors or customers. Before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an emerging technology company seeking to sustain a viable commercial market for our new and existing products. If we are unable to sustain a viable commercial market for our products, that failure would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our purchase orders may not ship, be commissioned or installed, or convert to revenue, and our pending orders may not convert to purchase orders, which may have a material adverse effect on our revenue and cash flow.

Some of the orders we accept from customers require certain conditions or contingencies to be satisfied prior to shipment or prior to commissioning or installation, some of which are outside of our control. Historically, shipments made against these orders have generally occurred between ninety (90) days and twenty-four (24) months from the date of acceptance of the order. Orders received during the year ended December 31, 2011 totaled 2,503 units. Backlog on December 31, 2011 was 1,969 units. Of the unit orders in backlog on December 31, 2011, orders for 109 units were older than 12 months. The time periods from receipt of an order to shipment date and installation vary widely and are determined by a number of factors, including the terms of the customer contract and the customer’s deployment plan. There may also be product redesign or modification requirements that must be satisfied prior to shipment of units under certain of our agreements. If the redesigns or modifications are not completed, some or all of our orders may not ship or convert to revenue. We also have publicly discussed anticipated, pending orders with prospective customers; however, those prospective customers may require certain conditions or contingencies to be satisfied prior to issuing a purchase order to us, some of which are outside of our control. Such conditions or contingencies that may be required to be satisfied before we receive a purchase order may include, but are not limited to, successful product demonstrations or field trials.  Some conditions or contingencies that are out of our control may include, but are not limited to, government tax policy, government funding programs, and government incentive programs.  Additionally, some conditions and contingencies may extend for several years. We may have to compensate customers, by either reimbursement, forfeiting portions of associated revenue, or other methods depending on the terms of the customer contract, based on the failure on any of these conditions or contingencies.  This could have an adverse impact on our revenue and cash flow.

Our GenDrive product depends on the availability of hydrogen and our lack of control over or limited availability of such fuel may adversely impact our sales and product deployment.

Our products depend largely on the availability of natural gas and hydrogen gas. We are dependent upon hydrogen suppliers for success with the profitable commercialization of our GenDrive product.  Although we will continue to work with hydrogen suppliers to mutually agree on terms for our customers, including, but not limited to, price of the hydrogen molecules, liquid hydrogen, hydrogen infrastructure and service costs, to the benefit of our GenDrive product value proposition, ultimately we have no control over such third parties. If these fuels are not readily available or if their prices are such that energy produced by our products costs more than energy provided by other sources, then our products could be less attractive to potential users and our products’ value proposition could be negatively affected.  If hydrogen suppliers elect not to participate in the material handling market, there may be an insufficient supply of hydrogen for this market that could negatively affect our sales and deployment of our GenDrive product.

Unless we lower the cost of our GenDrive products and demonstrate their reliability, our product sales could be adversely affected.

The initial capital cost of our GenDrive products is currently higher than many established competing technologies. If we are unable to successfully complete the development of GenDrive or any future products we develop that are competitive with competing technologies in terms of price, reliability and longevity, customers will be unlikely to buy our products. The profitability of our products depends largely on material and manufacturing costs. We cannot guarantee that we will be able to lower these costs to the level where we will be able to produce a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity.

Our GenDrive products face intense competition and we may be unable to compete successfully.

The markets for energy products are intensely competitive. Some of our competitors in the fuel cell sector and in incumbent technologies are much larger than we are and may have the manufacturing, marketing and sales capabilities to complete research, development and commercialization of profitable, commercially viable products more quickly and effectively than we can.  There are many companies engaged in all areas of traditional and alternative energy generation in the United States, Canada and abroad, including, among others, major electric, oil, chemical, natural gas, battery, generator and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. These firms are engaged in forms of power generation such as solar and wind power, reciprocating engines and micro turbines, advanced battery technologies, generator sets, fast charged technologies and other types of fuel cell technologies. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do.  Technological advances in alternative energy products, battery systems or other fuel cell technologies may make our products less attractive or render them obsolete.

We depend on only a few customers for the majority of our revenues and the loss of any one or more of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, financial condition and results of operations.

We sell most of our products to a small number of customers, and while we are continually seeking to expand our customer base, we expect this will continue for the next several years. As of December 31, 2011, five of our customers comprised approximately 83.0% of the total accounts receivable balance, with each customer individually representing 27.0%, 17.3%, 16.4%, 12.1% and 10.2% of that amount. For the year ended December 31, 2011, contracts with three customers comprise approximately 39.0% of total consolidated revenues, with each customer individually representing 14.5%, 14.0% and 10.5%, of total consolidated revenues, respectively. Any decline in business with these small numbers of customers could have an adverse impact on our business, financial condition and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers. Any fluctuations in demand from such customers or other customers may negatively impact our business, financial condition and results of operations. If we are unable to broaden our customer base and expand relationships with potential customers, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our business, financial condition and results of operations. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including: (i) a slowdown or delay in a customer’s deployment of our products could significantly reduce demand for our products; (ii) reductions in a single customer’s forecasts and demand could result in excess inventories; (iii) the current or future economic conditions could negatively affect one or more of our major customers and cause them to significantly reduce operations, or file for bankruptcy; (iv) consolidation of customers can reduce demand as well as increase pricing pressure on our products due to increased purchasing leverage; (v) each of our customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules; and (vi) concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if one of our major customers declared bankruptcy or delayed payment of their receivables.

Our stock price has been and could remain volatile, which could adversely affect the price of our stock, our ability to raise additional capital and/or cause us to be subject to securities class action litigation.

The market price of our common stock has historically experienced and may continue to experience significant volatility. In 2011, the market price of our common stock fluctuated from a high of $10.70 per share in the first quarter of 2011 to a low of $1.35 per share in the third quarter of 2011. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities’ analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders, including one or more of our strategic partners, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Such market price volatility could adversely affect our ability to raise additional capital. In addition, we may be subject to additional securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

The loss of one or more of our key supply partners could have a material adverse effect on our business.

We have certain key suppliers, such as Ballard and Air Squared, that we rely on for critical components in our products and there are numerous other components for our products that are sole sourced.  A supplier’s failure to develop and supply components in a timely manner or at all, or to develop or supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our products. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

Two of our stockholders, OJSC “Third Generation Company of the Wholesale Electricity Market” (OGK-3) and affiliates and associates of AWM Investment Company, including, but not limited to Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P. and Special Situations Private Equity Fund, L.P. (collectively, SSF) has substantial control over us and could limit our other stockholders’ ability to influence the outcome of key transactions, including a change of control.

As of March 29, 2012, OGK-3 and SSF owned approximately 11.8% and 24.0%, respectively, of the outstanding shares of our common stock. As a result, each of OGK-3 and SSF can significantly influence or control certain matters requiring approval by our stockholders, including the approval of mergers or other extraordinary transactions. The interests of OGK-3 and SSF may differ from the interest of the Company and its other stockholders, and OGK-3 and/or SSF may vote in a way which may be adverse to the interests of the Company and its other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring key transactions such as a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock. There may be other shareholders who beneficially own significant shares of the Company’s common stock such that they may influence or have control over certain Company matters.  However, such shareholders have not yet filed reports to disclose their ownership of the Company and we cannot confirm the exact ownership of those shareholders at this time.

In addition, pursuant to the Standstill and Support Agreement, dated as of May 6, 2011, among the Company, OGK-3 and OJSC “INTER RAO UES”, the owner of a majority of the outstanding equity interests of OGK-3, INTER RAO UES has the right to nominate two members to serve on the Board of Directors of the Company.  In October 2011, we increased our board to eight directors and appointed two new directors to serve on the Board of Directors.  These two individuals are affiliates of INTER RAO UES and were nominated pursuant to the Standstill and Support Agreement.

The sale by OGK-3 or SSF of a substantial number of shares of the Company’s common stock could cause the market price of our common stock to decline and adversely affect our ability to remain listed on an exchange and/or raise capital through equity offerings.

OGK-3 held 4,462,693 shares of common stock as of March 29, 2012, which represented in the aggregate approximately 11.8% of the Company’s outstanding common stock. SSF held 9,060,000 shares of common stock as of March 29, 2012, which represented in the aggregate approximately 24.0% of the Company’s outstanding common stock. If OGK-3 or its affiliates sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly.

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

For example, we have formed a joint venture company based in France with Axane, S.A. under the name Hypulsion to develop and sell hydrogen fuel cell systems for the European material handling market.  However, for the reasons discussed above, Hypulsion may not be able to accomplish its goals or become profitable.

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

We may enter into contracts for products that have not yet been developed or produced, which may give such customers the right to terminate their agreements with us.

We may enter into contracts with our customers for certain products that have not been developed or produced.   There can be no assurance that we will complete the development of these products and meet the specifications required to fulfill customer agreements and deliver products on schedule. Pursuant to such agreements, the customers would have the right to provide notice to us if, in their good faith judgment, we have materially deviated from such agreements. Should a customer provide such notice, and we cannot mutually agree to a modification to the agreement, then the customer may have the right to terminate the agreement, which could adversely affect our future business.

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

Failure of our prospective customer demonstrations could negatively impact demand for our products.

We conduct demonstrations with a number of our prospective customers, and we plan to conduct additional demonstrations for prospective customers as required in the future. We may encounter problems and delays during these demonstrations for a number of reasons, including the failure of our technology or the technology of third parties, as well as our failure to maintain and service our products properly. Many of these potential problems and delays are beyond our control. Any problem or perceived problem with our demonstrations with these prospective customers could materially harm our reputation and impair market acceptance of, and demand for, our products.

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

For example, platinum is a key material in our PEM fuel cells. Platinum is a scarce natural resource and we are dependent upon a sufficient supply of this commodity. Any shortages could adversely affect our ability to produce commercially viable fuel cell systems and significantly raise our cost of producing our fuel cell systems.

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

Provisions in our charter documents and Delaware law may discourage or delay an acquisition that stockholders may consider favorable, which could decrease the value of our common stock.

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

We are subject to the risks arising from adverse changes in global economic conditions. For example, adverse changes in general economic conditions, continuing economic uncertainties, and the direction and relative strength of the U.S. economy has become increasingly uncertain. If economic growth in the United States and other countries slows or recedes, our current or prospective customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition, which could materially and adversely affect our business, results of operations and financial condition.

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

Item 1B.                Unresolved Staff Comments

There are no unresolved comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2011 fiscal year.

Item 2.                   Properties

Our principal offices are located in Latham, New York. At our 36-acre campus, we own a 140,000 square foot facility that includes our general office building, our manufacturing facility, and our research and development center.  We believe that this facility is sufficient to accommodate our anticipated production volumes for at least the next two years.

Item 3.                   Legal Proceedings

In July 2008, Soroof Trading Development Company Ltd. (Soroof) filed a demand for arbitration against GE Fuel Cell Systems, LLC (GEFCS) claiming breach of a distributor agreement and seeking damages of $3 million. Prior to GEFCS’ dissolution in 2006, the Company held a 40% membership interest and GE Microgen, Inc. (GEM) held a 60% membership interest in GEFCS.  In January 2010, Soroof requested, and GEM and Plug Power Inc. agreed, that the arbitration proceeding be administratively closed pending final resolution of the matter in United States District Court, Southern District of New York. On January 22, 2010, Soroof filed a complaint in United States District Court, Southern District of New York naming, among others, Plug Power Inc., GEFCS, and GEM as defendants, and the lawsuit is pending.  Accordingly, while there continues to be on-going discussions between the parties, we believe that it is too early to determine (i) whether there is likely exposure to an adverse outcome and (ii) whether or not the probability of an adverse outcome is more than remote. The Company, GEFCS, GEM and General Electric Company (GE) are party to an agreement under which the Company agreed to indemnify such parties for up to $1 million of certain losses related to the Soroof distributor agreement.  GE has made a claim for indemnification against the Company under this agreement for all losses it may suffer as a result of the Soroof dispute.

Item 4.                   Mine Safety Disclosures

Not applicable.

PART II

Item 5.                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During the years ended December 31, 2011 and 2010, we issued 133,748 and 90,166 shares, respectively, of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

Market Information. Our common stock is traded on the NASDAQ Capital Market under the symbol “PLUG.” As of March 29, 2012, there were approximately 2,713 record holders of our common stock. However, management believes that a significant number of shares are held by brokers under a “nominee name” and that the number of beneficial shareholders of our common stock exceeds 41,808. The following table sets forth the high and low sale price per share of our common stock as reported by the NASDAQ Capital Market for the periods indicated:

	Sales prices
	High	Low
2011
1st Quarter	$10.70	$3.60
2nd Quarter	$7.80	$1.91
3rd Quarter	$2.63	$1.35
4th Quarter	$2.71	$1.50
2010
1st Quarter	$7.60	$4.90
2nd Quarter	$7.30	$3.60
3rd Quarter	$5.70	$3.70
4th Quarter	$5.70	$3.60

Dividend Policy.  We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.

Five-Year Performance Graph. Below is a line graph comparing the percentage change in the cumulative total return on the Company’s common stock, based on the market price of the Company’s common stock, with the total return of companies included within the NASDAQ Market Index and the companies included within the Russell 300 Technology Index for the period commencing December 31, 2006 and ending December 31, 2011. The calculation of the cumulative total return assumes a $100 investment in the Company’s common stock, the NASDAQ Market Index and the Russell 300 Technology Index on December 31, 2006 and the reinvestment of all dividends.

Index	2006	2007	2008	2009	2010	2011
PLUG POWER INC.	100.00	101.54	26.22	18.25	9.51	5.24
RUSSELL 300 TECHNOLOGY INDEX	100.00	115.00	65.63	106.70	120.28	118.71
NASDAQ MARKET INDEX	100.00	108.47	66.35	95.38	113.19	113.81

See also Part III Item 12 in this Annual Report on Form 10-K for additional detail related to security ownership and related stockholder matters, and for additional detail on equity compensation plan matters.

Item 6.                   Selected Financial Data

The following tables set forth selected financial data and other operating information of the Company. The selected statements of operations and balance sheet data for 2011, 2010, 2009, 2008, and 2007 as set forth below are derived from the audited Consolidated Financial Statements of the Company. The information is only a summary and you should read it in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		Years Ended December 31,
	2011	2010	2009	2008	2007
Statements Of Operations:		(in thousands, except per share data)
Product and service revenue	$23,223	$15,739	$4,833	$4,667	$3,082
Research and development contract revenue	3,886	3,598	7,460	13,234	13,189
Licensed technology revenue	517	136	-	-	-
Total revenue	27,626	19,473	12,293	17,901	16,271
Cost of product and service revenues	30,670	23,111	7,246	11,442	9,399
Cost of research and development contract revenues	6,232	6,371	12,433	21,505	19,045
Research and development expense	5,656	12,901	16,324	34,987	39,218
Selling, general and administrative expenses	14,546	25,572	15,427	28,333	19,323
Goodwill impairment charge	-	-	-	45,843	-
Gain on sale of assets	(673)	(3,217)	-	-	-
Amortization of intangible assets	2,322	2,264	2,132	2,225	1,614
Other income (expense), net	3,673	570	560	4,734	11,757
Net loss	$(27,454)	$(46,959)	$(40,709)	$(121,700)	$(60,571)

Loss per share, basic and diluted	$(1.46)	$(3.58)	$(3.15)	$(13.62)	$(6.94)

Weighted average number of common shares outstanding	18,778	13,123	12,911	8,938	8,734

Balance Sheet Data:
(at end of the period)
Unrestricted cash, cash equivalents and available-for-sale securities	$13,857	$21,359	$62,541	$104,688	$165,701
Trading securities – auction rate debt securities	-	-	53,397	52,651	-
Total assets	55,656	59,177	164,185	209,112	268,392
Borrowings under line of credit	5,405	-	59,375	62,875	-
Current portion of long-term obligations	-	-	533	401	1,384
Long-term obligations	6,541	1,244	2,426	1,313	4,580
Stockholders' equity	29,036	42,913	88,269	125,864	248,900
Working capital	19,415	23,659	60,009	86,171	163,906

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of fuel cell systems for the industrial off-road (forklift or material handling) market. We continue to leverage our unique fuel cell application and integration knowledge to identify early adopter markets for which we can design and develop innovative systems and customer solutions that provide superior value, ease-of-use and environmental design. We have made significant progress in our analysis of the material handling market. We believe we have developed reliable products which allow the end customers to eliminate incumbent power sources from their operations, and realize their sustainability objectives through clean energy alternatives.

In October, 2011 we introduced our next generation GenDrive products.  These next generation fuel cell units include a simplified architecture featuring 30% fewer components, giving customers greater flexibility in managing their deployments.  During the year, we received several new orders from Kroger, P&G and Associate Wholesale Grocers.  We also experienced add-on orders from Walmart, Coca-Cola, Sysco, Wegmans and BMW. We expect continued sales momentum in 2012 with our key target customers.

Effective April 1, 2010, we were no longer considered a development stage enterprise since principal operations began to provide more than insignificant revenues as we received orders from repeat customers, increased our customer base and had a significant backlog. Prior to April 1, 2010, we were considered a development stage enterprise because substantially all of our resources and efforts were aimed at the discovery of new knowledge that could lead to significant improvement in fuel cell reliability and durability and the establishment, expansion and stability of markets for our products.

We have experienced and continue to experience negative cash flows from operations and we expect to continue to incur net losses in the foreseeable future. Accordingly, in 2010, we restructured and consolidated our operations to focus on the GenDrive business. This restructuring has significantly reduced our operating expenses in 2011.

As of December 31, 2011, we had approximately $19.4 million of working capital, which includes $13.9 million of cash and cash equivalents to fund our future operations. Our future liquidity and capital requirements will depend upon numerous factors, including those identified in Item 1A (Risk Factors) – “We expect we will need to raise additional capital to fund our operations and such capital may not be available to us, in which case we may have to reduce and/or cease our operations.” As a result, we can provide no assurance that we will be able to fund our operations without external financing. If adequate funds are not available, we may be required to reduce and/or cease our operations and/or seek bankruptcy protection. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alliances or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow.

Recent Developments

Loan and Security Agreement. On August 9, 2011, the Company entered into a revolving credit facility arrangement (the Loan Agreement) with Silicon Valley Bank (SVB) providing availability to an additional $7 million to support working capital needs (See "Liquidity and Capital Resources" for further disclosure on the credit facility with SVB).

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

On October 19, 2011, the Board of Directors appointed Mr. Evgeny Miroshnichenko and Mr. Evgeny Rasskazov to serve as directors of the Company effective as of October 19, 2011. Each of Messrs. Miroshnichenko and Rasskazov was appointed as a director pursuant to the Standstill and Support Agreement dated as of May 6, 2011 among the Company, OJSC “INTER RAO UES,” (INTER RAO), and OJSC “Third Generation Company of the Wholesale Electricity Market,” (OGK-3). As of October 19, 2011, OGK-3 directly holds approximately 19.6% of our outstanding common stock, and is a majority-owned subsidiary of INTER RAO. The Standstill and Support Agreement provides that we will appoint two designees of INTER RAO to serve as Class II and Class III directors, with terms expiring at our 2013 and 2014 annual meetings of stockholders, respectively.

On January 24, 2012, the Company entered into a Master and Shareholders' Agreement with Axane, S.A. pursuant to which the Company and Axane formed a joint venture company based in France under the name Hypulsion (the "JV"). The principal purpose of the JV will be to develop and sell hydrogen fuel cell systems for the European material handling market. On February 29, 2012, the Company completed the formation of the JV and the Company and the JV entered into a Contribution and License Agreement and a Supply and Engineered Services Agreement.

On March 23, 2012, the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, entered into Amendment No. 3 (the Rights Amendment) to the Shareholders Rights Agreement, dated as of June 23, 2009 (as amended, the Rights Agreement).  The Rights Amendment provides that, generally, any beneficial ownership of shares of our common stock by affiliates and associates of AWM Investments Company, including but not limited to Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., and Special Situations Private Equity Fund, L.P., (collectively, SSF) will not cause the preferred stock purchase rights to become exercisable under the Rights Agreement, so long as SSF and their affiliates and associates do not at any time beneficially own shares of our common stock equaling or exceeding three percent more than the percentage of the then outstanding shares of common stock beneficially owned by SSF and their affiliates and associates immediately following the closing of our public offering on March 28, 2012.

On March 28, 2012, the Company completed an underwritten public offering of 13,000,000 shares of common stock.  The shares were sold at $1.15 per share for gross proceeds of approximately $15.0 million.  Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses payable by the Company, were approximately $13.6 million.  The Company intends to use the net proceeds of the offering for general corporate purposes, which may include working capital, capital expenditures, research and development expenditures, commercial expenditures, acquisitions of new technologies or businesses that are complementary to its current technologies or business focus, and investments.  In connection with the offering, the Company has granted the underwriter a 45-day option to purchase up to an additional 1,950,000 shares of common stock to cover over-allotments.

On March 29, 2012, the Company sold 1,950,000 additional shares of common stock, pursuant to the underwriter’s exercise of its over-allotment option in connection with the Company’s recently announced public offering, resulting in additional net proceeds to the Company of $2,085,525.

Results of Operations

Product and service revenue. Effective April 1, 2010, the Company adopted ASU No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements retroactive to January 1, 2010. ASU No. 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. See Note 18, Multiple-Deliverable Revenue Arrangements of the Consolidated Financial Statements, Part II, Item 8 of this Form 10-K for further discussion of our multiple-deliverable revenue arrangements.

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

Product and service revenue for the year ended December 31, 2011 increased $7.5 million, or 47.6%, to $23.2 million from $15.7 million for the year ended December 31, 2010.  This increase is primarily related to increased shipments during the current year.  In the product and service revenue category, there were 984 fuel cell shipments for the year ended December 31, 2011 as compared to 562 fuel cell systems shipped for the year ended December 31, 2010.

Product and service revenue for the year ended December 31, 2010 increased $10.9 million, or 225.7%, to $15.7 million from $4.8 million for the year ended December 31, 2009.  Approximately $10.5 million of the increase is related to the adoption of ASU No. 2009-13.

Research and development contract revenue. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with our cost-sharing percentages generally ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is related to our current product development efforts.

Research and development contract revenue for the year ended December 31, 2011 increased $288,000, or 8.0%, to $3.9 million from $3.6 million for the year ended December 31, 2010.  The increase is primarily related to two contracts that began in 2011, partially offset by the completion of contracts from prior years.  In the research and development category, during the twelve months ended December 31, 2011 we shipped 40 GenDrive fuel cell systems under government programs.

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

Cost of product and service revenue for the year ended December 31, 2011 increased $7.6 million, or 32.7%, to $30.7 million from $23.1 million for the year ended December 31, 2010. The increase is directly related to increased fuel cell shipments to end customers.  In the cost of product and service revenue category, there were 984 fuel cell shipments for the year ended December 31, 2011 and 562 fuel cell systems shipped for the year ended December 31, 2010.  The increase also includes an allocation of overhead costs charged to cost of product and service revenue as a result of increased sales and a focus on commercial production of our product. Accordingly, some of these costs were included in research and development expense until the second quarter of 2010, due to the Company’s focus on research and development at that time.

Cost of product and service revenue for the year ended December 31, 2010 increased $15.9 million, or 218.9%, to $23.1 million from $7.2 million for the year ended December 31, 2009. The increase is primarily related to increased product and service fuel cell system shipments to end customers. In the cost of product and service revenue category, there were 562 fuel cell system shipments for the year ended December 31, 2010, as compared to 117 for the year ended December 31, 2009.  This does not include additional shipments of 98 and 140 fuel cell shipments, respectively, that were being accounted for under a lease arrangement (until Plug Power subsequently sold the lease). Cost recognized on leased products were recorded on the consolidated balance sheets as investment in leased property and depreciated over the lease term. The increase in cost of product and service revenue was also due to an allocation of overhead costs charged to cost of product and service revenue as a result of increased sales and a focus on commercial production of our product. Accordingly, some of these costs were included in research and development expense until the second quarter of 2010, due to the Company’s focus on research and development at that time.

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

Cost of research and development contract revenue for the year ended December 31, 2011 decreased $139,000, or 2.2%, to $6.2 million from $6.4 million for the year ended December 31, 2010.  This decrease is primarily related to two new contracts that began in 2011, partially offset by the completion of contracts from prior years.

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

Research and development expense for the year ended December 31, 2011 decreased $7.2 million, or 56.2%, to $5.7 million from $12.9 million for the year ended December 31, 2010.  This decline is primarily a result of our 2010 restructuring, which was focused on the commercialization of our GenDrive product.  Prior to this restructuring the Company’s focus had been on research and development.

Research and development expense for the year ended December 31, 2010 decreased $3.4 million, or 21.0%, to $12.9 million from $16.3 million for the year ended December 31, 2009. This decrease was primarily a result of our 2010 restructuring, and corresponding wind-down of our operations in Plug Power Energy India Private Limited, Plug Power Canada and Plug Power Holland organizations. The decrease was also due to a higher allocation of overhead costs charged to cost of product and service revenue as a result of increased sales and a focus on commercial production of our product. Accordingly, some of these costs were previously included in research and development expense due to the Company’s focus on research and development at that time.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the year ended December 31, 2011 decreased $11.0 million, or 43.1%, to $14.6 million from $25.6 million for the year ended December 31, 2010.  This decrease was primarily a result of our May 2010 restructuring plan, including $8.1 million in charges recorded in 2010 for this restructuring, and a $2.1 million write-off of assets from Plug Power Canada.

Selling, general and administrative expenses for the year ended December 31, 2010 increased $10.1 million, or 65.8%, to $25.6 million from $15.4 million for the year ended December 31, 2009. This increase was primarily a result of the corporate restructuring plan announced in May 2010, which totaled $8.1 million and a $2.1 million write-off of assets from Plug Power Canada.

Gain on Sale of Assets. Gain on sale of assets represents the gain on sale of leased assets during 2011, and the sale of inventory, equipment and certain other assets in 2010.

In December, 2010, the Company assigned all of its rights, title and interest in its leased property to Somerset Capital Group, Ltd. (Somerset).  Due to contingent provisions in the agreement, the full amount of the sale could not be recognized at the time.  During the quarter ended September 30, 2011 the contingent provisions of the agreement were met, and an additional $673,000 was recorded as gain on sale of assets.

Effective October 26, 2010, the Company licensed the intellectual property relating to its stationary power products, GenCore and GenSys, to IdaTech plc on a non-exclusive basis.  Plug Power maintains ownership of, and the right to use, the patents and other intellectual property licensed to IdaTech.  As part of the transaction, Plug Power also sold inventory, equipment and certain other assets related to its stationary power business.  Total consideration for the licensing and assets was $5 million and was received during October 2010. This consideration was net against costs incurred to close the transaction. Accordingly, $3.2 million was recorded to gain on sale of assets in 2010.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets from Plug Power Canada Inc., including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets remained stable at $2.3 million for the years ended December 31, 2011 and December 31, 2010.

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

Interest and other income and net realized gains from available-for-sale securities decreased to $248,000 for the year ended December 31, 2011 from $1.1 million for the year ended December 31, 2010.  This decrease is primarily related to the sale of trading securities and available-for-sale securities during 2011 and 2010.

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

Interest and other expense. Interest and other expense consists of interest related to the Loan and Security Agreement, the Credit Line Agreement, long term debt, and foreign currency exchange gain/(loss).

Interest and other expense for the year ended December 31, 2011 was approximately $22,000, compared to approximately $487,000 for the year ended December 31, 2010  The decline is primarily related to the extinguishment of the Credit Line Agreement effective July 1, 2010.

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

See Note 18, Multiple-Deliverable Revenue Arrangements of the Consolidated Financial Statements, Part II, Item 8 of this Form 10-K for further discussion of our multiple-deliverable revenue arrangements.

 Product warranty reserve:  The product and service revenue contracts entered into as of January 1, 2010 generally provide a one to two-year product warranty to customers from date of shipment.  We currently estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for future claims in the period the revenue is recognized. The Company carefully monitors the warranty work requested by its customers and management believes that its current warranty reserve appears adequate as of December 31, 2011. The Company’s product and service warranty reserve as of December 31, 2011 is approximately $1,211,000 and is included in product warranty reserve in the consolidated balance sheets.

In addition to the standard product warranty, we have entered into certain contracts with customers that include extended warranty and maintenance terms of five to ten years from the date of installation. These contracts are accounted for as a deliverable in accordance with ASU 2009-13, and accordingly, revenue generated from these transactions is deferred and recognized in income over the warranty period. The fair value of the extended warranty and maintenance deliverable has been estimated using the projected cash outflows to meet the obligations in the related contract. Projected cash outflows have been determined using estimated product run hours, failure rates and other assumptions based on the Company’s historical experience.

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

 When we determine that the carrying value of long-lived assets, including identifiable intangible assets, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based upon the provisions of FASB ASC No. 350-35-30-14, Intangibles - Goodwill and Other and FASB ASC No. 360-10-35-15, Impairment or Disposal of Long-Lived Assets, as appropriate. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

 Expected volatility—The estimated stock price volatility was derived based upon the Company’s actual stock prices over an historical period equal to the expected life of the options, which represents the Company’s best estimate of expected volatility.

Expected option life—The Company’s estimate of an expected option life was calculated in accordance with the simplified method for calculating the expected term assumption. The simplified method is a calculation based on the contractual life and vesting terms of the associated options.

Risk-free interest rate—We use the yield on zero-coupon U.S. Treasury securities having a maturity date that is commensurate with the expected life assumption as the risk-free interest rate.

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

 Liquidity and Capital Resources

We have experienced recurring operating losses and as of December 31, 2011, we had an accumulated deficit of approximately $754.8 million. Substantially all of our losses resulted from costs incurred in connection with our manufacturing operations, research and development expenses and from general and administrative costs associated with our operations. To date, we have funded our operations primarily through private and public offerings of our common and preferred stock, our line of credit and maturities and sales of our available-for-sale securities. We anticipate incurring substantial additional losses and may never achieve profitability. Our May 2010 restructuring plan, which involved focusing on our GenDrive business and consolidating our operations into our Latham, New York facility, was expected to reduce these losses going forward. This restructuring significantly reduced our operating expenses in 2011.

As of December 31, 2011, we had approximately $19.4 million of working capital, which includes $13.9 million of cash and cash equivalents to fund our future operations. Additionally, on August 9, 2011, we entered into a revolving credit facility arrangement with Silicon Valley Bank (SVB) providing availability to an additional $7 million to support working capital needs. The Loan Agreement will expire on August 8, 2012.  See Note 8, Loan and Security Agreement, for additional information regarding the revolving credit facility. On March 28, 2012 and March 29, 2012, the Company completed a public offering of common stock, with net proceeds totaling $15.7 million.  See Note 22, Subsequent Events, for additional information regarding the public offering. We believe that our current cash, cash equivalents and cash generated from future sales, in conjunction with the availability of the credit facility, will provide sufficient liquidity to fund operations through the end of 2012. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions. In the event that our operating expenses are higher than anticipated or the gross margins and shipments of our GenDrive products do not increase as we expect, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs. Such plans include: our ability to further reduce discretionary expenses, monetize our real estate assets through a sale-leaseback arrangement and obtain additional funding from licensing the use of our technologies. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. As a result, we can provide no assurance that we will be able to fund our operations beyond 2012 without additional external financing. We continue to evaluate opportunities to raise additional capital to fund our business beyond 2012. Alternatives the Company would consider include equity or debt financings, strategic alliances or joint ventures. If we are unable to obtain additional capital prior to the end of 2012, we may not be able to sustain our future operations beyond the first quarter of 2013 and may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Given the difficult current economic environment, we believe that it could be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alliances or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable to us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.

During the year ended December 31, 2011, cash used for operating activities was $33.3 million, consisting primarily of a net loss of $27.5 million offset, in part, by net non-cash expenses in the amount of $2.8 million, including $4.5 million for amortization and depreciation, $1.5 million for stock based compensation, $309,000 for loss on disposal of property, plant and equipment, and a $3.5 million reduction for the change in fair value of common stock warrant liability. Cash provided by investing activities for the year ended December 31, 2011 was $10.3 million, consisting primarily of $10.4 million of maturities (net of purchases) of available-for-sale securities, $525,000 from restricted cash, and $673,000 from the sale of leased assets, offset by $1.3 million used to purchase property, plant and equipment. Cash provided by financing activities for the year ended December 31, 2011 was approximately $25.9 million consisting primarily of $22.6 million in proceeds from the public offering offset by $1.9 million in public offering costs, $5.4 million of proceeds from under line of credit, $158,000 for the purchase of treasury stock and $10,000 in principal payments on long-term debt.

 Several key indicators of liquidity are summarized in the following table:

	2011	2010	2009
Cash and cash equivalents at end of period	$13,857	$10,955	$14,581
Trading securities - auction rate debt securities at end of period	-	-	53,397
Available-for-sale securities at end of period	-	10,403	47,960
Borrowings under line of credit at end of period	5,405	-	59,375
Working capital at end of period	19,415	23,659	60,009
Net Loss	27,454	46,959	40,709
Net cash used in operating activities	33,310	40,770	38,228
Purchase of property, plant and equipment	1,326	1,100	533

Effective July 1, 2010, all auction rate debt securities were repurchased at par by the third-party lender holding the collateral under the Repurchase Agreement, which resulted in a corresponding reduction in amounts outstanding and the extinguishment of the Credit Line Agreement (See Note 7, Credit Line Agreement and Auction Rate Debt Securities Repurchase Agreement, of the Consolidated Financial Statements).

Loan and Security Agreement

On August 9, 2011, the Company entered into a loan and security agreement, as amended on September 28, 2011, (the Loan Agreement) with SVB providing that in return for paying an up-front fee of $52,250 the Company has access to up to $7 million of financing in the form of (i) revolving loans, (ii) letters of credit, (iii) foreign exchange contracts and (iii) cash management services such as merchant services, direct deposit of payroll, business credit card and check cashing services. Advances under the Loan Agreement cannot exceed a borrowing base limit calculated using (A) an advanced rate of 80% on the Company's eligible accounts receivable and (B) an advanced rate of 25% on the Company's eligible inventory (subject to a limit of the lesser of (a) $2 million and (b) 30% of all outstanding advances), subject to certain reserves established by SVB and other adjustments.

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

The Loan Agreement includes customary representations and warranties for credit facilities of this type. In addition, the Loan Agreement contains a number of covenants that impose significant operating and financial restrictions on the Company's operations, including restrictions pertaining to, among other things: (i) the condition of inventory; (ii) maintenance of an adjusted quick ratio of at least 1.50 to 1.0; (iii) intellectual property right protection and registration; (iv) dispositions of assets; (v) changes in business, management, ownership or business locations; (vi) mergers, consolidations or acquisitions; (vii) incurrence or assumption of indebtedness; (viii) incurrence of liens on any of the Company's property; (ix) paying dividends or making distributions on, or redemptions, retirements or repurchases of, capital stock; (x) transactions with affiliates; and (xi) payments on or amendments to subordinated debt. As of December 31, 2011, the Company is in compliance with all debt covenants.

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

See Note 8, Loan and Security Agreement, of the Consolidated Financial Statements for more detail.

Income Taxes

Under Internal Revenue Code (IRC) Section 382, the use of loss carryforwards may be limited if a change in ownership of a company occurs. If it is determined that due to transactions involving the Company’s shares owned by its 5 percent or greater shareholders a change of ownership has occurred under the provisions of IRC Section 382, the Company's Federal and state net operating loss carryforwards could be subject to significant IRC Section 382 limitations.

Based upon an IRC Section 382 study, a Section 382 ownership change occurred in 2011 that resulted in approximately $675 million of Federal and state net operating loss carryforwards being subject to IRC Section 382 limitations and as a result of IRC Section 382 limitations, approximately $618 million of the net operating loss carryforwards will expire prior to utilization. As a result of the IRC Section 382 limitations, these net operating loss carryforwards that will expire unutilized are not reflected in the Company’s gross deferred tax asset as of December 31, 2011.

The ownership change also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $7 million.  This will translate into unfavorable book to tax add backs in the Company's 2011 to 2016 U.S. corporate income tax returns that resulted in a gross deferred tax liability of $2.6 million at the time of the ownership change and $1.8 million at December 31, 2011 with a corresponding reduction to the valuation allowance.  This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense).  This has no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

  Contractual Obligations

Contractual obligations as of December 31, 2011, under agreements with non-cancelable terms are as follows:

	Total	<1 year	1-3 Years	3-5 Years	> 5 Years
Operating lease obligations	2,913,968	730,531	850,297	631,923	701,217
Purchase oligations (A)	6,121,642	6,121,642	-	-	-
Other long-term obligations (B),(C)	114,703	114,703	-	-	-
Line of credit (D)	5,405,110	5,405,110	-	-	-
	$14,555,423	$12,371,986	$850,297	$631,923	$701,217

(A)

During 2010, the Company signed a supply agreement with Ballard Power Systems (Ballard) which continues through December 31, 2014.  Under this agreement, Ballard will serve as the exclusive supplier of fuel cell stacks for the GenDrive product line for North America and select European countries.  An addendum to this agreement was signed on June 30, 2011.  The Company has contractual obligations under this addendum to purchase 3,250 fuel cell stacks between the dates of July 2, 2011 and December 31, 2012.  The Company also has contractual obligations related to building maintenance.

(B)

The Company has a contractual obligation to NYSERDA, a New York State Government agency, to pay royalties to NYSERDA based on 0.5% of net sales of our GenCore and GenSys products if product is manufactured in the state of New York. See Note 17 (Commitments and Contingencies) of the Consolidated Financial Statements for more detail.

(C)

The Company has a contractual obligation pursuant to a development collaboration agreement with General Electric Company (GE). The Company and GE agreed to extend the terms of the agreement such that the Company’s remaining obligation to purchase approximately $363,000 of services as of December 31, 2009 under the agreement became due and payable; however, the Company and GE entered into a Lease Agreement for space in the Company’s Latham, New York facility whereby the parties mutually agreed that the amount owed by the Company to GE under the development collaboration agreement would be offset by the rent owed by GE to the Company each month. The development collaboration agreement is scheduled to terminate on the earlier of (i) December 31, 2014 or (ii) upon the completion of a certain level of program activity. See Note 17 (Commitments and Contingencies) of the Consolidated Financial Statements for more detail.

33
(D)

The Company entered into a revolving credit facility arrangement with Silicon Valley Bank (SVB) on August 9, 2011, which provides availability of up to $7 million to support working capital needs. The Loan Agreement will expire on August 8, 2012.  See Note 8 (Loan and Security Agreement) for additional information regarding the revolving credit facility.

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

As of December 31, 2010, all of the Company’s operations had been relocated to the United States.  A portion of the Company’s total financial performance for 2011 was attributable to activities related to the winding up of operations in both Canada and India. Our exposure to changes in foreign currency rates was primarily related to short-term inter-company transactions with our previous Canadian and Indian subsidiaries and from client receivables in different currencies. As exchange rates vary, the Company’s results can be affected.

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

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit, under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

(c) Changes in Internal Control Over Financial Reporting

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

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)     DIRECTORS

Incorporated herein by reference is the information appearing under the captions “Information about our Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

(b)     EXECUTIVE OFFICERS

Incorporated herein by reference is the information appearing under the captions “Information about our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

ITEM 11.              EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the information appearing under the caption “Principal Stockholders” in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table gives information about the shares of Common Stock that may be issued upon the exercise of options, restricted stock and common stock warrants under the Company’s 1999 Stock Option and Incentive Plan, as amended (1999 Stock Option Plan), and the Company’s 2011 Stock Option and Incentive Plan.

Equity Compensation Plan Information

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security
holders	9,358,331 (1)	$4.36	218,885	(2)
Equity compensation plans not approved by
security holders	-	-	-

Total	9,358,331	$4.36	218,885

(1)

Represents 7,128,563 outstanding common stock warrants, 987,572 outstanding options and 280,771 shares of unvested restricted stock issued under the 1999 Stock Option Plan, and 961,425 outstanding options issued under the 2011 Stock Option Plan.

(2)	Includes shares available for future issuance under the 2011 Stock Option Plan.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the caption “Principal Stockholders” in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

 ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference is the information appearing under the caption “Independent Auditors Fees” in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

15(a)(1) Financial Statements

The financial statements and notes are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

15(a)(2) Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

All other schedules not filed herein have been omitted as they are not applicable or the required information or equivalent information has been included in the consolidated financial statements or the notes thereto.

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
Andrew Marsh,
President, Chief Executive Officer and Director

Date:  March 30, 2012

POWER OF ATTORNEY

                KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Andrew Marsh, Gerald A. Anderson and Gerard L. Conway such person’s true and lawful attorney-in-fact and agent with full power of substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	ANDREW MARSH Andrew Marsh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012

/s/	GERALD A. ANDERSON Gerald A. Anderson	Chief Financial Officer (Principal Financial Officer)	March 30, 2012

/s/	LARRY G. GARBERDING Larry G. Garberding	Director	March 30, 2012

/s/	MAUREEN O. HELMER Maureen O. Helmer	Director	March 30, 2012

/s/	DOUGLAS T. HICKEY Douglas T. Hickey	Director	March 30, 2012

/s/	GEORGE C. McNAMEE George C. McNamee	Director	March 30, 2012

/s/	EVGENY MIROSCHNICHENKO Evgeny Miroschnichenko	Director	March 30, 2012

/s/	EVGENY RASSKAZOV Evgeny Rasskazov	Director	March 30, 2012

/s/	GARY K. WILLIS Gary K. Willis	Director	March 30, 2012

Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.1, 10.2, 10.4, 10.5 and 10.10 through 10.21 represent the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Exhibit No.

and Description

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (7)

3.2	Third Amended and Restated By-laws of Plug Power Inc. (8)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (7)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (9)

3.5	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (13)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power. (2)

4.2	Shareholder Rights Agreement, dated as of June 23, 2009, between Plug Power Inc. and Registrar and American Stock Transfer & Trust Company, LLC, as Rights Agent. (9)

4.3	Amendment No. 1 To Shareholder Rights Agreement. (11)

4.4	Amendment No. 2 To Shareholder Rights Agreement. (17)

4.5	Amendment No. 3 To Shareholder Rights Agreement. (19)

4.6	Form of Warrant. (14)

10.1	Employee Stock Purchase Plan. (2)

10.2	Severance Agreement, dated as of July 12, 2007, by and between Plug Power Inc. and Gerald A. Anderson. (4)

10.3	Executive Severance Agreement, dated as of July 7, 2007, by and between Plug Power Inc. and Gerald A. Anderson. (4)

10.4	Indemnification Agreement, dated as of July 9, 2007, by and between Plug Power Inc. and Gerald A. Anderson. (4)

10.5	Registration Rights Agreement, dated as of June 29, 2006, by and between Plug Power Inc. and Smart Hydrogen Inc. (1)

Exhibit No.

and Description

10.6	Form of Indemnification Agreement entered into with each director. (1)

10.7	Plug Power Executive Incentive Plan. (3)

10.8	Employment Agreement, dated as of April 7, 2008, by and between Andrew Marsh and Plug Power Inc. (5)

10.9	Executive Employment Agreement, dated as of May 5, 2008, by and between Gerard L. Conway, Jr. and Plug Power Inc. (6)

10.10	Executive Employment Agreement, dated as of October 28, 2009, by and between Erik J. Hansen and Plug Power Inc. (10)

10.11	Executive Employment Agreement, dated as of February 9, 2010, by and between Adrian Corless and Plug Power Inc. (10)

10.12	Standstill and Support Agreement, dated as of May 6, 2011 among Plug Power Inc., OJSC “INTER RAO UES” and OJSC “Third Generation Company of the Wholesale Electricity Market”. (11)

10.13	Master and Shareholders’ Agreement, dated as of January 24, 2012, by and between Axane S.A. and Plug Power, Inc. (18)

10.14	License Agreement dated as of February 29, 2012, by and between Hypulsion, S.A.S. and Plug Power Inc. (18)

10.15	2011 Stock Option and Incentive Plan. (12)

10.16	Form of Incentive Stock Option Agreement. (15)

10.17	Form of Non-Qualified Stock Option Agreement for Employees. (15)

10.18	Form of Non-Qualified Stock Option Agreement for Independent Directors. (15)

10.19	Form of Restricted Stock Award Agreement. (15)

10.20	Loan and Security Agreement, dated as of August 9, 2011, by and between Plug Power Inc. and Silicon Valley Bank. (15)

10.21	First Loan Modification Agreement, dated as of September 28, 2011, by and between Plug Power Inc. and Silicon Valley Bank. (16)

23.1	Consent of KPMG LLP. (21)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)

(1)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 29, 2006.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File Number 333-86089).
(3)	Incorporated by reference to the Company’s current Report on Form 8-K dated February 15, 2007.
(4)	Incorporated by reference to the Company’s current Report on Form 8-K dated July 9, 2007.
(5)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 2, 2008.
(6)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.
(7)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.
(8)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.
(9)	Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 24, 2009.
(10)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.
(11)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 6, 2011.
(12)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 12, 2011.
(13)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 19, 2011.
(14)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 24, 2011.
(15)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2011.
(16)	Incorporated by reference to the Company’s current Report on Form 8-K dated September 28, 2011.
(17)	Incorporated by reference to the Company’s current Report on Form 8-K dated March 16, 2012.
(18)	Incorporated by reference to the Company’s current Report on Form 8-K dated March 21, 2012.
(19)	Incorporated by reference to the Company’s current Report on Form 8-K dated March 26, 2012.
(21)	Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Plug Power Inc.:

We have audited the accompanying consolidated balance sheets of Plug Power Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and stockholders' equity and comprehensive loss for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule II, Valuation and Qualifying Accounts.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plug Power Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for revenue arrangements with multiple-deliverables entered into or substantially modified after January 1, 2010 to adopt Accounting Standards Update No. 2009-13 on Topic 605, Revenue Recognition Multiple-Deliverable Revenue Arrangements.

/S/ KPMG LLP

Albany, New York

March 30, 2012

PLUG POWER INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$13,856,893	$10,955,403
Available-for-sale securities	-	10,403,315
Accounts receivable, less allowance of $0 in 2011 and $10,160 in 2010	13,388,909	4,196,361
Inventory	10,354,707	10,539,116
Assets held for sale	-	1,000,000
Prepaid expenses and other current assets	1,894,014	1,584,466
Total current assets	39,494,523	38,678,661
Restricted cash	-	525,000
Property, plant and equipment, net	8,686,840	9,838,631
Investment in leased property, net	-	263,239
Intangible assets, net	7,474,636	9,871,394
Total assets	$55,655,999	$59,176,925
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,668,721	$3,560,048
Accrued expenses	3,172,998	4,336,229
Product warranty reserve	1,210,909	862,480
Borrowings under line of credit	5,405,110	-
Current portion long term debt	-	9,956
Deferred revenue	5,542,004	4,349,749
Other current liabilities	80,000	1,901,372
Total current liabilities	20,079,742	15,019,834
Common stock warrant liability	5,320,990	-
Other liabilities	1,219,602	1,243,728
Total liabilities	26,620,334	16,263,562
Stockholders' equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
22,924,411 at December 31, 2011 and 13,369,924 at December 31, 2010	229,244	133,699
Additional paid-in capital	784,213,871	770,863,164
Accumulated other comprehensive income	928,744	965,868
Accumulated deficit	(754,783,812)	(727,329,858)
Less common stock in treasury, at cost:
165,906 shares at December 31, 2011 and 180,449 shares at December 31, 2010	(1,552,382)	(1,719,510)
Total stockholders' equity	29,035,665	42,913,363
Total liabilities and stockholders' equity	$55,655,999	$59,176,925

See accompanying notes to consolidated financial statements.

 PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2011, 2010 and 2009

	Twelve months ended
		December 31,
	2011	2010	2009
Product and service revenue	$23,223,265	$15,738,841	$4,832,773
Research and development contract revenue	3,886,114	3,597,870	7,459,783
Licensed technology revenue	516,563	135,938	-
Total revenue	27,625,942	19,472,649	12,292,556
Cost of product and service revenue	30,669,602	23,111,151	7,246,453
Cost of research and development contract revenue	6,232,210	6,370,797	12,433,361
Research and development expense	5,655,748	12,901,170	16,324,373
Selling, general and administrative expenses	14,545,965	25,572,364	15,426,806
Gain on sale of assets	(673,358)	(3,217,594)	-
Amortization of intangible assets	2,322,876	2,263,627	2,132,333
Operating loss	(31,127,101)	(47,528,866)	(41,270,770)
Interest and other income and net realized losses
from available-for-sale securities	248,430	1,056,932	1,689,299
Change in fair value of common stock warrant liability	3,447,153	-	-
Change in fair value of auction rate securities repurchase agreement	-	(5,977,822)	(4,246,524)
Net trading gain	-	5,977,822	4,246,524
Interest and other expense and foreign currency gain (loss)	(22,436)	(486,987)	(1,127,081)
Net loss	$(27,453,954)	$(46,958,921)	$(40,708,552)
Loss per share:
Basic and diluted	$(1.46)	$(3.58)	$(3.15)
Weighted average number of common shares
outstanding	18,778,066	13,123,162	12,911,066

Note – Share and per share information for the prior periods has been retroactively adjusted to reflect the May 19, 2011 one-for-ten reverse stock split of the Company’s common stock.

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011, 2010 and 2009

	Twelve months ended
	December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net loss	$(27,453,954)	$(46,958,921)	$(40,708,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and investment in leased property	2,132,117	4,969,263	3,634,668
Amortization of intangible assets	2,322,876	2,263,627	2,132,333
Stock-based compensation	1,452,259	1,174,576	1,928,501
Loss on disposal of property, plant and equipment	308,621	86,794	504,397
(Gain) loss on sale of leased assets	(673,358)	290,491	-
Provision for bad debts	-	10,160	92,560
Realized loss on available for sale securities	22,421	-	-
Net unrealized gains on trading securities	-	(5,977,822)	(4,246,524)
Change in fair value of auction rate debt securities repurchase agreement	-	5,977,822	4,246,524
Gain on repayable government assistance	-	-	(324,300)
Change in fair value of common stock warrant liability	(3,447,153)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(9,192,901)	(2,193,325)	65,440
Inventory	1,438,195	(4,409,582)	(95,935)
Prepaid expenses and other current assets	(310,089)	1,624,422	(684,277)
Accounts payable, accrued expenses, product warranty reserve and other liabilities	(1,101,356)	2,618,994	(3,944,407)
Deferred revenue	1,192,255	(246,968)	(828,675)
Net cash used in operating activities	(33,310,067)	(40,770,469)	(38,228,247)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,326,144)	(1,100,478)	(532,960)
Investment in leased property, net	-	(2,233,334)	(2,461,526)
Restricted cash	525,000	1,740,405	(2,265,405)
Proceeds from disposal of property, plant and equipment	46,650	121,564	223,000
Proceeds from sale of leased assets	673,358	3,221,168	-
Proceeds from trading securities	-	59,375,001	3,500,000
Proceeds from maturities and sales of available-for-sale securities	10,399,396	79,754,039	137,555,930
Purchases of available-for-sale securities	-	(42,311,734)	(161,803,208)
Net cash provided by (used in) investing activities	10,318,260	98,566,631	(25,784,169)
Cash Flows From Financing Activities:
Purchase of treasury stock	(158,492)	(441,506)	(534,418)
Proceeds from issuance of common stock and warrants	22,583,877	-	-
Proceeds from stock option exercises and employee stock purchase plan	-	-	76,493
Stock issuance costs	(1,891,378)	-	-
Proceeds (repayment) of borrowings under line of credit	5,405,110	(59,375,000)	(3,500,000)
Proceeds from long-term debt	-	-	1,793,461
Principal payments on long-term debt	(9,956)	(1,561,371)	(229,602)
Net cash provided by (used in) financing activities	25,929,161	(61,377,877)	(2,394,066)
Effect of exchange rate changes on cash	(35,864)	(43,865)	142,965
Increase (decrease) in cash and cash equivalents	2,901,490	(3,625,580)	(66,263,517)
Cash and cash equivalents, beginning of period	10,955,403	14,580,983	80,844,500
Cash and cash equivalents, end of period	$13,856,893	$10,955,403	$14,580,983

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the years ended December 31, 2011, 2010 and 2009

				Accumulated
				Other				Total	Total
	Common Stock		Additional Paid-	Comprehensive	Treasury Stock		Accumulated	Stockholders'	Comprehensive
	Shares	Amount	in-Capital	Income (Loss)	Shares	Amount	Deficit	Equity	Loss
December 31, 2008	12,816,400	$1,281,640	$765,347,706	$(359,253)	40,211	$(743,586)	$(639,662,385)	$125,864,122
Net loss	-	-	-	-	-	-	(40,708,552)	(40,708,552)	(40,708,552)
Foreign currency translation gain	-	-	-	1,293,770	-	-	-	1,293,770	1,293,770
Unrealized loss on available-for-sale securities, net of reclassification adjustments for realized net losses and gains
	-	-	-	(131,308)	-	-	-	(131,308)	(131,308)
Total comprehensive loss									$(39,546,090)
Stock based compensation	221,900	22,190	2,264,858	-	-	-	-	2,287,048
Stock issued under employee stock purchase plan	20,824	2,083	196,008	-	-	-	-	198,091
Purchase of treasury stock	-	-	-	-	58,409	(534,418)	-	(534,418)
December 31, 2009	13,059,124	$1,305,913	$767,808,572	$803,209	98,620	$(1,278,004)	$(680,370,937)	$88,268,753
Net loss	-	-	-	-	-	-	(46,958,921)	(46,958,921)	(46,958,921)
Foreign currency translation gain	-	-	-	276,959	-	-	-	276,959	276,959
Unrealized loss on available-for-sale securities, net of reclassification adjustments for realized net losses and gains
	-	-	-	(114,300)	-	-	-	(114,300)	(114,300)
Total comprehensive loss									$(46,796,262)
Stock based compensation	310,800	31,079	1,851,299	-	-	-	-	1,882,378
Reclassification adjustment - stock split	-	(1,203,293)	1,203,293	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	81,829	(441,506)	-	(441,506)
December 31, 2010	13,369,924	$133,699	$770,863,164	$965,868	180,449	$(1,719,510)	$(727,329,858)	$42,913,363
Net loss	-	-	-	-	-	-	(27,453,954)	(27,453,954)	(27,453,954)
Foreign currency translation loss	-	-	-	(55,626)	-	-	-	(55,626)	(55,626)
Unrealized loss on available-for-sale securities, net of reclassification adjustments for realized net losses and gains
	-	-	-	18,502	-	-	-	18,502	18,502
Total comprehensive loss									$(27,491,078)
Stock based compensation	221,737	2,217	1,848,330	-	833	(3,030)	-	1,847,517
Public offering common stock, net	9,332,750	93,328	11,831,027	-	-	-	-	11,924,355
Issuance of treasury shares	-	-	(328,650)	-	(35,000)	328,650	-	-
Purchase of treasury shares	-	-	-	-	19,624	(158,492)	-	(158,492)
December 31, 2011	22,924,411	$229,244	$784,213,871	$928,744	165,906	$(1,552,382)	$(754,783,812)	$29,035,665

Note – Share and per share information for the prior periods has been retroactively adjusted to reflect the May 19, 2011 one-for-ten reverse stock split of the Company’s common stock.

See accompanying notes to consolidated financial statements.

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

Liquidity

We have experienced recurring operating losses and as of December 31, 2011, we had an accumulated deficit of approximately $754.8 million. Substantially all of our losses resulted from costs incurred in connection with our manufacturing operations, research and development expenses and from general and administrative costs associated with our operations. To date, we have funded our operations primarily through private and public offerings of our common and preferred stock, our line of credit and maturities and sales of our available-for-sale securities. We anticipate incurring substantial additional losses and may never achieve profitability. Our May 2010 restructuring plan, which involved focusing on our GenDrive business and consolidating our operations into our Latham, New York facility, was expected to reduce these losses going forward. This restructuring significantly reduced our operating expenses in 2011.

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2011, we had approximately $19.4 million of working capital, which includes $13.9 million of cash and cash equivalents to fund our future operations. Additionally, on August 9, 2011, we entered into a revolving credit facility arrangement with Silicon Valley Bank (SVB) providing availability to an additional $7 million to support working capital needs. The Loan Agreement will expire on August 8, 2012.  See Note 8, Loan and Security Agreement, for additional information regarding the revolving credit facility. On March 28, 2012 and March 29, 2012, the Company completed a public offering of common stock, with net proceeds totaling $15.7 million. See Note 22, Subsequent Events, for additional information regarding the public offering. We believe that our current cash, cash equivalents and cash generated from future sales, in conjunction with the availability of the credit facility, will provide sufficient liquidity to fund operations through the end of 2012. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions. In the event that our operating expenses are higher than anticipated or the gross margins and shipments of our GenDrive products do not increase as we expect, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs. Such plans include: our ability to further reduce discretionary expenses, monetize our real estate assets through a sale-leaseback arrangement and obtain additional funding from licensing the use of our technologies. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. As a result, we can provide no assurance that we will be able to fund our operations beyond 2012 without additional external financing. We continue to evaluate opportunities to raise additional capital to fund our business beyond 2012. Alternatives the Company would consider include equity or debt financings, strategic alliances or joint ventures. If we are unable to obtain additional capital prior to the end of 2012, we may not be able to sustain our future operations beyond the first quarter of 2013 and may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Given the difficult current economic environment, we believe that it could be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alliances or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable to us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.

Public Offering

Refer to Note 12, Stockholders’ Equity, for information regarding our 2011 public offering.

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Investment Securities

Investment securities as of December 31, 2010 consisted of U.S. Treasury securities. The Company classified these securities as available-for-sale.

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available‑for‑sale securities are determined on a specific‑identification basis.

Accounts Receivable

Accounts receivable related to product and service arrangements are recorded when products are shipped or delivered to customers, as appropriate. Accounts receivable related to contract research and development arrangements are recorded when work is completed under the applicable contract. Accounts receivable are stated at the amount billed to customers. Accounts receivable are ordinarily due between 30 and 60 days after the issuance of the invoice. Accounts are considered delinquent when more than 90 days past due, and no extended payment agreements have been granted. Delinquent receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts and related receivable are reduced when the amount is deemed uncollectible.

Inventory

Inventory is stated at the lower of cost or market value and consists primarily of raw materials. In the case of our limited consignment arrangements, we do not relieve inventory until the customer has accepted the product, at which time the risks and rewards of ownership have transferred. At December 31, 2011 and 2010, inventory on consignment was valued at approximately $178,000 and $725,000, respectively.

Intangible Assets

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

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Prior to the adoption of ASU No. 2009-13, the Company applied the guidance within FASB ASC No. 605-10-S99, Revenue Recognition – Overall – SEC Materials, in the evaluation of its contracts to determine when to properly recognize revenue. Under FASB ASC No. 605-10-S99 revenue is recognized when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured.

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

See Note 18, Multiple-Deliverable Revenue Arrangements for further discussion of our multiple-deliverable revenue arrangements.

The product and service revenue contracts entered into since January 1, 2010 generally provide a one to two year product warranty to customers from date of installation.  We currently estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for future claims in the period the revenue is recognized. The Company carefully monitors the warranty work requested by its customers and management believes that its current warranty reserve appears adequate as of December 31, 2011. The Company’s product and service warranty as of December 31, 2011 is approximately $1,211,000 and is included in product warranty reserve in the consolidated balance sheets.

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company has also sold products with extended warranties that generally provide for a five to ten year warranty from the date of installation.  These types of contacts are accounted for as a deliverable in accordance with ASU No. 2009-13, and accordingly, revenue generated from these transactions is deferred and recognized in income over the warranty period.

In the case of the Company’s limited consignment sales, the Company does not begin recognizing revenue until the customer has accepted the product, at which time the risks and rewards of ownership have transferred, the price is fixed and the Company has a reasonable expectation of collection upon billing. The costs associated with the product, service and other obligations are generally expensed as they are incurred. At December 31, 2011 and 2010, the Company had unbilled amounts from product and service revenue in the amount of approximately $0 and $107,000, respectively and is included in other current assets in the consolidated balance sheets. At December 31, 2011 and 2010, the Company had customer deposits from product and service revenue, representing deposits in advance of performance of the allowable work, in the amount of approximately $0 and $576,000, respectively and is included in other current liabilities in the consolidated balance sheets. At December 31, 2011 and 2010, the Company had deferred product and service revenue in the amount of $5.5 million and $4.3 million, respectively and is included in deferred revenue in the consolidated balance sheets.

Research and Development Contract Revenue

Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages generally ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. All allowable work performed through the end of each calendar quarter is billed, subject to limitations in the respective contracts. We expect to continue research and development contract work that is directly related to our current product development efforts. At December 31, 2011 and 2010, the Company had unbilled amounts from research and development contract revenue in the amount of approximately $252,000 and $457,000, respectively and is included in other current assets in the consolidated balance sheets. Unbilled amounts at December 31, 2011 are expected to be billed during the first quarter of 2012. At December 31, 2011 and 2010, the Company had customer deposits from research and development contract revenue, representing deposits in advance of performance of the allowable work, in the amount of approximately $0 and $297,000, respectively and is included in other current liabilities in the consolidated balance sheets.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Stock Split

The financial statements for all prior periods have been retroactively adjusted to reflect the May 19, 2011 one-for-ten reverse stock split of the Company’s common stock.  See Note 12, Stockholders’ Equity, for more detail.

Common Stock Warrant Accounting

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging – Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. In compliance with applicable securities law, registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We classify these derivative warrant liabilities on the condensed consolidated balance sheets as a long term liability, which is revalued at fair value at each balance sheet date subsequent to the initial issuance. We use the Black-Scholes pricing model to value the derivative warrant liability. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants. The risk-free interest rate for May 31, 2011 (issuance date) and December 31, 2011 were .75% and .33%, respectively. The volatility of the market price of the Company’s common stock for May 31, 2011 (issuance date) and December 31, 2011 were 94.4% and 78.6%, respectively. The expected average term of the warrant used for both periods was 2.5 years. There was no expected dividend yield for the warrants granted. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as change in fair value of common stock warrant liability.

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

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Research and Development

Costs incurred in research and development by the Company are expensed as incurred.

Stock-Based Compensation

The Company maintains employee stock-based compensation plans, which are described more fully in Note 13, Employee Benefit Plans.

Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date, based on the fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the option’s requisite service period.

The Company estimates the fair value of stock-based awards using a Black-Scholes valuation model. Stock-based compensation expense is recorded in “Cost of product and service revenue”, “Research and development expense” and “Selling, general and administrative expense” in the consolidated statements of operations based on the employees’ respective function.

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based upon the amount of compensation cost recognized and the Company's statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax return are recorded in additional paid-in capital if the tax deduction exceeds the deferred tax asset or in the consolidated statements of operations if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards.  Excess tax benefits are recognized in the period in which the tax deduction is realized through a reduction of taxes payable. No tax benefit or expense for stock-based compensation has been recorded during the years ended December 31, 2011, 2010 and 2009 since the Company remains in a NOL position.

Per Share Amounts

Basic earnings per common share are computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as convertible preferred stock, stock options, unvested restricted stock, and common stock warrants) were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of dilutive common share equivalents, which is comprised of shares issuable under outstanding warrants, the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Since the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same.  All share information for the prior periods has been retroactively adjusted to reflect the May 19, 2011 one-for-ten reverse stock split of the Company’s common stock.

The following table provides the components of the calculations of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net loss	$(27,453,954)	$(46,958,921)	$(40,708,552)
Denominator:
Weighted average number of common shares
outstanding	18,778,066	13,123,162	12,911,066

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The dilutive potential common shares are summarized as follows:

		At December 31,
	2011	2010	2009
Stock options outstanding	1,948,997	432,846	598,129
Unvested restricted stock	280,771	437,958	868,267
Common stock warrants	7,128,563	57,143	57,143
Number of dilutive potential common shares	9,358,331	927,947	1,523,539

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

Subsequent Events

See Note 22, Subsequent Events, of the Consolidated Financial Statements for an evaluation of subsequent events and transactions through the date of this filing.

Recent Accounting Pronouncements

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

In June and December 2011, the FASB issued ASU No. 2011-05 and ASU No. 2011-12, Comprehensive Income(Topic 220), requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe the adoption of this new standard will have a material effect on its consolidated financial position, consolidated results of operations, and liquidity.

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

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

As of December 31, 2011, the Company no longer held any trading securities - auction rate debt securities since they were repurchased in July, 2010 at par by the third-party lender holding the collateral under the Repurchase Agreement which resulted in a corresponding reduction in amounts outstanding and the extinguishment of the Credit Line Agreement.

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 The following tables summarize the basis used to measure certain financial assets at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Unobservable
		Items	Inputs	Inputs
Balance at December 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$5,320,990	$-	$-	$5,320,990

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Unobservable
		Items	Inputs	Inputs
Balance at December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities -
U.S. treasury securities	$10,403,315	$10,403,315	$-	$-

The following tables show reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3):

Fair Value
Measurement Using
Significant
Common stock warrant liability	Unobservable Inputs
Beginning of period - January 1, 2011	$-
Issuance of common stock warrants	8,768,143
Change in fair value of common stock warrants	(3,447,153)
Fair value of common stock warrant liability at December 31, 2011	$5,320,990
Fair Value
Measurement Using
Significant
Trading securities - auction rate debt securities	Unobservable Inputs
Beginning of period - January 1, 2010	$53,397,179
Sale of trading securities for the year ended December 31, 2010	(59,375,001)
Net trading gain for the year ended December 31, 2010	5,977,822
Fair value of trading securities - auction rate debt securities at December 31, 2010	$-
Fair Value
Measurement Using
Significant
Auction rate debt securities repurchase agreement	Unobservable Inputs
Beginning of period - January 1, 2010	$5,977,822
Change in fair value of auction rate debt securities repurchase agreement for the year ended December 31, 2010	(5,977,822)
Fair value of auction rate debt securities repurchase agreement at December 31, 2010	$-

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following summarizes the valuation technique for assets measured and recorded at fair value:

Available-for-sale securities (Level 1): Available-for-sale securities represent U.S. treasury securities, where fair value is based on quoted market prices.

Common stock warrant liability (Level 3):  For our common stock warrants, fair value is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

Trading securities – auction rate debt securities and auction rate debt securities repurchase agreement (Level 3): The valuation of these auction rate debt securities and auction rate debt securities repurchase agreement is an estimate based upon factors specific to these securities, including duration, tax status (taxable or tax-exempt), credit quality, the existence of insurance wraps, and the composition of the underlying student loans (Federal Family Education Loan Program or private loans). Assumptions were made about future cash flows based upon interest rate formulas as described above. Also, the valuation included estimates of market data including yields or spreads of similar trading instruments, when available, or assumptions believed to be reasonable for non-observable inputs such as likelihood of redemption.  These securities were redeemed at par in July 2010.

4. Available-for-Sale Securities

There were no available-for-sale securities as of December 31, 2011.  The amortized cost and fair value of the Company’s available-for-sale securities as of December 31, 2010 were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
Balance at December 31, 2010	Cost	Gains	Losses	Fair Value

U.S. Treasury Securities	$10,421,817	$-	$18,502	$10,403,315

The above table includes two securities where the current fair value was less than the related amortized cost at December 31, 2010. These unrealized losses did not reflect any deterioration of the credit worthiness of the issuers of the securities. All securities were investment grade. The unrealized losses on these temporarily impaired securities was a result of changes in interest rates for fixed-rate securities where the interest rate received was less than the current rate available for new offerings of similar securities and changes in market spreads as a result of shifts in supply and demand. There were no unrealized losses in the available-for-sale securities portfolio at December 31, 2009. The contractual maturities of available-for-sale securities were all in the year ended December 31, 2011 for balances as of December 31, 2010, and December 31, 2010 for balances as of December 31, 2009.

The Company recognized gross gains, gross losses and proceeds on available-for-sale securities for each of the years ended December 31 as follows:

	2011	2010	2009
Proceeds on sales	$-	$14,975,693	$3,699,149
Proceeds on maturities	-	64,778,346	133,856,781
Gross realized gains	-	-	-
Gross realized losses	-	-	-

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5. Property, Plant and Equipment

Property, plant and equipment at December 31, 2011 and 2010 consist of the following:

	December 31,	December 31,
	2011	2010
Land	$90,000	$90,000
Buildings	15,332,232	14,557,080
Building improvements	4,939,283	6,843,954
Software, machinery and equipment	13,941,438	13,608,624
	34,302,953	35,099,658
Less accumulated depreciation	(25,616,113)	(25,261,027)
Property, plant, and equipment, net	$8,686,840	$9,838,631

Depreciation expense was $2.1million, $5.0 million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In the fourth quarter of 2010, we abandoned our facility in Richmond, B.C. As a result, in accordance with ASC No. 360-10-35-47, Long-Lived Assets to Be Abandoned, we recorded depreciation expense in the amount of $2.1 million.

6. Intangible Assets

Intangible assets, consisting of acquired technology and customer relationships related to the Cellex and General Hydrogen acquisitions during the year ended December 31, 2007 are amortized using a straight-line method over their useful lives of eight years. On January 1, 2008, General Hydrogen (Canada) Corporation, Plug Power Canada Inc. and Cellex Power Products, Inc. amalgamated as Plug Power Canada Inc.

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2011 are as follows:

				Effect of
	Weighted Average	Gross Carrying	Accumulated	Foreign Currency
	Amortization Period	Amount	Amortization	Translation	Total

Acquired Technology	8 years	$15,900,000	$(9,974,597)	$1,132,529	$7,057,932
Customer Relationships	8 years	1,000,000	(583,296)	-	416,704
		$16,900,000	$(10,557,893)	$1,132,529	$7,474,636

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2010 are as follows:

				Effect of
	Weighted Average	Gross Carrying	Accumulated	Foreign Currency
	Amortization Period	Amount	Amortization	Translation	Total

Acquired Technology	8 years	$15,900,000	$(7,776,713)	$1,206,411	$9,329,698
Customer Relationships	8 years	1,000,000	(458,304)	-	541,696
		$16,900,000	$(8,235,017)	$1,206,411	$9,871,394

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Amortization expense for acquired identifiable intangible assets for the years ended December 31, 2011, 2010, and 2009 was $2.3 million, $2.3 million, and $2.1 million, respectively. Estimated amortization expense for subsequent years is as follows:

2012	$2,277,773
2013	2,277,773
2014	2,277,773
2015	641,317
Total	$7,474,636

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

8. Loan and Security Agreement

On August 9, 2011, the Company entered into a loan and security agreement, as amended on September 28, 2011, (the Loan Agreement) with Silicon Valley Bank (SVB) providing that in return for paying an up-front fee of $52,250 the Company has access to up to $7 million of financing in the form of (i) revolving loans, (ii) letters of credit, (iii) foreign exchange contracts and (iv) cash management services such as merchant services, direct deposit of payroll, business credit card and check cashing services. Advances under the Loan Agreement cannot exceed a borrowing base limit calculated using (A) an advanced rate of 80% on the Company's eligible accounts receivable and (B) an advanced rate of 25% on the Company's eligible inventory (subject to a limit of the lesser of (a) $2 million and (b) 30% of all outstanding advances), subject to certain reserves established by SVB and other adjustments.

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The Loan Agreement includes customary representations and warranties for credit facilities of this type. In addition, the Loan Agreement contains a number of covenants that impose significant operating and financial restrictions on the Company's operations, including restrictions pertaining to, among other things: (i) the condition of inventory; (ii) maintenance of an adjusted quick ratio of at least 1.50 to 1.0; (iii) intellectual property right protection and registration; (iv) dispositions of assets; (v) changes in business, management, ownership or business locations; (vi) mergers, consolidations or acquisitions; (vii) incurrence or assumption of indebtedness; (viii) incurrence of liens on any of the Company's property; (ix) paying dividends or making distributions on, or redemptions, retirements or repurchases of, capital stock; (x) transactions with affiliates; and (xi) payments on or amendments to subordinated debt.  As of December 31, 2011, the Company is in compliance with these covenants.

The Loan Agreement also contains events of default customary for credit facilities of this type with, in some cases, corresponding grace periods, including, (i) failure to pay any principal or interest when due, (ii) failure to comply with covenants, (iii) any material adverse change occurring, (iv) an attachment, levy or restraint on our business, (v) certain bankruptcy or insolvency events, (vi) payment defaults relating to, or acceleration of, other indebtedness or that could result in a material adverse change to the Company's business, (vii) the Company or its subsidiaries becoming subject to judgments, claims or liabilities in an amount individually or in aggregate in excess of $150,000 (viii) any misrepresentations, or (ix) any revocation, invalidation, breach or invalidation of any subordinated debt. As of December 31, 2011, the Company is in compliance with all debt covenants.

The Loan Agreement will expire on August 8, 2012. The Loan Agreement may be terminated prior to August 8, 2012; however, the Company would be required to pay a $70,000 early termination fee in connection with a termination (i) by the Company for any reason or (ii) by SVB upon notice and after the occurrence and during the continuance of an event of default.

As of December 31, 2011 $5,405,110 was outstanding under the loan agreement and was recorded as borrowings under line of credit on the consolidated balance sheets.

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

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9. Accrued Expenses

Accrued expenses at December 31, 2011 and 2010 consist of:

	2011	2010
Accrued payroll and compensation related costs	$1,687,965	$869,545
Accrued restructuring costs	109,978	1,392,568
Accrued dealer commissions and customer rebates	132,850	492,700
Accrued software costs	-	542,500
Other accrued liabilities	1,242,205	1,038,916
Total	$3,172,998	$4,336,229

10. Restructuring Charges

On May 25, 2010, the Company adopted a restructuring plan to focus and align the Company on its GenDrive business. As part of this plan, the Company has consolidated all operations to its Latham, New York headquarters. The Company recorded restructuring charges and revisions to previous estimates in the amount of $452,054 and $8,096,868 within selling, general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2011 and December 31, 2010, respectively.

 The accrued restructuring charges relating to the May 2010 restructuring are comprised of the following at December 31, 2011:

	Accrued	Adjustments to,		Accrued
	restructuring	additional accrued		restructuring
	charges at	restructuring charges,		charges at
	January 1, 2011	or non-cash charges	Cash payments	December 31, 2011
Net lease obligations	$687,696	$452,054	$(1,139,750)	$-
Total	$687,696	$452,054	$(1,139,750)	$-

 During 2008, the Company adopted two restructuring plans to focus the Company on becoming a market and sales driven organization, to drive revenue growth, improve organizational efficiency and to position the Company for long-term profitability. As part of the plans, the Company implemented reductions in workforce, terminated purchase commitments, charged off inventory related to lapsed product lines, cut back discretionary spending, and deferred non-strategic projects.  The Company recorded restructuring charges and revisions to previous estimates in the amount of ($220,000), ($504,847) and $210,038 within selling, general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.  At December 31, 2011, $109,978 remains in accrued expenses on the consolidated balance sheets.

The accrued restructuring charges relating to the two 2008 restructurings are comprised of the following at December 31, 2011:

	Restructuring	Additional accrued		Restructuring
	charges at	restructuring charges,		charges at
	January 1, 2011	or non-cash charges	Cash payments	December 31, 2011
Contract cancellations	$547,356	$(220,000)	$(217,378)	$109,978
Net lease obligations	157,516	-	(157,516)	-
Total	$704,872	$(220,000)	$(374,894)	$109,978

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11. Income Taxes

The components of (loss) before income taxes and the provision for income taxes for the years ended December 31, 2011, 2010 and 2009 are as follows:

Loss before income taxes:	2011	2010	2009
United States	$(25,483,000)	$(38,567,000)	$(39,363,000)
Foreign	(1,971,000)	(8,392,000)	(1,346,000)
	$(27,454,000)	$(46,959,000)	$(40,709,000)

There was no current income tax expense for the years ended December 31, 2011, 2010 and 2009. The Company was a Limited Liability Company (LLC) until its merger into Plug Power Inc. effective November 3, 1999. From inception through November 3, 1999, the Company was treated as a partnership for federal and state income tax purposes and accordingly the Company’s income taxes or credits resulting from earnings or losses were payable by, or accrued to its members. Therefore, no provision for income taxes has been made prior to November 3, 1999.

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

The significant components of U.S. deferred income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Deferred tax expense (benefit)	$17,774,374	$(652,367)	$(1,679,144)
Net operating loss carryforward expired (generated)	187,596,630	(14,168,304)	(14,972,768)
Valuation allowance (decrease) increase	(205,371,004)	14,820,671	16,651,912
Provision for Income taxes	$-	$-	$-

The significant components of Foreign deferred income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Deferred tax benefit	$(1,268,116)	$(822,713)	$(1,633,336)
Net operating loss carryforward expired (generated)	496,400	(1,080,779)	147,019
Valuation allowance increase	771,716	1,903,492	1,486,317
Provision for Income taxes	$-	$-	$-

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company’s effective income tax rate differed from the Federal statutory rate as follows:

	2011	2010	2009
U.S. Federal statutory tax rate	(35.0%)	(35.0%)	(35.0%)
Deferred state taxes, net of federal benefit	(3.1%)	(2.4%)	(2.9%)
Common stock warrant liability	(4.4%)	0.0%	0.0%
Other, net	0.6%	(2.7%)	(0.8%)
Change to uncertain tax positions	(57.5%)	1.6%	0.0%
Foreign tax rate differential	0.8%	2.2%	0.2%
Expiring attribute carryforward	5.4%	1.2%	0.0%
Adjustments to open deferred tax balance	(1.7%)	0.3%	(4.3%)
Writeoff of tax attributes due to imposition of
Section 382 limitation	840.9%	0.0%	0.0%
Tax credits	(0.3%)	(0.6%)	0.7%
Change in valuation allowance	(745.7%)	35.4%	42.1%
	0.0%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax expense purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	U.S.		Foreign
	Years ended December 31,		Years ended December 31,
	2011	2010	2011	2010
Intangible assets	$199,980	$270,278	$324,654	$(28,763)
Non-employee stock based compensation	(1,555,822)	(1,792,727)	-	-
Gain on auction rate debt securities repurchase agreement	-	(2,271,572)	-	-
Impairment loss on available-for-sale securities	-	2,271,572	-	-
Deferred revenue	2,105,962	1,652,905	-	-
Other reserves and accruals	1,120,831	669,061	-	206,184
Capital loss carryforwards	-	5,883,890	-	-
Research and development tax credit carryforwards	73,722	9,833,063	1,533,281	1,512,346
Property, plant and equipment	1,126,531	753,930	528,596	521,379
Amortization of stock-based compensation	7,900,080	7,490,246	-	-
Capitalized research & development expenditures	15,162,000	17,328,000	4,759,800	3,667,068
Section 382 recognized built in loss	(1,819,014)	-	-	-
Net operating loss carryforwards	30,271,381	217,868,010	3,462,252	3,958,652
Total deferred tax asset	54,585,651	259,956,656	10,608,583	9,836,866
Valuation allowance	(54,585,651)	(259,956,656)	(10,608,583)	(9,836,866)
Net deferred tax assets	$-	$-	$-	$-

The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2011 and 2010 of approximately $65.2 million and $269.8 million, respectively. A reconciliation of the current year change in valuation allowance is as follows:

	Total	U.S.	Foreign
Increase in valuation allowance for current year increase in net operating losses:	$8,982,432	$8,799,089	$183,343
Decrease in valuation allowance for 382 limitations on tax attributes:	(212,112,671)	(212,112,671)	-
Decrease in valuation allowance for current year net decrease in deferred tax
assets other than net operating losses:	(2,279,655)	(2,057,422)	(222,233)
Increase in valuation allowance as a result of foreign currency fluctuation	136,168	-	136,168
Increase in valuation allowance due to current year change of deferred tax assets
as the result of uncertain tax positions.	674,438	-	674,438
Net (decrease) increase in valuation allowance	$(204,599,288)	$(205,371,004)	$771,716

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The deferred tax assets have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets may not be realized. Included in the valuation allowance as of December 31, 2011 and December 31, 2010 are $1.9 million and $14.3 million, respectively of deferred tax assets resulting from the exercise of employee stock options, which upon subsequent realization of the tax benefits, will be allocated directly to paid-in capital.

Before the imposition of IRC Section 382 limitations described below, at December 31, 2011, the Company has unused Federal and State net operating loss carryforwards of approximately $703 million, of which $70.3 million was generated from the operations of H Power during the period May 31, 1989, through the date of the H Power acquisition, $2.7 million was generated by Cellex through the date of the Cellex acquisition, $44.1 million was generated by General Hydrogen through the date of the General Hydrogen acquisition, and $585.9 million was generated by the Company during the period October 1, 1999 through December 31, 2011. The net operating loss carryforwards if unused will expire at various dates from 2012 through 2031. In 2011, net operating loss carryforwards of $3.9 million acquired as part of the H Power transaction expired.

Under Internal Revenue Code (IRC) Section 382, the use of loss carryforwards may be limited if a change in ownership of a company occurs. If it is determined that due to transactions involving the Company’s shares owned by its 5 percent or greater shareholders a change of ownership has occurred under the provisions of IRC Section 382, the Company's Federal and state net operating loss carryforwards could be subject to significant IRC Section 382 limitations.

Based upon an IRC Section 382 study, a Section 382 ownership change occurred in 2011 that resulted in approximately $675 million of Federal and state net operating loss carryforwards being subject to IRC Section 382 limitations and as a result of IRC Section 382 limitations, approximately $618 million of the net operating loss carryforwards will expire prior to utilization. As a result of the IRC Section 382 limitations, these net operating loss carryforwards that will expire unutilized are not reflected in the Company’s gross deferred tax asset as of December 31, 2011.

The ownership change also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $7 million.  This will translate into unfavorable book to tax add backs in the Company's 2011 to 2016 U.S. corporate income tax returns that resulted in a gross deferred tax liability of $2.6 million at the time of the ownership change and $1.8 million at December 31, 2011 with a corresponding reduction to the valuation allowance.  This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense).  This has no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

IRC Section 382 also limits the ability for a Company to utilize capital loss and research credit carryforwards.  Approximately $15.5 million of Federal capital loss carryforwards are subject to IRC Section 382 limitations and as a result of the IRC Section 382 limitations, the entire $15.5 million will expire prior to utilization.  Approximately $15.5 million of Research Credit are subject to IRC Section 382 limitations and as a result of the IRC Section 382 limitations, the entire $15.5 million will expire prior to utilization.  At December 31, 2011 the Company has US Federal Research and Experimentation credit carryforwards of approximately $0.1 million that were generated after the IRC Section 382 ownership change and will be available to offset future income tax that will expire in 2031.

At December 31, 2011, the Company has unused foreign net operating loss carryforwards of approximately $17.4 million. The net operating loss carryforwards if unused will expire at various dates from 2014 through 2031.  At December 31, 2011 the company has Scientific Research and Experimental Development expenditures of $21.8 million available to offset future taxable income.  These expenditures have no expiry date.  At December 31, 2011 the company has Canadian ITC credit carryforwards of $2.4 million available to offset future income tax.  These credit carryforwards if unused will expire at various dates from 2012 through 2027.  Approximately $3.6 million of the foreign net operating loss carryforwards, approximately $2.8 million of the Scientific Research and Experimental Development expenditures and $0.8 million of the Canadian ITC credit carryforwards represent unrecognized tax benefits and are therefore, not reflected in the Company's deferred tax asset as of December 31, 2011.

The Company intends to reinvest indefinitely any unrepatriated foreign earnings. As of December 31, 2011, the Company has no unrepatriated foreign earnings.

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
Unrecognized tax benefits balance at beginning of year	$17,893,011	$18,570,177	$18,149,125
Additions for tax positions of prior years	-	-	-
Reductions based on tax positions related to the current year	-	-	-
Reductions for tax positions of prior years	(15,874,599)	(716,419)	(55,884)
Settlements	-	-	-
Currency Translation	27,940	39,253	476,936
Unrecognized tax benefits balance at end of year	$2,046,352	$17,893,011	$18,570,177

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2011, the Company recognized $0 in interest and penalties. The Company had $1.2 million in interest and penalties accrued at December 31, 2011.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. Open tax years in the U.S. range from 2008 to 2011. Open tax years in the foreign jurisdictions range from 2004 to 2011. However, upon examination in subsequent years, if net operating loss carryforwards and tax credit carryforwards are utilized, the U.S. and foreign jurisdictions can reduce net operating loss carryforwards and tax credit carryforwards utilized in the year being examined if they do not agree with the carryforward amount. As of December 31, 2011, the Company was not under audit in the U.S. or non-U.S. taxing jurisdictions. No significant changes to the amount of unrecognized tax benefits are anticipated within the next twelve months.

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

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Preferred Stock

The Company has authorized 5.0 million shares of preferred stock, par value $.01 per share. The Company’s certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2011 and 2010, there were no shares of preferred stock issued and outstanding.

The Company has registered Series A Junior Participating Cumulative Preferred Stock, par value $.01 per share. As of December 31, 2011 and 2010, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.

Common Stock

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of December 31, 2011 and 2010 there were 22,758,505 and 13,189,475, respectively shares of common stock issued and outstanding.

13. Employee Benefit Plans

1999 Employee Stock Purchase Plan

In 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the Plan) under which employees were eligible to purchase shares of the Company’s common stock at a discount through periodic payroll deductions. The Plan was intended to meet the requirements of Section 423 of the Internal Revenue Code. Purchases occurred at the end of six month offering periods at a purchase price equal to 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, which ever was lower. Participants could elect to have up to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $12,500 within any offering period. The Company reserved 1,000,000 shares of common stock for issuance under the Plan. The Company issued 0, 0 and 208,240 shares of stock under the Plan during 2011, 2010 and 2009, respectively.

Under FASB ASC No. 718, Compensation – Stock Compensation, the 15% discount and the look-back feature are considered compensatory items for which expense must be recognized. The Company valued Plan shares as a combination position consisting of 15% of a share of non-vested stock and 85% of a six-month stock option. The value of the non-vested stock was estimated based on the trading value of the Company’s common stock at the beginning of the offering period, and an expected life of six months. The resulting per-share value was multiplied by the shares estimated to be purchased during the offering period based on historical experience to arrive at a total estimated compensation cost for the offering period. The estimated compensation cost was recognized on a straight-line basis over the offering period.

Effective July 1, 2009, the Company suspended this plan. Factors taken into consideration were the expense of administering the plan, participation rate and the introduction of the Company-wide stock option grant as an alternative means of promoting employee stock ownership.

      Stock Option Plan

2011 Stock Option and Incentive Plan

On May 12, 2011, the Company’s stockholders approved the 2011 Stock Option and Incentive Plan (the 2011 Plan). The 2011 Plan provides for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 1,000,000, plus (ii) the number of shares of common stock underlying any grants pursuant to the 2011 Plan or the Plug Power Inc. 1999 Stock Option and Incentive Plan that are forfeited, canceled, repurchased or are terminated (other than by exercise). The shares may be issued pursuant to stock options, stock appreciation rights, restricted stock awards and certain other equity-based awards granted to employees, directors and consultants of the Company. No grants may be made under the 2011 Plan after May 12, 2021.  Equity awards granted prior to May 12, 2011, were made under the 1999 Stock Option and Incentive Plan.

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2011 there were approximately 1.9 million options granted and outstanding and 219,000 options available to be issued under the 2011 Stock Option Plan. The 2011 Stock Option Plan permits the Company to: grant incentive stock options; grant non-qualified stock options; grant stock appreciation rights; issue or sell common stock with vesting or other restrictions, or without restrictions; grant rights to receive common stock in the future with or without vesting; grant common stock upon the attainment of specified performance goals; and grant dividend rights in respect of common stock. Options for employees issued under this plan generally vest in equal annual installments over three years and expire ten years after issuance. Options granted to members of the Board generally vest one year after issuance. To date, options granted under the 2011 Stock Option Plan have vesting provisions ranging from immediate vesting to three years in duration and expire ten years after issuance.

Compensation cost associated with employee stock options represented approximately $952,000 of the total share-based payment expense recorded for the year ended December 31, 2011. The Company estimates the fair value of stock options and shares issued under the employee stock purchase plan using a Black-Scholes valuation model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, an appropriate risk-free rate, and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 1,618,400, 150,000 and 1,375,500 options granted during the years ended December 31, 2011, 2010 and 2009, respectively were as follows:

	2011	2010	2009
Dividend yield:	0%	0%	0%
Expected term of options (years):	6	6	6
Risk free interest rate:	1.16%-2.61%	1.52%-2.93%	1.79%-2.80%
Volatility:	74%-79%	94%-95%	85%-89%

The Company’s estimate of an expected option term was calculated in accordance with the simplified method for calculating the expected term assumption. The estimated stock price volatility was derived from the Company’s actual historic stock prices over the past six years, which represents the Company’s best estimate of expected volatility.

A summary of stock option activity for the year December 31, 2011 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Instrinsic
	Shares	Price	Contractual Terms	Value
Options outstanding at December 31, 2010	432,846	$43.16	5.3	$-
Granted	1,618,400	3.71	10.0	-
Exercised	-	-	-	-
Forfeited	(39,578)	-	-	-
Expired	(62,671)	-	-	-
Options outstanding at December 31, 2011	1,948,997	$9.84	8.8	-
Options exercisable at December 31, 2011	339,536	38.72	5.0	-
Options unvested at December 31, 2011	1,609,461	3.74	9.6	-

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $3.58, $3.80 and $6.60, respectively. There were no stock options exercised during the year ended December 31, 2011. As of December 31, 2011, there was approximately $3,384,000 of unrecognized compensation cost related to stock option awards to be recognized over the next three years. The total fair value of stock options that vested during the years ended December 31, 2011 and 2010 was approximately $952,000 and $247,000, respectively.

Restricted stock awards vest in equal installments over a period of one to three years. Restricted stock awards were valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense of approximately $10,000 associated with its restricted stock awards in 2011. As of December 31, 2011, there was no unrecognized compensation cost related to restricted stock awards to be recognized over the next three years.

A summary of restricted stock activity for the year ended December 31, 2011 is as follows:

		Aggregate Intrinsic
	Shares	Value
Unvested restricted stock at December 31, 2010	437,958	$893,434
Granted	50,942	103,922
Forfeited	(157,187)	(320,661)
Vested	(50,942)	(103,922)
Unvested restricted stock at December 31, 2011	280,771	$572,773

For the years ended December 31, 2011, 2010, and 2009, the Company recorded expense of approximately $1.5 million, $1.2 million, and $1.9 million respectively, in connection with its share based payment awards.

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute 100% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings or less actual losses thereon. Participants are vested in the Company’s matching contribution based on years of service completed. Participants are fully vested upon completion of three years of service. During 2002, the Company began funding its matching contribution in common stock. Accordingly, the Company has issued 133,748, 90,166 and 60,755 shares of common stock to the Plug Power Inc. 401(k) Savings & Retirement Plan during 2011, 2010 and 2009, respectively.  These shares have been adjusted to reflect the May 19, 2011 one-for-ten stock split of the Company’s common stock.

The Company’s expense for this plan, including the issuance of shares, was approximately $374,000, $441,000 and $534,000 for years ended December 31, 2011, 2010 and 2009, respectively.

     Long Term Incentive Plan

On October 28, 2009, the Compensation Committee recommended and the Board of Directors approved a Long Term Incentive (LTI) Plan pursuant to the terms of the Company’s 1999 Stock Option and Incentive Plan. Designed as an incentive vehicle to support employee efforts, the LTI Plan seeks to increase shareholder value by encouraging Plug Power employees to continue to work diligently to further the Company’s long term goals.

Under the LTI Plan, a select group of critical employees received a Restricted Stock Unit Award Agreement (Agreement) awarding a one-time grant of restricted stock units (RSUs) calculated using a multiple of the selected employee’s base salary. According to the Agreement, the restrictions on each participant’s RSU allocation will lapse over a three year period upon successful completion of weighted performance-based metrics. Specifically, restrictions on 25% of RSUs are tied to the Company’s achievement of revenue targets, while the restrictions on 75% of RSUs are tied to the Company’s achievement of earnings before interest expense, taxes, depreciation, amortization and non-cash charges for equity compensation (measurement referred to in the Agreement as “EBITDAS”) targets. Intended to supplement the annual employee incentive plan payout, the total number of RSUs lapsing each year will vary depending on the Company’s progress achieving the corresponding threshold, target or stretch goals.

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In the event stretch revenue and EBITDAS metrics are reached during the next year of the grant period ending December 31, 2012, the Company could issue a maximum of 280,771 shares to LTI Plan participants, currently representing approximately 1.2% of total outstanding shares. Restrictions on these shares only lapse in the event the Company performs at the articulated performance metrics.

In 2011 and 2010, no threshold, target or stretch revenue and EBITDAS performance-based metrics were reached. Accordingly, no restrictions have lapsed, and 20% and 25% of the total awarded RSUs were forfeited for the 2011 and 2010 fiscal years, respectively. Therefore, no expense was recorded during the years ended December 31, 2011 and December 31, 2010, respectively, associated with these awards.

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

As of December 31, 2011 and 2010, the Company had no payables due to DTE under this commission provision and no outstanding receivables from DTE.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents, accounts receivable, accrued interest receivable and payable, accounts payable and borrowings under line of credit: The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short maturities of these instruments.

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

16. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Stock-based compensation accrual impact, net	$395,257	$707,802	$480,145
Change in unrealized loss/gain on available for sale securities	18,502	(114,300)	(131,308)
Cash paid for interest	12,634	471,386	999,665
Transfer of property, plant and equipment to assets held for sale	-	768,779	-
Transfer of investment in leased property to inventory	253,786	-	-

17. Commitments and Contingencies

Alliances and development agreements

General Electric Company (GE) Entities: On February 27, 2006, the Company, GE MicroGen, Inc., and GE restructured their service and equity relationships by terminating the joint venture and the associated distributor and other agreements, and entering into a new development collaboration agreement. Under this agreement, the Company and GE (through its Global Research unit) agreed to collaborate on programs including, but not limited to, development of tools, materials and components that can be applied to various types of fuel cell products. The Company and GE mutually agreed to extend the terms of the development collaboration agreement such that the Company was obligated to purchase $1 million of services from GE in connection with this collaboration prior to December 31, 2009. As of December 31, 2009, the approximately $363,000 obligation remaining under the extended development collaboration agreement became due and payable; however, the Company and GE d/b/a GE Global Research entered into a Lease Agreement dated October 6, 2009 for space in the Company’s Latham, New York facility whereby the parties mutually agreed that pursuant to section 4 of the Lease Agreement the amount owed by the Company to GE under the development collaboration agreement would be offset by the rent owed by GE to the Company each month. The development collaboration agreement is scheduled to terminate on the earlier of (i) December 31, 2014 or (ii) upon the completion of a certain level of program activity. As of December 31, 2011 and 2010, approximately $110,000 and $209,000, respectively, have been recorded as accrued expenses in the consolidated balance sheets related to the development collaboration agreement.

NYSERDA: The Company has an obligation to repay the New York State Environmental Research and Development Authority (NYSERDA) according to royalty payment provisions in each of the Company’s past and present NYSERDA agreements. For sales made by a New York State manufacturer, the Company must pay a royalty to NYSERDA at a rate of 0.5% of net sales of products developed under the NYSERDA programs; or, for a non-new York State manufacturer, the Company must pay a royalty to NYSERDA at a rate of 3% of net sales. The royalty payments are currently calculated at 0.5% of net sales of our GenCore and GenSys products because we are a New York State manufacturer and both of these products were developed using some percentage of NYSERDA monies. The Company’s maximum liability under the NYSERDA royalty provisions is one times the aggregate total amount of monies received from NYSERDA. If the total amount received from NYSERDA under an individual agreement is not paid back in royalties to NYSERDA within fifteen (15) years from the date of that individual agreement, then that amount is deducted from the aggregate total amount due under the royalty provisions. For the years ended December 31, 2011 and December 31, 2010, amounts payable under this agreement were approximately $5,000 and $4,000, respectively.

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Leases

As of December 31, 2011 and 2010, the Company has no capital leases outstanding. The Company has several non-cancelable operating leases, primarily for hydrogen infrastructure and fork lift trucks that expire over the next five years. Portions of certain properties are subleased for periods expiring in various years through 2011.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2011 are:

Year ending December 31,	Operating leases
2012	$730,531
2013	522,557
2014	327,740
2015	316,823
2016 and thereafter	1,016,317
Total future minimum lease payments	$2,913,968

Minimum future rental income receivable under subleases from non-cancelable operating leases were $0 and $153,932 as of December 31, 2011 and 2010, respectively.

Rental expense for all operating leases for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Minimum rentals	$887,000	$2,153,000	$1,819,000
Sublease rental income	(161,000)	(269,000)	(5,000)
	$726,000	$1,884,000	$1,814,000

Concentrations of credit risk

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements with and government agencies. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At December 31, 2011, five customers comprise approximately 83.0% of the total accounts receivable balance, with each customer individually representing 27.0%, 17.3%, 16.4%, 12.1% and 10.2% of total accounts receivable, respectively. At December 31, 2010, five customers comprise approximately 83.6% of the total accounts receivable balance, with each customer individually representing 33.7%, 33.5%, 6.7%, 6.0% and 3.6% of total accounts receivable, respectively.

For the year ended December 31, 2011, contracts with three customers comprise approximately 39.0% of total consolidated revenues, with each customer individually representing 14.5%, 14.0% and 10.5%, of total consolidated revenues, respectively.  For the year ended December 31, 2010, contracts with two customers and one federal government agency comprised 42.0% of total consolidated revenues, with each customer individually representing 18.7%, 10.0% and 13.3% of total consolidated revenues, respectively.

The Company has cash deposits in excess of federally insured limits. The amount of such deposits is essentially all cash at December 31, 2011.

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Employment Agreements

The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

Early Commercial Purchase Agreement

On October 15, 2007, the Company and Wal-Mart Stores East, LP (Wal-Mart) signed an Early Commercial Purchase Agreement for GenDrive units. Under this agreement, the Company has certain commitments to provide for the maintenance/service of the units sold as well as supply of hydrogen to Wal-Mart for up to seven years from the date of commissioning. The Company also provides certain indemnifications related to this agreement to Walmart.

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

18. Multiple-Deliverable Revenue Arrangements

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

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Each deliverable within the Company’s multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting under the guidance of ASU No. 2009-13. Once a standalone selling price for all the deliverables that meet the separation criteria has been met, whether by VSOE, TPE or ESP, the relative selling price method is used to proportionately allocate the sale consideration to each element of the arrangement. The Company plans to analyze the selling prices used in its allocation of arrangement consideration at a minimum on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.

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

19. Licensing Agreement

On October 26, 2010, the Company licensed the intellectual property relating to its stationary power products, GenCore and GenSys, to IdaTech plc on a non-exclusive basis.  Plug Power maintains ownership of, and the right to use, the patents and other intellectual property licensed to IdaTech.  As part of the transaction, Plug Power also sold inventory, equipment and certain other assets related to its stationary power business. Total consideration for the licensing and assets was $5 million and was received during October 2010. The consideration was subject to reduction by a maximum of $1 million in the event that the Company did not deliver certain of the assets sold. As of December 31, 2010, $1.0 million was included in assets held for sale and $1.0 million was included in other current liabilities in the consolidated balance sheets.  Upon delivery of those certain assets in the quarter ended June 30, 2011 the $1.0 million in consideration was released.

20. Geographic Information

The following is a summary of revenue for the years ended December 31, 2011, 2010 and 2009, based on physical location of the subsidiary making the sale:

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	2011		2010		2009
	Product and		Product and
	service and licensed	Research and	service and licensed	Research and	Product and	Research and
	technology	development	technology	development	service	development
	revenue	contract revenue	revenue	contract revenue	revenue	contract revenue
United States	$23,739,828	$3,886,114	$15,740,087	$3,463,508	$4,683,627	$7,269,404
Canada	-	-	134,692	134,362	149,146	190,379
Total	$23,739,828	$3,886,114	$15,874,779	$3,597,870	$4,832,773	$7,459,783

Long-lived assets, representing the sum of net book value of property, plant, and equipment plus intangible assets, goodwill and other assets, based on physical location as of December 31, 2011 and 2010, are as follows:

	2011	2010
United States	$11,561,840	$13,839,370
Canada	4,599,636	6,133,894
Total	$16,161,476	$19,973,264

21. Unaudited Quarterly Financial Data (in thousands, except per share data)

		Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Product and service revenue	$4,993	$2,621	$4,313	$11,296
Research and development contract revenue	785	1,563	994	544
Licensed technonlogy revenue	163	163	163	28
Net loss	(7,243)	(6,753)	(6,291)	(7,167)
Loss per share:
Basic and Diluted	(0.55)	(0.41)	(0.28)	(0.32)
		Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Product and service revenue	$3,163	$2,326	$4,795	$5,455
Research and development contract revenue	1,208	778	957	655
Licensed technonlogy revenue	-	-	-	136
Net loss	(10,558)	(18,516)	(9,292)	(8,593)
Loss per share:
Basic and Diluted	(0.81)	(1.41)	(0.71)	(0.65)

Note:  Per share information for the prior periods has been retroactively adjusted to reflect the May 19, 2011 one-for-ten reverse stock split of the Company’s common stock.

22. Subsequent Events

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the financial statements and has noted no other subsequent events requiring recognition or disclosure other than as stated below:

PLUG POWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On January 24, 2012, the Company entered into a Master and Shareholders' Agreement with Axane, S.A., a subsidiary of Air Liquide, pursuant to which the Company and Axane formed a joint venture company based in France under the name Hypulsion (the "JV"). The principal purpose of the JV will be to develop and sell hydrogen fuel cell systems for the European material handling market. On February 29, 2012, the Company completed the formation of the JV and the Company and the JV entered into a Contribution and License Agreement and a Supply and Engineered Services Agreement.

On March 23, 2012, the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, entered into Amendment No. 3 (the Rights Amendment) to the Shareholders Rights Agreement, dated as of June 23, 2009 (as amended, the Rights Agreement).  The Rights Amendment provides that, generally, any beneficial ownership of shares of our common stock by affiliates and associates of AWM Investments Company, including but not limited to Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., and Special Situations Private Equity Fund, L.P., (collectively, SSF) will not cause the preferred stock purchase rights to become exercisable under the Rights Agreement, so long as SSF and their affiliates and associates do not at any time beneficially own shares of our common stock equaling or exceeding three percent more than the percentage of the then outstanding shares of common stock beneficially owned by SSF and their affiliates and associates immediately following the closing of our public offering on March 28, 2012.

On March 28, 2012, the Company complete an underwritten public offering of 13,000,000 shares of common stock.  The shares were sold at $1.15 per share for gross proceeds of approximately $15.0 million.  Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses payable by the Company, were approximately $13.6 million.  The Company intends to use the net proceeds of the offering for general corporate purposes, which may include working capital, capital expenditures, research and development expenditures, commercial expenditures, acquisitions of new technologies or businesses that are complementary to its current technologies or business focus, and investments.  In connection with the offering, the Company has granted the underwriter a 45-day option to purchase up to an additional 1,950,000 shares of common stock to cover over-allotments.

On March 29, 2012, the Company sold 1,950,000 additional shares of common stock, pursuant to the underwriter’s exercise of its over-allotment option in connection with the Company’s recently announced public offering, resulting in additional net proceeds to the Company of $2,085,525.

PLUG POWER INC. AND SUBSIDIARIES SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
		Balance at	Additions			Balance at
		Beginning of	Charged to Cost	Deductions		End of
		Period	and Expenses	(Describe)		Period
	December 31, 2011
	Deducted from liability accounts:
	Product warranty reserve	862,480	1,021,100	672,671	(a)	1,210,909
	December 31, 2010
	Deducted from liability accounts:
	Product warranty reserve	-	1,004,822	142,342	(a)	862,480
(a)	Cost of warranty performed