Form 10-Q
period 2012-03-31
PLUG POWER INC
filed 2012-05-15
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of shares of common stock, par value of $.01 per share, outstanding as of May 9, 2012 was 37,855,742.

PLUG POWER INC.

2

PART 1.   FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

 Plug Power Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$20,829,033	$13,856,893
Accounts receivable, less allowance of $0 at March 31, 2012 and December 31, 2011	12,969,623	13,388,909
Inventory	8,109,179	10,354,707
Prepaid expenses and other current assets	1,176,980	1,894,014
Total current assets	43,084,815	39,494,523
Property, plant and equipment, net	8,084,985	8,686,840
Intangible assets, net	7,001,738	7,474,636
Total assets	$58,171,538	$55,655,999
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,903,785	$4,668,721
Accrued expenses	2,378,956	3,172,998
Product warranty reserve	1,091,147	1,210,909
Borrowings under line of credit	-	5,405,110
Deferred revenue	6,983,501	5,542,004
Other current liabilities	650,300	80,000
Total current liabilities	14,007,689	20,079,742
Common stock warrant liability	4,082,240	5,320,990
Other liabilities	1,247,335	1,219,602
Total liabilities	19,337,264	26,620,334
Stockholders' equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
37,933,447 at March 31, 2012 and 22,924,411 at December 31, 2011	379,335	229,244
Additional paid-in capital	800,368,988	784,213,871
Accumulated other comprehensive income	1,005,247	928,744
Accumulated deficit	(761,366,914)	(754,783,812)
Less common stock in treasury:
165,906 shares at March 31, 2012 and December 31, 2011	(1,552,382)	(1,552,382)
Total stockholders' equity	38,834,274	29,035,665
Total liabilities and stockholders' equity	$58,171,538	$55,655,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2012	2011
Product and service revenue	$7,236,766	$4,993,405
Research and development contract revenue	515,376	785,224
Licensed technology revenue	-	163,125
Total revenue	7,752,142	5,941,754
Cost of product and service revenue	9,060,689	6,690,453
Cost of research and development contract revenue	765,958	1,337,080
Research and development expense	1,227,457	1,062,726
Selling, general and administrative expenses	3,935,793	3,561,598
Amortization of intangible assets	575,773	581,489
Operating loss	(7,813,528)	(7,291,592)
Interest and other income and net realized losses
from available-for-sale securities	47,524	33,898
Change in fair value of common stock warrant liability	1,238,750	-
Interest and other expense and foreign currency gain (loss)	(55,848)	14,494
Net loss	$(6,583,102)	$(7,243,200)
Loss per share:
Basic and diluted	$(0.28)	$(0.55)
Weighted average number of common shares
outstanding	23,437,600	13,225,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended
	March 31,

	2012	2011

Net loss	$(6,583,102)	$(7,243,200)
Other comprehensive income:
Foreign currency translation gain	76,503	104,192
Unrealized gain on available-for-sale securities	-	18,502
Comprehensive loss	$(6,506,599)	$(7,120,506)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(6,583,102)	$(7,243,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	486,275	504,740
Amortization of intangible assets	575,773	581,489
Stock-based compensation	524,055	392,174
Loss on disposal of property, plant and equipment	57,680	-
Realized loss on available for sale securities	-	22,421
Change in fair value of common stock warrant liability	(1,238,750)	-
Changes in operating assets and liabilities:
Accounts receivable	419,638	(129,923)
Inventory	2,245,528	1,075,822
Prepaid expenses and other current assets	717,034	351,209
Accounts payable, accrued expenses, product warranty reserve and other liabilities	(2,121,367)	(2,385,856)
Deferred revenue	1,441,497	(384,189)
Net cash used in operating activities	(3,475,739)	(7,215,313)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	-	(966,875)
Proceeds from disposal of property, plant and equipment	57,900	-
Proceeds from maturities and sales of available-for-sale securities	-	10,399,396
Net cash provided by investing activities	57,900	9,432,521
Cash Flows From Financing Activities:
Purchase of treasury stock	-	(158,179)
Proceeds from issuance of common stock	17,685,403	-
Stock issuance costs	(1,891,378)	-
Repayment of borrowings under line of credit	(5,405,110)	-
Principal payments on long-term debt	-	(9,956)
Net cash provided by (used in) financing activities	10,388,915	(168,135)
Effect of exchange rate changes on cash	1,064	(2,479)
Increase in cash and cash equivalents	6,972,140	2,046,594
Cash and cash equivalents, beginning of period	13,856,893	10,955,403
Cash and cash equivalents, end of period	$20,829,033	$13,001,997

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

On February 29, 2012 the Company completed the formation of its joint venture with Axane, S.A., a subsidiary of Air Liquide, under the name HyPulsion (the JV).  The principal purpose of the JV will be to develop and sell hydrogen fuel cell systems for the European material handling market. Axane contributed cash at the closing and will make additional fixed cash contributions in 2013 and 2014 in exchange for 55% ownership of the JV, subject to certain conditions. The Company contributed the right to use its technology, including design and technology know-how on GenDrive systems, to the JV in exchange for 45% ownership of the JV.  The Company has not contributed any cash to the JV and is not obligated to contribute any cash.  The Company has an option in the future to contribute cash and become a majority owner of the JV.  The Company will share in 45% of the profits from the JV and is accounting for the JV under the equity method of accounting in accordance with Subtopic 323-10, Investments – Equity Method and Joint Ventures – Overall. The formation of the JV did not result in a gain or loss recorded by the Company and, as of March 31, 2012, the Company had a zero basis for its investment in the JV. In accordance with the equity method of accounting, the Company will increase its investment in the JV by its share of any earnings.

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

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 Liquidity

As of March 31, 2012, we had approximately $29.1 million of working capital, which includes $20.8 million of cash and cash equivalents to fund our future operations. Additionally, as of March 30, 2012, we executed a Second Loan Modification Agreement with Silicon Valley Bank which increased our credit facility, providing us access of up to $15 million in financing, subject to borrowing base limitations, to support working capital needs (See Note 14, Loan and Security Agreement, of the condensed consolidated financial statements). We believe that our current cash, cash equivalents and cash generated from future sales, in conjunction with the availability of the credit facility, will provide sufficient liquidity to fund operations into 2013. This projection is based on our current expectations regarding product sales, cost structure, and cash burn rate and operating assumptions. In the event that our operating expenses are higher than anticipated or the gross margins and shipments of our GenDrive products do not increase as we expect, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs. Such plans include: our ability to further reduce discretionary expenses, monetize our real estate assets through a sale-leaseback arrangement and obtain additional funding from licensing the use of our technologies. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. As a result, we can provide no assurance that we will be able to fund our operations beyond 2013 without additional external financing. If additional funding is required beyond 2013, alternatives the Company would consider include equity or debt financings, strategic alliances or joint ventures. Under such conditions, if we are unable to obtain additional capital in 2013, we may not be able to sustain our future and may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Given the difficult current economic environment, we believe that it could be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alliances or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2011.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the Company’s December 31, 2011 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of March 31, 2012 and for the three months ending March 31, 2012 and 2011.

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Significant Accounting Policies:

Warrant accounting

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging – Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. In compliance with applicable securities law, registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We classify these derivative warrant liabilities on the condensed consolidated balance sheets as a long term liability, which is revalued at each balance sheet date subsequent to the initial issuance. We use the Black-Scholes pricing model to value the derivative warrant liability. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants. The risk-free interest rate for May 31, 2011 (issuance date), December 31, 2011, and March 31, 2012 were .75%, .33% and .43%, respectively. The volatility of the market price of the Company’s common stock for May 31, 2011, December 31, 2011 and March 31, 2012 were 94.4%, 78.6%, and 79.6%, respectively. The expected average term of the warrant used for all periods was 2.5 years. There was no expected dividend yield for the warrants granted. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. A significant increase in the volatility of the market price of the Company's common stock, in isolation , would result in a significantly higher fair value measurement; and a significant decrease in volatility would result in a significantly lower fair value measurement.  Changes in the fair value of the warrants are reflected in the condensed consolidated statement of operations as change in fair value of common stock warrant liability.

Recent Accounting Pronouncements:

On January 1, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU 2011-05 introduces a new statement, the Consolidated Statement of Comprehensive Income, which begins with net earnings and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings, but are reported directly to equity, under GAAP.  For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive income but are excluded from net earnings. The amendments became effective for the first quarter 2012 financial statements.  The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.

On January 1, 2012, we adopted FASB ASU 2011-04, an amendment to ASC 820, Fair Value Measurements. ASU 2011-04 clarifies or changes the application of existing fair value measurements, including: that the highest and best use valuation premise in a fair value measurement is relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement. Adopting this amendment resulted in additional disclosure related to our Level 3 fair value measurements.

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

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

Basis of Fair Value Measurements

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Unobservable
		Items	Inputs	Inputs
Balance at March 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$4,082,240	$-	$-	$4,082,240

The following tables show reconciliations of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the three months ended March 31, 2012:

Fair Value
Measurement Using
Significant
Common stock warrant liability	Unobservable Inputs
Beginning of period - January 1, 2012	$5,320,990
Change in fair value of common stock warrants	(1,238,750)
Fair value of common stock warrant liability at March 31, 2012	$4,082,240

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2012	March 31, 2011
Numerator:
Net loss	$(6,583,102)	$(7,243,200)
Denominator:
Weighted average number of common shares outstanding	23,437,600	13,225,095

The potential dilutive common shares are summarized as follows:

	At March 31,
	2012	2011
Stock options outstanding	1,948,124	442,585
Unvested restricted stock	280,771	409,326
Common stock warrants (1)	9,421,008	57,143
Number of dilutive potential common shares	11,649,903	909,054

(1)

On May 31, 2011, the Company granted 7,128,563 warrants as part of an underwritten public offering.  As a result of the March 28 and 29, 2012 public offerings described in Note 6 below, the number of warrants increased to 9,421,008. On May 4, 2007, the Company granted 57,143 warrants (as adjusted for the reverse stock split) to the shareholders of General Hydrogen as part of the acquisition of that company.  Those warrants expired on May 4, 2011.

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets related to Plug Power Canada Inc. as of March 31, 2012 are as follows:

				Effect of
	Weighted Average	Gross Carrying	Accumulated	Foreign Currency
	Amortization Period	Amount	Amortization	Translation	Total
Acquired Technology	8 years	$15,900,000	$(10,519,120)	$1,235,404	$6,616,284
Customer Relationships	8 years	1,000,000	(614,546)	-	385,454
		$16,900,000	$(11,133,666)	$1,235,404	$7,001,738

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

On May 31, 2011, the Company completed an underwritten public offering of 8,265,000 shares of its common stock and warrants to purchase an aggregate of 7,128,563 shares of common stock (including warrants to purchase an aggregate of 929,813 shares of common stock purchased by the underwriter pursuant to the exercise of its over-allotment option). Net proceeds, after underwriting discounts and commissions and other fees and expenses payable by Plug Power, were $18,289,883 (of this amount $8,768,143 in fair value was recorded as common stock warranty liability at issuance date). The shares and the warrants were sold together as a fixed combination, with each combination consisting of one share of common stock and 0.75 of a warrant to purchase one share of common stock, at a price to the public of $2.42 per fixed combination. The warrants are exercisable upon issuance and will expire on May 31, 2016. The exercise price of the warrants upon issuance was $3.00 per share of common stock and is subject to weighted average anti-dilution provisions in the event of issuance of additional shares of common stock and certain other conditions, as further described in the warrant agreement. Additionally, in the event of a sale of the Company, and under certain conditions, each warrant holder has the right to require the Company to purchase such holder’s warrants at a price determined using a Black-Scholes option pricing model. As a result of the March 28 and 29, 2012 public offerings and pursuant to the effect of the anti-dilution provisions, the exercise price of the warrants was reduced to $2.27 per share of common stock. Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise of the warrants was increased to 9,421,008 shares.

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On March 28, 2012, the Company completed an underwritten public offering of 13,000,000 shares of its common stock. The shares were sold at $1.15 per share.  Net proceeds, after underwriting discounts and commissions and other fees and expenses payable by Plug Power were $13,708,500.

On March 29, 2012, the Company sold 1,950,000 additional shares of common stock at $1.15 per share, pursuant to the underwriter’s exercise of its over-allotment option in connection with the March 28, 2012 underwritten public offering, resulting in additional net proceeds to Plug Power of $2,085,525.

Changes in stockholders’ equity for the three months ended March 31, 2012 are as follows:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock				Treasury Stock			Total Stockholders' Equity
			Additional Paid- in-Capital				Accumulated Deficit

	Shares	Amount			Shares	Amount
December 31, 2011	22,924,411	$229,244	$784,213,871	$928,744	165,906	$(1,552,382)	$(754,783,812)	$29,035,665
Net loss	-	-	-	-	-	-	(6,583,102)	(6,583,102)
Foreign currency translation gain	-	-	-	76,503	-	-	-	76,503
Stock based compensation	59,036	591	510,592	-	-	-	-	511,183
Public offering common stock, net	14,950,000	149,500	15,644,525	-	-	-	-	15,794,025
March 31, 2012	37,933,447	$379,335	$800,368,988	$1,005,247	165,906	$(1,552,382)	$(761,366,914)	$38,834,274

7. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Stock-based compensation accrual impact, net	$(12,872)	$198,269
Change in unrealized loss/gain on available-for-sale securities	-	18,502
Transfer of investment in leased property to inventory	-	263,239

8. Debt and Lease Arrangement

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

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In September 2011, the Company signed a letter of credit with Silicon Valley Bank in the amount of $525,000. The standby letter of credit is required by the agreement negotiated between Air Products and the Company to supply hydrogen infrastructure and hydrogen to Central Grocers at their distribution center.  There are no collateral requirements associated with this letter of credit.

9. Fair Value of Financial Instruments

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

10. Multiple-Deliverable Revenue Arrangements

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

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For all product and service revenue transactions entered into prior to the implementation of ASU No. 2009-13, the Company will continue to defer the recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months, or which extend over multiple years. While contract terms for those transactions generally required payment shortly after shipment or delivery and installation of the fuel cell system and were not contingent on the achievement of specific milestones or other substantive performance, the multiple-element revenue obligations within our contractual arrangements were generally not accounted for separately based on our limited experience and lack of evidence of fair value of the undelivered components.  During the three months ended March 31, 2012, we recognized $51,000 of revenue related to these transactions.  At March 31, 2012, and December 31, 2011, there was approximately $859,000 and $910,000, respectively, included in deferred revenue in the condensed consolidated balance sheets related to these transactions.

11. Income Taxes

Under Internal Revenue Code (IRC) Section 382, the use of net operating loss carry-forwards, capital loss carry-forwards and other tax credit carry-forwards may be limited if a change in ownership of a company occurs. If it is determined that due to transactions involving the Company’s shares owned by its five percent stockholders a change of ownership has occurred under the provisions of IRC Section 382, the Company's net operating loss, capital loss and tax credit carry-forwards could be subject to significant IRC Section 382 limitations.

Prior to March 2011, the Company had approximately $703 million in Federal and state net operating loss carry-forwards and $15.6 million in Federal research and experimentation tax credit carry-forwards.  A Section 382 ownership change occurred during March 2011 that resulted in approximately $675 million of Federal and state net operating loss carry-forwards being subject to IRC Section 382 limitations and as a result of IRC Section 382 limitations, approximately $618 million of the net operating loss carry-forwards and $15.6 million of the Federal research and experimentation tax credit carry-forwards will expire prior to utilization.  As a result of the IRC Section 382 limitations, these net operating loss and tax credit carry-forwards that will expire unutilized were not reflected in the Company’s gross deferred tax asset as of December 31, 2011. The ownership change also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $7 million. This will translate into unfavorable book to tax add backs in the Company's 2011 to 2016 U.S. corporate income tax returns that resulted in a gross deferred tax liability of $2.6 million at the time of the ownership change and $1.8 million at December 31, 2011 with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). This had no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result of certain equity transactions by five percent stockholders, the Company is continuing to evaluate and determine if an ownership change occurred for IRC Section 382 purposes during the quarter ending March 31, 2012. If an ownership change occurred in the quarter ending March 31, 2012, an IRC Section 382 limitation could result in all but approximately $14.9 million of the Company's Federal and state net operating loss carry-forwards expiring prior to utilization, which would result in the Company’s gross deferred tax asset and related valuation allowance decreasing by approximately $24.6 million.  The ownership change would also result in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $33.6 million. This will translate into unfavorable book to tax add backs in the Company's 2012 to 2017 U.S. corporate income tax returns that would result in a gross deferred tax liability of $12.8 million at the time of the ownership change with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense).These decreases would have no impact on the Company’s financial position, results of operations, or cash flows. However, these potential future tax benefits would no longer be available to the Company. The Company is in the process of completing a formal Section 382 study to determine if an ownership change has occurred during the quarter ending March 31, 2012 and expects to complete that study during the quarter ended June 30, 2012.

12. Stock Option Plan

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

13. Commitments and Contingencies

The Equipment Sale Agreement Addendum No. 1 between Ballard and the Company was executed on June 30, 2011. This addendum relates to a committed purchase by the Company of a total of 3,250 Ballard fuel cell stacks between the dates of July 1, 2011 and December 31, 2012. The amount of this commitment was approximately $9.4 million.  As of March 31, 2012, the Company had purchased 1,347 stacks, and has a remaining commitment of approximately $5.1 million.  In conjunction with this agreement, the Company paid a one-time non-recurring engineering fee of $450,000 to Ballard to be used at Ballard’s sole discretion for the purposes of product development, cost reduction and production implementation.  This fee is being amortized to research and development expense over a period of eighteen months.

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements with and with government agencies. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At March 31, 2012, four customers comprise approximately 84.2% of the total accounts receivable balance, with each customer individually representing 42.8%, 22.5%, 10.7%, and 8.2% of total accounts receivable, respectively. At December 31, 2011, five customers comprise approximately 83.0% of the total accounts receivable balance, with each customer individually representing 27.0%, 17.3%, 16.4%, 12.1% and 10.2% of total accounts receivable, respectively.

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2012, contracts with two customers comprise approximately 58.7% of total consolidated revenues, with each customer representing 48.1% and 10.6%, respectively.  For the three months ended March 31, 2011, contracts with two customers comprise approximately 61.9% of total consolidated revenues, with each customer representing 44.4% and 17.5%, respectively .

14. Loan and Security Agreement

The Company is party to a loan and security agreement, as amended, (the Loan Agreement) with Silicon Valley Bank (SVB) providing the Company with access to up to $15,000,000 of financing in the form of (i) revolving loans, (ii) letters of credit, (iii) foreign exchange contracts and (iv) cash management services such as merchant services, direct deposit of payroll, business credit card and check cashing services.

Advances under the Loan Agreement cannot exceed a borrowing base limit calculated using (A) an advanced rate of 80% on the Company's eligible accounts receivable and (B) an advanced rate of 25% on the Company's eligible inventory (subject to a limit of the lesser of (a) $3 million and (b) 30% of all outstanding advances), subject to certain reserves established by SVB and other adjustments.

Interest on advances of credit under the Loan Agreement for: (i) financed accounts receivables are equal to (a) SVB’s prime rate, which is currently 3.25% per annum, plus 3.0% per annum or (b) if the Company maintains at all times during any month an adjusted quick ratio of 2.0 to 1.0, then SVB’s prime rate plus 1.50% per annum; and (ii) financed inventory is equal to (a) SVB’s prime rate plus 5.25% per annum or (b) if the Company maintains at all times during any month an adjusted quick ratio of 2.0 to 1.0, then SVB’s prime rate plus 3.25% per annum. The minimum monthly interest charge is $6,000 per month. The Loan Agreement will be used by the Company to support its current working capital needs.

The Loan Agreement is secured by substantially all of the Company's properties, rights and assets, including substantially all of its equipment, inventory, receivables, intellectual property and general intangibles.

The Loan Agreement includes customary representations and warranties for credit facilities of this type. In addition, the Loan Agreement contains a number of covenants that will impose significant operating and financial restrictions on the Company's operations, including restrictions pertaining to, among other things: (i) the condition of inventory; (ii) maintenance of an adjusted quick ratio of at least 1.50 to 1.0; (iii) intellectual property right protection and registration; (iv) dispositions of assets; (v) changes in business, management, ownership or business locations; (vi) mergers, consolidations or acquisitions; (vii) incurrence or assumption of indebtedness; (viii) incurrence of liens on any of the Company's property; (ix) paying dividends or making distributions on, or redemptions, retirements or repurchases of, capital stock; (x) transactions with affiliates; and (xi) payments on or amendments to subordinated debt. As of March 31, 2012 the Company is in compliance with these covenants.

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

The Loan Agreement will expire on March 29, 2013. The Loan Agreement may be terminated prior to March 29, 2013; however, the Company would be required to pay a $150,000 early termination fee in connection with a termination (i) by the Company for any reason or (ii) by SVB upon notice and after the occurrence and during the continuance of an event of default.  At March 31, 2012 there were no borrowings outstanding.

Plug Power Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15. Subsequent Events

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the financial statements and has noted no subsequent events requiring recognition or disclosure.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2011. In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability, the risk that we expect we will need to raise additional capital to fund our operations and such capital may not be available to us; the risk that the previously disclosed expected uses of the Company’s recently raised capital may change; our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue; the risk that pending orders may not convert to purchase orders; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; the ability to achieve the forecasted gross margin on the sale of our products; the actual net cash used for operating expenses may exceed the projected net cash for operating expenses; the cost and availability of fuel and fueling infrastructures for our products; market acceptance of our GenDrive systems; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully expand our product lines; our ability to improve system reliability for our GenDrive systems; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; and other risks and uncertainties discussed, but are not limited to, those set forth in Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed on March 30, 2012 as updated by Part II, Item 1A of this Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

We have experienced and continue to experience negative cash flows from operations and we expect to continue to incur net losses in the foreseeable future. Accordingly, in 2010, we restructured and consolidated our operations to focus on the GenDrive business. This restructuring significantly reduced our operating expenses in 2011.  As of March 31, 2012, we had approximately $29.1 million of working capital, which includes $20.8 million of cash and cash equivalents to fund our future operations. Our future liquidity and capital requirements will depend upon numerous factors, including those identified in Part II, Item 1A (Risk Factors) of this form 10-Q.

Recent Developments

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

On March 28, 2012, the Company completed an underwritten public offering of 13,000,000 shares of common stock. The shares were sold at $1.15 per share for gross proceeds of approximately $15.0 million. Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses payable by the Company, were approximately $13.6 million. The Company intends to use the net proceeds of the offering for general corporate purposes, which may include working capital, capital expenditures, research and development expenditures, commercial expenditures, acquisitions of new technologies or businesses that are complementary to its current technologies or business focus, and investments. In connection with the offering, the Company granted the underwriter a 45-day option to purchase up to an additional 1,950,000 shares of common stock to cover over-allotments.

                On March 29, 2012, the Company sold 1,950,000 additional shares of common stock, pursuant to the underwriter’s exercise of its over-allotment option in connection with the Company’s public offering, resulting in additional net proceeds to the Company of $2,085,525.

As a result of the March 28 and 29, 2012 public offerings and pursuant to the effect of the anti-dilution provisions included in our warrants issued in 2011, the exercise price of the warrants was reduced from $3.00 per share of common stock to $2.27 per share of common stock. Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise of the warrants was increased from 7,128,563 shares to 9,421,008 shares.

On March 30, 2012, the Company executed a Second Loan Modification Agreement with SVB, amending the Loan Agreement.  This Second Loan Modification Agreement increases the total revolving credit facility availability from $7 million to $15 million to support working capital need, and extends the agreement through March 29, 2013.  All remaining terms of the Loan Agreement remain in full force and effect.

Results of Operations

 Product and service revenue. Effective April 1, 2010, the Company adopted ASU No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements retroactive to January 1, 2010. ASU No. 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The Company anticipates that the effect of the adoption of this guidance on subsequent periods will be primarily based on the arrangements entered into and the timing of shipment of deliverables. See Note 10, Multiple-Deliverable Revenue Arrangements, of the condensed consolidated financial statements, Part I, Item 1 of this Form 10-Q for further discussion of our multiple-deliverable revenue arrangements.

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

Product and service revenue for the three months ended March 31, 2012 increased $2.2 million, or 44.9%, to $7.2 million from $5.0 million for the three months ended March 31, 2011. During the three months ended March 31, 2012 we shipped 299 fuel cell systems to end customers as compared to 144 fuel cell systems shipped during the three months ended March 31, 2011.  During the three months ended March 31, 2012, and March 31, 2011, we deferred $2.0 million and $253,000 in revenue, respectively, due to contingent provisions in our agreements, as well as deliverables under ASU No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements, where the deliverables have not yet been met.  Additionally, in the three months ended March 31, 2012, we recognized approximately $912,000 of product and services revenue from fuel cell shipments made prior to the three months ended March 31, 2012, whereas in the three months ended March 31, 2011, we recognized approximately $474,000 of product and service revenue from fuel cell shipments made prior to the three months ended March 31, 2011.

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

Research and development contract revenue for the three months ended March 31, 2012 decreased approximately $270,000, or 34.4%, to $515,000 from $785,000 for the three months ended March 31, 2011. The decrease is primarily related to fewer active projects in 2012.

Licensed technology revenue. Licensed technology revenue relates to the sale of licensing rights and engineering assistance.  This revenue was being amortized over a twelve month period.

Licensed technology revenue for the three months ended March 31, 2012 and 2011 was approximately $0 and $163,000, respectively.

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

Cost of product and service revenue for the three months ended March 31, 2012 increased approximately $2.4 million, or 35.4%, to $9.1 million from $6.7 million for the three months ended March 31, 2011.  This increase is directly related to increased fuel cell shipments to end customers.  There were 299 fuel cell systems shipped during the three months ended March 31, 2012 as compared to 144 for the three months ended March 31, 2011.

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

Cost of research and development contract revenue for the three months ended March 31, 2012 decreased approximately $571,000, or 42.7%, to $766,000 from $1.3 million for the three months ended March 31, 2011.  The decrease is primarily a result of fewer active contracts in 2012, coupled with a lower percentage of cost sharing on active contracts in 2012.

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

Research and development expense for the three months ended March 31, 2012 increased approximately $165,000, or 15.5%, to $1.2 million from $1.1 million for the three months ended March 31, 2011. This increase was a result of higher personnel related costs, coupled with an increase in outside engineering expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2012 increased approximately $374,000, or 10.5%, to $3.9 million from $3.6 million for the three months ended March 31, 2011. The increase was primarily the result of higher personnel related costs, including stock based compensation.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets from Plug Power Canada Inc., including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets decreased to approximately $576,000 for the three months ended March 31, 2012, compared to approximately $581,000 for the three months ended March 31, 2011. The decrease is related to foreign currency fluctuations.

Interest and other income and net realized losses from available-for-sale securities. Interest and other income and net realized losses from available-for-sale securities consists primarily of interest earned on our cash, cash equivalents, available-for-sale securities, and rental income.

Interest and other income and net realized losses from available-for-sale securities for the three months ended March 31, 2012 increased approximately $14,000, or 40.2%, to $48,000 from $34,000 for the three months ended March 31, 2011. The increase is primarily related to the realized loss from available-for-sale securities recorded in the first quarter of 2011. Rental income for the three months ended March 31, 2012 and 2011 was approximately $48,000 and $51,000, respectively.

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

The change in fair value of common stock warrant liability for the three months ended March 31, 2012 resulted in income of $1.2 million due primarily to a decrease in the Company’s common stock share price and changes in volatility of our common stock during the period.  The warrants were not outstanding in the three months ended March 31, 2011.

Interest and other expense and foreign currency gain (loss). Interest and other expense and foreign currency gain (loss) consists of interest related to the Credit Line Agreement and foreign currency exchange gain (loss).

Interest and other expense and foreign currency gain (loss) for the three months ended March 31, 2012 and 2011 was approximately $(56,000) and $14,000, respectively. Interest expense related to the Credit Line Agreement was approximately $66,000 and $0, respectively, for the three months ended March 31, 2012 and 2011.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

 Liquidity and Capital Resources

We have experienced recurring operating losses and as of March 31, 2012, we had an accumulated deficit of approximately $761.4 million. Substantially all of our losses resulted from costs incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations. To date, we have funded our operations primarily through private and public offerings of our common and preferred stock, our line of credit and maturities and sales of our available-for-sale securities. We anticipate incurring substantial additional losses and may never achieve profitability.

As of March 31, 2012, we had approximately $29.1 million of working capital, which includes $20.8 million of cash and cash equivalents to fund our future operations. Additionally, as of March 30, 2012, we executed a Second Loan Modification Agreement with Silicon Valley Bank which increased our credit facility, providing us access of up to $15 million in financing, subject to borrowing base limitations, to support working capital needs (See Note 14, Loan and Security Agreement, of the condensed consolidated financial statements). We believe that our current cash, cash equivalents and cash generated from future sales, in conjunction with the availability of the credit facility, will provide sufficient liquidity to fund operations into 2013. This projection is based on our current expectations regarding product sales, cost structure, and cash burn rate and operating assumptions. In the event that our operating expenses are higher than anticipated or the gross margins and shipments of our GenDrive products do not increase as we expect, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs. Such plans include: our ability to further reduce discretionary expenses, monetize our real estate assets through a sale-leaseback arrangement and obtain additional funding from licensing the use of our technologies. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. As a result, we can provide no assurance that we will be able to fund our operations beyond 2013 without additional external financing. If additional funding is required beyond 2013, alternatives the Company would consider include equity or debt financings, strategic alliances or joint ventures. Under such conditions, if we are unable to obtain additional capital in 2013, we may not be able to sustain our future and may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Given the difficult current economic environment, we believe that it could be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alliances or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.

Several key indicators of liquidity are summarized in the following table:

	Three months	Three months	Year
	ended or at	ended or at	ended or at
	March 31,	March 31,	December 31,
(in thousands)	2012	2011	2011
Cash and cash equivalents at end of period	20,829	13,002	13,857
Borrowings under line of credit at end of period	-	-	5,405
Working capital at end of period	29,077	17,210	19,415
Net loss	6,583	7,243	27,454
Net cash used in operating activities	3,476	7,215	33,310
Purchase of property, plant and equipment	-	967	1,326

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our fuel cell systems, market acceptance of our systems and other factors. As of March 31, 2012, we had cash and cash equivalents of $20.8 million and working capital of $29.1 million.

The Company is party to a loan and security agreement, as amended, (the Loan Agreement) with Silicon Valley Bank (SVB) providing the Company with access to up to $15,000,000 of financing in the form of (i) revolving loans, (ii) letters of credit, (iii) foreign exchange contracts and (iv) cash management services such as merchant services, direct deposit of payroll, business credit card and check cashing services.

Advances under the Loan Agreement cannot exceed a borrowing base limit calculated using (A) an advanced rate of 80% on the Company's eligible accounts receivable and (B) an advanced rate of 25% on the Company's eligible inventory (subject to a limit of the lesser of (a) $3 million and (b) 30% of all outstanding advances), subject to certain reserves established by SVB and other adjustments.

Interest on advances of credit under the Loan Agreement for: (i) financed accounts receivables are equal to (a) SVB’s prime rate, which is currently 3.25% per annum, plus 3.0% per annum or (b) if the Company maintains at all times during any month an adjusted quick ratio of 2.0 to 1.0, then SVB’s prime rate plus 1.50% per annum; and (ii) financed inventory is equal to (a) SVB’s prime rate plus 5.25% per annum or (b) if the Company maintains at all times during any month an adjusted quick ratio of 2.0 to 1.0, then SVB’s prime rate plus 3.25% per annum. The minimum monthly interest charge is $6,000 per month. The Loan Agreement will be used by the Company to support its current working capital needs.

The Loan Agreement is secured by substantially all of the Company's properties, rights and assets, including substantially all of its equipment, inventory, receivables, intellectual property and general intangibles.

The Loan Agreement includes customary representations and warranties for credit facilities of this type. In addition, the Loan Agreement contains a number of covenants that will impose significant operating and financial restrictions on the Company's operations, including restrictions pertaining to, among other things: (i) the condition of inventory; (ii) maintenance of an adjusted quick ratio of at least 1.50 to 1.0; (iii) intellectual property right protection and registration; (iv) dispositions of assets; (v) changes in business, management, ownership or business locations; (vi) mergers, consolidations or acquisitions; (vii) incurrence or assumption of indebtedness; (viii) incurrence of liens on any of the Company's property; (ix) paying dividends or making distributions on, or redemptions, retirements or repurchases of, capital stock; (x) transactions with affiliates; and (xi) payments on or amendments to subordinated debt.  As of March 31, 2012 the Company is in compliance with these covenants.

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

The Loan Agreement will expire on March 29, 2013. The Loan Agreement may be terminated prior to March 29, 2013; however, the Company would be required to pay a $150,000 early termination fee in connection with a termination (i) by the Company for any reason or (ii) by SVB upon notice and after the occurrence and during the continuance of an event of default.  At March 31, 2012 there were no borrowings outstanding.

During the three months ended March 31, 2012, cash used for operating activities was $3.5 million, consisting primarily of a net loss of $6.6 million, offset by changes in operating assets and liabilities of $2.7 million, and net non-cash expenses in the amount of $0.4 million, including $1.1 million for amortization and depreciation, $0.5 million for stock based compensation, and a $1.2 million reduction for the change in fair value of common stock warrant liability. Cash provided by investing activities for the three months ended March 31, 2012 was $57,000, consisting of proceeds from the disposal of property, plant and equipment. Cash provided by financing activities for the three months ended March 31, 2012 was approximately $10.4 million consisting primarily of $17.7 million in proceeds from the public offering offset by $1.9 million in public offering costs and $5.4 million in repayment of borrowings under line of credit.

Income Taxes

Under Internal Revenue Code (IRC) Section 382, the use of net operating loss carry-forwards, capital loss carry-forwards and other tax credit carry-forwards may be limited if a change in ownership of a company occurs. If it is determined that due to transactions involving the Company’s shares owned by its five percent stockholders a change of ownership has occurred under the provisions of IRC Section 382, the Company's net operating loss, capital loss and tax credit carry-forwards could be subject to significant IRC Section 382 limitations.

Prior to March 2011, the Company had approximately $703 million in Federal and state net operating loss carry-forwards and $15.6 million in Federal research and experimentation tax credit carry-forwards.  A Section 382 ownership change occurred during March 2011 that resulted in approximately $675 million of Federal and state net operating loss carry-forwards being subject to IRC Section 382 limitations and as a result of IRC Section 382 limitations, approximately $618 million of the net operating loss carry-forwards and $15.6 million of the Federal research and experimentation tax credit carry-forwards will expire prior to utilization.  As a result of the IRC Section 382 limitations, these net operating loss and tax credit carry-forwards that will expire unutilized were not reflected in the Company’s gross deferred tax asset as of December 31, 2011. The ownership change also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $7 million. This will translate into unfavorable book to tax add backs in the Company's 2011 to 2016 U.S. corporate income tax returns that resulted in a gross deferred tax liability of $2.6 million at the time of the ownership change and $1.8 million at December 31, 2011 with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). This had no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

As a result of certain equity transactions by five percent stockholders, the Company is continuing to evaluate and determine if an ownership change occurred for IRC Section 382 purposes during the quarter ending March 31, 2012. If an ownership change occurred in the quarter ending March 31, 2012, an IRC Section 382 limitation could result in all but approximately $14.9 million of the Company's Federal and state net operating loss carry-forwards expiring prior to utilization, which would result in the Company’s gross deferred tax asset and related valuation allowance decreasing by approximately $24.6 million.  The ownership change would also result in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $33.6 million. This will translate into unfavorable book to tax add backs in the Company's 2012 to 2017 U.S. corporate income tax returns that would result in a gross deferred tax liability of $12.8 million at the time of the ownership change with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense).These decreases would have no impact on the Company’s financial position, results of operations, or cash flows. However, these potential future tax benefits would no longer be available to the Company. The Company is in the process of completing a formal Section 382 study to determine if an ownership change has occurred during the quarter ending March 31, 2012 and expects to complete that study during the quarter ended June 30, 2012.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes or modifications to the policies since December 31, 2011.

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

In addition, the Company may source inventory from worldwide locations. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location as well as from the revaluation of intercompany balances. The Company mitigates this risk through local sourcing efforts.

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

                None.

Item 1A - Risk Factors

Part II, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission (SEC), filed on March 30, 2012, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results.  Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K.  However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the three months ended March 31, 2012, we issued 40,223 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

(b)  Not applicable.

(c)  None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

(a)  None.

(b)  None.

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.2	Third Amended and Restated By-laws of Plug Power Inc. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (3)

10.1	Second Loan Modification Agreement dated March 30, 2012, by and between Plug Power Inc. and Silicon Valley Bank. (4)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS*	XBRL Instance Document (5)

101.SCH*	XBRL Taxonomy Extension Schema Document (5)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (5)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (5)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (5)

(1)     Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.

(2)     Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.

(3)     Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 24, 2009.

(4)     Incorporated by reference to the Company’s current Report on Form 8-K dated April 3, 2012.

(5)     Filed herewith

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011; and (iv) related notes, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 15, 2012	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Gerald A. Anderson
Gerald A. Anderson
Chief Financial Officer (Principal Financial Officer)

