Form 10-Q
period 2012-06-30
PLUG POWER INC
filed 2012-08-14
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The number of shares of common stock, par value of $.01 per share, outstanding as of August 6, 2012 was 37,981,961.

2

PART 1.   FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

 Plug Power Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$15,851,417	$13,856,893
Accounts receivable, less allowance of $0 at June 30, 2012 and December 31, 2011	11,125,967	13,388,909
Inventory	9,511,319	10,354,707
Prepaid expenses and other current assets	1,181,735	1,894,014
Total current assets	37,670,438	39,494,523
Property, plant and equipment (net of accumulated depreciation of $26,429,781
at June 30, 2012 and $25,616,113 at December 31, 2011	7,636,611	8,686,840
Note Receivable	600,419	-
Intangible assets, net	6,316,302	7,474,636
Total assets	$52,223,770	$55,655,999
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,143,823	$4,668,721
Accrued expenses	2,403,646	3,172,998
Product warranty reserve	1,020,010	1,210,909
Borrowings under line of credit	-	5,405,110
Deferred revenue	4,037,961	2,505,175
Other current liabilities	544,685	80,000
Total current liabilities	12,150,125	17,042,913
Common stock warrant liability	3,029,189	5,320,990
Deferred revenue	3,061,563	3,036,829
Other liabilities	1,213,509	1,219,602
Total liabilities	19,454,386	26,620,334
Stockholders' equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
38,050,862 at June 30, 2012 and 22,924,411 at December 31, 2011	380,509	229,244
Additional paid-in capital	800,863,021	784,213,871
Accumulated other comprehensive income	924,704	928,744
Accumulated deficit	(767,846,468)	(754,783,812)
Less common stock in treasury:
165,906 shares at June 30, 2012 and December 31, 2011	(1,552,382)	(1,552,382)
Total stockholders' equity	32,769,384	29,035,665
Total liabilities and stockholders' equity	$52,223,770	$55,655,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Product and service revenue	$7,201,404	$2,620,845	$14,438,170	$7,614,250
Research and development contract revenue	457,693	1,562,719	973,069	2,347,943
Licensed technology revenue	-	163,125	-	326,250
Total revenue	7,659,097	4,346,689	15,411,239	10,288,443
Cost of product and service revenue	8,642,527	4,931,170	17,703,216	11,621,623
Cost of research and development contract revenue	832,564	2,473,516	1,598,522	3,810,596
Research and development expense	1,577,077	1,106,248	2,804,534	2,168,974
Selling, general and administrative expenses	3,567,268	3,882,917	7,503,061	7,444,515
Amortization of intangible assets	572,991	588,473	1,148,764	1,169,962
Operating loss	(7,533,330)	(8,635,635)	(15,346,858)	(15,927,227)
Interest and other income and net realized losses
from available-for-sale securities	43,690	87,224	91,214	121,122
Change in fair value of common stock warrant liability	1,053,051	1,790,520	2,291,801	1,790,520
Interest and other expense and foreign currency gain (loss)	(42,965)	5,223	(98,813)	19,717
Net loss	$(6,479,554)	$(6,752,668)	$(13,062,656)	$(13,995,868)
Loss per share:
Basic and diluted	$(0.17)	$(0.41)	$(0.43)	$(0.95)
Weighted average number of common shares
outstanding	37,853,358	16,320,235	30,645,479	14,781,215

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Loss	$(6,479,554)	$(6,752,668)	$(13,062,656)	$(13,995,868)
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	(80,543)	(18,160)	(4,040)	86,032
Unrealized gain on available-for-sale securities	-	-	-	18,502
Comprehensive Loss	$(6,560,097)	$(6,770,828)	$(13,066,696)	$(13,891,334)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(13,062,656)	$(13,995,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	975,480	1,053,465
Amortization of intangible assets	1,148,764	1,169,962
Stock-based compensation	1,022,618	1,002,824
Loss on disposal of property, plant and equipment	57,680	308,891
Realized loss on available for sale securities	-	22,421
Change in fair value of common stock warrant liability	(2,291,801)	(1,790,520)
Changes in operating assets and liabilities:
Accounts receivable	2,263,242	66,054
Inventory	843,388	4,164,884
Prepaid expenses and other current assets	712,279	227,216
Issuance of note receivable	(600,419)	-
Accounts payable, accrued expenses, product warranty reserve and other liabilities	(1,032,845)	(4,799,707)
Deferred revenue	1,557,520	(601,496)
Net cash used in operating activities	(8,406,750)	(13,171,874)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(40,831)	(1,065,335)
Proceeds from disposal of property, plant and equipment	57,900	45,000
Proceeds from maturities and sales of available-for-sale securities	-	10,399,396
Net cash provided by investing activities	17,069	9,379,061
Cash Flows From Financing Activities:
Purchase of treasury stock	-	(158,492)
Proceeds from issuance of common stock	17,192,500	22,027,166
Stock issuance costs	(1,402,230)	(1,862,293)
Repayment of borrowings under line of credit	(5,405,110)	-
Principal payments on long-term debt	-	(9,956)
Net cash provided by financing activities	10,385,160	19,996,425
Effect of exchange rate changes on cash	(955)	(7,757)
Increase in cash and cash equivalents	1,994,524	16,195,855
Cash and cash equivalents, beginning of period	13,856,893	10,955,403
Cash and cash equivalents, end of period	$15,851,417	$27,151,258

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

 Liquidity

As of June 30, 2012, we had approximately $25.5 million of working capital, which includes $15.9 million of cash and cash equivalents to fund our future operations. Additionally, as of March 30, 2012, we executed a Second Loan Modification Agreement with Silicon Valley Bank which increased our credit facility, providing us access of up to $15 million in financing, subject to borrowing base limitations, to support working capital needs (See Note 4, Loan and Security Agreement, of the condensed consolidated financial statements). We believe that our current cash, cash equivalents and cash generated from future sales, in conjunction with the availability of the credit facility, will provide sufficient liquidity to fund operations into 2013. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

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

If additional funding is required beyond 2013, alternatives the Company would consider include equity or debt financings, strategic alliances or joint ventures. Under such conditions, if we are unable to obtain additional capital in 2013, we may not be able to sustain our future operations and may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Given the difficult current economic environment, we believe that it could be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alliances or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the Company’s December 31, 2011 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011.

Use of Management Estimates: The unaudited condensed interim consolidated financial statements have been prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events:  The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the financial statements and has noted no subsequent events requiring recognition or disclosure.

Significant Accounting Policies:

Warrant accounting

We account for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) 815, Derivatives and Hedging – Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. In compliance with applicable securities law, registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We classify these derivative warrant liabilities on the condensed consolidated balance sheets as a long term liability, which is revalued at each balance sheet date subsequent to the initial issuance. We use the Black-Scholes pricing model to value the derivative warrant liability. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions.

The Company used the following assumptions for its common stock warrants. The risk-free interest rate for May 31, 2011 (issuance date), December 31, 2011, and June 30, 2012 were .75%, .33% and .34%, respectively. The volatility of the market price of the Company’s common stock for May 31, 2011, December 31, 2011 and June 30, 2012 were 94.4%, 78.6%, and 77.3%, respectively. The expected average term of the warrant used for all periods was 2.5 years. There was no expected dividend yield for the warrants granted. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. A significant increase in the volatility of the market price of the Company's common stock, in isolation, would result in a significantly higher fair value measurement; and a significant decrease in volatility would result in a significantly lower fair value measurement.  Changes in the fair value of the warrants are reflected in the condensed consolidated statement of operations as change in fair value of common stock warrant liability.

Joint Venture

We account for investments in joint ventures in which we have significant influence in accordance with applicable accounting guidance in Subtopic 323-10, Investments – Equity Method and Joint Ventures – Overall.  On February 29, 2012 we completed the formation of our joint venture with Axane, S.A., a subsidiary of Air Liquide, under the name HyPulsion (the JV).  The principal purpose of the JV is to develop and sell hydrogen fuel cell systems for the European material handling market. Axane contributed cash at the closing and will make additional fixed cash contributions in 2013 and 2014 in exchange for 55% ownership of the JV, subject to certain conditions. We contributed to the JV the right to use our technology, including design and technology know-how on GenDrive systems, in exchange for 45% ownership of the JV.  Accordingly, we will share in 45% of the profits from the JV.  We have not contributed any cash to the JV and we are not obligated to contribute any cash.  We have an option in the future to contribute cash and become a majority owner of the JV.

In accordance with the equity method of accounting, the Company will increase its investment in the JV by its share of any earnings, and decrease its investment in the JV by its share of any losses.  Losses in excess of the investment must be restored from future profits before we can recognize our proportionate share of profits.  As of June 30, 2012, the Company had a zero basis for its investment in the JV.

Recent Accounting Pronouncements:

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

3. Multiple-Deliverable Revenue Arrangements

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

Under the guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13, in an arrangement with multiple-deliverables, the delivered items will be considered a separate unit of accounting if the following criteria are met:

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

For all product and service revenue transactions entered into prior to the implementation of ASU No. 2009-13, the Company will continue to defer the recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months, or which extend over multiple years. While contract terms for those transactions generally required payment shortly after shipment or delivery and installation of the fuel cell system and were not contingent on the achievement of specific milestones or other substantive performance, the multiple-element revenue obligations within our contractual arrangements were generally not accounted for separately based on our limited experience and lack of evidence of fair value of the undelivered components.  We recognized revenue related to these transactions of approximately $51,000 and $101,000 during the three and six months ended June 30, 2012, respectively.  At June 30, 2012, and December 31, 2011, there was approximately $809,000 and $910,000, respectively, included in deferred revenue in the condensed consolidated balance sheets related to these transactions.

 4. Loan and Security Agreement

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

The Loan Agreement includes customary representations and warranties for credit facilities of this type. In addition, the Loan Agreement contains a number of covenants that will impose significant operating and financial restrictions on the Company's operations, including restrictions pertaining to, among other things: (i) the condition of inventory; (ii) maintenance of an adjusted quick ratio of at least 1.50 to 1.0; (iii) intellectual property right protection and registration; (iv) dispositions of assets; (v) changes in business, management, ownership or business locations; (vi) mergers, consolidations or acquisitions; (vii) incurrence or assumption of indebtedness; (viii) incurrence of liens on any of the Company's property; (ix) paying dividends or making distributions on, or redemptions, retirements or repurchases of, capital stock; (x) transactions with affiliates; and (xi) payments on or amendments to subordinated debt. As of June 30, 2012 the Company is in compliance with these covenants.

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

The Loan Agreement will expire on March 29, 2013. The Loan Agreement may be terminated prior to March 29, 2013; however, the Company would be required to pay a $150,000 early termination fee in connection with a termination (i) by the Company for any reason or (ii) by SVB upon notice and after the occurrence and during the continuance of an event of default.  At June 30, 2012 there were no borrowings outstanding.

5. Stockholders’ Equity

On May 12, 2011, the Company’s stockholders approved the 2011 Stock Option and Incentive Plan (the 2011 Plan). The 2011 Plan provides for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 1,000,000, plus (ii) the number of shares of common stock underlying any grants pursuant to the 2011 Plan or the Plug Power Inc. 1999 Stock Option and Incentive Plan that are forfeited, canceled, repurchased or are terminated (other than by exercise). The shares may be issued pursuant to stock options, stock appreciation rights, restricted stock awards and certain other equity-based awards granted to employees, directors and consultants of the Company. No grants may be made under the 2011 Plan after May 12, 2021.  On May 16, 2012, the stockholders approved an amendment to the 2011 Plan, to increase the number of shares of the Company’s common stock authorized for issuance under the 2011 Plan from 1,000,000 to 6,500,000.

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

On March 28, 2012, the Company completed an underwritten public offering of 13,000,000 shares of its common stock. The shares were sold at $1.15 per share.  Net proceeds, after underwriting discounts and commissions and other fees and expenses payable by Plug Power were $13,704,745.

On March 29, 2012, the Company sold 1,950,000 additional shares of common stock at $1.15 per share, pursuant to the underwriter’s exercise of its over-allotment option in connection with the March 28, 2012 underwritten public offering, resulting in additional net proceeds to Plug Power of $2,085,525.

Changes in stockholders’ equity for the six months ended June 30, 2012 are as follows:

	Common Stock				Treasury Stock
				Accumulated
				Other				Total
			Additional Paid-in-	Comprehensive			Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Equity
December 31, 2011	22,924,411	$229,244	$784,213,871	$928,744	165,906	$(1,552,382)	$(754,783,812)	$29,035,665

Net loss	-	-	-	-	-	-	(13,062,656)	(13,062,656)
Foreign currency translation gain	-	-	-	(4,040)	-	-	-	(4,040)
Stock based compensation	176,451	1,765	1,004,625	-	-	-	-	1,006,390
Public offering common stock, net	14,950,000	149,500	15,644,525	-	-	-	-	15,794,025
June 30, 2012	38,050,862	$380,509	$800,863,021	$924,704	165,906	$(1,552,382)	$(767,846,468)	$32,769,384

6. Earnings Per Share

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

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net loss	$(6,479,554)	$(6,752,668)	$(13,062,656)	$(13,995,868)
Denominator:
Weighted average number of common shares outstanding	37,853,358	16,320,235	30,645,479	14,781,215

The potential dilutive common shares are summarized as follows:

	At June 30,
	2012	2011
Stock options outstanding	2,005,657	1,059,953
Unvested restricted stock	275,262	409,164
Common stock warrants (1)	9,421,008	7,128,563
Number of dilutive potential common shares	11,701,927	8,597,680

(1)

On May 31, 2011, the Company granted 7,128,563 warrants as part of an underwritten public offering.  As a result of the March 28 and 29, 2012 public offerings described in Note 5, the number of warrants increased to 9,421,008.

7. Inventory

                Inventory as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials and supplies	$8,571,406	$9,159,004
Work-in-process	95,992	462,832
Finished goods	843,921	732,871
	$9,511,319	$10,354,707

8. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets related to Plug Power Canada Inc. as of June 30, 2012 are as follows:

				Effect of
	Weighted Average	Gross Carrying	Accumulated	Foreign Currency
	Amortization Period	Amount	Amortization	Translation	Total

Acquired Technology	8 years	$15,900,000	$(11,060,824)	$1,122,959	$5,962,135
Customer Relationships	8 years	1,000,000	(645,833)	-	354,167
		$16,900,000	$(11,706,657)	$1,122,959	$6,316,302

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

 9. Income Taxes

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

As a result of certain equity transactions by five percent stockholders, a Section 382 ownership change occurred during March 2012 that resulted in all but approximately $14.9 million of the Company’s Federal and state net operating loss carry-forwards expiring prior to utilization, which resulted in the Company’s gross deferred tax asset and related valuation allowance decreasing by approximately $24.6 million.  The ownership also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $34.0 million. This will translate into unfavorable book to tax add backs in the Company's 2012 to 2017 U.S. corporate income tax returns that would result in a gross deferred tax liability of $12.9 million at the time of the ownership change with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). These decreases would have no impact on the Company’s financial position, results of operations, or cash flows. However, these potential future tax benefits would no longer be available to the Company.

10. Note Receivable

On May 25, 2012, we executed a $663,359 Promissory Note with Forem Energy Group, maturing on May 25, 2022.  This note is unsecured and bears interest at an annual rate of 2.9%.  Accordingly, receivables relating to this agreement in the amount of $600,419 and $62,940 have been recorded as note receivable and current portion note receivable (prepaid expenses and other current assets), respectively, in the condensed consolidated balance sheets as of June 30, 2012.

11. Fair Value

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Quoted Prices in Active	Signinficant	Significant
		Markets for Identical	Other Observable	Unobservable
		Items	Inputs	Inputs
Balance at June 30, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liabililty	$3,029,189	$-	$-	$3,029,189

The following tables show reconciliations of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the six months ended June 30, 2012:

Fair Value
Measurement Using
Significant
Common stock warrant liability	Unobservable Inputs
Beginning of period - January 1, 2012	$5,320,990
Change in fair value of common stock warrants	(2,291,801)
Fair value of common stock warrant liability at June 30, 2012	$3,029,189

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

12. Commitments and Contingencies

In September 2011, the Company signed a letter of credit with Silicon Valley Bank in the amount of $525,000. The standby letter of credit is required by an agreement negotiated between Air Products and Chemicals, Inc. (Air Products) and the Company to supply hydrogen infrastructure and hydrogen to Central Grocers at their distribution center.  There are no collateral requirements associated with this letter of credit.

The Equipment Sale Agreement Addendum No. 1 between Ballard and the Company was executed on June 30, 2011. This addendum relates to a committed purchase by the Company of a total of 3,250 Ballard fuel cell stacks between the dates of July 1, 2011 and December 31, 2012. The amount of this commitment was approximately $9.4 million.  As of June 30, 2012, the Company had purchased 1,884 stacks, and has a remaining commitment of approximately $3.7 million.  In conjunction with this agreement, the Company paid a one-time non-recurring engineering fee of $450,000 to Ballard to be used at Ballard’s sole discretion for the purposes of product development, cost reduction and production implementation.  This fee is being amortized to research and development expense over a period of eighteen months.

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements with and with government agencies. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At June 30, 2012, four customers comprise approximately 82.6% of the total accounts receivable balance, with each customer individually representing 46.9%, 25.3%, 5.8%, and 4.6% of total accounts receivable, respectively. At December 31, 2011, five customers comprise approximately 83.0% of the total accounts receivable balance, with each customer individually representing 27.0%, 17.3%, 16.4%, 12.1%, and 10.2% of total accounts receivable, respectively.

For the six months ended June 30, 2012, contracts with three customers comprise approximately 63.2% of total consolidated revenues, with each customer representing 25.3%, 24.9%, and 13.0%, respectively.  For the six months ended June 30, 2011, contracts with three customers and two federal government agencies comprised approximately 72.6% of total consolidated revenues, with each customer representing 28.3%, 12.5%, 11.6%, 10.1%, and 10.1%, respectively.

The product and service revenue contracts we entered into generally provide a one to two-year product warranty to customers from date of installation. We currently estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for future claims in the period the revenue is recognized.

The following table summarizes product warranty activity recorded during the six months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Beginning balance - January 1	$1,210,919	$862,480
Additions for current year deliveries	346,970	445,570
Reductions for payments made	(537,879)	(336,950)
Ending balance - June 30	$1,020,010	$971,100

13. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the six months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011

Stock-based compensation accrual impact, net	$(12,474)	$(10,021)
Change in unrealized gain on available-for-sale securities	-	18,502
Transfer of investment in leased property to inventory	-	263,239
Transfer of assets held for sale to inventory	-	1,000,000

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2011. In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability, the risk that we expect we will need to raise additional capital to fund our operations and such capital may not be available to us; the risk that the previously disclosed expected uses of the Company’s recently raised capital may change; our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue; the risk that pending orders may not convert to purchase orders; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; the ability to achieve the forecasted gross margin on the sale of our products; the actual net cash used for operating expenses may exceed the projected net cash for operating expenses; the cost and availability of fuel and fueling infrastructures for our products; market acceptance of our GenDrive systems; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully expand our product lines; our ability to improve system reliability for our GenDrive systems; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; and other risks and uncertainties discussed, but are not limited to, those set forth in Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed on March 30, 2012 as updated by Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2012 and this Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

We have experienced and continue to experience negative cash flows from operations and we expect to continue to incur net losses in the foreseeable future. Accordingly, in 2010, we restructured and consolidated our operations to focus on the GenDrive business. This restructuring significantly reduced our operating expenses in 2011.  As of June 30, 2012, we had approximately $25.5 million of working capital, which includes $15.9 million of cash and cash equivalents to fund our future operations. Our future liquidity and capital requirements will depend upon numerous factors, including those identified in Part II, Item 1A (Risk Factors) of this Form 10-Q.

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

On March 28, 2012, the Company completed an underwritten public offering of 13,000,000 shares of common stock. The shares were sold at $1.15 per share for gross proceeds of approximately $15.0 million. Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses payable by the Company, were approximately $13.7 million. The Company intends to use the net proceeds of the offering for general corporate purposes, which may include working capital, capital expenditures, research and development expenditures, commercial expenditures, acquisitions of new technologies or businesses that are complementary to its current technologies or business focus, and investments. In connection with the offering, the Company granted the underwriter a 45-day option to purchase up to an additional 1,950,000 shares of common stock to cover over-allotments.

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

Results of Operations

 Product and service revenue. Effective April 1, 2010, the Company adopted ASU No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements retroactive to January 1, 2010. ASU No. 2009-13 amends the FASB ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The Company anticipates that the effect of the adoption of this guidance on subsequent periods will be primarily based on the arrangements entered into and the timing of shipment of deliverables. See Note 3, Multiple-Deliverable Revenue Arrangements, of the condensed consolidated financial statements, Part I, Item 1 of this Form 10-Q for further discussion of our multiple-deliverable revenue arrangements.

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

Product and service revenue for the three months ended June 30, 2012 increased $4.6 million, or 174.8%, to $7.2 million from $2.6 million for the three months ended June 30, 2011. During the three months ended June 30, 2012 we shipped 388 fuel cell systems to end customers as compared to 73 fuel cell systems shipped during the three months ended June 30, 2011.  During the three months ended June 30, 2012, and June 30, 2011, we deferred $669,000 and $273,000 in revenue, respectively, due to contingent provisions in our agreements, as well as deliverables under ASU No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements, where the deliverables have not yet been met.  Additionally, in the three months ended June 30, 2012, we recognized approximately $648,000 of deferred revenue due to deliverables that have now been met, whereas in the three months ended June 30, 2011, we recognized approximately $327,000 of deferred revenue due to deliverables that have now been met.

Product and service revenue for the six months ended June 30, 2012 increased $6.8 million, or 89.6%, to $14.4 million from $7.6 million for the six months ended June 30, 2011. During the six months ended June 30, 2012 we shipped 687 fuel cell systems to end customers as compared to 217 fuel cell systems shipped during the six months ended June 30, 2011.  During the six months ended June 30, 2012, and June 30, 2011, we deferred $2.7 million and $526,000 in revenue, respectively, due to contingent provisions in our agreements, as well as deliverables under ASU No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements, where the deliverables have not yet been met.  Additionally, in the six months ended June 30, 2012, we recognized approximately $1.6 million of deferred revenue due to deliverables that have now been met, whereas in the six months ended June 30, 2011, we recognized approximately $802,000 of deferred revenue due to deliverables that have now been met.

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

Research and development contract revenue for the three months ended June 30, 2012 decreased approximately $1.1 million, or 70.7%, to $458,000 from $1.6 million for the three months ended June 30, 2011. The decrease is primarily related to fewer active projects in 2012.

Research and development contract revenue for the six months ended June 30, 2012 decreased approximately $1.4 million, or 58.6%, to $973,000 from $2.3 million for the six months ended June 30, 2011. The decrease is primarily related to fewer active projects in 2012.

Licensed technology revenue. Licensed technology revenue relates to the sale of licensing rights and engineering assistance.  This revenue was being amortized over a twelve month period that ended in October 2011.

Licensed technology revenue for the three months and six months ended June 30, 2011 was approximately $163,000 and $326,000, respectively.

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

Cost of product and service revenue for the three months ended June 30, 2012 increased approximately $3.7 million, or 75.3%, to $8.6 million from $4.9 million for the three months ended June 30, 2011.  This increase is directly related to increased fuel cell shipments to end customers.  There were 388 fuel cell systems shipped during the three months ended June 30, 2012 as compared to 73 for the three months ended June 30, 2011.

Cost of product and service revenue for the six months ended June 30, 2012 increased approximately $6.1 million, or 52.3%, to $17.7 million from $11.6 million for the six months ended June 30, 2011.  This increase is directly related to increased fuel cell shipments to end customers.  There were 687 fuel cell systems shipped during the six months ended June 30, 2012 as compared to 217 for the six months ended June 30, 2011.

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

Cost of research and development contract revenue for the three months ended June 30, 2012 decreased approximately $1.6 million, or 66.3%, to $833,000 from $2.5 million for the three months ended June 30, 2011.  The decrease is primarily a result of fewer active contracts in 2012, coupled with a lower percentage of cost sharing on active contracts in 2012.

Cost of research and development contract revenue for the six months ended June 30, 2012 decreased approximately $2.2 million, or 58.0%, to $1.6 million from $3.8 million for the six months ended June 30, 2011.  The decrease is primarily a result of fewer active contracts in 2012, coupled with a lower percentage of cost sharing on active contracts in 2012.

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

Research and development expense for the three months ended June 30, 2012 increased approximately $471,000, or 42.6%, to $1.6 million from $1.1 million for the three months ended June 30, 2011. This increase was a result of engineering personnel charging less time to government programs due to fewer contracts in 2012.

Research and development expense for the six months ended June 30, 2012 increased approximately $636,000, or 29.3%, to $2.8 million from $2.2 million for the three months ended June 30, 2011. This increase was a result of an increase in personnel, coupled with engineering personnel charging less time to government programs due to fewer contracts in 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2012 decreased approximately $316,000, or 8.1%, to $3.6 million from $3.9 million for the three months ended June 30, 2011. The decrease was primarily the result of lower professional fees.

Selling, general and administrative expenses for the six months ended June 30, 2012 increased approximately $59,000, or 0.8%, to $7.5 million from $7.4 million for the six months ended June 30, 2011. The increase was primarily the result of lower professional fees, offset by an increase in personnel related costs.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets from Plug Power Canada Inc., including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets decreased to approximately $573,000 for the three months ended June 30, 2012, compared to approximately $588,000 for the three months ended June 30, 2011. The decrease is related to foreign currency fluctuations.

Amortization of intangible assets decreased to approximately $1.1 million for the six months ended June 30, 2012, compared to approximately $1.2 million for the six months ended June 30, 2011. The decrease is related to foreign currency fluctuations.

Interest and other income and net realized losses from available-for-sale securities. Interest and other income and net realized losses from available-for-sale securities consists primarily of interest earned on our cash, cash equivalents, available-for-sale securities, and rental income.

Interest and other income and net realized losses from available-for-sale securities for the three months ended June 30, 2012 decreased approximately $43,000, or 49.9%, to $44,000 from $87,000 for the three months ended June 30, 2011. The decrease is primarily related to a decrease in rental income.

Interest and other income and net realized losses from available-for-sale securities for the six months ended June 30, 2012 decreased approximately $30,000, or 24.7%, to $91,000 from $121,000 for the six months ended June 30, 2011. The decrease is primarily related to a decrease in rental income, partially offset by a realized loss from available-for-sale securities recorded in the first quarter of 2011.

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

The change in fair value of common stock warrant liability for the three months ended June 30, 2012 decreased $737,000 or 41.2%, to $1.1 million from $1.8 million for the three months ended June 30, 2011.  The change in fair value of common stock warrant liability for the six months ended June 30, 2012 increased $501,000 or 28.0%, to $2.3 million from $1.8 million for the six months ended June 30, 2012.  These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Interest and other expense and foreign currency gain (loss). Interest and other expense and foreign currency gain (loss) consists of interest related to the Loan and Security Agreement, loan modification fees related to the Credit Line Agreement, and foreign currency exchange gain (loss).

Interest and other expense and foreign currency gain (loss) for the three months ended June 30, 2012 and 2011 was approximately $(43,000) and $5,000, respectively. Interest and other expense related to the Credit Line Agreement was approximately $43,000 and $0, respectively, for the three months ended June 30, 2012 and 2011.

Interest and other expense and foreign currency gain (loss) for the six months ended June 30, 2012 and 2011 was approximately $(99,000) and $20,000, respectively. Interest and other expense related to the Credit Line Agreement was approximately $109,000 and $0, respectively, for the six months ended June 30, 2012 and 2011.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

 Liquidity and Capital Resources

We have experienced recurring operating losses and as of June 30, 2012, we had an accumulated deficit of approximately $767.8 million. Substantially all of our losses resulted from costs incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations. To date, we have funded our operations primarily through private and public offerings of our common and preferred stock, our line of credit and maturities and sales of our available-for-sale securities. We anticipate incurring substantial additional losses and may never achieve profitability.

As of June 30, 2012, we had approximately $25.5 million of working capital, which includes $15.9 million of cash and cash equivalents to fund our future operations. Additionally, as of March 30, 2012, we executed a Second Loan Modification Agreement with Silicon Valley Bank which increased our credit facility, providing us access of up to $15 million in financing, subject to borrowing base limitations, to support working capital needs (See Note 4, Loan and Security Agreement, of the condensed consolidated financial statements). We believe that our current cash, cash equivalents and cash generated from future sales, in conjunction with the availability of the credit facility, will provide sufficient liquidity to fund operations into 2013. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

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

If additional funding is required beyond 2013, alternatives the Company would consider include equity or debt financings, strategic alliances or joint ventures. Under such conditions, if we are unable to obtain additional capital in 2013, we may not be able to sustain our future operations and may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Given the difficult current economic environment, we believe that it could be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alliances or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.

Several key indicators of liquidity are summarized in the following table:

	Six months	Six months	Year
	ended or at	ended or at	ended or at
	June 30,	June 30,	December 31,
(in thousands)	2012	2011	2011
Cash and cash equivalents at end of period	15,851	27,151	13,857
Borrowings under line of credit at end of period	-	-	5,405
Working capital at end of period	25,520	30,625	22,452
Net loss	13,063	13,996	27,454
Net cash used in operating activities	8,407	13,172	33,310
Purchase of property, plant and equipment	41	1,065	1,326

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

The Loan Agreement includes customary representations and warranties for credit facilities of this type. In addition, the Loan Agreement contains a number of covenants that will impose significant operating and financial restrictions on the Company's operations, including restrictions pertaining to, among other things: (i) the condition of inventory; (ii) maintenance of an adjusted quick ratio of at least 1.50 to 1.0; (iii) intellectual property right protection and registration; (iv) dispositions of assets; (v) changes in business, management, ownership or business locations; (vi) mergers, consolidations or acquisitions; (vii) incurrence or assumption of indebtedness; (viii) incurrence of liens on any of the Company's property; (ix) paying dividends or making distributions on, or redemptions, retirements or repurchases of, capital stock; (x) transactions with affiliates; and (xi) payments on or amendments to subordinated debt.  As of June 30, 2012 the Company is in compliance with these covenants.

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

The Loan Agreement will expire on March 29, 2013. The Loan Agreement may be terminated prior to March 29, 2013; however, the Company would be required to pay a $150,000 early termination fee in connection with a termination (i) by the Company for any reason or (ii) by SVB upon notice and after the occurrence and during the continuance of an event of default.  At June 30, 2012 there were no borrowings outstanding.

During the six months ended June 30, 2012, cash used for operating activities was $8.4 million, consisting primarily of a net loss of $13.1 million, offset by changes in operating assets and liabilities of $3.8 million, and net non-cash expenses in the amount of $0.9 million, including $2.1 million for amortization and depreciation, $1.0 million for stock based compensation, $58,000 for loss on disposal of property, plant and equipment, offset by a $2.3 million reduction for the change in fair value of common stock warrant liability. Cash provided by investing activities for the six months ended June 30, 2012 was $17,000, consisting of purchases of property, plant and equipment of $41,000, offset by proceeds from the disposal of property, plant and equipment of $58,000. Cash provided by financing activities for the six months ended June 30, 2012 was approximately $10.4 million consisting primarily of $17.2 million in proceeds from the public offering offset by $1.4 million in public offering costs and $5.4 million in repayment of borrowings under line of credit.

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

As a result of certain equity transactions by five percent stockholders, a Section 382 ownership change occurred during March 2012 that resulted in all but approximately $14.9 million of the Company’s Federal and state net operating loss carry-forwards expiring prior to utilization, which resulted in the Company’s gross deferred tax asset and related valuation allowance decreasing by approximately $24.6 million.  The ownership also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $34.0 million. This will translate into unfavorable book to tax add backs in the Company's 2012 to 2017 U.S. corporate income tax returns that would result in a gross deferred tax liability of $12.9 million at the time of the ownership change with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). These decreases would have no impact on the Company’s financial position, results of operations, or cash flows. However, these potential future tax benefits would no longer be available to the Company.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, equity investments, unbilled revenue, common stock warrants, income taxes and contingencies. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as a discussion of Significant Accounting Policies included in Note 2, Basis of Presentation, of the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the three months ended June 30, 2012, we issued 87,788 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

(b)  Not applicable.

(c)  None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

(a)  None.

(b)  None.

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.1	Third Amended and Restated By-laws of Plug Power Inc. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (3)

10.1	Executive Employment Agreement dated as of June 21, 2012, by and between Gerald A. Anderson and Plug Power Inc. (5)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS*	XBRL Instance Document (5)

101.SCH*	XBRL Taxonomy Extension Schema Document (5)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (5)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (5)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (5)

(1) Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.
(2) Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.
(3) Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 24, 2009.
(4) Incorporated by reference to the Company’s current Report on Form 8-K dated April 3, 2012.
(5) Incorporated by reference to the Company’s current Report on Form 8-K dated June 21, 2012.
(6) Filed herewith

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011; and (iv) related notes, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 14, 2012	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Gerald A. Anderson
Gerald A. Anderson
Chief Financial Officer (Principal Financial Officer)