Form 10-Q
period 2012-09-30
PLUG POWER INC
filed 2012-11-14
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The number of shares of common stock, par value of $.01 per share, outstanding as of November 7, 2012 was 38,124,631.

PART 1.   FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

 Plug Power Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$9,461,404	$13,856,893
Accounts receivable, less allowance of $0 at September 30, 2012 and December 31, 2011	7,661,038	13,388,909
Inventory	13,005,120	10,354,707
Prepaid expenses and other current assets	1,552,429	1,894,014
Total current assets	31,679,991	39,494,523
Property, plant, and equipment (net of accumulated depreciation of $26,913,460
at September 30, 2012 and $25,616,113 at December 31, 2011)	7,404,490	8,686,840
Note Receivable	585,611	-
Intangible assets, net	5,896,909	7,474,636
Total assets	$45,567,001	$55,655,999
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,541,807	$4,668,721
Accrued expenses	2,075,772	3,172,998
Product warranty reserve	2,968,613	1,210,909
Borrowings under line of credit	1,000,000	5,405,110
Deferred revenue	4,175,560	2,505,175
Other current liabilities	334,085	80,000
Total current liabilities	16,095,837	17,042,913
Common stock warrant liability	1,594,323	5,320,990
Deferred revenue	3,567,583	3,036,829
Other liabilities	1,264,621	1,219,602
Total liabilities	22,522,364	26,620,334
Stockholders' equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
38,197,255 at September 30, 2012 and 22,924,411 at December 31, 2011	381,973	229,244
Additional paid-in capital	801,351,649	784,213,871
Accumulated other comprehensive income	1,035,329	928,744
Accumulated deficit	(778,171,932)	(754,783,812)
Less common stock in treasury:
165,906 shares at September 30, 2012 and December 31, 2011	(1,552,382)	(1,552,382)
Total stockholders' equity	23,044,637	29,035,665
Total liabilities and stockholders' equity	$45,567,001	$55,655,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2012	2011	2012	2011
Product and service revenue	$4,273,385	$4,312,885	$18,711,555	$11,927,135
Research and development contract revenue	502,269	994,244	1,475,338	3,342,187
Licensed technology revenue	-	163,125	-	489,375
Total revenue	4,775,654	5,470,254	20,186,893	15,758,697
Cost of product and service revenue	10,848,860	7,565,994	28,552,076	19,187,617
Cost of research and development contract revenue	791,322	1,695,171	2,389,844	5,505,767
Research and development expense	1,284,975	1,478,847	4,089,509	3,647,821
Selling, general and administrative expenses	3,053,434	3,606,505	10,556,495	11,051,020
Gain on sale of leased assets	-	(673,358)	-	(673,358)
Amortization of intangible assets	578,090	584,606	1,726,854	1,754,568
Operating loss	(11,781,027)	(8,787,511)	(27,127,885)	(24,714,738)
Interest and other income and net realized losses
from available-for-sale securities	80,046	99,740	171,260	220,862
Change in fair value of common stock warrant liability	1,434,866	2,414,267	3,726,667	4,204,787
Interest and other expense and foreign currency gain (loss)	(59,349)	(17,042)	(158,162)	2,675
Net loss	$(10,325,464)	$(6,290,546)	$(23,388,120)	$(20,286,414)
Loss per share:
Basic and diluted	$(0.27)	$(0.28)	$(0.71)	$(1.16)
Weighted average number of common shares
outstanding	37,977,052	22,676,114	33,107,175	17,441,767

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Loss	$(10,325,464)	$(6,290,546)	$(23,388,120)	$(20,286,414)
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	110,625	(160,205)	106,585	(74,173)
Unrealized gain on available-for-sale securities	-	-	-	18,502
Comprehensive Loss	$(10,214,839)	$(6,450,751)	$(23,281,535)	$(20,342,085)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(23,388,120)	$(20,286,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	1,459,159	1,600,143
Amortization of intangible assets	1,726,854	1,754,568
Stock-based compensation	1,500,352	1,602,097
Loss on disposal of property, plant and equipment	57,680	308,902
Gain on sale of leased assets	-	(673,358)
Realized loss on available for sale securities	-	22,421
Change in fair value of common stock warrant liability	(3,726,667)	(4,204,787)
Changes in operating assets and liabilities:
Accounts receivable	5,728,228	(1,028,099)
Inventory	(2,650,413)	5,303,221
Prepaid expenses and other current assets	341,585	(180,390)
Issuance of note receivable	(585,611)	-
Accounts payable, accrued expenses, product warranty reserve and other liabilities	1,787,625	(2,914,462)
Deferred revenue	2,201,139	(456,295)
Net cash used in operating activities	(15,548,189)	(19,152,453)
Cash Flows From Investing Activities:
Purchase of property, plant, and equipment	(292,389)	(1,156,163)
Restricted cash	-	525,000
Proceeds from sale of leased assets	-	673,358
Proceeds from disposal of property, plant and equipment	57,900	45,000
Proceeds from maturities and sales of available-for-sale securities	-	10,399,396
Net cash (used in) provided by investing activities	(234,489)	10,486,591
Cash Flows From Financing Activities:
Purchase of treasury stock	-	(158,492)
Proceeds from issuance of common stock	17,192,500	22,583,877
Stock issuance costs	(1,402,230)	(1,891,378)
Repayments under line of credit, net	(4,405,110)	-
Principal payments on long-term debt	-	(9,956)
Net cash provided by financing activities	11,385,160	20,524,051
Effect of exchange rate changes on cash	2,029	(11,407)
(Decrease) increase in cash and cash equivalents	(4,395,489)	11,846,782
Cash and cash equivalents, beginning of period	13,856,893	10,955,403
Cash and cash equivalents, end of period	$9,461,404	$22,802,185

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

 Liquidity

As of September 30, 2012, we had approximately $15.6 million of working capital, which includes $9.5 million of cash and cash equivalents to fund our future operations. Additionally, as of March 30, 2012, we executed a Second Loan Modification Agreement with Silicon Valley Bank which increased our credit facility, providing us access of up to $15 million in financing, subject to borrowing base limitations, to support working capital needs. Based on the borrowing base calculation and our current outstanding loan balance, the availability under this facility at September 30, 2012 was approximately $1.9 million  (see Note 4, Loan and Security Agreement, of the condensed consolidated financial statements). We believe that our current cash, cash equivalents and cash generated from future sales, in conjunction with the availability of the credit facility, will provide sufficient liquidity to fund operations into 2013. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

In the event that our operating expenses are higher than anticipated or the gross margins and shipments of our GenDrive products do not increase as we expect, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs. Such plans include: our ability to further reduce discretionary expenses, monetize our real estate assets through a sale-leaseback arrangement and obtain additional funding from licensing the use of our technologies. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. As a result, we can provide no assurance that we will be able to fund our operations without additional external financing.

Alternatives we would consider for additional funding include equity or debt financing, a sale-leaseback of our real estate, or licensing of our technology.  In addition to raising capital, we may also consider strategic alternatives including business combinations, strategic alliances or joint ventures.  Under such conditions, if we are unable to obtain additional capital in 2013, we may not be able to sustain our future operations and may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Given the difficult current economic environment, we believe that it could be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alternatives or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. Similarly, if our common stock is delisted from the NASDAQ Capital Market, it may limit our ability to raise additional funds (see Note 14, Subsequent Events).  If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the Company’s December 31, 2011 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011.

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

The Company used the following assumptions for its common stock warrants. The risk-free interest rate for May 31, 2011 (issuance date), December 31, 2011, and September 30, 2012 were .75%, .33% and .30%, respectively. The volatility of the market price of the Company’s common stock for May 31, 2011, December 31, 2011 and September 30, 2012 were 94.4%, 78.6%, and 76.2%, respectively. The expected average term of the warrant used for all periods was 2.5 years. There was no expected dividend yield for the warrants granted. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Generally, as the market price of our common stock increases, the fair value of the warrant increases, and conversely, as the market price of our common stock decreases, the fair value of the warrant decreases. Also, a significant increase in the volatility of the market price of the Company's common stock, in isolation, would result in a significantly higher fair value measurement; and a significant decrease in volatility would result in a significantly lower fair value measurement. Changes in the fair value of the warrants are reflected in the condensed consolidated statement of operations as change in fair value of common stock warrant liability.

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

In accordance with the equity method of accounting, the Company will increase its investment in the JV by its share of any earnings, and decrease its investment in the JV by its share of any losses.  Losses in excess of the investment must be restored from future profits before we can recognize our proportionate share of profits.  As of September 30, 2012, the Company had a zero basis for its investment in the JV.

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

For all product and service revenue transactions entered into prior to the implementation of ASU No. 2009-13, the Company will continue to defer the recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months, or which extend over multiple years. While contract terms for those transactions generally required payment shortly after shipment or delivery and installation of the fuel cell system and were not contingent on the achievement of specific milestones or other substantive performance, the multiple-element revenue obligations within our contractual arrangements were generally not accounted for separately based on our limited experience and lack of evidence of fair value of the undelivered components.  We recognized revenue related to these transactions of approximately $51,000 and $152,000 during the three and nine months ended September 30, 2012, respectively.  At September 30, 2012, and December 31, 2011, there was approximately $758,000 and $910,000, respectively, included in deferred revenue in the condensed consolidated balance sheets related to these transactions.

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

The Loan Agreement includes customary representations and warranties for credit facilities of this type. In addition, the Loan Agreement contains a number of covenants that will impose significant operating and financial restrictions on the Company's operations, including restrictions pertaining to, among other things: (i) the condition of inventory; (ii) maintenance of an adjusted quick ratio of at least 1.50 to 1.0; (iii) intellectual property right protection and registration; (iv) dispositions of assets; (v) changes in business, management, ownership or business locations; (vi) mergers, consolidations or acquisitions; (vii) incurrence or assumption of indebtedness; (viii) incurrence of liens on any of the Company's property; (ix) paying dividends or making distributions on, or redemptions, retirements or repurchases of, capital stock; (x) transactions with affiliates; and (xi) payments on or amendments to subordinated debt. At September 30, 2012 the Company was in compliance with all covenants except the adjusted quick ratio covenant. Silicon Valley Bank has waived our noncompliance with this covenant as of September 30, 2012.

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

The Loan Agreement will expire on March 29, 2013. The Loan Agreement may be terminated prior to March 29, 2013; however, the Company would be required to pay a $150,000 early termination fee in connection with a termination (i) by the Company for any reason or (ii) by SVB upon notice and after the occurrence and during the continuance of an event of default.  As of September 30, 2012, $1,000,000 was outstanding under the loan agreement and was recorded as borrowings under line of credit on the condensed consolidated balance sheets. Based on the borrowing base calculation and our current outstanding loan balance, the availability under this facility at September 30, 2012 was approximately $1.9 million.

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

Changes in stockholders’ equity for the nine months ended September 30, 2012 are as follows:

				Accumulated Other Comprehensive Income

	Common Stock		Additional Paid-in- Capital		Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
December 31, 2011	22,924,411	$229,244	$784,213,871	$928,744	165,906	$(1,552,382)	$(754,783,812)	$29,035,665
Net loss	-	-	-	-	-	-	(23,388,120)	(23,388,120)
Foreign currency translation gain	-	-	-	106,585	-	-	-	106,585
Stock based compensation	322,844	3,229	1,497,008	-	-	-	-	1,500,237
Public offering common stock, net	14,950,000	149,500	15,640,770	-	-	-	-	15,790,270
September 30, 2012	38,197,255	$381,973	$801,351,649	$1,035,329	165,906	$(1,552,382)	$(778,171,932)	$23,044,637

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

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(10,325,464)	$(6,290,546)	$(23,388,120)	$(20,286,414)
Denominator:
Weighted average number of common shares outstanding	37,977,052	22,676,114	33,107,175	17,441,767

The potential dilutive common shares are summarized as follows:

	At September 30,
	2012	2011
Stock options outstanding	1,999,521	1,344,665
Unvested restricted stock	275,262	408,388
Common stock warrants (1)	9,421,008	7,128,563
Number of dilutive potential common shares	11,695,791	8,881,616

(1)

On May 31, 2011, the Company granted 7,128,563 warrants as part of an underwritten public offering.  As a result of the March 28 and 29, 2012 public offerings described in Note 5, the number of warrants increased to 9,421,008.

7. Inventory

                Inventory as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials and supplies	$9,479,058	$9,159,004
Work-in-process	18,584	462,832
Finished goods	3,507,478	732,871
	$13,005,120	$10,354,707

Finished goods inventory at September 30, 2012 includes approximately $3 million related to 245 units shipped to a customer site during the quarter in connection with a customer lease agreement that was not yet complete.

 8. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets related to Plug Power Canada Inc. as of September 30, 2012 are as follows:

				Effect of
	Weighted Average	Gross Carrying	Accumulated	Foreign Currency
	Amortization Period	Amount	Amortization	Translation	Total
Acquired Technology	8 years	$15,900,000	$(11,607,664)	$1,281,656	$5,573,992
Customer Relationships	8 years	1,000,000	(677,083)	-	322,917
		$16,900,000	$(12,284,747)	$1,281,656	$5,896,909

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

Prior to March 2011, the Company had approximately $703 million in Federal and state net operating loss carry-forwards and $15.6 million in Federal research and experimentation tax credit carry-forwards.  A Section 382 ownership change occurred during March 2011 that resulted in approximately $675 million of Federal and state net operating loss carry-forwards being subject to IRC Section 382 limitations and as a result of IRC Section 382 limitations, approximately $618 million of the net operating loss carry-forwards and $15.6 million of the Federal research and experimentation tax credit carry-forwards will expire prior to utilization.  As a result of the IRC Section 382 limitations, these net operating loss and tax credit carry-forwards that will expire unutilized were not reflected in the Company’s gross deferred tax asset as of December 31, 2011. The ownership change also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $9.4 million. This will translate into unfavorable book to tax add backs in the Company's 2011 to 2016 U.S. corporate income tax returns that resulted in a gross deferred tax liability of $3.6 million at the time of the ownership change and $2.6 million at December 31, 2011 with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). This had no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

As a result of certain equity transactions by five percent stockholders, a Section 382 ownership change occurred during March 2012 that resulted in all but approximately $14.9 million of the Company’s Federal and state net operating loss carry-forwards expiring prior to utilization, which resulted in the Company’s gross deferred tax asset and related valuation allowance decreasing by approximately $24.6 million.  The ownership also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $36.5 million. This will translate into unfavorable book to tax add backs in the Company's 2012 to 2017 U.S. corporate income tax returns that would result in a gross deferred tax liability of $13.9 million at the time of the ownership change with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). These decreases would have no impact on the Company’s financial position, results of operations, or cash flows. However, these potential future tax benefits would no longer be available to the Company.

10. Note Receivable

On May 25, 2012, we executed a $663,359 Promissory Note with Forem Energy Group, maturing on May 25, 2022.  This note is unsecured and bears interest at an annual rate of 2.9%.  Accordingly, receivables relating to this agreement in the amount of $585,611 and $63,398 have been recorded as note receivable and current portion note receivable (prepaid expenses and other current assets), respectively, in the condensed consolidated balance sheets as of September 30, 2012.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Unobservable
		Items	Inputs	Inputs
Balance at September 30, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$1,594,323	$-	$-	$1,594,323

The following tables show reconciliations of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the nine months ended September 30, 2012:

Fair Value
Measurement Using
Significant
Common stock warrant liability	Unobservable Inputs

Beginning of period - January 1, 2012	$5,320,990
Change in fair value of common stock warrants	(3,726,667)
Fair value of common stock warrant liability at September 30, 2012	$1,594,323

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

The Equipment Sale Agreement Addendum No. 1 between Ballard and the Company was executed on June 30, 2011. This addendum relates to a committed purchase by the Company of a total of 3,250 Ballard fuel cell stacks between the dates of July 1, 2011 and December 31, 2012. The amount of this commitment was approximately $9.4 million.  As of September 30, 2012, the Company had purchased 2,347 stacks, and has a remaining commitment of approximately $2.2 million.  In conjunction with this agreement, the Company paid a one-time non-recurring engineering fee of $450,000 to Ballard to be used at Ballard’s sole discretion for the purposes of product development, cost reduction and production implementation.  This fee is being amortized to research and development expense over a period of eighteen months.

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements with and with government agencies. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At September 30, 2012, four customers comprise approximately 79.4% of the total accounts receivable balance, with each customer individually representing 61.0%, 8.8%, 5.0%, and 4.6% of total accounts receivable, respectively.  At December 31, 2011, five customers comprise approximately 83.0% of the total accounts receivable balance, with each customer individually representing 27.0%, 17.3%, 16.4%, 12.1%, and 10.2% of total accounts receivable, respectively.

For the nine months ended September 30, 2012, contracts with three customers comprise approximately 55.5% of total consolidated revenues, with each customer representing 25.8%, 19.4%, and 10.3%, respectively.  For the nine months ended September 30, 2011, contracts with two customers and two federal government agencies comprised approximately 63.7% of total consolidated revenues, with each customer representing 22.5%, 20.7%, 10.5%, and 10.0%, respectively.

The product and service revenue contracts we entered into generally provide a one to two-year product warranty to customers from date of installation. We currently estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for future claims in the period the revenue is recognized.  Factors that affect our warranty liability include the number of installed units, estimated material costs, estimated travel, and labor costs. During the quarters ended September 30, 2012, and September 30, 2011, we adjusted our reserve for additional warranty claims arising from GenDrive component quality issues that were identified during the quarter. These are isolated quality issues that were identified in GenDrive units that are currently being used at customer sites.  These units will be retro-fitted with replacement components that will improve the reliability of our GenDrive products for our customers.

The following table summarizes product warranty activity recorded during the nine months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Beginning balance - January 1	$1,210,919	$862,480
Additions for current year deliveries	399,623	569,452
Reductions for payments made	(1,915,253)	(398,966)
Reserve Adjustment	3,273,324	561,750
Ending balance - September 30	$2,968,613	$1,594,716

13. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the nine months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Stock-based compensation accrual impact, net	$(115)	$(211,614)
Change in unrealized gain on available-for-sale securities	-	18,502
Transfer of investment in leased property to inventory	-	263,239
Transfer of assets held for sale to inventory	-	1,000,000

14.  Subsequent Events

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the financial statements and has noted no other subsequent events requiring recognition or disclosure other than as stated below.

On October 12, 2012, the Company received a deficiency notice from The Nasdaq Stock Market ("Nasdaq") stating that it no longer complies with Nasdaq Marketplace Rule 5550(a)(2) because the bid price of the Company's common stock closed below the required minimum $1.00 per share for the previous 30 consecutive business days. The notice also indicated that, in accordance with Marketplace Rule 5810(c)(3)(A), Plug Power has a period of 180 calendar days, until April 10, 2013, to regain compliance with Rule 5550(a)(2). If at any time before April 10, 2013 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify the Company that it has regained compliance with Rule 5550(a)(2). In the event the Company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the 180-day period, Nasdaq will notify the Company that its common stock is subject to delisting. The Company may appeal the delisting determination to a Nasdaq hearing panel and the delisting will be stayed pending until the panel's determination. At such hearing, the Company would present a plan to regain compliance and Nasdaq would then subsequently render a decision. The Company is currently evaluating its alternatives to resolve the listing deficiency.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2011. In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability, the risk that we expect we will need to raise additional capital to fund our operations and such capital may not be available to us; our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue; the risk that pending orders may not convert to purchase orders; the risk that our continued failure to comply with NASDAQ’s listing standards may severely limit our ability to raise additional capital; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; the ability to achieve the forecasted gross margin on the sale of our products; the actual net cash used for operating expenses may exceed the projected net cash for operating expenses; the cost and availability of fuel and fueling infrastructures for our products; market acceptance of our GenDrive systems; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully expand our product lines; our ability to improve system reliability for our GenDrive systems; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; and other risks and uncertainties discussed, but are not limited to, those set forth in Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed on March 30, 2012 as updated by Part II, Item 1A of our Form 10-Q for the quarters ended March 31 and June 30, 2012, and this Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

We have experienced and continue to experience negative cash flows from operations and we expect to continue to incur net losses in the foreseeable future. Accordingly, in 2010, we restructured and consolidated our operations to focus on the GenDrive business. This restructuring significantly reduced our operating expenses in 2011.  As of September 30, 2012, we had approximately $15.6 million of working capital, which includes $9.5 million of cash and cash equivalents to fund our future operations. Our future liquidity and capital requirements will depend upon numerous factors, including those identified in Part II, Item 1A (Risk Factors) of this Form 10-Q.

Additionally, as of March 30, 2012, we executed a Second Loan Modification Agreement with Silicon Valley Bank which increased our credit facility, providing us access of up to $15 million in financing, subject to borrowing base limitations, to support working capital needs. Based on the borrowing base calculation and our current outstanding loan balance, the availability under this facility at September 30, 2012 was approximately $1.9 million (see Note 4, Loan and Security Agreement, of the condensed consolidated financial statements). We believe that our current cash, cash equivalents and cash generated from future sales, in conjunction with the availability of the credit facility, will provide sufficient liquidity to fund operations into 2013. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

As a result, we can anticipate that we can fund our operations into 2013, but we can provide no assurance that we will be able to fund our operations thereafter without external financing. If we are unable to obtain additional capital in 2013, we may not be able to sustain our future operations and may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Given the difficult current economic environment, we believe that it could be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alliances or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow.

Recent Developments

On October 12, 2012, the Company received a deficiency notice from The Nasdaq Stock Market ("Nasdaq") stating that it no longer complies with Nasdaq Marketplace Rule 5550(a)(2) because the bid price of the Company's common stock closed below the required minimum $1.00 per share for the previous 30 consecutive business days. The notice also indicated that, in accordance with Marketplace Rule 5810(c)(3)(A), Plug Power has a period of 180 calendar days, until April 10, 2013, to regain compliance with Rule 5550(a)(2). If at any time before April 10, 2013 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify the Company that it has regained compliance with Rule 5550(a)(2). In the event the Company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the 180-day period, Nasdaq will notify the Company that its common stock is subject to delisting. The Company may appeal the delisting determination to a Nasdaq hearing panel and the delisting will be stayed pending until the panel's determination. At such hearing, the Company would present a plan to regain compliance and Nasdaq would then subsequently render a decision. The Company is currently evaluating its alternatives to resolve the listing deficiency.

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

Product and service revenue for the three months ended September 30, 2012 decreased $40,000, or 0.9%, to $4.27 million from $4.31 for the three months ended September 30, 2011. During the three months ended September 30, 2012 we shipped 186 fuel cell systems to end customers as compared to 195 fuel cell systems shipped during the three months ended September 30, 2011.  During the three months ended September 30, 2012, and September 30, 2011, we deferred $673,000 and $587,000 in revenue, respectively, due to contingent provisions in our agreements, as well as certain deliverables where the criteria for recognition have not yet been met.  Additionally, in the three months ended September 30, 2012, we recognized approximately $166,000 of deferred revenue in connection with deliverables that have since met the criteria for recognition, whereas in the three months ended September 30, 2011, we recognized approximately $279,000 of deferred revenue associated with deliverables that have since met the criteria for recognition.

Product and service revenue for the nine months ended September 30, 2012 increased $6.8 million, or 57.1%, to $18.7 million from $11.9 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012 we shipped 873 fuel cell systems to end customers as compared to 412 fuel cell systems shipped during the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, and September 30, 2011, we deferred $3.3 million and $1.1 million in revenue, respectively, due to contingent provisions in our agreements, as well as certain deliverables where the criteria for recognition have not yet been met.  Additionally, in the nine months ended September 30, 2012, we recognized approximately $1.7 million of deferred revenue in connection with deliverables that have since met the criteria for recognition, whereas in the nine months ended September 30, 2011, we recognized approximately $1.1 million of deferred revenue associated with deliverables that have since met the criteria for recognition.

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

Research and development contract revenue for the three months ended September 30, 2012 decreased approximately $492,000, or 49.5%, to $502,000 from $994,000 for the three months ended September 30, 2011. The decrease is primarily related to fewer active projects in 2012.  Additionally, in the three months ended September 30, 2011, we shipped 40 fuel cell systems under two separate Department of Defense contracts.

Research and development contract revenue for the nine months ended September 30, 2012 decreased approximately $1.8 million, or 54.5%, to $1.5 million from $3.3 million for the nine months ended September 30, 2011. The decrease is primarily related to fewer active projects in 2012.  Additionally, in the nine months ended September 30, 2011, we shipped 40 fuel cell systems under two separate Department of Defense contracts.

Licensed technology revenue. Licensed technology revenue relates to the sale of licensing rights and engineering assistance.  This revenue was being amortized over a twelve month period that ended in October 2011.

Licensed technology revenue for the three months and nine months ended September 30, 2011 was approximately $163,000 and $489,000, respectively.

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

Cost of product and service revenue for the three months ended September 30, 2012 increased approximately $3.2 million, or 42.1%, to $10.8 million from $7.6 million for the three months ended September 30, 2011.  The increase in the cost of product and service revenue primarily resulted from $3.3 million in additional expenses for unanticipated warranty claims arising from GenDrive component quality issues that were identified during the quarter ended September 30, 2012.

Cost of product and service revenue for the nine months ended September 30, 2012 increased approximately $9.4 million, or 49.0%, to $28.6 million from $19.2 million for the nine months ended September 30, 2011. The increase in the cost of product and service revenue primarily resulted from $3.3 million in additional expenses for unanticipated warranty claims arising from GenDrive component quality issues that were identified during the quarter ended September 30, 2012.  Additionally, during the nine months ended September 30, 2012 we shipped 873 fuel cell systems to end customers as compared to 412 fuel cell systems shipped during the nine months ended September 30, 2011.

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

Cost of research and development contract revenue for the three months ended September 30, 2012 decreased approximately $909,000, or 53.5%, to $791,000 from $1.7 million for the three months ended September 30, 2011.  The decrease is primarily a result of fewer active contracts in 2012, coupled with a lower percentage of cost sharing on active contracts in 2012.  Additionally, in the three months ended September 30, 2011, we shipped 40 fuel cell systems under two separate Department of Defense contracts.

Cost of research and development contract revenue for the nine months ended September 30, 2012 decreased approximately $3.1 million, or 56.4%, to $2.4 million from $5.5 million for the nine months ended September 30, 2011.  The decrease is primarily a result of fewer active contracts in 2012, coupled with a lower percentage of cost sharing on active contracts in 2012.  Additionally, in the nine months ended September 30, 2011, we shipped 40 fuel cell systems under two separate Department of Defense contracts.

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

Research and development expense for the three months ended September 30, 2012 decreased approximately $200,000, or 13.3%, to $1.3 million from $1.5 million for the three months ended September 30, 2011. This decrease was a result of lower spending on materials, coupled with a decrease in consulting fees during 2012.

Research and development expense for the nine months ended September 30, 2012 increased approximately $500,000, or 13.9%, to $4.1 million from $3.6 million for the nine months ended September 30, 2011. This increase in expense was a result of a decrease in engineering personnel charging time to government programs due to fewer government contracts during 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2012 decreased approximately $500,000, or 13.9%, to $3.1 million from $3.6 million for the three months ended September 30, 2011. The decrease was primarily the result of restructuring charges of approximately $434,000 recorded during the quarter ended September 30, 2011, coupled with a decrease in professional fees incurred during the quarter ended September 30, 2012.

Selling, general and administrative expenses for the nine months ended September 30, 2012 decreased approximately $500,000, or 4.5%, to $10.6 million from $11.1 million for the nine months ended September 30, 2011. The decrease was primarily the result of restructuring charges of approximately $474,000 recorded during 2011, coupled with a decrease in professional fees incurred during 2012.  These expenses were partly offset by an increase in travel expenses, and a decline in selling, general and administrative expenses charged to government programs due to fewer government contracts during 2012.

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

Amortization of intangible assets decreased to approximately $578,000 for the three months ended September 30, 2012, compared to approximately $585,000 for the three months ended September 30, 2011. The decrease is related to foreign currency fluctuations.

Amortization of intangible assets decreased to approximately $1.7 million for the nine months ended September 30, 2012, compared to approximately $1.8 million for the nine months ended September 30, 2011. The decrease is related to foreign currency fluctuations.

Interest and other income and net realized losses from available-for-sale securities. Interest and other income and net realized losses from available-for-sale securities consists primarily of interest earned on our cash, cash equivalents, available-for-sale securities, and rental income.

Interest and other income and net realized losses from available-for-sale securities for the three months ended September 30, 2012 decreased approximately $20,000, or 20.0%, to $80,000 from $100,000 for the three months ended September 30, 2011. The decrease is primarily related to a decrease in rental income.

Interest and other income and net realized losses from available-for-sale securities for the nine months ended September 30, 2012 decreased approximately $50,000, or 22.6%, to $171,000 from $221,000 for the nine months ended September 30, 2011. The decrease is primarily related to a decrease in rental income, partially offset by a realized loss from available-for-sale securities recorded in the first quarter of 2011.

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

The change in fair value of common stock warrant liability for the three months ended September 30, 2012 decreased $1.0 million or 41.7%, to $1.4 million from $2.4 million for the three months ended September 30, 2011.  The change in fair value of common stock warrant liability for the nine months ended September 30, 2012 decreased $500,000 or 11.9%, to $3.7 million from $4.2 million for the nine months ended September 30, 2011.  These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Interest and other expense and foreign currency gain (loss). Interest and other expense and foreign currency gain (loss) consists of interest related to the Loan and Security Agreement, loan modification fees related to the Credit Line Agreement, and foreign currency exchange gain (loss).

Interest and other expense and foreign currency gain (loss) for the three months ended September 30, 2012 and 2011 was approximately $(59,000) and $(17,000), respectively. Interest and other expense related to the Credit Line Agreement was approximately $43,000 and $0, respectively, for the three months ended September 30, 2012 and 2011.

Interest and other expense and foreign currency gain (loss) for the nine months ended September 30, 2012 and 2011 was approximately $(158,000) and $3,000, respectively. Interest and other expense related to the Credit Line Agreement was approximately $153,000 and $0, respectively, for the nine months ended September 30, 2012 and 2011.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

Liquidity and Capital Resources

We have experienced recurring operating losses and as of September 30, 2012, we had an accumulated deficit of approximately $778.2 million. Substantially all of our accumulated deficit has resulted from costs incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations. To date, we have funded our operations primarily through public and private offerings of our common and preferred stock, our line of credit and maturities and sales of our available-for-sale securities. We anticipate incurring substantial additional losses and may never achieve profitability.

As of September 30, 2012, we had approximately $15.6 million of working capital, which includes $9.5 million of cash and cash equivalents to fund our future operations. Additionally, as of March 30, 2012, we executed a Second Loan Modification Agreement with Silicon Valley Bank which increased our credit facility, providing us access of up to $15 million in financing, subject to borrowing base limitations, to support working capital needs. Based on the borrowing base calculation and our current outstanding loan balance, the availability under this facility at September 30, 2012 was approximately $1.9 million. (See Note 4, Loan and Security Agreement, of the condensed consolidated financial statements). We believe that our current cash, cash equivalents and cash generated from future sales, in conjunction with the availability of the credit facility, will provide sufficient liquidity to fund operations into 2013. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

In the event that our operating expenses are higher than anticipated or the gross margins and shipments of our GenDrive products do not increase as we expect, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs. Such plans include: our ability to further reduce discretionary expenses, monetize our real estate assets through a sale-leaseback arrangement and obtain additional funding from licensing the use of our technologies. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. As a result, we can provide no assurance that we will be able to fund our operations without additional external financing.

Alternatives we would consider for additional funding include equity or debt financing, a sale-leaseback of our real estate, or licensing of our technology.  In addition to raising capital, we may also consider strategic alternatives including business combinations, strategic alliances or joint ventures. Under such conditions, if we are unable to obtain additional capital in 2013, we may not be able to sustain our future operations and may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. Given the difficult current economic environment, we believe that it could be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. Additionally, even if we raise sufficient capital through equity or debt financing, strategic alternatives or otherwise, there can be no assurances that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. Similarly, if our common stock is delisted from the NASDAQ Capital Market, it may limit our ability to raise additional funds (see Note 14, Subsequent Events). If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.

Several key indicators of liquidity are summarized in the following table:

	Nine months	Nine months	Year
	ended or at	ended or at	ended or at
	September 30,	September 30,	December 31,
(in thousands)	2012	2011	2011
Cash and cash equivalents at end of period	9,461	22,802	13,857
Borrowings under line of credit at end of period	1,000	-	5,405
Working capital at end of period	15,584	24,543	22,452
Net loss	23,388	20,286	27,454
Net cash used in operating activities	15,548	19,152	33,310
Purchase of property, plant, and equipment	292	1,156	1,326

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

The Loan Agreement includes customary representations and warranties for credit facilities of this type. In addition, the Loan Agreement contains a number of covenants that will impose significant operating and financial restrictions on the Company's operations, including restrictions pertaining to, among other things: (i) the condition of inventory; (ii) maintenance of an adjusted quick ratio of at least 1.50 to 1.0; (iii) intellectual property right protection and registration; (iv) dispositions of assets; (v) changes in business, management, ownership or business locations; (vi) mergers, consolidations or acquisitions; (vii) incurrence or assumption of indebtedness; (viii) incurrence of liens on any of the Company's property; (ix) paying dividends or making distributions on, or redemptions, retirements or repurchases of, capital stock; (x) transactions with affiliates; and (xi) payments on or amendments to subordinated debt.  At September 30, 2012 the Company was in compliance with all covenants except the adjusted quick ratio covenant. Silicon Valley Bank has waived our noncompliance with this covenant as of September 30, 2012.

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

The Loan Agreement will expire on March 29, 2013. The Loan Agreement may be terminated prior to March 29, 2013; however, the Company would be required to pay a $150,000 early termination fee in connection with a termination (i) by the Company for any reason or (ii) by SVB upon notice and after the occurrence and during the continuance of an event of default.  As of September 30, 2012, $1,000,000 was outstanding under the loan agreement and was recorded as borrowings under line of credit on the condensed consolidated balance sheets.

During the nine months ended September 30, 2012, cash used for operating activities was $15.5 million, consisting primarily of a net loss of $23.4 million, offset by changes in operating assets and liabilities of $6.8 million, and net non-cash expenses in the amount of $1.1 million, including $3.2 million for amortization and depreciation, $1.5 million for stock based compensation, $58,000 for loss on disposal of property, plant, and equipment, offset by a $3.7 million reduction for the change in fair value of common stock warrant liability. Cash used in investing activities for the nine months ended September 30, 2012 was $234,000, consisting of purchases of property, plant, and equipment of $292,000, offset by proceeds from the disposal of property, plant and equipment of $58,000. Cash provided by financing activities for the nine months ended September 30, 2012 was approximately $11.4 million consisting primarily of $17.2 million in proceeds from the public offering offset by $1.4 million in public offering costs and $4.4 million in net repayment of borrowings under line of credit.

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

Prior to March 2011, the Company had approximately $703 million in Federal and state net operating loss carry-forwards and $15.6 million in Federal research and experimentation tax credit carry-forwards.  A Section 382 ownership change occurred during March 2011 that resulted in approximately $675 million of Federal and state net operating loss carry-forwards being subject to IRC Section 382 limitations and as a result of IRC Section 382 limitations, approximately $618 million of the net operating loss carry-forwards and $15.6 million of the Federal research and experimentation tax credit carry-forwards will expire prior to utilization.  As a result of the IRC Section 382 limitations, these net operating loss and tax credit carry-forwards that will expire unutilized were not reflected in the Company’s gross deferred tax asset as of December 31, 2011. The ownership change also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $9.4 million. This will translate into unfavorable book to tax add backs in the Company's 2011 to 2016 U.S. corporate income tax returns that resulted in a gross deferred tax liability of $3.6 million at the time of the ownership change and $2.6 million at December 31, 2011 with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). This had no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

As a result of certain equity transactions by five percent stockholders, a Section 382 ownership change occurred during March 2012 that resulted in all but approximately $14.9 million of the Company’s Federal and state net operating loss carry-forwards expiring prior to utilization, which resulted in the Company’s gross deferred tax asset and related valuation allowance decreasing by approximately $24.6 million.  The ownership also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $36.5 million. This will translate into unfavorable book to tax add backs in the Company's 2012 to 2017 U.S. corporate income tax returns that would result in a gross deferred tax liability of $13.9 million at the time of the ownership change with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). These decreases would have no impact on the Company’s financial position, results of operations, or cash flows. However, these potential future tax benefits would no longer be available to the Company.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, equity investments, product warranty reserves, unbilled revenue, common stock warrants, income taxes and contingencies. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in government, government backed and interest-bearing investment-grade securities that we generally hold for the duration of the term of the respective instrument, if any. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

As of December 31, 2010, all of the Company’s operations had been relocated to the United States. A portion of the Company’s total financial performance for 2011 was attributable to activities related to the winding up of operations in Canada.

In addition, the Company may source inventory from worldwide locations. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location. The Company mitigates this risk through local sourcing efforts.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the three months ended September 30, 2012, we issued 113,390 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

(b)  Not applicable.

(c)  None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

(a)  None.

(b)  None.

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.1	Third Amended and Restated By-laws of Plug Power Inc. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (3)

10.1	Executive Employment Agreement dated as of June 21, 2012, by and between Gerald A. Anderson and Plug Power Inc. (5)

31.1 and 31.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

101.INS*	XBRL Instance Document (6)

101.SCH*	XBRL Taxonomy Extension Schema Document (6)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (6)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (6)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (6)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (6)

(1) Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.
(2) Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.
(3) Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 24, 2009.
(4) Incorporated by reference to the Company’s current Report on Form 8-K dated April 3, 2012.
(5) Incorporated by reference to the Company’s current Report on Form 8-K dated June 21, 2012.
(6) Filed herewith

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011; and (iv) related notes, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 14, 2012	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Gerald A. Anderson
Gerald A. Anderson
Chief Financial Officer (Principal Financial Officer)