Form 10-K/A
period 2012-12-31
PLUG POWER INC
filed 2013-04-30
CIK 1093691

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

PLUG POWER INC.

FORM 10-K/A

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 which was originally filed on April 1, 2013 (the “Original Form 10-K”) to include all of the Part III information required by applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Our definitive proxy statement for our 2013 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our fiscal year December 31, 2012; therefore, we are filing this Form 10-K/A to provide the incorporated information within the required time period.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-K that is amended by this Form 10-K/A is also restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.1 and 32.1 by the Company’s Principal Executive Officer and Exhibits 31.2 and 32.2 by the Company’s Principal Financial and Accounting Officer.  Accordingly, the Registrant hereby amends Item 15 of the Original Form 10-K.

Except as expressly noted herein, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Form 10-K and does not purport to reflect any information or events subsequent to the filing of the Original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other reports filed with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)     DIRECTORS

The number of directors of the Company is presently fixed at nine (9), and the Board of Directors currently consists of nine (9) members. The Board of Directors is divided into three classes, with three (3) directors in Class I, three (3) directors in Class II, and three (3) directors in Class III.  Directors in Classes I, II and III serve for three-year terms with one class of directors being elected by the Company’s stockholders at each Annual Meeting of Stockholders.

The Board of Directors has determined that Ms. Helmer and Messrs. Garberding, McNamee, Willis, Hickey, Miroshnichenko, Rasskazov and Roth are independent directors as defined in Rule 5605(a)(2) under the Marketplace Rules of the National Association of Securities Dealers, Inc. (the “NASDAQ Rules”).

The positions of Chief Executive Officer and Chairman of the Board are currently each filled by a different individual, Andrew Marsh and George McNamee, respectively; however, if the position of Chairman of the Board is vacant, or if he or she is absent, the Chief Executive Officer shall preside, when present, at meetings of stockholders and of the Board of Directors.

Set forth below is certain information regarding the directors of the Company. The ages of and biographical information regarding the each director is based on information furnished to the Company by each director and is as of January 31, 2013.

Name	Age	Director Since
Class I—Term Expires 2015

Andrew Marsh	56	2008

Gary K. Willis (1)(2)	67	2003

Maureen O. Helmer (1)(3)	56	2004

Class II—Term Expires 2013

George C. McNamee (2)	66	1997
Evgeny Rasskazov	28	2011
Johannes M. Roth	34	2013

Class III—Term Expires 2014

Larry G. Garberding (1)(3)	74	1997

Douglas T. Hickey (1)(2)(3)	57	2011

Evgeny Miroshnichenko	32	2011

_______________________

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

The principal occupation and business experience for at least the last five years for each director of the Company is set forth below.  The biographies of each of the directors below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding the experiences, qualifications, attributes or skills that caused the Corporate Governance Committee and the Board to determine that the person should serve as a director.

Andrew J. Marsh has served as Chief Executive Officer, President and member of the Board of Directors of the Company since April 8, 2008. Previously, Mr. Marsh was a co-founder of Valere Power, where he served as CEO and Board Member from the Company’s inception in 2001 through its sale to Eltek ASA in 2007. Under his leadership, Valere grew into a profitable global operation with over 200 employees and $90 million in revenues derived from the sale of DC power products to the telecommunications sector. During Mr. Marsh’s tenure, Valere Power received many awards such as the Tech Titan award as the fastest growing technology company in the Dallas Fort Worth area and the Red Herring Top 100 Innovator Award. Prior to founding Valere, he spent almost 18 years with Lucent Bell Laboratories in a variety of sales and technical management positions. Mr. Marsh is a member of the board of directors of the California Hydrogen Business Council, a non-profit group comprised of organizations and individuals in the business of hydrogen.  Mr. Marsh holds a Bachelor of Science in Electrical Engineering Technology from Temple University, a Master of Science in Electrical Engineering from Duke University and a Masters of Business Administration from Southern Methodist University.  We believe Mr. Marsh’s qualifications to sit on our Board include his record of success in leadership positions in technology companies having attributes similar to our Company, his extensive experience in management positions as well as his educational background in engineering and business administration.

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

Maureen O. Helmer has been a director of the Company since 2004. Maureen O. Helmer is currently a member of the law firm Hiscock & Barclay LLP and is the Chair of the firm’s Regulatory Practice Group.  Prior to her joining Hiscock & Barclay LLP, Ms. Helmer was a member of Green & Seifter Attorneys, PLLC.  From 2003 through 2006 she practiced as a partner in the law firm of Couch White, LLP and then as a solo practitioner.  In addition to serving as Chair of the New York State Public Service Commission (PSC) from 1998 to 2003, Ms. Helmer also served as Chair of the New York State Board on Electric Generation Siting and the Environment.  Ms. Helmer has advised international energy, telecommunications and industrial companies on policy and government affairs issues.  Prior to her appointment as Chair, Ms. Helmer served as Commissioner of the Public Service Commission from 1997 until 1998 and was General Counsel to the Department of the Public Service Commission from 1995 through 1997. From 1984 through 1995, Ms. Helmer held several positions in the New York Legislature.  She also served as a board member of the New York State Energy Research and Development Authority, the New York State Environmental Board and the New York State Disaster Preparedness Commission during her tenure as Chair of the PSC.  In addition, she was Vice Chair of the Electricity Committee of the National Association of Regulatory Utility Commissioners and a member of the NARUC Board of Directors.  She was also appointed to serve as a member of the New York State Cyber-Security Task Force.  Ms. Helmer earned her Bachelor of Science from the State University at Albany and her Juris Doctorate from the University of Buffalo law school.  She is admitted to practice law in New York.  We believe Ms. Helmer’s qualifications to sit on our Board include her long history of experience with energy regulation, policy and government affairs and advising energy and industrial companies.

George C. McNamee serves as Chairman of the Company’s Board of Directors and has served as such since 1997. Mr. McNamee is a Director of iRobot Corporation (IRBT).  He was previously Chairman of First Albany Companies (now GLCH) and a Managing Partner of FA Tech Ventures, an information and energy technology venture capital firm.  Mr. McNamee’s background in investment banking has given him broad exposure to many financing and merger and acquisition issues.  As an executive, he has dealt with rapid-growth companies, technological change, crisis management, team building and strategy.  As a public company director, Mr. McNamee has led board special committees, chaired audit committees, chaired three boards and has been an active lead director.  Mr. McNamee has previously served on public company boards, including Mechanical Technology Inc. (MTI) and Home Shopping Network (HSN).  He has been an early stage investor, director and mentor for private companies that subsequently went public including MapInfo (now Pitney Bowes), META Group (now Gartner Group) and iRobot.  He served as a NYSE director from 1999 to 2004 and chaired its foundation.  In the aftermath of the 1987 stock market crash, he chaired the Group of Thirty Committee to reform the Clearance and Settlement System.  Mr. McNamee has been active as a director or trustee of civic organizations including The Albany Academies and Albany Medical Center, whose finance Committee he chaired for a dozen years. He is also a director of several private companies, a member of the Yale Development Board and a Trustee of The American Friends of Eton College.  He received his Bachelor of Arts degree from Yale University. We believe Mr. McNamee’s qualifications to sit on our Board include his experience serving on countless boards, his background in investment banking and experience with the financial sector and its regulatory bodies.

 Larry G. Garberding has served as a director of the Company since 1997. Mr. Garberding was a Director and Executive Vice President and Chief Financial Officer of DTE Energy Company and the Detroit Edison Company from 1990 until retiring in 2001. Mr. Garberding was a Certified Public Accountant, a partner with a major public accounting firm, and has been on the board of several corporations, having had responsibility for financial, operational, regulatory and sales activities.  Mr. Garberding is currently a director of Altarum Institute, a non-profit research and innovations institute and Intermap Technologies Corporation, a digital mapping company.  Mr. Garberding received a Bachelor of Science degree in Industrial Administration from Iowa State University. We believe Mr. Garberding’s qualifications to sit on our Board include his extensive experience with power and energy companies and his background in accounting, financing and operations.

Douglas T. Hickey has served as a director of the Company since October 2011.   Mr. Hickey previously sat on Plug Power’s Board from September 1, 2000 to April 24, 2006. Mr. Hickey most recently was Managing Director at Hummer Winblad Venture Partners (HWVP), one of the nation’s leading software venture capital firms. Prior to joining HWVP in 2001, Mr. Hickey served as CEO for Critical Path, Inc. During his time here, the Company grew revenue from less that $1M to more than $150M and earned Forbes.com Number-One Fastest Growing Company Award in 2000. Mr. Hickey previously held the CEO and President position for Global Center Inc. Here, he grew the Company revenue from zero to more than $50M of recurring revenue and achieved profitability. His focus of the Company’s strategy enabled rapid growth, securing customers like Yahoo, Netscape and Oracle, ultimately leading to the successful sale of the Company to Frontier Communications, (NYSE:FRO). Prior to Global Center, Mr. Hickey was CEO and President of MFS DataNet, the leading supplier of data related services to internet service providers and enterprise customers worldwide. MFS grew to more than $1 billion in revenue and subsequently completed a successful IPO and trade sale. We believe Mr. Hickey’s qualifications to sit on our Board include his extensive corporate leadership experience and his proven background growing company revenues.

Evgeny Miroshnichenko has been a director since October 2011.  Mr. Miroshnichenko is the Director for Strategic Development for INTER RAO UES (the “Group”). He is responsible for organization of strategic management process, development and implementation of corporate strategy, realization of strategic projects, as well as management of financial investments of the Group. Mr. Miroshnichenko has also built solid experience in corporate governance as he has held director positions in Boards of Directors in a number of Russian electricity companies.  We believe Mr. Miroshnichenko’s qualifications to sit on our Board include his experience with strategic corporate projects and background in financial investment management and corporate governance.

Evgeny Rasskazov has been a director since October 2011.  Mr. Rasskazov is the Head of Department for target capital structure for INTER RAO UES (the “Group”). He is responsible for the Group’s projects and initiatives in equity capital markets, optimization of the Group’s capital structure and management of equity participations in the asset portfolio. Mr. Rasskazov has extensive experience in investment banking and corporate finance projects, developed through positions held previously in global investment banking firms Merrill Lynch and Barclays Capital.  We believe Mr. Rasskazov’s qualifications to sit on our Board include his experience with corporate financing and investment banking as well as his background in equity capital markets.  Mr. Rasskazov’s term will expire at the 2013 Annual Meeting, and he has not been nominated for re-election at the Annual Meeting. Mr. Rasskazov will continue to serve on the Board until the Annual Meeting.

Johannes M. Roth has been a director since April 2013.  Mr. Roth is the founder and Managing Director of FiveT Capital Holding AG, an investment holding company based in Switzerland with businesses specializing in asset management, risk management and alternative investments. Mr. Roth is also a Portfolio Manager and Managing Director at FiveT Capital AG, Zürich, Switzerland, which advises several long-only funds and operates an asset management business for high net-worth individuals. We believe Mr. Roth’s qualifications to sit on our Board include his background in financial investment management and equity capital markets and his experience in management positions.

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

Five Form 4s were filed late on April 20, 2011 for each of the Officers of the Company to account for stock option grants issued pursuant to the Plug Power 1999 Stock Option and Incentive Plan and the Executive Incentive Plan as amended July 30, 2008 and as approved by the Board of Directors on February 8, 2010.   Four Form 4s were filed late on September 20, 2011 for each of the then appointed Directors of the Company to account for stock option grants issued pursuant to the 2011 Stock Option and Incentive Plan. Two Form 3s were filed late for Evgeny Miroshnichenko and Evgeny Rasskazov on October 26, 2011 once they were each established as a Section 16 Person. One Form 4 for Larry Garberding was filed late on December 9, 2011 to account for a sale shares. Five Form 4s were filed late on December 13, 2011 for each of the Officers of the Company to account for stock option grants issued pursuant to the Plug Power 2011 Stock Option and Incentive Plan and the Executive Incentive Plan as amended July 30, 2008 and as approved by the Board of Directors on February 8, 2010.  Seven Form 4s were filed late on March 3, 2013 for each of the then appointed Directors of the Company to account for stock option grants issued pursuant to the 2011 Stock Option and Incentive Plan.

 (b)     EXECUTIVE OFFICERS

The names and ages of all executive officers of the Company and the principal occupation and business experience for at least the last five years for each are set forth below. The ages of and biographical information regarding each executive officer is based on information furnished to the Company by each executive officer and is as of January 31, 2013.

Executive Officers	Age	Position

Andrew Marsh	56	President, Chief Executive Officer and Director

Gerald A. Anderson (1)	55	Chief Financial Officer and Senior Vice President

Gerard L. Conway, Jr.	48	General Counsel, Corporate Secretary and Senior Vice President

Erik Hansen	41	Senior Vice President

Adrian Corless	46	Chief Technology Officer, Senior Vice President

(1)    Resigned effective April 26, 2013.

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

Andrew Marsh’s biographical information can be found in the section entitled “Information about our Directors” in this Proxy Statement.

Gerald A. Anderson joined Plug Power as Chief Financial Officer in July 2007 and, since March 2009, has also served as Senior Vice President.  He is responsible for managing all aspects of the Company’s financial, manufacturing operations and information services operations. Prior to joining Plug Power, Mr. Anderson was the Treasurer and Director of Finance for Intermagnetics General Corporation. Utilizing an acquisition growth strategy, he managed finance, treasury, risk management and business valuation functions for the medical device manufacturing company. Prior to that, he was Chief Financial Officer for J Management Company. In addition to managing finance, controllership, merger and acquisition and treasury functions, he also helped set the strategic direction of the company. Earlier in his career, Mr. Anderson spent 15 years with KeyCorp, eventually as Senior Vice President, Director of Business Analysis and Management Reporting. He has thirty years of financial experience. Mr. Anderson is a Director of the Cloud Institute for Sustainability Education, a New York City nonprofit organization. He holds a Bachelor of Science degree in Business Administration, with a concentration in Accounting, from the University of Arizona.  Mr. Anderson resigned effective April 26, 2013.

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

Erik Hansen joined Plug Power Inc. as Vice President of Business Development in 2008 and was appointed Senior Vice President in October of 2009.  Mr. Hansen is responsible for directing the sales of the Company.  Mr. Hansen has more than 15 years of experience with cutting edge technologies related to energy storage systems.  Prior to joining Plug Power, he was General Manager of Sales and Systems Engineering for Cobasys LLC in Orion, Michigan, where he worked for eight years.  In that role, Mr. Hansen led the decision-making and strategic planning for the manufacture and sales of advanced energy storage solutions for both the transportation and uninterruptible power systems.  Mr. Hansen holds a Bachelor of Science degree in Electrical Engineering and a Bachelor of Science degree in Computer Engineering, both from West Virginia University.

Adrian Corless joined Plug Power in April 2007 as Vice President of Technology and was appointed Chief Technology officer in June 2008.  As of February 2010, Mr. Corless was appointed Senior Vice President and Chief Technology Officer and is currently responsible for the development of Plug Power’s products as well as guiding Plug Power’s overall technology and Intellectual Property strategies.  Prior to joining Plug Power, Mr. Corless was the Chief Technical Officer of Cellex Power Products and was responsible for the technical aspects of the product development process.  Prior to joining Cellex, Mr. Corless worked for Ballard Power Systems Inc. and Excellsis Inc. latterly as Program Manager for the Phase 4 fuel cell bus program.  Mr. Corless is an active participant in the Industrial Truck Association, an executive board member of the Canadian Hydrogen and Fuel Cell Association, a Technical Advisory Board member for the NRC Institute for Fuel Cell Innovation, and a member of both UL and CSA standards development committees.  Mr. Corless holds a Masters of Applied Science degree in Mechanical Engineering from the University of Victoria and is a Registered Professional Engineer in British Columbia, Canada.

Subject to any terms of any employment agreement with the Company (as further described in this Proxy Statement), each of the executive officers holds his or her respective office until the regular annual meeting of the Board of Directors following the Annual Meeting of Stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal.

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

Within the context of the overall objectives of our compensation programs, our Compensation Committee determined the specific amounts of compensation to be paid to each of our executives in 2012 based on a number of factors, including:

  Its understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities;

  Our executives’ performance during 2012 in general and as measured against predetermined performance goals;

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

Each of the primary elements of our executive compensation is discussed in detail below, including a description of the particular element and how it fits into our overall executive compensation.  Compensation paid to our named executive officers in 2012 is discussed under each element.  In the descriptions below, we have identified particular compensation objectives which we have designed our executive compensation programs to serve; however, we have designed our compensation programs to complement each other and to collectively serve all of our executive compensation objectives described above.  Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation, each element to a greater or lesser extent serves each of our objectives.

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

In 2012, the base salaries for our executives was as follows:  Mr. Marsh’s base salary increased from $375,000 to $450,000 per year, Mr. Anderson’s base salary increased from $300,000 to $330,000 per year, Mr. Conway’s base salary increased from $200,000 to $250,000 per year, Mr. Corless’ base salary increased from $215,000 to $230,000 per year, and Mr. Hansen’s base salary was $230,000 per year.   Our executives’ base salaries reflect the initial base salaries that we negotiated with each of our executives at the time of his or her initial employment or promotion and our subsequent adjustments to these amounts to reflect market increases, the growth and stage of development of our Company, our executives’ performance and increased experience, any changes in our executives’ roles and responsibilities, and other factors.  The initial base salaries that we negotiated with our executives were based on our understanding of the market at the time, the individual experience and skills of, and expected contribution from, each executive, the roles and responsibilities of the executive, the base salaries of our existing executives, and other factors.

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

We established attainment levels for each of our executives, other than Mr. Marsh, as 10%, 20% or 30% of his or her base salary.  Since the annual incentive bonus is payable based on the achievement of each of the different levels of performance, the executive officer may earn between 0% and 30% of his base salary given his actual performance.  The 20% attainment level is considered the target level for each performance goal because it is challenging for the executive to attain, and the executive would meet expectations if he achieved this level.  The 10% attainment level is considered the threshold level for each performance goal because although still challenging, it is the minimum acceptable performance level.  The 30% attainment level is considered the maximum, or stretch, level for each performance goal because it is most challenging for the executive to attain, and the executive would have to exceed expectations to achieve this level.  Our maximum and threshold performance attainment levels are determined in relation to our target attainment levels and are intended to provide for correspondingly greater or lesser incentives in the event that performance is within an appropriate range above or below the target performance attainment level. .

We also established attainment levels for our Chief Executive Officer as 17%, 34% or 50% of his base salary.  Since the annual incentive bonus is payable based on the achievement of each of the different levels of performance, the Chief Executive Officer may earn between 0% and 50% of his base salary given his actual performance.  The 34% attainment level is considered the target level for each performance goal because it is challenging for the Chief Executive Officer to attain, and the executive would meet expectations if he achieved this level.  The 17% attainment level is considered the threshold level for each performance goal because although still challenging, it is the minimum acceptable performance level.  The 50% attainment level is considered the maximum, or stretch, level for each performance goal because it is most challenging for the Chief Executive Officer to attain, and the Chief Executive Officer would have to exceed expectations to achieve this level.  Our maximum and threshold performance attainment levels are determined in relation to our target attainment levels and are intended to provide for correspondingly greater or lesser incentives in the event that performance is within an appropriate range above or below the target performance attainment level.

As a way of linking each executive’s performance to corporate-wide strategy, the executives’ individual performance goals directly correlate to our corporate milestones, which management recommends to the Board of Directors and the Board of Directors approves after appropriate discussion and review.  The executives’ individual performance goals are determined in the same way as the corporate milestones such that management reviews how each executive may contribute to the corporate milestones and recommends individual performance goals to the Board of Directors.  The Board of Directors, after appropriate discussion and review, ultimately approves the individual performance goals.  Because disclosure of the specific individual performance goals would give competitors information that could be leveraged for competitive advantage, we do not disclose these specific individual performance goals or our executives’ actual performance against such goals.  Generally the individual performance goals, as well as the corporate milestones, include, but are not limited to, one or more of the following categories: (i) annual shipment targets, (ii) revenue, (iii) gross margin on product sales, (iv) EBITAS and (v) decrease costs of business operations.

Initially, the CEO, and other members of management as appropriate, make a recommendation to the Compensation Committee of the Board of Directors for each executive’s potential award amount based on his level of attainment of each of his individual performance goals (with the exception of the CEO himself whose level of attainment is evaluated by the Compensation Committee directly).  Ultimately, the Board of Directors, after review and discussion and recommendation from the Compensation Committee, determines the final achieved level of attainment for each executive’s individual performance goals.  In 2012, no bonuses related to performance goals accrued to any of our named executive officers.

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

Additionally, the Board adopted stock ownership guidelines for named executives, effective as of August 15, 2005, which are also considered when granting long-term equity incentive awards to executives.  These guidelines provide a target level of Company equity holdings with which named executives are expected to comply within five (5) years from the latter of the effective date of the guidelines or the date the individual is first appointed as an executive.  The target stock holdings are determined as a multiple of the named executive’s base salary and then converted to a fixed number of shares. The named executive’s base salary is multiplied by five (5) for Chief Executive Officer and by three (3) for all other named executives; that product is divided by Plug Power’s 200-day average common stock price as reported by the NASDAQ Capital Market; and finally that amount is then rounded to the nearest 100 shares.  The following count towards satisfaction of these stock ownership guidelines: (i) shares owned outright by the executive or his or her immediate family members residing in the same household; (ii) stock held in the Plug Power Inc. Savings and Retirement Plan (401K Plan); (iii) restricted stock issued as part of an executive’s annual or other bonus whether or not vested; (iv) shares acquired upon the exercise of employee stock options; (v) shares underlying unexercised employee stock options as part of the Plug Power Inc. Employee Stock Option Plan (ESOP) times a factor of thirty-three percent; and (vi) shares held in trust.

Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with our Company.  Stock options are earned on the basis of continued service and generally vest over three years, beginning with one-third vesting on the first anniversary of the grant date, one-third vesting on the second anniversary of the grant date and the final one-third vesting on the third anniversary of the grant date, subject to acceleration in certain circumstances.  Stock option awards are made pursuant to our 2011 Stock Option and Incentive Plan.  Except as may otherwise be provided in the applicable stock option award agreement, stock option awards become fully exercisable upon a change of control under the 2011 Stock Option and Incentive Plan.  The exercise price of each stock option granted under our 2011 Stock Option and Incentive Plan is the closing price of our common stock on the NASDAQ Capital Market as of the effective date of each grant.

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

Restricted stock awards provide our executive officers with shares of our stock that they may retain or trade; however, all executive officers must trade within their rights according to our Insider Trading Policy.  The restricted stock is intended to be a long-term incentive alternative to the stock option awards that may be appropriate for executive officers based on their performance and their critical skills.  Restricted stock awards may vest over three years, beginning with one-third vesting one year after the date of grant, then pro-rata vesting monthly thereafter. Restricted stock awards are made pursuant to our 2011 Stock Option and Incentive Plan.

On May 16, the stockholders approved an amendment to the 2011 Plan, to increase the number of shares of the Company’s common stock authorized for issuance under the 2011 Plan from 1,000,000 to 6,500,000.

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

Restrictions shall lapse with respect to the corresponding revenue RSUs based on the following sample schedule, depending on the Company’s achievement of the Revenue targets for 2012 and 2013:

FOR ACHIEVEMENT OF REVENUE PERFORMANCE TARGETS

	RSU	Percent	RSU's	RSU's
2011 PERFORMANCE	Allocation	Vesting	Earned	Forfeited
< Threshold	0	0%	0	4,789
>= Threshold and < Target	13,931	25%	3,483	1,306
>= Target and < Stretch	17,413	25%	4,353	436
>= Stretch	19,155	25%	4,789	0

	RSU	Percent	RSU's	RSU's
2012 PERFORMANCE	Allocation	Vesting	Earned	Forfeited
< Threshold	0	0%	0	10,535
>= Threshold and < Target	13,931	55%	7,662	2,873
>= Target and < Stretch	17,413	55%	9,577	958
>= Stretch	19,155	55%	10,535	0
	RSU	Percent	RSU's	RSU's
2013 PERFORMANCE	Allocation	Vesting	Earned	Forfeited
< Threshold	0	0%	0	10,535
>= Threshold and < Target	13,931	55%	7,662	2,873
>= Target and < Stretch	17,413	55%	9,577	958
>= Stretch	19,155	55%	10,535	0

Restrictions shall lapse with respect to the corresponding EBITDAS RSUs based on the following sample schedule, depending on the Company’s achievement of the EBITDAS targets for 2012 and 2013:

FOR ACHIEVEMENT OF EBITDAS PERFORMANCE TARGETS

	RSU	Percent	RSU's	RSU's
2011 PERFORMANCE	Allocation	Vesting	Earned	Forfeited
< Threshold	0	0%	0	14,366
>= Threshold and < Target	41,791	25%	10,448	3,918
>= Target and < Stretch	52,240	25%	13,060	1,306
>= Stretch	57,463	25%	14,366	0
	RSU	Percent	RSU's	RSU's
2012 PERFORMANCE	Allocation	Vesting	Earned	Forfeited
< Threshold	0	0%	0	31,604
>= Threshold and < Target	41,791	55%	22,985	8,619
>= Target and < Stretch	52,240	55%	28,732	2,872
>= Stretch	57,463	55%	31,604	0
	RSU	Percent	RSU's	RSU's
2013 PERFORMANCE	Allocation	Vesting	Earned	Forfeited
< Threshold	0	0%	0	31,604
>= Threshold and < Target	41,791	55%	22,985	8,619
>= Target and < Stretch	52,240	55%	28,732	2,872
>= Stretch	57,463	55%	31,604	0

      For example, assuming the Company achieves stretch revenue and EBITDAS metrics, restrictions on a maximum of 25% of total awarded RSUs will lapse in 2013 for performance in 2012; and restrictions on a maximum of 55% of total awarded RSUs will lapse in 2014 for performance in 2013.  Alternatively, if at the end of the fiscal year it is determined that the Company failed to achieve these articulated performance-based metrics, a percentage of RSUs will be forfeited for that fiscal year.

Pursuant to the terms of the Agreement, in the event stretch revenue and EBITDAS metrics were reached during each of the three years of the grant period commencing on January 1, 2010, we could have issued a maximum of 8,667,666 shares to LTI Plan participants, which would represent approximately 4.4% of total currently outstanding shares.  Restrictions on these shares only lapse in the event we perform at the articulated performance metrics.

In 2010, 2011, and 2012, no threshold, target or stretch revenue and EBITDAS performance-based metrics were reached.  Accordingly, no restrictions lapsed with respect to the 2010, 2011, and 2012 performance periods and all of the total awarded RSUs for Named Executive Officers were forfeited.

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

					Non-Equity
					Incentive Plan	All Other
Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($) (3)	Compensation ($) (4)	Compensation ($)		Total ($)

Andrew Marsh	2012	443,654	-	- -		14,758	(5)	458,412
President, Chief Executive Officer and Director	2011	375,000	-	740,588	121,125	14,276	(5)	1,250,989
	2010	375,000	-	- -		12,526	(5)	387,526

Gerald A. Anderson (10)	2012	327,462	-	- -		10,002	(6)	337,464
Chief Financial Officer and Senior Vice President	2011	300,000	-	421,708	57,000	9,507	(6)	788,215
	2010	258,654	-	- -		12,526	(6)	271,180

Gerard L. Conway, Jr.	2012	245,769	-	- -		180	(7)	245,949
General Counsel, Corporate Secretary and Senior	2011	200,000	-	245,130	38,000	180	(7)	483,310
Vice President	2010	200,000	-	- -		180	(7)	200,180

Erik J. Hansen	2012	230,000	43,700	- -		11,399	(8)	285,099
Senior Vice President	2011	230,000	-	245,130	251,700	175,784	(8)	902,614
	2010	209,034	-	- -		9,346	(8)	218,380

Adrian Corless	2012	228,731	-	- -		180	(9)	228,911
Chief Technology Officer, Senior Vice President	2011	215,000	-	245,130	40,850	5,215	(9)	506,195
	2010	215,827	-	- -		61,122	(9)	276,949

(1)	This column represents the dollar amount of base salary actually paid to executives.

(2)	This column represents the dollar amount of bonuses paid to executives in 2012.

(3)

This column represents the aggregate grant date fair value of the option award computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures.  For additional information on the valuation assumptions with respect to option awards, refer to note 6 of the Company’s consolidated financial statements in the Form 10-K for the year ended December 31, 2012, as filed with the SEC. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

(4)	This column represents the dollar amount of bonuses paid to executives in 2012 under a non-equity incentive plan earned in 2011.

(5)

Includes the Company’s share of contributions on behalf of Mr. Marsh to the Plug Power 401(k) savings plan in the amount of $14,242, $13,760, and $12,250 in the years ended 2012, 2011 and 2010, respectively, payments of $516, $516 and $276 for supplemental life insurance premiums in the years ended 2012, 2011 and 2010.

(6)

Includes the Company’s share of contributions on behalf of Mr. Anderson to the Plug Power 401(k) savings plan in the amount of $9,486, $9,231, and $12,250 in the years ended 2012, 2011 and 2010, respectively, and payments of $516, $276 and $276 for supplemental life insurance premiums in the years ended 2012, 2011 and 2010, respectively.

(7)	Includes payments of $180, $180 and $180 for supplemental life insurance premiums in the years ended 2012, 2011 and 2010, respectively.

(8)

Includes the Company’s share of contributions on behalf of Mr. Hansen to the Plug Power 401(k) savings plan in the amount of $11,279, $9,246, and $9,346 in the years ended 2012, 2011 and 2010, respectively, payment of $166,418 for moving and relocation expenses in 2011, and payment of $120, $120 and $0 for supplemental life insurance premiums in the years ended 2012, 2011 and 2010, respectively.

(9)

Includes payments of $180, $180 and $120 for supplemental life insurance premiums in the years ended 2012, 2011 and 2010, respectively, as well as a stipend of $5,035 and $61,002 related to moving and relocation expenses in 2011 and 2010, respectively, and approximately $27,000 in moving and relocation expenses in 2012.

(10)	Mr. Anderson was the Company’s Chief Financial Officer and Senior Vice President until he resigned effective April 26, 2013

Grants of Plan-Based Awards Table

        There were no equity awards granted to the named executive officers in 2012.

  Employment Agreements

The Company and Mr. Marsh are parties to an employment agreement which renews automatically for successive one-year terms unless Mr. Marsh or the Company gives notice to the contrary. Mr. Marsh receives an annual base salary of $450,000 and is eligible to: (i) receive an annual incentive bonus of up to an amount equal to fifty percent (50%) of his annual base salary; (ii) participate in all savings and retirement plans; and (iii) participate in all benefit and executive perquisites. Mr. Marsh’s employment may be terminated by the Company for “Cause”, as defined in the agreement, or by Mr. Marsh for “Good Reason”, as defined in the agreement, or without “Good Reason” upon written notice of termination to the Company. If Mr. Marsh’s employment is terminated by the Company for any reason other than Cause, death or disability, or in the event that Mr. Marsh terminates his employment with the Company and is able to establish “Good Reason”, the Company is obligated to pay Mr. Marsh the sum of the following amounts:

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

The Company and Mr. Anderson are parties to employment agreement pursuant to which Mr. Anderson receives an annual base salary of $330,000.  Mr. Anderson’s employment may be terminated for “Cause”, as defined in the agreement, or by Mr. Anderson for “Good Reason”, as defined in the agreement, or without “Good Reason” upon written notice of termination to us.  If Mr. Anderson’s employment is terminated by the Company for any reason other than Cause, death or disability, the Company is obligated to accelerate vesting in his options by twelve (12) months following the termination, and also pay Mr. Anderson a lump sum equal to the sum of:

o    two (2) times his current annual base salary and

o    his annual bonus for the fiscal year immediately prior to such termination

The agreement also provides, among other things, that if, within twelve (12) months after a “Change in Control”, as defined in the agreement, we terminate such executive’s employment without Cause, then such executive shall be entitled to:

(i)       receive a lump sum payment equal to two (2) times the sum of (1) his annual base salary in effect immediately prior to the terminating event, plus (2) his annual bonus for the fiscal year immediately prior to the terminating event;

(ii)     accelerate vesting in his options for twelve months following the terminating event; and

(iii)    receive benefits, including health and life insurance for twelve (12) months following the terminating event.

The Company and Messrs. Conway, Hansen and Corless are parties to Executive Employment Agreements pursuant to which if any of their employment is terminated by the Company for any reason other than “Cause”, as defined in the agreement, death or disability, or in the event that any terminates his employment with the Company and is able to establish “Good Reason”, as defined in the agreement, the Company is obligated to pay each the sum of the following amounts:

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

2012 Stock Option Grants

There were no equity awards granted to the named executive officers in 2012.

  Outstanding Equity Awards at 2012 Fiscal Year-End

        The following table provides information on the holdings of stock options by the Named Executive Officers as of December 31, 2012.   For additional information about the option awards and stock awards, see the description of equity incentive compensation in the section titled “Compensation Discussion and Analysis.”

	Option Awards				Stock Awards
					Equity Incentive	Equity Incentive Plan
	Number of	Number of			Plan Awards:	Awards: Market or
	Securities	Securities			Number of Unearned	Payout Value Of
	Underlying	Underlying			Shares, Units, or	Unearned Shares,
	Unexercised	Unexercised	Option		Other Rights That	Units, or Other Rights
	Options (#)	Options (#)	Exercise	Option	Have Not Yet	That Have Not Yet
Name	Exercisable	Unexercisable	Price ($)	Expiration Date	Vested (1)	Vested ($) (2)
Andrew Marsh	40,000		35.80	04/08/18	51,563	105,189
	167		9.50	05/20/19
		83	9.50	05/20/19
		106,600	6.10	04/13/21
		200,000	2.17	12/13/21
Gerald A. Anderson	4,500		33.30	07/09/17	31,731	64,731
	2,700		26.00	01/24/18
	167		9.50	05/20/19
		83	9.50	05/20/19
		65,600	6.10	04/13/21
		100,000	2.17	12/13/21
Gerard L. Conway, Jr.	800		67.30	12/22/13	19,039	38,840
	1,200		53.90	01/28/15
	3,000		55.80	02/01/16
	3,000		37.50	02/14/17
	2,700		26.00	01/24/18
	167		9.50	05/20/19
		83	9.50	05/20/19
		41,000	6.10	04/13/21
		50,000	2.17	12/13/21
Erik J. Hansen	5,000		8.60	10/29/18	19,039	38,840
	167		9.50	05/20/19
		83	9.50	05/20/19
		41,000	6.10	04/13/21
		50,000	2.17	12/13/21
Adrian Corless	3,000		32.40	04/04/17	18,389	37,514
	2,700		24.20	07/30/18
	167		9.50	05/20/19
		83	9.50	05/20/19
		41,000	6.10	04/13/21
		50,000	2.17	12/13/21

(1)	This column represents the number of shares that have not yet vested, and have not yet been earned. The number of shares is based on achieving threshold performance of goals.

(2)	This column represents the market value of the unearned restricted stock awards using the stock price at the end of fiscal year 2012.

Option Exercises and Stock Vested in Fiscal 2012 Table

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

The following are excerpts of the definitions of Cause and Terminating Events from the Employment Agreements referenced above.

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

If Mr. Marsh had been terminated without cause on December 31, 2012, the approximate value of the severance package, including, as mentioned above in Employment Agreements, salary, benefits and equity awards, under his employment agreement would have been $733,492. This includes an acceleration of any remaining unvested options granted to such named executive under the 1999 Stock Option and Incentive Plan and the 2011 Stock Option and Incentive Plan. If Mr. Anderson, Conway, Hansen or Corless had been terminated without cause on December 31, 2012, the approximate value of the severance packages, including, as mentioned above in Employment Agreements, salary, benefits and equity awards, under the employment agreement for such named executive would have been for Mr. Anderson $810,742, for Mr. Conway $311,359, for Mr. Hansen $504,222 and Mr. Corless $293,054.

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

The following is an excerpt of the definition of Change of Control from the Employment Agreements referenced above.

“Change in Control” shall be deemed to have occurred in any one of the following events:

(i)

any “person,” as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (other than the Company, any of its subsidiaries, any trustee, fiduciary or other person or entity holding securities under any employee benefit plan or trust of the Company or any of its subsidiaries, INTER RAO Captial, together with all Affiliates and Associates (as such terms are hereinafter defined) of such person, shall become the “beneficial owner” (as such term is defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the then outstanding shares of common stock of the Company (the “Stock”) (other than as a result of an acquisition of securities directly from the Company); or

(ii)

persons who, as of the effective date of this Agreement (the “Effective Date”), constitute the Company’s Board of Directors (the “Incumbent Directors”) cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board, provided that any person becoming a director of the Company subsequent to the Effective Date shall be considered an Incumbent Director if such person’s election was approved by or such person was nominated for election by either (A) a vote of at least a majority of the Incumbent Directors or (B) a vote of at least a majority of the Incumbent Directors who are members of a nominating committee comprised, in the majority, of Incumbent Directors; but provided further, that any such person whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of members of the Board of Directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board, including by reason of agreement intended to avoid or settle any such actual or threatened contest or solicitation, shall not be considered an Incumbent Director; or

(iii)

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

INTER RAO Capital, together with all Affiliates and Associates (as such terms are hereinafter defined) of such person, shall become the “beneficial owner” (as such term is defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the then outstanding Stock (other than as a result of an acquisition of securities directly from the Company).

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

If a change-in-control had occurred on December 31, 2012 and on that date Messrs. Marsh, Anderson, Conway, Hansen or Corless had been terminated without Cause, experienced a material negative change in his or her compensation or responsibilities or was required to be based at a location more than fifty (50) miles from his or her current work location, the value of the change-of-control provisions, including, as mentioned above, salary, benefits, vested equity awards and expected bonus, under the employment or executive severance agreements for each such named executive would have been as follows: Mr. Marsh $1,849,780, Mr. Anderson $705,986, Mr. Conway $333,748, Mr. Hansen $527,766 and Mr. Corless $316,598.

The following Report of the Compensation Committee of the Board of Directors on Executive Compensation will not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and will not otherwise be deemed filed under such Acts.

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

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with Management.  Based on its review and discussions with Management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2012 and the Company’s 2013 Proxy statement.  This report on executive compensation for Fiscal 2012  is provided by the undersigned members of the Compensation Committee of the Board of Directors.

Gary K. Willis (Chairman)

George C. McNamee

Douglas Hickey

Compensation Committee Interlocks and Insider Participation

During Fiscal 2012, Messrs. Willis (Chairman) and McNamee served as members of the Compensation Committee.  None of them had any relationship with the Company requiring disclosure under applicable rules and regulations of the SEC.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Common Stock as of April 16, 2013 (except as otherwise indicated) by:

  all persons known by us to have beneficially owned 5% or more of the Common Stock;

  each director of the Company;

  the named executive officers; and

  all directors and executive officers as a group..

1 For purposes of this policy, a person's immediate family should include such person’s child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law or any other person (other than a tenant or employee) sharing the household of such person.

The beneficial ownership of the stockholders listed below is based on publicly available information and from representations of such stockholders.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)
	Number	Percentage (%)
Entities affiliated with Interinvest Corporation Inc.(1)	9,817,367	15.34%
JSC “INTER RAO Capital” (3)	4,462,693	6.97%
Heights Capital Management, Inc.(4)	4,000,000	6.25%
Robeco Investment Management, Inc.(5)	3,573,185	5.58%
Andrew Marsh(6)	388,871	*
George C. McNamee (7)	250,220	*
Gary K. Willis (8)	180,248	*
Larry G. Garberding (9)	174,897	*
Gerald A. Anderson (10)	162,431	*
Maureen O. Helmer (11)	161,235	*
Erik J. Hansen(12)	100,842	*
Gerard L. Conway, Jr. (13)	77,289	*
Adrian Corless (14)	60,317	*
Douglas T. Hickey (15)	37,664	*
Johannes M. Roth		*
Evgeny Rasskazov	37,455	*
Evgeny Miroshnichenko	37,455	*

* Represents less than 1% of the outstanding shares of Common Stock

1)

Consists of (i) 8,905,367 shares held by Interinvest Corporation, Inc., (ii) 30,000 shares held by Interinvest Consulting Corporation of Canada Limited, (iii) 836,000 shares held by Interinvest (Bermuda) Ltd. and (iv) 46,000 shares held by Hans P. Black.  Information is based on a Schedule 13D/A filed with the SEC on February 27, 2013.  Each of these persons may be deemed to have the shared power to vote or to direct the vote of (and the shared power to dispose of or direct the disposition of) the 9,817,367 shares of Common Stock held.  The principal business of  Interinvest Corporation Inc. is 192 South Street, Suite 600, Boston, MA 02111.  The principal business address of Interinvest (Bermuda) Ltd. is LOM Bldg., 27 Reid Street, Hamilton HM 11, Bermuda.  The principal address of Interinvest Consulting Corporation of Canada Limited is 3655 rue Redpath, Montreal, QC H3G 2W8.  The principal business address of Hans P. Black is 3655 rue Redpath, Montreal, QC H3G 2W8.

2)

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC and includes voting or investment power with respect to securities. Under Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership includes any shares to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of April 16, 2013, through the exercise of any warrant, stock option or other right. The inclusion in this Proxy Statement of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes the shares of Common Stock underlying options, warrants or other rights held by such person that are exercisable within 60 days of April 16, 2013 but excludes shares of Common Stock underlying options, warrants or other rights held by any other person. Percentage of beneficial ownership is based on 64,012,917 shares of Common Stock outstanding as of  April 16, 2013. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned by the stockholder.

3)

The Company and JSC “INTER RAO Capital” or INTER RAO Capital Capital are parties to a Standstill and Support Agreement, which provides for certain voting support arrangements, director designation rights and standstill arrangements.  The address for INTER RAO Capital’s principal business and principal office is 27 Bolshaya Pirogovskaya Street, Moscow, 119435, Russia.  In a Schedule 13D filed with the SEC on November 20, 2012, JSC INTER RAO Capital reported that it is a wholly-owned subsidiary of Joint Stock Co “INTER RAO UES”, or INTER RAO UES.  By virtue of its ownership interest in INTER RAO Capital, INTER RAO UES may be deemed to have shared power to vote or direct the voting of and the shared power to dispose or direct the disposition of the Common Stock owned by INTER RAO Capital, the power to vote, or direct the voting of, and the power to dispose, or direct the disposition of, the shares of Common Stock held by OGK-3, and as such could be deemed  the beneficial owner of such shares of Common Stock.  The address for INTER RAO UES’s principal business and principal office is Bld 3, Bolshaya Pirogovskaya Street, Mscow, 119435, Russia.  Mr. Evgeny Rasskazov, one of our directors, is the Director for Strategic Development for INTER RAO UES, and Mr. Evgeny Miroshnichenko, another of our directors, is the Head of Department for target capital structure for INTER RAO UES.

4)

Heights Capital Management, Inc. is the investment manager to Capital Ventures International and as such may exercise voting and dispositive power over these shares. Information is based on a Schedule 13G filed with the SEC on February 22, 2013.    The address of the principal business office of Capital Ventures International is One Capitol Place, P.O. Box 1787 GT, Grand Cayman, Cayman Islands, British West Indies.  The address of the principal business office of Heights Capital Management, Inc. is 101 California Street, Suite 3250, San Francisco, California 94111.

5)	Information is based on a Schedule 13G/A filed with the SEC on February 7, 2013. The address of the principal business of Robeco Investment Management, Inc. is One Beacon Street, Boston, MA 02108.

6)	Includes 177.969 shares of Common Stock issuable upon exercise of outstanding options at a weighted average exercise price of $11.31.

7)	Includes 75,164 shares of Common Stock issuable upon exercise of outstanding options at a weighted average exercise price of $9.20.

8)	Includes 58,264 shares of Common Stock issuable upon exercise of outstanding options at a weighted average exercise price of $10.69.

9)	Includes 62,664 shares of Common Stock issuable upon exercise of outstanding options at a weighted average exercise price of $10.40.

10)	Includes 84,508 shares of Common Stock issuable upon exercise of outstanding options at a weighted average exercise price of $6.64.

11)	Includes 54,864 shares of Common Stock issuable upon exercise of outstanding options at a weighted average exercise price of $11.01.

12)	Includes 49,245 shares of Common Stock issuable upon exercise of outstanding options at a weighted average exercise price of $5.04.

13)	Includes 54,945 shares of Common Stock issuable upon exercise of outstanding options at a weighted average exercise price of $12.26.

14)	Includes 49,945 shares of Common Stock issuable upon exercise of outstanding options at a weighted average exercise price of $7.36.

15)	Includes 37,664 shares of Common Stock issuable upon exercise of outstanding options at a weighted average exercise price of $7.63.

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

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Board of Directors related party transaction policy requires that the Company’s General Counsel, together with outside counsel as necessary, evaluate potential transaction before the Company enters into any agreements with a related party.  Certain transactions may require the Board of Directors’ and its Audit Committee’s approval. The policy defines a “related party” as: (i) the Company’s directors or executive officers, (ii) the Company’s director nominees, (iii) security holders known to Plug Power to beneficially own more than 5% of any class of Plug Power’s voting securities, or (iv) the immediate family members1 of any of the persons listed in items (i) – (iii).

1 For purposes of this policy, a person's immediate family should include such person’s child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law or any other person (other than a tenant or employee) sharing the household of such person.

Other than as otherwise disclosed herein, since January 1, 2012, the company has not entered into, and there is not currently proposed, any transactions or series of similar transactions involving an amount in excess of $120,000 in which any related party had or will have a direct or indirect material interest.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Ms. Helmer and Messrs. Garberding, McNamee, Willis, Hickey, Miroshnichenko, Rasskazov and Roth are independent directors as defined in Rule 5605(a)(2) under the NASDAQ Rules.

Audit Committee

The Audit Committee consists of Messrs. Garberding (Chair), Willis and Hickey, and Ms. Helmer each of whom is an independent director under the NASDAQ Rules.

Compensation Committee

 The Compensation Committee consists of Messrs. Willis (Chair), McNamee and Hickey, each of whom is an independent director under the NASDAQ Rules.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee (the “Governance Committee”) consists of Ms. Helmer (Chair) and Messrs. Garberding and Hickey, each of whom is an independent director under the NASDAQ Rules.

 ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by KPMG for the audit of the Company’s annual financial statements and fees billed for other services rendered by KPMG:

	KPMG
	2012	2011
Audit Fees	$435,000	$480,000
Audit-Related Fees	51,500	55,300
Tax Fees	-	-

Other	-	-
Total	$486,500	$535,300

In the above table, and in accordance with SEC definitions and rules: (1) “audit fees” are fees for professional services for the audit of the Company’s consolidated financial statements included in Form 10-K, review of unaudited interim consolidated financial statements included in Form 10-Qs or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; (2) “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; (3) “tax fees” are fees for tax compliance, tax advice, and tax planning; and (4) “all other fees” are fees for any services not included in the first three categories.

The Audit Committee approved all audit and audit-related services provided to the Company by KPMG during Fiscal 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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
Andrew Marsh,
President, Chief Executive Officer and Director

Date:  April 30, 2013

POWER OF ATTORNEY

                KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Andrew Marsh, Jill McCoskey and Gerard L. Conway such person’s true and lawful attorney-in-fact and agent with full power of substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Date: April 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	ANDREW MARSH Andrew Marsh	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2013

/s/	JILL MCCOSKEY Jill McCoskey	Chief Accounting Officer (Principal Financial Officer)	April 30, 2013

/s/	LARRY G. GARBERDING Larry G. Garberding	Director	April 30, 2013

/s/	MAUREEN O. HELMER Maureen O. Helmer	Director	April 30, 2013

/s/	DOUGLAS T. HICKEY Douglas T. Hickey	Director	April 30, 2013

/s/	GEORGE C. McNAMEE George C. McNamee	Director	April 30, 2013

/s/	EVGENY MIROSCHNICHENKO Evgeny Miroschnichenko	Director	April 30, 2013

/s/	EVGENY RASSKAZOV Evgeny Rasskazov	Director	April 30, 2013

/s/	GARY K. WILLIS Gary K. Willis	Director	April 30, 2013

/s/	JOHANNES M. ROTH JOHANNES M. ROTH	Director	April 30, 2013

Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.1, 10.2, 10.4, 10.5 and 10.10 through 10.21 represent the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Exhibit No.

and Description

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (7)

3.2	Third Amended and Restated By-laws of Plug Power Inc. (8)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (7)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (9)

3.5	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (13)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power. (2)

4.2	Shareholder Rights Agreement, dated as of June 23, 2009, between Plug Power Inc. and Registrar and American Stock Transfer & Trust Company, LLC, as Rights Agent. (9)

4.3	Amendment No. 1 To Shareholder Rights Agreement. (11)

4.4	Amendment No. 2 To Shareholder Rights Agreement. (17)

4.5	Amendment No. 3 To Shareholder Rights Agreement. (19)

4.6	Amendment No. 4 To Shareholder Rights Agreement. (24)

4.7	Form of Warrant. (14)
4.8	Form of Warrant. (25)

10.1	Employee Stock Purchase Plan. (2)

10.2	Severance Agreement, dated as of July 12, 2007, by and between Plug Power Inc. and Gerald A. Anderson. (4)

10.3	Executive Severance Agreement, dated as of July 7, 2007, by and between Plug Power Inc. and Gerald A. Anderson. (4)

10.4	Indemnification Agreement, dated as of July 9, 2007, by and between Plug Power Inc. and Gerald A. Anderson. (4)

10.5	Registration Rights Agreement, dated as of June 29, 2006, by and between Plug Power Inc. and Smart Hydrogen Inc. (1)

10.6	Form of Indemnification Agreement entered into with each director. (1)

10.7	Plug Power Executive Incentive Plan. (3)

10.8	Employment Agreement, dated as of April 7, 2008, by and between Andrew Marsh and Plug Power Inc. (5)

10.9	Executive Employment Agreement, dated as of May 5, 2008, by and between Gerard L. Conway, Jr. and Plug Power Inc. (6)

10.10	Executive Employment Agreement, dated as of October 28, 2009, by and between Erik J. Hansen and Plug Power Inc. (10)

10.11	Executive Employment Agreement, dated as of February 9, 2010, by and between Adrian Corless and Plug Power Inc. (10)

10.12	Executive Employment Agreement, dated as of June 21, 2012, by and between Gerald A. Anderson and Plug Power Inc. (22)

10.13	Standstill and Support Agreement, dated as of May 6, 2011 among Plug Power Inc., OJSC “INTER RAO UES” and OJSC “Third Generation Company of the Wholesale Electricity Market”. (11)

10.14	Master and Shareholders’ Agreement, dated as of January 24, 2012, by and between Axane S.A. and Plug Power, Inc. (18)

10.15	License Agreement dated as of February 29, 2012, by and between Hypulsion, S.A.S. and Plug Power Inc. (18)

10.16	2011 Stock Option and Incentive Plan. (12)

10.17	Amendment No. 1 to the Plug Power Inc. 2011 Stock Option and Incentive Plan (21)

10.18	Form of Incentive Stock Option Agreement. (15)

10.19	Form of Non-Qualified Stock Option Agreement for Employees. (15)

10.20	Form of Non-Qualified Stock Option Agreement for Independent Directors. (15)

10.21	Form of Restricted Stock Award Agreement. (15)

10.22	Loan and Security Agreement, dated as of August 9, 2011, by and between Plug Power Inc. and Silicon Valley Bank. (15)

10.23	First Loan Modification Agreement, dated as of September 28, 2011, by and between Plug Power Inc. and Silicon Valley Bank. (16)

10.24	Second Loan Modification Agreement, dated as of March 30, 2012, by and between Plug Power Inc. and Silicon Valley Bank. (20)
10.25	Third Loan Modification Agreement, dated as of November 29, 2012, by and between Plug Power Inc. and Silicon Valley Bank. (23)

10.26	Purchase and Sale Agreement dated as of January 24, 2013 by Plug Power Inc. and 968 Albany Shaker Road Associates, LLC
10.27	Amendment to Purchase and Sale Agreement dated as of March 13, 2013 by Plug Power Inc. and 968 Albany Shaker Road Associates, LLC
31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (27)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(27)

(1)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 29, 2006.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File Number 333-86089).
(3)	Incorporated by reference to the Company’s current Report on Form 8-K dated February 15, 2007.
(4)	Incorporated by reference to the Company’s current Report on Form 8-K dated July 13, 2007.
(5)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 2, 2008.
(6)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.
(7)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.
(8)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.
(9)	Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 24, 2009.
(10)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.
(11)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 6, 2011.
(12)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 12, 2011.
(13)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 19, 2011.
(14)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 24, 2011.
(15)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2011.
(16)	Incorporated by reference to the Company’s current Report on Form 8-K dated September 28, 2011.
(17)	Incorporated by reference to the Company’s current Report on Form 8-K dated March 19, 2012.
(18)	Incorporated by reference to the Company’s current Report on Form 8-K dated March 21, 2012.
(19)	Incorporated by reference to the Company’s current Report on Form 8-K dated March 26, 2012.
(20)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 3, 2012.
(21)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 18, 2012.
(22)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 21, 2012.
(23)	Incorporated by reference to the Company’s current Report on Form 8-K dated December 5, 2012.
(24)	Incorporated by reference to the Company’s current Report on Form 8-K dated February 13, 2013.
(25)	Incorporated by reference to the Company’s current Report on Form 8-K dated February 14, 2013.
(26)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 1, 2013.
(27)	Filed herewith.