Form 10-Q
period 2013-03-31
PLUG POWER INC
filed 2013-05-15
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The number of shares of common stock, par value of $.01 per share, outstanding as of May 2, 2013 was 64,036,405.

PART 1.   FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

 Plug Power Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$4,502,838	$9,380,059
Accounts receivable, net	5,576,989	4,021,725
Inventory	10,090,474	8,550,457
Prepaid expenses and other current assets	1,896,833	1,988,457
Total current assets	22,067,134	23,940,698
Restricted cash	750,000	-
Property, plant, and equipment (net of accumulated depreciation of $27,810,527 at March 31, 2013
and $27,394,851 at December 31, 2012)	6,294,470	6,708,237
Leased property under capital lease (net of accumulated depreciation of $258,243 at March 31, 2013
and $129,122 at December 31, 2012)	2,840,677	2,969,799
Note receivable	555,673	570,697
Intangible assets, net	4,634,636	5,270,571
Total assets	$37,142,590	$39,460,002
Liabilities and Stockholders' Equity
Current liabilities:
Borrowings under line of credit	$-	$3,380,835
Accounts payable	5,602,713	3,558,157
Accrued expenses	2,206,036	3,828,045
Product warranty reserve	1,872,893	2,671,409
Deferred revenue	2,779,077	2,950,375
Obligations under capital lease	666,633	650,379
Other current liabilities	1,065,125	-
Total current liabilities	14,192,477	17,039,200
Obligations under capital lease	1,131,871	1,304,749
Deferred revenue	5,766,510	4,362,092
Common stock warrant liability	4,574,655	475,825
Finance obligation	2,544,331	-
Other liabilities	1,222,711	1,247,833
Total liabilities	29,432,555	24,429,699
Stockholders' equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
63,806,797 at March 31, 2013 and 38,404,764 at December 31, 2012	638,068	384,048
Additional paid-in capital	802,881,237	801,840,491
Accumulated other comprehensive income	965,757	1,004,412
Accumulated deficit	(795,222,645)	(786,646,266)
Less common stock in treasury:
165,906 shares at March 31, 2013 and December 31, 2012	(1,552,382)	(1,552,382)
Total stockholders' equity	7,710,035	15,030,303
Total liabilities and stockholders' equity	$37,142,590	$39,460,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Product and service revenue	$6,044,689	$7,236,766
Research and development contract revenue	400,418	515,376
Total revenue	6,445,107	7,752,142
Cost of product and service revenue	7,998,192	9,060,689
Cost of research and development contract revenue	620,096	765,958
Research and development expense	750,484	1,227,457
Selling, general and administrative expenses	2,881,275	3,935,793
Amortization of intangible assets	573,730	575,773
Operating loss	(6,378,670)	(7,813,528)
Interest and other income	16,212	47,524
Change in fair value of common stock warrant liability	(2,131,314)	1,238,750
Interest and other expense	(82,607)	(55,848)
Net loss	$(8,576,379)	$(6,583,102)
Loss per share:
Basic and diluted	$(0.18)	$(0.28)
Weighted average number of common shares outstanding	48,566,794	23,437,600

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net Loss	$(8,576,379)	$(6,583,102)
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	(38,655)	76,503
Comprehensive Loss	$(8,615,034)	$(6,506,599)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(8,576,379)	$(6,583,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and investment in leased property	544,798	486,275
Amortization of intangible assets	573,730	575,773
Stock-based compensation	505,685	524,055
Loss on disposal of property, plant and equipment	-	57,680
Change in fair value of common stock warrant liability	2,131,314	(1,238,750)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(1,555,264)	419,638
Inventory	(1,540,017)	2,245,528
Prepaid expenses and other current assets	91,624	717,034
Note receivable	15,024	-
Accounts payable, accrued expenses, product warranty reserve and other liabilities	642,949	(2,121,367)
Deferred revenue	1,233,120	1,441,497
Net cash used in operating activities	(5,933,416)	(3,475,739)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,909)	-
Proceeds from disposal of property, plant and equipment	-	57,900
Net cash (used in) provided by investing activities	(1,909)	57,900
Cash Flows From Financing Activities:
Restricted cash	(750,000)	-
Proceeds from exercise of warrants	435,000	-
Proceeds from issuance of common stock and warrants	3,257,117	17,685,403
Stock issuance costs	(943,557)	(1,891,378)
Repayment of borrowings under line of credit	(3,380,835)	(5,405,110)
Proceeds from finance obligation	2,600,000	-

Principal payments on obligations under capital lease and finance obligation	(158,049)	-
Net cash provided by financing activities	1,059,676	10,388,915
Effect of exchange rate changes on cash	(1,572)	1,064
Increase (decrease) in cash and cash equivalents	(4,877,221)	6,972,140
Cash and cash equivalents, beginning of period	9,380,059	13,856,893
Cash and cash equivalents, end of period	$4,502,838	$20,829,033

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

We sell our products worldwide, with a primary focus on North America, through our direct product sales force, original equipment manufacturers, or OEMs, and their dealer networks. We sell to business, industrial and government consumers.

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

The Company incurred a net loss $8.6 million for the quarter ended March 31, 2013, and net losses of $31.9 million, $27.5 million and $47.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, and has an accumulated deficit of $795.2 million at March 31, 2013. Substantially all of our accumulated deficit has resulted from costs incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations. We expect that for fiscal year 2013, our operating cash burn will be approximately $10-$15 million.

Net cash used in operating activities for the quarter ended March 31, 2013 was $5.9 million. Additionally, on March 31, 2013, we had cash and cash equivalents of $4.5 million and net working capital of $7.9 million. This compares to $9.4 million and $6.9 million, respectively, at December 31, 2012.

We were party to a Loan and Security Agreement with Silicon Valley Bank, or SVB, which expired as of March 29, 2013. The SVB loan facility provided up to $15 million of availability, subject to borrowing base limitations, to support working capital needs. Given its expiration, we no longer have access to this facility. As of December 31, 2012, $3.4 million was outstanding under the loan agreement. This amount was subsequently paid in full in January, 2013. The Company maintains all of its operating bank accounts with SVB and will continue to assess opportunities to reestablish a credit facility with SVB.

To date, we have funded our operations primarily through public and private offerings of common and preferred stock, our line of credit and maturities and sales of our available-for-sale securities. The Company believes it has potential financing sources in order to raise the funds necessary to support operations through fiscal year end 2013. The Company’s current sources of capital, and other funds, include the raising of $2.3 million (net of issuance costs) in a public equity offering completed in February, 2013, $435,000 received from the exercise of warrants in February 2013, $2.6 million received from a sale-leaseback transaction of its real estate in Latham, NY completed on March 27, 2013, and a $6.5 million strategic investment from Air Liquide (Air Liquide Investment) completed on May 8, 2013. The Air Liquide Investment includes the purchase of preferred stock, an increase in Air Liquide's ownership interest in the HyPulsion joint venture, and an engineering services contract. We believe that our current cash, (including the aforementioned sources of funds received after March 31, 2013), and cash generated from future sales will provide sufficient liquidity to fund our operations into October 2013. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

In addition to the aforementioned current sources of capital, and other funds that will provide additional short term liquidity, the Company is currently exploring various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional revenue and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

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

The condensed consolidated financial statements for the three month period ended March 31, 2013 and the year ended December 31, 2012 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $29.4 million at March 31, 2013, and to continue as a going concern is dependent upon the availability of future funding, continued growth in orders and shipments, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2012.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company’s December 31, 2012 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of March 31, 2013 and for the three months ending March 31, 2013 and 2012.

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

The Company used the following assumptions for its common stock warrants issued on May 31, 2011. The risk-free interest rate for May 31, 2011 (issuance date), December 31, 2012, and March 31, 2013 were 0.75%, 0.31% and 0.33%, respectively. The volatility of the market price of the Company’s common stock for May 31, 2011, December 31, 2012 and March 31, 2013 were 94.4%, 73.5%, and 97.8%, respectively. The expected average term of the warrant used for all periods was 2.5 years.

The Company used the following assumptions for its common stock warrants issued on February 20, 2013. The risk-free interest rate for February 20, 2013 (issuance date) and March 31, 2013 were 0.85% and 0.82%, respectively. The volatility of the market price of the Company’s common stock for February 20, 2013 and March 31, 2013 were 102.0% and 104.8%, respectively. The expected average term of the warrant used for all periods was 5.0 years.

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

Joint Venture

We account for investments in joint ventures in which we have significant influence in accordance with applicable accounting guidance in Subtopic 323-10, Investments – Equity Method and Joint Ventures – Overall.  On February 29, 2012 we completed the formation of our joint venture with Axane, S.A., a subsidiary of Air Liquide, under the name HyPulsion (the JV).  The principal purpose of the JV is to develop and sell hydrogen fuel cell systems for the European material handling market. Axane contributed cash at the closing and will make additional fixed cash contributions in 2013 and 2014 in exchange for 55% ownership of the JV, subject to certain conditions. We contributed to the JV the right to use our technology, including design and technology know-how on GenDrive systems, in exchange for 45% ownership of the JV.  Accordingly, we will share in 45% of the profits from the JV.  We have not contributed any cash to the JV and we are not obligated to contribute any cash.  We have an option in the future to contribute cash and become a majority owner of the JV.  On May 8, 2013 the Company entered into an agreement that reduced its ownership of the JV to 20%, as more fully described in Note 13, Subsequent Events.

In accordance with the equity method of accounting, the Company will increase its investment in the JV by its share of any earnings, and decrease its investment in the JV by its share of any losses.  Losses in excess of the investment must be restored from future profits before we can recognize our proportionate share of profits.  As of March 31, 2013, the Company had a zero basis for its investment in the JV.

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

For all product and service revenue transactions entered into prior to the implementation of ASU No. 2009-13, the Company will continue to defer the recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months, or which extend over multiple years. While contract terms for those transactions generally required payment shortly after shipment or delivery and installation of the fuel cell system and were not contingent on the achievement of specific milestones or other substantive performance, the multiple-element revenue obligations within our contractual arrangements were generally not accounted for separately based on our limited experience and lack of evidence of fair value of the undelivered components.  We recognized revenue related to these transactions of approximately $36,000 during the three months ended March 31, 2013.  At March 31, 2013, and December 31, 2012, there was approximately $524,000 and $560,000, respectively, included in deferred revenue in the condensed consolidated balance sheets related to these transactions.

4. Loan and Security Agreement

At December 31, 2012, we were a party to a loan and security agreement, as amended,  with Silicon Valley Bank, or SVB, providing us with access to up to $15.0 million of financing in the form of revolving loans, letters of credit, foreign exchange contracts and cash management services. The Loan Agreement expired on March 29, 2013. As of December 31, 2012, $3.4 million was outstanding under the loan agreement. This amount was subsequently paid in full in January, 2013.

5. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2013 are as follows:

	Accumulated
				Other				Total
		Common Stock	Additional Paid-	Comprehensive	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	in-Capital	Income (Loss)	Shares	Amount	Deficit	Equity
December 31, 2012	38,404,764	$384,048	$801,840,491	$1,004,412	165,906	$(1,552,382)	$(786,646,266)	$15,030,303

Net loss	-	-	-	-	-	-	(8,576,379)	(8,576,379)
Other comprehensive loss	-	-	-	(38,655)	-	-	-	(38,655)
Stock based compensation	790,233	7,902	505,820	-	-	-	-	513,722
Public Offering, common stock, net	21,711,800	217,118	(354,586)	-	-	-	-	(137,468)
Exercise of warrants (1)	2,900,000	29,000	889,512	-	-	-	-	918,512
March 31, 2013	63,806,797	$638,068	$802,881,237	$965,757	165,906	$(1,552,382)	$(795,222,645)	$7,710,035

(1)     Pursuant to the exercise of the warrants, additional paid-in capital was increased by $406,000 from the issuance of 2,900,000 shares of common stock. Additionally, paid-in capital was increased by $483,512 and warrant liability was  reduced by $483,512, the fair value of the warrants on the exercise date.

As discussed further below, the Company offered common stock and warrants in connection with its 2013 public offerings. The associated warrants have been separately valued and classified as a liability on the accompanying consolidated balance sheet. After consideration of the fair value ascribed to the warrants and the net proceeds of the overall offering, it was determined that the fair value of the warrants and the common stock exceeded the net proceeds received as part of the offering and consequently additional paid-in capital was reduced by $354,586.

2013 Public Offerings

On February 20, 2013, the Company completed an underwritten public offering of 18,910,000 shares of common stock and warrants to purchase an aggregate of 18,910,000 shares of common stock. The shares and warrants in the underwritten public offering were sold as a fixed combination, with each combination consisting of one share of common stock and one warrant to purchase one share of common stock at a price to the public of $0.15 per fixed combination. The underwriter also purchased 2,836,500 warrants pursuant to the exercise of its over-allotment option.  These warrants have an exercise price of $0.15 per share, are immediately exercisable and will expire on February 20, 2018.  The warrants are subject to weighted average anti-dilution provisions in the event of issuance of additional shares of common stock and certain other conditions, as further described in the warrant agreement. Additionally, in the event of a sale of the Company, and under certain conditions, each warrant holder has the right to require the Company to purchase such holder’s warrants at a price determined using a Black-Scholes option pricing model. The underwriter was also granted an additional 1,891,000 warrants at $0.18 per share.  These warrants are exercisable on February 13, 2014 and will expire on February 13, 2018.  Net proceeds, after underwriting discounts and commissions and other fees and expenses payable by Plug Power, were $1,948,766. The Company intends to use the net proceeds of the offering for working capital and other general corporate purposes, including capital expenditures.

On February 21, 2013, the Company sold 2,801,800 additional shares of common stock, pursuant to the underwriter’s exercise of its overallotment option in connection with the public offering, resulting in additional net proceeds to the Company of approximately $364,794.

2012 Public Offerings

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

2011 Public Offerings

On May 31, 2011, the Company completed an underwritten public offering of 8,265,000 shares of its common stock and warrants to purchase an aggregate of 7,128,563 shares of common stock (including warrants to purchase an aggregate of 929,813 shares of common stock purchased by the underwriter pursuant to the exercise of its over-allotment option). Net proceeds, after underwriting discounts and commissions and other fees and expenses payable by Plug Power, were $18,289,883 (of this amount $8,768,143 in fair value was recorded as common stock warranty liability at issuance date). The shares and the warrants were sold together as a fixed combination, with each combination consisting of one share of common stock and 0.75 of a warrant to purchase one share of common stock, at a price to the public of $2.42 per fixed combination. The warrants are exercisable upon issuance and will expire on May 31, 2016. The exercise price of the warrants upon issuance was $3.00 per share of common stock and is subject to weighted average anti-dilution provisions in the event of issuance of additional shares of common stock and certain other conditions, as further described in the warrant agreement. Additionally, in the event of a sale of the Company, and under certain conditions, each warrant holder has the right to require the Company to purchase such holder’s warrants at a price determined using a Black-Scholes option pricing model. As a result of the March 28 and 29, 2012 public offerings and pursuant to the effect of the anti-dilution provisions, the exercise price of the warrants was reduced to $2.27 per share of common stock. Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise of the warrants was increased to 9,421,008 shares.  As a result of the February 20 and 21, 2013 public offerings and pursuant to the effect of the anti-dilution provisions, the exercise price of the warrants was reduced to $1.13 per share of common stock.  Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise was increased to 18,925,389 shares.

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

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Net loss	$(8,576,379)	$(6,583,102)
Denominator:
Weighted average number of common shares
outstanding	48,566,794	23,437,600

The potential dilutive common shares are summarized as follows:

	At March 31,
	2013	2012
Stock options outstanding	1,986,255	1,948,124
Unvested restricted stock	-	280,771
Common stock warrants (1)	39,662,889	9,421,008
Number of dilutive potential common shares	41,649,144	11,649,903

(1)

On May 31, 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering.  As a result of the March 28 and 29, 2012 and February 20 and 21, 2013 public offerings described in Note 5, the number of warrants increased to 18,925,389.  Additionally, on February 20, 2013 the Company issued 23,637,500 warrants as part of an underwritten public offering. Of the warrants issued in February 2013, 2,900,000 were exercised as of March 31, 2013.

7. Inventory

                Inventory as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials and supplies	$8,104,071	$7,576,862
Work-in-process	503,148	314,321
Finished goods	1,483,255	659,274
	$10,090,474	$8,550,457

 8. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets related to Plug Power Canada Inc. as of March 31, 2013 are as follows:

				Effect of
	Weighted Average	Gross Carrying	Accumulated	Foreign Currency
	Amortization Period	Amount	Amortization	Translation	Total

Acquired Technology	8 years	$15,900,000	$(12,698,529)	$1,172,748	$4,374,219
Customer Relationships	8 years	1,000,000	(739,583)	-	260,417
		$16,900,000	$(13,438,112)	$1,172,748	$4,634,636

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

The Company's remaining deferred tax assets have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other tax assets may not be realized.

10. Fair Value

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at March 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)

Common stock warrant liability	$4,574,655	$-	$-	$4,574,655

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at December 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)

Common stock warrant liability	$475,825	$-	$-	$475,825

The following tables show reconciliations of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the three months ended March 31, 2013:

Fair Value
Measurement Using
Significant
Common stock warrant liability	Unobservable Inputs

Beginning of period - January 1, 2013	$475,825
Change in fair value of common stock warrants	2,131,314
Issuance of common stock warrants	2,451,028
Exercise of common stock warrants	(483,512)
Fair value of common stock warrant liability at March 31, 2013	$4,574,655

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

11. Commitments and Contingencies

968 Albany Shaker Road Associate, LLC Lease

On March 27, 2013, the Company completed a sale-leaseback transaction of its property located at 968 Albany Shaker Road, Latham, New York, for an aggregate purchase price of $4,500,000, of which $2,750,000 was payable in cash at closing and $1,750,000  is payable with 5% annual interest, over 15 years in equal monthly installments of $13,839. The sale-leaseback transaction is being accounted for in accordance with applicable accounting guidance provided under Accounting Standards Codification (ASC) 840, Leases.  Due to the Company’s continuing involvement with the property, the transaction has been accounted for as a financing.  Accordingly, approximately $2,544,000 and $54,000 have been recorded as finance obligation and current portion finance obligation (other current liabilities), respectively, in the condensed consolidated balance sheet as of March 31, 2013.

In connection with the sale-leaseback transaction, we also entered into an agreement with the buyer, pursuant to which the Company leases from the buyer a portion of the premises sold for a term of 15 years. Monthly payments relating to this agreement are $38,297, $41,243, and $44,189, for years 1-5, 6-10, and 11-15, respectively.

As part of the terms of the transaction, the Company issued two standby letters of credit to the benefit of the landlord/lessor that can be drawn by the beneficiary in the event of default on the lease by Plug Power. The standby letters total $750,000 and are 100% collateralized by cash balances of the Company. This cash is restricted from use by the Company for any other purpose than to collateralize the standby letters. The standby letters are renewable for a period of ten years and can be cancelled in part or in full if certain covenants are met and maintained by the Company.  Accordingly, as of March 31, 2013, $750,000 has been recorded to restricted cash in the condensed consolidated balance sheet.

Other

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

Customer Concentration

 Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements with and with government agencies. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At March 31, 2013, five customers comprise approximately 88.6% of the total accounts receivable balance, with each customer individually representing 31.7%, 24.1%, 16.9%, 8.7% and 7.2% of total accounts receivable, respectively.  At December 31, 2012, four customers comprise approximately 82.2% of the total accounts receivable balance, with each customer individually representing 63.1%, 7.7%, 6.3% and 5.1% of total accounts receivable, respectively.

For the three months ended March 31, 2013, contracts with two customers comprise approximately 58.3% of total consolidated revenues, with each customer representing 42.7% and 15.6%, respectively.  For the three months ended March 31, 2012, contracts with two customers comprise approximately 58.7% of total consolidated revenues, with each customer representing 48.1% and 10.6%, respectively.

Product Warranty

The product and service revenue contracts we entered into generally provide a one to two-year product warranty to customers from date of installation. We currently estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for future claims in the period the revenue is recognized.  Factors that affect our warranty liability include the number of installed units, estimated material costs, estimated travel, and labor costs. During the year ended December 31, 2012, we adjusted our reserve for additional warranty claims arising from GenDrive component quality issues that were identified. These were isolated quality issues that were identified in GenDrive units that are being used at customer sites.  These units are in the process of being retro-fitted with replacement components that will improve the reliability of our GenDrive products for our customers.

The following table summarizes product warranty activity recorded during the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Beginning balance - January 1	$2,671,409	$1,210,909
Additions for current period deliveries	167,362	144,879
Warranty costs incurred during the period	(965,878)	(264,641)
Ending balance - March 31	$1,872,893	$1,091,147

12. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012

Stock-based compensation accrual impact, net	$8,037	$(12,872)
Cash paid for interest	82,607	65,998

13.  Subsequent Events

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the financial statements and has noted no other subsequent events requiring recognition or disclosure other than as stated below.

On May 8, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Air Liquide Investissements d'Avenir et de Demonstration (“Air Liquide”), pursuant to which the Company agreed to issue and sell to Air Liquide approximately 10,500 shares of the Company’s Series C Redeemable Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), for an aggregate purchase price of approximately $2.6 million (Euro 2 million) in cash. On an as-converted basis, Air Liquide is expected to initially own approximately 14% of the Company’s outstanding common stock, par value $0.01 per share (the “Common Stock”). The transaction contemplated by the Securities Purchase Agreement is expected to close during the week of May 13, 2013 and no later than May 22, 2013.

Under the terms of the Purchase Agreement, for so long as Air Liquide holds any shares of Series C Preferred Stock, Air Liquide shall be entitled to designate one director to the Company’s Board of Directors. In the event the Series C Preferred Stock is converted into shares of Common Stock and Air Liquide continues to hold at least 5% of the outstanding shares of Common Stock or 50% of the shares of Common Stock held by Air Liquide on an as-converted basis immediately following the issuance of the Series C Preferred Stock, Air Liquide shall continue to be entitled to designate one director to the Company’s Board of Directors. The Purchase Agreement also provides Air Liquide with the right to participate in certain future equity financings by the Company.

The Series C Preferred Stock will rank senior to the Common Stock with respect to rights upon the liquidation, dissolution or winding up of the Company. The Series C Preferred Stock will be entitled to receive dividends at a rate of 8% per annum payable in equal quarterly installments in cash or in shares of Common Stock, at the Company’s option. The Series C Preferred Stock will be convertible into shares of Common Stock, at a conversion price equal to $0.248794 per share, at Air Liquide’s option, (1) on or after May 8, 2014 or (2) upon any liquidation, dissolution or winding up of the Company, any sale, consolidation or merger of the Company resulting in a change of control, or any sale or other transfer of all or substantially all of the assets of the Company. The Series C Preferred Stock will have customary redemption rights and weighted average anti-dilution protection. The Series C Preferred Stock will vote together with the Common Stock on an as-converted basis on all matters.

The shares of Series C Preferred Stock were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the Series C Preferred Stock investment, the Company and Axane, S.A. (“Axane”), a subsidiary of Air Liquide S.A., entered into transactions related to their HyPulsion S.A.S. joint venture. HyPulsion was formed by the Company and Axane to develop and market hydrogen fuel cell systems for the European material handling market. Axane purchased a 25% ownership interest in HyPulsion from the Company for a cash purchase price of $3.3 million (Euro 2.5 million). The Company now owns 20% and Axane owns 80% of HyPulsion. The Company has the right to purchase 60% of HyPulsion from Axane in 2018 at a formula price. If the Company does not exercise its purchase right, Axane has the right to buy the Company’s remaining 20% interest at a formula price.

The Company and HyPulsion also entered into an engineering service agreement under which, among other things, the Company will provide HyPulsion with engineering and technical services for a new fuel cell assembly line and manufacturing execution system. Under the service agreement, HyPulsion has paid the Company approximately $659,000 (Euro 500,000) in the aggregate for services to be performed by the Company.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2012.  In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability, the risk that we expect we will need to raise additional capital to fund our operations and such capital may not be available to us; the risk that we do not have enough cash to fund our operations to profitability and if we are unable to secure additional capital, we may need to reduce and/or cease our operations; the risk that a "going concern” opinion from our auditors, KPMG LLP, could impair our ability to finance its operations through the sale of equity, incurring debt, or other financing alternatives; the recent restructuring plan we adopted may adversely impact management’s ability to meet financial reporting requirements; our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue; the risk that pending orders may not convert to purchase orders; the risk that our continued failure to comply with NASDAQ’s listing standards may result in our common stock being delisted from the NASDAQ stock market, which may severely limit our ability to raise additional capital; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; the ability to achieve the forecasted gross margin on the sale of our products; the actual net cash used for operating expenses may exceed the projected net cash for operating expenses; the cost and availability of fuel and fueling infrastructures for our products; market acceptance of our GenDrive systems; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully expand our product lines; our ability to improve system reliability for our GenDrive systems; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; and other risks and uncertainties discussed under Item IA—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed on April 1, 2013. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

In October, 2011 we introduced our next generation GenDrive products. These next generation fuel cell units include a simplified architecture featuring 30% fewer components, giving customers greater flexibility in managing their deployments.  By the third quarter of 2012, the majority of units produced and shipped were based on this simplified architecture.

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

Net cash used in operating activities for the quarter ended March 31, 2013 was $5.9 million.  Additionally, on March 31, 2013, we had cash and cash equivalents of $4.5 million and net working capital of $7.9 million.  This compares to $9.4 million and $6.9 million, respectively, at December 31, 2012.

Recent Developments

Purchase and Sale Agreement and Lease Agreement.

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

The sale-leaseback transaction is being accounted for in accordance with applicable accounting guidance provided under Accounting Standards Codification (ASC) 840, Leases.  Due to the Company’s continuing involvement with the property, the sale-leaseback is being accounted for as a financing.  Accordingly, approximately $2,544,000 and $54,000 have been recorded as finance obligation and current portion finance obligation (other current liabilities), respectively, in the condensed consolidated balance sheet as of March 31, 2013.

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

Public Offering.

On February 20, 2013, the Company completed an underwritten public offering of 18,910,000 shares of common stock and warrants to purchase an aggregate of 23,637,500 shares of common stock. The 18,910,000 shares and warrants in the underwritten public offering were sold as a fixed combination, with each combination consisting of one share of common stock and one warrant to purchase one share of common stock at a price to the public of $0.15 per fixed combination. The underwriter also purchased 2,836,500 warrants pursuant to the exercise of its over-allotment option.  These warrants have an exercise price of $0.15 per share, are immediately exercisable and will expire on February 20, 2018.  Additionally, the underwriter was also granted an additional 1,891,000 warrants at $0.18 per share.  These warrants are exercisable on February 13, 2014 and will expire on February 13, 2018.  Net proceeds, after underwriting discounts and commissions and other fees and expenses payable by Plug Power, were $1,948,766. The Company intends to use the net proceeds of the offering for working capital and other general corporate purposes, including capital expenditures.

On February 21, 2013, the Company sold 2,801,800 additional shares of common stock, pursuant to the underwriter’s exercise of its over-allotment option in connection with the Company’s recently announced public offering, resulting in additional net proceeds to the Company of approximately $365,000.

On May 31, 2011, the Company granted 7,128,563 warrants as part of an underwritten public offering. As a result of the March 28 and 29, 2012 public offerings and pursuant to the effect of the anti-dilution provisions, (as discussed in Note 5, Stockholders' Equity), the exercise price of the warrants was reduced to $2.27 per share of common stock. Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise of the warrants was increased to 9,421,008 shares. As a result of the February 20 and 21, 2013 public offerings and pursuant to the effect of the anti-dilution provisions, the exercise price of the warrants was reduced to $1.13 per share of common stock. Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise of the warrants was increased to 18,925,389 shares.

Securities Purchase Agreement.

On May 8, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Air Liquide Investissements d'Avenir et de Demonstration (“Air Liquide”), pursuant to which the Company agreed to issue and sell to Air Liquide approximately 10,500 shares of the Company’s Series C Redeemable Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), for an aggregate purchase price of approximately $2.6 million (Euro 2 million) in cash. On an as-converted basis, Air Liquide is expected to initially own approximately 14% of the Company’s outstanding common stock, par value $0.01 per share (the “Common Stock”). The transaction contemplated by the Securities Purchase Agreement is expected to close during the week of May 13, 2013 and no later than May 22, 2013.

Under the terms of the Purchase Agreement, for so long as Air Liquide holds any shares of Series C Preferred Stock, Air Liquide shall be entitled to designate one director to the Company’s Board of Directors. In the event the Series C Preferred Stock is converted into shares of Common Stock and Air Liquide continues to hold at least 5% of the outstanding shares of Common Stock or 50% of the shares of Common Stock held by Air Liquide on an as-converted basis immediately following the issuance of the Series C Preferred Stock, Air Liquide shall continue to be entitled to designate one director to the Company’s Board of Directors. The Purchase Agreement also provides Air Liquide with the right to participate in certain future equity financings by the Company.

The Series C Preferred Stock will rank senior to the Common Stock with respect to rights upon the liquidation, dissolution or winding up of the Company. The Series C Preferred Stock will be entitled to receive dividends at a rate of 8% per annum payable in equal quarterly installments in cash or in shares of Common Stock, at the Company’s option. The Series C Preferred Stock will be convertible into shares of Common Stock, at a conversion price equal to $0.248794 per share, at Air Liquide’s option, (1) on or after May 8, 2014 or (2) upon any liquidation, dissolution or winding up of the Company, any sale, consolidation or merger of the Company resulting in a change of control, or any sale or other transfer of all or substantially all of the assets of the Company. The Series C Preferred Stock will have customary redemption rights and weighted average anti-dilution protection. The Series C Preferred Stock will vote together with the Common Stock on an as-converted basis on all matters.

The shares of Series C Preferred Stock were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the Series C Preferred Stock investment, the Company and Axane, S.A. (“Axane”), a subsidiary of Air Liquide S.A., entered into transactions related to their HyPulsion S.A.S. joint venture. HyPulsion was formed by the Company and Axane to develop and market hydrogen fuel cell systems for the European material handling market. Axane purchased a 25% ownership interest in HyPulsion from the Company for a cash purchase price of $3.3 million (Euro 2.5 million). The Company now owns 20% and Axane owns 80% of HyPulsion. The Company has the right to purchase 60% of HyPulsion from Axane in 2018 at a formula price. If the Company does not exercise its purchase right, Axane has the right to buy the Company’s remaining 20% interest at a formula price.

The Company and HyPulsion also entered into an engineering service agreement under which, among other things, the Company will provide HyPulsion with engineering and technical services for a new fuel cell assembly line and manufacturing execution system. Under the service agreement, HyPulsion has paid the Company approximately $659,000 (Euro 500,000) in the aggregate for services to be performed by the Company.

Results of Operations

 Product and service revenue. Product and service revenue generally includes revenue from the sale of our Gendrive units, as well as revenue from installation, service, maintenance, fueling, and other support services.

Product and service revenue for the three months ended March 31, 2013 decreased $1.2 million or 16.5%, to $6.0 million from $7.2 for the three months ended March 31, 2012. During the three months ended March 31, 2013 we shipped 238 fuel cell systems to end customers as compared to 299 fuel cell systems shipped during the three months ended March 31, 2012.  During the three months ended March 31, 2013, and March 31, 2012, we deferred $36,000 and $2.0 million in revenue, respectively, due to contingent provisions in our agreements, as well as certain deliverables where the criteria for recognition have not yet been met.  Additionally, in the three months ended March 31, 2013, we recognized approximately $470,000 of deferred revenue in connection with deliverables that have since met the criteria for recognition, whereas in the three months ended March 31, 2012, we recognized approximately $930,000 of deferred revenue associated with deliverables that have since met the criteria for recognition.

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

Research and development contract revenue for the three months ended March 31, 2013 decreased approximately $115,000, or 22.3%, to $400,000 from $515,000 for the three months ended March 31, 2012. The decrease is primarily related to a reduced effort on two funded projects that are near completion.

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

Cost of product and service revenue for the three months ended March 31, 2013 decreased approximately $1.1 million, or 11.7%, to $8.0 million from $9.1 million for the three months ended March 31, 2012.  During the three months ended March 31, 2013 we shipped 238 fuel cell systems to end customers as compared to 299 fuel cell systems shipped during the three months ended March 31, 2012.

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

Cost of research and development contract revenue for the three months ended March 31, 2013 decreased approximately $146,000, or 19.0%, to $620,000 from $766,000 for the three months ended March 31, 2012.  The decrease is primarily related to reduced effort on two funded projects that are near completion.

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

Research and development expense for the three months ended March 31, 2013 decreased approximately $477,000, or 38.9%, to $750,000 from $1.2 million for the three months ended March 31, 2012. This decrease was a result of lower personnel costs, coupled with a decrease in consulting fees.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2013 decreased approximately $1.0 million, or 26.8%, to $2.9 million from $3.9 million for the three months ended March 31, 2012. The decrease was primarily the result of lower personnel costs.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets from Plug Power Canada Inc., including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets decreased to approximately $574,000 for the three months ended March 31, 2013, compared to approximately $576,000 for the three months ended March 31, 2012. The decrease is related to foreign currency fluctuations.

Interest and other income.  Interest and other income consists primarily of interest earned on our cash, interest earned on our note receivable, and rental income.

Interest and other income for the three months ended March 31, 2013 decreased approximately $31,000, or 65.9%, to $16,000 from $47,000 for the three months ended March 31, 2012. The decrease is primarily related to a decrease in rental income.

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

The change in fair value of common stock warrant liability for the three months ended March 31, 2013 resulted in an increase in the associated warrant liability of $2.1 million as compared to a decrease of $1.2 million for the three months ended March 31, 2012, a change of $3.3 million or 272.1%. These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Interest and other expense. Interest and other expense consists of interest and other expenses related to the Loan and Security Agreement, interest related to obligations under capital lease, interest related to our finance obligation, and foreign currency exchange gain (loss).

Interest and other expense for the three months ended March 31, 2013 and 2012 was approximately $83,000 and $56,000, respectively. This increase is primarily related to the interest on the obligations under capital lease, which began in the fourth quarter of 2012.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

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

The Company incurred a net loss of $8.6 million for the quarter ended March 31, 2013, and net losses of $31.9 million, $27.5 million and $47.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company has an accumulated deficit of $795.2 million at March 31, 2013. Substantially all of our accumulated deficit has resulted from costs incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations. We expect that for fiscal year 2013, our operating cash burn will be approximately $10-$15 million.

Net cash used in operating activities for the quarter ended March 31, 2013 was $5.9 million. Additionally, on March 31, 2013, we had cash and cash equivalents $4.5 million and net working capital of $7.9 million. This compares to $9.4 million and $6.9 million, respectively, at December 31, 2012.

We were party to a Loan and Security Agreement with Silicon Valley Bank, or SVB, which expired as of March 29, 2013. The SVB loan facility provided up to $15 million of availability, subject to borrowing base limitations, to support working capital needs. Given its expiration, we no longer have access to this facility. As of December 31, 2012, $3.4 million was outstanding under the loan agreement. This amount was subsequently paid in full in January, 2013. The Company maintains all of its operating bank accounts with SVB and will continue to assess opportunities to reestablish a credit facility with SVB.

To date, we have funded our operations primarily through public and private offerings of common and preferred stock, our line of credit and maturities and sales of our available-for-sale securities. The Company believes it has potential financing sources in order to raise the funds necessary to support operations through fiscal year end 2013. The Company’s current sources of capital, and other funds, include the raising of $2.3 million (net of issuance costs) in a public equity offering completed in February, 2013, $435,000 received from the exercise of warrants in February 2013, $2.6 million received from a sale-leaseback transaction of its real estate in Latham, NY completed on March 27, 2013, and a $6.5 million strategic investment from Air Liquide (Air Liquide Investment) completed on May 8, 2013. The Air Liquide Investment includes the purchase of preferred stock, an increase in Air Liquide's ownership interest in the HyPulsion joint venture, and an engineering services contract. We believe that our current cash, (including the aforementioned sources of funds received after March 31, 2013), and cash generated from future sales will provide sufficient liquidity to fund our operations into October 2013. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

In addition to the aforementioned current sources of capital, and other funds that will provide additional short term liquidity, the Company is currently exploring various other alternatives including debt and equity financing vehicles, strategic partnerships, government programs that may be available to the Company, as well as trying to generate additional revenue and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

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

The condensed consolidated financial statements for the three month period ended March 31, 2013 and the year ended December 31, 2012 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $29.4 million at March 31, 2013, and to continue as a going concern is dependent upon the availability of future funding, continued growth in orders and shipments, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Several key indicators of liquidity are summarized in the following table:

	Three months	Three months	Year
	ended or at	ended or at	ended or at
	March 31, 2013	March 31, 2012	December 31, 2012
Cash and cash equivalents at end of period	$4,503	$20,829	$9,380
Borrowings under line of credit at end of period	-	-	3,381
Working capital at end of period	7,875	29,077	6,901
Net Loss	8,576	6,583	31,862
Net cash used in operating activities	5,933	3,476	20,165
Purchase of property, plant and equipment	2	-	78

During the three months ended March 31, 2013, cash used for operating activities was $5.9 million, consisting primarily of a net loss of $8.6 million, coupled with changes in operating assets and liabilities of $1.1 million, offset by net non-cash expenses in the amount of $3.7 million, including $1.1 million for amortization and depreciation, $0.5 million for stock based compensation, and $2.1 million for the change in fair value of common stock warrant liability. Cash used in investing activities for the three months ended March 31, 2013 was $2,000, consisting of purchases of property, plant, and equipment. Cash provided by financing activities for the three months ended March 31, 2013 was approximately $1.1 million consisting primarily of $0.7 million used for restricted cash, $0.4 million provided from the exercise of warrants, $3.3 million in proceeds from the public offering, offset by $0.9 million in public offering costs, $2.6 million in proceeds from finance obligation, offset by $0.2 million for principal payments on long-term debt, and $3.4 million in repayment of borrowings under line of credit.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, equity investments, product warranty reserves, unbilled revenue, common stock warrants, income taxes and contingencies. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as a discussion of Significant Accounting Policies included in Note 2, Basis of Presentation, of the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

                None.

 Item 1A - Risk Factors

Part II, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission (SEC), filed on April 1, 2013, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results.  Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K.  However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the three months ended March 31, 2013, we issued 607,977 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

(b)  Not applicable.

(c)  None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

(a)  None.

(b)  None.

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.1	Third Amended and Restated By-laws of Plug Power Inc. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (3)

31.1 and 31.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

101.INS*	XBRL Instance Document (4)

101.SCH*	XBRL Taxonomy Extension Schema Document (4)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (4)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.
(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.
(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 24, 2009.
(4)	Filed herewith

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,  2013 and 2012; and (iv) related notes, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 15, 2013	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ David Waldek
David Waldek
Chief Financial Officer (Principal Financial Officer)