Form 10-Q
period 2013-06-30
PLUG POWER INC
filed 2013-08-14
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of shares of common stock, par value of $.01 per share, outstanding as of August 12, 2013 was 80,801,897.

PART 1.   FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

 Plug Power Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$7,410,948	$9,380,059
Accounts receivable, net	4,349,020	4,021,725
Inventory	8,595,306	8,550,457
Prepaid expenses and other current assets	1,952,064	1,988,457
Total current assets	22,307,338	23,940,698
Restricted cash	750,000	-
Property, plant, and equipment (net of accumulated depreciation of $27,811,181 at June 30, 2013
and $27,394,851 at December 31, 2012)	6,091,953	6,708,237
Leased property under capital lease (net of accumulated depreciation of $387,365 at June 30, 2013
and $129,122 at December 31, 2012)	2,711,556	2,969,799
Note receivable	540,541	570,697
Intangible assets, net	3,982,971	5,270,571
Total assets	$36,384,359	$39,460,002
Liabilities, Redeemable Preferred Stock, and Stockholders' Equity
Current liabilities:
Borrowings under line of credit	$-	$3,380,835
Accounts payable	3,311,931	3,558,157
Accrued expenses	1,449,137	3,828,045
Product warranty reserve	1,566,510	2,671,409
Deferred revenue	2,785,558	2,950,375
Obligations under capital lease	683,292	650,379
Other current liabilities	1,382,000	-
Total current liabilities	11,178,428	17,039,200
Obligations under capital lease	954,672	1,304,749
Deferred revenue	6,441,004	4,362,092
Common stock warrant liability	4,689,135	475,825
Finance obligation	2,522,845	-
Other liabilities	1,182,667	1,247,833
Total liabilities	26,968,751	24,429,699
Redeemable Preferred Stock
Series C redeemable convertible preferred stock, $0.01 par value per share
(aggregate involuntary liquidation preference $4,169,686) 10,431 shares authorized;
Issued and outstanding: 10,431 at June 30, 2013 and 0 at December 31, 2012	2,451,079	-
Stockholders' equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
80,683,171 at June 30, 2013 and 38,404,764 at December 31, 2012	806,832	384,048
Additional paid-in capital	811,348,475	801,840,491
Accumulated other comprehensive income	922,316	1,004,412
Accumulated deficit	(804,560,712)	(786,646,266)
Less common stock in treasury:
165,906 shares at June 30, 2013 and December 31, 2012	(1,552,382)	(1,552,382)
Total stockholders' equity	6,964,529	15,030,303
Total liabilities, redeemable preferred stock, and stockholders' equity	$36,384,359	$39,460,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Product and service revenue	$7,129,766	$7,201,404	$13,174,455	$14,438,170
Research and development contract revenue	367,508	457,693	767,926	973,069
Total revenue	7,497,274	7,659,097	13,942,381	15,411,239
Cost of product and service revenue	8,973,308	8,642,527	16,971,500	17,703,216
Cost of research and development contract revenue	532,779	832,564	1,152,875	1,598,522
Research and development expense	823,581	1,577,077	1,574,065	2,804,534
Selling, general and administrative expenses	3,215,425	3,567,268	6,096,700	7,503,061
Amortization of intangible assets	568,291	572,991	1,142,021	1,148,764
Operating loss	(6,616,110)	(7,533,330)	(12,994,780)	(15,346,858)
Interest and other income	40,869	43,690	57,081	91,214
Change in fair value of common stock warrant liability	(5,833,318)	1,053,051	(7,964,632)	2,291,801
Interest and other expense	(146,922)	(42,965)	(229,529)	(98,813)
Gain on sale of equity interest in joint venture	3,234,717	-	3,234,717	-
Net loss attributable to the Company	$(9,320,764)	$(6,479,554)	$(17,897,143)	$(13,062,656)
Preferred stock dividends declared	(17,303)	-	(17,303)	-
Net loss attributable to common shareholders	$(9,338,067)	$(6,479,554)	$(17,914,446)	$(13,062,656)
Loss per share:
Basic and diluted	$(0.14)	$(0.17)	$(0.31)	$(0.43)
Weighted average number of common shares outstanding	68,662,067	37,853,358	58,669,943	30,645,479

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Loss attributable to the Company	$(9,320,764)	$(6,479,554)	$(17,897,143)	$(13,062,656)
Other comprehensive loss:
Foreign currency translation loss	(43,441)	(80,543)	(82,096)	(4,040)
Comprehensive Loss	$(9,364,205)	$(6,560,097)	$(17,979,239)	$(13,066,696)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(17,897,143)	$(13,062,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and investment in leased property	944,527	975,480
Amortization of intangible assets	1,142,021	1,148,764
Stock-based compensation	1,019,958	1,022,618
Gain on sale of equity interest in joint venture	(3,234,717)	-
(Gain) loss on disposal of property, plant and equipment	(55,768)	57,680
Change in fair value of common stock warrant liability	7,964,632	(2,291,801)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(327,295)	2,263,242
Inventory	(44,849)	843,388
Prepaid expenses and other current assets	36,393	712,279
Note receivable	30,156	(600,419)
Accounts payable, accrued expenses, product warranty reserve and other liabilities	(2,425,008)	(1,032,845)
Deferred revenue	1,914,096	1,557,520
Net cash used in operating activities	(10,932,997)	(8,406,750)
Cash Flows From Investing Activities:
Proceeds from sale of equity interest in joint venture	3,234,717	-
Purchase of property, plant and equipment	(70,932)	(40,831)
Proceeds from disposal of property, plant and equipment	56,700	57,900
Net cash provided by investing activities	3,220,485	17,069
Cash Flows From Financing Activities:
Restricted cash	(750,000)	-
Proceeds from exercise of warrants	2,849,460	-
Proceeds from issuance of preferred stock	2,595,400	-
Preferred stock issuance costs	(144,321)	-
Proceeds from issuance of common stock and warrants	3,257,117	17,192,500
Common stock issuance costs	(943,557)	(1,402,230)
Repayment of borrowings under line of credit	(3,380,835)	(5,405,110)
Proceeds from finance obligation	2,600,000	-
Principal payments on obligations under capital lease and finance obligation	(338,179)	-
Net cash provided by financing activities	5,745,085	10,385,160
Effect of exchange rate changes on cash	(1,684)	(955)
Increase (decrease) in cash and cash equivalents	(1,969,111)	1,994,524
Cash and cash equivalents, beginning of period	9,380,059	13,856,893
Cash and cash equivalents, end of period	$7,410,948	$15,851,417

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

 Liquidity

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, and continued development and expansion of our products. Our ability to meet our future liquidity needs, capital requirements and achieve profitability will depend upon numerous factors, including the timing and quantity of product orders and shipments; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

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

The Company incurred a net loss $17.9 million for the six months ended June 30, 2013, and net losses of $31.9 million, $27.5 million and $47.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, and has an accumulated deficit of $804.6 million at June 30, 2013. Substantially all of our accumulated deficit has resulted from costs incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations. We expect that for fiscal year 2013, our operating cash burn will be approximately $15-$20 million, as revised.

Net cash used in operating activities for the six months ended June 30, 2013 was $10.9 million. Additionally, on June 30, 2013, we had cash and cash equivalents of $7.4 million and net working capital of $11.1 million. This compares to $9.4 million and $6.9 million, respectively, at December 31, 2012.

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

To date, we have funded our operations primarily through public and private offerings of common and preferred stock, our line of credit and maturities and sales of our available-for-sale securities. The Company believes it has potential financing sources in order to raise the funds necessary to support operations through fiscal year end 2013. The Company’s current sources of capital, and other funds, include the raising of $2.3 million (net of issuance costs) in a public equity offering completed in February, 2013, $2.8 million from the exercise of warrants in 2013, $2.6 million from a sale-leaseback transaction of its real estate in Latham, NY completed on March 27, 2013, and a $6.5 million strategic investment from Air Liquide (Air Liquide Investment) completed on May 8, 2013. The Air Liquide Investment includes the purchase of preferred stock, an increase in Air Liquide's ownership interest in the HyPulsion joint venture, and an engineering services contract. We believe that our current cash, cash raised from the aforementioned recent financing and investing activities, and cash generated from future sales should provide sufficient liquidity to fund our operations through fiscal year end. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

In addition to the aforementioned funds, and other funds that will provide additional short term liquidity, the Company is currently exploring various other alternatives including debt and equity financing vehicles, strategic partnerships, and government programs that may be available to the Company, as well as trying to generate additional revenue and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

Additionally, even if we raise additional capital through additional equity or debt financing, strategic alternatives or otherwise, there can be no assurances that any such capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. In addition, if our common stock is delisted from the NASDAQ Capital Market, as noted in Part II, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission, filed on April 1, 2013, it may limit our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.

The condensed consolidated financial statements for the three and six month periods ended June 30, 2013 and the year ended December 31, 2012 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $27.0 million at June 30, 2013, and to continue as a going concern is dependent upon the availability of future funding, continued growth in orders and shipments, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company’s December 31, 2012 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012.

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

The Company used the following assumptions for its common stock warrants issued on May 31, 2011. The risk-free interest rate for May 31, 2011 (issuance date), December 31, 2012, and June 30, 2013 were 0.75%, 0.31% and 0.46%, respectively. The volatility of the market price of the Company’s common stock for May 31, 2011, December 31, 2012 and June 30, 2013 were 94.4%, 73.5%, and 108.5%, respectively. The expected average term of the warrant used for all periods was 2.5 years.

The Company used the following assumptions for its common stock warrants issued on February 20, 2013. The risk-free interest rate for February 20, 2013 (issuance date) and June 30, 2013 were 0.85% and 1.20%, respectively. The volatility of the market price of the Company’s common stock for February 20, 2013 and June 30, 2013 were 102.0% and 101.8%, respectively. The expected average term of the warrant used for February 20, 2013 and June 30, 2013 were 5.0 years and 4.6 years, respectively.

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

Joint Venture

We account for investments in joint ventures in which we have significant influence in accordance with applicable accounting guidance in Subtopic 323-10, Investments – Equity Method and Joint Ventures – Overall.  On February 29, 2012 we completed the formation of our joint venture with Axane, S.A., a subsidiary of Air Liquide, under the name HyPulsion (the JV).  The principal purpose of the JV is to develop and sell hydrogen fuel cell systems for the European material handling market. Axane contributed cash at the closing and will make additional fixed cash contributions in 2013 and 2014 in exchange for an initial 55% ownership of the JV, subject to certain conditions. We have not contributed any cash to the JV and we are not obligated to contribute any cash.  We contributed to the JV the right to use our technology, including design and technology know-how on GenDrive systems, in exchange for an initial 45% ownership of the JV.

On April 19, 2013 Axane purchased an additional 25% ownership interest in HyPulsion from the Company for a cash purchase price of $3.3 million (Euro 2.5 million).  We now own 20% and Axane owns 80% of HyPulsion, and we will share in 20% of the profits from the JV. The Company has the right to purchase an additional 60% of HyPulsion from Axane at any time between January 4, 2018 and January 29, 2018 at a formula price. If the Company exercises its purchase right, Axane will have the right, at any time between February 1, 2018 and December 31, 2021, to require the Company to buy the remaining 20% interest at a formula price.

In addition, the Company and HyPulsion also entered into an engineering service agreement under which, among other things, the Company will provide HyPulsion with engineering and technical services for a new fuel cell assembly line and manufacturing execution system. Under the service agreement, HyPulsion has paid the Company approximately $659,000 (Euro 500,000) in the aggregate for services to be performed by the Company.

In accordance with the equity method of accounting, the Company will increase its investment in the JV by its share of any earnings, and decrease its investment in the JV by its share of any losses.  Losses in excess of the investment must be restored from future profits before we can recognize our proportionate share of profits.  As of June 30, 2013, the Company had a zero basis for its investment in the JV.

Redeemable Preferred Stock

On May 8, 2013, the Company entered into a Securities Purchase Agreement with Air Liquide, pursuant to which the Company agreed to issue and sell 10,431 shares of the Company’s Series C Redeemable Convertible Preferred Stock, par value $0.01 per share, for an aggregate purchase price of approximately $2.6 million (Euro 2 million) in cash, as more fully discussed in Note 11, Redeemable Preferred Stock. We account for preferred stock as temporary equity in accordance with applicable accounting guidance in Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity.  Dividends on the redeemable preferred stock are accounted for as a reduction in the net income (loss) attributable to common shareholders.

In connection with the Air Liquide Investment, as outlined under Joint Venture and Redeemable Preferred Stock above, the Company considered the relative fair value of the components involved in its allocation of the overall investment and the associated accounting.

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

For all product and service revenue transactions entered into prior to the implementation of ASU No. 2009-13, the Company will continue to defer the recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months, or which extend over multiple years. While contract terms for those transactions generally required payment shortly after shipment or delivery and installation of the fuel cell system and were not contingent on the achievement of specific milestones or other substantive performance, the multiple-element revenue obligations within our contractual arrangements were generally not accounted for separately based on our limited experience and lack of evidence of fair value of the undelivered components.  We recognized revenue related to these transactions of approximately $36,000 and $72,000 during the three and six months ended June 30, 2013.  At June 30, 2013, and December 31, 2012, there was approximately $488,000 and $560,000, respectively, included in deferred revenue in the condensed consolidated balance sheets related to these transactions.

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

5. Stockholders’ Equity

            Changes in stockholders’ equity for the six months ended June, 2013 are as follows:

				Accumulated
				Other				Total
	Common Stock		Additional	Comprehensive	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Shares	Amount	Deficit	Equity
December 31, 2012	38,404,764	$384,048	$801,840,491	$1,004,412	165,906	$(1,552,382)	$(786,646,266)	$15,030,303

Net loss	-	-	-	-	-	-	(17,897,143)	(17,897,143)
Other comprehensive loss	-	-	-	(82,096)	-	-	-	(82,096)
Stock based compensation	1,530,883	15,309	983,814	-	-	-	-	999,123
Public Offering, common stock, net (1)	21,711,800	217,118	(354,586)	-	-	-	-	(137,468)
Exercise of warrants (2)	18,996,400	189,964	8,861,846	-	-	-	-	9,051,810
Stock dividend	39,324	393	16,910				(17,303)	-
June 30, 2013	80,683,171	$806,832	$811,348,475	$922,316	165,906	$(1,552,382)	$(804,560,712)	$6,964,529

(1)

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

(2)

Pursuant to the exercise of warrants, additional paid-in capital was increased by $2,659,496 from the issuance of 18,996,400 shares of common stock. Additionally, paid-in capital was increased by $6,202,350 and warrant liability was reduced by $6,202,350 (the fair value of the warrants on the exercise date).

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

As a result of the February 20 and 21, 2013 public offerings and pursuant to the effect of the anti-dilution provisions, the exercise price of the warrants was reduced to $1.13 per share of common stock.  Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise was increased to 18,925,389 shares.  As a result of the May 8, 2013 agreement to issue and sell Air Liquide 10,431 shares of Series C Redeemable Convertible Preferred Stock, and pursuant to the effect of the anti-dilution provisions, the exercise price of the warrants was reduced to $1.03 per share of common stock.  Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise was increased to 20,762,805 shares.

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

 6. Earnings Per Share

Basic earnings per common share are computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options, unvested restricted stock, common stock warrants, and preferred stock) were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of dilutive common share equivalents, which is comprised of shares issuable under outstanding warrants, the conversion of preferred stock, and the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Since the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same.

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net loss attributable to common shareholders	$(9,338,067)	$(6,479,554)	$(17,914,446)	$(13,062,656)
Denominator:
Weighted average number of common shares
outstanding	68,662,067	37,853,358	58,669,943	30,645,479

The potential dilutive common shares are summarized as follows:

	At June 30,
	2013	2012
Stock options outstanding	1,958,602	2,005,657
Unvested restricted stock	-	275,262
Common stock warrants (1)	25,403,905	9,421,008
Preferred stock (2)	10,972,862	-
Number of dilutive potential common shares	38,335,369	11,701,927

(1)

On May 31, 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering.  As a result of the March 28 and 29, 2012 and February 20 and 21, 2013 public offerings, and the May 8, 2013 issuance of Series C redeemable convertible preferred stock described in Note 5, the number of warrants increased to 20,762,805.  Additionally, on February 20, 2013 the Company issued 23,637,500 warrants as part of an underwritten public offering. Of the warrants issued in February 2013, 18,996,400 were exercised as of June 30, 2013.

(2)	The preferred stock amount represents the dilutive potential common shares of the 10,431 shares of Series C redeemable convertible preferred stock issued on May 16, 2013.

7. Inventory

                Inventory as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Raw materials and supplies	$7,484,596	$7,576,862
Work-in-process	210,644	314,321
Finished goods	900,066	659,274
	$8,595,306	$8,550,457

  8. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets related to Plug Power Canada Inc. as of June 30, 2013 are as follows:

				Effect of
	Weighted Average	Gross Carrying	Accumulated	Foreign Currency
	Amortization Period	Amount	Amortization	Translation	Total

Acquired Technology	8 years	$15,900,000	$(13,235,570)	$1,089,374	$3,753,804
Customer Relationships	8 years	1,000,000	(770,833)	-	229,167
		$16,900,000	$(14,006,403)	$1,089,374	$3,982,971

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

Based upon an IRC Section 382 study, Section 382 ownership changes occurred in 2013, 2012 and 2011 that resulted in all of the Company’s federal and state net operating loss carryforwards being subject to IRC Section 382 limitations and as a result of IRC Section 382 limitations, all but approximately $13.5 million of the net operating loss carryforwards will expire prior to utilization. As a result of the IRC Section 382 limitations, these net operating loss carryforwards that will expire unutilized are not reflected in the Company’s gross deferred tax asset as of June 30, 2013.

 The ownership change also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $36.3 million. This translates into unfavorable book to tax add backs in the Company's 2013 to 2018 U.S. corporate income tax returns that resulted in a gross deferred tax liability of $13.8 million at June 30, 2013 with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). This has no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at June 30, 2013	Total	(Level 1)	(Level 2)	(Level 3)

Common stock warrant liability	$4,689,135	$-	$-	$4,689,135

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at December 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)

Common stock warrant liability	$475,825	$-	$-	$475,825

The following tables show reconciliations of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the six months ended June 30, 2013:

Fair Value
Measurement Using
Significant
Common stock warrant liability	Unobservable Inputs

Beginning of period - January 1, 2013	$475,825
Change in fair value of common stock warrants	7,964,632
Issuance of common stock warrants	2,451,028
Exercise of common stock warrants	(6,202,350)
Fair value of common stock warrant liability at June 30, 2013	$4,689,135

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

11.  Redeemable Preferred Stock

On May 8, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Air Liquide Investissements d'Avenir et de Demonstration (“Air Liquide”), pursuant to which the Company agreed to issue and sell to Air Liquide  10,431 shares of the Company’s Series C Redeemable Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), for an original issue price of $2,595,400 in cash. Net proceeds, after fees and expenses paid by the Company, were $2,451,079.

Under the terms of the Purchase Agreement, for so long as Air Liquide holds any shares of Series C Preferred Stock, Air Liquide shall be entitled to designate one director to the Company’s Board of Directors. In the event the Series C Preferred Stock is converted into shares of Common Stock and Air Liquide continues to hold at least 5% of the outstanding shares of Common Stock of the Company, or 50% of the shares of Common Stock held by Air Liquide on an as-converted basis immediately following the issuance of the Series C Preferred Stock, Air Liquide shall continue to be entitled to designate one director to the Company’s Board of Directors. The Purchase Agreement also provides Air Liquide with the right to participate in certain future equity financings by the Company.

The Series C Preferred Stock will rank senior to the Common Stock with respect to rights upon the liquidation, dissolution or winding up of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or other deemed liquidation event, as defined in the Securities Purchase Agreement, the holders of the Series C Preferred Stock will be entitled to be paid an amount per share equal to the greater of (i) the original issue price, plus any accrued but unpaid dividends or (ii) the amount per share that would have been payable had all shares of Series C Preferred Stock been converted to shares of common stock immediately prior to such liquidation event.

The Series C Preferred Stock will be entitled to receive dividends at a rate of 8% per annum, based on the original issue price of $2,595,400, payable in equal quarterly installments in cash or in shares of Common Stock, at the Company’s option. The Series C Preferred Stock will be convertible into shares of Common Stock, at a conversion price equal to $0.248794 per share, at Air Liquide’s option, (1) on or after May 8, 2014 or (2) upon any liquidation, dissolution or winding up of the Company, any sale, consolidation or merger of the Company resulting in a change of control, or any sale or other transfer of all or substantially all of the assets of the Company.  The number of shares of common stock is determined by dividing the original issue price of $2,595,400 by the conversion price in effect at the time the shares are converted.

The Series C Preferred Stock has weighted average anti-dilution protection.  Therefore, the conversion price is subject to adjustment in the event the Company issues additional shares of common stock for a consideration per share less than the Series C conversion price in effect immediately prior to such issue.  Upon this occurrence, the conversion price shall be reduced to a price determined in accordance with a prescribed formula.  Accordingly, with the exercise of 16,096,400 warrants at $0.15 occurring after the close of the redeemable preferred stock sale, the Series C Preferred Stock conversion price was adjusted from $0.248794 per share to $0.236529 per share.

The Series C Preferred Stock may not be redeemed by the Company until May 8, 2016.  After this date, the Series C Preferred Stock may be redeemed by the holders of the Series C Preferred Stock or the Company. If redeemed by the holder, the redemption price will be equal to the Series C Original Issue Price per share, plus any accruing but unpaid dividends.  If redeemed at the election of the Company, the redemption price for shares of Series C Preferred Stock shall be a per share price equal to the greater of (i) the Series C original issue price per share, plus any Series C accruing dividends accrued but unpaid thereon and (ii) the fair market value of a single share of Series C preferred stock as of the date of the redemption.

The Series C Preferred Stock will vote together with the Common Stock on an as-converted basis on all matters.  The shares of Series C Preferred Stock were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

12. Commitments and Contingencies

968 Albany Shaker Road Associate, LLC Lease

On March 27, 2013, the Company completed a sale-leaseback transaction of its property located at 968 Albany Shaker Road, Latham, New York, for an aggregate purchase price of $4,500,000, of which $2,750,000 was payable in cash at closing and $1,750,000  is payable with 5% annual interest, over 15 years in equal monthly installments of $13,839. The sale-leaseback transaction is being accounted for in accordance with applicable accounting guidance provided under Accounting Standards Codification (ASC) 840, Leases.  Due to the Company’s continuing involvement with the property, the transaction has been accounted for as a financing.  Accordingly, liabilities relating to this agreement of approximately $2,523,000 and $56,000 have been recorded as finance obligation and current portion finance obligation (other current liabilities), respectively, in the condensed consolidated balance sheet as of June 30, 2013.

In connection with the sale-leaseback transaction, we also entered into an agreement with the buyer, pursuant to which the Company leases from the buyer a portion of the premises sold for a term of 15 years. Monthly payments relating to this agreement are $38,297, $41,243, and $44,189, for years 1-5, 6-10, and 11-15, respectively.

As part of the terms of the transaction, the Company issued two standby letters of credit to the benefit of the landlord/lessor that can be drawn by the beneficiary in the event of default on the lease by Plug Power. The standby letters total $750,000 and are 100% collateralized by cash balances of the Company. This cash is restricted from use by the Company for any other purpose than to collateralize the standby letters. The standby letters are renewable for a period of ten years and can be cancelled in part or in full if certain covenants are met and maintained by the Company.  Accordingly, as of June 30, 2013, $750,000 has been recorded to restricted cash in the condensed consolidated balance sheet.

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

At June 30, 2013, five customers comprise approximately 82.1% of the total accounts receivable balance, with each customer individually representing 39.8%, 24.1%, 6.6%, 6.3% and 5.3% of total accounts receivable, respectively.  At December 31, 2012, four customers comprise approximately 82.2% of the total accounts receivable balance, with each customer individually representing 63.1%, 7.7%, 6.3% and 5.1% of total accounts receivable, respectively.

For the six months ended June 30, 2013, contracts with four customers comprise approximately 63.6% of total consolidated revenues, with each customer representing 19.9%, 18.0%, 13.5% and 12.2%, respectively.  For the six months ended June 30, 2012, contracts with three customers comprise approximately 63.2% of total consolidated revenues, with each customer representing 25.3%, 24.9% and 13.0%, respectively.

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

The following table summarizes product warranty activity recorded during the six months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Beginning balance - January 1	$2,671,409	$1,210,919
Additions for current period deliveries	366,941	346,970
Reductions for payments made	(1,471,840)	(537,879)
Ending balance - June 30	$1,566,510	$1,020,010

13. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the six months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012

Stock-based compensation accrual impact, net	$(20,835)	$(12,474)
Cash paid for interest	229,983	92,788

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

Net cash used in operating activities for the six months ended June 30, 2013 was $7.7 million.  Additionally, on June 30, 2013, we had cash and cash equivalents of $7.4 million and net working capital of $11.1 million.  This compares to $9.4 million and $6.9 million, respectively, at December 31, 2012.

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

The sale-leaseback transaction is being accounted for in accordance with applicable accounting guidance provided under Accounting Standards Codification (ASC) 840, Leases.  Due to the Company’s continuing involvement with the property, the sale-leaseback is being accounted for as a financing.  Accordingly, approximately $2,523,000 and $56,000 have been recorded as finance obligation and current portion finance obligation (other current liabilities), respectively, in the condensed consolidated balance sheet as of June 30, 2013.

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

As a result of the February 20 and 21, 2013 public offerings and pursuant to the effect of the anti-dilution provisions, the exercise price of the warrants was reduced to $1.13 per share of common stock. Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise of the warrants was increased to 18,925,389 shares. As a result of the May 8, 2013 agreement to issue and sell Air Liquide 10,431 shares of Series C Redeemable Convertible Preferred Stock, and pursuant to the effect of the anti-dilution provisions, the exercise price of the warrants was reduced to $1.03 per share of common stock.  Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise was increased to 20,762,805 shares.

Securities Purchase Agreement.

On May 8, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Air Liquide Investissements d'Avenir et de Demonstration (“Air Liquide”), pursuant to which the Company agreed to issue and sell to Air Liquide 10,431 shares of the Company’s Series C Redeemable Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), for an aggregate purchase price of approximately $2.6 million (Euro 2 million) in cash. On an as-converted basis, Air Liquide initially owned approximately 14% of the Company’s outstanding common stock, par value $0.01 per share (the “Common Stock”).

Under the terms of the Purchase Agreement, for so long as Air Liquide holds any shares of Series C Preferred Stock, Air Liquide shall be entitled to designate one director to the Company’s Board of Directors. In the event the Series C Preferred Stock is converted into shares of Common Stock and Air Liquide continues to hold at least 5% of the outstanding shares of Common Stock of the Company, or 50% of the shares of Common Stock held by Air Liquide on an as-converted basis immediately following the issuance of the Series C Preferred Stock, Air Liquide shall continue to be entitled to designate one director to the Company’s Board of Directors. The Purchase Agreement also provides Air Liquide with the right to participate in certain future equity financings by the Company.

The Series C Preferred Stock will rank senior to the Common Stock with respect to rights upon the liquidation, dissolution or winding up of the Company. The Series C Preferred Stock will be entitled to receive dividends at a rate of 8% per annum payable in equal quarterly installments in cash or in shares of Common Stock, at the Company’s option. The Series C Preferred Stock will be convertible into shares of Common Stock, at an initial conversion price equal to $0.248794 per share, at Air Liquide’s option, (1) on or after May 8, 2014 or (2) upon any liquidation, dissolution or winding up of the Company, any sale, consolidation or merger of the Company resulting in a change of control, or any sale or other transfer of all or substantially all of the assets of the Company.

The Series C Preferred Stock has weighted average anti-dilution protection.  Therefore, the conversion price is subject to adjustment in the event the Company issues additional shares of common stock for a consideration per share less than the Series C conversion price in effect immediately prior to such issue.  Upon this occurrence, the conversion price shall be reduced to a price determined in accordance with a prescribed formula.  Accordingly, with the exercise of 16,096,400 warrants at $0.15 occurring after the close of the redeemable preferred stock sale, the Series C Preferred Stock conversion price was adjusted from $0.248794 per share to $0.236529 per share.

The Series C Preferred Stock will vote together with the Common Stock on an as-converted basis on all matters.  The shares of Series C Preferred Stock were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the Series C Preferred Stock investment, the Company and Axane, S.A. (“Axane”), a subsidiary of Air Liquide, entered into transactions related to their HyPulsion S.A.S. joint venture (“Hypulsion”). HyPulsion was formed by the Company and Axane to develop and market hydrogen fuel cell systems for the European material handling market. Axane purchased a 25% ownership interest in HyPulsion from the Company for a cash purchase price of $3.3 million (Euro 2.5 million). The Company now owns 20% and Axane owns 80% of HyPulsion. The Company has the right to purchase an additional 60% of HyPulsion from Axane at any time between January 4, 2018 and January 29, 2018 at a formula price. If the Company exercises its purchase right, Axane will have the right, at any time between February 1, 2018 and December 31, 2021, to require the Company to buy the remaining 20% interest at a formula price.

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

In connection with the Air Liquide Investment, as outlined under Joint Venture and Redeemable Preferred Stock above, the Company considered the relative fair value of the components involved in its allocation of the overall investment and the associated accounting.

Results of Operations

 Product and service revenue. Product and service revenue generally includes revenue from the sale of our GenDrive units, as well as revenue from installation, service, maintenance, fueling, and other support services.

Product and service revenue for the three months ended June 30, 2013 decreased $0.1 million or 1.0%, to $7.1 million from $7.2 million for the three months ended June 30, 2012. During the three months ended June 30, 2013 we shipped 246 fuel cell systems to end customers as compared to 388 fuel cell systems shipped during the three months ended June 30, 2012.  During the three months ended June 30, 2013, and June 30, 2012, we deferred $49,000 and $669,000 in revenue, respectively, due to contingent provisions in our agreements, as well as certain deliverables where the criteria for recognition have not yet been met.  Additionally, in the three months ended June 30, 2013, we recognized approximately $75,000 of deferred revenue in connection with deliverables that have since met the criteria for recognition, whereas in the three months ended June 30, 2012, we recognized approximately $648,000 of deferred revenue associated with deliverables that have since met the criteria for recognition. Although we shipped fewer systems in the three months ended June 30 2013, there was a significant change in the product mix of the units sold as compared to the three months ended June 30, 2012, with a large percentage of units sold relating to higher priced units.

Product and service revenue for the six months ended June 30, 2013 decreased $1.2 million or 8.8%, to $13.2 million from $14.4 million for the six months ended June 30, 2012. During the six months ended June 30, 2013 we shipped 484 fuel cell systems to end customers as compared to 687 fuel cell systems shipped during the six months ended June 30, 2012.  During the six months ended June 30, 2013, and June 30, 2012, we deferred $85,000 and $2.7 million in revenue, respectively, due to contingent provisions in our agreements, as well as certain deliverables where the criteria for recognition have not yet been met.  Additionally, in the six months ended June 30, 2013, we recognized approximately $544,000 of deferred revenue in connection with deliverables that have since met the criteria for recognition, whereas in the six months ended June 30, 2012, we recognized approximately $1.6 million of deferred revenue associated with deliverables that have since met the criteria for recognition. Although we shipped fewer systems in the six months ended June 30 2013, there was a significant change in the product mix of the units sold as compared to the six months ended June 30, 2012, with a large percentage of units sold relating to higher priced units.

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

Research and development contract revenue for the three months ended June 30, 2013 decreased approximately $90,000, or 19.7%, to $368,000 from $458,000 for the three months ended June 30, 2012. The decrease is primarily related to a reduced effort on two funded projects that are near completion.

Research and development contract revenue for the six months ended June 30, 2013 decreased approximately $205,000, or 21.1%, to $768,000 from $973,000 for the six months ended June 30, 2012. The decrease is primarily related to a reduced effort on two funded projects that are near completion.

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

Cost of product and service revenue for the three months ended June 30, 2013 increased approximately $0.4 million, or 3.8%, to $9.0 million from $8.6 million for the three months ended June 30, 2012.  During the three months ended June 30, 2013 we shipped 246 fuel cell systems to end customers as compared to 388 fuel cell systems shipped during the three months ended June 30, 2012.  Although we shipped fewer systems in the three months ended June 30 2013, there was a significant change in the product mix of the units sold as compared to the three months ended June 30, 2012, with a large percentage of units sold relating to higher cost units.

Cost of product and service revenue for the six months ended June 30, 2013 decreased approximately $0.7 million, or 4.1%, to $17.0 million from $17.7 million for the six months ended June 30, 2012.  During the six months ended June 30, 2013 we shipped 484 fuel cell systems to end customers as compared to 687 fuel cell systems shipped during the six months ended June 30, 2012.  Although we shipped fewer systems in the six months ended June 30 2013, there was a significant change in the product mix of the units sold as compared to the six months ended June 30, 2012, with a large percentage of units sold relating to higher cost units.

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

Cost of research and development contract revenue for the three months ended June 30, 2013 decreased approximately $300,000, or 36.0%, to $533,000 from $833,000 for the three months ended June 30, 2012.  The decrease is primarily related to reduced effort on two funded projects that are near completion.

Cost of research and development contract revenue for the six months ended June 30, 2013 decreased approximately $0.4 million or 27.9%, to $1.2 million from $1.6 million for the six months ended June 30, 2012.  The decrease is primarily related to reduced effort on two funded projects that are near completion.

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

Research and development expense for the three months ended June 30, 2013 decreased approximately $753,000, or 47.8%, to $824,000 from $1.6 million for the three months ended June 30, 2012. This decrease was a result of lower personnel costs, coupled with a decrease in consulting fees.

Research and development expense for the six months ended June 30, 2013 decreased approximately $1.2 million, or 43.9%, to $1.6 million from $2.8 million for the six months ended June 30, 2012. This decrease was a result of lower personnel costs, coupled with a decrease in consulting fees.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2013 decreased approximately $0.4 million, or 9.9%, to $3.2 million from $3.6 million for the three months ended June 30, 2012. The decrease was primarily the result of lower personnel costs.

Selling, general and administrative expenses for the six months ended June 30, 2013 decreased approximately $1.4 million, or 18.7%, to $6.1 million from $7.5 million for the six months ended June 30, 2012. The decrease was primarily the result of lower personnel costs, offset by an increase in legal and professional fees.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets from Plug Power Canada Inc., including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets decreased to approximately $568,000 for the three months ended June 30, 2013, compared to approximately $573,000 for the three months ended June 30, 2012. The decrease is related to foreign currency fluctuations.

Amortization of intangible assets remained stable at approximately $1.1 million for the six months ended June 30, 2013, and June 30, 2012.

Interest and other income.  Interest and other income consists primarily of interest earned on our cash, interest earned on our note receivable, interest earned on our sale-leaseback transaction, and rental income.

Interest and other income for the three months ended June 30, 2013 decreased approximately $3,000, or 6.5%, to $41,000 from $44,000 for the three months ended June 30, 2012. The decrease is primarily related to a decrease in rental income, offset by an increase on interest on our sale-leaseback transaction, and note receivable.

Interest and other income for the six months ended June 30, 2013 decreased approximately $34,000, or 37.4%, to $57,000 from $91,000 for the six months ended June 30, 2012. The decrease is primarily related to a decrease in rental income, offset by an increase on interest on our sale-leaseback transaction, and note receivable.

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

The change in fair value of common stock warrant liability for the three months ended June 30, 2013 resulted in an increase in the associated warrant liability of $5.8 million as compared to a decrease of $1.1 million for the three months ended June 30, 2012, a change of $6.9 million or 653.9%. The change in fair value of common stock warrant liability for the six months ended June 30, 2013 resulted in an increase in the associated warrant liability of $8.0 million as compared to a decrease of $2.3 million for the six months ended June 30, 2012, a change of $10.3 million or 447.5%. These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Interest and other expense. Interest and other expense consists of interest and other expenses related to the Loan and Security Agreement, interest related to obligations under capital lease, interest related to our finance obligation, and foreign currency exchange gain (loss).

Interest and other expense for the three months ended June 30, 2013 and 2012 was approximately $147,000 and $43,000, respectively. This increase is primarily related to the interest on the obligations under capital lease, which began in the fourth quarter of 2012.

Interest and other expense for the six months ended June 30, 2013 and 2012 was approximately $230,000 and $99,000, respectively. This increase is primarily related to an the interest on the obligations under capital lease, which began in the fourth quarter of 2012, and interest related to our finance obligation, which began in the first quarter of 2013.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, and continued development and expansion of our products. Our ability to meet our future liquidity needs, capital requirements, and to achieve profitability will depend upon numerous factors, including the timing and quantity of product orders and shipments; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

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

The Company incurred a net loss of $17.9 million for the six months ended June 30, 2013, and net losses of $31.9 million, $27.5 million and $47.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company has an accumulated deficit of $804.6 million at June 30, 2013. Substantially all of our accumulated deficit has resulted from costs incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations. We expect that for fiscal year 2013, our operating cash burn will be approximately $15-$20 million, as revised.

Net cash used in operating activities for the six months ended June 30, 2013 was $10.9 million. Additionally, on June 30, 2013, we had cash and cash equivalents $7.4 million and net working capital of $11.1 million. This compares to $9.4 million and $6.9 million, respectively, at December 31, 2012.

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

To date, we have funded our operations primarily through public and private offerings of common and preferred stock, our line of credit and maturities and sales of our available-for-sale securities. The Company believes it has potential financing sources in order to raise the funds necessary to support operations through fiscal year end 2013. The Company’s current sources of capital, and other funds, include the raising of $2.3 million (net of issuance costs) in a public equity offering completed in February, 2013, $2.8 million from the exercise of warrants in 2013, $2.6 million from a sale-leaseback transaction of its real estate in Latham, NY completed on March 27, 2013, and a $6.5 million strategic investment from Air Liquide (Air Liquide Investment) completed on May 8, 2013. The Air Liquide Investment includes the purchase of preferred stock, an increase in Air Liquide's ownership interest in the HyPulsion joint venture, and an engineering services contract. We believe that our current cash, cash raised from the aforementioned recent financing and investing activities, and cash generated from future sales should provide sufficient liquidity to fund our operations through fiscal year end. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

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

Additionally, even if we raise sufficient capital through additional equity or debt financing, strategic alternatives or otherwise, there can be no assurances that any such capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. In addition, if our common stock is delisted from the NASDAQ Capital Market, as noted in Part II, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission, filed on April 1, 2013, it may limit our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.

The condensed consolidated financial statements for the three and six month period ended June 30, 2013 and the year ended December 31, 2012 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $27.0 million at June 30, 2013, and to continue as a going concern is dependent upon the availability of future funding, continued growth in orders and shipments, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Several key indicators of liquidity are summarized in the following table (in thousands USD):

	Six months	Six months	Year
	ended or at	ended or at	ended or at
	June 30, 2013	June 30, 2012	December 31, 2012
Cash and cash equivalents at end of period	$7,411	$15,851	$9,380
Borrowings under line of credit at end of period	-	-	3,381
Working capital at end of period	11,129	25,520	6,901
Net Loss	17,897	13,063	31,862
Net cash used in operating activities	10,933	8,407	20,165
Purchase of property, plant and equipment	71	41	78

During the six months ended June 30, 2013, cash used for operating activities was $10.9 million, consisting primarily of a net loss of $17.9 million, coupled with changes in operating assets and liabilities of $0.8 million and a gain on sale of equity interest in joint venture of $3.2 million, offset by net non-cash expenses in the amount of $11.0 million, including $2.0 million for amortization and depreciation, $1.0 million for stock based compensation, and $8.0 million for the change in fair value of common stock warrant liability. Cash provided by investing activities for the six months ended June 30, 2013 was $3.2 million, consisting proceeds from sale of equity interest in joint venture of $3.2 million and $57,000 from the proceeds from disposal of property, plant and equipment, offset by $71,000 used for the purchase of property, plant, and equipment. Cash provided by financing activities for the six months ended June 30, 2013 was approximately $5.7 million consisting primarily of $0.8 million used for restricted cash, $2.8 million provided from the exercise of warrants, $2.3 million in net proceeds from the public offering, $2.5 million in net proceeds from the sale of preferred stock, $2.6 million in proceeds from finance obligation, offset by $0.3 million for principal payments on long-term debt, and $3.4 million in repayment of borrowings under line of credit.

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

                None.

 Item 1A - Risk Factors

Part II, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission, filed on April 1, 2013, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results.  Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K.  However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the three months ended June 30, 2013, we issued 378,551 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

(b)  Not applicable.

(c)  None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

(a)  None.

(b)  None.

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.2	Third Amended and Restated By-laws of Plug Power Inc. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.4	Certificate of Designations of Series Redeemable Convertible Preferred Stock (4)
4.1	Amendment No. 5 to Shareholder Rights Agreement, dated as of May 8, 2013, by and between Plug Power Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (3)
10.1	Securities Purchase Agreement dated as of May 8, 2013 by and between Plug Power Inc. and Air Liquide Investissements d’Avenir et de Demonstration (3)
10.1	Registration Rights Agreement dated as of May 16, 2013 between Plug Power Inc. and Air Liquide Investissements d’Avenir et de Demonstration (4)
31.1 and 31.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS*	XBRL Instance Document (5)

101.SCH*	XBRL Taxonomy Extension Schema Document (5)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (5)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (5)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (5)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.
(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.
(3)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 8, 2013.
(4)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013
(5)	Filed herewith

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30,  2013 and 2012; and (iv) related notes, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 14, 2013	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ David Waldek
David Waldek
Chief Financial Officer (Principal Financial Officer)