Form 10-Q
period 2013-09-30
PLUG POWER INC
filed 2013-11-14
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of shares of common stock, par value of $.01 per share, outstanding as of November 4, 2013 was 102,602,414.

Page | 2

Page | 3

PART 1.   FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

 Plug Power Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$10,959,955	$9,380,059
Accounts receivable, net	4,301,033	4,021,725
Inventory	9,768,654	8,550,457
Prepaid expenses and other current assets	2,120,127	1,988,457
Total current assets	27,149,769	23,940,698
Restricted cash	500,000	-
Property, plant, and equipment, net	5,806,724	6,708,237
Leased property under capital lease, net	2,582,434	2,969,799
Note receivable	525,298	570,697
Intangible assets, net	3,467,536	5,270,571
Total assets	$40,031,761	$39,460,002
Liabilities, Redeemable Preferred Stock, and Stockholders' Equity
Current liabilities:
Borrowings under line of credit	$-	$3,380,835
Accounts payable	4,129,126	3,558,157
Accrued expenses	1,855,898	3,828,045
Product warranty reserve	1,413,225	2,671,409
Deferred revenue	3,387,383	2,950,375
Obligations under capital lease	700,367	650,379
Other current liabilities	1,079,673	-
Total current liabilities	12,565,672	17,039,200
Obligations under capital lease	773,045	1,304,749
Deferred revenue	5,827,323	4,362,092
Common stock warrant liability	12,895,564	475,825
Finance obligation	2,507,800	-
Other liabilities	794,662	1,247,833
Total liabilities	35,364,066	24,429,699
Redeemable Preferred Stock
Series C redeemable convertible preferred stock, $0.01 par value per share
(aggregate involuntary liquidation preference $8,119,916) 10,431 shares authorized;
Issued and outstanding: 10,431 at September 30, 2013 and 0 at December 31, 2012	2,451,079	-
Stockholders' equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
102,603,967 at September 30, 2013 and 38,404,764 at December 31, 2012	1,026,040	384,048
Additional paid-in capital	822,303,366	801,840,491
Accumulated other comprehensive income	947,584	1,004,412
Accumulated deficit	(820,507,992)	(786,646,266)
Less common stock in treasury:
165,906 shares at September 30, 2013 and December 31, 2012	(1,552,382)	(1,552,382)
Total stockholders' equity	2,216,616	15,030,303
Total liabilities, redeemable preferred stock, and stockholders' equity	$40,031,761	$39,460,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Page | 4

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Product and service revenue	$4,165,008	$4,273,385	$17,339,463	$18,711,555
Research and development contract revenue	461,808	502,269	1,229,734	1,475,338
Total revenue	4,626,816	4,775,654	18,569,197	20,186,893
Cost of product and service revenue	7,812,018	10,848,860	24,783,518	28,552,076
Cost of research and development contract revenue	730,486	791,322	1,883,361	2,389,844
Research and development expense	768,965	1,284,975	2,343,030	4,089,509
Selling, general and administrative expenses	2,753,030	3,053,434	8,849,730	10,556,495
Amortization of intangible assets	562,896	578,090	1,704,917	1,726,854
Operating loss	(8,000,579)	(11,781,027)	(20,995,359)	(27,127,885)
Interest and other income	26,028	80,046	83,109	171,260
Change in fair value of common stock warrant liability	(8,206,429)	1,434,866	(16,171,061)	3,726,667
Interest and other expense	(124,651)	(59,349)	(354,180)	(158,162)
Gain on sale of equity interest in joint venture	-	-	3,234,717	-
Loss before income taxes	(16,305,631)	(10,325,464)	(34,202,774)	(23,388,120)
Income tax benefit	410,259	-	410,259	-
Net loss attributable to the Company	$(15,895,372)	$(10,325,464)	$(33,792,515)	$(23,388,120)
Preferred stock dividends declared	(51,908)	-	(69,211)	-
Net loss attributable to common shareholders	$(15,947,280)	$(10,325,464)	$(33,861,726)	$(23,388,120)
Loss per share:
Basic and diluted	$(0.19)	$(0.27)	$(0.51)	$(0.71)
Weighted average number of common shares outstanding	84,150,851	37,977,052	67,194,806	33,107,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Page | 5

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss attributable to the Company	$(15,895,372)	$(10,325,464)	$(33,792,515)	$(23,388,120)
Other comprehensive loss:
Foreign currency translation gain (loss)	25,268	110,625	(56,828)	106,585
Comprehensive Loss	$(15,870,104)	$(10,214,839)	$(33,849,343)	$(23,281,535)

Page | 6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(33,792,515)	$(23,388,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and investment in leased property	1,432,698	1,459,159
Amortization of intangible assets	1,704,917	1,726,854
Stock-based compensation	1,576,577	1,500,352
Gain on sale of equity interest in joint venture	(3,234,717)	-
(Gain) loss on disposal of property, plant and equipment	(55,768)	57,680
Change in fair value of common stock warrant liability	16,171,061	(3,726,667)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(279,308)	5,728,228
Inventory	(1,218,197)	(2,650,413)
Prepaid expenses and other current assets	(131,670)	341,585
Note receivable	45,399	(585,611)
Accounts payable, accrued expenses, product warranty reserve and other liabilities	(2,065,461)	1,787,625
Deferred revenue	1,902,239	2,201,139
Net cash used in operating activities	(17,944,745)	(15,548,189)
Cash Flows From Investing Activities:
Proceeds from sale of equity interest in joint venture	3,234,717	(292,389)
Purchase of property, plant and equipment	(144,752)	-
Proceeds from disposal of property, plant and equipment	56,700	57,900
Net cash provided by (used in) investing activities	3,146,665	(234,489)
Cash Flows From Financing Activities:
Change in restricted cash	(500,000)	-
Proceeds from exercise of warrants	2,849,460	-
Proceeds from issuance of preferred stock	2,595,400	-
Preferred stock issuance costs	(144,321)	-
Proceeds from issuance of common stock and warrants	14,807,717	17,192,500
Common stock issuance costs	(1,934,265)	(1,402,230)
Repayment of borrowings under line of credit	(3,380,835)	(4,405,110)
Proceeds from finance obligation	2,600,000	-

Principal payments on obligations under capital lease and finance obligation	(516,177)	-
Net cash provided by financing activities	16,376,979	11,385,160
Effect of exchange rate changes on cash	997	2,029
Increase (decrease) in cash and cash equivalents	1,579,896	(4,395,489)
Cash and cash equivalents, beginning of period	9,380,059	13,856,893
Cash and cash equivalents, end of period	$10,959,955	$9,461,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Page | 7

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

Page | 8

We have experienced and continue to experience negative cash flows from operations and we expect to continue to incur net losses in the foreseeable future. We incurred a net loss of $33.8 million for the nine months ended September 30, 2013, and net losses of $31.9 million, $27.5 million and $47.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.  We have an accumulated deficit of $820.5 million at September 30, 2013. Substantially all of our accumulated deficit has resulted from costs incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations. We expect that for fiscal year 2013, our operating cash burn will be approximately $20 million, as revised.

Net cash used in operating activities for the nine months ended September 30, 2013 was $17.9 million. Additionally, on September 30, 2013, we had cash and cash equivalents of $11.0 million and net working capital of $14.6 million. This compares to $9.4 million and $6.9 million, respectively, at December 31, 2012.

We were party to a Loan and Security Agreement with Silicon Valley Bank, or SVB, which expired as of March 29, 2013. The SVB loan facility provided up to $15 million of availability, subject to borrowing base limitations, to support working capital needs. Given its expiration, we no longer have access to this facility. As of December 31, 2012, $3.4 million was outstanding under the loan agreement. This amount was subsequently paid in full in January, 2013. The Company maintains all of its operating bank accounts with SVB and we are seeking to reestablish our credit facility with SVB during the first quarter of 2014.

To date, we have funded our operations primarily through public and private offerings of common and preferred stock, our line of credit and maturities and sales of our available-for-sale securities. The Company’s current sources of capital, and other funds, include the raising of $2.3 million (net of issuance costs) in a public equity offering completed in February, 2013, $2.8 million from the exercise of warrants in 2013, $2.6 million from a sale-leaseback transaction of its real estate in Latham, NY completed on March 27, 2013, a $6.5 million strategic investment from Air Liquide (Air Liquide Investment) completed on May 8, 2013, and $10.6 million (net of issuance costs) in a public equity offering completed on September 16, 2013. The Air Liquide Investment includes the purchase of preferred stock, an increase in Air Liquide's ownership interest in the HyPulsion joint venture, and an engineering services contract. We believe that our current cash, cash raised from the aforementioned recent financing and investing activities, cash generated from future sales, and access to a potential new credit facility  should provide sufficient liquidity to fund our operations into the second quarter of 2014. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

In addition to the aforementioned funds, and other funds that will provide additional short term liquidity, we are currently exploring various other alternatives including strategic partnerships and government programs that may be available to us, as well as trying to generate additional revenue and increase margins. However, at this time we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain additional funding and improve our operations, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations.

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

Page | 9

The condensed consolidated financial statements for the three and nine month periods ended September 30, 2013 and the year ended December 31, 2012 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $35.4 million at September 30, 2013, and to continue as a going concern is dependent upon the availability of future funding, continued growth in orders and shipments, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company’s December 31, 2012 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012.

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

Page | 10

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

The Company used the following assumptions for its common stock warrants issued on May 31, 2011. The risk-free interest rate for May 31, 2011 (issuance date), December 31, 2012, and September 30, 2013 were 0.75%, 0.31% and 0.59%, respectively. The volatility of the market price of the Company’s common stock for May 31, 2011, December 31, 2012 and September 30, 2013 were 94.4%, 73.5%, and 111.2%, respectively. The expected average term of the warrant used for all periods was 2.5 years.

The Company used the following assumptions for its common stock warrants issued on February 20, 2013. The risk-free interest rate for February 20, 2013 (issuance date) and September 30, 2013 were 0.85% and 1.60%, respectively. The volatility of the market price of the Company’s common stock for February 20, 2013 and September 30, 2013 were 102.0% and 98.4%, respectively. The expected average term of the warrant used for February 20, 2013 and September 30, 2013 were 5.0 years and 4.4 years, respectively.

There was no expected dividend yield for the warrants granted. If factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Generally, as the market price of our common stock increases, the fair value of the warrant increases, and conversely, as the market price of our common stock decreases, the fair value of the warrant decreases. Also, a significant increase in the volatility of the market price of the Company's common stock, in isolation, would result in a significantly higher fair value measurement; and a significant decrease in volatility would result in a significantly lower fair value measurement. Changes in the fair value of the warrants are reflected in the condensed consolidated statement of operations as change in fair value of common stock warrant liability.

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

Page | 11

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

In accordance with the equity method of accounting, the Company will increase its investment in the JV by its share of any earnings, and decrease its investment in the JV by its share of any losses.  Losses in excess of the investment must be restored from future profits before we can recognize our proportionate share of profits.  As of September 30, 2013, the Company had a zero basis for its investment in the JV.

Redeemable Preferred Stock

On May 8, 2013, the Company entered into a Securities Purchase Agreement with Air Liquide, pursuant to which the Company agreed to issue and sell 10,431 shares of the Company’s Series C Redeemable Convertible Preferred Stock, par value $0.01 per share, for an aggregate purchase price of approximately $2.6 million (Euro 2 million) in cash, as more fully discussed in Note 6, Redeemable Preferred Stock. We account for preferred stock as temporary equity in accordance with applicable accounting guidance in Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity.  Dividends on the redeemable preferred stock are accounted for as a reduction (increase) in the net income (loss) attributable to common shareholders.

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

Page | 12

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

For all product and service revenue transactions entered into prior to the implementation of ASU No. 2009-13, the Company will continue to defer the recognition of product and service revenue and recognize revenue on a straight-line basis as the continued service, maintenance and other support obligations expire, which are generally for periods of twelve to thirty months, or which extend over multiple years. While contract terms for those transactions generally required payment shortly after shipment or delivery and installation of the fuel cell system and were not contingent on the achievement of specific milestones or other substantive performance, the multiple-element revenue obligations within our contractual arrangements were generally not accounted for separately based on our limited experience and lack of evidence of fair value of the undelivered components.  We recognized revenue related to these transactions of approximately $36,000 and $107,000 during the three and nine months ended September 30, 2013.  At September 30, 2013, and December 31, 2012, there was approximately $453,000 and $560,000, respectively, included in deferred revenue in the condensed consolidated balance sheets related to these transactions.

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

Page | 13

5. Stockholders’ Equity

            Changes in stockholders’ equity for the nine months ended September 30, 2013 are as follows:

				Accumulated
				Other				Total
		Common Stock	Additional	Comprehensive	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	in-Capital	Income (Loss)	Shares	Amount	Deficit	Equity
December 31, 2012	38,404,764	$384,048	$801,840,491	$1,004,412	165,906	$(1,552,382)	$(786,646,266)	$15,030,303

Net loss	-	-	-	-	-	-	(33,792,515)	(33,792,515)
Other comprehensive loss	-	-	-	(56,828)	-	-	-	(56,828)
Stock based compensation	1,968,986	19,690	1,541,732	-	-	-	-	1,561,422
Public Offering, common stock, net (1)	43,101,800	431,018	9,991,406	-	-	-	-	10,422,424
Exercise of warrants (2)	18,996,400	189,964	8,861,846	-	-	-	-	9,051,810
Stock dividend	132,017	1,320	67,891				(69,211)	-
September 30, 2013	102,603,967	$1,026,040	$822,303,366	$947,584	165,906	$(1,552,382)	$(820,507,992)	$2,216,616

(1)

As a result of the 2013 public offering discussed further below, the Company received net proceeds of $12,873,452, of which $2,451,028 in value was ascribed to the warrants issued in the February 2013 public offering. The associated warrants have been separately valued and classified as a liability on the accompanying consolidated balance sheet. After consideration of the fair value ascribed to the warrants and the net proceeds of the overall offering, it was determined that the fair value of the warrants and the common stock exceeded the net proceeds received as part of the offering and consequently additional paid-in capital was reduced by $354,586.

(2)

Pursuant to the exercise of warrants, additional paid-in capital was increased by $2,659,496 from the issuance of 18,996,400 shares of common stock. Additionally, paid-in capital was increased by $6,202,350 and warrant liability was reduced by $6,202,350 (the fair value of the warrants on the exercise date).

2013 Public Offerings

On September 16, 2013, the Company completed an underwritten public offering of 18,600,000 shares of common stock.  The shares were sold at $0.54 per share.  Net proceeds, after underwriting discounts and commissions and other fees and expenses payable by Plug Power were $9,151,221.

The Company also sold an additional 2,790,000 shares of common stock at $0.54 per share, pursuant to the underwriter’s exercise of its over-allotment option in connection with the September 16, 2013 underwritten public offering, resulting in additional net proceeds to Plug Power of $1,408,671. The total net proceeds from the September 2013 public offering to Plug Power were $10,559,892.

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

Page | 14

On February 21, 2013, the Company sold 2,801,800 additional shares of common stock, pursuant to the underwriter’s exercise of its overallotment option in connection with the public offering, resulting in additional net proceeds to the Company of approximately $364,794.  The total net proceeds from the February 2013 public offerings to Plug Power were $2,313,560.

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

As a result of the February 20 and 21, 2013 public offerings and pursuant to the effect of the anti-dilution provisions, the exercise price of the warrants was reduced to $1.13 per share of common stock.  Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise was increased to 18,925,389 shares.  As a result of the May 8, 2013 agreement to issue and sell Air Liquide 10,431 shares of Series C Redeemable Convertible Preferred Stock, and pursuant to the effect of the anti-dilution provisions, the exercise price of the warrants was reduced to $1.03 per share of common stock.  Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise was increased to 20,762,805 shares. As a result of the September 16, 2013 public offering and pursuant to the effect of the anti-dilution provisions, the exercise price of the warrants was reduced to $0.93 per share of common stock.  Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise of the warrants was increased to 22,995,365.

On June 8, 2011, the Company sold 836,750 additional shares of common stock, pursuant to the underwriter’s partial exercise of its over-allotment option, resulting in additional net proceeds to Plug Power of $1,874,990.

Page | 15

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

Page | 16

The Series C Preferred Stock will vote together with the Common Stock on an as-converted basis on all matters.  The shares of Series C Preferred Stock were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

7. Earnings Per Share

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

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Net loss attributable to common shareholders	$(15,947,280)	$(10,325,464)	$(33,861,726)	$(23,388,120)
Denominator:
Weighted average number of common shares
outstanding	84,150,851	37,977,052	67,194,806	33,107,175

The potential dilutive common shares are summarized as follows:

	At September 30,
	2013	2012
Stock options outstanding	4,145,689	1,999,521
Unvested restricted stock	-	275,262
Common stock warrants (1)	27,636,465	9,421,008
Preferred stock (2)	10,972,859	-
Number of dilutive potential common shares	42,755,013	11,695,791

(1)

On May 31, 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering.  As a result of the March 28 and 29, 2012 and February 20 and 21, 2013 public offerings, the May 8, 2013 issuance of Series C redeemable convertible preferred stock, and the September 16, 2013 public offering described in Note 5, the number of warrants increased to 22,995,365.  Additionally, on February 20, 2013 the Company issued 23,637,500 warrants as part of an underwritten public offering. Of the warrants issued in February 2013, 18,996,400 were exercised as of September 30, 2013.

(2)	The preferred stock amount represents the dilutive potential common shares of the 10,431 shares of Series C redeemable convertible preferred stock issued on May 16, 2013.

Page | 17

8. Inventory

                Inventory as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials and supplies	$8,968,730	$7,576,862
Work-in-process	163,997	314,321
Finished goods	635,927	659,274
	$9,768,654	$8,550,457

 9. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of September 30, 2013 are as follows:

				Effect of
	Weighted Average	Gross Carrying	Accumulated	Foreign Currency
	Amortization Period	Amount	Amortization	Translation	Total

Acquired Technology	8 years	$15,900,000	$(13,767,216)	$1,136,835	$3,269,619
Customer Relationships	8 years	1,000,000	(802,083)	-	197,917
		$16,900,000	$(14,569,299)	$1,136,835	$3,467,536

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2012 are as follows:

				Effect of
	Weighted Average	Gross Carrying	Accumulated	Foreign Currency
	Amortization Period	Amount	Amortization	Translation	Total

Acquired Technology	8 years	$15,900,000	$(12,156,049)	$1,234,953	$4,978,904
Customer Relationships	8 years	1,000,000	(708,333)	-	291,667
		$16,900,000	$(12,864,382)	$1,234,953	$5,270,571

10. Property, Plant and Equipment

Property, plant and equipment at September 30, 2013 and December 31, 2012 consist of the following:

	September 30,	December 31,
	2013	2012
Land	$90,000	$90,000
Buildings	15,332,232	15,332,232
Building improvements	4,939,283	4,939,283
Software, machinery and equipment	13,615,439	13,741,573
	33,976,954	34,103,088
Less accumulated depreciation	(28,170,230)	(27,394,851)
Property, plant, and equipment, net	$5,806,724	$6,708,237

Page | 18

11.  Leased property under capital lease

Leased property under capital lease at September 30, 2013 and December 31, 2012 consist of the following:

	September 30,	December 31,
	2013	2012
Leased property under capital lease	$3,098,921	$3,098,921
Less accumulated depreciation	(516,487)	(129,122)
Leased property under capital lease, net	$2,582,434	$2,969,799

12. Income Taxes

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

At September 30, 2013 the Company has approximately $737.5 million of net operating loss carryforward.  Based upon an IRC Section 382 study, Section 382 ownership changes occurred in 2013, 2012 and 2011 that resulted in $729.7 million of the Company’s federal and state net operating loss carryforwards being subject to IRC Section 382 limitations and as a result of IRC Section 382 limitations, all but approximately $21.3 million of the net operating loss carryforwards will expire prior to utilization. As a result of the IRC Section 382 limitations, these net operating loss carryforwards that will expire unutilized are not reflected in the Company’s gross deferred tax asset as of September 30, 2013.

 The ownership change also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $36.3 million. This translates into unfavorable book to tax add backs in the Company's 2013 to 2018 U.S. corporate income tax returns that resulted in a gross deferred tax liability of $13.8 million at September 30, 2013 with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). This has no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

 IRC Section 382 also limits the ability for a Company to utilize capital loss and research credit carryforwards. Approximately $15.5 million of federal capital loss carryforwards are subject to IRC Section 382 limitations and as a result of the IRC Section 382 limitations, the entire $15.5 million will expire prior to utilization. Approximately $15.6 million of research credits are subject to IRC Section 382 limitations and as a result of the IRC Section 382 limitations, the entire $15.6 million will expire prior to utilization.

The Company's remaining deferred tax assets have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other tax assets may not be realized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the period ended September 30, 2013 the Company recognized a benefit of $0.4 million due to a reduction in interest and penalties as a result of the expiration of the associated statute of limitations.  The Company had $0.8 million of interest and penalties accrued at September 30, 2013.

Page | 19

13. Fair Value

The Company complies with the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (ASC 820), in measuring fair value and in disclosing fair value measurements. The aforementioned codification guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. In addition, the guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The guidance also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

Valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost) are also outlined within the guidance. Also, the codification guidance outlines a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at September 30, 2013	Total	(Level 1)	(Level 2)	(Level 3)

Common stock warrant liability	$12,895,564	$-	$-	$12,895,564

Page | 20

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at December 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)

Common stock warrant liability	$475,825	$-	$-	$475,825

The following tables show reconciliations of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the nine months ended September 30, 2013:

Fair Value
Measurement Using
Significant
Common stock warrant liability	Unobservable Inputs
Beginning of period - January 1, 2013	$475,825
Change in fair value of common stock warrants	16,171,061
Issuance of common stock warrants	2,451,028
Exercise of common stock warrants	(6,202,350)
Fair value of common stock warrant liability at September 30, 2013	$12,895,564

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

14. Commitments and Contingencies

968 Albany Shaker Road Associate, LLC Lease

On March 27, 2013, the Company completed a sale-leaseback transaction of its property located at 968 Albany Shaker Road, Latham, New York, for an aggregate purchase price of $4,500,000, of which $2,750,000 was payable in cash at closing and $1,750,000  is payable with 5% annual interest, over 15 years in equal monthly installments of $13,839. The sale-leaseback transaction is being accounted for in accordance with applicable accounting guidance provided under Accounting Standards Codification (ASC) 840, Leases.  Due to the Company’s continuing involvement with the property, the transaction has been accounted for as a financing.  Liabilities relating to this agreement of $2,507,800 and $57,739 have been recorded as finance obligation and current portion finance obligation (other current liabilities), respectively, in the condensed consolidated balance sheet as of September 30, 2013.

Page | 21

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

On August 26, 2013, the standby letter of credit for $250,000 was terminated due to the release of contingencies relating to a new tenant occupying space in the building. Accordingly, as of September 30, 2013, $500,000 has been recorded to restricted cash in the condensed consolidated balance sheet.

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

At September 30, 2013, five customers comprise approximately 80.6% of the total accounts receivable balance, with each customer individually representing 40.2%, 18.9%, 10.5%, 5.9% and 5.1% of total accounts receivable, respectively.  At December 31, 2012, four customers comprise approximately 82.2% of the total accounts receivable balance, with each customer individually representing 63.1%, 7.7%, 6.3% and 5.1% of total accounts receivable, respectively.

For the nine months ended September 30, 2013, contracts with three customers comprise approximately 38.6% of total consolidated revenues, with each customer representing 14.9%, 13.5% and 10.2%, respectively.  For the nine months ended September 30, 2012, contracts with three customers comprise approximately 55.5% of total consolidated revenues, with each customer representing 25.8%, 19.4% and 10.3%, respectively.

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

The following table summarizes product warranty activity recorded during the nine months ended September 30, 2013 and 2012:

Page | 22

	September 30, 2013	September 30, 2012
Beginning balance - January 1	$2,671,409	$1,210,919
Additions for current period deliveries	590,056	399,623
Reductions for payments made	(1,848,240)	(1,915,253)
Reserve adjustment	-	3,273,324
Ending balance - September 30	$1,413,225	$2,968,613

 15. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the nine months ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012

Stock-based compensation accrual impact, net	$(15,155)	$(115)
Cash paid for interest	354,723	152,123

16.  Subsequent Events

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the financial statements and has noted no subsequent events requiring recognition or disclosure.

Page | 23

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

Page | 24

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

Net cash used in operating activities for the nine months ended September 30, 2013 was $17.9 million.  Additionally, on September 30, 2013, we had cash and cash equivalents of $11.0 million and net working capital of $14.6 million.  This compares to $9.4 million and $6.9 million, respectively, at December 31, 2012.

Recent Developments

Purchase and Sale Agreement and Lease Agreement

On January 24, 2013, we entered into a Purchase and Sale Agreement with 968 Albany Shaker Road Associates, LLC (the Buyer). The Purchase and Sale Agreement provides, among other things, that the Company will sell to the Buyer its property (building and land) located at 968 Albany Shaker Road, Latham, New York consisting of approximately 34.45 acres for an aggregate purchase price of $4.5 million and that the Company and the Buyer will form a new limited liability company. The new limited liability company will provide the Company with monthly distributions.

In connection with the Purchase and Sale Agreement, we also entered into a Lease Agreement on January 24, 2013 with the Buyer, pursuant to which the Company leases from the Buyer a portion of the premises sold pursuant to the Purchase and Sale Agreement for a term of 15 years.

On March 13, 2013, we entered into an Amendment to Purchase and Sale Agreement (the “Amendment”) with the Buyer. Among other things, the Amendment decreases the amount payable to the Company at the closing of the Purchase and Sale Agreement, increases the value of the Company’s membership interest in the new limited liability company, and increases the monthly distributions to be paid by the new limited liability company to the Company. On March 27, 2013, we completed the sale and leaseback transaction of our headquarters property located at 968 Albany Shaker Road, Latham, New York.

The sale-leaseback transaction is being accounted for in accordance with applicable accounting guidance provided under Accounting Standards Codification (ASC) 840, Leases.  Due to the Company’s continuing involvement with the property, the sale-leaseback is being accounted for as a financing.  Liabilities relating to this agreement of $2,507,800 and $57,739 have been recorded as finance obligation and current portion finance obligation (other current liabilities), respectively, in the condensed consolidated balance sheet as of September 30, 2013.

Shareholder Rights Agreement

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

Page | 25

 Public Offerings

On February 20, 2013, the Company completed an underwritten public offering of 18,910,000 shares of common stock and warrants to purchase an aggregate of 23,637,500 shares of common stock. The 18,910,000 shares and warrants in the underwritten public offering were sold as a fixed combination, with each combination consisting of one share of common stock and one warrant to purchase one share of common stock at a price to the public of $0.15 per fixed combination. The underwriter also purchased 2,836,500 warrants pursuant to the exercise of its over-allotment option.  These warrants have an exercise price of $0.15 per share, are immediately exercisable and will expire on February 20, 2018.  Additionally, the underwriter was also granted an additional 1,891,000 warrants at $0.18 per share.  These warrants are exercisable on February 13, 2014 and will expire on February 13, 2018.  Net proceeds, after underwriting discounts and commissions and other fees and expenses payable by Plug Power, were $1.9 million. The Company intends to use the net proceeds of the offering for working capital and other general corporate purposes, including capital expenditures.

On February 21, 2013, the Company sold 2,801,800 additional shares of common stock, pursuant to the underwriter’s exercise of its over-allotment option in connection with the Company’s recently announced public offering, resulting in additional net proceeds to the Company of approximately $365,000.

On September 16, 2013, the Company completed an underwritten public offering of 18,600,000 shares of common stock.  The shares were sold at $0.54 per share.  Net proceeds, after underwriting discounts and commissions and other fees and expenses payable by Plug Power were $9.2 million. The Company sold additional 2,790,000 shares of common stock at $0.54 per share, pursuant to the underwriter’s exercise of its over-allotment option in connection with the September 16, 2013 underwritten public offering, resulting in additional net proceeds to Plug Power of $1.4 million.

As a result of the September 16, 2013 public offering and pursuant to the effect of the anti-dilution provisions, the exercise price of the May 31, 2011 warrants was reduced to $0.93 per share of common stock.  Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise of the warrants was increased to 22,995,365.

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

Page | 26

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

Appointment of Directors and Chief Operating Officer

On October 23, 2013, the Company’s Board of Directors appointed Gregory L. Kenausis and Xavier Pontone to serve as directors of the Company effective October 23, 2013.  Mr. Kenausis was appointed to serve as a Class II director with a term expiring at the annual meeting of stockholders to be held in 2016.  Mr. Pontone was appointed to serve as a Class II director with a term expiring at the annual meeting of stockholders to be held in 2016.

On October 23, 2013, the Company appointed Keith C. Schmid as the Chief Operating Officer of the Company, effective October 23, 2013.

Page | 27

Results of Operations

 Product and service revenue. Product and service revenue generally includes revenue from the sale of our GenDrive units, as well as revenue from installation, service, maintenance, fueling, and other support services.

Product and service revenue for the three months ended September 30, 2013 decreased $0.1 million or 2.5%, to $4.2 million from $4.3 million for the three months ended September 30, 2012. During the three months ended September 30, 2013 we shipped 155 fuel cell systems to end customers as compared to 186 fuel cell systems shipped during the three months ended September 30, 2012.  During the three months ended September 30, 2013, and September 30, 2012, we deferred $16,000 and $673,000 in revenue, respectively, due to contingent provisions in our agreements, as well as certain deliverables where the criteria for recognition have not yet been met.  Additionally, in the three months ended September 30, 2013, we recognized approximately $78,000 of deferred revenue in connection with deliverables that have since met the criteria for recognition, whereas in the three months ended September 30, 2012, we recognized approximately $166,000 of deferred revenue associated with deliverables that have since met the criteria for recognition.

Product and service revenue for the nine months ended September 30, 2013 decreased $1.4 million or 7.3%, to $17.3 million from $18.7 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013 we shipped 639 fuel cell systems to end customers as compared to 873 fuel cell systems shipped during the nine months ended September 30, 2012.  During the nine months ended September 30, 2013 and 2012, we deferred $101,000 and $3.3 million in revenue, respectively, due to contingent provisions in our agreements, as well as certain deliverables where the criteria for recognition have not yet been met.  Additionally, in the nine months ended September 30, 2013, we recognized approximately $623,000 of deferred revenue in connection with deliverables that have since met the criteria for recognition, whereas in the nine months ended September 30, 2012, we recognized approximately $1.7 million of deferred revenue associated with deliverables that have since met the criteria for recognition.

Research and development contract revenue. Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with our cost-sharing percentages typically ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is directly related to our current product development efforts.

Research and development contract revenue for the three months ended September 30, 2013 decreased approximately $40,000, or 8.1%, to $462,000 from $502,000 for the three months ended September 30, 2012. The decrease is primarily related to a reduced effort on three funded projects that are complete or near completion, partially offset by the start of a new project.

Research and development contract revenue for the nine months ended September 30, 2013 decreased approximately $0.3 million or 16.6%, to $1.2 million from $1.5 million for the nine months ended September 30, 2012. The decrease is primarily related to a reduced effort on three funded projects that are complete or near completion, partially offset by the start of a new project.

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

Cost of product and service revenue for the three months ended September 30, 2013 decreased approximately $3.0 million, or 28.0%, to $7.8 million from $10.8 million for the three months ended September 30, 2012.  During the three months ended September 30, 2013 we shipped 155 fuel cell systems to end customers as compared to 186 fuel cell systems shipped during the three months ended September 30, 2012. The decrease in the cost of product and service revenue is primarily related to $3.3 million in additional expenses for unanticipated warranty claims arising from GenDrive component quality issues that were recorded during the third quarter of 2012.

Page | 28

Cost of product and service revenue for the nine months ended September 30, 2013 decreased approximately $3.8 million, or 13.2%, to $24.8 million from $28.6 million for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013 we shipped 639 fuel cell systems to end customers as compared to 873 fuel cell systems shipped during the nine months ended September 30, 2012. The decrease in the cost of product and service revenue is primarily related to $3.3 million in additional expenses for unanticipated warranty claims arising from GenDrive component quality issues that were recorded during the third quarter of 2012.  This was partially offset by increases in personnel costs in order to service an increased install base of our products.

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

Cost of research and development contract revenue for the three months ended September 30, 2013 decreased approximately $61,000, or 7.7%, to $730,000 from $791,000 for the three months ended September 30, 2012.  The decrease is primarily related to a reduced effort on three funded projects that are complete or near completion, partially offset by the start of a new project.

Cost of research and development contract revenue for the nine months ended September 30, 2013 decreased approximately $0.5 million or 21.2%, to $1.9 million from $2.4 million for the nine months ended September 30, 2012.  The decrease is primarily related to a reduced effort on three funded projects that are complete or near completion, partially offset by the start of a new project.

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

Research and development expense for the three months ended September 30, 2013 decreased approximately $0.5 million, or 40.2%, to $0.8 million from $1.3 million for the three months ended September 30, 2012. This decrease was a result of lower personnel costs, coupled with a decrease in consulting fees.

Research and development expense for the nine months ended September 30, 2013 decreased approximately $1.8 million, or 42.7%, to $2.3 million from $4.1 million for the nine months ended September 30, 2012. This decrease was a result of lower personnel costs, coupled with a decrease in consulting fees.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2013 decreased approximately $0.3 million, or 9.8%, to $2.8 million from $3.1 million for the three months ended September 30, 2012. The decrease was primarily the result of lower legal fees, coupled with a decrease in travel related expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2013 decreased approximately $1.7 million, or 16.2%, to $8.9 million from $10.6 million for the nine months ended September 30, 2012. The decrease was primarily the result of lower personnel costs, offset by an increase in legal and professional fees.

Page | 29

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets from Plug Power Canada Inc., including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets decreased to approximately $563,000 for the three months ended September 30, 2013, compared to approximately $578,000 for the three months ended September 30, 2012. The decrease is related to foreign currency fluctuations.

Amortization of intangible assets remained stable at approximately $1.7 million for the nine months ended September 30, 2013, and September 30, 2012.

Interest and other income.  Interest and other income consists primarily of interest earned on our cash, interest earned on our note receivable, interest earned on our sale-leaseback transaction, rental income, and other income.

Interest and other income for the three months ended September 30, 2013 decreased approximately $54,000, or 67.5%, to $26,000 from $80,000 for the three months ended September 30, 2012. The decrease is primarily related to a decline in rental income.

Interest and other income for the nine months September 30, 2013 decreased approximately $88,000, or 51.5%, to $83,000 from $171,000 for the nine months ended September 30, 2012. The decrease is primarily related to a decline in rental income.

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

The change in fair value of common stock warrant liability for the three months ended September 30, 2013 resulted in an increase in the associated warrant liability of $8.2 million as compared to a decrease of $1.4 million for the three months ended September 30, 2012, a change of $9.6 million or 671.9%. The change in fair value of common stock warrant liability for the nine months ended September 30, 2013 resulted in an increase in the associated warrant liability of $16.2 million as compared to a decrease of $3.7 million for the nine months ended September 30, 2012, a change of $19.9 million or 533.9%. These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Interest and other expense. Interest and other expense consists of interest and other expenses related to the Loan and Security Agreement, interest related to obligations under capital lease, interest related to our finance obligation, and foreign currency exchange gain (loss).

Interest and other expense for the three months ended September 30, 2013 and 2012 was approximately $125,000 and $59,000, respectively. This increase is primarily related to interest expense on obligations under capital lease, which began in the fourth quarter of 2012, and interest expense related to our finance obligation, which began in the first quarter of 2013, offset by a decline in interest on our loan and security agreement.

Interest and other expense for the nine months ended September 30, 2013 and 2012 was approximately $354,000 and $158,000, respectively. This increase is primarily related to interest expense on obligations under capital lease, which began in the fourth quarter of 2012, and interest expense related to our finance obligation, which began in the first quarter of 2013, offset by a decline in interest on our loan and security agreement.

Page | 30

Income taxes. The deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Income tax benefit for the three and nine months ended September 30, 2013 was approximately $410,000 due to a reduction in accrued interest and penalties as a result of the expiration of the associated statute of limitations.

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

 We have experienced and continue to experience negative cash flows from operations and we expect to continue to incur net losses in the foreseeable future. We incurred a net loss of $33.8 million for the nine months ended September 30, 2013, and net losses of $31.9 million, $27.5 million and $47.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.  We have an accumulated deficit of $820.5 million at September 30, 2013. Substantially all of our accumulated deficit has resulted from costs incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations. We expect that for fiscal year 2013, our operating cash burn will be approximately $20 million, as revised.

Net cash used in operating activities for the nine months ended September 30, 2013 was $17.9 million. Additionally, on September 30, 2013, we had cash and cash equivalents of $11.0 million and net working capital of $14.6 million. This compares to $9.4 million and $6.9 million, respectively, at December 31, 2012.

We were party to a Loan and Security Agreement with Silicon Valley Bank, or SVB, which expired as of March 29, 2013. The SVB loan facility provided up to $15 million of availability, subject to borrowing base limitations, to support working capital needs. Given its expiration, we no longer have access to this facility. As of December 31, 2012, $3.4 million was outstanding under the loan agreement. This amount was subsequently paid in full in January, 2013. The Company maintains all of its operating bank accounts with SVB and we are seeking to reestablish our credit facility with SVB during the first quarter of 2014.

Page | 31

To date, we have funded our operations primarily through public and private offerings of common and preferred stock, our line of credit and maturities and sales of our available-for-sale securities. The Company’s current sources of capital, and other funds, include the raising of $2.3 million (net of issuance costs) in a public equity offering completed in February, 2013, $2.8 million from the exercise of warrants in 2013, $2.6 million from a sale-leaseback transaction of its real estate in Latham, NY completed on March 27, 2013, a $6.5 million strategic investment from Air Liquide (Air Liquide Investment) completed on May 8, 2013, and $10.6 million (net of issuance costs) in a public equity offering completed on September 16, 2013. The Air Liquide Investment includes the purchase of preferred stock, an increase in Air Liquide's ownership interest in the HyPulsion joint venture, and an engineering services contract. We believe that our current cash, cash raised from the aforementioned recent financing and investing activities, and cash generated from future sales should provide sufficient liquidity to fund our operations into the second quarter of 2014. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

In addition to the aforementioned funds, and other funds that will provide additional short term liquidity, we are currently exploring various other alternatives including strategic partnerships and government programs that may be available to us, as well as trying to generate additional revenue and increase margins. However, at this time we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain additional funding and improve our operations, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations.

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

The condensed consolidated financial statements for the three and nine month periods ended September 30, 2013 and the year ended December 31, 2012 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to meet its total liabilities of $35.4 million at September 30, 2013, and to continue as a going concern is dependent upon the availability of future funding, growth in orders and shipments, and the Company’s ability to profitably meet its after-sale service commitments with its existing customers. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Several key indicators of liquidity are summarized in the following table (in thousands USD):

	Nine months	Nine months	Year
	ended or at	ended or at	ended or at
	September 30, 2013	September 30, 2012	December 31, 2012

Cash and cash equivalents at end of period	$10,960	$9,461	$9,380
Borrowings under line of credit at end of period	-	1,000	3,381
Working capital at end of period	14,584	15,584	6,901
Net loss attributable to the Company	33,793	23,388	31,862
Net cash used in operating activities	17,945	15,548	20,165
Purchase of property, plant and equipment	145	292	78

Page | 32

During the nine months ended September 30, 2013, cash used for operating activities was $17.9 million, consisting primarily of a net loss attributable to the Company of $33.8 million, coupled with changes in operating assets and liabilities of $1.8 million and a gain on sale of equity interest in joint venture of $3.2 million, offset by net non-cash expenses in the amount of $20.9 million, including $3.1 million for amortization and depreciation, $1.6 million for stock based compensation, and $16.2 million for the change in fair value of common stock warrant liability. Cash provided by investing activities for the nine months ended September 30, 2013 was $3.1 million, consisting of proceeds from sale of equity interest in joint venture of $3.2 million and $57,000 from the proceeds from disposal of property, plant and equipment, offset by $145,000 used for the purchase of property, plant, and equipment. Cash provided by financing activities for the nine months ended September 30, 2013 was approximately $16.4 million consisting primarily of $2.8 million provided from the exercise of warrants, $12.9 million in net proceeds from public offerings, $2.5 million in net proceeds from the sale of preferred stock, and $2.6 million in proceeds from finance obligation, offset by $0.5 million used for restricted cash, $0.5 million for principal payments on long-term debt, and $3.4 million in repayment of borrowings under line of credit.

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

Page | 33

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

Page | 34

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the three months ended September 30, 2013, we issued 199,288 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

(b)  Not applicable.

(c)  None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

(a)  None.

(b)  None.

Page | 35

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.2	Third Amended and Restated By-laws of Plug Power Inc. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.4	Certificate of Designations of Series Redeemable Convertible Preferred Stock (3)

31.1 and 31.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

101.INS*	XBRL Instance Document (4)

101.SCH*	XBRL Taxonomy Extension Schema Document (4)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (4)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (4)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.
(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.
(3)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013.
(4)	Filed herewith.

Page | 36

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,  2013 and 2012; and (v) related notes, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 14, 2013	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ David Waldek
David Waldek
Chief Financial Officer (Principal Financial Officer)

 Page | 37