Form 10-K
period 2013-12-31
PLUG POWER INC
filed 2014-03-31
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No   ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2013 was $30,259,968.

As of March 18, 2014, 143,848,173 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

 The following discussion should be read in conjunction with our accompanying Consolidated Financial Statements and Notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability, the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue, in whole or in part; the risk that a loss of one or more of our major customers could result in a material adverse effect on our financial condition; the risk that a sale of a significant number of shares of stock could depress the market price of our common stock; the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability; the risk of potential losses related to any product liability claims and contract disputes; the risk of loss related to an inability to maintain an effective system of internal controls or key personnel; risks related to the use of flammable fuels in our products; the risk that pending orders may not convert to purchase orders, in whole or in part; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; the ability to achieve the forecasted gross margin on the sale of our products; the risk that our actual net cash used for operating expenses may exceed the projected net cash for operating expenses; the cost and availability of fuel and fueling infrastructures for our products; market acceptance of our products, including GenDrive systems; the volatility of our stock price; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully expand our product lines; our ability to successfully expand internationally; our ability to improve system reliability for our GenDrive systems; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; risks associated with potential future acquisitions; and other risks and uncertainties discussed under Item IA—Risk Factors. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

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

We sell and continue to develop fuel cell product solutions to replace lead-acid batteries in material handling vehicles and industrial trucks for some of North America’s largest distribution and manufacturing businesses. We are focusing our efforts on material handling applications (forklifts) at multi-shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Our current product line includes: GenDrive, a hydrogen fueled PEM fuel cell system providing power to material handling vehicles; GenKey, our turn-key solution offering complete simplicity to customers transitioning their material handling vehicles to fuel cell power; GenFuel, our hydrogen fueling delivery system; and GenCare, our ongoing maintenance program for both the GenDrive fuel cells and GenFuel products.

We sell our products worldwide, with a primary focus on North America, through our direct product sales force, leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks. We are party to a joint venture based in France with Axane, S.A. under the name Hypulsion, to develop and sell hydrogen fuel cell systems for the European material handling market.  We sell to businesses, government agencies and commercial consumers.

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

We have made significant progress in penetrating the material handling market, supported through the deployment of over 4,500 GenDrive units into commercial applications. We believe we have developed reliable products which allow the end customers to eliminate incumbent power sources from their operations, and realize their sustainability objectives through clean energy alternatives.

Our primary strategy is to focus our resources on the material handling market.  Through established customer relationships, Plug Power has proven itself as a trusted partner with a reliable fuel cell solution.  Our strategy also includes the following objectives: decrease product costs by leveraging the supply chain, lower manufacturing costs, improve system reliability, expand our sales network to effectively reach more of our targeted customers and provide customers with high-quality products, service and post-sales support experience.

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

We continue to develop and monitor future fuel cell solutions that align with our evolving product roadmap. By leveraging our current GenDrive architecture, Plug Power is evaluating adjacent markets such as transport refrigeration units (TRU), ground support equipment (GSE) and range extenders.

Business Organization

We manage our business as a single reporting segment, emphasizing shared learning across end-user applications and common supplier/vendor relationships.

Products

We sell and continue to develop fuel cell product solutions to replace lead-acid batteries in material handling vehicles and industrial trucks for some of North America’s largest distribution and manufacturing businesses. We are focusing our efforts on material handling applications (forklifts) at multi-shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Our current products include:

GenKey:  Introduced in January 2014, GenKey is our turn-key solution offering complete simplicity to customers transitioning their material handling vehicles to fuel cell power. GenKey provides a “one-stop shopping” option for our customers, combining GenDrive next-generation fuel cells with our GenFuel and GenCare options, described more fully below. Our GenKey offering allows us to handle power, fueling, and service for our customer, which in turn allows the customer to focus on their business and productivity.

GenDrive:  GenDrive is our primary product line, a hydrogen fueled PEM fuel cell system providing power to material handling vehicles.

GenFuel:   GenFuel is our hydrogen fueling delivery system, designed to allow customers to easily refuel our GenDrive units for maximum productivity.

GenCare:  GenCare is our ongoing maintenance program for both the GenDrive fuel cells and GenFuel products. GenCare includes advanced system monitoring, preventive maintenance, periodic system enhancements, parts inventory logs, and rapid-response onsite service by trained GenCare technicians.

    Product Support & Services

To promote fuel cell adoption and maintain post-sale customer satisfaction, we offer a range of service and support options through GenCare service and maintenance contracts. Additionally, customers may waive our GenCare service option, and choose to service their GenDrive systems independently.

Markets/Geography & Order Status

Our commercial sales for GenDrive products are in the material handling market, which primarily consist of large fleet, multi-shift operations in high-volume manufacturing and high-throughput distribution centers. In 2013, the majority of our GenDrive product installations were in North America.  Our sales have little seasonal fluctuation.

We shipped 918 units and received 1,079 orders for our GenDrive products during the year ended December 31, 2013. We shipped 1,391 units and received 731 orders for our GenDrive products during the year ended December 31, 2012.  Of the 1,391 units shipped during 2012, 255 of these were shipped under a lease agreement with a single customer, and are being recorded as revenue as monthly lease payments are received.  Our unit backlog on December 31, 2013 was 1,439 units representing approximately $24.2 million in invoice value. Backlog on December 31, 2012 was 1,309 units representing approximately $25.9 million in invoice value. Additionally, backlog at December 31, 2013 for our GenCare and GenFuel product offerings was approximately $25 million, which will be recognized over the contractual life of the arrangement, which can range from one to ten years.

	2013	2012
Product Shipments	918	1,391
Cancellations/Adjustments	(31)	-
Orders	1,079	731
Backlog	1,439	1,309

We have accepted orders that require certain conditions or contingencies to be satisfied prior to shipment, some of which are outside of our control. Historically, shipments made against these orders generally occur between ninety days and twenty-four months from the date of acceptance of the order.

In the year ended December 31, 2013, three customers comprised 33.2% of our total consolidated revenues, with Mercedes-Benz, Procter & Gamble, and Lowe's representing 11.6%, 11.2%, and 10.4% of total consolidated revenues, respectively. Any loss or decline in business with one or more of these customers could have an adverse impact on our business, financial condition and results of operations.

We assemble our GenDrive products at our manufacturing facility in Latham, New York. Currently, the supply and manufacture of several critical components used in our products are performed by sole-sourced third-party vendors in the U.S., Canada and China.

Distribution, Marketing and Strategic Relationships

We have developed strategic relationships with well-established companies in key areas including distribution, service, marketing, supply, technology development and product development. We sell our products worldwide, with a primary focus on North America, through our direct product sales force, original equipment manufacturers, or OEMs, and their dealer networks.  Additionally, we are party to a joint venture based in France with Axane, S.A. under the name Hypulsion, to develop and sell hydrogen fuel cell systems for the European material handling market.

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

 In the material handling market, we believe our GenDrive products have an advantage over lead-acid batteries for customers who run high-throughput distribution centers with multi-shift operations by offering increased productivity with lower operational costs. However, we expect competition in this space to intensify as competitors attempt to imitate our approach with their own offerings. Some of these current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with our offerings.

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

We have a total of 148 issued patents currently active with the USPTO. At the close of 2013, we had 6 U.S. patent applications pending. The number of pending patent applications decreased in 2013 relative to 2012. Additionally, we have six trademarks registered with the USPTO.

As a part of the formation of our Hypulsion joint venture, we and Hypulsion entered into a License Agreement under which we license to Hypulsion, on a royalty-free basis, certain intellectual property in the field of integrated hydrogen fuel cell systems for the material handling market. The license is exclusive as to the territories of Albania, Austria, Belgium, Bosnia and Herzegovina, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Liechtenstein, Luxemburg, Republic of Macedonia, Malta, Montenegro, the Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland and the United Kingdom (the “Territory”). If the Company sells its entire equity interest in Hypulsion, the license becomes non-exclusive one year after such sale. Further, the license becomes non-exclusive, and the Company may terminate the license, upon any bankruptcy or dissolution of Hypulsion. Under the License Agreement, the Company receives a royalty-free license back to certain intellectual property of Hypulsion in the field of integrated hydrogen fuel cell systems for the material handling market outside of the Territory.

Government Regulation

 Our products and their installations are subject to oversight and regulation at the state and local level in accordance with state and local statutes and ordinances relating to, among others, building codes, fire codes, public safety, electrical and gas pipeline connections and hydrogen siting. The level of regulation may depend, in part, upon where a system is located.

In addition, product safety standards have been established by the American National Standards Institute, or ANSI, covering the overall fuel cell system. The class 1, 2 and 3 GenDrive products are designed with the intent of meeting the requirements of UL 2267 “Fuel Cell Power Systems for Installation in Industrial Electric Trucks” and NFPA 505 “Fire Safety Standard for Powered Industrial Trucks”. The hydrogen tanks used in these systems have been either certified to ANSI/CSA NGV2-2007 “Compressed Natural Gas Vehicle Fuel Containers” or ISO/TS 15869 “Gaseous hydrogen and hydrogen blends - Land vehicle fuel tanks”. We will continue to design our GenDrive products to meet ANSI and/or other standards in 2014. We certified several models of Class 1, 2 and 3 GenDrive to the requirements of the CE mark with guidance from a European notified body. The hydrogen tanks used in these systems are certified to the Pressure Equipment Directive by a European notified body. Other than these requirements, at this time we do not know what additional requirements, if any, each jurisdiction will impose on our products or their installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our products. As we continue distributing our systems to our target markets, the federal, state, local or foreign government entities may seek to impose regulations or competitors may seek to influence regulations through lobbying efforts.

Raw Materials

Most components essential to our business are generally available from multiple sources.  We currently obtain certain components including, but not limited to, fuel cell stack materials, energy storage devices, and other hydrogen components from single or limited sources.  However, these items could be replaced with a component from an alternate vendor with some design repackaging.

We are party to a supply agreement with Ballard Power Systems, or Ballard, which continues through December 31, 2014.  Under this agreement, Ballard serves as the exclusive supplier of fuel cell stacks for Plug Power’s GenDrive product line for North America and select European countries.

We believe there are a few component suppliers and manufacturing vendors whose loss to us could have a material adverse effect upon our business and financial condition. Such vendors include Ballard and Air Squared, Inc. We attempt to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions and internal and external manufacturing schedules and levels, and by searching for secondary supply sources.

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

We may expand the range of our product offerings and intellectual property through licensing and/or acquisition of third-party business and technology. Our research and development expense totaled $3.1 million, $5.4 million and $5.7 million in 2013, 2012 and 2011, respectively. We also had cost of research and development contract revenue of $2.5 million, $2.8 million and $6.2 million in 2013, 2012 and 2011, respectively. These expenses represent the cost of research and development programs that are partially funded under cost reimbursement research and development arrangements with third parties.

Employees

As of December 31, 2013, we had 214 employees, including 22 temporary employees.

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

We have not achieved profitability in any quarter since our formation and we will continue to incur net losses until we can produce sufficient revenue to cover our costs. Our net losses attributable to the Company were approximately $62.7 million in 2013, $31.9 million in 2012, $27.5 million in 2011, $47.0 million in 2010, and $40.7 million in 2009. As of December 31, 2013, we had an accumulated deficit of $849.4 million. We anticipate that we will continue to incur losses until we can produce and sell our products on a large-scale and cost-effective basis. Substantially all of our losses resulted from costs incurred in connection with our manufacturing operations, research and development expenses and from general and administrative costs associated with our operations. We cannot guarantee when we will operate profitably, if ever. In order to achieve profitability, among other factors, management must successfully execute our planned path to profitability in the early adoption markets on which we are focused, the hydrogen infrastructure that is needed to support our growth readiness and cost efficiency must be available and cost efficient, we must continue to shorten the cycles in our product roadmap with respect to product reliability and performance that our customers expect and successful introduction of our products into the market, we must accurately evaluate our markets for, and react to, competitive threats in both other technologies (such as advanced batteries) and our technology field, and we must continue to lower our products’ build costs and lifetime service costs. If we are unable to successfully take these steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We may require additional capital funding and such capital may not be available to us.

We have experienced recurring operating losses and as of December 31, 2013, we had an accumulated deficit of approximately $849.4 million. Substantially all of our accumulated deficit has resulted from costs incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations.  On December 31, 2013, we had cash and cash equivalents of $5.0 million and net working capital of $11.1 million. This compares to $9.4 million and $6.9 million, respectively, on December 31, 2012.   On January 15, 2014 and March 11, 2014, we completed two underwritten public offerings with net proceeds of approximately $28.0 million and $21.5 million, respectively. Additionally, between January 1, 2014 and March 21, 2014 we have received an additional $18.2 million from the exercise of previously issued common stock warrants.

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments, the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. We expect that we may require significant additional capital to fund and expand our future operations.  In particular, in the event that our operating expenses are higher than anticipated or the gross margins and shipments of our GenDrive products are lower than we expect, we may need to implement contingency plans to conserve our liquidity or raise additional capital to meet our operating needs. Such plans may include: a reduction in discretionary expenses, funding from licensing the use of our technologies, debt and equity financing alternatives, government programs, and/or a potential business combination, strategic alliance or sale of the Company. If we are unable to fund our operations and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

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

From 1997 to 2008, we focused primarily on research and development of fuel cell systems. In the latter half of 2008, we shifted our focus to viable commercialization of our fuel cell products. While we have been manufacturing our products in small quantities for several years, we do not have extensive experience in mass-manufacturing and marketing our products. We do not know whether we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in commercial quantities while meeting the quality, price, engineering, design, and production standards required to profitably market our products. Even if we are successful in developing our manufacturing capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our distributors or customers. If we are unable to sustain a viable commercial market for our products, that failure would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our purchase orders may not ship, be commissioned or installed, or convert to revenue, and our pending orders may not convert to purchase orders, which may have a material adverse effect on our revenue and cash flow.

Some of the orders we accept from customers require certain conditions or contingencies to be satisfied prior to shipment or prior to commissioning or installation, some of which are outside of our control. Historically, shipments made against these orders have generally occurred between ninety days and twenty-four months from the date of acceptance of the order. GenDrive unit orders received during the year ended December 31, 2013 were 1,079 units for approximately $21.1 million in invoice value. Backlog for GenDrive units on December 31, 2013 was $24.2 million, with approximately $11.0 million of this backlog older than 12 months. The time periods from receipt of an order to shipment date and installation vary widely and are determined by a number of factors, including the terms of the customer contract and the customer’s deployment plan. There may also be product redesign or modification requirements that must be satisfied prior to shipment of units under certain of our agreements. If the redesigns or modifications are not completed, some or all of our orders may not ship or convert to revenue. We also have publicly discussed anticipated, pending orders with prospective customers; however, those prospective customers may require certain conditions or contingencies to be satisfied prior to issuing a purchase order to us, some of which are outside of our control. Such conditions or contingencies that may be required to be satisfied before we receive a purchase order may include, but are not limited to, successful product demonstrations or field trials. Some conditions or contingencies that are out of our control may include, but are not limited to, government tax policy, government funding programs, and government incentive programs. Additionally, some conditions and contingencies may extend for several years. We may have to compensate customers, by either reimbursement, forfeiting portions of associated revenue, or other methods depending on the terms of the customer contract, based on the failure on any of these conditions or contingencies. This could have an adverse impact on our revenue and cash flow.

Certain GenDrive component quality issues have resulted in adjustments to our warranty reserves, which negatively impacted our results and delayed our new order momentum, and unanticipated future product reliability and quality issues could impair our ability to service long term warranty and maintenance contracts profitably.

Isolated quality issues have arisen with respect to certain components in our next-generation GenDrive units that are currently being used at customer sites. The product and service revenue contracts we entered into generally provide a one-to-two-year product warranty to customers from date of installation. We have had to retrofit the units subject to component quality issues with replacement components that will improve the reliability of our next-generation GenDrive products for those customers. We have estimated the costs of satisfying these additional warranty claims and recorded a net reserve adjustment of $2.9 million during the year ended December 31, 2012.  As of December 31, 2013, there was approximately $1.2 million of this reserve remaining in the product warranty reserve in the consolidated balance sheets. However, if any unanticipated additional quality issues or warranty claims arise, additional material charges may be incurred in the future. We continue to work with our vendors on these component issues to recover charges taken and improve quality and reliability of components to prevent a reoccurrence of the isolated quality issues we have experienced. However, any liability for damages resulting from malfunctions or design defects could be substantial and could materially adversely affect our business, financial condition, results of operations and prospects. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products resulting in a decline in demand for our products and could divert the attention of our management, which may materially and adversely affect our business, financial condition, results of operations and prospects.

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

We believe we have identified viable markets for our GenDrive products, however our products represent emerging technologies, and we do not know the extent to which our targeted customers will want to purchase them. If a sizable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability. The development of a sizable market for our products may be impacted by many factors which are out of our control, including: the cost competitiveness of our products; the future costs of natural gas, hydrogen and other fuels expected to be used by our products; customer reluctance to try a new product; customer perceptions of our products’ safety; regulatory requirements; barriers to entry created by existing energy providers; and the emergence of newer, more competitive technologies and products.

We depend on only a few customers for the majority of our revenues and the loss of any one or more of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, financial condition and results of operations.

We sell most of our products to a small number of customers, and while we are continually seeking to expand our customer base, we expect this will continue for the next several years. At December 31, 2013, five customers comprise approximately 78.3% of the total accounts receivable balance, with each customer individually representing 30.8%, 26.9%, 10.2%, 5.8% and 4.6% of total accounts receivable, respectively.  For the year ended December 31, 2013, contracts with three customers comprised 33.2% of total consolidated revenues, with each customer individually representing 11.6%, 11.2% and 10.4% of total consolidated revenues, respectively. Any decline in business with these customers could have an adverse impact on our business, financial condition and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers. Any fluctuations in demand from such customers or other customers may negatively impact our business, financial condition and results of operations. If we are unable to broaden our customer base and expand relationships with potential customers, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our business, financial condition and results of operations. In  addition, our dependence on a small number of major customers exposes us to numerous other risks, including: a slowdown or delay in a customer’s deployment of our products could significantly reduce demand for our products; reductions in a single customer’s forecasts and demand could result in excess inventories; the current or future economic conditions could negatively affect one or more of our major customers and cause them to significantly reduce operations, or file for bankruptcy; consolidation of customers can reduce demand as well as increase pricing pressure on our products due to increased purchasing leverage; each of our customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules; and concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if one of our major customers declared bankruptcy or delayed payment of their receivables.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. In 2013, the sales price of our common stock fluctuated from a high of $2.24 per share to a low of $0.12 per share. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities’ analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders, including one or more of our strategic partners, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Such market price volatility could adversely affect our ability to raise additional capital. In addition, we may be subject to additional securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Sales of a significant number of shares of our common stock could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

We may need to maintain and may need to enter into additional strategic relationships in order to complete our current product development and commercialization plans. We may also require partners to assist in the sale, servicing and supply of components for our current products and anticipated products, which are in development. If we are unable to identify or enter into satisfactory agreements with potential partners, including those relating to the supply, distribution, service and support of our current products and anticipated products, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of needed partners, which could adversely affect our future prospects for development and commercialization of future products. In addition, any arrangement with a strategic partner may require us to issue a significant amount of equity securities to the partner, provide the partner with representation on our board of directors and/or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then current stockholders. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our products, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business prospects, results of operations and financial condition could be harmed if we fail to secure relationships with entities which can develop or supply the required components for our products and provide the required distribution and servicing support. Additionally, the agreements governing our current relationships allow for termination by our partners under certain circumstances, some of which are beyond our control. If any of our current strategic partners were to terminate any of its agreements with us, there could be a material adverse impact on the continued development and profitable commercialization of our products and the operation of our business, financial condition, results of operations and prospects.

We face risks associated with our plans to market, distribute and service our GenDrive products internationally.

We intend to market, distribute, sell and service our GenDrive and related product offerings internationally. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign sub-distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates. Also, to the extent our operations and assets are located in foreign countries, they are potentially subject to nationalization actions over which we will have no control.

For example, we are party to a joint venture based in France with Axane, S.A. under the name Hypulsion to develop and sell hydrogen fuel cell systems for the European material handling market. However, for the reasons discussed above, Hypulsion may not be able to accomplish its goals or become profitable.

We are subject to risks inherent in international operations.

Doing business in foreign markets requires us to be able to respond to rapid changes in market, legal, and political conditions in these countries. As we expand in international markets, we may face numerous challenges, including unexpected changes in regulatory requirements, potential conflicts or disputes that countries may have to deal with, fluctuations in currency exchange rates, longer accounts receivable requirements and collections, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of international laws. Any of these factors could adversely affect our results of operations and financial condition. The success of our international expansion will depend, in part, on our ability to succeed in differing legal, regulatory, economic, social and political environments.

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

Periodically, we may enter into contracts with our customers for certain products that have not been developed or produced. There can be no assurance that we will complete the development of these products and meet the specifications required to fulfill customer agreements and deliver products on schedule. Pursuant to such agreements, the customers would have the right to provide notice to us if, in their good faith judgment, we have materially deviated from such agreements. Should a customer provide such notice, and we cannot mutually agree to a modification to the agreement, then the customer may have the right to terminate the agreement, which could adversely affect our future business.

We may never complete the research and development of certain commercially viable products, which may adversely affect our revenue, profitability and result in possible warranty claims.

Other than our GenDrive products, which we believe to be commercially viable at this time, we do not know when or whether we will successfully complete research and development of other commercially viable products. If we are unable to develop additional commercially viable products, we may not be able to generate sufficient revenue to become profitable. The profitable commercialization of our products depends on our ability to reduce the costs of our components and subsystems, and we cannot assure you that we will be able to sufficiently reduce these costs. In addition, the profitable commercialization of our products requires achievement and verification of their overall reliability, efficiency and safety targets, and we cannot assure you that we will be able to develop, acquire or license the technology necessary to achieve these targets. We must complete additional research and development to fill our product portfolios and deliver enhanced functionality and reliability in order to manufacture additional commercially viable products in commercial quantities. In addition, while we are conducting tests to predict the overall life of our products, we may not have run our products over their projected useful life prior to large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, resulting in possible warranty claims and commercial failures.

We must keep up with rapid technological change to remain competitive in a rapidly evolving industry.

Our market is characterized by rapid technological change and evolving industry standards. Our future success will depend on our ability to adapt quickly to rapidly changing technologies, to adapt our services and products to evolving industry standards and to improve the performance and reliability of our services and products. To achieve market acceptance for our products, we must effectively anticipate and offer products that meet changing customer demands in a timely manner. If we fail to develop products that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our contracts with existing customers and our ability to create or increase demand for our products will be harmed.

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

In July 2008, Soroof Trading Development Company Ltd., or Soroof, filed a demand for arbitration against GE Fuel Cell Systems, LLC, or GEFCS, claiming breach of a distributor agreement and seeking damages of $3 million. Prior to GEFCS' dissolution in 2006, we held a 40% membership interest and GE Microgen, Inc., or GEM, held a 60% membership interest in GEFCS. In January 2010, Soroof requested, and GEM and Plug Power Inc. agreed, that the arbitration proceeding be administratively closed pending final resolution of the matter in United States District Court, Southern District of New York. On January 22, 2010, Soroof filed a complaint in United States District Court, Southern District of New York naming, among others, Plug Power Inc., GEFCS, and GEM as defendants. In January 2012, following a motion for judgment on the pleadings and motion for summary judgment, the Court dismissed with prejudice four of Soroof's claims and dismissed without prejudice two of Soroof's claims. The Court also dismissed with prejudice all claims against GEFCS. Soroof filed an amended complaint in May 2012 against us, GEM, and General Electric Company, re-pleading the two claims that were dismissed without prejudice. In December 2012, the parties participated in a court settlement conference with the presiding judge at the United States District Court for the Southern District of New York. The case was not resolved at the settlement conference.

Fact and expert discovery closed in March 2013. In May 2013 Soroof filed a motion to amend the case caption to change the name of the plaintiff entity and the Court denied the motion without prejudice and ordered that the parties take additional discovery limited to Soroof's name change. The parties agreed to defer this additional discovery until a ruling on the then-pending motions for summary judgment. In May 2013, we, together with GE and GEM, jointly filed a motion for summary judgment on all counts and Soroof also moved for partial summary judgment to pierce GEM's corporate veil in order to hold GE liable. In October 2013, the Court denied defendants' motion for summary judgment as well as Soroof's motion for partial summary judgment. Discovery concerning the name change issue and briefing on the motion to amend by Soroof has concluded. The parties are awaiting the Court's decision on the motion to amend, after which the parties expect to provide the Court with a pre-trial schedule.

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

The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing, marketing and sale of fuel cell products. Any liability for damages resulting from malfunctions or design defects could be substantial and could materially adversely affect our business, financial condition, results of operations and prospects. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products resulting in a decline in demand for our products and could divert the attention of our management, which may materially and adversely affect our business, financial condition, results of operations and prospects.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess the design and operating effectiveness of our controls over financial reporting.  We  are not currently required to have our auditors attest to the effectiveness of our internal control over financial reporting, however we may in the future.  Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting and data systems and controls. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

In addition, our internal control systems rely on people trained in the execution of the controls. Loss of these people or our inability to replace them with similarly skilled and trained individuals or new processes in a timely manner could adversely impact our internal control mechanisms.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required.

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

The reduction or elimination of government subsidies and economic incentives for alternative energy technologies could reduce demand for our products, lead to a reduction in our revenues, and adversely impact our operating results.

We believe that the near-term growth of alternative energy technologies is affected by the availability and size of government and economic incentives. Many of these government incentives expire, phase out over time, exhaust the allocated funding, or require renewal by the applicable authority. In addition, these incentive programs could be reduced or discontinued for other reasons. For example, the investment tax credit is currently scheduled to expire on December 31, 2016. The reduction, elimination, or expiration of the investment tax credit or other government subsidies and economic incentives may result in the diminished economic competitiveness of our products to our customers and could materially and adversely affect the growth of alternative energy technologies, including our products, as well as our future operating results

Our products use flammable fuels that are inherently dangerous substances.

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

Potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business and impair our financial results.

As part of our business strategy, we intend to consider acquisitions of companies, technologies and products that we believe could improve our ability to compete in our core markets or allow us to enter new markets. Acquisitions, involve numerous risks, any of which could harm our business, including, difficulty in integrating the technologies, products, operations and existing contracts of a target company and realizing the anticipated benefits of the combined businesses; difficulty in supporting and transitioning customers, if any, of the target company; inability to achieve anticipated synergies or increase the revenue and profit of the acquired business; potential disruption of our ongoing business and distraction of management; the price we pay or other resources that we devote may exceed the value we realize; or the value we could have realized if we had allocated the purchase price or other resources to another opportunity and inability to generate sufficient revenue to offset acquisition costs. In addition, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

Item 1B.   Unresolved Staff Comments

There are no unresolved comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2013 fiscal year.

Item 2.      Properties

Our principal offices are located in Latham, New York. We lease a 140,000 square foot facility that includes our general office building, our manufacturing facility, and our research and development center.  See Note 17, Commitments and Contingencies of the Consolidated Financial Statements, Part II, Item 8 of this Form 10-K for further discussion of the lease. We believe that this facility is sufficient to accommodate our anticipated production volumes for at least the next two years.

Item 3.     Legal Proceedings

In July 2008, Soroof Trading Development Company Ltd., or Soroof, filed a demand for arbitration against GE Fuel Cell Systems, LLC, or GEFCS, claiming breach of a distributor agreement and seeking damages of $3 million. Prior to GEFCS' dissolution in 2006, we held a 40% membership interest and GE Microgen, Inc., or GEM, held a 60% membership interest in GEFCS. In January 2010, Soroof requested, and GEM and Plug Power Inc. agreed, that the arbitration proceeding be administratively closed pending final resolution of the matter in United States District Court, Southern District of New York. On January 22, 2010, Soroof filed a complaint in United States District Court, Southern District of New York naming, among others, Plug Power Inc., GEFCS, and GEM as defendants. In January 2012, following a motion for judgment on the pleadings and motion for summary judgment, the Court dismissed with prejudice four of Soroof's claims and dismissed without prejudice two of Soroof's claims. The Court also dismissed with prejudice all claims against GEFCS. Soroof filed an amended complaint in May 2012 against us, GEM, and General Electric Company, re-pleading the two claims that were dismissed without prejudice. In December 2012, the parties participated in a court settlement conference with the presiding judge at the United States District Court for the Southern District of New York. The case was not resolved at the settlement conference.

Fact and expert discovery closed in March 2013. In May 2013 Soroof filed a motion to amend the case caption to change the name of the plaintiff entity and the Court denied the motion without prejudice and ordered that the parties take additional discovery limited to Soroof's name change. The parties agreed to defer this additional discovery until a ruling on the then-pending motions for summary judgment. In May 2013, we, together with GE and GEM, jointly filed a motion for summary judgment on all counts and Soroof also moved for partial summary judgment to pierce GEM's corporate veil in order to hold GE liable. In October 2013, the Court denied defendants' motion for summary judgment as well as Soroof's motion for partial summary judgment. Discovery concerning the name change issue and briefing on the motion to amend by Soroof has concluded. The parties are awaiting the Court's decision on the motion to amend, after which the parties expect to provide the Court with a pre-trial schedule

Accordingly, we believe that it is too early to determine whether there is likely exposure to an adverse outcome and whether or not the probability of an adverse outcome is more than remote. We, GEFCS, GEM and General Electric Company, or GE, are party to an agreement under which we agreed to indemnify such parties for up to $1 million of certain losses related to the Soroof distributor agreement. GE has made a claim for indemnification against us under this agreement for all losses it may suffer as a result of the Soroof dispute. To the extent that the dispute results in an adverse outcome for us or for any of the parties for which we have agreed to indemnify, we could suffer financially as a result of the damages we would have to pay on our behalf or that of our indemnitees.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During the years ended December 31, 2013 and 2012, we issued 1,319,914, and 403,579 shares, respectively, of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

Market Information. Our common stock is traded on the NASDAQ Capital Market under the symbol “PLUG.” As of March 10, 2014, there were approximately 641 record holders of our common stock. However, management believes that a significant number of shares are held by brokers under a “nominee name” and that the number of beneficial shareholders of our common stock exceeds 77,000. The following table sets forth the high and low sale price per share of our common stock as reported by the NASDAQ Capital Market for the periods indicated:

	Sales prices
	High	Low
2013
1st Quarter	$0.76	$0.12
2nd Quarter	$0.53	$0.15
3rd Quarter	$0.80	$0.26
4th Quarter	$2.24	$0.45

2012
1st Quarter	$2.60	$1.26
2nd Quarter	$1.41	$1.10
3rd Quarter	$1.30	$0.76
4th Quarter	$0.92	$0.47

Dividend Policy.  We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.

Five-Year Performance Graph. Below is a line graph comparing the percentage change in the cumulative total return of the Company’s common stock, based on the market price of the Company’s common stock, with the total return of companies included within the NASDAQ Market Index (CRSP), the NASDAQ Market Index (NQUSBT) and the companies included within the Russell 3000 Technology Index for the period commencing December 31, 2008 and ending December 31, 2013. Plug Power has historically used the NASDAQ Market Index (CRSP), however will use the NASDAQ Market Index (NQUSBT) going forward as the Nasdaq Market Index (CRSP) is no longer being provided free of charge by NASDAQ.  During this year of transition, both NASDAQ Market Indexes will be shown. The calculation of the cumulative total return assumes a $100 investment in the Company’s common stock, the NASDAQ Market Index (CRSP), the NASDAQ Market Index (NQUSBT) and the Russell 3000 Technology Index on December 31, 2008 and the reinvestment of all dividends, if any.

Index	2008	2009	2010	2011	2012	2013
Plug Power Inc.	100.00	69.61	36.27	20.00	4.90	15.20
Russell 3000 Technology Index	100.00	162.58	183.27	180.89	200.48	253.63
NASDAQ Market Index (CRSP)	100.00	143.74	170.23	171.13	202.46	281.91
NASDAQ Market Index (NQUSBT)	100.00	129.26	151.94	152.42	177.46	236.88

See also Part III Item 12 in this Annual Report on Form 10-K for additional detail related to security ownership and related stockholder matters, and for additional detail on equity compensation plan matters.

Item 6.     Selected Financial Data

The following tables set forth selected financial data and other operating information of the Company. The selected statements of operations and balance sheet data for 2013, 2012, 2011, 2010, and 2009 as set forth below are derived from the audited Consolidated Financial Statements of the Company. The information is only a summary and you should read it in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		Years Ended December 31,
	2013	2012	2011	2010	2009
Statements Of Operations:		(in thousands, except per share data)
Product Revenue	$18,446	$20,792	$19,592	$13,414	$3,584
Service Revenue	6,659	3,615	3,631	2,325	1,249
Research and development contract revenue	1,496	1,701	3,886	3,598	7,460
Licensed technology revenue	-	-	517	136	-
Total revenue	26,601	26,108	27,626	19,473	12,293
Cost of product revenue	20,414	25,354	22,626	17,800	5,550
Cost of service revenue	14,929	12,304	8,044	5,311	1,696
Cost of research and development contract revenues	2,506	2,805	6,232	6,371	12,433
Research and development expense	3,121	5,434	5,656	12,901	16,324
Selling, general and administrative expenses	12,325	14,577	14,546	25,572	15,427
Gain on sale of assets	-	-	(673)	(3,217)	-
Amortization of intangible assets	2,271	2,306	2,322	2,264	2,132
Other income (expense), net	(34,115)	4,810	3,673	570	560
Net loss before income taxes	$(63,080)	$(31,862)	$(27,454)	$(46,959)	$(40,709)
Income tax benefit	410	-	-	-	-
Net loss attributable to the Company	$(62,670)	$(31,862)	$(27,454)	$(46,959)	$(40,709)
Preferred stock dividends declared	(121)	-	-	-	-
Net loss attributable to common shareholers	$(62,791)	$(31,862)	$(27,454)	$(46,959)	$(40,709)
Loss per share, basic and diluted	$(0.82)	$(0.93)	$(1.46)	$(3.58)	$(3.15)
Weighted average number of common shares outstanding	76,436	34,376	18,778	13,123	12,911

Balance Sheet Data:
(at end of the period)
Unrestricted cash, cash equivalents and available-for-sale securities	$5,027	$9,380	$13,857	$21,359	$62,541
Trading securities – auction rate debt securities	-	-	-	-	53,397
Total assets	35,356	39,460	55,656	59,177	164,185
Borrowings under line of credit	-	3,381	5,405	-	59,375
Current portion of long-term obligations	718	650	-	-	533
Long-term obligations	38,254	7,390	9,577	3,141	2,426
Stockholders' (deficit) equity	(17,872)	15,030	29,036	42,913	88,269
Working capital	11,110	6,901	22,452	25,556	60,009

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

Recent Developments

Public Offerings

On January 15, 2014, the Company completed an underwritten public offering of 10,000,000 shares of common stock and accompanying warrants to purchase 4,000,000 shares of common stock. The shares and the warrants were sold together in a fixed combination, with each combination consisting of one share of common stock and 0.40 of a warrant to purchase one share of common stock, at a price of $3.00 per fixed combination for gross proceeds of $30.0 million. The securities were placed with a single institutional investor. The warrants will have an exercise price of $4.00 per share, are immediately exercisable and will expire on January 15, 2019.  Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses payable by Plug Power were approximately $28.0 million.

On March 11, 2014, the Company completed an underwritten public offering of 3,902,440 shares of its common stock. The shares were sold at $5.74 per share for gross proceeds of approximately $22.4 million. The shares were placed with a single institutional investor.  Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses payable by Plug Power were approximately $21.5 million.

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

On October 23, 2013, the Company appointed Keith C. Schmid as the Chief Operating Officer of the Company, effective October 23, 2013.

Results of Operations

Product revenue. Product revenue generally includes revenue from the sale of our GenDrive units.

Product revenue for the year ended December 31, 2013 decreased $2.4 million or 11.3%, to $18.4 million from $20.8 million for the year ended December 31, 2012.  This decrease is primarily related to fewer shipments during2013.  In the product revenue category, there were 918 fuel cell systems shipped for the year ended December 31, 2013 as compared to 1,136 fuel cell systems shipped for the year ended December 31, 2012.

Product revenue for the year ended December 31, 2012 increased $1.2 million or 6.1%, to $20.8 million from $19.6 million for the year ended December 31, 2011.  This increase is primarily related to an increase in shipments in calendar year 2012.  In the product revenue category, there were 1,136 fuel cell systems shipped for the year ended December 31, 2012 as compared to 984 fuel cell systems shipped for the year ended December 31, 2011.

Service revenue:  Service revenue generally includes revenue from our service and maintenance contracts, hydrogen contracts, spare parts, and leased units.

Service revenue for the year ended December 31, 2013 increased $3.1 million or 84.2%, to $6.7 million from $3.6 million for the year ended December 31, 2012.  The increase is primarily related to new GenCare service contracts placed by existing customers during 2013.

Service revenue for the year ended December 31, 2012 decreased $16,000 or 0.4%, to $3.6 million from $3.6 million for the year ended December 31, 2011. The decrease is primarily related to a decline in spare part sales, partly offset by new service contracts placed by existing customers during 2012.

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

Research and development contract revenue for the year ended December 31, 2013 decreased $0.2 million, or 12.0%, to $1.5 million from $1.7 million for the year ended December 31, 2012. The decrease is primarily related to a reduced effort on three funded projects that are complete or near completion, partially offset by the start of a new project.

Research and development contract revenue for the year ended December 31, 2012 decreased $2.2 million, or 56.2%, to $1.7 million from $3.9 million for the year ended December 31, 2011. The decrease is primarily related to fewer active contracts during 2012.

Cost of product revenue. Cost of product revenue includes direct material and labor costs, warranty cost, and an allocation of overhead costs that relate to the manufacture of GenDrive products.

Cost of product revenue for the year ended December 31, 2013 decreased $5.0 million, or 19.5%, to $20.4 million from $25.4 million for the year ended December 31, 2012. The decrease in the cost of product revenue was primarily related to a decline in the number of units shipped in 2013 compared to 2012. During the year ended December 31, 2013, in the cost of product revenue category, we shipped 918 fuel cell systems to end customers as compared to 1,136 fuel cell systems shipped during the year ended December, 2012.

Cost of product revenue for the year ended December 31, 2012 increased $2.8 million, or 12.1%, to $25.4 million from $22.6 million for the year ended December 31, 2011. The increase in the cost of product revenue was primarily related to the increase in the number of units shipped in 2012 compared to 2011. During the year ended December 31, 2012, in the cost of product and service revenue category, we shipped 1,136 fuel cell systems to end customers as compared to 984 fuel cell systems shipped during the year ended December, 2011.

Cost of service revenue. Cost of service revenue includes the labor and material costs incurred for our product service and maintenance contracts, our hydrogen contracts, replacement parts, rental units, and leased units.  In addition, cost of service revenue also includes allocation of overhead costs that relate to the servicing of our GenDrive products.

Cost of service revenue for the year ended December 31, 2013 increased $2.6 million, or 21.3%, to $14.9 million from $12.3 million for the year ended December 31, 2012. The increase in the cost of service revenue was primarily related to a higher number of GenCare service contracts in 2013 (including service personnel to maintain these contracts) which was offset by additional expenses for unanticipated warranty claims arising from GenDrive component quality issues that were recorded during the year ended December 31, 2012.

Cost of service revenue for the year ended December 31, 2012 increased $4.3 million, or 53.0%, to $12.3 million from $8.0 million for the year ended December 31, 2011.  The increase in the cost of service revenue was primarily related to additional expenses for unanticipated warranty claims arising from GenDrive component quality issues that were recorded during the year ended December 31, 2012, coupled with a higher number of GenCare service contracts in 2012 (including service personnel to maintain these contracts).

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

Cost of research and development contract revenue for the year ended December 31, 2013 decreased $0.3 million, or 10.7% to $2.5 million from $2.8 million for the year ended December 31, 2012.  The decrease is primarily related to a reduced effort on three funded projects that are complete or near completion, partially offset by the start of a new project.

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

Research and development expense for the year ended December 31, 2013 decreased $2.3 million, or 42.6%, to $3.1 million from $5.4 million for the year ended December 31, 2012.  This decrease was primarily related to a decline in personnel related expenses, coupled with a decline in professional fees.

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

Selling, general and administrative expenses for the year ended December 31, 2013 decreased $2.3 million, or 15.4%, to $12.3 million from $14.6 million for the year ended December 31, 2012.  This increase was primarily related to a decline in personnel related expenses.

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

Gain on Sale of Assets. Gain on sale of assets represents the gain on sale of leased assets during 2011.

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

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets, including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets remained stable at $2.3 million for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.

 Interest and other income.   Interest and other income consists primarily of interest earned on our cash, interest earned on our note receivable, interest earned on our sale-leaseback transaction, rental income, the net realized gain/loss from the sale of available-for-sale securities, and other income.

Interest and other income decreased to approximately $150,000 for the year ended December 31, 2013 from approximately $226,000 for the year ended December 31, 2012.  This decrease is primarily related to a decline in rental income, offset by an increase in interest earned on our sale-leaseback transaction, and note receivable.

Interest and other income decreased to approximately $226,000 for the year ended December 31, 2012 from approximately $248,000 for the year ended December 31, 2011.  This decrease is primarily related to lower rental income, partially offset by a realized loss from available-for-sale securities recorded in the first quarter of 2011.

Change in fair value of common stock warrant liability. We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities are valued using the Black-Scholes pricing model at the date of initial issuance and each subsequent balance sheet date. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the year ended December 31, 2013 resulted in an increase in the associated warrant liability of $37.1 million as compared to a decrease of $4.8 million for the year ended December 31, 2012, and a decrease of $3.4 million for the year ended December 31, 2011. These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Interest and other expense. Interest and other expense consists of interest and other expenses related to the Silicon Valley Bank (SVB) Loan and Security Agreement, interest related to obligations under capital lease, interest related to our finance obligation, and foreign currency exchange gain (loss).

Interest and other expense for the year ended December 31, 2013 was approximately $398,000, compared to approximately $262,000 for the year ended December 31, 2012.  This increase is primarily related to interest expense on obligations under capital lease, which began in the fourth quarter of 2012, and interest expense related to our finance obligation, which began in the first quarter of 2013, offset by a decline in interest and other expenses related to our SVB Loan and Security Agreement, which expired on March 29, 2013.

Interest and other expense for the year ended December 31, 2012 was approximately $262,000, compared to approximately $22,000 for the year ended December 31, 2011.  Interest and other expense related to the SVB Loan and Security Agreement was approximately $256,000 and $12,000, respectively, for the year ended December 31, 2012 and December 31, 2011.

Gain on sale of equity interest in joint venture.  Gain on sale of equity interest in joint venture represents the gain on sale of 25% of our ownership interest in our joint venture, Hypulsion.

On February 29, 2012, we completed the formation of our joint venture with Axane, S.A., a subsidiary of Air Liquide, under the name HyPulsion (the JV). We contributed to the JV the right to use our technology, including design and technology know-how on GenDrive systems, in exchange for an initial 45% ownership of the JV. On April 19, 2013, Axane purchased an additional 25% ownership interest in HyPulsion from the Company for a cash purchase price of $3.3 million (Euro 2.5 million). We now own 20% and Axane owns 80% of HyPulsion.

Income taxes. The deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Income tax benefit for the year ended December 31, 2013 was approximately $410,000 due to a reduction in accrued interest and penalties as a result of the expiration of the associated statute of limitations.

 Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, funding the growth in our GenKey “turn-key” solution which also includes the installation of our customer’s hydrogen infrastructure as well as delivery of the hydrogen molecule, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

 We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $62.7 million, $31.9 million and $27.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and has an accumulated deficit of $849.4 million at December 31, 2013.  Substantially all of our accumulated deficit been incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations. We expect that for fiscal year 2014, our operating cash burn will be approximately $10-$15 million.

Net cash used in operating activities for the year ended December 31, 2013 was $26.9 million. Additionally, on December 31, 2013, we had cash and cash equivalents of $5.0 million and net working capital of $11.1 million. This compares to $9.4 million and $6.9 million, respectively, at December 31, 2012.

On January 15, 2014 we completed an underwritten public offering of 10,000,000 shares of common stock and accompanying warrants to purchase 4,000,000 shares of common stock. The shares and the warrants were sold together in a fixed combination, with each combination consisting of one share of common stock and 0.40 of a warrant to purchase one share of common stock, at a price of $3.00 per fixed combination for gross proceeds of $30.0 million. The securities were placed with a single institutional investor. The warrants have an exercise price of $4.00 per share, are immediately exercisable and will expire on January 15, 2019.  Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses were approximately $28.0 million.

On March 11, 2014, we completed an underwritten public offering of 3,902,440 shares of common stock. The shares were sold at $5.74 per share for gross proceeds of approximately $22.4 million. The shares were placed with a single institutional investor.  Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses were approximately $21.5 million.

Between January 1, 2014 and March 21, 2014 we have received an additional $18.2 million from the exercise of previously issued common stock warrants.

To date, we have funded our operations primarily through public and private offerings of common and preferred stock, a sale-leaseback of our building, and our previous line of credit. The Company believes that its current cash, cash equivalents, cash generated from future sales, cash generated from the exercise of outstanding warrants, and cash generated from recent public offerings will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

During the year ended December 31, 2013, cash used for operating activities was $26.9 million, consisting primarily of a net loss attributable to the Company of $62.8 million, coupled with changes in operating assets and liabilities of $4.5 million and a gain on sale of equity interest in joint venture of $3.2 million, offset by net non-cash expenses in the amount of $43.5 million, including $4.2 million for amortization and depreciation, $2.2 million for stock based compensation, and $37.1 million for the change in fair value of common stock warrant liability. Cash provided by investing activities for the year ended December 31, 2013 was $3.2 million, consisting of proceeds from sale of equity interest in joint venture of $3.2 million and $84,000 from the proceeds from disposal of property, plant and equipment, offset by $111,000 used for the purchase of property, plant, and equipment. Cash provided by financing activities for the year ended December 31, 2013 was approximately $19.4 million consisting primarily of $6.1 million provided from the exercise of warrants, $12.9 million in net proceeds from public offerings, $2.4 million in net proceeds from the sale of preferred stock, and $2.6 million in proceeds through the sale-leaseback of our Latham, New York facility, offset by $0.5 million used for restricted cash, $0.7 million for principal payments on long-term debt, and $3.4 million in repayment of borrowings under line of credit.

 Several key indicators of liquidity are summarized in the following table:

	2013	2012	2011

Cash and cash equivalents at end of period	$5,027	$9,380	$13,857
Borrowings under line of credit at end of period	-	3,381	5,405
Working capital at end of period	11,110	6,901	19,415
Net loss attributable to common shareholders	62,791	31,862	27,454
Net cash used in operating activities	26,881	20,165	33,310
Purchase of property, plant and equipment	111	78	1,326

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

Based upon IRC Section 382 studies, Section 382 ownership changes occurred in 2013, 2012 and 2011 that resulted in $728 million of the Company's $741 million of federal and state net operating loss carryforwards being subject to IRC Section 382 limitations.  As a result of IRC Section 382 limitations, $715 million of the $728 net operating loss carryforwards that are limited will expire prior to utilization. As a result of the IRC Section 382 limitations these net operating loss carryforwards that will expire unutilized are not reflected in the Company’s gross deferred tax asset as of December 31, 2013.

The ownership changes also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $40.7 million.  This will translate into unfavorable book to tax add backs in the Company's 2011 to 2017 U.S. corporate income tax returns that resulted in a gross deferred tax liability of $10.7 million at December 31, 2013 with a corresponding reduction to the valuation allowance.  This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense).  This has no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

Contractual Obligations

Contractual obligations as of December 31, 2013, under agreements with non-cancelable terms are as follows:

	Total	<1 year	1-3 Years	3-5 Years	> 5 Years
Capital lease obligation (A)	1,304,749	717,870	586,879	-	-
Operating lease obligations (B)	2,774,417	463,652	903,746	895,128	511,891
Purchase obligations (C)	2,507,615	310,205	605,490	570,240	1,021,680
Finance obligation (D)	7,117,364	459,564	919,128	942,696	4,795,976

	$13,704,145	$1,951,291	$3,015,243	$2,408,064	$6,329,547

(A)

On October 1, 2012, Plug Power began providing a turn-key solution to power a customer’s entire fleet of material handling equipment in exchange for a monthly payment based on the amount of energy (kilograms of hydrogen) consumed each month.  The turn-key solution included GenDrive fuel cells, service and maintenance of the GenDrive fleet, as well as delivery of hydrogen on a daily basis. The contract is a three year arrangement with an automatic three year renewal unless the customer provides at least 90 days written notice prior to the end of the initial 3 year term that they intend to cancel the agreement. Under the terms of the contract, Plug Power also guarantees 98% uptime on a weekly average basis for the lift truck fleet and has the right to manage the fleet spare unit and service requirements to achieve or exceed such targets.

On December 28, 2012, Plug Power sold the GenDrive units in the agreement to a third party and subsequently entered into a lease-back agreement with an effective start date of October 1, 2012, with the owner/lessor of the equipment to lease the equipment to Plug Power for a period of 6 years.  This transaction has been recorded by the Company as a capital lease.  Under the terms of the lease, Plug Power has received the rights to use the equipment for the full term of the lease provided there is no uncured event of default under the lease.

(B)

The Company has several non-cancelable operating leases, primarily for hydrogen infrastructure and fork lift trucks that expire over the next five years. See Note 17 (Commitments and Contingencies) of the Consolidated Financial Statements for more detail.

(C)

On October 1, 2012, the Company entered into an agreement under which it is providing a customer with GenDrive units, service and maintenance of the units and daily delivery of hydrogen in exchange for a monthly payment tied to the amount of energy (kilograms of hydrogen) consumed each month.  The agreement has an initial term of three years with an automatic three year renewal unless the customer terminates at the end of the initial 3 year term.  In relationship to this agreement, the Company has contractual obligations to purchase $71,280 of hydrogen on a quarterly basis through July 31, 2022.

The Company also has purchase obligations related to the maintenance of its building and storage of documents.

(D)

On March 27, 2013, the Company completed a sale-leaseback transaction of its property located at 968 Albany Shaker Road, Latham, New York, for an aggregate purchase price of $4,500,000, of which $2,750,000 was received in cash at closing and $1,750,000 is receivable with 5% annual interest, over 15 years in equal monthly installments of $13,839. Although the property was sold and the Company has no legal ownership of the facility, the Company was prohibited from recording the transaction as a sale because of continuing involvement with the property.  Accordingly, the sale has been accounted for as a financing transaction, which requires the Company to continue reporting the building as an asset and to record a financing obligation for the sale price. Liabilities relating to this agreement of $2,492,330 and $59,375 have been recorded as finance obligation and current portion finance obligation (other current liabilities), respectively, in the accompanying consolidated balance sheet as of December 31, 2013.

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

We believe that the following are our most critical accounting estimates and assumptions the Company must make in the preparation of its Consolidated Financial Statements and related disclosures:

Revenue recognition:  The Company enters into revenue arrangements that may contain a combination of fuel cell systems and equipment, which may be sold, or under a limited number of arrangements leased to customers, installation, service, maintenance, spare parts, hydrogen fueling and other support services. For these multiple deliverable arrangements, we account for each separate deliverable as a separate unit of accounting if the delivered item or items have value to the customer on a standalone basis. We consider a deliverable to have standalone value if the item is sold separately by us or another entity or if the item could be resold by the customer. We allocate revenue to each separate deliverable based on its relative selling price. When determining the relative selling price, the Company utilizes its best estimate of the selling price as vendor-specific objective evidence and third-party evidence is generally not available for the deliverables involved in our revenue arrangements due to a lack of a competitive environment in selling fuel cell technology. When determining estimated selling prices, the Company may consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, the Company’s ongoing pricing strategy and policies, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold, as applicable. The Company determines estimated selling prices for deliverables in its agreements based on the specific facts and circumstances of each arrangement and analyzes the estimated selling prices used for its allocation of arrangement consideration at least annually. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.

Once relative selling prices are determined, the Company proportionately allocates the sale consideration to each element of the arrangement.  The allocated sales consideration related to fuel cell systems and equipment, spare parts, and hydrogen is recognized as revenue at shipment if title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.  The allocated sales consideration related to installation, service, maintenance, and hydrogen delivery infrastructure is generally recognized as revenue when completed or on a straight-line basis over the term of the contract, as appropriate.

The Company does not include a right of return on its products other than rights related to warranty provisions that permit repair or replacement of defective goods. The Company accrues for anticipated warranty costs at the same time that revenue is recognized for the related product.

The Company has also sold extended warranty contracts that generally provide for a five to ten year warranty from the date of product installation. These types of contacts are accounted for as a separate deliverable, and accordingly, revenue generated from these transactions is deferred and recognized in income over the warranty period generally on a straight-line basis. Additionally, the Company may enter into annual service and maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract.

Contract accounting is used for research and development contract revenue, which primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. The Company generally shares in the cost of these programs with cost sharing percentages generally ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. All allowable work performed through the end of each calendar quarter is billed, subject to limitations in the respective contracts.

 Product warranty reserve:  Our GenDrive products are generally sold with a one to two-year product warranty that commences on the product installation date. We currently estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for future claims in the period the revenue is recognized. The Company’s product and service warranty reserve as of December 31, 2013 is approximately $1.6 million and is included in product warranty reserve in the consolidated balance sheets. Included in this balance is approximately $1.2 million related to specific GenDrive component quality issues that were identified during the year ended December 31, 2012.

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

 When we determine that the carrying value of long-lived assets, including identifiable intangible assets, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based upon the provisions of FASB ASC No. 350-35-30-14, Intangibles - Goodwill and Other, and FASB ASC No. 360-10-35-15, Impairment or Disposal of Long-Lived Assets, as appropriate. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Risk-free interest rate—We use the yield on zero-coupon U.S. Treasury securities having a maturity date that is commensurate with the expected life assumption as the risk-free interest rate. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. FASB ASC No. 718-10-55, Compensation -  Stock Compensation Overall – Implementation and Guidance Illustrations, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We review historical forfeiture data and determine the appropriate forfeiture rate based on that data. We re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will recognize the actual expense over the vesting period only for the shares that vest.

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

The Company used the following assumptions for its common stock warrants issued on May 31, 2011. The risk-free interest rate for May 31, 2011 (issuance date), December 31, 2012, and December 31, 2013 were 0.75%, 0.31% and 0.52%, respectively. The volatility of the market price of the Company’s common stock for May 31, 2011, December 31, 2012 and December 31, 2013 were 94.4%, 73.5%, and 119.3%, respectively. The expected average term of the warrant used for all periods was 2.4 years.

The Company used the following assumptions for its common stock warrants issued on February 20, 2013. The risk-free interest rate for February 20, 2013 (issuance date) and December 31, 2013 were 0.85% and 1.14%, respectively. The volatility of the market price of the Company’s common stock for February 20, 2013 and December 31, 2013 were 102.0% and 99.0%, respectively. The expected average term of the warrant used for February 20, 2013 and December 31, 2013 were 5.0 years and 4.1 years, respectively.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a)     Directors

Incorporated herein by reference is the information appearing under the captions “Information about our Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

(b)     Executive Officers

Incorporated herein by reference is the information appearing under the captions “Information about our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

Item 11.  Executive Compensation

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the caption “Principal Stockholders” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table gives information as of December 31, 2013, about the shares of Common Stock that may be issued upon the exercise of options, restricted stock and common stock warrants under the Company’s 1999 Stock Option and Incentive Plan, as amended (1999 Stock Option Plan), and the Company’s 2011 Stock Option and Incentive Plan.

Equity Compensation Plan Information
				Number of shares
				remaining for future
	Number of shares to be		Weighted average	issuance under equity
	issued upon exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding shares
	warrants and rights		warrants and rights	reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	5,353,328	(1)	$2.83	1,148,924 (2)
Equity compensation plans not approved by security holders	400,000	(3)	$0.57	-
Total	5,753,328		$3.43	1,148,924

(1)

Represents 725,051 outstanding options issued under the 1999 Stock Option Plan, 3,978,275 outstanding options issued under the 2011 Stock Option Plan, and 650,002 shares of restricted stock issued under the 2011 Stock Option Plan.

(2)	Includes shares available for future issuance under the 2011 Stock Option
(3)

Included in Equity compensation plans not approved by shareholders are shares granted to new employees for key positions within the company.  As such, no specific shares have been allocated for this purpose, but rather shares are approved by the company’s Board of Directors on an applicant by applicant basis.  To date, we have 400,000 options outstanding in this category.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference is the information appearing under the caption “Principal Stockholders” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14.  Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Independent Auditors Fees” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

Date:  March 31, 2014

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

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANDREW MARSH	President, Chief Executive Officer and Director	March 31, 2014
Andrew Marsh	(Principal Executive Officer)

/s/ DAVID WALDEK	Chief Financial Officer	March 31, 2014
David Waldek	(Principal Financial Officer)

/s/ LARRY G. GARBERDING	Director	March 31, 2014
Larry G. Garberding

/s/ MAUREEN O. HELMER	Director	March 31, 2014
Maureen O. Helmer

/s/ DOUGLAS T. HICKEY	Director	March 31, 2014
Douglas T. Hickey

/s/ GREGORY L. KENAUSIS	Director	March 31, 2014
Gregory L. Kenausis

/s/ GEORGE C. McNAMEE	Director	March 31, 2014
George C. McNamee

/s/ EVGENY MIROSCHNICHENKO	Director	March 31, 2014
Evgeny Miroschnichenko

/s/ XAVIER PONTONE	Director	March 31, 2014
Xavier Pontone

/s/ JOHAN MINOH ROTH	Director	March 31, 2014
Johan Minoh Roth

/s/ GARY K. WILLIS	Director	March 31, 2014
Gary K. Willis

Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.1, 10.5 through 10.9 and 10.13 through 10.18 represent the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Exhibit No.

and Description

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (7)

3.2	Third Amended and Restated By-laws of Plug Power Inc. (8)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (7)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (9)

3.5	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (13)

3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock. (27)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power. (2)

4.2	Shareholder Rights Agreement, dated as of June 23, 2009, between Plug Power Inc. and Registrar and American Stock Transfer & Trust Company, LLC, as Rights Agent. (9)

4.3	Amendment No. 1 To Shareholder Rights Agreement. (11)

4.4	Amendment No. 2 To Shareholder Rights Agreement. (17)

4.5	Amendment No. 3 To Shareholder Rights Agreement. (19)

4.6	Amendment No. 4 To Shareholder Rights Agreement. (23)

4.7	Amendment No. 5 To Shareholder Rights Agreement. (26)

4.8	Form of Warrant. (14)
4.9	Form of Warrant. (24)
4.10	Form of Warrant (27)
10.1	Employee Stock Purchase Plan. (2)

10.2	Registration Rights Agreement, dated as of June 29, 2006, by and between Plug Power Inc. and Smart Hydrogen Inc. (1)

10.3	Form of Director Indemnification Agreement. (1)

Exhibit No.

and Description

10.4	Form of Director Indemnification Agreement (28)
10.5	Plug Power Executive Incentive Plan. (3)

10.6	Employment Agreement, dated as of April 7, 2008, by and between Andrew Marsh and Plug Power Inc. (5)

10.7	Executive Employment Agreement, dated as of May 5, 2008, by and between Gerard L. Conway, Jr. and Plug Power Inc. (6)

10.8	Executive Employment Agreement, dated as of October 28, 2009, by and between Erik J. Hansen and Plug Power Inc. (10)

10.9	Executive Employment Agreement, dated as of October 23. 2013, by and between Keith C. Schmid and Plug Power Inc. (28)

10.10	Standstill and Support Agreement, dated as of May 6, 2011 among Plug Power Inc., OJSC “INTER RAO UES” and OJSC “Third Generation Company of the Wholesale Electricity Market”. (11)

10.11	Master and Shareholders’ Agreement, dated as of January 24, 2012, by and between Axane S.A. and Plug Power, Inc. (18)

10.12	License Agreement dated as of February 29, 2012, by and between Hypulsion, S.A.S. and Plug Power Inc. (18)

10.13	2011 Stock Option and Incentive Plan. (12)

10.14	Amendment No. 1 to the Plug Power Inc. 2011 Stock Option and Incentive Plan (21)

10.15	Form of Incentive Stock Option Agreement. (15)

10.16	Form of Non-Qualified Stock Option Agreement for Employees. (15)

10.17	Form of Non-Qualified Stock Option Agreement for Independent Directors. (15)

10.18	Form of Restricted Stock Award Agreement. (15)

Exhibit No.

and Description

10.19	Purchase and Sale Agreement dated as of January 24, 2013, by Plug Power Inc. and 968 Albany Shaker Road Associates, LLC (25)

10.20	Amendment to Purchase and Sale Agreement dated as of March 13, 2013 by Plug Power Inc. and 968 Albany Shaker Road Associates, LLC (25)

10.21	Securities Purchase Agreement, dated as of May 8, 2013, by and between Plug Power Inc. and Air Liquide Investissements d’Avenir et de Demonstration (26)

10.22	Registration Rights Agreement, dated as of May 16, 2003, by and between Plug Power Inc. and Air Liquide Investissements d’Avenir et de Demonstration (27)

23.1	Consent of KPMG LLP. (29)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (29)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(29)

101.INS	XBRL Instance Document (29)
101.SCH	XBRL Taxonomy Extension Schema Document (29)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (29)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (29)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (29)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (29)

(1)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 29, 2006.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File Number 333-86089).
(3)	Incorporated by reference to the Company’s current Report on Form 8-K dated February 15, 2007.
(5)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 2, 2008.
(6)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.
(7)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.
(8)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.
(9)	Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 24, 2009.
(10)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.
(11)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 6, 2011.
(12)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 12, 2011.
(13)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 19, 2011.

(14)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 24, 2011.
(15)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2011.
(17)	Incorporated by reference to the Company’s current Report on Form 8-K dated March 19, 2012.
(18)	Incorporated by reference to the Company’s current Report on Form 8-K dated March 21, 2012.
(19)	Incorporated by reference to the Company’s current Report on Form 8-K dated March 26, 2012.
(21)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 18, 2012.
(23)	Incorporated by reference to the Company’s current Report on Form 8-K dated February 13, 2013.
(24)	Incorporated by reference to the Company’s current Report on Form 8-K dated February 14, 2013.
(25)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 1, 2013.
(26)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 8, 2013.
(27)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013.
(28)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 29, 2013.
(29)	Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Plug Power Inc.:

We have audited the accompanying consolidated balance sheets of Plug Power Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plug Power Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Albany, New York

March 31, 2014

PLUG POWER INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$5,026,523	$9,380,059
Accounts receivable, net	6,429,400	4,021,725
Inventory	10,406,320	8,550,457
Prepaid expenses and other current assets	1,850,859	1,988,457
Total current assets	23,713,102	23,940,698
Restricted cash	500,000	-
Property, plant, and equipment, net	5,277,667	6,708,237
Leased property under capital lease, net	2,453,312	2,969,799
Note receivable	509,945	570,697
Intangible assets, net	2,901,595	5,270,571
Total assets	$35,355,621	$39,460,002
Liabilities, Redeemable Preferred Stock, and Stockholders' (Deficit) Equity
Current liabilities:
Borrowings under line of credit	$-	$3,380,835
Accounts payable	3,094,385	3,558,157
Accrued expenses	3,068,774	3,828,045
Product warranty reserve	1,608,131	2,671,409
Deferred revenue	3,434,735	2,950,375
Obligations under capital lease	717,870	650,379
Other current liabilities	679,176	-
Total current liabilities	12,603,071	17,039,200
Obligations under capital lease	586,879	1,304,749
Deferred revenue	5,579,281	4,362,092
Common stock warrant liability	28,829,849	475,825
Finance obligation	2,492,330	-
Other liabilities	765,281	1,247,833
Total liabilities	50,856,691	24,429,699
Redeemable Preferred Stock
Series C redeemable convertible preferred stock, $0.01 par value per share
(aggregate involuntary liquidation preference $17,007,931) 10,431 shares authorized;
Issued and outstanding: 10,431 at December 31, 2013 and 0 at December 31, 2012	2,371,080	-
Stockholders' (deficit) equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
106,356,558 at December 31, 2013 and 38,404,764 at December 31, 2012	1,063,566	384,048
Additional paid-in capital	831,155,925	801,840,491
Accumulated other comprehensive income	897,807	1,004,412
Accumulated deficit	(849,437,066)	(786,646,266)
Less common stock in treasury:
165,906 shares at December 31, 2013 and December 31, 2012	(1,552,382)	(1,552,382)
Total stockholders' (deficit) equity	(17,872,150)	15,030,303
Total liabilities, redeemable preferred stock, and stockholders' (deficit) equity	$35,355,621	$39,460,002

See accompanying notes to consolidated financial statements.

 PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Product revenue	$18,446,082	$20,791,874	$19,591,786
Service revenue	6,658,816	3,615,253	3,631,479
Research and development contract revenue	1,496,530	1,701,330	3,886,114
Licensed technology revenue	-	-	516,563
Total revenue	26,601,428	26,108,457	27,625,942
Cost of product revenue	20,414,084	25,353,541	22,625,306
Cost of service revenue	14,928,595	12,304,158	8,044,296
Cost of research and development contract revenue	2,505,989	2,804,817	6,232,210
Research and development expense	3,121,007	5,434,235	5,655,748
Selling, general and administrative expenses	12,325,466	14,576,998	14,545,965
Gain on sale of assets	-	-	(673,358)
Amortization of intangible assets	2,270,858	2,306,489	2,322,876
Operating loss	(28,964,571)	(36,671,781)	(31,127,101)
Interest and other income	150,006	226,120	248,430
Change in fair value of common stock warrant liability	(37,101,818)	4,845,165	3,447,153
Interest and other expense and foreign currency gain (loss)	(398,275)	(261,958)	(22,436)
Gain on sale of equity interest in joint venture	3,234,717	-	-
Loss before income taxes	$(63,079,941)	$(31,862,454)	$(27,453,954)
Income tax benefit	410,259	-	-
Net loss attributable to the Company	$(62,669,682)	$(31,862,454)	$(27,453,954)
Preferred stock dividends declared	(121,118)	-	-
Net loss attributable to common shareholders	$(62,790,800)	$(31,862,454)	$(27,453,954)
Loss per share:
Basic and diluted	$(0.82)	$(0.93)	$(1.46)
Weighted average number of common shares outstanding	76,436,408	34,376,427	18,778,066

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Net loss attributable to the Company	$(62,669,682)	$(31,862,454)	$(27,453,954)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(106,605)	75,668	(55,626)
Unrealized gain on available-for-sale securities, net	-	-	18,502
Comprehensive Loss	$(62,776,287)	$(31,786,786)	$(27,491,078)

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the years ended December 31, 2013, 2012 and 2011

				Accumulated				Total
				Other				Stockholders'
	Common Stock		Additional Paid-	Comprehensive	Treasury Stock		Accumulated	(Deficit)
	Shares	Amount	in-Capital	Income (Loss)	Shares	Amount	Deficit	Equity
December 31, 2010	13,369,924	$133,699	$770,863,164	$965,868	180,449	$(1,719,510)	$(727,329,858)	$42,913,363

Net loss attributable to the Company	-	-	-	-	-	-	(27,453,954)	(27,453,954)
Other comprehensive loss	-	-	-	(37,124)	-	-	-	(37,124)
Stock based compensation	221,737	2,217	1,848,330	-	833	(3,030)	-	1,847,517
Public offering common stock, net	9,332,750	93,328	11,831,027	-	-	-	-	11,924,355
Issuance of treasury shares	-	-	(328,650)	-	(35,000)	328,650	-	-
Purchase of treasury shares	-	-	-	-	19,624	(158,492)	-	(158,492)
December 31, 2011	22,924,411	$229,244	$784,213,871	$928,744	165,906	$(1,552,382)	$(754,783,812)	$29,035,665

Net loss attributable to the Company	-	-	-	-	-	-	(31,862,454)	(31,862,454)
Other comprehensive income	-	-	-	75,668	-	-	-	75,668
Stock based compensation	530,353	5,304	1,985,850	-	-	-	-	1,991,154
Public offering common stock, net	14,950,000	149,500	15,640,770	-	-	-	-	15,790,270
December 31, 2012	38,404,764	$384,048	$801,840,491	$1,004,412	$165,906	$(1,552,382)	$(786,646,266)	$15,030,303

Net loss attributable to the Company	-	-	-	-	-	-	(62,669,682)	(62,669,682)
Other comprehensive loss	-	-	-	(106,605)	-	-	-	(106,605)
Stock based compensation	2,198,154	21,982	2,127,510	-	-	-	-	2,149,492
Public Offering, common stock, net (1)	43,101,800	431,018	9,991,406	-	-	-	-	10,422,424
Exercise of warrants (2)	22,494,987	224,950	17,076,968	-	-	-	-	17,301,918
Stock dividend	156,853	1,568	119,550				(121,118)	-
December 31, 2013	106,356,558	$1,063,566	$831,155,925	$897,807	$165,906	$(1,552,382)	$(849,437,066)	$(17,872,150)

(1)

As a result of the 2013 public offerings discussed in Note 4, Stockholders’ Equity, the Company received net proceeds of $12,873,452, of which $2,451,028 in value was ascribed to the warrants issued in the February 2013 public offering.

(2)

Pursuant to the exercise of warrants, additional paid-in capital was increased by $5,878,146 from the issuance of 22,494,987 shares of common stock. Additionally, paid-in capital was increased by $11,198,822 and warrant liability was reduced by $11,198,822 (the fair value of the warrants on the exercise date).

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2013, 2012 and 2011

		Year ended
		December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(62,669,682)	$(31,862,454)	$(27,453,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and investment in leased property	1,907,940	2,069,672	2,132,117
Amortization of intangible assets	2,270,858	2,306,489	2,322,876
Stock-based compensation	2,180,869	2,001,840	1,452,259
Gain on sale of equity interest in joint venture	(3,234,717)	-	-
Loss on disposal of property, plant and equipment	65,899	51,975	308,621
Loss (gain) on sale of leased assets	-	20,068	(673,358)
Realized loss on available for sale securities	-	-	22,421
Change in fair value of common stock warrant liability	37,101,818	(4,845,165)	(3,447,153)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(2,407,675)	9,367,539	(9,192,901)
Inventory	(1,855,863)	(1,294,671)	1,438,195
Prepaid expenses and other current assets	137,598	(94,443)	(310,089)
Note receivable	60,752	(570,697)	-
Accounts payable, accrued expenses, product warranty reserve and other liabilities	(2,140,157)	914,388	(1,101,356)
Deferred revenue	1,701,549	1,770,463	1,192,255
Net cash used in operating activities	(26,880,811)	(20,164,996)	(33,310,067)
Cash Flows From Investing Activities:
Proceeds from sale of equity interest in joint venture	3,234,717	-	-
Purchase of property, plant and equipment	(111,032)	(77,527)	(1,326,144)
Restricted cash	-	-	525,000
Proceeds from disposal of property, plant and equipment	84,250	63,605	46,650
Proceeds from sale of leased assets	-	-	673,358
Proceeds from maturities and sales of available-for-sale securities	-	-	10,399,396
Net cash provided by (used in) investing activities	3,207,935	(13,922)	10,318,260
Cash Flows From Financing Activities:
Change in restricted cash	(500,000)	-	-
Purchase of treasury stock	-	-	(158,492)
Proceeds from exercise of warrants	6,103,096	-	-
Proceeds from issuance of preferred stock	2,595,400	-	-
Preferred stock issuance costs	(224,320)	-	-
Proceeds from issuance of common stock and warrants	14,807,718	17,192,500	22,583,877
Common stock issuance costs	(1,934,265)	(1,402,230)	(1,891,378)
Repayment of borrowings under line of credit	(3,380,835)	(2,024,275)	5,405,110
Proceeds from finance obligation	2,600,000	2,105,282	-

Principal payments on obligations under capital lease and finance obligation	(698,674)	(170,222)	(9,956)
Net cash provided by financing activities	19,368,120	15,701,055	25,929,161
Effect of exchange rate changes on cash	(48,780)	1,029	(35,864)
Increase (decrease) in cash and cash equivalents	(4,353,536)	(4,476,834)	2,901,490
Cash and cash equivalents, beginning of year	9,380,059	13,856,893	10,955,403
Cash and cash equivalents, end of year	$5,026,523	$9,380,059	$13,856,893

See accompanying notes to consolidated financial statements.

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

We sell and continue to develop fuel cell product solutions to replace lead-acid batteries in material handling vehicles and industrial trucks for some of North America’s largest distribution and manufacturing businesses. We are focusing our efforts on material handling applications (forklifts) at multi-shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Our current product line includes: GenDrive, a hydrogen fueled PEM fuel cell system providing power to material handling vehicles; GenKey, our turn-key solution offering complete simplicity to customers transitioning their material handling vehicles to fuel cell power; GenFuel, our hydrogen fueling delivery system; and GenCare, our ongoing maintenance program for both the GenDrive fuel cells and GenFuel products.

We sell our products worldwide, with a primary focus on North America, through our direct product sales force, leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks. We are party to a joint venture based in France with Axane, S.A. under the name Hypulsion, to develop and sell hydrogen fuel cell systems for the European material handling market.  We sell to businesses, government agencies and commercial consumers.

We were organized in the State of Delaware on June 27, 1997.

Unless the context indicates otherwise, the terms “Company,” “Plug Power,” “we,” “our” or “us” as used herein refers to Plug Power Inc. and its subsidiaries.

Liquidity

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, funding the growth in our GenKey “turn-key” solution which also includes the installation of our customer’s hydrogen infrastructure as well as delivery of the hydrogen molecule, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

 We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $62.8 million, $31.9 million and $27.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and has an accumulated deficit of $849.4 million at December 31, 2013.  Substantially all of our accumulated deficit has been incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations. We expect that for fiscal year 2014, our operating cash burn will be approximately $10-$15 million.

Net cash used in operating activities for the year ended December 31, 2013 was $26.9 million. Additionally, on December 31, 2013, we had cash and cash equivalents of $5.0 million and net working capital of $11.1 million. This compares to $9.4 million and $6.9 million, respectively, at December 31, 2012.

On January 15, 2014, we completed an underwritten public offering of 10,000,000 shares of common stock and accompanying warrants to purchase 4,000,000 shares of common stock. The shares and the warrants were sold together in a fixed combination, with each combination consisting of one share of common stock and 0.40 of a warrant to purchase one share of common stock, at a price of $3.00 per fixed combination for gross proceeds of $30.0 million. The securities were placed with a single institutional investor. The warrants have an exercise price of $4.00 per share, are immediately exercisable and will expire on January 15, 2019.  Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses were approximately $28.0 million.

On March 11, 2014, we completed an underwritten public offering of 3,902,440 shares of common stock. The shares were sold at $5.74 per share for gross proceeds of approximately $22.4 million. The shares were placed with a single institutional investor.  Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses were approximately $21.5 million.

Between January 1, 2014 and March 21, 2014, we have received an additional $18.2 million from the exercise of previously issued common stock warrants.

To date, we have funded our operations primarily through public and private offerings of common and preferred stock, a sale-leaseback of our building, our previous line of credit and maturities and sales of our available-for-sale securities. The Company believes that its current cash, cash equivalents, cash generated from future sales, cash generated from the exercise of outstanding warrants, and cash generated from recent public offerings will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

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

Cash Equivalents

Cash equivalents consist of money market accounts with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.  The Company’s cash and cash equivalents are deposited with financial institutions located in the U.S. and may at times exceed insured limits.

Accounts Receivable

Accounts receivable related to product and service arrangements are recorded when products are shipped or delivered to customers, as appropriate. Accounts receivable related to contract research and development arrangements are recorded when work is completed under the applicable contract. Accounts receivable are stated at the amount billed to customers and are ordinarily due between 30 and 60 days after the issuance of the invoice. Accounts are considered delinquent when more than 90 days past due, and no extended payment agreements have been granted. Delinquent receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts and related receivable are reduced when the amount is deemed uncollectible.  As of December 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $0.

Inventory

Inventory is stated at the lower of cost or market value and consists primarily of raw materials. In the case of our consignment arrangements, we do not relieve inventory until the customer has accepted the product, at which time the risks and rewards of ownership have transferred. At December 31, 2013 and 2012, inventory on consignment was valued at approximately $1,178,000 and $406,000, respectively.

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

Revenue Recognition

The Company recognizes revenue under arrangements for products and services, which may include the sale of products (GenDrive units) and related services, including revenue from installation, service and maintenance, spare parts, hydrogen fueling services, which may include hydrogen supply as well as hydrogen fueling infrastructure, and leased units. The Company also recognizes revenue under research and development contracts, which are primarily cost reimbursement contracts associated with the development of PEM fuel cell technology. Revenue is generally recognized under these arrangements as follows.

Products and Services

The Company enters into revenue arrangements that may contain a combination of fuel cell systems and equipment, which may be sold, or under a limited number of arrangements leased to customers, installation, service, maintenance, spare parts, hydrogen fueling and other support services. For these multiple deliverable arrangements, the Company accounts for each separate deliverable as a separate unit of accounting if the delivered item or items have value to the customer on a standalone basis. The Company considers a deliverable to have standalone value if the item is sold separately by us or another entity or if the item could be resold by the customer. The Company allocates revenue to each separate deliverable based on its relative selling price. When determining the relative selling price, the Company utilizes its best estimate of the selling price as vendor-specific objective evidence and third-party evidence is generally not available for the deliverables involved in our revenue arrangements due to a lack of a competitive environment in selling fuel cell technology. For a majority of our deliverables, the Company determines relative selling prices using its best estimate of the selling price as vendor-specific objective evidence and third-party evidence is generally not available for the deliverables involved in its revenue arrangements due to a lack of a competitive environment in selling fuel cell technology. When determining estimated selling prices, the Company may consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, the Company’s ongoing pricing strategy and policies, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold, as applicable. The Company determines estimated selling prices for deliverables in its agreements based on the specific facts and circumstances of each arrangement and analyzes the estimated selling prices used for its allocation of arrangement consideration at least annually. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.

Once relative selling prices are determined, the Company proportionately allocates the sale consideration to each element of the arrangement.  The allocated sales consideration related to fuel cell systems and equipment, spare parts, and hydrogen is recognized as revenue at shipment if title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.  The allocated sales consideration related to installation, service, maintenance, and hydrogen delivery infrastructure is generally recognized as revenue when completed or on a straight-line basis over the term of the contract, as appropriate.

In the case of consignment sales, the Company does not begin recognizing revenue until the customer has accepted the product, at which time the risks and rewards of ownership have transferred, the price is fixed, and the Company has a reasonable expectation of collection upon billing.

The Company does not include a right of return on its products other than rights related to warranty provisions that permit repair or replacement of defective goods. The Company accrues for anticipated warranty costs at the same time that revenue is recognized for the related product.

The Company has also sold extended warranty contracts that generally provide for a five to ten year warranty from the date of product installation. These types of contacts are accounted for as a separate deliverable, and accordingly, revenue generated from these transactions is deferred and recognized in income over the warranty period, generally on a straight-line basis. Additionally, the Company may enter into annual service and maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract.

At December 31, 2013 and 2012, the Company had unbilled amounts from product and service revenue in the amount of approximately $184,000 and $118,000, respectively, which is included in other current assets in the accompanying consolidated balance sheets. At December 31, 2013 and 2012, the Company had deferred product and service revenue in the amount of $9.0 million and $7.3 million, respectively.

Research and Development Contracts

Contract accounting is used for research and development contract revenue. The Company generally shares in the cost of these programs with cost sharing percentages generally ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. All allowable work performed through the end of each calendar quarter is billed, subject to limitations in the respective contracts. We expect to continue research and development contract work that is directly related to our current product development efforts. At December 31, 2013 and 2012, the Company had unbilled amounts from research and development contract revenue in the amount of approximately $111,000 and $182,000, respectively and is included in other current assets in the accompanying consolidated balance sheets. Unbilled amounts at December 31, 2013 are expected to be billed during the first quarter of 2014.

Product Warranty Reserve

Our GenDrive products are generally sold with a one to two-year product warranty to customers that commences on the product installation date.  We currently estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for future claims in the period the revenue is recognized. The Company’s product warranty reserve as of December 31, 2013 is approximately $1.6 million and is included in product warranty reserve in the accompanying consolidated balance sheets.  Included in this balance is approximately $1.2 million related to specific GenDrive component quality issues that were identified during the year ended December 31, 2012.

Property, Plant and Equipment

Property, plant and equipment are originally recorded at cost. Maintenance and repairs are expensed as costs are incurred. Depreciation on plant and equipment, which includes depreciation on the Company’s facility that is accounted for as a financing obligation (see Note 10, Finance Obligation), is calculated on the straight-line method over the estimated useful lives of the assets. The Company records depreciation and amortization over the following estimated useful lives:

Buildings	20 years
Building improvements	5–20 years
Software, machinery and equipment	1–15 years

Gains and losses resulting from the sale of property and equipment are recorded in current operations.

     Leased Property Under Capital Lease

        Leased property under capital lease is stated at the present value of minimum lease payments. Amortization expense is recorded on a straight‑line basis over 6 years, the shorter of the lease term and the estimated useful life of the asset. Amortization expense amounted to $516,497 and $129,122 for the years ended December 31, 2013 and December 31, 2012, respectively, and has been included in cost of service revenue in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Common Stock Warrant Accounting

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. In compliance with applicable securities law, registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We classify these derivative warrant liabilities on the accompanying consolidated balance sheets as a long-term liability, which is revalued at each balance sheet date subsequent to the initial issuance using the Black-Scholes pricing model. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in the fair value of the warrants are reflected in the accompanying consolidated statements of operations as change in fair value of common stock warrant liability.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC No. 740-10-25, Income Taxes – Overall – Recognition. The Company recognizes in its consolidated financial statements the impact of a tax position only if that position is more likely than not to be sustained on audit, based on the technical merits of the position.

Foreign Currency Translation

Historically, foreign currency translation adjustments arose from conversion of the Company’s foreign subsidiary’s financial statements to U.S. dollars for reporting purposes, and were included in accumulated other comprehensive income (loss) in stockholders’ (deficit) equity on the accompanying consolidated balance sheets.  As of September 30, 2013, the functional currency of our last remaining foreign subsidiary, Plug Power Canada Inc., was changed to the U.S. dollar, therefore these translation adjustments will no longer occur.  Transaction gains and losses resulting from the effect of exchange rate changes on transactions denominated in currencies other than the U.S. dollar give rise to realized foreign currency transaction gains and losses, and are included in interest and other expense in the accompanying consolidated statements of operations.

Research and Development

Costs incurred in research and development by the Company are expensed as incurred.

Joint Venture

The Company accounts for investments in joint ventures in which we have significant influence in accordance with applicable accounting guidance in ASC Subtopic 323-10, Investments – Equity Method and Joint Ventures – Overall.  On February 29, 2012 we completed the formation of our joint venture with Axane, S.A., a subsidiary of Air Liquide, under the name HyPulsion (the JV). The principal purpose of the JV is to develop and sell hydrogen fuel cell systems for the European material handling market. Axane contributed cash at the closing and will make additional fixed cash contributions in 2013 and 2014 in exchange for an initial 55% ownership of the JV, subject to certain conditions. We have not contributed any cash to the JV and we are not obligated to contribute any cash. We contributed to the JV the right to use our technology, including design and technology know-how on GenDrive systems, in exchange for an initial 45% ownership of the JV.

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

In accordance with the equity method of accounting, the Company will increase its investment in the JV by its share of any earnings, and decrease its investment in the JV by its share of any losses. Losses in excess of the investment must be restored from future profits before we can recognize our proportionate share of profits. As of December 31, 2013, the Company had a zero basis for its investment in the JV.

Redeemable Preferred Stock

On May 8, 2013, the Company entered into a Securities Purchase Agreement with Air Liquide, pursuant to which the Company agreed to issue and sell 10,431 shares of the Company’s Series C Redeemable Convertible Preferred Stock, par value $0.01 per share, for an aggregate purchase price of approximately $2.6 million (Euro 2 million) in cash, as more fully discussed in Note 5, Redeemable Preferred Stock. We account for preferred stock as temporary equity in accordance with applicable accounting guidance in Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity. Dividends on the redeemable preferred stock are accounted for as a reduction (increase) in the net income (loss) attributable to common shareholders.

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

The Company estimates the fair value of stock-based awards using a Black-Scholes valuation model. Stock-based compensation expense is recorded in “Cost of product revenue”, “Cost of service revenue”, “Research and development expense” and “Selling, general and administrative expenses” in the accompanying consolidated statements of operations based on the employees’ respective function.

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based upon the amount of compensation cost recognized and the Company's statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax return are recorded in additional paid-in capital if the tax deduction exceeds the deferred tax asset or in the consolidated statements of operations if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards.  Excess tax benefits are recognized in the period in which the tax deduction is realized through a reduction of taxes payable. No tax benefit or expense for stock-based compensation has been recorded during the years ended December 31, 2013, 2012 and 2011 since the Company remains in a NOL position.

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

The following table provides the components of the calculations of basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net loss attributable to common shareholders	$(62,790,800)	$(31,862,454)	$(27,453,954)
Denominator:
Weighted average number of common shares
outstanding	76,436,408	34,376,427	18,778,066

The dilutive potential common shares are summarized as follows:

	At December 31,
	2013	2012	2011
Stock options outstanding	4,703,326	1,986,255	1,948,997
Restricted stock outstanding	650,002	-	280,771
Common stock warrants (1)	24,137,878	9,421,008	7,128,563
Preferred stock (2)	10,972,859	-	-
Number of dilutive potential common shares	40,464,065	11,407,263	9,358,331

(1)

On May 31, 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering. As a result of the March 28 and 29, 2012 and February 20 and 21, 2013 public offerings, the May 8, 2013 issuance of Series C redeemable convertible preferred stock, and the September 16, 2013 public offering described in Note 4, the number of warrants increased to 22,995,365 pursuant to the anti-dilution provisions of those warrants. Additionally, on February 20, 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering. Of the warrants issued in these offerings, 22,494,987 were exercised as of December 31, 2013.

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

Subsequent Events

The Company evaluates subsequent events at the date of the balance sheet as well as conditions that arise after the balance sheet date but before the financial statements are issued. The effects of conditions that existed at the date of the balance sheet date are recognized in the financial statements. Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading. To the extent such events and conditions exist, if any, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  These reclassifications include separating what was previously presented as product and service revenue and cost of product and service revenue into separate product revenue and service revenue and cost of product revenue and cost of service revenue line items on the consolidated statements of operations.  These reclassifications did not impact the results of operations or net cash flows in the periods presented.

Recent Accounting Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

3. Inventory

Inventory as of December 31, 2013 and December 31, 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Raw materials and supplies	$8,881,596	$7,576,862
Work-in-process	219,327	314,321
Finished goods	1,305,397	659,274
	$10,406,320	$8,550,457

4. Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. There were 106,190,652 and 38,238,858 shares of common stock issued and outstanding as of December 31, 2013 and 2012, respectively.

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

The Company has registered Series A Junior Participating Cumulative Preferred Stock, par value $.01 per share. As of December 31, 2013 and 2012, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.

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

2011 Public Offerings

On May 31, 2011, the Company completed an underwritten public offering of 8,265,000 shares of its common stock and warrants to purchase an aggregate of 7,128,563 shares of common stock (including warrants to purchase an aggregate of 929,813 shares of common stock purchased by the underwriter pursuant to the exercise of its over-allotment option). Net proceeds, after underwriting discounts and commissions and other fees and expenses payable by Plug Power, were $18,289,883 (of this amount $8,768,143 in fair value was recorded as common stock warrant liability at issuance date). The shares and the warrants were sold together as a fixed combination, with each combination consisting of one share of common stock and 0.75 of a warrant to purchase one share of common stock, at a price to the public of $2.42 per fixed combination. The warrants are exercisable upon issuance and will expire on May 31, 2016. The exercise price of the warrants upon issuance was $3.00 per share of common stock and is subject to weighted average anti-dilution provisions in the event of issuance of additional shares of common stock and certain other conditions, as further described in the warrant agreement. Additionally, in the event of a sale of the Company, and under certain conditions, each warrant holder has the right to require the Company to purchase such holder’s warrants at a price determined using a Black-Scholes option pricing model. As a result of the March 28 and 29, 2012 public offerings and pursuant to the effect of the anti-dilution provisions, the exercise price of the warrants was reduced to $2.27 per share of common stock. Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise of the warrants was increased to 9,421,008 shares. As a result of the February 20 and 21, 2013 public offerings and pursuant to the effect of the anti-dilution provisions, the exercise price of the warrants was reduced to $1.13 per share of common stock. Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise was increased to 18,925,389 shares. As a result of the May 8, 2013 agreement to issue and sell Air Liquide 10,431 shares of Series C Redeemable Convertible Preferred Stock, and pursuant to the effect of the anti-dilution provisions, the exercise price of the warrants was reduced to $1.03 per share of common stock. Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise was increased to 20,762,805 shares. As a result of the September 16, 2013 public offering and pursuant to the effect of the anti-dilution provisions, the exercise price of the warrants was reduced to $0.93 per share of common stock. Simultaneously with the adjustment to the exercise price, the number of common stock shares that may be purchased upon exercise of the warrants was increased to 22,995,365.

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

5. Redeemable Preferred Stock

On May 8, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Air Liquide Investissements d'Avenir et de Demonstration (“Air Liquide”), pursuant to which the Company agreed to issue and sell to Air Liquide 10,431 shares of the Company’s Series C Redeemable Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), for an original issue price of $2,595,400 in cash. Net proceeds, after fees and expenses paid by the Company, were $2,371,080.

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

6. Employee Benefit Plans

      Stock Option Plan

2011 Stock Option and Incentive Plan

On May 12, 2011, the Company’s stockholders approved the 2011 Stock Option and Incentive Plan (the 2011 Plan). The 2011 Plan provides for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 1,000,000, plus (ii) the number of shares of common stock underlying any grants pursuant to the 2011 Plan or the Plug Power Inc. 1999 Stock Option and Incentive Plan that are forfeited, canceled, repurchased or are terminated (other than by exercise). The shares may be issued pursuant to stock options, stock appreciation rights, restricted stock awards and certain other equity-based awards granted to employees, directors and consultants of the Company. No grants may be made under the 2011 Plan after May 12, 2021. On May 16, 2012, the stockholders approved an amendment to the 2011 Plan, to increase the number of shares of the Company’s common stock authorized for issuance under the 2011 Plan from 1.0 million to 6.5 million.

At December 31, 2013, there were approximately 4.7 million options granted and outstanding and 1.1 million options available to be issued under the 2011 Stock Option Plan. The 2011 Stock Option Plan permits the Company to: grant incentive stock options; grant non-qualified stock options; grant stock appreciation rights; issue or sell common stock with vesting or other restrictions, or without restrictions; grant rights to receive common stock in the future with or without vesting; grant common stock upon the attainment of specified performance goals; and grant dividend rights in respect of common stock. Options for employees issued under this plan generally vest in equal annual installments over three years and expire ten years after issuance. Options granted to members of the Board generally vest one year after issuance. To date, options granted under the 2011 Stock Option Plan have vesting provisions ranging from one to three years in duration and expire ten years after issuance.

Compensation cost associated with employee stock options represented approximately $1,445,000 of the total share-based payment expense recorded for the year ended December 31, 2013. The Company estimates the fair value of stock options using a Black-Scholes valuation model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, an appropriate risk-free rate, and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 3,090,900, 78,400 and 1,618,400 options granted during the years ended December 31, 2013, 2012 and 2011, respectively, were as follows:

	2013	2012	2011
Divident yield:	0%	0%	0%
Expected term of options (years):	6	6	6
Risk free interest rate:	0.93%-1.70%	0.80%-1.16%	1.16%-2.61%
Volatility:	92%-107%	80%	74%-79%

The Company’s estimate of an expected option term was calculated in accordance with the simplified method for calculating the expected term assumption. The estimated stock price volatility was derived from the Company’s actual historic stock prices over the past six years, which represents the Company’s best estimate of expected volatility.

A summary of stock option activity for the year December 31, 2013 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Terms	Value
Options outstanding at December 31, 2012	1,986,255	$8.95	7.9	$-
Granted	3,090,900	0.40	9.6	-
Exercised	-	-	-	-
Forfeited	(340,837)	6.41	-	-
Expired	(32,992)	51.05	-	-
Options outstanding at December 31, 2013	4,703,326	$3.22	8.7	-
Options exercisable at December 31, 2013	1,193,800	10.45	6.7	-
Options unvested at December 31, 2013	3,509,526	$0.77	9.4	$2,751,453

The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $0.32, $0.83 and $3.58, respectively. There were no stock options exercised during the year ended December 31, 2013. As of December 31, 2013, there was approximately $1,437,000 of unrecognized compensation cost related to stock option awards to be recognized over the next three years. The total fair value of stock options that vested during the years ended December 31, 2013 and 2012 was approximately $1,445,000 and $1,407,000, respectively.

Restricted stock awards generally vest in equal installments over a period of one to three years. Restricted stock awards are valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense of approximately $33,000 associated with its restricted stock awards in 2013. Additionally, as of December 31, 2013, there was $207,000 of unrecognized compensation cost related to restricted stock awards to be recognized over the next three years.

A summary of restricted stock activity for the year ended December 31, 2013 is as follows:

		Aggregate
		Instrinsic
	Shares	Value
Unvested restricted stock at December 31, 2012	-	$-
Granted	683,336	1,059,171
Forfeited	(33,334)	(51,668)
Unvested restricted stock at December 31, 2013	650,002	$1,007,503

For the years ended December 31, 2013, 2012, and 2011, the Company recorded expense of approximately $2.2 million, $2.0 million, and $1.5 million respectively, in connection with its share based payment awards.

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute 100% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings or less actual losses thereon. Participants are vested in the Company’s matching contribution based on years of service completed. Participants are fully vested upon completion of three years of service. During 2002, the Company began funding its matching contribution in common stock. Accordingly, the Company has issued 1,319,914, 403,579 and 133,748 shares of common stock to the Plug Power Inc. 401(k) Savings & Retirement Plan during 2013, 2012 and 2011, respectively.

The Company’s expense for this plan, including the issuance of shares, was approximately $371,000, $436,000 and $374,000 for years ended December 31, 2013, 2012 and 2011, respectively.

7. Note Receivable

On May 25, 2012, we executed a $663,359 Promissory Note with Forem Energy Group, maturing on May 25, 2022. This note is unsecured and bears interest at an annual rate of 2.9%. Accordingly, receivables relating to this agreement in the amount $509,945 and $65,735 have been recorded as note receivable and current portion of note receivable (prepaid expenses and other current assets), respectively, in the accompanying consolidated balance sheet as of December 31, 2013, and $570,697 and $59,017 have been recorded as note receivable and current portion note receivable (prepaid expenses and other current assets), respectively, in the accompanying consolidated balance sheet as of December 31, 2012. The carrying amounts reported are considered to approximate fair value.

8. Property, Plant and Equipment

Property, plant and equipment at December 31, 2013 and 2012 consist of the following:

	December 31,	December 31,
	2013	2012
Land	$90,000	$90,000
Buildings	15,332,232	15,332,232
Building improvements	4,923,827	4,939,283
Software, machinery and equipment	10,658,236	13,741,573
	31,004,295	34,103,088
Less accumulated depreciation	(25,726,628)	(27,394,851)
Property, plant, and equipment, net	$5,277,667	$6,708,237

Depreciation expense related to property, plant and equipment was $1.4 million, $1.9 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

9. Capital Lease

On October 1, 2012, the Company entered into an agreement under which it is providing a customer with 255 GenDrive units, service and maintenance of the units and daily delivery of hydrogen in exchange for a monthly utility payment tied to the amount of energy (kilograms of hydrogen) consumed each month.  The agreement has an initial term of three years with an automatic three year renewal unless the customer terminates at the end of the initial 3 year term.

On December 28, 2012, Plug Power sold the 255 GenDrive units in use under the agreement to a third party and leased back the equipment to fulfill its obligations under the agreement or at other customer sites as agreed to by the owner/lessor. The transaction has been recorded by the Company as leased property under capital lease with a corresponding liability of obligations under capital lease on the consolidated balance sheets.

Future minimum capital lease payments as of December 31, 2014 are:

Year ending December 31,	Capital leases
2014	$815,184
2015	611,388
Total future minimum lease payments	$1,426,572

Less amount representing interest (at 9.9%)	121,823
Present value of net minimum capital lease payments	1,304,749
Less current installments of obligations under capital leases	717,870
Obligations under capital leases, excluding current installments	$586,879

Leased property under capital lease at December 31, 2013 and December 31, 2012 consists of the following:

	December 31,	December 31,
	2013	2012
Leased property under capital lease	$3,098,921	$3,098,921
Less accumulated depreciation	(645,609)	(129,122)
Leased property under capital lease, net	$2,453,312	$2,969,799

10.  Finance Obligation

On March 27, 2013, the Company completed a sale-leaseback transaction of its property located at 968 Albany Shaker Road, Latham, New York, for an aggregate sale price of $4,500,000, of which $2,750,000 was received in cash at closing and $1,750,000 is receivable with 5% annual interest, over 15 years in equal monthly installments of $13,839. Although the property was sold and the Company has no legal ownership of the facility, the Company was prohibited from recording the transaction as a sale because of continuing involvement with the property.  Accordingly, the sale has been accounted for as a financing transaction, which requires the Company to continue reporting the building as an asset and to record a financing obligation for the sale price. Liabilities relating to this agreement of $2,492,330 and $59,375 have been recorded as finance obligation and current portion finance obligation (other current liabilities), respectively, in the accompanying consolidated balance sheet as of December 31, 2013.

In connection with the sale-leaseback transaction, the Company also entered into an agreement with the buyer, pursuant to which the Company leases from the buyer a portion of the premises sold for a term of 15 years. The Company’s remaining future minimum payments under the 15 year lease are as follows:

Year ending December 31, 2013
2014	$459,564
2015	459,564
2016	459,564
2017	459,564
2018	483,132
Thereafter	4,795,976
Total future minimum financing obligation payments	7,117,364
Less interest	(2,825,497)
Present value of future minimum financing obligation payments	$4,291,867

As part of the terms of the transaction, the Company issued a standby letter of credit to the benefit of the landlord/lessor that can be drawn by the beneficiary in the event of default on the lease by Plug Power. The standby letter totals $500,000 and is 100% collateralized by cash balances of the Company. The standby letter is renewable for a period of ten years and can be cancelled in part or in full if certain covenants are met and maintained by the Company. Accordingly, as of December 31, 2013, $500,000 has been recorded to restricted cash in the accompanying consolidated balance sheet.

11. Loan and Security Agreement

At December 31, 2012, the Company was a party to a loan and security agreement, as amended, with Silicon Valley Bank, or SVB, providing us with access to up to $15.0 million of financing in the form of revolving loans, letters of credit, foreign exchange contracts and cash management services. The Loan Agreement expired on March 29, 2013. As of December 31, 2012, $3.4 million was outstanding under the loan agreement. This amount was subsequently paid in full in January, 2013.

In September 2011, the Company signed a letter of credit with SVB in the amount of $525,000. The standby letter of credit is required by the agreement negotiated between Air Products and Chemicals, Inc., or Air Products, and us to supply hydrogen infrastructure and hydrogen to Central Grocers at their distribution center. There are no collateral requirements associated with this letter of credit.

12. Intangible Assets

Intangible assets, consisting of acquired technology and customer relationships, are amortized using the straight-line method over their useful lives of eight years.

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2013 are as follows:

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total

Acquired Technology	8 years	$17,036,835	$(14,301,907)	$2,734,928
Customer Relationships	8 years	1,000,000	(833,333)	166,667
		$18,036,835	$(15,135,240)	$2,901,595

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2012 are as follows:

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total

Acquired Technology	8 years	$17,134,953	$(12,156,049)	$4,978,904
Customer Relationships	8 years	1,000,000	(708,333)	291,667
		$18,134,953	$(12,864,382)	$5,270,571

 The change in the gross carrying amount of the acquired technology from December 31, 2012 to December 31, 2013 is due to changes in foreign exchange rates.

Amortization expense for acquired identifiable intangible assets for the years ended December 31, 2013, 2012, and 2011 was $2.3 million, $2.3 million, and $2.3 million, respectively. Estimated amortization expense for subsequent years is as follows:

2014	$2,263,776
2015	637,819
Total	$2,901,595

13. Accrued Expenses

Accrued expenses at December 31, 2013 and 2012 consist of:

	2013	2012
Accrued payroll and compensation related costs	$1,531,175	$708,495
Accrued dealer commissions and customer rebates	235,690	1,097,498
Other accrued liabilities	1,301,909	2,022,052
Total	$3,068,774	$3,828,045

14. Fair Value Measurements

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

Level 1– Level 1 inputs are unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Level 2 inputs are inputs other than quoted prices included within Level 1. Level 2 inputs are observable either directly or indirectly. These inputs include: (a) Quoted prices for similar assets or liabilities in active markets; (b) Quoted prices for identical or similar assets or liabilities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or in which little information is released publicly; (c) Inputs other than quoted prices that are observable for the asset or liability; and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Level 3 inputs are unobservable inputs for an asset or liability. These inputs should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

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

The following tables summarize the basis used to measure certain financial assets at fair value on a recurring basis in the consolidated balance sheets:

 Basis of Fair Value Measurements

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at December 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)

Common stock warrant liability	$28,829,849	$-	$-	$28,829,849

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at December 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)

Common stock warrant liability	$475,825	$-	$-	$475,825

The following tables show reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3):

Fair Value
Measurement Using
Significant
Common stock warrant liability	Unobservable Inputs
Beginning of period - January 1, 2013	$475,825
Change in fair value of common stock warrants	37,101,818
Issuance of common stock warrants	2,451,028
Exercise of common stock warrants	(11,198,822)
Fair value of common stock warrant liability at December 31, 2013	$28,829,849

Fair Value
Measurement Using
Significant
Common stock warrant liability	Unobservable Inputs
Beginning of period - January 1, 2012	$5,320,990
Change in fair value of common stock warrants	(4,845,165)
Fair value of common stock warrant liability at December 31, 2012	$475,825

The following summarizes the valuation technique for assets measured and recorded at fair value:

Common stock warrant liability (Level 3):  For our common stock warrants, fair value is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

The Company used the following assumptions for its common stock warrants issued on May 31, 2011. The risk-free interest rate for May 31, 2011 (issuance date), December 31, 2012, and December 31, 2013 was 0.75%, 0.31% and 0.52%, respectively. The volatility of the market price of the Company’s common stock for May 31, 2011, December 31, 2012 and December 31, 2013 was 94.4%, 73.5%, and 119.3%, respectively. The expected average term of the warrant used for all periods was 2.4 years.

The Company used the following assumptions for its common stock warrants issued on February 20, 2013. The risk-free interest rate for February 20, 2013 (issuance date) and December 31, 2013 was 0.85% and 1.14%, respectively. The volatility of the market price of the Company’s common stock for February 20, 2013 and December 31, 2013 was 102.0% and 99.0%, respectively. The expected average term of the warrant used for February 20, 2013 and December 31, 2013 were 5.0 years and 4.1 years, respectively.

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

15. Income Taxes

The components of loss before income taxes and the provision for income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows:

Loss before income taxes:	2013	2012	2011
United States	$(61,730,000)	$(30,399,000)	$(25,483,000)
Foreign	(1,350,000)	(1,463,000)	(1,971,000)
	$(63,080,000)	$(31,862,000)	$(27,454,000)

Income tax benefit	2013	2012	2011
United States	$-	$-	$-
Foreign	(410,000)	-	-

	$(410,000)	$-	$-

The significant components of U.S. deferred income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Deferred tax (benefit) expense	$(3,209,000)	$10,661,000	$17,774,000
Net operating loss carryforward (generated) expired	(6,536,000)	26,924,000	187,597,000
Valuation allowance increase (decrease)	9,745,000	(37,585,000)	(205,371,000)
Provision for Income taxes	$-	$-	$-

The significant components of foreign deferred income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Deferred tax expense (benefit)	$1,406,000	$(1,041,000)	$(1,268,000)
Net operating loss carryforward expired (generated)	(15,000)	(79,000)	496,000
Valuation allowance (decrease) increase	(1,391,000)	1,120,000	772,000
Provision for Income taxes	$-	$-	$-

The Company’s effective income tax rate differed from the federal statutory rate as follows:

	2013	2012	2011
U.S. Federal statutory tax rate	(35.0%)	(35.0%)	(35.0%)
Deferred state taxes, net of federal benefit	(1.3%)	(3.3%)	(3.1%)
Common stock warrant liability	20.6%	(5.3%)	(4.4%)
Gain on Hypulsion transaction	(1.8%)	0.0%	0.0%
Other, net	0.1%	0.1%	0.6%
Change to uncertain tax positions	(1.3%)	(1.6%)	(57.5%)
Foreign tax rate differential	0.2%	0.5%	0.8%
Expiring attribute carryforward	2.2%	0.0%	5.4%
Adjustments to open deferred tax balance	(0.3%)	(5.8%)	(1.7%)
Writeoff of tax attributes due to imposition of Section
382 limitation	1.5%	165.7%	840.9%
Tax credits	0.0%	0.0%	(0.3%)
Change in valuation allowance	14.5%	(115.3%)	(745.7%)
	(0.6%)	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	U.S.		Foreign
	Years ended December 31,		Years ended December 31,
	2013	2012	2013	2012
Intangible assets	$59,000	$130,000	$999,000	$694,000
Deferred revenue	3,425,000	2,779,000	-	-
Other reserves and accruals	1,253,000	1,621,000	-	-
Tax credit carryforwards	-	-	84,000	1,569,000
Property, plant and equipment	1,450,000	1,541,000	504,000	541,000
Amortization of stock-based compensation	9,183,000	8,495,000	-	-
Capitalized research & development expenditures	13,775,000	15,846,000	5,195,000	5,384,000
Net operating loss carryforwards	9,883,000	3,347,000	3,556,000	3,541,000
Total deferred tax asset	39,028,000	33,759,000	10,338,000	11,729,000
Valuation allowance	(26,746,000)	(17,001,000)	(10,338,000)	(11,729,000)
Net deferred tax assets	$12,282,000	$16,758,000	$-	$-
Non-employee stock based compensation	(1,556,000)	(1,556,000)	-	-
Section 382 recognized built in loss	(10,726,000)	(15,202,000)		-
Net deferred tax liability	$(12,282,000)	$(16,758,000)	$-	$-
Net	$-	$-	$-	$-

The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2013 and 2012 of approximately $37.0 million and $28.7 million, respectively.  A reconciliation of the current year change in valuation allowance is as follows:

	Total	U.S.	Foreign
Increase in valuation allowance for current year increase in net operating losses:	$6,529,000	$6,536,000	$(7,000)
Increase in valuation allowance for current year net increase in deferred tax assets
other than net operating losses:	3,587,000	3,209,000	378,000
Decrease in valuation allowance as a result of foreign currency fluctuation	(798,000)	-	(798,000)

Decrease in valuation allowance as a result of tax attribute expiration	(1,478,000)	-	(1,478,000)
Increase in valuation allowance due to current year change of deferred tax assets
as the result of uncertain tax positions.	514,000	-	514,000
Net increase (decrease) in valuation allowance	$8,354,000	$9,745,000	$(1,391,000)

The deferred tax assets have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets may not be realized. Included in the valuation allowance at December 31, 2013 and December 31, 2012 are $0.1 million of deferred tax assets resulting from the exercise of employee stock options, which upon subsequent realization of the tax benefits, will be allocated directly to paid-in capital.

Before the imposition of IRC Section 382 limitations described below, at December 31, 2013, the Company has unused federal and state net operating loss carryforwards of approximately $741 million, of which $117 million was generated from the operations of acquired companies prior to the dates of acquisition and $624 million was generated by the Company subsequent to the acquisition dates and through December 31, 2013. The net operating loss carryforwards if unused will expire at various dates from 2017 through 2033.

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

Based upon IRC Section 382 studies, Section 382 ownership changes occurred in 2013, 2012 and 2011 that resulted in $728 million of the Company's $741 million of federal and state net operating loss carryforwards being subject to IRC Section 382 limitations.  As a result of IRC Section 382 limitations, $715 million of the $728 million net operating loss carryforwards that are limited will expire prior to utilization. As a result of the IRC Section 382 limitations these net operating loss carryforwards that will expire unutilized are not reflected in the Company’s gross deferred tax asset as of December 31, 2013.

The ownership changes also resulted in net unrealized built in losses per IRS Notice 2003-65 which should result in recognized built in losses during the five year recognition period of approximately $40.7 million.  This will translate into unfavorable book to tax add backs in the Company's 2013 to 2018 U.S. corporate income tax returns that resulted in a gross deferred tax liability of $10.7 million at December 31, 2013 with a corresponding reduction to the valuation allowance.  This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense).  This has no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

IRC Section 382 also limits the ability for a Company to utilize research credit carryforwards.  Approximately $15.6 million of research credit carryforwards are subject to IRC Section 382 limitations and as a result of the IRC Section 382 limitations, the entire $15.6 million will expire prior to utilization.

At December 31, 2013, the Company has unused foreign net operating loss carryforwards of approximately $16.6 million. The net operating loss carryforwards if unused will expire at various dates from 2014 through 2031.  At December 31, 2013, the Company has scientific research and experimental development expenditures of $20.8 million available to offset future taxable income.  These expenditures have no expiry date.  At December 31, 2013, the Company has Canadian ITC credit carryforwards of $0.5 million available to offset future income tax.  These credit carryforwards if unused will expire at various dates from 2014 through 2025.  Approximately $2.3 million of the foreign net operating loss carryforwards and $0.4 million of the Canadian ITC credit carryforwards represent unrecognized tax benefits and are therefore, not reflected in the Company's deferred tax asset as of December 31, 2013.

As of December 31, 2013, the Company has no un-repatriated foreign earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Unrecognized tax benefits balance at beginning of year	$1,579,000	$2,046,000	$17,893,000
Reductions for tax positions of prior years	(471,000)	(503,000)	(15,875,000)
Currency Translation	(75,000)	36,000	28,000
Unrecognized tax benefits balance at end of year	$1,033,000	$1,579,000	$2,046,000

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2013 the company recognized a $0.4 million benefit due to a reduction in interest and penalties as a result of the expiration of the associated statute of limitations.  The company had $0.8 million and $1.2 million of interest and penalties accrued at December 31, 2013 and December 31, 2012, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business the company is subject to examination by taxing authorities.  Open tax years in the U.S. range from 2010 to 2013, and open tax years in foreign jurisdictions range from 2006 to 2013.  However, upon examination in subsequent years, if net operating losses carryforwards and tax credit carryforwards are utilized, the U.S. and foreign jurisdictions can reduce net operating loss carryforwards and tax credit carryforwards utilized in the year being examined if they do not agree with the carryforward amount.  As of December 31, 2013, the Company was not under audit in the U.S. or non-U.S. taxing jurisdictions.  No significant changes to the amount of unrecognized tax benefits are anticipated within the next twelve months.

16.   Warranty Reserve

Our GenDrive products are generally sold with a one to two-year product warranty that commences on the product installation date. The Company currently estimates the costs of satisfying warranty claims based on an analysis of past experience and provide for future claims in the period the revenue is recognized.  Factors that affect the warranty liability include the number of installed units, estimated material costs, estimated travel, and labor costs. During the year ended December 31, 2012, the Company adjusted the reserve for additional warranty claims arising from GenDrive component quality issues that were identified during the year. These were isolated quality issues that were identified in GenDrive units that are currently being used at customer sites.  These units are in the process of being retro-fitted with replacement components that will improve the reliability of the GenDrive products for customers.

The following table summarizes product warranty activity recorded during the year ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Beginning balance - January 1	$2,671,409	$1,210,909
Additions for current year deliveries	970,775	996,439
Reductions for payments made	(2,034,053)	(2,809,263)
Reserve Adjustment	-	3,273,324
Ending balance - December 31	$1,608,131	$2,671,409

17. Commitments and Contingencies

Operating Leases

As of December 31, 2013 and 2012, the Company has several non-cancelable operating leases, primarily for hydrogen infrastructure and fork lift trucks that expire over the next five years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2013 are:

Year ending December 31,	Operating leases
2014	$463,652
2015	452,735
2016	451,011
2017	447,564
2018 and thereafter	959,455
Total future minimum lease payments	$2,774,417

Rental expense and rental income for all operating leases for the years ended December 31, 2013, and 2012 were as follows:

	2013	2012
Minimum rentals	$769,000	$764,000
Sublease rental income	(76,104)	(215,141)
	$692,896	$548,859

Litigation

In May 2012, Soroof Trading Development Company Ltd., or Soroof, filed two claims against the Company, GE Microgen, Inc., or GEM, and General Electric Company, or GE, alleging breach of a distributor agreement and seeking damages of $3 million. The Company, GEM and GE, are party to an agreement under which Plug Power agreed to indemnify such parties for up to $1 million of certain losses related to the Soroof distributor agreement. On September 24, 2008, GE made a claim for indemnification against the Company under this agreement for all losses it may suffer as a result of the Soroof dispute. To the extent that the dispute results in an adverse outcome for the Company or for any of the parties Plug Power has agreed to indemnify, the Company could suffer financially as a result of the damages we would have to pay.

Alliances and development agreements

General Electric Company (GE) Entities: On February 27, 2006, the Company, GE MicroGen, Inc., and GE restructured their service and equity relationships by terminating the joint venture and the associated distributor and other agreements, and entering into a new development collaboration agreement. Under this agreement, the Company and GE (through its Global Research unit) agreed to collaborate on programs including, but not limited to, development of tools, materials and components that can be applied to various types of fuel cell products. The Company and GE mutually agreed to extend the terms of the development collaboration agreement such that the Company was obligated to purchase $1 million of services from GE in connection with this collaboration prior to December 31, 2009. As of December 31, 2009, the approximately $363,000 obligation remaining under the extended development collaboration agreement became due and payable; however, the Company and GE d/b/a GE Global Research entered into a Lease Agreement dated October 6, 2009 for space in the Company’s Latham, New York facility whereby the parties mutually agreed that pursuant to section 4 of the Lease Agreement the amount owed by the Company to GE under the development collaboration agreement would be offset by the rent owed by GE to the Company each month. The development collaboration agreement is scheduled to terminate on the earlier of (i) December 31, 2014 or (ii) upon the completion of a certain level of program activity. As of December 31, 2013 and 2012, approximately $0 and $11,000, respectively, have been recorded as accrued expenses in the accompanying consolidated balance sheets related to the development collaboration agreement.

Concentrations of credit risk

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements with and government agencies. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At December 31, 2013, five customers comprise approximately 78.3% of the total accounts receivable balance, with each customer individually representing 30.8%, 26.9%, 10.2%, 5.8% and 4.6% of total accounts receivable, respectively.  At December 31, 2012, four customers comprise approximately 82.2% of the total accounts receivable balance, with each customer individually representing 63.1%, 7.7%, 6.3%, and 5.1% of total accounts receivable, respectively.

For the year ended December 31, 2013, contracts with three customers comprised 33.2% of total consolidated revenues, with each customer individually representing 11.6%, 11.2% and 10.4% of total consolidated revenues, respectively.  For the year ended December 31, 2012, contracts with two customers comprised 43.1% of total consolidated revenues, with each customer individually representing 27.7%, and 15.4% of total consolidated revenues, respectively.

Employment Agreements

The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

Hydrogen Payment Agreement

Pursuant to the agreement negotiated between Air Products and the Company to supply hydrogen infrastructure and hydrogen to Central Grocers at their distribution center, the Company has an obligation to purchase hydrogen from and pay a monthly service charge of $23,300 for hydrogen infrastructure to Air Products for the full term of the contract, which expires on March 19, 2019. Amendment No. 1 to the Hydrogen Payment Agreement became effective April 1, 2010 and increased the monthly service charge to $25,971 to accommodate for the addition of two dispensers and associated piping.  Amendment No. 2 to the Hydrogen Payment Agreement became effective December 1, 2010 and increased the monthly service charge to $27,297.

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

18. Supplemental Disclosures of Cash Flow Information

The following represents required supplemental disclosures of cash flow information and non-cash financing and investing activities which occurred during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011

Stock-based compensation accrual impact, net	$(31,378)	$(10,687)	$395,257
Change in unrealized loss/gain on available for sale securities	-	-	18,502
Cash paid for interest	474,716	255,896	12,634
Transfer of investment in leased property to inventory	-	-	253,786

 19. Geographic Information

The United States was the physical location of all revenue generated for the years ended December 31, 2013, 2012 and 2011.

Long-lived assets, representing the sum of net book value of property, plant, and equipment, net book value of leased property under capital leases, restricted cash, note receivable, and net book value of intangible assets, based on physical location as of December 31, 2013 and 2012, are as follows:

	2013	2012
United States	$9,890,924	$12,261,233
Canada	1,751,595	3,258,071
Total	$11,642,519	$15,519,304

20. Unaudited Quarterly Financial Data (in thousands, except per share data)

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Product revenue	$4,672	$5,581	$2,535	$5,658
Service revenue	1,373	1,549	1,630	2,107
Research and development contract revenue	400	368	462	267
Net loss attributable to common shareholders	(8,576)	(9,338)	(15,948)	(28,929)
Loss per share:
Basic and Diluted	(0.18)	(0.14)	(0.19)	(0.28)

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Product revenue	$6,572	$6,244	$3,418	$4,558
Service revenue	665	957	855	1,138
Research and development contract revenue	515	458	502	226
Net loss attributable to common shareholders	(6,583)	(6,480)	(10,325)	(8,474)
Loss per share:
Basic and Diluted	(0.28)	(0.17)	(0.27)	(0.22)