Form 10-K/A
period 2013-12-31
PLUG POWER INC
filed 2014-04-22
CIK 1093691

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

(518) 782-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share Series A Junior Participating Cumulative	The NASDAQ Capital Market
Preferred Stock, par value $.01 per share	The NASDAQ Capital Market

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

As of March 31, 2014, 143,958,761 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PLUG POWER INC.

FORM 10-K/A

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 which was originally filed on March 31, 2014 (the “Original Form 10-K”) to include all of the Part III information required by applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Our definitive proxy statement for our 2014 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our fiscal year December 31, 2013; therefore, we are filing this Form 10-K/A to provide the incorporated information within the required time period.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-K that is amended by this Form 10-K/A is also restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.1 and 32.1 by the Company’s Principal Executive Officer and Exhibits 31.2 and 32.2 by the Company’s Principal Accounting Officer. Accordingly, the Registrant hereby amends Item 15 of the Original Form 10-K.

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

The number of directors of the Company is presently fixed at ten (10), and the Board of Directors currently consists of ten (10) members. The Board of Directors is divided into three classes, with three (3) directors in Class I, four (4) directors in Class II, and three (3) directors in Class III. Directors in Classes I, II and III serve for three-year terms with one class of directors being elected by the Company’s stockholders at each Annual Meeting of Stockholders.

The Board of Directors has determined that Ms. Helmer and Messrs. Garberding, McNamee, Willis, Hickey, Roth and Kenausis are independent directors as defined in Rule 5605(a)(2) under the Marketplace Rules of the National Association of Securities Dealers, Inc. (the “NASDAQ Rules”).

The positions of Chief Executive Officer and Chairman of the Board are currently each filled by a different individual, Andrew Marsh and George McNamee, respectively. If the position of Chairman of the Board is vacant, or if he or she is absent, the Chief Executive Officer presides, when present, at meetings of stockholders and of the Board of Directors.

Set forth below is certain information regarding the directors of the Company. The ages of and biographical information regarding each director is based on information furnished to the Company by such director and is as of March 31, 2014.

Name	Age	Director Since
Class I—Term Expires 2015
Andrew Marsh	58	2008
Gary K. Willis (1)(2)	67	2003
Maureen O. Helmer (1)(3)	57	2004
Class II—Term Expires 2016
George C. McNamee (2)	67	1997
Johannes M. Roth	35	2013
Xavier Pontone	39	2013
Gregory L. Kenausis	44	2013

Class III—Term Expires 2014
Larry G. Garberding (1)(3)	75	1997
Douglas T. Hickey (1)(2)(3)	58	2011
Evgeny Miroshnichenko	33	2011

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

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

Johannes M. Roth has been a director since April 2013. Mr. Roth is the founder and, since 2006, has been Managing Director and Chairman of FiveT Capital Holding AG, an investment holding company based in Switzerland with businesses specializing in asset management, risk management and alternative investments. Since 2006, Mr. Roth has been a board member of FiveT Capital AG, Zürich, Switzerland, which advises several long-only funds and operates an asset management business for high net-worth individuals. We believe Mr. Roth’s qualifications to sit on our Board include his background in financial investments, financial and risk management and equity capital markets as well as his experience in management positions.

Xavier Pontone has been a director since October 2013. He is a director designee of Air Liquide Investissements d’Avenir et de Démonstration pursuant to the terms of Air Liquide’s investment in the Company as described below under Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE. Since September 2013, Mr. Pontone has been the Managing Director of Air Liquide Advanced Business, where he leads a team that develops new growth opportunities with a focus on hydrogen mobility, biogas and energy transition. Mr. Pontone sits on the board of directors of Hypulsion, the Company’s joint venture with Axane, S.A. (an Air Liquide subsidiary). Mr. Pontone also sits on the boards of both Air Liquide Advanced Technologies and Axane. He is Vice President of AFHYPAC (French association for hydrogen and fuel cells). Mr. Pontone previously served as Manager of Operations Control Center of Air Liquide Belgium Industries where he managed operations of 12 large industrial gas production plants and associated industrial gas product networks. Prior to Air Liquide Belgium Industries, Mr. Pontone held a Business Management role in Western Canada for Air Liquide Canada. We believe Mr. Pontone’s qualifications to sit on our Board include his senior management experience in the hydrogen mobility and energy space, in European markets and with our Hypulsion joint venture.

Gregory L. Kenausis has been a director since October 2013. Mr. Kenausis is the founding partner and since 2005 has been the Chief Investment Officer of Grand Haven Capital AG, an investment firm with $40 million of assets under management, where he is the head of trading activity and research and is responsible for managing the fund’s structure. We believe Mr. Kenausis’s qualifications to sit on our Board include his background and senior level experience in financial investments, trading and management and equity capital markets.

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

Douglas T. Hickey has served as a director of the Company since October 2011. Mr. Hickey previously sat on Plug Power’s Board from September 1, 2000 to April 24, 2006. Mr. Hickey currently serves as Chief Executive Officer of BinWise, Inc. since 2012. Prior to BinWise, from 2000 to 2011, Mr. Hickey was Managing Director at Hummer Winblad Venture Partners (HWVP), one of the nation’s leading software venture capital firms. Prior to joining HWVP, Mr. Hickey served as CEO for Critical Path, Inc., where during his tenure revenue grew from less than $1M to more than $150M and the company earned Forbes.com Number-One Fastest Growing Company Award in 2000. Mr. Hickey previously held the CEO and President position for Global Center Inc., where, he grew revenue from zero to more than $50M of recurring revenue and achieved profitability. His focus on the company’s strategy enabled rapid growth, securing customers like Yahoo, Netscape and Oracle, ultimately leading to the successful sale of the company to Frontier Communications, (NYSE:FRO). Prior to Global Center, Mr. Hickey was CEO and President of MFS DataNet, the leading supplier of data related services to internet service providers and enterprise customers worldwide. MFS grew to more than $1 billion in revenue and subsequently completed a successful IPO and trade sale. We believe Mr. Hickey’s qualifications to sit on our Board include his extensive corporate leadership experience and his proven background growing revenue.

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

Form 4s were filed late on April 3, 2013 for each of Messrs. McNamee, Garberding, Hickey, Willis and Miroshnichenko and Ms. Helmer for stock grants made pursuant to the Company’s Director Compensation Policy and in accordance with the Company’s 2011 Stock Option and Incentive Plan.

(b)	EXECUTIVE OFFICERS

The names and ages of all executive officers of the Company and the principal occupation and business experience for at least the last five years for each are set forth below. The ages of and biographical information regarding each executive officer is based on information furnished to the Company by each executive officer and is as of March 31, 2014.

Executive Officer	Age	Position
Andrew Marsh	58	President, Chief Executive Officer and Director
David P. Waldek	49	Interim Chief Financial Officer
Keith C. Schmid	51	Chief Operating Officer
Jill McCoskey	45	Chief Accounting Officer
Gerard L. Conway, Jr.	49	General Counsel, Corporate Secretary and Senior Vice President
Erik Hansen	42	Senior Vice President

Andrew Marsh’s biographical information is included above in this Item 10 under “DIRECTORS.”

David P. Waldek has been a founding partner of CFO Advisory Group, LLC, financial and business solutions advisory firm, since 2005. Prior to founding CFO Advisory Group, Mr. Waldek served as Chief Financial Officer of Albany Molecular Research, Inc., a publicly held drug discovery and development company, from March 1999 to November 2004. While at Albany Molecular Research, Inc., he was responsible for development and execution of the company’s financial and strategic vision with operation responsibility over finance, business development investor relations, information technology and facilitates management. Mr. Waldek holds a Bachelors of Science Degree in Economics from the University of Rochester and an M.B.A in Finance from the William E. Simon Graduate School of Business Administration.

Keith C. Schmid joined Plug Power Inc. as Chief Operating Officer in 2013. Mr. Schmid served as President of SPS Solutions, a power solutions and energy storage consulting firm, from 2011 to 2013. Previously, Mr. Schmid served as CEO of Boston-Power Incorporated, a provider of large format lithium ion battery solutions, in 2011, and as President and CEO of Power Distribution Incorporated, a power distribution and protection company, from 2007 to 2010. In addition, Mr. Schmid held the position of General Manager, Industrial Energy Division- Americas for Exide Technologies from 2001 to 2007. Mr. Schmid holds a Master of Science degree in Engineering and an M.B.A. from the University of Wisconsin–Madison.

Jill McCoskey has served as Controller of the Company since 2008. Prior to that, she served as the Controller of Consolidations and Financial Reporting at Philips Medical Systems MR Inc. from November 2006 to December 2007. Her responsibilities at Philips Medical Systems MR Inc. included leading the corporate accounting department as well as consolidating and reporting on the financial operations of the business. She holds a Bachelors of Science Degree in Accounting from Clarkson University, and an M.B.A. from the University at Albany, State University of New York.

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

Subject to the terms of any employment agreement with the Company (as described under Item 11 – EXECUTIVE COMPENSATION), each of the executive officers holds his or her respective office until the regular annual meeting of the Board of Directors following the Annual Meeting of Stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal.

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

Compensation Discussion and Analysis

We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, annual incentive bonuses, long-term equity incentive compensation, and broad-based benefits programs. We place emphasis on pay-for-performance based incentive compensation, which is designed to reward our executives based on the achievement of predetermined performance goals. This Compensation Discussion and Analysis explains our compensation objectives, policies and practices with respect to each individual serving as our Chief Executive Officer or Chief Financial Officer during 2013, the three most highly-compensated executive officers other than our Chief Executive Officer and Chief Financial Officer, and an additional individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer of the Company at the end of 2013, who are collectively referred to as the “named executive officers.”

Objectives of Our Executive Compensation Programs

Our compensation programs for our named executive officers are designed to achieve the following objectives:

•	Attract and retain talented and experienced executives;

•	Motivate and reward executives whose knowledge, skills and performance are critical to our success;

•	Provide a competitive compensation package which is weighted towards pay-for-performance and in which total compensation is primarily determined by Company and individual results and the creation of shareholder value;

•	Ensure fairness among the executive management team by recognizing the contributions each executive makes to our success; and

•	Motivate our executives to manage our business to meet our short- and long-term objectives and reward them for meeting these objectives.

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

Within the context of the overall objectives of our compensation programs, our Compensation Committee determined the specific amounts of compensation to be paid to each of our executives in 2013 based on a number of factors, including:

•	Its understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities;

•	Our executives’ performance during 2013 in general and as measured against predetermined performance goals;

•	The nature, scope and level of our executives’ responsibilities;

•	Our executives’ effectiveness in leading the Company’s initiatives to increase customer value, productivity and revenue growth;

•	The individual experience and skills of, and expected contributions from, our executives;

•	The executive’s contribution to the Company’s commitment to corporate responsibility, including the executive’s success in creating a culture of unyielding integrity and compliance with applicable law and the Company’s ethics policies;

•	The amounts of compensation being paid to our other executives;

•	The executive’s contribution to our financial results;

•	Our executives’ historical compensation at our Company; and

•	Any contractual commitments we have made to our executives regarding compensation.

Each of the primary elements of our executive compensation is discussed in detail below, including a description of the particular element and how it fits into our overall executive compensation. Compensation paid to our named executive officers in 2013 is discussed under each element. In the descriptions below, we have identified particular compensation objectives which we have designed our executive compensation programs to serve; however, we have designed our compensation programs to complement each other and to collectively serve all of our executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation, each element to a greater or lesser extent serves each of our objectives.

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

After a review of 2012 base salaries, we did not increase the annual base salaries of our named executive officers for 2013. Base salaries for 2013 were as follows: Mr. Marsh – $450,000, Mr. Conway – $250,000, Ms. McCoskey—$153,500, Mr. Hansen—$230,000, Mr. Andersen – $300,000, and Mr. Corless – $230,000 In April 2013, we engaged CFO Advisory Group to provide the services of Mr. Waldek to serve as our Interim Chief Financial Officer at a daily rate of $1,250. For 2013, we paid a total of $113,021 to CFO Advisory Group for the services of Mr. Waldek. In October 2013, we hired Mr. Schmid as our Chief Operating Officer with an initial annual base salary of $300,000. Our executives’ base salaries reflect the initial base salaries that we negotiated with each of our executives at the time of his or her initial employment or promotion and our subsequent adjustments to these amounts to reflect market increases, the growth and stage of development of our Company, our executives’ performance and increased experience, any changes in our executives’ roles and responsibilities, and other factors. The initial base salaries that we negotiated with our executives were based on our understanding of the market at the time, the individual experience and skills of, and expected contribution from, each executive, the roles and responsibilities of the executive, the base salaries of our existing executives, and other factors.

Annual Incentive Bonuses

Our named executive officers are eligible to receive annual incentive bonuses based on our pay-for-performance incentive compensation program. They are eligible to receive annual incentive bonuses primarily based upon their performance as measured against predetermined individual performance goals, including financial measures, achievement of strategic objectives, and other factors. The primary objective of this program is to motivate and reward our named executive officers for meeting individual performance goals. We do not believe that every important aspect of executive performance is capable of being specifically quantified in a predetermined performance goal. For example, events outside of our control may occur after we have established the named executive officers’ individual performance goals for the year that require our named executive officers to focus their attention on different or other strategic initiatives; thus, the individual performance goals may be modified during the fiscal year by the President and Chief Executive Officer, or the Board of Directors in the case of the President and Chief Executive Officer himself, to account for such events.

Within our pay-for-performance incentive compensation program, specific performance attainment levels are indicated for each performance goal. These performance attainment levels correlate to potential bonus award amounts that are calculated as a percentage of each executive’s base salary.

We established threshold, target and stretch attainment levels for each of our named executive officers based on a percentage of his or her base salary. For Mr. Marsh, the attainment levels were set at 17%, 56% and 83% of his base salary. For Mr. Hansen, the attainment levels were set at 43%, 109% and 163% of his base salary. For each other named executive officer, the attainment levels were set at 10%, 20% and 30% of his or her base salary. Mr.

Hansen’s potential bonus levels were set significantly higher primarily because of his sales-focused role, the importance of sales growth to the Company’s strategy and our belief that a greater portion of his compensation should be tied to a performance-based incentive. Because the annual incentive bonuses are payable based on the achievement of each of several different performance goals, the executive officer may earn a bonus in an amount equal to between 0% and 30% (or 83% and 163% in the case of Mr. Marsh and Mr. Hansen, respectively) of his base salary given his actual performance. If a performance goal is not met, then the executive does not earn the portion of the bonus award attributable to that objective. The 20% (or 56% and 109% in the case of Mr. Marsh and Mr. Hansen, respectively) attainment level is considered the target level for each performance goal because it is challenging for the executive to attain, and the executive would meet expectations if he achieved this level. The 10% (or 17% and 43% in the case of Mr. Marsh and Mr. Hansen, respectively) attainment level is considered the threshold level for each performance goal because although still challenging, it is the minimum acceptable performance level. The 30% (or 83% and 163% in the case of Mr. Marsh and Mr. Hansen, respectively) attainment level is considered the maximum, or stretch, level for each performance goal because it is most challenging for the executive to attain, and the executive would need to exceed expectations to achieve this level. The maximum and threshold performance attainment levels are determined in relation to the target attainment levels and are intended to provide for correspondingly greater or lesser incentives in the event that performance is within an appropriate range above or below the target performance attainment level.

In order to link each executive’s performance to corporate-wide strategy, the executives’ individual performance goals directly correlate to our corporate milestones, which are recommended by management and adopted or modified by the Board of Directors after appropriate consideration and review. The executives’ individual performance goals are determined in the same way as the corporate milestones such that management reviews how each executive may contribute to the corporate milestones and recommends individual performance goals to the Board of Directors. The Board of Directors, after appropriate consideration and review, approves or modifies the individual performance goals. For 2013, the individual performance goals, as well as the corporate milestones, included (i) annual and quarterly product order targets, (ii) revenue, (iii) addition and expansion of large customer accounts and (iv) earnings before interest, taxes, depreciation, amortization and non-cash charges for equity compensation (EBITDAS). Each performance goal is given a relative weighting for each executive such that the achievement of (or failure to achieve) certain objectives has a greater impact on the potential bonus award. For 2013, the goals were weighted as follows: for Mr. Marsh, order targets – 50%, revenue – 25%, EBITDAS – 25%, for Mr. Hansen, order targets – 40%, large customers – 40%, revenue – 20%, and each other named executive officer, order targets – 25%, revenue – 25%, EBITDAS – 25%, large customers – 25%. Because disclosure of the specific individual performance goals would give competitors information that could be leveraged for competitive advantage, we do not disclose these specific individual performance goals or our executives’ actual performance against such goals.

After completion of the fiscal year, initially the Chief Executive Officer and other members of management, as appropriate, make a recommendation to the Compensation Committee of the Board of Directors for each executive’s potential bonus amount based on his level of attainment of each of his individual performance goals (with the exception of the Chief Executive Officer himself whose level of attainment is evaluated by the Compensation Committee directly). The Board of Directors, after review and discussion and recommendation from the Compensation Committee, determines the final level of attainment for each executive’s individual performance goals.

In 2013, Mr. Marsh earned a bonus of $93,750, or 20.8% of his annual base salary. Ms. McCoskey earned a bonus of $11,252, or 7.33% of her annual base salary. Mr. Conway earned a bonus of $18,325, or 7.33% of his annual base salary. Mr. Hansen earned a bonus of $140,000, or 60.9% of his annual base salary, and Mr. Corless earned a bonus of $22,067, or 9.6% of his annual base salary. Mr. Andersen did not receive a bonus. Annual bonus awards made to the named executive officers in 2014 for performance in 2013 are reflected in the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table”.

Outside of the incentive bonus plan, we determined to pay Ms. McCoskey a discretionary bonus in the amount of $100,000 in connection with her appointment as Chief Accounting Officer and the increased responsibilities that accompany that position.

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

Additionally, the Board of Directors adopted stock ownership guidelines for executives, including the named executive officers, and these guidelines are also considered when granting long-term equity incentive awards to executives. The ownership guidelines provide a target level of Company equity holdings with which named executive officers are expected to comply within five (5) years from the later of the effective date of the guidelines (August 2005) or the date the individual is first appointed as an executive. The target stock holdings are determined as a multiple of the named executive officer’s base salary (5x for the Chief Executive Officer and 3x for the other named executive officers) and then converted to a fixed number of shares using a 200-day average stock price. The following shares count in determining compliance with the stock ownership guidelines: (i) shares owned outright by the executive or his or her immediate family members residing in the same household; (ii) shares held in the Plug Power Inc. Savings and Retirement Plan; (iii) restricted stock issued as part of an executive’s annual or other bonus whether or not vested; (iv) shares acquired upon the exercise of employee stock options; (v) shares underlying unexercised employee stock options times a factor of thirty-three percent; and (vi) shares held in trust. The named executive officers are currently in compliance with stock ownership guidelines.

Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with our Company. Stock options are earned on the basis of continued service and generally vest over three years, beginning with one-third vesting on the first anniversary of the grant date, one-third vesting on the second anniversary of the grant date and the final one-third vesting on the third anniversary of the grant date, subject to acceleration in certain circumstances. Stock option awards are made pursuant to our 2011 Stock Option and Incentive Plan. Except as may otherwise be provided in the applicable stock option award agreement, stock option awards become fully exercisable upon a change of control. The exercise price of each stock option is the closing price of our common stock on the NASDAQ Capital Market as of the option grant date.

Grants to new hires and grants relating to an existing executive officer’s promotion may be made on a periodic basis. All grants to executive officers are approved by the Compensation Committee. We consider a number of factors in determining the number of stock options, if any, to grant to our executives, including:

•	The number of shares subject to, and exercise price of, outstanding options, both vested and unvested, held by our named executive officers;

•	The vesting schedule of the unvested stock options held by our named executive officers; and

•	The amount and percentage of our total equity on a diluted basis held by our named executive officers.

Restricted stock awards provide our executive officers with a long-term incentive alternative to the stock option awards. Restricted stock awards vest subject to both continued employment of the executive by the Company and either time-based vesting or vesting based on satisfaction of specified performance objectives.

In October 2009, the Compensation Committee recommended and the Board of Directors approved a Long Term Incentive (LTI) Plan (the “LTI Plan”). Designed as an incentive vehicle to support employee efforts, the LTI Plan sought to increase shareholder value by encouraging Plug Power employees to continue to work diligently to further the Company’s long term goals.

Under the LTI Plan, a select group of critical employees, including Messrs. Marsh, Conway, Hansen, Corless and Andersen, received a one-time grant of restricted stock units (“RSUs”) calculated using a multiple of the employee’s base salary. Under the terms of the RSU grant, the restrictions on each participant’s RSU allocation lapse over a three-year period upon successful completion of weighted performance-based metrics. Specifically, restrictions on 25% of RSUs were tied to the Company’s achievement of revenue targets, while the restrictions on 75% of RSUs were tied to the Company’s achievement of earnings before interest expense, taxes, depreciation, amortization and non-cash charges for equity compensation (“EBITDAS”) targets. If the Company fails to achieve any of the articulated performance-based metrics for a fiscal year, a percentage of the total RSUs are forfeited for that fiscal year.

In 2010, 2011, 2012 and 2013, none of the revenue or EBITDAS performance-based metrics were reached. Accordingly, no restrictions lapsed with respect to any performance period under the LTI Plan and all of the RSUs awarded under the LTI Plan were forfeited.

Broad-Based Benefits

All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental, and vision care coverage, disability insurance and life insurance, and our 401(k) plan.

Relationship of Executive Compensation to Risk

The Compensation Committee considers whether the design of the Company’s executive compensation program encourages senior executives to engage in excessive risk-taking. The Compensation Committee reviews the overall program design, as well as the balance between short-term and long-term compensation, the metrics used to measure performance and the award opportunity under the Company’s incentive compensation program, and the implementation of other administrative features designed to mitigate risk such as vesting requirements and stock ownership guidelines as described above. Based on its review, the Compensation Committee believes that the Company’s executive compensation program is aligned to the interests of stockholders, appropriately rewards pay for performance, and does not promote unnecessary and excessive risk.

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

As a result, the total amount of compensation that we paid to our executives, the types of executive compensation programs we maintained, and the amount of compensation paid to our executives under each program has been determined by our Compensation Committee and Board of Directors based on their understanding of the market, experience in making these types of decisions, and judgment regarding the appropriate amounts and types of executive compensation to provide. The Compensation Committee did not engage a compensation consultant in 2013.

Summary Compensation

The following table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid in the last three fiscal years to the Company’s named executive officers.

							Non-Equity
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
					(1)	(2)	(3)
Andrew Marsh	2013	450,000		—	135,667	58,000	93,750	15,266	(4)	752,683
President, Chief Executive Officer and Director	2012	443,654		—	—	—	—	14,758	(4)	458,412
	2011	375,000		—	—	740,588	121,125	14,276	(4)	1,250,989
Gerald A. Anderson (5)	2013	107,885		—	—	—	—	32,936	(6)	140,821
Former Chief Financial Officer and Senior Vice President	2012	327,462		—	—	—	—	10,002	(6)	337,464
	2011	300,000		—	—	421,708	57,000	9,507	(6)	788,215
David Waldek (7)	2013	113,021	(8)	—	—	—	—	—		113,013
Interim Chief Financial Officer	2012	—		—	—	—	—	—		—
	2011	—		—	—	—	—	—		—
Jill McCoskey (9)	2013	150,500		100,000	—	43,500	11,252	7,705		312,957
Chief Accounting Officer	2012	—		—	—	—	—	—		—
	2011	—		—	—	—	—	—		—
Gerard L. Conway, Jr.	2013	250,000		—	12,334	58,000	18,325	10,757	(10)	349,416
General Counsel, Corporate Secretary and Senior Vice President	2012	245,769		—	—	—	—	180	(10)	245,949
	2011	200,000		—	—	245,130	38,000	180	(10)	483,310
Erik J. Hansen	2013	230,000		—	43,167	58,000	140,000	11,620	(11)	482,787
Senior Vice President	2012	230,000		43,700	—	—	—	11,399	(11)	285,099
	2011	230,000		—	—	245,130	251,700	175,784	(11)	902,614
Adrian Corless (12)	2013	248,657		—	12,334	58,000	22,067	—		341,058
Former Chief Technology Officer, Senior Vice President	2012	228,731		—	—	—	—	180		228,911
	2011	215,000		—	—	245,130	40,850	5,215		506,195

(1)	This column represents the aggregate grant date fair value of the stock award computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. Fair value is calculated using the closing price of Plug Power stock on the date of grant. For additional information on stock awards, refer to note 14 of the Company’s consolidated financial statements in the Form 10-K for the year ended December 31, 2013, as filed with the SEC. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.
(2)	This column represents the aggregate grant date fair value of the option award computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. For additional information on the valuation assumptions with respect to option awards, refer to note 6 of the Company’s consolidated financial statements in the Form 10-K for the year ended December 31, 2013, as filed with the SEC. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.
(3)	This column represents the dollar amount of bonuses paid to executives under a non-equity incentive plan.

(4)	Includes the Company’s share of contributions on behalf of Mr. Marsh to the Plug Power 401(k) savings plan in the amount of $14,750, $14,242 and $13,760, in the years ended 2013, 2012 and 2011, respectively, and payments of $516 for supplemental life insurance premiums in each of the years ended 2013, 2012 and 2011.
(5)	Mr. Anderson was the Chief Financial Officer and Senior Vice President until he resigned effective April 26, 2013.
(6)	Includes the Company’s share of contributions on behalf of Mr. Anderson to the Plug Power 401(k) savings plan in the amount of $6,706, $9,486, and $9,231 in the years ended 2013, 2012 and 2011, respectively, payments of $0, $516, and $276 for supplemental life insurance premiums in the years ended 2013, 2012 and 2011, respectively, and payment of $26,230 for earned but unused vacation time in the year 2013.
(7)	Mr. Waldek was hired as Interim Chief Financial Officer effective April 16, 2013.
(8)	Reflects the amount paid to CFO Advisory Group for the services of Mr. Waldek.
(9)	Ms. McCoskey was named Chief Accounting Officer effective April 16, 2013.
(10)	Includes the Company’s share of contributions on behalf of Mr. Conway to the Plug Power 401(k) savings plan in the amount of $10,577 in the year ended 2013, and payments of $180 for supplemental life insurance premiums in each of the years ended 2013, 2012 and 2011.
(11)	Includes the Company’s share of contributions on behalf of Mr. Hansen to the Plug Power 401(k) savings plan in the amount of $11,500, $11,279 and $9,246 in the years ended 2013, 2012 and 2011, respectively, payment of $166,418 for moving and relocation expenses in 2011, and payments of $120 for supplemental life insurance premiums in each of the years ended 2013, 2012 and 2011.
(12)	Mr. Corless was the Chief Technology Officer and Senior Vice President until he resigned effective November 8, 2013.

Grants of Plan-Based Awards Table

						All Other
					All Other	Option
					Stock Awards:	Awards:
					Number of	Number of	Exercise or	Grant Date
					Shares of	Securities	Base Price of	Fair Value of
	Estimated future payouts under non-equity incentive plan awards				Stock or Units	Underlying	Option	Option
Name	Threshold ($)	Target ($)	Stretch ($)	Grant Date	(#)	Options (#)	Awards ($/Sh)	Awards
					(1)	(2)	(3)	(4)
Andrew Marsh	76,500	153,000	225,000	07/24/13	366,667			135,667
				07/24/13		200,000	0.37	58,000
Gerry Anderson	—	—	—	—	—	—	—	—
David Waldek	—	—	—	—	—	—	—	—
Jill McCoskey	15,350	30,700	46,050	07/24/13		150,000	0.37	43,500
Gerard L. Conway, Jr.	25,000	50,000	75,000	07/24/13	33,334			12,334
				07/24/13		200,000	0.37	58,000
Erik J. Hansen	100,000	250000	375,000	07/24/13	116,667			43,167
				07/24/13		200,000	0.37	58,000
Adrian Corless	—	—	—	07/24/13	33,334			12,334
				07/24/13		200,000	0.37	58,000

1)	This column shows the number of restricted shares granted in 2013 to the named executive. The restrictions lapse ratably in three equal annual installments, beginning one year from the date of grant.
2)	This column shows the number of stock options granted in 2013 to the named executives. These options generally vest and become exercisable ratably in three equal annual installments, beginning one year from the date of grant.
3)	This column shows the per share exercise price for the stock options granted, which was the closing price of Plug Power common stock on the date of grant.
4)	This column represents the aggregate grant date fair value of the stock awards and option awards computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. For additional information on the valuation assumptions with respect to option awards, refer to note 6 of the Company’s consolidated financial statements in the Form 10-K for the year ended December 31, 2013, as filed with the SEC. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the holdings of stock options and stock awards by the named executive officers as of December 31, 2013. For additional information about the option awards and stock awards, see the description of equity incentive compensation in the section titled “Compensation Discussion and Analysis.”

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities				Market Value
	Underlying	Underlying			Number of	of Shares of
	Unexercised	Unexercised	Option	Option	Shares of Stock	Stock That
	Options (#)	Options (#)	Exercise	Expiration	That Have Not	Have Not
Name	Exercisable	Unexercisable	Price ($)	Date	Vested (#) (1)	Vested ($) (2)
Andrew Marsh	40,000		35.80	04/08/18
	250		9.50	05/20/19
	71,067	35,533	6.10	04/13/21
	133,333	66,667	2.17	12/13/21
		200,000	0.37	07/24/23
					366,667	568,334
Gerald A. Anderson	—	—			—	—
David Waldek	—	—			—	—
Jill McCoskey	1,500		26.00	01/24/18
	250		9.50	05/20/19
	9,567	4,783	6.10	04/13/21
	13,333	6,667	2.17	12/13/21
		150,000	0.37	07/24/23
					—	—
Gerard L. Conway, Jr.	1,200		53.90	01/28/15
	3,000		55.80	02/01/16
	3,000		37.50	02/14/17
	2,700		26.00	01/24/18
	250		9.50	05/20/19
	27,333	13,667	6.10	04/13/21
	33,333	16,667	2.17	12/13/21
		200,000	0.37	07/24/23
					33,334	51,668
Erik J. Hansen	5,000		8.60	10/29/18
	250		9.50	05/20/19
	27,333	13,667	6.10	04/13/21
	33,333	16,667	2.17	12/13/21
		200,000	0.37	07/24/23
					116,667	180,834
Adrian Corless
	3,000		32.40	02/08/14
	2,700		24.20	02/08/14
	250		9.50	02/08/14
	27,333		6.10	02/08/14
	16,667		2.17	02/08/14
					—	—

(1)	This column represents the number of shares that have not yet vested.
(2)	This column represents the market value of the unvested restricted stock awards using the stock price at the end of fiscal year 2013.

Option Exercises and Stock Vested in Fiscal 2013 Table

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

Employment Agreements

The Company and Mr. Marsh are parties to an employment agreement which renews automatically for successive one-year terms unless Mr. Marsh or the Company gives notice to the contrary. Mr. Marsh receives an annual base salary of $450,000 and is eligible to: (i) receive an annual incentive bonus of up to an amount equal to fifty percent (50%) of his annual base salary; (ii) participate in all savings and retirement plans; and (iii) participate in all benefit and executive perquisites. Mr. Marsh’s employment may be terminated by the Company for “Cause”, as defined in the agreement, or by Mr. Marsh for “Good Reason”, as defined in the agreement, or without “Good Reason” upon written notice of termination to the Company. If Mr. Marsh’s employment is terminated by the Company for any reason other than Cause, death or disability, or in the event that Mr. Marsh terminates his employment with the Company and is able to establish “Good Reason”, the Company is obligated to pay Mr. Marsh the sum of the following amounts:

(i)	any earned but unpaid annual base salary;

(ii)	incentive bonus earned but not yet paid;

(iii)	unpaid expense reimbursements;

(iv)	accrued but unused vacation;

(v)	any benefits that may have vested under any employee benefit plan of the Company through the date of termination;

one (1) times his then current annual base salary; and

one (1) times his annual incentive bonus for the immediately preceding fiscal year.

In addition, as of the date of termination, any restricted stock, stock options and other stock awards held by Mr. Marsh will accelerate vesting as if he had remained an employee for an additional twelve (12) months following the date of termination. Further, the Company is required to continue paying for health insurance and other benefits for Mr. Marsh and his eligible family members for twelve (12) months following his termination. The agreement also provides, among other things, that if, within twelve (12) months after a “Change in Control”, as defined in the agreement, the Company terminates Mr. Marsh’s employment without Cause, then he is be entitled to:

(i)	receive a lump sum payment equal to three (3) times the sum of (1) his then current annual base salary plus (2) his average annual incentive bonus over the three (3) fiscal years prior to the Change in Control (or his annual incentive bonus for the fiscal year immediately preceding to the Change of Control, if higher),

(ii)	accelerated vesting of his stock options and other stock-based awards that would have vested had he remained an active employee for twelve (12) months following his termination, and

(iii)	receive benefits, including health and life insurance for twelve (12) months following the Change of Control.

The Company and Messrs. Conway, Hansen, and Ms. McCoskey are parties to Executive Employment Agreements pursuant to which if any of their employment is terminated by the Company for any reason other than “Cause”, as defined in the agreement, death or disability, or in the event that any terminates his employment with the Company and is able to establish “Good Reason”, as defined in the agreement, the Company is obligated to pay each the sum of the following amounts:

(i)	any earned but unpaid annual base salary;

(ii)	incentive bonus earned but not yet paid;

(iii)	unpaid expense reimbursements;

(iv)	accrued but unused vacation;

(v)	any benefits that may have vested under any employee benefit plan of the Company through the date of termination;

one (1) times then current annual base salary for Messrs. Conway and Hansen, and fifty percent (50%) of then current annual base salary for Ms. McCoskey.

In addition, Messrs. Conway and Hansen are entitled to exercise any vested stock options for twelve (12) months following the date of termination and the Company is required to continue paying health insurance and other benefits to each and his eligible family members for twelve (12) months following his termination. Ms. McCoskey is entitled to exercise any vested stock options for six (6) months following the date of termination and the Company is required to continue paying health insurance and other benefits to her and her eligible family members for six (6) months following her termination. The Executive Employment Agreements also provide, among other things, that if, within twelve (12) months after a “Change in Control”, as defined in the agreement, the Company terminates such executive’s employment without Cause, then such executive shall be entitled to:

(i)	receive a lump sum payment (A) for Messrs. Conway and Hansen equal to the sum of (1) his average annual base salary over the three (3) fiscal years immediately prior to the Change of Control (or the executive’s annual base salary in effect immediately prior to the Change of Control, if higher) and (2) his average annual bonus over the three (3) fiscal years prior to the Change in Control (or the executive’s annual bonus in effect immediately prior to the Change of Control, if higher), and (B) for Ms. McCoskey, equal to the sum of (1) fifty percent (50%) of her average annual base salary over the three (3) fiscal years immediately prior to the Change of Control (or the executive’s annual base salary in effect immediately prior to the Change of Control, if higher) and (2) fifty percent (50%) of her average annual bonus over the three (3) fiscal years prior to the Change in Control (or the executive’s annual bonus in effect immediately prior to the Change of Control, if higher)

(ii)	accelerated vesting of his stock options and other stock-based awards that would have vested had he remained an active employee for twelve (12) months following his termination, and

(iii)	receive benefits, including health and life insurance for twelve (12) months following the Change of Control.

Messrs. Andersen and Corless are also parties to employment agreements that provide for a similar potential payment upon termination of employment other than for “Cause” as discussed above. In 2013, Mr. Andersen and Mr. Corless each left the Company voluntarily and therefore neither was entitled to receive any such payment.

Potential Payments Upon Termination or Change-in-Control

The Company and Messrs. Marsh, Conway and Hansen and Ms. McCoskey and are parties to employment agreements, respectively, that provide for a potential payment upon termination of employment other than for “Cause” as discussed above in Employment Agreements.

Such payments by the Company to any of the executives are subject to the executive signing a general release of claims in a form and manner satisfactory to the Company. An executive is not entitled to receive any such payment in the event he breaches the Employee Patent, Confidential Information and Non-Compete Agreement referenced in the executive’s respective agreement or any non-compete, non-solicit or non-disclosure covenants in any agreement between the Company and such executive. We agreed to provide severance payments to such executives in these circumstances based on our negotiations with each of our executives at the time they joined our Company, or as negotiated subsequent to hiring, and in order to provide a total compensation package that we believed to be competitive. Additionally, we believe that providing severance upon a termination without cause can help to encourage our executives to take the risks that we believe are necessary for our Company to succeed and also recognizes the longer hiring process typically involved in hiring a senior executive.

If Mr. Marsh had been terminated without cause on December 31, 2013, the approximate value of the severance package, including, as mentioned above in Employment Agreements, salary, benefits and equity awards, under his employment agreement would have been $767,883. If Ms. McCoskey, Mr. Conway or Mr. Hansen had been terminated without cause on December 31, 2013, the approximate value of the severance packages, including, as mentioned above in Employment Agreements, salary, benefits and equity awards, under the employment agreement for such named executive would have been: Ms. McCoskey—$88,899, Mr. Conway—$314,607 and Mr. Hansen—$411,073.

The Company and Messrs. Marsh, Conway and Hansen and Ms. McCoskey are parties to employment agreements, respectively, that provide for a potential payment upon a “Change of Control”, as discussed above in Employment Agreements. Such payments by the Company to any of the executives are subject to the executive signing a general release of claims in a form and manner satisfactory to the Company. An executive is not entitled to receive any such payment in the event he breaches the Employee Patent, Confidential Information and Non-Compete Agreement referenced in the executive’s respective agreement or any non-compete, non-solicit or non-disclosure covenants in any agreement between the Company and such executive.

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

If a change-in-control had occurred on December 31, 2013 and on that date Mr. Marsh, Ms. McCoskey, Mr. Conway or Mr. Hansen, had been terminated without Cause, experienced a material negative change in his or her compensation or responsibilities or was required to be based at a location more than fifty (50) miles from his or her current work location, the value of the change-of-control payments and benefits under the employment agreements for each such named executive would have been as follows: Mr. Marsh—$1,806,921, Ms. McCoskey—$105,171, Mr. Conway—$333,851 and Mr. Hansen—$441,906. The employment agreements provide for a modified cutback of the payments in the event that the total value of all change in control benefits exceed the maximum benefit that allows for a tax deduction for the Company under Section 280G of the Internal Revenue Code of 1986, as amended.

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

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with Management. Based on its review and discussions with Management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the Company’s proxy statement relating to the Company’s 2014 annual meeting of stockholders. This report on executive compensation for is provided by the undersigned members of the Compensation Committee of the Board of Directors.

Gary K. Willis (Chairman)

George C. McNamee

Douglas Hickey

Compensation Committee Interlocks and Insider Participation

During 2013, Messrs. Willis (Chairman), McNamee and Hickey served as members of the Compensation Committee. None of them had any relationship with the Company requiring disclosure under applicable rules and regulations of the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Common Stock as of March 31, 2014 (except as otherwise indicated) by:

•	all persons known by us to have beneficially owned 5% or more of the Common Stock;

•	each director of the Company;

•	the named executive officers; and

•	all directors and executive officers as a group.

The beneficial ownership of the stockholders listed below is based on publicly available information and from representations of such stockholders.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)
	Number	Percentage (%)
Air Liquide S.A. (3)	11,105,204	7.2%
Heights Capital Management (4)	10,000,000	6.9%
George C. McNamee (5)	827,677	*
Andrew Marsh (6)	628,061	*
Gary K. Willis (7)	301,854	*
Larry G. Garberding (8)	254,233	*
Maureen O. Helmer (9)	237,686	*
Erik J. Hansen (10)	141,821	*
Gerard L. Conway, Jr. (11)	123,143	*
Johannes Minoh Roth (12)	89,234	*
Douglas Hickey (13)	79,000	*
Evgeny Miroshnickenko	60,532	*
Jill McCoskey (14)	34,104	*
Gerald A. Anderson	20,982	*
Adrian Corless	10,372	*
Keith Schmid	2,103	*
Gregory Kenausis	1,633	*
Xavier Pontone	1,633	*
David Waldek	180	*
All executive officers and directors as a group (17 persons) (15)	2,814,248	1.9%

*	Represents less than 1% of the outstanding shares of Common Stock
1)	Unless otherwise indicated by footnote, the mailing address for each stockholder is c/o Plug Power Inc., 968 Albany Shaker Road, Latham, New York 12110.
2)	The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC and includes voting or investment power with respect to securities. Under Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership includes any shares to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of March 31, 2014, through the exercise of any warrant, stock option or other right. The inclusion in this table of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes the shares of Common Stock underlying options, warrants or other rights held by such person that are exercisable within 60 days of March 31, 2014 but excludes shares of Common Stock underlying options, warrants or other rights held by any other person. Percentage of beneficial ownership is based on 143,958,761 shares of Common Stock outstanding as of March 31, 2014. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned by the stockholder.

3)	Includes 39,324 shares of Common Stock and 11,965,880 shares of Common Stock issuable upon conversion of shares of the Company’s Series C Redeemable Convertible Preferred Stock. All shares are held directly by Air Liquide Investissements d’Avenir et de Démonstration, a corporation incorporated under the laws of France having its registered office at 6, rue Cognacq-Jay 75007 Paris, France and its principal office at 104, rue du Faubourg Saint-Antoine 75012 Paris, France. Air Liquide Investissements d’Avenir et de Démonstration is a wholly owned subsidiary of Air Liquide S.A., a corporation incorporated under the laws of France, having its principal office at 75, Quai d’Orsay, 75321 Paris, France. Information is partly based on a Schedule 13G filed with the SEC on March 19, 2014.
4)	Heights Capital Management, Inc. is the investment manager to Capital Ventures International and as such may exercise voting and dispositive power over these shares. Information is based on a Schedule 13G filed with the SEC on January 10, 2014. The address of the principal business office of Capital Ventures International is P.O. Box 897, Regatta Office Park, West Bay Road, Grand Cayman, Cayman Islands, British West Indies. The address of the principal business office of Heights Capital Management, Inc. is 101 California Street, Suite 3250, San Francisco, California 94111.
5)	Includes 117,000 shares of Common Stock issuable upon exercise of outstanding options and 96,774 shares of Common Stock issuable upon exercise of outstanding warrants.
6)	Includes 280,183 shares of Common Stock issuable upon exercise of outstanding options and 48,387 shares of Common Stock issuable upon exercise of outstanding warrants.
7)	Includes 99,100 shares of Common Stock issuable upon exercise of outstanding options.
8)	Includes 104,500 shares of Common Stock issuable upon exercise of outstanding options.
9)	Includes 96,700 shares of Common Stock issuable upon exercise of outstanding options.
10)	Includes 79,583 shares of Common Stock issuable upon exercise of outstanding options.
11)	Includes 84,483 shares of Common Stock issuable upon exercise of outstanding options.
12)	Includes 65,000 shares of Common Stock issuable upon exercise of outstanding options.
13)	Includes 79,000 shares of Common Stock issuable upon exercise of outstanding options.
14)	Includes 29,433 shares of Common Stock issuable upon exercise of outstanding options.
15)	Includes 1,034,982 shares of Common Stock issuable upon exercise of outstanding options and 145,161 shares of Common Stock issuable upon exercise of outstanding warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Board of Directors has adopted a related party transaction policy that requires the Company’s General Counsel, together with outside counsel as necessary, to evaluate potential transaction between the Company and any related party prior to entering into any such transaction. Certain related party transactions may require the approval of the Board of Directors and its Audit Committee. The policy defines a “related party” as: (i) the Company’s directors or executive officers, (ii) the Company’s director nominees, (iii) security holders known to the Company to beneficially own more than 5% of any class of the Company’s voting securities, or (iv) the immediate family members of any of the persons listed in items (i) – (iii). A person’s “immediate family” includes such person’s child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law or any other person (other than a tenant or employee) sharing the household of such person.

Other than as otherwise disclosed herein, since January 1, 2013, the Company has not entered into, and there is not currently proposed, any transactions or series of similar transactions involving an amount in excess of $120,000 in which any related party had or will have a direct or indirect material interest.

The Company and Axane, S.A. (“Axane”) , a subsidiary of Air Liquide S.A. (“Air Liquide”), are partners in Hypulsion S.A.S. (the “JV”), a joint venture to develop and sell hydrogen fuel cell systems for the European material handling market. The Company currently owns 20% and Axane owns 80% of the JV. Air Liquide is also the parent company of Air Liquide Investissements d’Avenir et de Démonstration (“Air Liquide Investment”). Air Liquide Investment beneficially owns approximately 7.2% of our common stock.

In connection with the formation of the JV in February 2012, the Company and Axane entered into a Master and Shareholders’ Agreement providing for the terms of the JV, and the Company and the JV entered into a License Agreement (the “License Agreement”).

Under the License Agreement, the Company granted to the JV a royalty-free license to certain intellectual property in the field of integrated hydrogen fuel cell systems for the material handling market (the “License”). The License is exclusive as to the territories of Albania, Austria, Belgium, Bosnia and Herzegovina, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Liechtenstein, Luxemburg, Republic of Macedonia, Malta, Montenegro, the Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland and the United Kingdom (the “Territory”). If the Company sells its entire equity interest in the JV, the License becomes non-exclusive one year after such sale. Further, the License becomes non-exclusive, and the Company may terminate the License, upon any bankruptcy or dissolution of the JV. Under the License Agreement, the Company receives a royalty-free license back to certain intellectual property of the JV in the field of integrated hydrogen fuel cell systems for the material handling market outside of the Territory. The term of the License runs until the expiration of the last item of licensed intellectual property or ninety-nine years, whichever is longer. The License terminates in the event that Axane fails to make any required contribution to the JV.

On May 8, 2013, the Company entered into a Securities Purchase Agreement with Air Liquide Investment, pursuant to which the Company sold to Air Liquide Investment 10,431 shares of the Company’s Series C Redeemable Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), for an aggregate purchase price of approximately $2.6 million (Euro 2 million) in cash.

Under the terms of the investment, for so long as Air Liquide Investment holds any shares of Series C Preferred Stock, Air Liquide Investment is entitled to designate one director to the Company’s Board of Directors. In the event the Series C Preferred Stock is converted into shares of Common Stock and Air Liquide Investment continues to hold at least 5% of the outstanding shares of Common Stock or 50% of the shares of Common Stock held by Air Liquide Investment on an as-converted basis immediately following the issuance of the Series C Preferred Stock, Air Liquide Investment will continue to be entitled to designate one director to the Company’s Board of Directors. Air Liquide Investment also has the right to participate in certain private equity financings by the Company.

In connection with the Series C Preferred Stock investment, Axane purchased from the Company a 25% ownership interest in the JV for a cash purchase price of $3.3 million (Euro 2.5 million). The Company currently owns 20% and Axane owns 80% of the JV. The Company has the right to purchase a 60% ownership interest in the JV from Axane in 2018 at a formula price. If the Company does not exercise its purchase right, Axane has the right to buy the Company’s remaining 20% interest at a formula price.

In connection with the Series C Preferred Stock investment, the Company and the JV entered into an engineering service agreement under which, among other things, the Company provides the JV with engineering and technical services. During 2013, the JV made payments to the Company totaling $3,009,923 for engineering, technical, consulting and related services. In addition, during 2013, the JV paid the Company a total of $494,492 for the purchase of fuel cell systems and parts.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Ms. Helmer and Messrs. Garberding, McNamee, Willis, Hickey, Roth and Kenausis are independent directors as defined in Rule 5605(a)(2) under the NASDAQ Rules.

Audit Committee

The Audit Committee consists of Messrs. Garberding (Chair), Willis and Hickey, and Ms. Helmer each of whom is an independent director under the NASDAQ Rules.

Compensation Committee

The Compensation Committee consists of Messrs. Willis (Chair), McNamee and Hickey, each of whom is an independent director under the NASDAQ Rules.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee consists of Ms. Helmer (Chair) and Messrs. Garberding and Hickey, each of whom is an independent director under the NASDAQ Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by KPMG for the audit of the Company’s annual financial statements and fees billed for other services rendered by KPMG:

	KPMG
	2013	2012
Audit Fees	$325,000	$310,000
Audit-Related Fees	239,500	51,500
Tax Fees	—	—
Other	—	—

Total	$564,500	$361,500

In the above table, and in accordance with SEC definitions and rules: (1) “audit fees” are fees for professional services for the audit of the Company’s consolidated financial statements included in Form 10-K, review of unaudited interim consolidated financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; (2) “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; (3) “tax fees” are fees for tax compliance, tax advice, and tax planning; and (4) “all other fees” are fees for any services not included in the first three categories.

The Audit Committee approved all audit and non-audit services provided to the Company by KPMG during 2013.

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

PLUG POWER INC.

By:	/s/ANDREW MARSH
Andrew Marsh,
President, Chief Executive Officer and Director

Date: April 22, 2014

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Andrew Marsh, Jill McCoskey and Gerard L. Conway, Jr. such person’s true and lawful attorney-in-fact and agent with full power of substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Date: April 22, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW MARSH Andrew Marsh	President, Chief Executive Officer and Director (Principal Executive Officer)	April 22, 2014

/s/ DAVID WALDEK David Waldek	Chief Financial Officer (Principal Financial Officer)	April 22, 2014

/s/ JILL MCCOSKEY Jill McCoskey	Chief Accounting Officer (Principal Accounting Officer)	April 22, 2014

* LARRY G. GARBERDING Larry G. Garberding	Director	April 22, 2014

* MAUREEN O. HELMER Maureen O. Helmer	Director	April 22, 2014

* DOUGLAS T. HICKEY Douglas T. Hickey	Director	April 22, 2014

* GREGORY L. KENAUSIS Gregory L. Kenausis	Director	April 22, 2014

* GEORGE C. McNAMEE George C. McNamee	Director	April 22, 2014

* EVGENY MIROSHNICHENKO Evgeny Miroshnichenko	Director	April 22, 2014

* XAVIER PONTONE Xavier Pontone	Director	April 22, 2014

* GARY K. WILLIS Gary K. Willis	Director	April 22, 2014

* JOHANNES M. ROTH JOHANNES M. ROTH	Director	April 22, 2014

/s/ ANDREW MARSH * Andrew Marsh, as Attorney-in-Fact

Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.1, 10.5 through 10.9 and 10.13 through 10.18 represent the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Exhibit No. and Description

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (7)

3.2	Third Amended and Restated By-laws of Plug Power Inc. (8)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (7)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (9)

3.5	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (13)

3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock. (27)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power. (2)

4.2	Shareholder Rights Agreement, dated as of June 23, 2009, between Plug Power Inc. and Registrar and American Stock Transfer & Trust Company, LLC, as Rights Agent. (9)

4.3	Amendment No. 1 To Shareholder Rights Agreement. (11)

4.4	Amendment No. 2 To Shareholder Rights Agreement. (17)

4.5	Amendment No. 3 To Shareholder Rights Agreement. (19)

4.6	Amendment No. 4 To Shareholder Rights Agreement. (23)

4.7	Amendment No. 5 To Shareholder Rights Agreement. (26)

4.8	Form of Warrant. (14)

4.9	Form of Warrant. (24)

4.10	Form of Warrant (27)

10.1	Employee Stock Purchase Plan. (2)

10.2	Registration Rights Agreement, dated as of June 29, 2006, by and between Plug Power Inc. and Smart Hydrogen Inc. (1)

10.3	Form of Director Indemnification Agreement. (1)

10.4	Form of Director Indemnification Agreement (28)

10.5	Plug Power Executive Incentive Plan. (3)

10.6	Employment Agreement, dated as of April 7, 2008, by and between Andrew Marsh and Plug Power Inc. (5)

10.7	Executive Employment Agreement, dated as of May 5, 2008, by and between Gerard L. Conway, Jr. and Plug Power Inc. (6)

10.8	Executive Employment Agreement, dated as of October 28, 2009, by and between Erik J. Hansen and Plug Power Inc. (10)

10.9	Executive Employment Agreement, dated as of October 23. 2013, by and between Keith C. Schmid and Plug Power Inc. (28)

10.10	Standstill and Support Agreement, dated as of May 6, 2011 among Plug Power Inc., OJSC “INTER RAO UES” and OJSC “Third Generation Company of the Wholesale Electricity Market”. (11)

10.11	Master and Shareholders’ Agreement, dated as of January 24, 2012, by and between Axane S.A. and Plug Power, Inc. (18)

10.12	License Agreement dated as of February 29, 2012, by and between Hypulsion, S.A.S. and Plug Power Inc. (18)

10.13	2011 Stock Option and Incentive Plan. (12)

10.14	Amendment No. 1 to the Plug Power Inc. 2011 Stock Option and Incentive Plan (21)

10.15	Form of Incentive Stock Option Agreement. (15)

10.16	Form of Non-Qualified Stock Option Agreement for Employees. (15)

10.17	Form of Non-Qualified Stock Option Agreement for Independent Directors. (15)

10.18	Form of Restricted Stock Award Agreement. (15)

10.19	Purchase and Sale Agreement dated as of January 24, 2013, by Plug Power Inc. and 968 Albany Shaker Road Associates, LLC (25)

10.20	Amendment to Purchase and Sale Agreement dated as of March 13, 2013 by Plug Power Inc. and 968 Albany Shaker Road Associates, LLC (25)

10.21	Securities Purchase Agreement, dated as of May 8, 2013, by and between Plug Power Inc. and Air Liquide Investissements d’Avenir et Démonstration (26)

10.22	Registration Rights Agreement, dated as of May 16, 2003, by and between Plug Power Inc. and Air Liquide Investissements d’Avenir et de Démonstration (27)

10.23	Executive Employment Agreement, dated as of September 27, 2012, by and between Jill McCoskey and Plug Power Inc. (29)

23.1	Consent of KPMG LLP. (29)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (29)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(29)

101.INS	XBRL Instance Document (29)

101.SCH	XBRL Taxonomy Extension Schema Document (29)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (29)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (29)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (29)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (29)

(1)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 29, 2006.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File Number 333-86089).
(3)	Incorporated by reference to the Company’s current Report on Form 8-K dated February 15, 2007.
(5)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 2, 2008.
(6)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.
(7)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.
(8)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.
(9)	Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 24, 2009.
(10)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.
(11)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 6, 2011.
(12)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 12, 2011.
(13)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 19, 2011.
(14)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 24, 2011.
(15)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2011.
(17)	Incorporated by reference to the Company’s current Report on Form 8-K dated March 19, 2012.
(18)	Incorporated by reference to the Company’s current Report on Form 8-K dated March 21, 2012.
(19)	Incorporated by reference to the Company’s current Report on Form 8-K dated March 26, 2012.
(21)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 18, 2012.
(23)	Incorporated by reference to the Company’s current Report on Form 8-K dated February 13, 2013.

(24)	Incorporated by reference to the Company’s current Report on Form 8-K dated February 14, 2013.
(25)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 1, 2013.
(26)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 8, 2013.
(27)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013.
(28)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 29, 2013.
(29)	Filed herewith

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

/s/ KPMG LLP

Albany, New York

March 31, 2014

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$5,026,523	$9,380,059
Accounts receivable, net	6,429,400	4,021,725
Inventory	10,406,320	8,550,457
Prepaid expenses and other current assets	1,850,859	1,988,457

Total current assets	23,713,102	23,940,698
Restricted cash	500,000	—
Property, plant, and equipment, net	5,277,667	6,708,237
Leased property under capital lease, net	2,453,312	2,969,799
Note receivable	509,945	570,697
Intangible assets, net	2,901,595	5,270,571

Total assets	$35,355,621	$39,460,002

Liabilities, Redeemable Preferred Stock, and Stockholders’ (Deficit) Equity
Current liabilities:
Borrowings under line of credit	$—	$3,380,835
Accounts payable	3,094,385	3,558,157
Accrued expenses	3,068,774	3,828,045
Product warranty reserve	1,608,131	2,671,409
Deferred revenue	3,434,735	2,950,375
Obligations under capital lease	717,870	650,379
Other current liabilities	679,176	—

Total current liabilities	12,603,071	17,039,200
Obligations under capital lease	586,879	1,304,749
Deferred revenue	5,579,281	4,362,092
Common stock warrant liability	28,829,849	475,825
Finance obligation	2,492,330	—
Other liabilities	765,281	1,247,833

Total liabilities	50,856,691	24,429,699
Redeemable Preferred Stock
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $17,007,931) 10,431 shares authorized; Issued and outstanding: 10,431 at December 31, 2013 and 0 at December 31, 2012	2,371,080	—
Stockholders’ (deficit) equity:
Common stock, $0.01 par value per share; 245,000,000 shares authorized; Issued (including shares in treasury): 106,356,558 at December 31, 2013 and 38,404,764 at December 31, 2012	1,063,566	384,048
Additional paid-in capital	831,155,925	801,840,491
Accumulated other comprehensive income	897,807	1,004,412
Accumulated deficit	(849,437,066)	(786,646,266)
Less common stock in treasury: 165,906 shares at December 31, 2013 and December 31, 2012	(1,552,382)	(1,552,382)

Total stockholders’ (deficit) equity	(17,872,150)	15,030,303

Total liabilities, redeemable preferred stock, and stockholders’ (deficit) equity	$35,355,621	$39,460,002

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Product revenue	$18,446,082	$20,791,874	$19,591,786
Service revenue	6,658,816	3,615,253	3,631,479
Research and development contract revenue	1,496,530	1,701,330	3,886,114
Licensed technology revenue	—	—	516,563

Total revenue	26,601,428	26,108,457	27,625,942
Cost of product revenue	20,414,084	25,353,541	22,625,306
Cost of service revenue	14,928,595	12,304,158	8,044,296
Cost of research and development contract revenue	2,505,989	2,804,817	6,232,210
Research and development expense	3,121,007	5,434,235	5,655,748
Selling, general and administrative expenses	12,325,466	14,576,998	14,545,965
Gain on sale of assets	—	—	(673,358)
Amortization of intangible assets	2,270,858	2,306,489	2,322,876

Operating loss	(28,964,571)	(36,671,781)	(31,127,101)
Interest and other income	150,006	226,120	248,430
Change in fair value of common stock warrant liability	(37,101,818)	4,845,165	3,447,153
Interest and other expense and foreign currency gain (loss)	(398,275)	(261,958)	(22,436)
Gain on sale of equity interest in joint venture	3,234,717	—	—

Loss before income taxes	$(63,079,941)	$(31,862,454)	$(27,453,954)
Income tax benefit	410,259	—	—

Net loss attributable to the Company	$(62,669,682)	$(31,862,454)	$(27,453,954)

Preferred stock dividends declared	(121,118)	—	—

Net loss attributable to common shareholders	$(62,790,800)	$(31,862,454)	$(27,453,954)

Loss per share:
Basic and diluted	$(0.82)	$(0.93)	$(1.46)

Weighted average number of common shares outstanding	76,436,408	34,376,427	18,778,066

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Net loss attributable to the Company	$(62,669,682)	$(31,862,454)	$(27,453,954)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(106,605)	75,668	(55,626)
Unrealized gain on available-for-sale securities, net	—	—	18,502

Comprehensive Loss	$(62,776,287)	$(31,786,786)	$(27,491,078)

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the years ended December 31, 2013, 2012 and 2011

				Accumulated				Total
				Other				Stockholders’
	Common Stock		Additional Paid-	Comprehensive	Treasury Stock		Accumulated	(Deficit)
	Shares	Amount	in-Capital	Income (Loss)	Shares	Amount	Deficit	Equity
December 31, 2010	13,369,924	$133,699	$770,863,164	$965,868	180,449	$(1,719,510)	$(727,329,858)	$42,913,363
Net loss attributable to the Company	—	—	—	—	—	—	(27,453,954)	(27,453,954)
Other comprehensive loss	—	—	—	(37,124)	—	—	—	(37,124)
Stock based compensation	221,737	2,217	1,848,330	—	833	(3,030)	—	1,847,517
Public offering common stock, net	9,332,750	93,328	11,831,027	—	—	—	—	11,924,355
Issuance of treasury shares	—	—	(328,650)	—	(35,000)	328,650	—	—
Purchase of treasury shares	—	—	—	—	19,624	(158,492)	—	(158,492)

December 31, 2011	22,924,411	$229,244	$784,213,871	$928,744	165,906	$(1,552,382)	$(754,783,812)	$29,035,665

Net loss attributable to the Company	—	—	—	—	—	—	(31,862,454)	(31,862,454)
Other comprehensive income	—	—	—	75,668	—	—	—	75,668
Stock based compensation	530,353	5,304	1,985,850	—	—	—	—	1,991,154
Public offering common stock, net	14,950,000	149,500	15,640,770	—	—	—	—	15,790,270

December 31, 2012	38,404,764	$384,048	$801,840,491	$1,004,412	$165,906	$(1,552,382)	$(786,646,266)	$15,030,303

Net loss attributable to the Company	—	—	—	—	—	—	(62,669,682)	(62,669,682)
Other comprehensive loss	—	—	—	(106,605)	—	—	—	(106,605)
Stock based compensation	2,198,154	21,982	2,127,510	—	—	—	—	2,149,492
Public Offering, common stock, net (1)	43,101,800	431,018	9,991,406	—	—	—	—	10,422,424
Exercise of warrants (2)	22,494,987	224,950	17,076,968	—	—	—	—	17,301,918
Stock dividend	156,853	1,568	119,550				(121,118)	—

December 31, 2013	106,356,558	$1,063,566	$831,155,925	$897,807	$165,906	$(1,552,382)	$(849,437,066)	$(17,872,150)

(1)	As a result of the 2013 public offerings discussed in Note 4, Stockholders’ Equity, the Company received net proceeds of $12,873,452, of which $2,451,028 in value was ascribed to the warrants issued in the February 2013 public offering.
(2)	Pursuant to the exercise of warrants, additional paid-in capital was increased by $5,878,146 from the issuance of 22,494,987 shares of common stock. Additionally, paid-in capital was increased by $11,198,822 and warrant liability was reduced by $11,198,822 (the fair value of the warrants on the exercise date).

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2013, 2012 and 2011

	Year ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(62,669,682)	$(31,862,454)	$(27,453,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and investment in leased property	1,907,940	2,069,672	2,132,117
Amortization of intangible assets	2,270,858	2,306,489	2,322,876
Stock-based compensation	2,180,869	2,001,840	1,452,259
Gain on sale of equity interest in joint venture	(3,234,717)	—	—
Loss on disposal of property, plant and equipment	65,899	51,975	308,621
Loss (gain) on sale of leased assets	—	20,068	(673,358)
Realized loss on available for sale securities	—	—	22,421
Change in fair value of common stock warrant liability	37,101,818	(4,845,165)	(3,447,153)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(2,407,675)	9,367,539	(9,192,901)
Inventory	(1,855,863)	(1,294,671)	1,438,195
Prepaid expenses and other current assets	137,598	(94,443)	(310,089)
Note receivable	60,752	(570,697)	—
Accounts payable, accrued expenses, product warranty reserve and other liabilities	(2,140,157)	914,388	(1,101,356)
Deferred revenue	1,701,549	1,770,463	1,192,255

Net cash used in operating activities	(26,880,811)	(20,164,996)	(33,310,067)

Cash Flows From Investing Activities:
Proceeds from sale of equity interest in joint venture	3,234,717	—	—
Purchase of property, plant and equipment	(111,032)	(77,527)	(1,326,144)
Restricted cash	—	—	525,000
Proceeds from disposal of property, plant and equipment	84,250	63,605	46,650
Proceeds from sale of leased assets	—	—	673,358
Proceeds from maturities and sales of available-for-sale securities	—	—	10,399,396

Net cash provided by (used in) investing activities	3,207,935	(13,922)	10,318,260

Cash Flows From Financing Activities:
Change in restricted cash	(500,000)	—	—
Purchase of treasury stock	—	—	(158,492)
Proceeds from exercise of warrants	6,103,096	—	—
Proceeds from issuance of preferred stock	2,595,400	—	—
Preferred stock issuance costs	(224,320)	—	—
Proceeds from issuance of common stock and warrants	14,807,718	17,192,500	22,583,877
Common stock issuance costs	(1,934,265)	(1,402,230)	(1,891,378)
Repayment of borrowings under line of credit	(3,380,835)	(2,024,275)	5,405,110
Proceeds from finance obligation	2,600,000	2,105,282	—
Principal payments on obligations under capital lease and finance obligation	(698,674)	(170,222)	(9,956)

Net cash provided by financing activities	19,368,120	15,701,055	25,929,161

Effect of exchange rate changes on cash	(48,780)	1,029	(35,864)
Increase (decrease) in cash and cash equivalents	(4,353,536)	(4,476,834)	2,901,490
Cash and cash equivalents, beginning of year	9,380,059	13,856,893	10,955,403

Cash and cash equivalents, end of year	$5,026,523	$9,380,059	$13,856,893

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

Leased Property Under Capital Lease

Leased property under capital lease is stated at the present value of minimum lease payments. Amortization expense is recorded on a straight-line basis over 6 years, the shorter of the lease term and the estimated useful life of the asset. Amortization expense amounted to $516,497 and $129,122 for the years ended December 31, 2013 and December 31, 2012, respectively, and has been included in cost of service revenue in the accompanying consolidated statements of operations.

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

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based upon the amount of compensation cost recognized and the Company’s statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in additional paid-in capital if the tax deduction exceeds the deferred tax asset or in the consolidated statements of operations if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards. Excess tax benefits are recognized in the period in which the tax deduction is realized through a reduction of taxes payable. No tax benefit or expense for stock-based compensation has been recorded during the years ended December 31, 2013, 2012 and 2011 since the Company remains in a NOL position.

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

The following table provides the components of the calculations of basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net loss attributable to common shareholders	$(62,790,800)	$(31,862,454)	$(27,453,954)

Denominator:
Weighted average number of common shares outstanding	76,436,408	34,376,427	18,778,066

The dilutive potential common shares are summarized as follows:

	At December 31,
	2013	2012	2011
Stock options outstanding	4,703,326	1,986,255	1,948,997
Restricted stock outstanding	650,002	—	280,771
Common stock warrants (1)	24,137,878	9,421,008	7,128,563
Preferred stock (2)	10,972,859	—	—

Number of dilutive potential common shares	40,464,065	11,407,263	9,358,331

(1)	On May 31, 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering. As a result of the March 28 and 29, 2012 and February 20 and 21, 2013 public offerings, the May 8, 2013 issuance of Series C redeemable convertible preferred stock, and the September 16, 2013 public offering described in Note 4, the number of warrants increased to 22,995,365 pursuant to the anti-dilution provisions of those warrants. Additionally, on February 20, 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering. Of the warrants issued in these offerings, 22,494,987 were exercised as of December 31, 2013.
(2)	The preferred stock amount represents the dilutive potential common shares of the 10,431 shares of Series C redeemable convertible preferred stock issued on May 16, 2013.

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

5. Redeemable Preferred Stock

On May 8, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Air Liquide Investissements d’Avenir et de Demonstration (“Air Liquide”), pursuant to which the Company agreed to issue and sell to Air Liquide 10,431 shares of the Company’s Series C Redeemable Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), for an original issue price of $2,595,400 in cash. Net proceeds, after fees and expenses paid by the Company, were $2,371,080.

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

A summary of stock option activity for the year December 31, 2013 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Terms	Value
Options outstanding at December 31, 2012	1,986,255	$8.95	7.9	$—
Granted	3,090,900	0.40	9.6	—
Exercised	—	—	—	—
Forfeited	(340,837)	6.41	—	—
Expired	(32,992)	51.05	—	—

Options outstanding at December 31, 2013	4,703,326	$3.22	8.7	—

Options exercisable at December 31, 2013	1,193,800	10.45	6.7	—
Options unvested at December 31, 2013	3,509,526	$0.77	9.4	$2,751,453

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

A summary of restricted stock activity for the year ended December 31, 2013 is as follows:

		Aggregate
		Instrinsic
	Shares	Value
Unvested restricted stock at December 31, 2012	—	$—
Granted	683,336	1,059,171
Forfeited	(33,334)	(51,668)

Unvested restricted stock at December 31, 2013	650,002	$1,007,503

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

The following tables summarize the basis used to measure certain financial assets at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at December 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)

Common stock warrant liability	$28,829,849	$—	$—	$28,829,849

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at December 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)

Common stock warrant liability	$475,825	$—	$—	$475,825

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

There was no expected dividend yield for the warrants granted. If factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Generally, as the market price of our common stock increases, the fair value of the warrant increases, and conversely, as the market price of our common stock decreases, the fair value of the warrant decreases. Also, a significant increase in the volatility of the market price of the Company’s common stock, in isolation, would result in a significantly higher fair value measurement; and a significant decrease in volatility would result in a significantly lower fair value measurement.

15. Income Taxes

The components of loss before income taxes and the provision for income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Loss before income taxes:
United States	$(61,730,000)	$(30,399,000)	$(25,483,000)
Foreign	(1,350,000)	(1,463,000)	(1,971,000)

	$(63,080,000)	$(31,862,000)	$(27,454,000)

	2013	2012	2011
Income tax benefit
United States	$—	$—	$—
Foreign	(410,000)	—	—

	$(410,000)	$—	$—

The significant components of U.S. deferred income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Deferred tax (benefit) expense	$(3,209,000)	$10,661,000	$17,774,000
Net operating loss carryforward (generated) expired	(6,536,000)	26,924,000	187,597,000
Valuation allowance increase (decrease)	9,745,000	(37,585,000)	(205,371,000)

Provision for Income taxes	$—	$—	$—

The significant components of foreign deferred income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Deferred tax expense (benefit)	$1,406,000	$(1,041,000)	$(1,268,000)
Net operating loss carryforward expired (generated)	(15,000)	(79,000)	496,000
Valuation allowance (decrease) increase	(1,391,000)	1,120,000	772,000

Provision for Income taxes	$—	$—	$—

The Company’s effective income tax rate differed from the federal statutory rate as follows:

	2013	2012	2011
U.S. Federal statutory tax rate	(35.0%)	(35.0%)	(35.0%)
Deferred state taxes, net of federal benefit	(1.3%)	(3.3%)	(3.1%)
Common stock warrant liability	20.6%	(5.3%)	(4.4%)
Gain on Hypulsion transaction	(1.8%)	0.0%	0.0%
Other, net	0.1%	0.1%	0.6%
Change to uncertain tax positions	(1.3%)	(1.6%)	(57.5%)
Foreign tax rate differential	0.2%	0.5%	0.8%
Expiring attribute carryforward	2.2%	0.0%	5.4%
Adjustments to open deferred tax balance	(0.3%)	(5.8%)	(1.7%)
Writeoff of tax attributes due to imposition of Section
382 limitation	1.5%	165.7%	840.9%
Tax credits	0.0%	0.0%	(0.3%)
Change in valuation allowance	14.5%	(115.3%)	(745.7%)

	(0.6%)	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	U.S.		Foreign
	Years ended December 31,		Years ended December 31,
	2013	2012	2013	2012
Intangible assets	$59,000	$130,000	$999,000	$694,000
Deferred revenue	3,425,000	2,779,000	—	—
Other reserves and accruals	1,253,000	1,621,000	—	—
Tax credit carryforwards	—	—	84,000	1,569,000
Property, plant and equipment	1,450,000	1,541,000	504,000	541,000
Amortization of stock-based compensation	9,183,000	8,495,000	—	—
Capitalized research & development expenditures	13,775,000	15,846,000	5,195,000	5,384,000
Net operating loss carryforwards	9,883,000	3,347,000	3,556,000	3,541,000

Total deferred tax asset	39,028,000	33,759,000	10,338,000	11,729,000
Valuation allowance	(26,746,000)	(17,001,000)	(10,338,000)	(11,729,000)

Net deferred tax assets	$12,282,000	$16,758,000	$—	$—

Non-employee stock based compensation	(1,556,000)	(1,556,000)	—	—
Section 382 recognized built in loss	(10,726,000)	(15,202,000)		—

Net deferred tax liability	$(12,282,000)	$(16,758,000)	$—	$—

Net	$—	$—	$—	$—

The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2013 and 2012 of approximately $37.0 million and $28.7 million, respectively. A reconciliation of the current year change in valuation allowance is as follows:

	Total	U.S.	Foreign
Increase in valuation allowance for current year increase in net operating losses:	$6,529,000	$6,536,000	$(7,000)
Increase in valuation allowance for current year net increase in deferred tax assets other than net operating losses:	3,587,000	3,209,000	378,000
Decrease in valuation allowance as a result of foreign currency fluctuation	(798,000)	—	(798,000)
Decrease in valuation allowance as a result of tax attribute expiration	(1,478,000)	—	(1,478,000)
Increase in valuation allowance due to current year change of deferred tax assets as the result of uncertain tax positions.	514,000	—	514,000

Net increase (decrease) in valuation allowance	$8,354,000	$9,745,000	$(1,391,000)

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

Under Internal Revenue Code (IRC) Section 382, the use of loss carryforwards may be limited if a change in ownership of a company occurs. If it is determined that due to transactions involving the Company’s shares owned by its 5 percent shareholders a change of ownership has occurred under the provisions of IRC Section 382, the Company’s federal and state net operating loss carryforwards could be subject to significant IRC Section 382 limitations.

Based upon IRC Section 382 studies, Section 382 ownership changes occurred in 2013, 2012 and 2011 that resulted in $728 million of the Company’s $741 million of federal and state net operating loss carryforwards being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $715 million of the $728 million net operating loss carryforwards that are limited will expire prior to utilization. As a result of the IRC Section 382 limitations these net operating loss carryforwards that will expire unutilized are not reflected in the Company’s gross deferred tax asset as of December 31, 2013.

The ownership changes also resulted in net unrealized built in losses per IRS Notice 2003-65 which should result in recognized built in losses during the five year recognition period of approximately $40.7 million. This will translate into unfavorable book to tax add backs in the Company’s 2013 to 2018 U.S. corporate income tax returns that resulted in a gross deferred tax liability of $10.7 million at December 31, 2013 with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). This has no impact on the Company’s current financial position, results of operations, or cash flows because of the full valuation allowance.

IRC Section 382 also limits the ability for a Company to utilize research credit carryforwards. Approximately $15.6 million of research credit carryforwards are subject to IRC Section 382 limitations and as a result of the IRC Section 382 limitations, the entire $15.6 million will expire prior to utilization.

At December 31, 2013, the Company has unused foreign net operating loss carryforwards of approximately $16.6 million. The net operating loss carryforwards if unused will expire at various dates from 2014 through 2031. At December 31, 2013, the Company has scientific research and experimental development expenditures of $20.8 million available to offset future taxable income. These expenditures have no expiry date. At December 31, 2013, the Company has Canadian ITC credit carryforwards of $0.5 million available to offset future income tax. These credit carryforwards if unused will expire at various dates from 2014 through 2025. Approximately $2.3 million of the foreign net operating loss carryforwards and $0.4 million of the Canadian ITC credit carryforwards represent unrecognized tax benefits and are therefore, not reflected in the Company’s deferred tax asset as of December 31, 2013.

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

The following table summarizes product warranty activity recorded during the year ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Beginning balance - January 1	$2,671,409	$1,210,909
Additions for current year deliveries	970,775	996,439
Reductions for payments made	(2,034,053)	(2,809,263)
Reserve Adjustment	—	3,273,324

Ending balance - December 31	$1,608,131	$2,671,409

17. Commitments and Contingencies

Operating Leases

As of December 31, 2013 and 2012, the Company has several non-cancelable operating leases, primarily for hydrogen infrastructure and fork lift trucks that expire over the next five years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

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

18. Supplemental Disclosures of Cash Flow Information

The following represents required supplemental disclosures of cash flow information and non-cash financing and investing activities which occurred during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Stock-based compensation accrual impact, net	$(31,378)	$(10,687)	$395,257
Change in unrealized loss/gain on available for sale securities	—	—	18,502
Cash paid for interest	474,716	255,896	12,634
Transfer of investment in leased property to inventory	—	—	253,786

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

Long-lived assets, representing the sum of net book value of property, plant, and equipment, net book value of leased property under capital leases, restricted cash, note receivable, and net book value of intangible assets, based on physical location as of December 31, 2013 and 2012, are as follows:

	2013	2012
United States	$9,890,924	$12,261,233
Canada	1,751,595	3,258,071

Total	$11,642,519	$15,519,304

20. Unaudited Quarterly Financial Data (in thousands, except per share data)

	Quarters ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Product revenue	$4,672	$5,581	$2,535	$5,658
Service revenue	1,373	1,549	1,630	2,107
Research and development contract revenue	400	368	462	267
Net loss attributable to common shareholders	(8,576)	(9,338)	(15,948)	(28,929)
Loss per share:
Basic and Diluted	(0.18)	(0.14)	(0.19)	(0.28)

	Quarters ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Product revenue	$6,572	$6,244	$3,418	$4,558
Service revenue	665	957	855	1,138
Research and development contract revenue	515	458	502	226
Net loss attributable to common shareholders	(6,583)	(6,480)	(10,325)	(8,474)
Loss per share:
Basic and Diluted	(0.28)	(0.17)	(0.27)	(0.22)