Form 10-Q
period 2014-03-31
PLUG POWER INC
filed 2014-05-15
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

The number of shares of common stock, par value of $.01 per share, outstanding as of May 7, 2014 was 167,118,979.

PART 1.   FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

 Plug Power Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$63,231,651	$5,026,523
Accounts receivable, net	6,342,316	6,429,400
Inventory	11,943,724	10,406,320
Prepaid expenses and other current assets	2,796,505	1,850,859
Total current assets	84,314,196	23,713,102
Restricted cash	500,000	500,000
Property, plant, and equipment, net	5,235,504	5,277,667
Leased property under capital lease, net	2,324,191	2,453,312
Note receivable	494,480	509,945
Intangible assets, net	2,335,651	2,901,595
Total assets	$95,204,022	$35,355,621
Liabilities, Redeemable Preferred Stock, and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,838,445	$3,094,385
Accrued expenses	2,249,776	3,068,774
Product warranty reserve	1,478,171	1,608,131
Deferred revenue	3,614,686	3,434,735
Obligations under capital lease	735,809	717,870
Other current liabilities	826,924	679,176
Total current liabilities	11,743,811	12,603,071
Obligations under capital lease	396,061	586,879
Deferred revenue	5,759,654	5,579,281
Common stock warrant liability	25,742,408	28,829,849
Finance obligation	2,476,430	2,492,330
Other liabilities	740,075	765,281
Total liabilities	46,858,439	50,856,691
Redeemable Preferred Stock
Series C redeemable convertible preferred stock, $0.01 par value per share
(aggregate involuntary liquidation preference $77,907,299) 10,431 shares authorized;
Issued and outstanding: 10,431 at March 31, 2014 and December 31, 2013	2,371,080	2,371,080
Stockholders' equity (deficit):
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
144,124,667 at March 31, 2014 and 106,356,558 at December 31, 2013	1,441,247	1,063,566
Additional paid-in capital	970,533,905	831,155,925
Accumulated other comprehensive income	897,807	897,807
Accumulated deficit	(925,346,074)	(849,437,066)
Less common stock in treasury:
165,906 shares at March 31, 2014 and December 31, 2013	(1,552,382)	(1,552,382)
Total stockholders' equity (deficit)	45,974,503	(17,872,150)
Total liabilities, redeemable preferred stock, and stockholders' equity (deficit)	$95,204,022	$35,355,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Product revenue	$3,162,327	$4,671,337
Service revenue	2,065,715	1,373,352
Research and development contract revenue	346,399	400,418
Total revenue	5,574,441	6,445,107
Cost of product revenue	3,444,964	5,088,848
Cost of service revenue	4,018,382	2,909,344
Cost of research and development contract revenue	417,917	620,096
Research and development expense	1,253,396	750,484
Selling, general and administrative expenses	3,252,009	2,881,275
Amortization of intangible assets	565,944	573,730
Operating loss	(7,378,171)	(6,378,670)
Interest and other income	45,009	16,212
Change in fair value of common stock warrant liability	(68,433,468)	(2,131,314)
Interest and other expense	(90,469)	(82,607)
Net loss attributable to the Company	$(75,857,099)	$(8,576,379)
Preferred stock dividends declared	(51,909)	-
Net loss attributable to common shareholders	$(75,909,008)	$(8,576,379)
Loss per share:
Basic and diluted	$(0.57)	$(0.18)
Weighted average number of common shares outstanding	133,750,522	48,566,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net loss attributable to the Company	$(75,857,099)	$(8,576,379)
Other comprehensive loss:
Foreign currency translation loss	-	(38,655)
Comprehensive Loss	$(75,857,099)	$(8,615,034)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(75,857,099)	$(8,576,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and investment in leased property	457,735	544,798
Amortization of intangible assets	565,944	573,730
Stock-based compensation	648,750	505,685
Change in fair value of common stock warrant liability	68,433,468	2,131,314
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	87,084	(1,555,264)
Inventory	(1,537,404)	(1,540,017)
Prepaid expenses and other current assets	(945,646)	91,624
Note receivable	15,465	15,024
Accounts payable, accrued expenses, product warranty reserve and other liabilities	(1,115,631)	642,949
Deferred revenue	360,324	1,233,120
Net cash used in operating activities	(8,887,010)	(5,933,416)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(286,451)	(1,909)
Net cash used in investing activities	(286,451)	(1,909)
Cash Flows From Financing Activities:
Restricted cash	-	(750,000)
Proceeds from exercise of warrants	18,311,658	435,000
Proceeds from issuance of common stock and warrants	52,400,005	3,257,117
Stock issuance costs	(3,120,762)	(943,557)
Repayment of borrowings under line of credit	-	(3,380,835)
Proceeds from finance obligation	-	2,600,000
Principal payments on obligations under capital lease and finance obligation	(187,106)	(158,049)
Net cash provided by financing activities	67,403,795	1,059,676
Effect of exchange rate changes on cash	(25,206)	(1,572)
Increase (decrease) in cash and cash equivalents	58,205,128	(4,877,221)
Cash and cash equivalents, beginning of period	5,026,523	9,380,059
Cash and cash equivalents, end of period	$63,231,651	$4,502,838

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

We sell our products worldwide, with a primary focus on North America, through our direct product sales force, leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks. We are party to a joint venture based in France with Axane, S.A. under the name HyPulsion, S.A.S., to develop and sell hydrogen fuel cell systems for the European material handling market. We sell to businesses, government agencies and commercial consumers.

We were organized in the State of Delaware on June 27, 1997.

Unless the context indicates otherwise, the terms “Company,” “Plug Power,” “we,” “our” or “us” as used herein refers to Plug Power Inc. and its subsidiaries.

 Liquidity

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, funding the growth in our GenKey “turn-key” solution which also includes the installation of our customer’s hydrogen infrastructure as well as delivery of the hydrogen molecule, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

We have experienced and continue to experience negative cash flows from operations and net losses attributable to common shareholders. We incurred a net loss attributable to common shareholders of $75.9 million for the three months ended March 31, 2014, and net losses attributable to common shareholders of $62.8 million, $31.9 million and $27.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and we have an accumulated deficit of $925.3 million at March 31, 2014. Substantially all of our accumulated deficit has been incurred in connection with our operating expenses, research and development expenses, and from general and administrative costs associated with our operations.

Net cash used in operating activities for the three months ended March 31, 2014 was $8.9 million. Additionally, on March 31, 2014, we had cash and cash equivalents of $63.2 million and net working capital of $72.6 million. This compares to $5.0 million and $11.1 million, respectively, at December 31, 2013.

On January 15, 2014 we completed an underwritten public offering of 10,000,000 shares of common stock and accompanying warrants to purchase 4,000,000 shares of common stock. The shares and the warrants were sold together in a fixed combination, with each combination consisting of one share of common stock and 0.40 of a warrant to purchase one share of common stock, at a price of $3.00 per fixed combination for gross proceeds of $30.0 million. The securities were placed with a single institutional investor. The warrants have an exercise price of $4.00 per share, are immediately exercisable and will expire on January 15, 2019. The total net proceeds to Plug Power from the January 2014 public offering were $27,970,256.

On March 11, 2014, we completed an underwritten public offering of 3,902,440 shares of common stock. The shares were sold at $5.74 per share for gross proceeds of approximately $22.4 million. The shares were placed with a single institutional investor.  The total net proceeds to Plug Power from the March 2014 public offering were $21,308,987.

On April 30, 2014, we completed an underwritten public offering of 22,600,000 shares of common stock. The shares were sold at $5.50 per share for gross proceeds of approximately $124.3 million. Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses payable by Plug Power were approximately $116.3 million.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended by the Company’s Annual Report on Form 10-K/A, filed for the fiscal year ended December 31, 2013.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s December 31, 2013 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013.

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

At March 31, 2014 and December 31, 2013, the Company had unbilled amounts from product and service revenues in the amount of approximately $223,000 and $184,000, respectively, which is included in other current assets in the accompanying condensed consolidated balance sheets. At March 31, 2014 and December 31, 2013, the Company had deferred product and service revenues in the amount of $9.4 million and $9.0 million, respectively.

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

Joint Venture

The Company accounts for investments in joint ventures in which we have significant influence in accordance with applicable accounting guidance in ASC Subtopic 323-10, Investments – Equity Method and Joint Ventures – Overall. On February 29, 2012 we completed the formation of our joint venture with Axane, S.A., a subsidiary of Air Liquide, under the name HyPulsion, S.A.S. (HyPulsion or the JV). The principal purpose of the JV is to develop and sell hydrogen fuel cell systems for the European material handling market. Axane contributed cash at the closing and will make additional fixed cash contributions in 2013 and 2014 in exchange for an initial 55% ownership of the JV, subject to certain conditions. We have not contributed any cash to the JV and we are not obligated to contribute any cash. We contributed to the JV the right to use our technology, including design and technology know-how on GenDrive systems, in exchange for an initial 45% ownership of the JV.

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

The Company and the JV have also entered into an engineering service agreement under which, among other things, the Company provides the JV with engineering and technical services. The JV made payments to the Company of $1,033,993 and $1,545,402 for the three months ended March 31, 2014 and March 31, 2013, respectively, for engineering and technical services, as well as for the purchase of fuel cell systems and parts.

In accordance with the equity method of accounting, the Company will increase its investment in the JV by its share of any earnings, and decrease its investment in the JV by its share of any losses. Losses in excess of the investment must be restored from future profits before we can recognize our proportionate share of profits. As of March 31, 2014, the Company had a zero basis for its investment in the JV.

3. Inventory

                Inventory as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Raw materials and supplies	$9,780,483	$8,881,596
Work-in-process	879,319	219,327
Finished goods	1,283,922	1,305,397
	$11,943,724	$10,406,320

4. Stockholders’ Equity

                Changes in stockholders’ equity for the three months ended March 31, 2014 are as follows:

				Accumulated				Total
				Other				Stockholders'
		Common Stock	Additional	Comprehensive	Treasury Stock		Accumulated	(Deficit)
	Shares	Amount	in-Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2013	106,356,558	$1,063,566	$831,155,925	$897,807	165,906	$(1,552,382)	$(849,437,066)	$(17,872,150)

Net loss attributable to the Company	-	-	-	-	-	-	(75,857,099)	(75,857,099)
Stock based compensation	56,944	570	591,371	-	-	-	-	591,941
Public Offering, common stock, net (1)	13,902,440	139,024	37,366,979	-	-	-	-	37,506,003
Exercise of warrants (2)	23,800,989	238,010	101,367,798	-	-	-	-	101,605,808
Stock dividend	7,736	77	51,832				(51,909)	-
March 31, 2014	144,124,667	$1,441,247	$970,533,905	$897,807	165,906	$(1,552,382)	$(925,346,074)	$45,974,503

(1)

As a result of the January and March 2014 public offerings discussed further below, the Company received net proceeds of $49,279,243, of which $11,773,240 in value was ascribed to the warrants issued in the January 2014 public offering. The associated warrants have been separately valued and classified as a liability on the accompanying consolidated balance sheet.

(2)

Pursuant to the exercise of warrants, additional paid-in capital was increased by $18,073,649 from the issuance of 23,800,989 shares of common stock. Additionally, paid-in capital was increased by $83,294,149 and warrant liability was reduced by $83,294,149 (the fair value of the warrants on the exercise date).

 First Quarter 2014 Public Offerings

On January 15, 2014 we completed an underwritten public offering of 10,000,000 shares of common stock and accompanying warrants to purchase 4,000,000 shares of common stock. The shares and the warrants were sold together in a fixed combination, with each combination consisting of one share of common stock and 0.40 of a warrant to purchase one share of common stock, at a price of $3.00 per fixed combination for gross proceeds of $30.0 million. The securities were placed with a single institutional investor. The warrants have an exercise price of $4.00 per share, are immediately exercisable and will expire on January 15, 2019. The total net proceeds to Plug Power from the January 2014 public offering were $27,970,256.

On March 11, 2014, we completed an underwritten public offering of 3,902,440 shares of common stock. The shares were sold at $5.74 per share for gross proceeds of approximately $22.4 million. The shares were placed with a single institutional investor.  The total net proceeds to Plug Power from the March 2014 public offering were $21,308,987.

First Quarter 2013 Public Offerings

 On February 20, 2013, the Company completed an underwritten public offering of 18,910,000 shares of common stock and warrants to purchase an aggregate of 18,910,000 shares of common stock. The shares and warrants in the underwritten public offering were sold as a fixed combination, with each combination consisting of one share of common stock and one warrant to purchase one share of common stock at a price to the public of $0.15 per fixed combination. The underwriter also purchased 2,836,500 warrants pursuant to the exercise of its over-allotment option. These warrants have an exercise price of $0.15 per share, are immediately exercisable and will expire on February 20, 2018. The warrants are subject to weighted average anti-dilution provisions in the event of issuance of additional shares of common stock and certain other conditions, as further described in the warrant agreement. Additionally, in the event of a sale of the Company, and under certain conditions, each warrant holder has the right to require the Company to purchase such holder’s warrants at a price determined using a Black-Scholes option pricing model. The underwriter was also granted an additional 1,891,000 warrants at $0.18 per share. These warrants are exercisable on February 13, 2014 and will expire on February 13, 2018. Net proceeds, after underwriting discounts and commissions and other fees and expenses payable by Plug Power, were $1,948,766. On February 21, 2013, the Company sold 2,801,800 additional shares of common stock, pursuant to the underwriter’s exercise of its overallotment option in connection with the public offering, resulting in additional net proceeds to the Company of approximately $364,794. The total net proceeds to Plug Power from the February 2013 public offerings were $2,313,560.

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

The Series C Preferred Stock has weighted average anti-dilution protection. Therefore, the conversion price is subject to adjustment in the event the Company issues additional shares of common stock for a consideration per share less than the Series C conversion price in effect immediately prior to such issue. Upon this occurrence, the conversion price shall be reduced to a price determined in accordance with a prescribed formula. Accordingly, with the exercise of 18,846,400 warrants at $0.15 and 1,891,000 warrants at $0.18 occurring after the close of the redeemable preferred stock sale, the Series C Preferred Stock conversion price was adjusted from $0.248794 per share to $0.234520 per share.

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

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2014	March 31, 2013
Numerator:
Net loss attributable to common shareholders	$(75,909,008)	$(8,576,379)
Denominator:
Weighted average number of common shares
outstanding	133,750,522	48,566,794

The potential dilutive common shares are summarized as follows:

	At March 31,
	2014	2013
Stock options outstanding	4,785,485	1,986,255
Restricted stock outstanding	650,002	-
Common stock warrants (1)	4,250,490	39,662,889
Preferred stock (2)	11,065,897	-
Number of dilutive potential common shares	20,751,874	41,649,144

(1)

In May 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering. As a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the number of warrants increased to 22,995,365. Of the warrants issued in May 2011, 22,744,975 have been exercised as of March 31, 2014.  In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering. Of the warrants issued in February 2013, 23,637,400 were exercised as of March 31, 2014.  In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering.  Of the warrants issued in January 2014, none of have been exercised as of March 31, 2014.

(2)	The preferred stock amount represents the dilutive potential common shares of the 10,431 shares of Series C redeemable convertible preferred stock issued on May 16, 2013.

7. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of March 31, 2014 are as follows:

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total

Acquired Technology	8 years	$17,036,835	$(14,836,601)	$2,200,234
Customer Relationships	8 years	1,000,000	(864,583)	135,417
		$18,036,835	$(15,701,184)	$2,335,651

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2013 are as follows:

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total

Acquired Technology	8 years	$17,036,835	$(14,301,907)	$2,734,928
Customer Relationships	8 years	1,000,000	(833,333)	166,667
		$18,036,835	$(15,135,240)	$2,901,595

8. Property, Plant and Equipment

Property, plant and equipment at March 31, 2014 and December 31, 2013 consist of the following:

	March 31,	December 31,
	2014	2013
Land	$90,000	$90,000
Buildings	15,332,232	15,332,232
Building improvements	4,923,827	4,923,827
Software, machinery and equipment	10,944,687	10,658,236
	31,290,746	31,004,295
Less accumulated depreciation	(26,055,242)	(25,726,628)
Property, plant, and equipment, net	$5,235,504	$5,277,667

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

Leased property under capital lease at March 31, 2014 and December 31, 2013 consist of the following:

	March 31,	December 31,
	2014	2013
Leased property under capital lease	$3,098,921	$3,098,921
Less accumulated depreciation	(774,730)	(645,609)
Leased property under capital lease, net	$2,324,191	$2,453,312

10. Finance Obligation

On March 27, 2013, the Company completed a sale-leaseback transaction of its property located at 968 Albany Shaker Road, Latham, New York, for an aggregate sale price of $4,500,000, of which $2,750,000 was received in cash at closing and $1,750,000 is receivable with 5% annual interest, over 15 years in equal monthly installments of $13,839. Although the property was sold and the Company has no legal ownership of the facility, the Company was prohibited from recording the transaction as a sale because of continuing involvement with the property. Accordingly, the sale has been accounted for as a financing transaction, which requires the Company to continue reporting the building as an asset and to record a financing obligation for the sale price. Liabilities relating to this agreement of $2,476,430 and $61,048 have been recorded as finance obligation and current portion finance obligation (other current liabilities), respectively, in the condensed consolidated balance sheet as of March 31, 2014.

In connection with the sale-leaseback transaction, the Company also entered into an agreement with the buyer, pursuant to which the Company leases from the buyer a portion of the premises sold for a term of 15 years.  Additionally, as part of the terms of the transaction, the Company issued a standby letter of credit to the benefit of the landlord/lessor that can be drawn by the beneficiary in the event of default on the lease by Plug Power. The standby letter totals $500,000 and is 100% collateralized by cash balances of the Company. The standby letter is renewable for a period of ten years and can be cancelled in part or in full if certain covenants are met and maintained by the Company. Accordingly, as of March 31, 2014, $500,000 has been recorded to restricted cash in the condensed consolidated balance sheet.

11. Income Taxes

Under Internal Revenue Code (IRC) Section 382, the use of loss carryforwards may be limited if a change in ownership of a company occurs. If it is determined that, due to transactions involving the Company’s shares owned by its 5 percent or greater shareholders, a change of ownership has occurred under the provisions of IRC Section 382, the Company's federal and state net operating loss carryforwards could be subject to significant IRC Section 382 limitations.

Based upon IRC Section 382 studies, Section 382 ownership changes occurred in 2013, 2012 and 2011 that resulted in $728 million of the Company's $741 million of federal and state net operating loss carryforwards generated through December 31, 2013 being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $715 million of the $728 million net operating loss carryforwards that are limited will expire prior to utilization. As a result of the IRC Section 382 limitations these net operating loss carryforwards that will expire unutilized are not reflected in the Company’s gross deferred tax asset at March 31, 2014.

The ownership changes also resulted in net unrealized built in losses per IRS Notice 2003-65 which should result in recognized built in losses during the five year recognition period.  These recognized built in losses will translate into unfavorable book to tax add backs in the Company's 2014 to 2018 U.S. corporate income tax returns of approximately $28.0 million that resulted in a gross deferred tax liability of $10.7 million at March 31, 2014 with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). This has no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

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

12. Fair Value

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at March 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$25,742,408	$-	$-	$25,742,408

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at December 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$28,829,849	$-	$-	$28,829,849

The following tables show reconciliations of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the three months ended March 31, 2014:

Fair Value
Measurement Using
Significant
Common stock warrant liability	Unobservable Inputs

Beginning of period - January 1, 2014	$28,829,849
Change in fair value of common stock warrants	68,433,468
Issuance of common stock warrants	11,773,240
Exercise of common stock warrants	(83,294,149)
Fair value of common stock warrant liability at March 31, 2014	$25,742,408

The following summarizes the valuation technique for assets measured and recorded at fair value:

Common stock warrant liability (Level 3): For our common stock warrants, fair value is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

The Company used the following assumptions for its common stock warrants issued on May 31, 2011. The risk-free interest rate for May 31, 2011 (issuance date), December 31, 2013, and March 31, 2014 was 0.75%, 0.52%, and 0.61% respectively. The volatility of the market price of the Company’s common stock for May 31, 2011, December 31, 2013, and March 31, 2014 was 94.4%, 119.3%, and 144.8%, respectively. The expected average term of the warrant used for May 31, 2011, December 31, 2013 and March 31, 2014 was 2.5 years, 2.4 years, and 2.2 years, respectively.

The Company used the following assumptions for its common stock warrants issued on February 20, 2013. The risk-free interest rate for February 20, 2013 (issuance date), December 31, 2013, and March 31, 2014 was 0.85%, 1.14%, and 1.23%, respectively. The volatility of the market price of the Company’s common stock for February 20, 2013, December 31, 2013, and March 31, 2014 was 102.0%, 99.0%, and 121.4%, respectively. The expected average term of the warrant used for February 20, 2013, December 31, 2013, and March 31, 2014 was 5.0 years, 4.1 years, and 3.9 years, respectively.

The Company used the following assumptions for its common stock warrants issued on January 15, 2014. The risk-free interest rate for January 15, 2014 (issuance date) and March 31, 2014 was 1.65% and 1.64%, respectively. The volatility of the market price of the Company’s common stock for January 15, 2014 and March 31, 2014 was 107.6% and 113.5%, respectively. The expected average term of the warrant used for January 15, 2014 and March 31, 2014 were 5.0 years and 4.8 years, respectively.

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

 13. Commitments and Contingencies

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

At March 31, 2014, five customers comprise approximately 74.0% of the total accounts receivable balance, with each customer individually representing 27.3%, 21.5%, 14.8%, 5.3% and 5.1% of total accounts receivable, respectively.  At December 31, 2013, five customers comprise approximately 78.3% of the total accounts receivable balance, with each customer individually representing 30.8%, 26.9%, 10.2%, 5.8% and 4.6% of total accounts receivable, respectively.

For the three months ended March 31, 2014, contracts with two customers comprise approximately 31.6% of total consolidated revenues, with each customer representing 21.1% and 10.5%, respectively.  For the three months ended March 31, 2013, contracts with two customers comprise approximately 58.3% of total consolidated revenues, with each customer representing 42.7% and 15.6%, respectively.

Product Warranty

The contracts we entered into generally provide a one to two-year product warranty to customers from date of installation. We currently estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for future claims in the period the revenue is recognized.  Factors that affect our warranty liability include the number of installed units, estimated material costs, estimated travel, and labor costs.

The following table summarizes product warranty activity recorded during the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Beginning balance - January 1	$1,608,131	$2,671,409
Additions for current period deliveries	227,431	167,362
Reductions for payments made	(357,391)	(965,878)
Ending balance - March 31	$1,478,171	$1,872,893

 14. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Cash paid for interest	$115,130	$82,607

15.  Subsequent Events

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the financial statements and has noted no other subsequent events requiring recognition or disclosure other than as stated below.

On April 2, 2014, we and our wholly owned subsidiary, Emergent Power Inc., or Emergent Power, entered into an asset purchase agreement with ReliOn, Inc., (ReliOn), pursuant to which Emergent Power acquired substantially all of the assets of ReliOn, including patents, technology and other intangible assets, and equipment and other tangible assets. ReliOn is a developer of hydrogen fuel cell stack technology based in Spokane, Washington. As consideration, we issued 530,504 shares of our common stock, and assumed certain specified liabilities of ReliOn. The 530,504 shares were valued at $4,000,000. In connection with the ReliOn Acquisition, Emergent Power and Cummins Inc. entered into a License Agreement pursuant to which Emergent Power granted to Cummins Inc. a non-exclusive, world-wide, royalty-free license to a portfolio of patents acquired as part of the ReliOn Acquisition that relate generally to fuel cell systems.

On April 21, 2014, we signed a non-binding memorandum of understanding (MOU) with Hyundai Hysco Co. Ltd., or Hyundai, to create a joint venture partnership to develop, manufacture and sell hydrogen fuel cell products and stacks for applications in countries throughout Asia using Hyundai’s advanced stack and plate technology. The MOU provides that the parties intend to finalize the joint venture by July 31, 2014.

On April 30, 2014, we completed an underwritten public offering of 22,600,000 shares of common stock. The shares were sold at $5.50 per share for gross proceeds of approximately $124.3 million. Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses payable by Plug Power were approximately $116.3 million.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended by our Annual Report on Form 10-K/A, filed for the fiscal year ended December 31, 2013.  In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability, the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue, in whole or in part; the risk that a loss of one or more of our major customers could result in a material adverse effect on our financial condition; the risk that a sale of a significant number of shares of stock could depress the market price of our common stock; the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability; the risk of potential losses related to any product liability claims and contract disputes; the risk of loss related to an inability to maintain an effective system of internal controls or key personnel; risks related to the use of flammable fuels in our products; the risk that pending orders may not convert to purchase orders, in whole or in part; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; the ability to achieve the forecasted gross margin on the sale of our products; the risk that our actual net cash used for operating expenses may exceed the projected net cash for operating expenses; the cost and availability of fuel and fueling infrastructures for our products; market acceptance of our products, including GenDrive systems; the volatility of our stock price; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully expand our product lines; our ability to successfully expand internationally; our ability to improve system reliability for our GenDrive systems; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; risks associated with potential future acquisitions; and other risks and uncertainties discussed under Item IA—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed on March 31, 2014. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

Recent Developments

On January 15, 2014 we completed an underwritten public offering of 10,000,000 shares of common stock and accompanying warrants to purchase 4,000,000 shares of common stock. The shares and the warrants were sold together in a fixed combination, with each combination consisting of one share of common stock and 0.40 of a warrant to purchase one share of common stock, at a price of $3.00 per fixed combination for gross proceeds of $30.0 million. The securities were placed with a single institutional investor. The warrants have an exercise price of $4.00 per share, are immediately exercisable and will expire on January 15, 2019. The total net proceeds to Plug Power from the January 2014 public offering were $27,970,256.

In February 2014, we received a multiple site purchase order from Wal-Mart Stores East, LP, or Walmart, to roll out our hydrogen fuel cell solution to power electric forklift truck fleets in six distribution centers in North America. The purchase order included over 1,700 GenDrive fuel cell units to be deployed over the next two years, GenFuel infrastructure construction and hydrogen fuel supply, and a six-year GenCare service contract for each site. This agreement may be terminated by Walmart at its option by written notice to us, with certain amounts due from Walmart depending on the date of termination in respect of the commissioning process at each site.

On March 11, 2014, we completed an underwritten public offering of 3,902,440 shares of common stock. The shares were sold at $5.74 per share for gross proceeds of approximately $22.4 million. The shares were placed with a single institutional investor.  The total net proceeds to Plug Power from the March 2014 public offering were $21,308,987.

On April 2, 2014, we acquired substantially all of the assets of ReliOn, a developer of hydrogen fuel cell stack technology based in Spokane, Washington.  As consideration for the Acquisition, we issued 530,504 shares of our common stock and assumed certain specified liabilities of ReliOn. The Shares were valued at $4,000,000 based on the $7.54 closing sale price of our common stock on the Nasdaq Capital Market on April 1, 2014.

On April 21, 2014, we signed a non-binding memorandum of understanding (MOU) with Hyundai Hysco Co. Ltd., or Hyundai, to create a joint venture partnership to develop, manufacture and sell hydrogen fuel cell products and stacks for applications in countries throughout Asia using Hyundai’s advanced stack and plate technology. The MOU provides that the parties intend to finalize the joint venture by July 31, 2014.

On April 30, 2014, we completed an underwritten public offering of 22,600,000 shares of common stock. The shares were sold at $5.50 per share for gross proceeds of approximately $124.3 million. Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses payable by Plug Power were approximately $116.3 million.

Results of Operations

Product revenue. Product revenue generally includes revenue from the sale of our GenDrive units.

Product revenue for the three months ended March 31, 2014 decreased $1.5 million or 32.3%, to $3.2 million from $4.7 million for the three months ended March 31, 2013. This decrease is primarily related to fewer shipments during 2014. In the product revenue category, there were 165 fuel cell systems shipped for the three months ended March 31, 2014 as compared to 238 fuel cell systems shipped for the three months ended March 31, 2013.

Service revenue: Service revenue generally includes revenue from our service and maintenance contracts, hydrogen contracts, spare parts, and leased units.

Service revenue for the three months ended March 31, 2014 increased $0.7 million or 50.4%, to $2.1 million from $1.4 million for the three months ended March 31, 2013. The increase is primarily related to an increase in GenCare service contracts.

Research and development contract revenue. Research and development contract revenue relates to both cost reimbursement and fixed price research and development contracts associated with the development of PEM fuel cell technology.  Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. Revenue from fixed fee contracts is recognized on the basis of percentage of completion. We expect to continue certain research and development contract work that is related to our current product development efforts.

Research and development contract revenue for the three months ended March 31, 2014 decreased $0.1 million, or 13.5%, to $0.3 million from $0.4 million for the three months ended March 31, 2013. The decrease is primarily related to a reduced effort on three funded projects that are complete or near completion, partially offset by the start of two new projects.

Cost of product revenue. Cost of product revenue includes direct material and labor costs, warranty cost, and an allocation of overhead costs that relate to the manufacture of GenDrive products.

Cost of product revenue for the three months ended March 31, 2014 decreased $1.7 million, or 32.3%, to $3.4 million from $5.1 million for the three months ended March 31, 2013. The decrease in the cost of product revenue was primarily related to a decline in the number of units shipped in 2014.. In the cost of product revenue category, there were 165 fuel cell systems shipped for the three months ended March 31, 2014 as compared to 238 fuel cell systems shipped for the three months ended March 31, 2013.

Cost of service revenue. Cost of service revenue includes the labor and material costs incurred for our product service and maintenance contracts, our hydrogen contracts, replacement parts, rental units, and leased units. In addition, cost of service revenue also includes allocation of overhead costs that relate to the servicing of our GenDrive products.

Cost of service revenue for the three months ended March 31, 2014 increased $1.1 million, or 38.1%, to $4.0 million from $2.9 million for the three months ended March 31, 2013. The increase in the cost of service revenue was primarily related to a higher number of GenCare service contracts, coupled with an increase in service personnel.

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

Cost of research and development contract revenue for the three months ended March 31, 2014 decreased $0.2 million, or 32.6% to $0.4 million from $0.6 million for the three months ended March 31, 2013. The decrease is primarily related to a reduced effort on three funded projects that are complete or near completion, partially offset by the start of two new projects.

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

Research and development expense for the three months ended March 31, 2014 increased $0.5 million, or 67% to $1.3 million, from $0.8 million for the three months ended March 31, 2013. This increase was primarily related to a decline in the amount of research and development costs that can be charged to government and other projects.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2014 increased $0.4 million, or 12.9%, to $3.3 million from $2.9 million for the three months ended March 31, 2013. This increase was primarily related to an increase in personnel related expenses.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets, including acquired technology and customer relationships, which are being amortized over eight years.

Amortization of intangible assets decreased to approximately $566,000 for the three months ended March 31, 2014, compared to approximately $574,000 for the three months ended March 31, 2013.  The decrease is related to foreign currency fluctuations.

Interest and other income. Interest and other income consists primarily of interest earned on our cash, interest earned on our note receivable, interest earned on our sale-leaseback transaction, rental income, and other income.

Interest and other income increased to approximately $45,000 for the three months ended March 31, 2014 from approximately $16,000 for the three months ended March 31, 2013. This increase is primarily related to an increase in rental income, coupled with an increase in interest earned on our sale-leaseback transaction.

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

The change in fair value of common stock warrant liability for the three months ended March 31, 2014 resulted in an increase in the associated warrant liability of $68.4 million as compared to an increase of $2.1 million for the three months ended March 31, 2013. These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Interest and other expense. Interest and other expense consists of interest and other expenses related to the Silicon Valley Bank (SVB) Loan and Security Agreement, interest related to obligations under capital lease, interest related to our finance obligation, and foreign currency exchange gain (loss).

Interest and other expense for the three months ended March 31, 2014 was approximately $90,000, compared to approximately $83,000 for the three months ended March 31, 2013. This increase is primarily related to interest expense on obligations under capital lease, and interest expense related to our finance obligation, offset by a decline in interest and other expenses related to our SVB Loan and Security Agreement, which expired on March 29, 2013.

Income taxes.  We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.  As needed, the Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

We have experienced and continue to experience negative cash flows from operations and net losses attributable to common shareholders. We incurred a net loss attributable to common shareholders of $75.9 million for the three months ended March 31, 2014, and net losses attributable to common shareholders of $62.8 million, $31.9 million and $27.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and we have an accumulated deficit of $925.3 million at March 31, 2014. Substantially all of our accumulated deficit has been incurred in connection with our operating expenses, research and development expenses and from general and administrative costs associated with our operations.

Net cash used in operating activities for the three months ended March 31, 2014 was $8.9 million. Additionally, on March 31, 2014, we had cash and cash equivalents of $63.2 million and net working capital of $72.6 million. This compares to $5.0 million and $11.1 million, respectively, at December 31, 2013.

On January 15, 2014 we completed an underwritten public offering of 10,000,000 shares of common stock and accompanying warrants to purchase 4,000,000 shares of common stock. The shares and the warrants were sold together in a fixed combination, with each combination consisting of one share of common stock and 0.40 of a warrant to purchase one share of common stock, at a price of $3.00 per fixed combination for gross proceeds of $30.0 million. The securities were placed with a single institutional investor. The warrants have an exercise price of $4.00 per share, are immediately exercisable and will expire on January 15, 2019. The total net proceeds to Plug Power from the January 2014 public offering were $27,970,256.

On March 11, 2014, we completed an underwritten public offering of 3,902,440 shares of common stock. The shares were sold at $5.74 per share for gross proceeds of approximately $22.4 million. The shares were placed with a single institutional investor.  The total net proceeds to Plug Power from the March 2014 public offering were $21,308,987.

On April 30, 2014, we completed an underwritten public offering of 22,600,000 shares of common stock. The shares were sold at $5.50 per share for gross proceeds of approximately $124.3 million. Net proceeds, after underwriting discounts and commissions and other estimated fees and expenses payable by Plug Power were approximately $116.3 million.

We believe that our current cash, cash equivalents, cash generated from future sales, cash generated from the exercise of outstanding warrants, and cash generated from recent public offerings will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

Several key indicators of liquidity are summarized in the following table (in thousands USD):

	Three months	Three months	Year
	ended or at	ended or at	ended or at
	March 31, 2014	March 31, 2013	December 31, 2013

Cash and cash equivalents at end of period	$63,232	$4,503	$5,027
Working capital at end of period	72,570	7,875	11,110
Net loss attributable to common shareholders	75,909	8,576	62,791
Net cash used in operating activities	8,887	5,933	26,881
Purchase of property, plant and equipment	286	2	111

During the three months ended March 31, 2014, cash used for operating activities was $8.9 million, consisting primarily of a net loss attributable to the Company of $75.9 million, coupled with changes in operating assets and liabilities of $3.1 million, offset by net non-cash expenses in the amount of $70.1 million, including $1.0 million for amortization and depreciation, $0.7 million for stock based compensation, and $68.4 million for the change in fair value of common stock warrant liability. Cash used by investing activities for the three months ended March 31, 2014 was $0.3 million, consisting of the purchase of property, plant, and equipment. Cash provided by financing activities for the three months ended March 31, 2014 was approximately $67.4 million consisting primarily of $18.3 million provided from the exercise of warrants, and $49.3 million in net proceeds from public offerings, offset by $0.2 million for principal payments on long-term debt.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as a discussion of Significant Accounting Policies included in Note 2, Basis of Presentation, of the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

PART II.  OTHER INFORMATION

Item 1 – Legal Proceedings

                None.

 Item 1A - Risk Factors

Part II, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission, filed on March 31, 2014, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results.  Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K.  However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the three months ended March 31, 2014, we issued 21,676 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

(b)  Not applicable.

(c)  None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

(a)  None.

(b)  None.

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.2	Third Amended and Restated By-laws of Plug Power Inc. (3)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (2).
3.5	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (4)
3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock (5)

31.1 and 31.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

101.INS*	XBRL Instance Document (6)

101.SCH*	XBRL Taxonomy Extension Schema Document (6)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (6)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (6)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (6)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (6)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.
(2)	Incorporated by reference to the Company’s current Report on Form 8-A dated June 24, 2009.
(3)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.
(4)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 19, 2011.
(5)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013.
(6)	Filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,  2014 and 2013; and (v) related notes, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 15, 2014	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ David Waldek
David Waldek
Interim Chief Financial Officer (Principal Financial Officer)

Page 32