Form 10-Q
period 2014-06-30
PLUG POWER INC
filed 2014-08-14
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non -accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value of $.01 per share, outstanding as of August 7, 2014 was 167,345,074.

INDEX to FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1– Interim Financial Statements (Unaudited)
4
Condensed Consolidated Balance Sheets
4
Condensed Consolidated Statements of Operations
5
Condensed Consolidated Statements of Comprehensive Income (Loss)
6
Condensed Consolidated Statements of Cash Flows
7
Notes to Condensed Consolidated Financial Statements
8
Item 2– Management’s Discussion and Analysis of Financial Condition and Results of Operations
22
Item 3– Quantitative and Qualitative Disclosures About Market Risk
28
Item 4– Controls and Procedures
28

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings
29
Item 1A – Risk Factors
29
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
29
Item 3– Defaults Upon Senior Securities
29
Item 4– Mine Safety Disclosures
29
Item 5– Other Information
29
Item 6– Exhibits
30
Signatures
32

PART 1.  FINANCIAL INFORMATION

Item 1 – Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$168,608,852	$5,026,523
Accounts receivable, net	16,461,076	6,429,400
Inventory	19,762,953	10,406,320
Prepaid expenses and other current assets	5,092,451	1,850,859
Total current assets	209,925,332	23,713,102
Restricted cash	500,000	500,000
Property, plant, and equipment, net	5,284,715	5,277,667
Leased property under capital lease, net	2,195,069	2,453,312
Note receivable	478,903	509,945
Intangible assets, net	2,707,207	2,901,595
Other assets	16,779	-
Total assets	$221,108,005	$35,355,621
Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,302,961	$3,094,385
Accrued expenses	2,790,785	3,068,774
Product warranty reserve	1,426,530	1,608,131
Deferred revenue	4,439,673	3,434,735
Obligations under capital lease	754,197	717,870
Other current liabilities	776,847	679,176
Total current liabilities	19,490,993	12,603,071
Obligations under capital lease	200,475	586,879
Deferred revenue	8,370,045	5,579,281
Common stock warrant liability	16,129,113	28,829,849
Finance obligation	2,460,085	2,492,330
Other liabilities	1,201,656	765,281
Total liabilities	47,852,367	50,856,691
Redeemable Preferred Stock
Series C redeemable convertible preferred stock, $0.01 par value per share
(aggregate involuntary liquidation preference $51,788,319) 10,431 shares authorized;
Issued and outstanding: 10,431 at June 30, 2014 and December 31, 2013	2,371,080	2,371,080
Stockholders’ equity (deficit):
Common stock, $0.01 par value per share; 245,000,000 shares authorized;
Issued (including shares in treasury):
167,434,369 at June 30, 2014 and 106,356,558 at December 31, 2013	1,674,344	1,063,566
Additional paid-in capital	1,091,955,245	831,155,925
Accumulated other comprehensive income	897,807	897,807
Accumulated deficit	(921,521,026)	(849,437,066)
Less common stock in treasury:
282,331 shares at June 30, 2014 and 165,906 at December 31, 2013	(2,121,812)	(1,552,382)
Total stockholders’ equity (deficit)	170,884,558	(17,872,150)
Total liabilities, redeemable preferred stock, and stockholders’ equity (deficit)	$221,108,005	$35,355,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2014	2013	2014	2013
Product revenue	$12,578,841	$5,580,445	$15,741,168	$10,251,782
Service revenue	4,414,858	1,549,321	6,480,573	2,922,673
Research and development contract revenue	327,543	367,508	673,942	767,926
Total revenue	17,321,242	7,497,274	22,895,683	13,942,381
Cost of product revenue	10,447,385	5,340,897	13,892,349	10,429,745
Cost of service revenue	5,907,774	3,632,411	9,926,156	6,541,755
Cost of research and development contract revenue	770,109	532,779	1,188,026	1,152,875
Research and development expense	1,398,231	823,581	2,651,627	1,574,065
Selling, general and administrative expenses	4,831,355	3,215,425	8,083,364	6,096,700
Amortization of intangible assets	608,444	568,291	1,174,388	1,142,021
Operating loss	(6,642,056)	(6,616,110)	(14,020,227)	(12,994,780)
Interest and other income	48,770	40,869	93,779	57,081
Gain on bargain purchase	1,014,256	-	1,014,256	-
Change in fair value of common stock warrant liability	9,577,126	(5,833,318)	(58,856,342)	(7,964,632)
Interest and other expense	(121,139)	(146,922)	(211,608)	(229,529)
Gain on sale of equity interest in joint venture	-	3,234,717	-	3,234,717
Net income (loss) attributable to the Company	$3,876,957	$(9,320,764)	$(71,980,142)	$(17,897,143)
Preferred stock dividends declared	(51,909)	(17,303)	(103,818)	(17,303)
Net income (loss) attributable to common shareholders	$3,825,048	$(9,338,067)	$(72,083,960)	$(17,914,446)
Net income (loss) per share:
Basic	$0.02	$(0.14)	$(0.49)	$(0.31)
Diluted	$0.02	$(0.14)	$(0.49)	$(0.31)
Basic weighted average number of common shares outstanding	159,916,449	68,662,067	146,905,767	58,669,943
Diluted weighted average number of common shares outstanding	176,157,179	68,662,067	146,905,767	58,669,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) attributable to the Company	$3,876,957	$(9,320,764)	$(71,980,142)	$(17,897,143)
Other comprehensive loss:
Foreign currency translation loss	-	(43,441)	-	(82,096)
Comprehensive income (loss)	$3,876,957	$(9,364,205)	$(71,980,142)	$(17,979,239)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(71,980,142)	$(17,897,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and investment in leased property	938,900	944,527
Amortization of intangible assets	1,174,388	1,142,021
Stock-based compensation	1,254,727	1,019,958
Gain on sale of equity interest in joint venture	-	(3,234,717)
Gain on bargain purchase	(1,014,256)	-
Gain on disposal of property, plant and equipment	(27,300)	(55,768)
Change in fair value of common stock warrant liability	58,856,342	7,964,632
Changes in operating assets and liabilities that provide (use) cash, net of effects of acquisition:
Accounts receivable	(9,715,703)	(327,295)
Inventory	(4,195,410)	(44,849)
Prepaid expenses and other current assets	(3,169,477)	36,393
Note receivable	31,042	30,156
Accounts payable, accrued expenses, product warranty reserve and other liabilities	4,187,971	(2,425,008)
Deferred revenue	3,725,169	1,914,096
Net cash used in operating activities	(19,933,749)	(10,932,997)
Cash Flows From Investing Activities:
Proceeds from sale of equity interest in joint venture	-	3,234,717
Purchase of property, plant and equipment	(524,715)	(70,932)
Purchase of ReliOn, net of cash acquired	414,000	-
Proceeds from disposal of property, plant and equipment	27,300	56,700
Net cash (used in) provided by investing activities	(83,415)	3,220,485
Cash Flows From Financing Activities:
Restricted cash	-	(750,000)
Proceeds from exercise of warrants	18,317,284	2,849,460
Purchase of treasury stock	(63,846)	-
Proceeds from issuance of preferred stock	-	2,595,400
Preferred stock issuance costs	-	(144,321)
Proceeds from issuance of common stock and warrants	176,700,005	3,257,117
Common stock issuance costs	(10,977,387)	(943,557)
Repayment of borrowings under line of credit	-	(3,380,835)
Proceeds from finance obligation	-	2,600,000
Principal payments on obligations under capital lease and finance obligation	(378,937)	(338,179)
Net cash provided by financing activities	183,597,119	5,745,085
Effect of exchange rate changes on cash	2,374	(1,684)
Increase (decrease) in cash and cash equivalents	163,582,329	(1,969,111)
Cash and cash equivalents, beginning of period	5,026,523	9,380,059
Cash and cash equivalents, end of period	$168,608,852	$7,410,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.  Nature of Operations

Description of Business

Plug Power Inc. is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of fuel cell systems for the industrial off-road (forklift or material handling) market.

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

We have experienced and continue to experience negative cash flows from operations and net losses attributable to common shareholders. We incurred a net loss attributable to common shareholders of $72.1 million for the six months ended June 30, 2014, and net losses attributable to common shareholders of $62.8 million, $31.9 million and $27.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and we have an accumulated deficit of $921.8 million at June 30, 2014. Substantially all of our accumulated deficit has been incurred in connection with our operating expenses, research and development expenses, and from general and administrative costs associated with our operations.

Net cash used in operating activities for the six months ended June 30, 2014 was $19.9 million. Additionally, on June 30, 2014, we had cash and cash equivalents of $168.6 million and net working capital of $190.4 million. This compares to $5.0 million and $11.1 million, respectively, at December 31, 2013.

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

On April 30, 2014, we completed an underwritten public offering of 22,600,000 shares of common stock. The shares were sold at $5.50 per share for gross proceeds of approximately $124.3 million. The total net proceeds to Plug Power from the April 2014 public offering were $116,443,375.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s December 31, 2013 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013.

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

At June 30, 2014 and December 31, 2013, the Company had unbilled amounts from product and service revenues in the amount of approximately $357,000 and $184,000, respectively, which is included in other current assets in the accompanying condensed consolidated balance sheets. At June 30, 2014 and December 31, 2013, the Company had deferred product and service revenues in the amount of $12.8 million and $9.0 million, respectively.

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

Joint Venture

The Company accounts for investments in joint ventures in which we have significant influence in accordance with applicable accounting guidance in ASC Subtopic 323-10, Investments – Equity Method and Joint Ventures – Overall. On February 29, 2012 we completed the formation of our joint venture with Axane, S.A., a subsidiary of Air Liquide, under the name HyPulsion, S.A.S. (HyPulsion or the JV). The principal purpose of the JV is to develop and sell hydrogen fuel cell systems for the European material handling market. Axane contributed cash at the closing and has made additional fixed cash contributions in 2013 and 2014 in exchange for an initial 55% ownership of the JV, subject to certain conditions. We have not contributed any cash to the JV and we are not obligated to contribute any cash. We contributed to the JV the right to use our technology, including design and technology know-how on GenDrive systems, in exchange for an initial 45% ownership of the JV.

On April 19, 2013 Axane purchased an additional 25% ownership interest in HyPulsion from the Company for a cash purchase price of $3.3 million (Euro 2.5 million). We now own 20% and Axane owns 80% of HyPulsion, and we will share in 20% of the profits and losses from the JV. The Company has the right to purchase an additional 60% of HyPulsion from Axane at any time between January 4, 2018 and January 29, 2018 at a formula price. If the Company exercises its purchase right, Axane will have the right, at any time between February 1, 2018 and December 31, 2021, to require the Company to buy the remaining 20% interest at a formula price.

The Company and the JV have also entered into an engineering service agreement under which, among other things, the Company provides the JV with engineering and technical services. The JV made payments to the Company of $1,429,374 and $8,465,985 for the six months ended June 30, 2014 and June 30, 2013, respectively, for engineering and technical services, as well as for the purchase of fuel cell systems and parts.

In accordance with the equity method of accounting, the Company will increase its investment in the JV by its share of any earnings, and decrease its investment in the JV by its share of any losses. Losses in excess of the investment must be restored from future profits before we can recognize our proportionate share of profits. As of June 30, 2014, the Company had a zero basis for its investment in the JV.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Cash Equivalents

Cash equivalents consist of money market accounts with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company's cash and cash equivalents are deposited with financial institutions located in the U.S. and may at times exceed insured limits.

3. Acquisition of ReliOn, Inc.

On April 2, 2014, the Company completed the acquisition of ReliOn, Inc. (“ReliOn”) for an aggregate purchase price of $4,000,000. The Company acquired substantially all of the assets of ReliOn, including patents, technology and other intangible assets, equipment and other tangible assets. ReliOn is a developer of hydrogen fuel cell stack technology based in Spokane, Washington. As consideration, the Company issued 530,504 shares of our common stock, and assumed certain specified liabilities of ReliOn. The total purchase price of $4,000,000 is based on the issuance of 530,504 shares of Plug Power common stock at the closing price of the Company’s stock on April 1, 2014 of $7.54.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired:

Cash and cash equivalents	$414,000
Accounts receivable	315,975
Inventory	5,161,223
Prepaid expenses and other assets	88,894
Property and equipment	162,990
Identifiable intangibles	980,000
Accounts payable and accrued expenses	(1,682,782)
Note payable	(426,044)
Total Net Assets Acquired	$5,014,256
Gain on bargain purchase	(1,014,256)
Acquisition consideration	$4,000,000

The fair value of the acquired net assets exceeded the purchase consideration, and therefore a gain on bargain purchase of $1,014,256 was recognized during the quarter ended June 30, 2014.

The results of operations of ReliOn are consolidated in the Company’s results of operations beginning on the acquisition date of April 2, 2014. The following unaudited pro forma financial information for the quarter ended June 30, 2013 and the six months ended June 30, 2014 and 2013 present the consolidated operations data of the Company as if the ReliOn acquisition had been made on January 1, 2013. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period.

	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	$8,183,846	$24,027,293	$15,624,291
Net loss attributable to the Company	(11,100,180)	(73,432,552)	(21,386,997)
Basic and diluted loss per share	$(0.16)	$(0.50)	$(0.36)

4. Inventory

Inventory as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Raw materials and supplies	$17,857,629	$8,881,596
Work-in-process	230,124	219,327
Finished goods	1,675,200	1,305,397
	$19,762,953	$10,406,320

5. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2014 are as follows:

				Accumulated				Total
				Other				Stockholders'
	Common Stock		Additional Paid-	Comprehensive	Treasury Stock		Accumulated	(Deficit)
	Shares	Amount	in-Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2013	106,356,558	$1,063,566	$831,155,925	$897,807	165,906	$(1,552,382)	$(849,437,066)	$(17,872,150)
Net loss attributable to the Company	-	-	-	-	-	-	(71,980,142)	(71,980,142)
Stock based compensation	88,985	891	1,202,826	-	-	-	-	1,203,717
Public offerings, common stock, net (1)	36,502,440	365,024	153,584,354	-	-	-	-	153,949,378
Exercise of warrants (2)	23,893,429	238,934	101,409,531	-	86,391	(340,381)	-	101,308,084
Stock dividend	20,244	202	103,616	-	-	-	(103,818)	-
Shares issued for acquisition	530,504	5,305	3,994,695	-	-	-	-	4,000,000
Stock option exercises	42,209	422	504,298	-	30,034	(229,049)	-	275,671
June 30, 2014	167,434,369	$1,674,344	$1,091,955,245	$897,807	282,331	$(2,121,812)	$(921,521,026)	$170,884,558

(1)

As a result of the January, March and April 2014 public offerings discussed further below, the Company received net proceeds of $165,722,618 of which $11,773,240 in value was ascribed to the warrants issued in the January 2014 public offering. The associated warrants have been separately valued and classified as a liability on the accompanying consolidated balance sheet.

(2)

Pursuant to the exercise of warrants, additional paid-in capital was increased by $18,079,213 from the issuance of 23,800,989 shares of common stock. Additionally, paid-in capital was increased by $83,330,318 and warrant liability was reduced by $83,330,318 (the fair value of the warrants on the exercise date).

Second Quarter 2014 Public Offering

On April 30, 2014, we completed an underwritten public offering of 22,600,000 shares of common stock. The shares were sold at $5.50 per share for gross proceeds of approximately $124.3 million. The total net proceeds to Plug Power from the April 2014 public offering were $116,443,375.

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

The Series C Preferred Stock will be entitled to receive dividends at a rate of 8% per annum, based on the original issue price of $ 2,595,400, payable in equal quarterly installments in cash or in shares of Common Stock, at the Company’s option. The Series C Preferred Stock will be convertible into shares of Common Stock, at a conversion price equal to $0.248794 per share, at Air Liquide’s option, (1) on or after May 8, 2014 or (2) upon any liquidation, dissolution or winding up of the Company, any sale, consolidation or merger of the Company resulting in a change of control, or any sale or other transfer of all or substantially all of the assets of the Company. The number of shares of common stock is determined by dividing the original issue price of $2,595,400 by the conversion price in effect at the time the shares are converted.

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

	Three Months Ended			Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator for basic and diluted earnings per share
Net income (loss) attributable to common shareholders	$3,825,048	$(9,338,067)	$(72,083,960)	$(17,914,446)

Denominator for basic earnings per share	159,916,449	68,662,067	146,905,767	58,669,943
Effect of dilutive securities:
Options and restricted stock awards	4,120,364	-	-	-
Common stock warrants	1,054,486	-	-	-
Preferred stock	11,065,880	-	-	-
Denominator for diluted earnings per share	176,157,179	68,662,067	146,905,767	58,669,943

Excluded from the calculation of diluted earnings per common share are options and restricted stock awards issued to employees to purchase 1.3 million shares of common stock for the three months ended June 30, 2014 as their inclusion would be antidilutive. Since the Company was in a net loss position for the six months ended June 30, 2014, all common stock equivalents including 5.9 million options and restricted stock awards, 4.2 million warrants, and 11.1 million preferred shares were considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share during this period. Additionally, since the Company was in a net loss position for the three and six months ended June 30, 2013, all common stock equivalents including 2.0 million stock options, 25.4 million warrants, and 11.0 million preferred shares were considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share during these periods.

8. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of June 30, 2014 are as follows:

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	8 years	$17,696,835	$(15,404,295)	$2,292,540
Customer relationships	8 years	1,260,000	(902,333)	357,667
Trademark	5 years	60,000	(3,000)	57,000
		$19,016,835	$(16,309,628)	$2,707,207

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

The change in the gross carrying amount of the acquired technology, customer relationships, and trademarks from December 31, 2013 to June 30, 2014 is due to the acquisition of ReliOn.

9. Property, Plant and Equipment

Property, plant and equipment at June 30, 2014 and December 31, 2013 consist of the following:

	June 30,	December 31,
	2014	2013
Land	$90,000	$90,000
Buildings	15,332,232	15,332,232
Building improvements	5,002,536	4,923,827
Software, machinery and equipment	11,139,515	10,658,236
	31,564,283	31,004,295
Less accumulated depreciation	(26,279,568)	(25,726,628)
Property, plant, and equipment, net	$5,284,715	$5,277,667

10.  Capital Lease

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

Leased property under capital lease at June 30, 2014 and December 31, 2013 consist of the following:

	June 30,	December 31,
	2014	2013
Leased property under capital lease	$3,098,921	$3,098,921
Less accumulated depreciation	(903,852)	(645,609)
Leased property under capital lease, net	$2,195,069	$2,453,312

11. Finance Obligation

On March 27, 2013, the Company completed a sale-leaseback transaction of its property located at 968 Albany Shaker Road, Latham, New York, for an aggregate sale price of $4,500,000, of which $2,750,000 was received in cash at closing and $1,750,000 is receivable with 5% annual interest, over 15 years in equal monthly installments of $13,839. Although the property was sold and the Company has no legal ownership of the facility, the Company was prohibited from recording the transaction as a sale because of continuing involvement with the property. Accordingly, the sale has been accounted for as a financing transaction, which requires the Company to continue reporting the building as an asset and to record a financing obligation for the sale price. Liabilities relating to this agreement have been recorded as finance obligation and current portion finance obligation (other current liabilities), respectively, in the condensed consolidated balance sheets.  The current portion of the finance obligation as of June 30, 2014 and December 31, 2013 was $62,270 and $59,375, respectively.

In connection with the sale-leaseback transaction, the Company also entered into an agreement with the buyer, pursuant to which the Company leases from the buyer a portion of the premises sold for a term of 15 years. Additionally, as part of the terms of the transaction, the Company issued a standby letter of credit to the benefit of the landlord/lessor that can be drawn by the beneficiary in the event of default on the lease by Plug Power. The standby letter totals $500,000 and is 100% collateralized by cash balances of the Company. The standby letter is renewable for a period of ten years and can be cancelled in part or in full if certain covenants are met and maintained by the Company. Accordingly, as of June 30, 2014, $500,000 has been recorded to restricted cash in the condensed consolidated balance sheet.

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

Based upon IRC Section 382 studies, Section 382 ownership changes occurred in 2013, 2012 and 2011 that resulted in $728 million of the Company's $741 million of federal and state net operating loss carryforwards generated through December 31, 2013 being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $715 million of the $728 million net operating loss carryforwards that are limited will expire prior to utilization. As a result of the IRC Section 382 limitations these net operating loss carryforwards that will expire unutilized are not reflected in the Company’s gross deferred tax asset at June 30, 2014.

The ownership changes also resulted in net unrealized built in losses per IRS Notice 2003-65 which should result in recognized built in losses during the five year recognition period. These recognized built in losses will translate into unfavorable book to tax add backs in the Company's 2014 to 2018 U.S. corporate income tax returns of approximately $28 million that resulted in a gross deferred tax liability of $10.7 million at June 30, 2014 with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). This has no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at June 30, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$16,129,113	$-	$-	$16,129,113

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at December 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$28,829,849	$-	-	$28,829,849

The following tables show reconciliations of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the six months ended June 30, 2014:

Fair Value
Measurement Using
Significant
Common stock warrant liability	Unobservable Inputs
Beginning of period - January 1, 2014	$28,829,849
Change in fair value of common stock warrants	58,856,342
Issuance of common stock warrants	11,773,240
Exercise of common stock warrants	(83,330,318)
Fair value of common stock warrant liability at June 30, 2014	$16,129,113

The following summarizes the valuation technique for assets measured and recorded at fair value:

Common stock warrant liability (Level 3): For our common stock warrants, fair value is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

The Company used the following assumptions for its common stock warrants issued on May 31, 2011. The risk-free interest rate for May 31, 2011 (issuance date), December 31, 2013, and June 30, 2014 was 0.75%, 0.52%, and 0.45% respectively. The volatility of the market price of the Company’s common stock for May 31, 2011, December 31, 2013, and June 30, 2014 was 94.4%, 119.3%, and 154.1%, respectively. The expected average term of the warrant used for May 31, 2011, December 31, 2013 and June 30, 2014 was 2.5 years, 2.4 years, and 1.9 years, respectively.

The Company used the following assumptions for its common stock warrants issued on February 20, 2013. The risk-free interest rate for February 20, 2013 (issuance date), December 31, 2013, and June 30, 2014 was 0.85%, 1.14%, and 1.29%, respectively. The volatility of the market price of the Company’s common stock for February 20, 2013, December 31, 2013, and June 30, 2014 was 102.0%, 99.0%, and 123.5%, respectively. The expected average term of the warrant used for February 20, 2013, December 31, 2013, and June 30, 2014 was 5.0 years, 4.1 years, and 3.6 years, respectively.

The Company used the following assumptions for its common stock warrants issued on January 15, 2014. The risk-free interest rate for January 15, 2014 (issuance date) and June 30, 2014 was 1.65% and 1.68%, respectively. The volatility of the market price of the Company’s common stock for January 15, 2014 and June 30, 2014 was 107.6% and 115.7%, respectively. The expected average term of the warrant used for January 15, 2014 and June 30, 2014 were 5.0 years and 4.6 years, respectively.

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

14. Commitments and Contingencies

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

At June 30, 2014, five customers comprise approximately 77.2% of the total accounts receivable balance, with each customer individually representing 36.7%, 11.8%, 10.5%, 9.7%, and 8.5% of total accounts receivable, respectively. At December 31, 2013, five customers comprise approximately 78.3% of the total accounts receivable balance, with each customer individually representing 30.8%, 26.9%, 10.2%, 5.8% and 4.6% of total accounts receivable, respectively.

For the six months ended June 30, 2014, contracts with two customers comprise approximately 35.9% of total consolidated revenues, with each customer representing 20.7% and 15.2%, respectively. For the six months ended June 30, 2013, contracts with four customers comprise approximately 63.6% of total consolidated revenues, with each customer representing 19.9%, 18.0%, 13.5% and 12.2%, respectively.

Product Warranty

The GenDrive contracts we enter into generally provide a one to two year product warranty to customers from date of installation, and the ReliOn contracts we enter into generally provide a two to five year product warranty. We currently estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for future claims in the period the revenue is recognized. Factors that affect our warranty liability include the number of installed units, estimated material costs, estimated travel, and labor costs.

The following table summarizes product warranty activity recorded during the six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Beginning balance - January 1	$1,608,131	$2,671,409
Additions for ReliOn acquisition	233,528	-
Additions for current period deliveries	453,446	366,941
Reductions for payments made	(868,575)	(1,471,840)
Ending balance - June 30	$1,426,530	$1,566,510

15. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Cash paid for interest	$221,340	$229,983

In April, 2014, we acquired substantially all of the assets of ReliOn, a developer of hydrogen fuel cell stack technology based in Spokane, Washington.  The aggregate purchase price was $4,000,000.

Fair value of assets acquired	$7,123,082
Stock issued for net assets	(4,000,000)
Liabilities assumed	$2,108,826

16.  Subsequent Events

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the financial statements and has noted no subsequent events requiring recognition or disclosure.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended by our Annual Report on Form 10-K/A, filed for the fiscal year ended December 31, 2013. In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability, the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue, in whole or in part; the risk that a loss of one or more of our major customers could result in a material adverse effect on our financial condition; the risk that a sale of a significant number of shares of stock could depress the market price of our common stock; the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability; the risk of potential losses related to any product liability claims or contract disputes; the risk of loss related to an inability to maintain an effective system of internal controls or key personnel; the risks related to the use of flammable fuels in our products; the risk that pending orders may not convert to purchase orders, in whole or in part; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; the ability to achieve the forecasted gross margin on the sale of our products; the risk that our actual net cash used for operating expenses may exceed the projected net cash for operating expenses; the cost and availability of fuel and fueling infrastructures for our products; market acceptance of our products, including GenDrive systems; the volatility of our stock price; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully expand our product lines; our ability to successfully expand internationally; our ability to improve system reliability for our GenDrive systems; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; the risks associated with potential future acquisitions; and other risks and uncertainties discussed under Item IA—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed on March 31, 2014. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

On April 30, 2014, we completed an underwritten public offering of 22,600,000 shares of common stock. The shares were sold at $5.50 per share for gross proceeds of approximately $124.3 million. The total net proceeds to Plug Power from the April 2014 public offering were $116,443,375.

Results of Operations

Product revenue. Product revenue includes revenue from the sale of our GenDrive units, as well as revenue from ReliOn’s backup power units.

Product revenue for the three months ended June 30, 2014 increased $7.0 million or 125.4%, to $12.6 million from $5.6 million for the three months ended June 30, 2013. This increase is primarily related to increased GenDrive shipments during 2014.  We shipped 687 GenDive units in the three months ended June 30, 2014 as compared to 246 in the three months ended June 30, 2013.  This increase is also due to product revenue of  $1.0 million due to the acquisition of ReliOn.

Product revenue for the six months ended June 30, 2014 increased $5.5 million  or 53.5%, to $15.7 million from $10.2 million for the six months ended June 30, 2013. This increase is primarily related to increased GenDrive shipments during 2014.  We shipped 852 GenDive units in the six months ended June 30, 2014 as compared to 484 in the six months ended June 30, 2013.  This increase is also due to product revenue of $1.0 million due to the acquisition of ReliOn.

Service revenue: Service revenue includes revenue from our service and maintenance contracts, hydrogen contracts, spare parts, and leased units.

Service revenue for the three months ended June 30, 2014 increased $2.9 million or 185.0%, to $4.4 million from $1.5 million for the three months ended June 30, 2013. The increase is primarily related to an increase in GenCare service contracts, as well as to the acquisition of ReliOn.

Service revenue for the six months ended June 30, 2014 increased $3.6 million or 121.7%, to $6.5 million from $2.9 million for the three months ended June 30, 2013. The increase is primarily related to an increase in GenCare service contracts, as well as to the acquisition of ReliOn.

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

Research and development contract revenue for the three months ended June 30, 2014 decreased $40,000, or 10.9%, to $330,000 from $370,000 for the three months ended June 30, 2013. The decrease is primarily related to a reduced effort on three funded projects that are complete or near completion, partially offset by the start of new projects.

Research and development contract revenue for the six months ended June 30, 2014 decreased $0.1 million, or 12.2%, to $0.7 million from $0.8 million for the six months ended June 30, 2013. The decrease is primarily related to a reduced effort on three funded projects that are complete or near completion, partially offset by the start of new projects.

Cost of product revenue. Cost of product revenue includes direct material and labor costs, overhead costs, and warranty costs related to the manufacturing of GenDrive products, as well as ReliOn’s backup power units.

Cost of product revenue for the three months ended June 30, 2014 increased $5.1 million, or 95.6%, to $10.4 million from $5.4 million for the three months ended June 30, 2013. The increase in the cost of product revenue was primarily related to an increase in the number of GenDrive units shipped in 2014. We shipped 687 GenDrive units for the three months ended June 30, 2014 as compared to 246 GenDrive units for the three months ended June 30, 2013. Additionally, cost of product revenue has increased due to the acquisition of ReliOn.

Cost of product revenue for the six months ended June 30, 2014 increased $3.5 million, or 33.2%, to $13.9 million from $10.4 million for the six months ended June 30, 2013. The increase in the cost of product revenue was primarily related to an increase in the number of GenDrive units shipped in 2014. We shipped 852 GenDrive units for the six months ended June 30, 2014 as compared to 484 GenDrive units for the six months ended June 30, 2013. Additionally, cost of product revenue has increased due to the acquisition of ReliOn.

Cost of service revenue. Cost of service revenue includes the labor and material costs incurred for our product service and maintenance contracts, our hydrogen contracts, replacement parts, rental units, and leased units.

Cost of service revenue for the three months ended June 30, 2014 increased $2.3 million, or 62.6%, to $5.9 million from $3.6 million for the three months ended June 30, 2013. The increase in the cost of service revenue was primarily related to a higher number of GenCare service contracts, coupled with an increase in service personnel, and the acquisition of ReliOn.

Cost of service revenue for the six months ended June 30, 2014 increased $3.4 million, or 51.7%, to $9.9 million from $6.5 million for the six months ended June 30, 2013. The increase in the cost of service revenue was primarily related to a higher number of GenCare service contracts, coupled with an increase in service personnel, and the acquisition of ReliOn.

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

Cost of research and development contract revenue for the three months ended June 30, 2014 increased $0.3 million, or 44.5% to $0.8 million from $0.5 million for the three months ended June 30, 2013. This increase is primarily related to increased activity on one project, offset by the completion or near completion of three funded projects.

Cost of research and development contract revenue for the six months ended June 30, 2014 increased $35,000, or 3.0% to $1.2 million from $1.2 million for the six months ended June 30, 2013. This increase is primarily related to increased activity on one project, offset by the completion or near completion of three funded projects.

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

Research and development expense for the three months ended June 30, 2014 increased $0.6 million, or 69.8% to $1.4 million, from $0.8 million for the three months ended June 30, 2013. This increase was primarily related to an increase in personnel related expenses, and the ReliOn acquisition.

Research and development expense for the six months ended June 30, 2014 increased $1.1 million, or 68.5% to $2.7 million, from $1.6 million for the six months ended June 30, 2013. This increase was primarily related to a an increase in personnel related expenses coupled with a decline in the amount of research and development costs that can be charged to government and other projects, and the ReliOn acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2014 increased $1.6 million, or 50.4%, to $4.8 million from $3.2 million for the three months ended June 30, 2013. This increase was primarily related to an increase in personnel related expenses, professional fees, and the ReliOn acquisition.

Selling, general and administrative expenses for the six months ended June 30, 2014 increased $2.0 million, or 32.7%, to $8.1 million from $6.1 million for the six months ended June 30, 2013. This increase was primarily related to an increase in personnel related expenses, professional fees, and the ReliOn acquisition.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets, including acquired technology, customer relationships and trademarks which are being amortized over their remaining useful life.

Amortization of intangible assets increased to approximately $608,000 for the three months ended June 30, 2014, compared to approximately $568,000 for the three months ended June 30, 2013. This increase is primarily related to the ReliOn acquisition.

Amortization of intangible assets increased to approximately $1.2 million for six months ended June 30, 2014, compared to approximately $1.1 million for the six months ended June 30, 2013. This increase is primarily related to the ReliOn acquisition.

Interest and other income. Interest and other income consists primarily of interest earned on our cash, interest earned on our note receivable, interest earned on our sale-leaseback transaction, rental income, and other income.

Interest and other income increased to approximately $49,000 for the three months ended June 30, 2014 from approximately $41,000 for the three months ended June 30, 2013. This increase is primarily related to an increase in rental income, coupled with an increase in interest earned on our sale-leaseback transaction.

Interest and other income increased to approximately $94,000 for the six months ended June 30, 2014 from approximately $57,000 for the six months ended June 30, 2013. This increase is primarily related to an increase in rental income, coupled with an increase in interest earned on our sale-leaseback transaction.

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

The change in fair value of common stock warrant liability for the three months ended June 30, 2014 resulted in an decrease in the associated warrant liability of $9.6 million as compared to an increase of $5.8 million for the three months ended June 30, 2013. The change in fair value of common stock warrant liability for the six months ended June 30, 2014 resulted in an increase in the associated warrant liability of $58.9 million as compared to an increase of $8.0 million for the six months ended June 30, 2013. These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Interest and other expense. Interest and other expense consists of interest and other expenses related to the Silicon Valley Bank (SVB) Loan and Security Agreement, interest related to obligations under capital lease, interest related to our finance obligation, and foreign currency exchange gain (loss).

Interest and other expense for the three months ended June 30, 2014 was approximately $121,000, compared to approximately $147,000 for the three months ended June 30, 2013. This decrease is primarily related to a decline in interest expense related to our SVB Loan and Security Agreement.

Interest and other expense for the six months ended June 30, 2014 was approximately $212,000, compared to approximately $230,000 for the six months ended June 30, 2013. This decrease is primarily related to a decline in interest expense related to our SVB Loan and Security Agreement.

Income taxes. We did not report a benefit for federal and state income taxes in the condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. As needed, the Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

We have experienced and continue to experience negative cash flows from operations and net losses attributable to common shareholders. We incurred a net loss attributable to common shareholders of $72.1 million for the six months ended June 30, 2014, and net losses attributable to common shareholders of $62.8 million, $31.9 million and $27.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and we have an accumulated deficit of $922.0 million at June 30, 2014. Substantially all of our accumulated deficit has been incurred in connection with our operating expenses, research and development expenses, and from general and administrative costs associated with our operations.

Net cash used in operating activities for the six months ended June 30, 2014 was $19.9 million. Additionally, on June 30, 2014, we had cash and cash equivalents of $168.6 million and net working capital of $190.4 million. This compares to $5.0 million and $11.1 million, respectively, at December 31, 2013.

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

On April 30, 2014, we completed an underwritten public offering of 22,600,000 shares of common stock. The shares were sold at $5.50 per share for gross proceeds of approximately $124.3 million. The total net proceeds to Plug Power from the April 2014 public offering were $116,443,375.

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

Several key indicators of liquidity are summarized in the following table (in thousands USD):

	Six months	Six months	Year
	ended or at	ended or at	ended or at
	June 30, 2014	June 30, 2013	December 31, 2013
Cash and cash equivalents at end of period	$168,609	$7,411	$5,027
Working capital at end of period	190,434	11,129	11,110
Net loss attributable to common shareholders	72,084	17,914	62,791
Net cash used in operating activities	19,934	10,933	26,881
Purchase of property, plant and equipment	525	71	111

During the six months ended June 30, 2014, cash used for operating activities was $19.9 million, consisting primarily of a net loss attributable to the Company of $72.0 million, coupled with changes in operating assets and liabilities of $9.1 million, offset by net non-cash expenses in the amount of $61.2 million, including $2.1 million for amortization and depreciation, $1.2 million for stock based compensation, $1.0 million for the gain on bargain purchase and $58.9 million for the change in fair value of common stock warrant liability. Cash used by investing activities for the six months ended June 30, 2014 was $0.1 million, consisting of $0.5 million for the purchase of property, plant, and equipment, offset by cash received from the ReliOn acquisition of $0.4 million. Cash provided by financing activities for the six months ended June 30, 2014 was approximately $183.6 million consisting primarily of $18.3 million provided from the exercise of warrants, and $165.7 million in net proceeds from public offerings, offset by $0.4 million for principal payments on long-term debt.

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) . Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

PART II.  OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A - Risk Factors

Part II, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K, as amended by our Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)    During the three months ended June 30, 2014, we issued 34,600 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

(b)    Not applicable.

(c)    None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

(a)    None.

(b)    None.

Item 6 – Exhibits
3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.2	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power. (6)

3.3	Third Amended and Restated By-laws of Plug Power Inc. (3)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.5	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (2).

3.6	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation f Plug Power Inc. (4)

3.7	Certificate of Designations of Series C Redeemable Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock (5)

10.1	Amended and Restated 2011 Stock Option and Incentive Plan of Plug Power (6)

31.1 and 31.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS*	XBRL Instance Document (7)
101.SCH*	XBRL Taxonomy Extension Schema Document (7)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (7)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (7)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (7)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (7)

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

(2)        Incorporated by reference to the Company’s current Report on Form 8-A dated June 24, 2009.

(3)        Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.

(4)        Incorporated by reference to the Company’s current Report on Form 8-K dated May 19, 2011.

(5)        Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013.

(6)        Incorporated by reference to the Company’s current Report on Form 8-K dated July 23, 2014.

(7)        Filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013; and (v) related notes, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 14, 2014	By: /s/ Andrew Marsh

Andrew Marsh
President, Chief Executive
Officer and Director (Principal
Executive Officer)

Date: August 14, 2014	By: /s/ David Waldek

David Waldek
Interim Chief Financial Officer
(Principal Financial Officer)

Page 32