Form 10-Q
period 2014-09-30
PLUG POWER INC
filed 2014-11-14
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non - accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value of $.01 per share, outstanding as of November 5, 2014 was 173,125,897.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$156,461,732	$5,026,523
Accounts receivable, net	15,032,920	6,429,400
Inventory	21,925,629	10,406,320
Prepaid expenses and other current assets	6,049,407	1,850,859
Total current assets	199,469,688	23,713,102

Restricted cash	500,000	500,000
Property, plant, and equipment, net	5,589,569	5,277,667
Leased property under capital lease, net	2,065,947	2,453,312
Note receivable	463,212	509,945
Intangible assets, net	2,098,763	2,901,595
Other assets	1,620,342	—
Total assets	$211,807,521	$35,355,621

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,902,787	$3,094,385
Accrued expenses	5,762,871	3,068,774
Product warranty reserve	1,306,520	1,608,131
Deferred revenue	4,180,848	3,434,735
Obligations under capital lease	773,045	717,870
Other current liabilities	1,950,519	679,176
Total current liabilities	21,876,590	12,603,071
Obligations under capital lease	—	586,879
Deferred revenue	6,552,980	5,579,281
Common stock warrant liability	15,529,387	28,829,849
Finance obligation	2,443,289	2,492,330
Other liabilities	408,847	765,281
Total liabilities	46,811,093	50,856,691
Redeemable Preferred Stock
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $25,495,586) 10,431 shares authorized; Issued and outstanding: 5,231 at September 30, 2014 and 10,431 at December 31, 2013	1,152,720	2,371,080
Stockholders’ equity (deficit):
Common stock, $0.01 par value per share; 450,000,000 shares authorized; Issued (including shares in treasury): 173,480,613 at September 30, 2014 and 106,356,558 at December 31, 2013	1,734,806	1,063,566
Additional paid-in capital	1,094,680,811	831,155,925
Accumulated other comprehensive income	897,807	897,807
Accumulated deficit	(930,898,090)	(849,437,066)
Less common stock in treasury:
362,227 shares at September 30, 2014 and 165,906 at December 31, 2013	(2,571,626)	(1,552,382)
Total stockholders’ equity (deficit)	163,843,708	(17,872,150)
Total liabilities, redeemable preferred stock, and stockholders’ equity (deficit)	$211,807,521	$35,355,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2014	2013	2014	2013
Product revenue	$12,595,044	$2,535,153	$28,336,212	$12,786,935
Service revenue	6,914,933	1,629,855	13,395,506	4,552,528
Research and development contract revenue	371,117	461,808	1,045,059	1,229,734

Total revenue	19,881,094	4,626,816	42,776,777	18,569,197

Cost of product revenue	11,058,189	3,909,606	24,950,538	14,339,351
Cost of service revenue	9,217,120	3,902,412	19,143,276	10,444,167
Cost of research and development contract revenue	699,490	730,486	1,887,516	1,883,361
Research and development expense	1,643,526	768,965	4,295,153	2,343,030
Selling, general and administrative expenses	4,950,594	2,753,030	13,033,958	8,849,730
Legal reserve	2,400,000	—	2,400,000	—
Amortization of intangible assets	608,444	562,896	1,782,832	1,704,917

Operating loss	(10,696,269)	(8,000,579)	(24,716,496)	(20,995,359)

Interest and other income	628,339	26,028	722,118	83,109
Gain on bargain purchase	—	—	1,014,256	—
Change in fair value of common stock warrant liability	485,471	(8,206,429)	(58,370,871)	(16,171,061)
Interest and other expense	(93,255)	(124,651)	(304,863)	(354,180)
Gain on sale of equity interest in joint venture	—	—	—	3,234,717

Loss before income taxes	(9,675,714)	(16,305,631)	(81,655,856)	(34,202,774)

Income tax benefit	324,680	410,259	324,680	410,259

Net loss attributable to the Company	$(9,351,034)	$(15,895,372)	$(81,331,176)	$(33,792,515)

Preferred stock dividends declared	(26,030)	(51,908)	(129,848)	(69,211)

Net loss attributable to common shareholders	$(9,377,064)	$(15,947,280)	$(81,461,024)	$(33,861,726)

Loss per share:
Basic and diluted	$(0.06)	$(0.19)	$(0.53)	$(0.50)

Weighted average number of common shares outstanding	169,557,223	84,150,851	154,539,225	67,194,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net loss attributable to the Company	$(9,351,034)	$(15,895,372)	$(81,331,176)	$(33,792,515)
Other comprehensive loss:
Foreign currency translation gain (loss)	—	25,268	—	(56,828)
Comprehensive loss	$(9,351,034)	$(15,870,104)	$(81,331,176)	$(33,849,343)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(81,331,176)	$(33,792,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and investment in leased property	1,438,457	1,432,698
Amortization of intangible assets	1,782,832	1,704,917
Stock-based compensation	2,402,994	1,576,577
Gain on sale of equity interest in joint venture	—	(3,234,717)
Gain on bargain purchase	(1,014,256)	—
Gain on disposal of property, plant and equipment	(31,792)	(55,768)
Change in fair value of common stock warrant liability	58,370,871	16,171,061
Changes in operating assets and liabilities that provide (use) cash, net of effects of acquisition:
Accounts receivable	(8,287,545)	(279,308)
Inventory	(6,358,086)	(1,218,197)
Prepaid expenses and other current assets	(5,729,996)	(131,670)
Note receivable	46,733	45,399
Accounts payable, accrued expenses, product warranty reserve and other liabilities	6,031,273	(2,065,461)
Deferred revenue	1,654,631	1,902,239
Net cash used in operating activities	(31,025,060)	(17,944,745)

Cash Flows From Investing Activities:
Proceeds from sale of equity interest in joint venture	—	3,234,717
Purchase of property, plant and equipment	(1,200,003)	(144,752)
Purchase of ReliOn, net of cash acquired	414,000	—
Proceeds from disposal of property, plant and equipment	31,792	56,700
Net cash (used in) provided by investing activities	(754,211)	3,146,665

Cash Flows From Financing Activities:
Restricted cash	—	(500,000)
Proceeds from exercise of stock options	240,598	—
Proceeds from exercise of warrants	18,340,534	2,849,460
Purchase of treasury stock	(513,661)	—
Proceeds from issuance of preferred stock	—	2,595,400
Preferred stock issuance costs	—	(144,321)
Proceeds from issuance of common stock and warrants	176,700,005	14,807,717
Common stock issuance costs	(10,977,387)	(1,934,265)
Repayment of borrowings under line of credit	—	(3,380,835)
Proceeds from finance obligation	—	2,600,000
Principal payments on obligations under capital lease and finance obligation	(575,609)	(516,177)
Net cash provided by financing activities	183,214,480	16,376,979

Effect of exchange rate changes on cash	—	997
Increase (decrease) in cash and cash equivalents	151,435,209	1,579,896
Cash and cash equivalents, beginning of period	5,026,523	9,380,059
Cash and cash equivalents, end of period	$156,461,732	$10,959,955

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

We have experienced and continue to experience negative cash flows from operations and net losses attributable to common shareholders. We incurred a net loss attributable to common shareholders of $81.5 million for the nine months ended September 30, 2014, and net losses attributable to common shareholders of $62.8 million, $31.9 million and $27.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and we have an accumulated deficit of $930.9 million at September 30, 2014. Substantially all of our accumulated deficit has been incurred in connection with our operating expenses, research and development expenses, and from general and administrative costs associated with our operations.

Net cash used in operating activities for the nine months ended September 30, 2014 was $31.0 million. Additionally, on September 30, 2014, we had cash and cash equivalents of $156.5 million and net working capital of $177.6 million. This compares to $5.0 million and $11.1 million, respectively, at December 31, 2013.

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

To date, we have funded our operations primarily through public and private offerings of common and preferred stock, a sale-leaseback of our building, our previous line of credit and maturities and sales of our available-for-sale securities. We believe that our current cash, cash equivalents, cash generated from future sales, and cash generated from the exercise of outstanding warrants will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s December 31, 2013 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013.

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

At September 30, 2014 and December 31, 2013, the Company had unbilled amounts from product and service revenues in the amount of approximately $1,821,000 and $184,000, respectively, which is included in other current assets in the accompanying condensed consolidated balance sheets. At September 30, 2014 and December 31, 2013, the Company had deferred product and service revenues in the amount of $10.7 million and $9.0 million, respectively.

Common Stock Warrant Accounting

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) Subtopic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. In compliance with applicable securities law, registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We classify these derivative warrant liabilities on the accompanying consolidated balance sheets as a long-term liability, which is revalued at each balance sheet date subsequent to the initial issuance using the Black-Scholes pricing model. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in the fair value of the warrants are reflected in the accompanying consolidated statements of operations as change in fair value of common stock warrant liability.

Joint Venture

The Company accounts for investments in joint ventures in which we have significant influence in accordance with applicable accounting guidance in ASC Subtopic 323-10, Investments — Equity Method and Joint Ventures — Overall. On February 29, 2012 we completed the formation of our joint venture with Axane, S.A., a subsidiary of Air Liquide, under the name HyPulsion, S.A.S. (HyPulsion or the JV). The principal purpose of the JV is to develop and sell hydrogen fuel cell systems for the European material handling market. Axane contributed cash at the closing and has made additional fixed cash contributions in 2013 and 2014 in exchange for an initial 55% ownership of the JV, subject to certain conditions. We have not contributed any cash to the JV and we are not obligated to contribute any cash. We contributed to the JV the right to use our technology, including design and technology know-how on GenDrive systems, in exchange for an initial 45% ownership of the JV.

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

The Company and the JV have also entered into an engineering service agreement under which, among other things, the Company provides the JV with engineering and technical services. The JV made payments to the Company of $1,622,576 and $8,978,747 for the nine months ended September 30, 2014 and September 30, 2013, respectively, for engineering and technical services, as well as for the purchase of fuel cell systems and parts.

In accordance with the equity method of accounting, the Company will increase its investment in the JV by its share of any earnings, and decrease its investment in the JV by its share of any losses. Losses in excess of the investment must be restored from future profits before we can recognize our proportionate share of profits. As of September 30, 2014, the Company had a zero basis for its investment in the JV.

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

In August 2014, the FASB issued ASU No. 2014-09, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires the Company to assess their ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of Company’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The new standard is effective for reporting periods beginning after December 15, 2006. Early application is permitted. The Company does not expect the adoption of this update to have a significant effect on our financial statements.

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

The fair value of the acquired net assets exceeded the purchase consideration, and therefore a gain on bargain purchase of $1,014,256 was recognized during the nine months ended September 30, 2014.

The results of operations of ReliOn are consolidated in the Company’s results of operations beginning on the acquisition date of April 2, 2014. The following unaudited pro forma financial information for the quarter ended September 30, 2013 and the nine months ended September 30, 2014 and 2013 present the consolidated operations data of the Company as if the ReliOn acquisition had been made on January 1, 2013. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period.

	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$5,459,713	$43,908,387	$21,084,004
Net loss attributable to the Company	(17,813,212)	(82,783,586)	(39,200,209)
Basic and diluted loss per share	$(0.21)	$(0.54)	$(0.58)

4. Inventory

Inventory as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Raw materials and supplies	$17,213,326	$8,881,596
Work-in-process	312,603	219,327
Finished goods	4,399,700	1,305,397
	$21,925,629	$10,406,320

5. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2014 are as follows:

				Accumulated				Total
				Other				Stockholders’
	Common Stock		Additional Paid-	Comprehensive	Treasury Stock		Accumulated	(Deficit)
	Shares	Amount	in-Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2013	106,356,558	$1,063,566	$831,155,925	$897,807	165,906	$(1,552,382)	$(849,437,066)	$(17,872,150)

Net loss attributable to the Company	—	—	—	—	—	—	(81,331,176)	(81,331,176)
Stock based compensation	106,813	1,069	2,366,182	—	—	—	—	2,367,251
Public offerings, common stock, net (1)	36,502,440	365,024	153,584,354	—	—	—	—	153,949,378
Exercise of warrants (2)	23,918,429	239,184	101,886,304	—	86,391	(340,381)	—	101,785,107
Stock dividend	25,348	253	129,595	—	—	—	(129,848)	—
Shares issued for acquisition	530,504	5,305	3,994,695	—	—	—	—	4,000,000
Conversion of preferred stock	5,521,676	55,217	1,163,143	—	—	—	—	1,218,360
Stock option exercises	518,845	5,188	400,613	—	109,930	(678,863)	—	(273,062)
September 30, 2014	173,480,613	$1,734,806	$1,094,680,811	$897,807	362,227	$(2,571,626)	$(930,898,090)	$163,843,708

(1)       As a result of the January, March and April 2014 public offerings discussed further below, the Company received net proceeds of $165,722,618 of which $11,773,240 in value was ascribed to the warrants issued in the January 2014 public offering. The associated warrants have been separately valued and classified as a liability on the accompanying consolidated balance sheet.

(2)       Pursuant to the exercise of warrants, additional paid-in capital was increased by $18,102,213 from the issuance of 23,832,038 shares of common stock. Additionally, paid-in capital was increased by $83,444,573 and warrant liability was reduced by $83,444,573 (the fair value of the warrants on the exercise date).

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

Third Quarter 2013 Public Offerings

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

The Series C Preferred Stock is entitled to receive dividends at a rate of 8% per annum, based on the original issue price of $2,595,400, payable in equal quarterly installments in cash or in shares of Common Stock, at the Company’s option. Originally, the Series C Preferred Stock could be converted into shares of Common Stock, at a conversion price equal to $0.248794 per share, at Air Liquide’s option, (1) on or after May 8, 2014 or (2) upon any liquidation, dissolution or winding up of the Company, any sale, consolidation or merger of the Company resulting in a change of control, or any sale or other transfer of all or substantially all of the assets of the Company. The number of shares of common stock was to be determined by dividing the original issue price of $2,595,400 by the conversion price in effect at the time the shares are converted.

The Series C Preferred Stock has weighted average anti-dilution protection. Therefore, the conversion price is subject to adjustment in the event the Company issues additional shares of common stock for a consideration per share less than the Series C conversion price in effect immediately prior to such issue. Upon this occurrence, the conversion price shall be reduced to a price determined in accordance with a prescribed formula. Accordingly, with the exercise of 18,846,400 warrants at $0.15 and 1,891,000 warrants at $0.18 occurring after the close of the redeemable preferred stock sale, the Series C Preferred Stock conversion price was adjusted from $0.248794 per share to $0.2343 per share.

On August 26, 2014, Air Liquide acquired 5,521,676 shares of Common Stock by converting 5,200 shares of Series C Preferred Stock at the conversion price of $0.2343.  Following the conversion, Air Liquide continues to own 5,231 shares of Series C Preferred Stock.

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

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator:
Net loss attributable to common shareholders	$(9,377,064)	$(15,947,280)	$(81,461,024)	$(33,861,726)
Denominator:
Weighted average number of common shares outstanding	169,557,223	84,150,851	154,539,225	67,194,806

The potential dilutive common shares are summarized as follows:

	At September 30,
	2014	2013
Stock options outstanding	7,267,404	4,145,689
Restricted stock outstanding	433,336	—
Common stock warrants (1)	4,219,442	27,636,465
Preferred stock (2)	5,554,594	10,972,859
Number of dilutive potential common shares	17,474,776	42,755,013

(1)              In May 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering. As a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the number of warrants increased to 22,995,365. Of the warrants issued in May 2011, 22,776,023 have been exercised as of September 30, 2014. In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering. Of the warrants issued in February 2013, 23,637,400 were exercised as of September 30, 2014. In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering. Of the warrants issued in January 2014, none of have been exercised as of September 30, 2014.

(2)              The preferred stock amount represents the dilutive potential common shares of the Series C redeemable convertible preferred stock issued on May 16, 2013 based on the conversion price of the preferred stock as of September 30, 2014.  Of the 10,431 preferred shares issued in May 2013, 5,200 had been converted to common stock as of September 30, 2014.

8. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of September 30, 2014 are as follows:

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total

Acquired technology	8 years	$17,696,835	$(15,971,989)	$1,724,846
Customer relationships	8 years	1,260,000	(940,083)	319,917
Trademark	5 years	60,000	(6,000)	54,000
		$19,016,835	$(16,918,072)	$2,098,763

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

The change in the gross carrying amount of the acquired technology, customer relationships, and trademarks from December 31, 2013 to September 30, 2014 is due to the acquisition of ReliOn.

9. Property, Plant and Equipment

Property, plant and equipment at September 30, 2014 and December 31, 2013 consist of the following:

	September 30,	December 31,
	2014	2013
Land	$90,000	$90,000
Buildings	15,332,232	15,332,232
Building improvements	5,002,536	4,923,827
Software, machinery and equipment	11,797,210	10,658,236
	32,221,978	31,004,295
Less accumulated depreciation	(26,632,409)	(25,726,628)
Property, plant, and equipment, net	$5,589,569	$5,277,667

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

Leased property under capital lease at September 30, 2014 and December 31, 2013 consist of the following:

	September 30,	December 31,
	2014	2013
Leased property under capital lease	$3,098,921	$3,098,921
Less accumulated depreciation	(1,032,974)	(645,609)
Leased property under capital lease, net	$2,065,947	$2,453,312

11. Finance Obligation

On March 27, 2013, the Company completed a sale-leaseback transaction of its property located at 968 Albany Shaker Road, Latham, New York, for an aggregate sale price of $4,500,000, of which $2,750,000 was received in cash at closing and $1,750,000 is receivable with 5% annual interest, over 15 years in equal monthly installments of $13,839. Although the property was sold and the Company has no legal ownership of the facility, the Company was prohibited from recording the transaction as a sale because of continuing involvement with the property. Accordingly, the sale has been accounted for as a financing transaction, which requires the Company to continue reporting the building as an asset and to record a financing obligation for the sale price. Liabilities relating to this agreement have been recorded as finance obligation and current portion finance obligation (other current liabilities), respectively, in the condensed consolidated balance sheets.  The current portion of the finance obligation as of September 30, 2014 and December 31, 2013 was $64,511 and $59,375, respectively.

In connection with the sale-leaseback transaction, the Company also entered into an agreement with the buyer, pursuant to which the Company leases from the buyer a portion of the premises sold for a term of 15 years. Additionally, as part of the terms of the transaction, the Company issued a standby letter of credit to the benefit of the landlord/lessor that can be drawn by the beneficiary in the event of default on the lease by Plug Power. The standby letter totals $500,000 and is 100% collateralized by cash balances of the Company. The standby letter is renewable for a period of ten years and can be cancelled in part or in full if certain covenants are met and maintained by the Company. Accordingly, as of September 30, 2014, $500,000 has been recorded to restricted cash in the condensed consolidated balance sheet.

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

Based upon IRC Section 382 studies, Section 382 ownership changes occurred in 2013, 2012 and 2011 that resulted in $728 million of the Company’s $741 million of federal and state net operating loss carryforwards generated through December 31, 2013 being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $715 million of the $728 million net operating loss carryforwards that are limited will expire prior to utilization. As a result of the IRC Section 382 limitations these net operating loss carryforwards that will expire unutilized are not reflected in the Company’s gross deferred tax asset at September 30, 2014.

The ownership changes also resulted in net unrealized built in losses per IRS Notice 2003-65 which should result in recognized built in losses during the five year recognition period. These recognized built in losses will translate into unfavorable book to tax add backs in the Company’s 2014 to 2018 U.S. corporate income tax returns of approximately $28 million that resulted in a gross deferred tax liability of $10.7 million at September 30, 2014 with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). This has no impact on the Company’s current financial position, results of operations, or cash flows because of the full valuation allowance.

IRC Section 382 also limits the ability for a Company to utilize research credit carryforwards. Approximately $15.6 million of research credit carryforwards are subject to IRC Section 382 limitations and as a result of the IRC Section 382 limitations, the entire $15.6 million will expire prior to utilization.

The Company’s remaining deferred tax assets net of deferred tax liabilities have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other tax assets may not be realized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the period ended September 30, 2014 the Company recognized a benefit of $0.3 million due to a reduction in interest and penalties as a result of the expiration of the associated statute of limitations. The Company had $0.4 million of interest and penalties accrued at September 30, 2014.

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

Level 1 Inputs — Level 1 inputs are unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 Inputs — Level 2 inputs are inputs other than quoted prices included within Level 1. Level 2 inputs are observable either directly or indirectly. These inputs include: (a) Quoted prices for similar assets or liabilities in active markets; (b) Quoted prices for identical or similar assets or liabilities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or in which little information is released publicly; (c) Inputs other than quoted prices that are observable for the asset or liability; and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs — Level 3 inputs are unobservable inputs for an asset or liability. These inputs should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at September 30, 2014	Total	(Level 1)	(Level 2)	(Level 3)

Common stock warrant liability	$15,529,387	$—	$—	$15,529,387

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at December 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)

Common stock warrant liability	$28,829,849	$—	$—	$28,829,849

The following tables show reconciliations of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the nine months ended September 30, 2014:

Fair Value
Measurement Using
Significant
Common stock warrant liability	Unobservable Inputs

Beginning of period - January 1, 2014	$28,829,849
Change in fair value of common stock warrants	58,370,871
Issuance of common stock warrants	11,773,240
Exercise of common stock warrants	(83,444,573)
Fair value of common stock warrant liability at September 30, 2014	$15,529,387

The following summarizes the valuation technique for assets measured and recorded at fair value:

Common stock warrant liability (Level 3): For our common stock warrants, fair value is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

The Company used the following assumptions for its common stock warrants issued on May 31, 2011. The risk-free interest rate for May 31, 2011 (issuance date), December 31, 2013, and September 30, 2014 was 0.75%, 0.52%, and 0.57% respectively. The volatility of the market price of the Company’s common stock for May 31, 2011, December 31, 2013, and September 30, 2014 was 94.4%, 119.3%, and 162.0%, respectively. The expected average term of the warrant used for May 31, 2011, December 31, 2013 and September 30, 2014 was 2.5 years, 2.4 years, and 1.7 years, respectively.

The Company used the following assumptions for its common stock warrants issued on February 20, 2013. The risk-free interest rate for February 20, 2013 (issuance date), December 31, 2013, and September 30, 2014 was 0.85%, 1.14%, and 1.05%, respectively. The volatility of the market price of the Company’s common stock for February 20, 2013, December 31, 2013, and September 30, 2014 was 102.0%, 99.0%, and 198.1%, respectively. The expected average term of the warrant used for February 20, 2013, December 31, 2013, and September 30, 2014 was 5.0 years, 4.1 years, and 3.4 years, respectively.

The Company used the following assumptions for its common stock warrants issued on January 15, 2014. The risk-free interest rate for January 15, 2014 (issuance date) and September 30, 2014 was 1.65% and 1.41%, respectively. The volatility of the market price of the Company’s common stock for January 15, 2014 and September 30, 2014 was 107.6% and 117.2%, respectively. The expected average term of the warrant used for January 15, 2014 and September 30, 2014 were 5.0 years and 4.3 years, respectively.

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

Litigation

During the third quarter of 2014 the company accrued a $2.4 million liability relating to litigation dating back to 2008 with Soroof Trading Development Company Ltd.

Customer Concentration

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements with and with government agencies. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At September 30, 2014, four customers comprise approximately 80.3% of the total accounts receivable balance, with each customer individually representing 33.5%, 26.9%, 11.5% and 8.4% of total accounts receivable, respectively. At December 31, 2013, five customers comprise approximately 78.3% of the total accounts receivable balance, with each customer individually representing 30.8%, 26.9%, 10.2%, 5.8% and 4.6% of total accounts receivable, respectively.

For the nine months ended September 30, 2014, contracts with two customers comprise approximately 36.6% of total consolidated revenues, with each customer representing 24.9% and 11.7%, respectively. For the nine months ended September 30, 2013, contracts with three customers comprise approximately 38.6% of total consolidated revenues, with each customer representing 14.9%, 13.5% and 10.2%, respectively.

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

The following table summarizes product warranty activity recorded during the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Beginning balance - January 1	$1,608,131	$2,671,409
Additions for ReliOn acquisition	233,528	—
Additions for current period deliveries	735,907	590,056
Reductions for payments made	(1,271,046)	(1,848,240)
Ending balance - June 30	$1,306,520	$1,413,225

15. Supplemental Disclosures of Cash Flows Information

The following represents required supplemental disclosures of cash flows information and non-cash financing and investing activities which occurred during the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Cash paid for interest	$336,864	$354,723

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

At our annual meeting of stockholders held on July 23, 2014 our stockholders approved an amendment and restatement of the Plug Power Inc. 2011 Stock Option and Incentive Plan to, among other things, increase the number of shares of our common stock authorized for issuance under such plan from 6,500,000 to 17,000,000.

At our annual meeting our stockholders also approved a Third Certificate of Amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 245,000,000 shares to 450,000,000 shares.

On July 25, 2014, we filed the Third Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the State of Delaware. On August 26, 2014, we issued 5,521,676 shares of our common stock to Air Liquide Investissements d’Avenir et de Demonstration (“Air Liquide”) upon its conversion of 5,200 shares of our series C preferred stock.  Air Liquide continues to hold 5,231 shares of our series C preferred stock.

On November 10, 2014, we announced that Paul B. Middleton has been appointed as the Chief Financial Officer of the Company, effective December 01, 2014.  In September we had announced that Chris Hutter would become Chief Financial Officer, however, Mr. Hutter was unable to join us for personal reasons.

Results of Operations

Product revenue. Product revenue includes revenue from the sale of our GenDrive units, as well as revenue from ReliOn’s backup power units.

Product revenue for the three months ended September 30, 2014 increased $10.1 million or 396.8%, to $12.6 million from $2.5 million for the three months ended September 30, 2013. This increase is primarily related to increased GenDrive shipments during 2014.  We shipped 835 GenDive units in the three months ended September 30, 2014 as compared to 155 in the three months ended September 30, 2013.  This increase is also due to product revenue of $0.5 million due to the acquisition of ReliOn.

Product revenue for the nine months ended September 30, 2014 increased $15.5 million or 121.6%, to $28.3 million from $12.8 million for the nine months ended September 30, 2013. This increase is primarily related to increased GenDrive shipments during 2014.  We shipped 1,687 GenDive units in the nine months ended September 30, 2014 as compared to 639 in the nine months ended September 30, 2013.  This increase is also due to product revenue of $1.5 million due to the acquisition of ReliOn.

Service revenue: Service revenue includes revenue from our service and maintenance contracts, hydrogen contracts, spare parts, and leased units.

Service revenue for the three months ended September 30, 2014 increased $5.3 million or 324.3%, to $6.9 million from $1.6 million for the three months ended September 30, 2013. The increase is primarily related to an increase in GenFuel and GenCare service contracts, as well as to the acquisition of ReliOn.

Service revenue for the nine months ended September 30, 2014 increased $8.8 million or 194.2%, to $13.4 million from $4.6 million for the nine months ended September 30, 2013. The increase is primarily related to an increase in GenFuel and GenCare contracts, as well as to the acquisition of ReliOn.

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

Research and development contract revenue for the three months ended September 30, 2014 decreased $91,000, or 19.6%, to $371,000 from $462,000 for the three months ended September 30, 2013. The decrease is primarily related to the completion of three funded projects, partially offset by the start of two new projects.

Research and development contract revenue for the nine months ended September 30, 2014 decreased $0.2 million or 15.0%, to $1.0 million from $1.2 million for the nine months ended September 30, 2013. The decrease is primarily related to the completion of three funded projects, partially offset by the start of two new projects.

Cost of product revenue. Cost of product revenue includes direct material and labor costs, overhead costs, and warranty costs related to the manufacturing of GenDrive products, as well as ReliOn’s backup power units.

Cost of product revenue for the three months ended September 30, 2014 increased $7.2 million, or 182.8%, to $11.1 million from $3.9 million for the three months ended September 30, 2013. The increase in the cost of product revenue was primarily related to an increase in the number of GenDrive units shipped in 2014. We shipped 835 GenDrive units for the three months ended September 30, 2014 as compared to 155 GenDrive units for the three months ended September 30, 2013. Additionally, cost of product revenue has increased $0.4 million due to the acquisition of ReliOn.

Cost of product revenue for the nine months ended September 30, 2014 increased $10.6 million, or 74.0%, to $25.0 million from $14.3 million for the nine months ended September 30, 2013. The increase in the cost of product revenue was primarily related to an increase in the number of GenDrive units shipped in 2014. We shipped 1,687 GenDrive units for the nine months ended September 30, 2014 as compared to 639 GenDrive units for the nine months ended September 30, 2013. Additionally, cost of product revenue has increased $1.3 million due to the acquisition of ReliOn.

Cost of service revenue. Cost of service revenue includes the labor and material costs incurred for our product service and maintenance contracts, our hydrogen contracts, replacement parts, rental units, and leased units.

Cost of service revenue for the three months ended September 30, 2014 increased $5.3 million, or 136.2%, to $9.2 million from $3.9 million for the three months ended September 30, 2013. The increase in the cost of service revenue was primarily related to an increase in GenFuel and GenCare contracts, and the acquisition of ReliOn.

Cost of service revenue for the nine months ended September 30, 2014 increased $8.7 million, or 83.3%, to $19.1 million from $10.4 million for the nine months ended September 30, 2013. The increase in the cost of service revenue was primarily related to an increase in GenFuel and GenCare contracts, and the acquisition of ReliOn.

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

Cost of research and development contract revenue for the three months ended September 30, 2014 decreased $31,000 or 4.2% to $699,000 from $730,000 for the three months ended September 30, 2013. This decrease is based on actual costs incurred on the new projects.

Cost of research and development contract revenue for the nine months ended September 30, 2014 increased $4,000 or 0.2% to $1.9 million from $1.9 million for the nine months ended September 30, 2013. This decrease is based on actual costs incurred on the new projects.

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

Research and development expense for the three months ended September 30, 2014 increased $0.8 million, or 113.7% to $1.6 million, from $0.8 million for the three months ended September 30, 2013. This increase was primarily related to an increase in personnel related expenses, and the ReliOn acquisition.

Research and development expense for the nine months ended September 30, 2014 increased $2.0 million, or 83.3% to $4.3 million, from $2.3 million for the nine months ended September 30, 2013. This increase was primarily related to an increase in personnel related expenses coupled with a decline in the amount of research and development costs that can be charged to government and other projects, and the ReliOn acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2014 increased $2.2 million, or 79.8%, to $5.0 million from $2.8 million for the three months ended September 30, 2013. This increase was primarily related to an increase in personnel related expenses, professional fees, and the ReliOn acquisition.

Selling, general and administrative expenses for the nine months ended September 30, 2014 increased $4.2 million, or 47.3%, to $13.0 million from $8.8 million for the nine months ended September 30, 2013. This increase was primarily related to an increase in personnel related expenses, professional fees, and the ReliOn acquisition.

Legal reserve. Legal reserve represents the estimated reserve required for current litigation.

During the third quarter of 2014 the company accrued a $2.4 million liability relating to litigation dating back to 2008 with Soroof Trading Development Company Ltd.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets, including acquired technology, customer relationships and trademarks which are being amortized over their remaining useful life.

Amortization of intangible assets increased to approximately $608,000 for the three months ended September 30, 2014, compared to approximately $563,000 for the three months ended September 30, 2013. This increase is primarily related to the ReliOn acquisition.

Amortization of intangible assets increased to approximately $1.8 million for nine months ended September 30, 2014, compared to approximately $1.7 million for the nine months ended September 30, 2013. This increase is primarily related to the ReliOn acquisition.

Interest and other income. Interest and other income consists primarily of interest earned on our cash, interest earned on our note receivable, interest earned on our sale-leaseback transaction, rental income, and other income.

Interest and other income increased to approximately $628,000 for the three months ended September 30, 2014 from approximately $26,000 for the three months ended September 30, 2013. This increase is primarily related to the reduction of a license fee at ReliOn of $556,000, coupled with an increase in interest earned on our cash balances.

Interest and other income increased to approximately $722,000 for the nine months ended September 30, 2014 from approximately $83,000 for the nine months ended September 30, 2013. This increase is primarily related to the reduction of a license fee at ReliOn of $556,000, coupled with an increase in interest earned on our cash balances.

Gain on bargain purchase. Gain on bargain purchase consists of the excess of estimated fair value of assets and liabilities acquired over the purchase price.

During the nine months ended September 30, 2014, the fair value of the acquired net assets of ReliOn exceeded the purchase consideration, and therefore a gain on bargain purchase of $1,014,256 was recognized.

Change in fair value of common stock warrant liability.  We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Subtopic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities are valued using the Black-Scholes pricing model at the date of initial issuance and each subsequent balance sheet date. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three months ended September 30, 2014 resulted in a decrease in the associated warrant liability of $0.5 million as compared to an increase of $8.2 million for the three months ended September 30, 2013. The change in fair value of common stock warrant liability for the nine months ended September 30, 2014 resulted in an increase in the associated warrant liability of $58.4 million as compared to an increase of $16.2 million for the nine months ended September 30, 2013. These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Interest and other expense. Interest and other expense consists of interest and other expenses related to the Silicon Valley Bank (SVB) Loan and Security Agreement, interest related to obligations under capital lease, interest related to our finance obligation, and foreign currency exchange gain (loss).

Interest and other expense for the three months ended September 30, 2014 was approximately $93,000, compared to approximately $125,000 for the three months ended September 30, 2013. This decrease is primarily related to a decline in interest expense related to our SVB Loan and Security Agreement, coupled with a gain in foreign currency exchange.

Interest and other expense for the nine months ended September 30, 2014 was approximately $305,000, compared to approximately $354,000 for the nine months ended September 30, 2013. This decrease is primarily related to a decline in interest expense related to our SVB Loan and Security Agreement, coupled with a gain in foreign currency exchange.

Income taxes. The deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Income tax benefit for the three and nine months ended September 30, 2014 was approximately $325,000, whereas income tax benefit for the three and nine months ended September 30, 2013 was approximately $410,000.  The income tax benefit for both years is due to a reduction in accrued interest and penalties on uncertain tax positions as a result of the expiration of the associated statute of limitations.

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

We have experienced and continue to experience negative cash flows from operations and net losses attributable to common shareholders. We incurred a net loss attributable to common shareholders of $81.5 million for the nine months ended September 30, 2014, and net losses attributable to common shareholders of $62.8 million, $31.9 million and $27.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and we have an accumulated deficit of $930.9 million at September 30, 2014. Substantially all of our accumulated deficit has been incurred in connection with our operating expenses, research and development expenses, and from general and administrative costs associated with our operations.

Net cash used in operating activities for the nine months ended September 30, 2014 was $31.0 million. Additionally, on September 30, 2014, we had cash and cash equivalents of $156.5 million and net working capital of $177.6 million. This compares to $5.0 million and $11.1 million, respectively, at December 31, 2013.

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

To date, we have funded our operations primarily through public and private offerings of common and preferred stock, a sale-leaseback of our building, our previous line of credit and maturities and sales of our available-for-sale securities. We believe that our current cash, cash equivalents, cash generated from future sales and cash generated from the exercise of outstanding warrants, will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

Several key indicators of liquidity are summarized in the following table (in thousands USD):

	Nine months	Nine months	Year
	ended or at	ended or at	ended or at
	September 30, 2014	September 30, 2013	December 31, 2013
Cash and cash equivalents at end of period	$156,462	$10,960	$5,027
Working capital at end of period	177,593	14,584	11,110
Net loss attributable to common shareholders	81,461	33,862	62,791
Net cash used in operating activities	31,025	17,945	26,881
Purchase of property, plant and equipment	1,200	145	111

During the nine months ended September 30, 2014, cash used for operating activities was $31.0 million, consisting primarily of a net loss attributable to the Company of $81.3 million, coupled with changes in operating assets and liabilities of $12.7 million, offset by net non-cash expenses in the amount of $63.0 million, including $3.2 million for amortization and depreciation, $2.4 million for stock based compensation, $1.0 million for the gain on bargain purchase and $58.4 million for the change in fair value of common stock warrant liability. Cash used by investing activities for the nine months ended September 30, 2014 was $0.8 million, consisting of $1.2 million for the purchase of property, plant, and equipment, offset by cash received from the ReliOn acquisition of $0.4 million. Cash provided by financing activities for the nine months ended September 30, 2014 was approximately $183.2 million consisting primarily of $18.3 million provided from the exercise of warrants, $0.3 million provided from the exercise of stock options and $165.7 million in net proceeds from public offerings, offset by $0.5 million for the purchase of treasury stock and $0.6 million for principal payments on long-term debt.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

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

Item 4 — Controls and Procedures

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

Item 1 — Legal Proceedings

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

Fact and expert discovery closed in March 2013. In May 2013, we, together with GE and GEM, jointly filed a motion for summary judgment on all counts and Soroof also moved for partial summary judgment to pierce GEM’s corporate veil in order to hold GE liable. In October 2013, the Court denied defendants’ motion for summary judgment as well as Soroof’s motion for partial summary judgment. On April 9, 2014, Soroof filed a Third Amended Complaint correcting the name of the plaintiff entity.  The defendants filed Answers to the Third Amended Complaint on April 28, 2014.

On September 4, 2014, the Court scheduled the case for a jury trial to begin on November 3, 2014.  On September 23, 2014, the parties participated in a second court settlement conference, but the case was not resolved at the settlement conference.  On September 26, 2014, the parties exchanged pre-trial motions in limine.  On October 10, 2014, the Court dismissed the action without prejudice as to GE and GEM (the “GE Defendants”) after being informed that Soroof and the GE Defendants had reached a settlement in principle, and on November 4, 2014, the Court issued an order granting a motion to dismiss the GE Defendants from the case with prejudice following the finalization of the GE Defendants’ settlement.

On October 17, 2014, Soroof and Plug Power submitted a Pre-Trial Memorandum with the Court, and on October 23, 2014, the Court held a Final Pre-Trial Conference with Soroof and Plug Power.

On October 24, 2014, Plug Power and Soroof reached a settlement in principle which Plug Power is in the process of finalizing with Soroof.  The parties notified the Court of the settlement in principle on October 24, 2014.  On October 27, 2014, the Court dismissed the action without prejudice as to Plug Power and cancelled the trial date.

We, GEFCS, GEM and General Electric Company, or GE, are party to an agreement under which we agreed to indemnify such parties for up to $1 million of certain losses related to the Soroof distributor agreement. GE has made a $1 million claim for indemnification against us under this agreement for losses it suffered as a result of the Soroof dispute.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)    During the three months ended September 30, 2014, we issued 2,468 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

(b)    Not applicable.

(c)    None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)    None.

(b)    None.

Item 6 — Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.2	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power. (6)

3.3	Third Amended and Restated By-laws of Plug Power Inc. (3)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.5	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (2).

3.6	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (4)

3.7	Certificate of Designations of Series C Redeemable Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock (5)

10.1	Amended and Restated 2011 Stock Option and Incentive Plan of Plug Power (6)

99.1	Executive Employment Agreement, by and between the Company and Paul B. Middleton, dated November 6, 2014 (7)

31.1 and 31.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS*	XBRL Instance Document (8)
101.SCH*	XBRL Taxonomy Extension Schema Document (8)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (8)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (8)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (8)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (8)

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

(3)                Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.

(4)                Incorporated by reference to the Company’s current Report on Form 8-K dated May 19, 2011.

(5)                Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013.

(6)                Incorporated by reference to the Company’s current Report on Form 8-K dated July 23, 2014.

(7)                Incorporated by reference to the Company’s current Report on Form 8-K dated November 6, 2014.

(8)        Filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013; and (v) related notes, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 14, 2014	By:	/s/ Andrew Marsh
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ David Waldek
Interim Chief Financial Officer
(Principal Financial Officer)