Form 10-K
period 2014-12-31
PLUG POWER INC
filed 2015-03-17
CIK 1093691

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from to

Commission file number: 1-34392

Plug Power Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3672377 (I.R.S. Identification Number)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2014 was $777,048,639.

         As of March 9, 2015, 173,406,363 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

PART I

Forward-Looking Statements

        The following discussion should be read in conjunction with our accompanying Consolidated Financial Statements and Notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "continue," "estimate," "expect," "intend," "may," "should," "will," "would," "plan," "projected" or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability; the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue, in whole or in part; the risk that a loss of one or more of our major customers could result in a material adverse effect on our financial condition; the risk that a sale of a significant number of shares of stock could depress the market price of our common stock; the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability; the risk of potential losses related to any product liability claims or contract disputes; the risk of loss related to an inability to maintain an effective system of internal controls or key personnel; the risks related to the use of flammable fuels in our products; the risk that pending orders may not convert to purchase orders, in whole or in part; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; the ability to achieve the forecasted gross margin on the sale of our products; the risk that our actual net cash used for operating expenses may exceed the projected net cash used for operating expenses; the cost and availability of fuel and fueling infrastructures for our products; market acceptance of our products and services; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully expand our product lines; our ability to successfully expand internationally; our ability to improve system reliability for our products; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; risks associated with potential future acquisitions; the volatility of our stock price; and other risks and uncertainties discussed under Item IA—Risk Factors. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

Item 1.    Business

  Background

        Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen fuel cell systems used primarily for the industrial off-road (forklift or material handling) market and the stationary power market.

        We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as liquid petroleum gas, or LPG, natural gas, propane, methanol, ethanol, gasoline or biofuels. Hydrogen can also be obtained from the electrolysis of water, or produced on-site at consumer locations through a process known as reformation. Plug Power develops complete hydrogen delivery, storage and refueling solutions for customer locations.

        We sell and continue to develop fuel cell product solutions to replace lead-acid batteries in material handling vehicles and industrial trucks for some of North America's largest distribution and manufacturing businesses. We are focusing our efforts on material handling applications (forklifts) at multi-shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Our current product line includes: GenDrive, our hydrogen fueled PEM fuel cell system providing power to material handling vehicles; GenFuel, our hydrogen fueling delivery system; GenCare, our ongoing maintenance program for both the GenDrive fuel cells and GenFuel products; GenKey, our turn-key solution coupling together GenDrive, GenFuel and GenCare, offering complete simplicity to customers transitioning their material handling vehicles to fuel cell power; and ReliOn, our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors.

        We sell our products worldwide, with a primary focus on North America, through our direct product sales force, leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks. We are party to a joint venture based in France with Axane, S.A. under the name HyPulsion, to develop and sell hydrogen fuel cell systems for the European material handling market. We sell to businesses and government agencies.

        We were organized in the State of Delaware on June 27, 1997.

        Unless the context indicates otherwise, the terms "Company," "Plug Power," "we," "our" or "us" as used herein refers to Plug Power Inc. and its subsidiaries.

  Business Strategy

        We are committed to developing effective, economical and reliable fuel cell related products, systems and services for businesses and government agencies. Building on our substantial fuel cell application and product integration experience, we are focused on generating strong relationships with customers who value increased reliability, productivity, energy security and a sustainable future.

        Our business strategy leverages our unique fuel cell application and integration knowledge to identify early adopter markets for which we can design and develop innovative systems and customer solutions that provide superior value, ease-of-use and environmental design.

        We have made significant progress in penetrating the material handling market, supported through the deployment of over 6,500 GenDrive units into commercial applications. We believe we have developed reliable products which allow the end customers to eliminate incumbent power sources from their operations, and realize their sustainability objectives through clean energy alternatives. In addition, we have deployed our GenKey hydrogen and fuel cell solution to multiple customer sites.

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

  Products

        We sell and continue to develop hydrogen and fuel cell product solutions to replace lead-acid batteries in material handling vehicles and industrial trucks for some of North America's largest distribution and manufacturing businesses. We are focusing our efforts on material handling applications (forklifts) at multi-shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products prove valuable with telecommunications, transportation and utility customers as a robust, reliable and sustainable power solution. Our current products and services include:

  GenKey:    Introduced in January 2014, GenKey is our turn-key solution offering complete simplicity to customers transitioning their material handling vehicles to fuel cell power. GenKey provides a "one-stop shopping" option for our customers, combining GenDrive next-generation fuel cells with our GenFuel and GenCare products, described more fully below. Our GenKey offering allows us to handle power, fueling, and service for our customers, which in turn allows the customers to focus on their business and productivity. Financing options are available to GenKey customers.

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

  ReliOn:    ReliOn is our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors.

  Product Support & Services

        To promote fuel cell adoption and maintain post-sale customer satisfaction, we offer a range of service and support options through service and maintenance contracts. Additionally, customers may waive our service option, and choose to service their systems independently.

  Markets/Geography & Order Status

        The Company's products and services predominantly serve the North American material handling market, and primarily support large fleet, multi-shift operations in high-volume manufacturing and high-throughput distribution centers. Based on recent market experience, it appears there may be some seasonality to sales stemming from varied customer appropriation cycles; however, these market factors will continue to evolve and the Company's insight to these trends will improve with continued commercial success and time.

        Orders for the Company's products and services in 2014 approximated $151.4 million compared to total orders in 2013 of $44.0 million. The Company's backlog as of December 31, 2014 was approximately $133.4 million, compared to the Company's backlog as of December 31, 2013 of approximately $50.0 million. The Company's backlog at any given time is comprised of products, hydrogen installations, maintenance services, and hydrogen molecule deliveries. The specific elements of the backlog will vary in terms of timing of delivery and can vary between 90 days to 10 years, with products and hydrogen installations being delivered near term and maintenance services and hydrogen molecule deliveries being more long term. Historically, shipments made against these orders generally occur between ninety days and twenty-four months from the date of acceptance of the order.

        In the year ended December 31, 2014, two customers comprised 37.2% of our total consolidated revenues, with M&T Bank and Kroger representing 24.1% and 13.1% of total consolidated revenues, respectively. Sales to M&T Bank during 2014 represent sale-leaseback transactions that stem from operating leases to key customers such as Walmart and Volkswagen. A loss or decline in business with one or more of these customers could have an adverse impact on our business, financial condition and results of operations.

        We assemble our products at our manufacturing facilities in Latham, New York and Spokane, Washington, and provide our services and installations at customer locations. Currently, the supply and manufacture of varied critical components used in our products and services are performed by sole-sourced third-party vendors in the U.S., Canada and China.

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

  Competition

        We are confronted by aggressive competition in all areas of our business. The markets we address for motive power are characterized by the presence of well-established battery and combustion generator products in addition to competing fuel cell companies. Over the past several years, there has been price competition in these markets. In addition to overall pricing, the principal competitive factors in the markets in which we operate include product features, including size and weight, relative price and performance, product quality and reliability, design innovation, marketing and distribution capability, service and support and corporate reputation.

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

        We have a total of 145 issued patents currently active with the USPTO. At the close of 2014, we had 5 U.S. patent applications pending. Additionally, we have six trademarks registered with the USPTO and three trademark applications pending.

        As a part of the formation of our HyPulsion joint venture, we and HyPulsion entered into a License Agreement under which we license to HyPulsion, on a royalty-free basis, certain intellectual property in the field of integrated hydrogen fuel cell systems for the material handling market. The license is exclusive as to the territories of Albania, Austria, Belgium, Bosnia and Herzegovina, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Liechtenstein, Luxembourg, Republic of Macedonia, Malta, Montenegro, the Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland and the United Kingdom (the "Territory"). If the Company sells its entire equity interest in HyPulsion, the license becomes non-exclusive one year after such sale. Further, the license becomes non-exclusive, and the Company may terminate the license, upon any bankruptcy or dissolution of HyPulsion. Under the License Agreement, the Company receives a royalty-free license to certain intellectual property of HyPulsion in the field of integrated hydrogen fuel cell systems for the material handling market outside of the Territory.

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

        In addition, product safety standards have been established by the American National Standards Institute, or ANSI, covering the overall fuel cell system. The class 1, 2 and 3 GenDrive products are designed with the intent of meeting the requirements of UL 2267 "Fuel Cell Power Systems for Installation in Industrial Electric Trucks" and NFPA 505 "Fire Safety Standard for Powered Industrial Trucks". The hydrogen tanks used in these systems have been either certified to ANSI/CSA NGV2-2007 "Compressed Natural Gas Vehicle Fuel Containers" or ISO/TS 15869 "Gaseous hydrogen and hydrogen blends—Land vehicle fuel tanks". We will continue to design our GenDrive products to meet ANSI and/or other standards in 2015. We certified several models of Class 1, 2 and 3 GenDrive products to the requirements of the CE mark with guidance from a European notified body. The hydrogen tanks used in these systems are certified to the Pressure Equipment Directive by a European notified body.

        The GenFuel hydrogen storage and dispensing products are designed with the intent of meeting the requirements of NFPA 2 "Hydrogen Technologies Code".

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

  Raw Materials

        Most components essential to our business are generally available from multiple sources. We currently obtain certain components including, but not limited to, fuel cell stack materials, and other hydrogen components from single or limited sources. We are, however, evaluating and testing alternate component sources.

        We are party to a supply agreement with Ballard Power Systems, or Ballard, for fuel cell stacks which provides for a term through December 31, 2017. Under this agreement, we are not obligated to purchase fuel cell stacks solely from Ballard and may purchase from alternate suppliers.

        We believe there are a few component suppliers and manufacturing vendors whose loss to us could have a material adverse effect upon our business and financial condition. Such vendors include Ballard and Air Squared, Inc. We are mitigating these potential risks by introducing alternate system architectures which we expect will allow us to diversify our supply chain with multiple fuel cell stack and air supply component vendors. We are also working closely with these vendors and other key suppliers on coordinated product introduction plans, strategic inventories, and internal and external manufacturing schedules and levels.

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

        We may expand the range of our product offerings and intellectual property through licensing and/or acquisition of third-party business and technology. Our research and development expense totaled $6.5 million, $3.1 million and $5.4 million in 2014, 2013 and 2012, respectively. We also had cost of research and development contract revenue of $3.2 million, $2.5 million and $2.8 million in 2014, 2013 and 2012, respectively. These expenses represent the cost of research and development programs that are partially funded under cost reimbursement research and development arrangements with third parties.

  Employees

        As of December 31, 2014, we had 326 employees, including 59 temporary employees.

  Financial Information About Geographic Areas

        Please refer to our Geographic Information included in our Consolidated Financial Statements and notes thereto included in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

  Available Information

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge, other than an investor's own internet access charges, on the Company's website with an internet address of www.plugpower.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the Securities and Exchange Commission (SEC). The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's website address is http://www.sec.gov.

Item 1A.    Risk Factors

        The following risk factors should be considered carefully in addition to the other information in this Annual Report on Form 10-K. The occurrence of any of the following material risks could harm our business and future results of operations and could result in the trading price of our common stock declining and a partial or complete loss of your investment. These risks are not the only ones that we face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations and trading price of our common stock. Except as mentioned under "Quantitative and Qualitative Disclosure About Market Risk" and except for the historical information contained herein, the discussion contained in this Annual Report on Form 10-K contains "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Please refer to the section entitled "Forward-Looking Statements."

A robust market for our products and services may never develop or may take longer to develop than we anticipate.

        We believe we have identified viable markets for our products, however our products represent emerging technologies, and we cannot assure that our targeted customers will purchase them. If a sizable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability. The development of a sizable market for our products may be impacted by many factors which are out of our control, including: the cost competitiveness of our products; the future costs of natural gas, hydrogen and other fuels expected to be used by our products; customer reluctance to try a new product; customer perceptions of our products' safety; regulatory requirements; barriers to entry created by existing energy providers; and the emergence of newer, more competitive technologies and products.

Our products and services face intense competition and we may be unable to compete successfully.

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

We depend on only a few customers for the majority of our revenues and the loss of any one or more of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, financial condition, results of operations and cash flows.

        We sell most of our products to a small number of customers, and while we are continually seeking to expand our customer base, we expect this will continue for the next several years. At December 31, 2014, four customers comprise approximately 69.9% of the total accounts receivable balance, with each customer individually representing 30.2%, 16.0%, 13.4% and 10.3% of total accounts receivable, respectively. For the year ended December 31, 2014, contracts with two customers comprised 37.2% of total consolidated revenues, with each customer individually representing 24.1% and 13.1% of total consolidated revenues, respectively. Any decline in business with these customers could have an adverse impact on our business, financial condition and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers. Any fluctuations in demand from such customers or other customers may negatively impact our business, financial condition and results of operations. If we are unable to broaden our customer base and expand relationships with potential customers, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues, business, financial condition, results of operations and cash flows. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including: a slowdown or delay in a customer's deployment of our products could significantly reduce demand for our products; reductions in a single customer's forecasts and demand could result in excess inventories; the current or future economic conditions could negatively affect one or more of our major customers and cause them to significantly reduce operations, or file for bankruptcy; consolidation of customers can reduce demand as well as increase pricing pressure on our products due to increased purchasing leverage; each of our customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules; and concentration of accounts receivable credit risk, which could have a material adverse effect on our business, financial condition, results of operations and cash flows if one of our major customers declared bankruptcy or delayed payment of their receivables.

Unless we lower our product costs and improve reliability, our product sales could be adversely affected.

        The actual cost of our product solutions is often higher than many established competing technologies. The primary current value proposition for our customers stems from productivity gains in using our solutions. Longer term, given evolving market dynamics and potential changes in alternative energy tax credits, if we are unable to successfully develop future products that are competitive with competing technologies in terms of price, reliability and longevity, customers may not buy our products.

The profitability of our products depends largely on material and manufacturing costs and the market price of hydrogen. We cannot guarantee that we will be able to lower these costs to the levels to assure market acceptance in conjunction with other critical customer criteria in performance and reliability.

Delays in our product development could have a material impact on the profitable commercialization of our products.

        If we experience delays in meeting our development goals, our products exhibit technical defects, or if we are unable to meet cost or performance goals, including power output, useful life and reliability, the profitable commercialization of our products will be delayed. In this event, potential purchasers of our products may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot assure that we will successfully meet our commercialization schedule in the future.

Our product sales and performance depends on the availability of hydrogen and our lack of control over or limited availability of such fuel may adversely impact our sales and product deployment.

        Our products and services depend largely on the availability of hydrogen gas. We are dependent upon hydrogen suppliers for success with the profitable commercialization of our products and services. Although we will continue to work with hydrogen suppliers to mutually agree on terms for our customers, including, but not limited to, price of the hydrogen molecules, liquid hydrogen, hydrogen infrastructure and service costs, to the benefit of our product value proposition, ultimately we have no control over such third parties. If these fuels are not readily available or if their prices are such that energy produced by our products costs more than energy provided by other sources, then our products could be less attractive to potential users and our products' value proposition could be negatively affected. If hydrogen suppliers elect not to participate in the material handling market, there may be an insufficient supply of hydrogen for this market that could negatively affect our sales and deployment of our products and services.

Our purchase orders may not ship, be commissioned or installed, or convert to revenue, and our pending orders may not convert to purchase orders, which may have a material adverse effect on our revenue and cash flow.

        Some of the orders we accept from customers require certain conditions or contingencies to be satisfied prior to shipment or prior to commissioning or installation, some of which are outside of our control. Historically, shipments made against these orders have generally occurred between ninety days and twenty-four months from the date of acceptance of the order. Orders for the Company's products and services in 2014 approximated $151.4 million compared to total orders in 2013 of $44.0 million. The Company's backlog as of December 31, 2014 was approximately $133.4 million, compared to the Company's backlog as of December 31, 2013 of approximately $50.0 million. The time periods from receipt of an order to shipment date and installation vary widely and are determined by a number of factors, including the terms of the customer contract and the customer's deployment plan. There may also be product redesign or modification requirements that must be satisfied prior to shipment of units under certain of our agreements. If the redesigns or modifications are not completed, some or all of our orders may not ship or convert to revenue. We also have publicly discussed anticipated, pending orders with prospective customers; however, those prospective customers may require certain conditions or contingencies to be satisfied prior to issuing a purchase order to us, some of which are outside of our control. Such conditions or contingencies that may be required to be satisfied before we receive a purchase order may include, but are not limited to, successful product demonstrations or field trials. Some conditions or contingencies that are out of our control may include, but are not limited to, government tax policy, government funding programs, and government incentive programs. Additionally, some conditions and contingencies may extend for several years. We may have to compensate customers, by either reimbursement, forfeiting portions of associated revenue, or other methods depending on the terms of the customer contract, based on the failure on any of these conditions or contingencies. This could have an adverse impact on our revenue and cash flow.

We do not have extensive experience in manufacturing our products and, as a result, may be unable to sustain a profitable commercial market for our new and existing products.

        From 1997 to 2008, we focused primarily on research and development of fuel cell systems. In the latter half of 2008, we shifted our focus to viable commercialization of our fuel cell products. In 2014, we launched a turnkey concept whereby the Company provides the fuel cells, hydrogen storage and distribution, ongoing service, and facilitates delivery of the hydrogen. This broader solution has been the primary impetus in the Company's recent success and growing prospects. While we have been manufacturing our products in small quantities for several years, we do not have extensive experience in mass-manufacturing and marketing our products and services. We do not know whether we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in commercial quantities while meeting the quality, price, engineering, design, and production standards required to profitably market our products. If we are unable to develop the sustainable manufacturing competencies to support the commercial market for our products, the failure would have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be unable to establish or maintain relationships with third parties for certain aspects of continued product development, manufacturing, distribution and servicing and the supply of key components for our products.

        We may need to maintain and may need to enter into additional strategic relationships in order to complete our current product development and commercialization plans. We may also require partners to assist in the sale, servicing and supply of components for our current products and anticipated products, which are in development. If we are unable to identify, enter into, and maintain satisfactory agreements with potential partners, including those relating to the supply, distribution, service and support of our current products and anticipated products, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of needed partners, which could adversely affect our future prospects for development and commercialization of future products. In addition, any arrangement with a strategic partner may require us to issue a significant amount of equity securities to the partner, provide the partner with representation on our board of directors and/or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then current stockholders. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our products, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business prospects, results of operations and financial condition could be harmed if we fail to secure relationships with entities which can develop or supply the required components for our products and provide the required distribution and servicing support. Additionally, the agreements governing our current relationships allow for termination by our partners under certain circumstances, some of which are beyond our control. If any of our current strategic partners were to terminate any of its agreements with us, there could be a material adverse impact on the continued development and profitable commercialization of our products and the operation of our business, financial condition, results of operations and prospects.

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

        Other than our current products, which we believe to be commercially viable at this time, we do not know when or whether we will successfully complete research and development of other commercially viable products that could be critical to our future. If we are unable to develop additional commercially viable products, we may not be able to generate sufficient revenue to become profitable. The profitable commercialization of our products depends on our ability to reduce the costs of our components and subsystems, and we cannot assure you that we will be able to sufficiently reduce these costs. In addition, the profitable commercialization of our products requires achievement and verification of their overall reliability, efficiency and safety targets, and we cannot assure you that we will be able to develop, acquire or license the technology necessary to achieve these targets. We must complete additional research and development to fill our product portfolios and deliver enhanced functionality and reliability in order to manufacture additional commercially viable products in commercial quantities. In addition, while we are conducting tests to predict the overall life of our products, we may not have run our products over their projected useful life prior to large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, resulting in possible warranty claims and commercial failures.

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

        We believe that the near-term growth of alternative energy technologies is affected by the availability and size of government and economic incentives. Many of these government incentives expire, phase out over time, exhaust the allocated funding, or require renewal by the applicable authority. In addition, these incentive programs could be reduced or discontinued for other reasons. For example, the investment tax credit is currently scheduled to expire on December 31, 2016. The reduction, elimination, or expiration of the investment tax credit or other government subsidies and economic incentives may result in the diminished economic competitiveness of our products to our customers and could materially and adversely affect the growth of alternative energy technologies, including our products, as well as our future operating results

The loss of one or more of our key supply partners or any material change in their product costs, or product availability could have a material adverse effect on our business.

        We have certain key suppliers, such as Ballard and Air Squared, that we rely on for critical components in our products and there are numerous other components for our products that are sole sourced. A supplier's failure to develop and supply components in a timely manner or at all, or to develop or supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our products. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

        In addition, commodity prices and supply levels affect our costs. For example, platinum is a key material in our PEM fuel cells. Platinum is a scarce natural resource and we are dependent upon a sufficient supply of this commodity. Any shortages could adversely affect our ability to produce commercially viable fuel cell systems and significantly raise our cost of producing our fuel cell systems. While we do not anticipate significant near or long-term shortages in the supply of platinum, a shortage could adversely affect our ability to produce commercially viable PEM fuel cells or raise our cost of producing such products.

Certain component quality issues have resulted in adjustments to our warranty reserves, which negatively impacted our results and delayed our new order momentum, and unanticipated future product reliability and quality issues could impair our ability to service long term warranty and maintenance contracts profitably.

        In previous years, isolated quality issues have arisen with respect to certain components in certain products that are currently being used at customer sites. The product and service revenue contracts we entered into generally provide a one-to-two-year product warranty to customers from date of installation. We have had to retrofit the units subject to component quality issues with replacement components that will improve the reliability of our products for those customers. We had estimated the costs of satisfying these additional warranty claims and recorded a net reserve adjustment of $2.9 million during the year ended December 31, 2012. As of December 31, 2014, there was approximately $590,000 of this reserve remaining in the product warranty reserve in the consolidated balance sheet specific to these issues. However, if any unanticipated additional quality issues or warranty claims arise, additional material charges may be incurred in the future. We continue to work with our vendors on these component issues to recover charges taken and improve quality and reliability of components to prevent a reoccurrence of the isolated quality issues we have experienced.

        In addition, from time to time the Company experiences other unexpected design or product performance issues. The Company makes significant investment in the continued improvement of our products and maintains appropriate warranty reserves for known and unexpected issues; however, unknown malfunctions or design defects could result in unexpected material liabilities and could adversely affect our business, financial condition, results of operations and prospects. In addition, a well-publicized actual or perceived problem could adversely affect the market's perception of our products resulting in a decline in demand for our products and could divert the attention of our management, which may materially and adversely affect our business, financial condition, results of operations and prospects.

        The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing, marketing and sale of fuel cell products, including products fueled by hydrogen, a flammable gas. Any liability for damages resulting from malfunctions or design defects could be substantial and could materially adversely affect our business, financial condition, results of operations and prospects. In addition, a well-publicized actual or perceived problem could adversely affect the market's perception of our products resulting in a decline in demand for our products and could divert the attention of our management, which may materially and adversely affect our business, financial condition, results of operations and prospects.

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

        We have not achieved profitability in any quarter since our formation and we will continue to incur net losses until we can produce sufficient revenue to cover our costs. Our net losses attributable to the Company were approximately $88.5 million in 2014, $62.7 million in 2013, $31.9 million in 2012, $27.5 million in 2011, and $47.0 million in 2010. As of December 31, 2014, we had an accumulated deficit of $938.1 million. We anticipate that we will continue to incur losses until we can produce and sell our products on a large-scale and cost-effective basis. We cannot guarantee when we will operate profitably, if ever. In order to achieve profitability, among other factors, management must successfully execute our planned path to profitability in the early adoption markets on which we are focused, the hydrogen infrastructure that is needed to support our growth readiness and cost efficiency must be available and cost efficient, we must continue to shorten the cycles in our product roadmap with respect to product reliability and performance that our customers expect and successful introduction of our products into the market, we must accurately evaluate our markets for, and react to, competitive threats in both other technologies (such as advanced batteries) and our technology field, and we must continue to lower our products' build costs and lifetime service costs. If we are unable to successfully take these steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We may require additional capital funding and such capital may not be available to us.

        We have experienced recurring operating losses and as of December 31, 2014, we had an accumulated deficit of approximately $938.1 million. On December 31, 2014, we had cash and cash equivalents of $146.2 million and net working capital of $167.0 million. This compares to $5.0 million and $11.1 million, respectively, on December 31, 2013.

        Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. We expect that we may require significant additional capital to fund and expand our future operations. In particular, in the event that our operating expenses are higher than anticipated or the gross margins and shipments of our products are lower than we expect, we may need to implement contingency plans to conserve our liquidity or raise additional capital to meet our operating needs. Such plans may include: a reduction in discretionary expenses, funding from licensing the use of our technologies, debt and equity financing alternatives, government programs, and/or a potential business combination, strategic alliance or sale of a portion or all of the Company. If we are unable to fund our operations and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

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

Our stock price and stock trading volume has been and could remain volatile, which could further adversely affect the market price of our stock, our ability to raise additional capital and/or cause us to be subject to securities class action litigation.

        The market price of our common stock has historically experienced and may continue to experience significant volatility. In 2014, the sales price of our common stock fluctuated from a high of $11.72 per share to a low of $1.89 per share. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities' analysts' recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders, including one or more of our strategic partners, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Such market price volatility could adversely affect our ability to raise additional capital. In addition, we may be subject to additional securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

        Additionally, market conditions may result in volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and sales of substantial amounts of our common stock in the market, in each case being unrelated or disproportionate to changes in our operating performance.

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

We face risks associated with our plans to market, distribute and service our products and services internationally.

        We intend to market, distribute, sell and service our product offerings internationally. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign sub-distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates. Also, to the extent our operations and assets are located in foreign countries, they are potentially subject to nationalization actions over which we will have no control.

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

        From time to time, we may be subject to contract disputes or litigation. In connection with any disputes or litigation in which we are involved, we may be forced to incur costs and expenses in connection with defending ourselves or in connection with the payment of any settlement or judgment or compliance with any injunctions in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, financial condition, results of operations and cash flows. In addition, an unfavorable outcome in any such litigation could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

        Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess the design and operating effectiveness of our controls over financial reporting. We are currently required to have our auditors attest to the effectiveness of our internal control over financial reporting. Our compliance with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls. Inferior internal controls increase the possibility of errors and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

        In addition, our internal control systems rely on people trained in the execution of the controls. Loss of these people or our inability to replace them with similarly skilled and trained individuals or new processes in a timely manner could adversely impact our internal control mechanisms.

The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified board members and officers.

        As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this requirement, significant resources and management oversight are necessary.

Provisions in our charter documents and Delaware law may discourage or delay an acquisition that stockholders may consider favorable, which could decrease the value of our common stock.

        Our certificate of incorporation, our bylaws, and Delaware corporate law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include those that: authorize the issuance of up to 5,000,000 shares of preferred stock in one or more series without a stockholder vote; limit stockholders' ability to call special meetings; establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and provide for staggered terms for our directors. We have a shareholders rights plan that may be triggered if a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of our common stock. In addition, in certain circumstances, Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

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

        Our products are subject to certain federal, local, and non-U.S. laws and regulations, including, for example, state and local ordinances relating to building codes, public safety, electrical and gas pipeline connections, hydrogen transportation and siting and related matters. See "Business—Government Regulations" for additional information. Further, as products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our ability to manufacture, distribute, install and service our products. Any regulation of our products, whether at the federal, state, local or foreign level, including any regulations relating to the production, operation, installation, and servicing of our products may increase our costs and the price of our products.

Our products use flammable fuels that are inherently dangerous substances.

        Our fuel cell systems use natural gas and hydrogen gas in catalytic reactions. While our products do not use this fuel in a combustion process, natural gas and hydrogen gas are flammable fuels that could leak and combust if ignited by another source. Further, while we are not aware of any accidents involving our products, any such accidents involving our products or other products using similar flammable fuels could materially suppress demand for, or heighten regulatory scrutiny of, our products.

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

Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to obtain and enforce. In addition, we do not know whether the U.S. Patent & Trademark Office will grant federal registrations based on our pending trademark applications. Even if federal registrations are granted to us, our trademark rights may be challenged. It is also possible that our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. We could incur substantial costs in prosecuting or defending trademark infringement suits.

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

        We may need to pursue lawsuits or legal action in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine the priority of rights to the trademark. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming, and we could use a substantial amount of our management and financial resources in either case.

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

        Some of our technology has been developed with state and federal government funding in the United States, Canada and other countries. The United States and Canadian governments have a non-exclusive, royalty-free, irrevocable world-wide license to practice or have practiced some of our technology developed under contracts funded by the respective government. In some cases, government agencies in the United States or Canada can require us to obtain or produce components for our systems from sources located in the United States or Canada, respectively, rather than foreign countries. Our contracts with government agencies are also subject to the risk of termination at the convenience of the contracting agencies, potential disclosure of our confidential information to third parties and the exercise of "march-in" rights by the government. March-in rights refer to the right of the United States or Canadian governments or government agency to license to others any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. The implementation of restrictions on our sourcing of components or the exercise of march-in rights could harm our business, prospects, results of operations and financial condition. In addition, under the Freedom of Information Act, any documents that we have submitted to the government or to a contractor under a government funding arrangement are subject to public disclosure that could compromise our intellectual property rights unless such documents are exempted as trade secrets or as confidential information and treated accordingly by such government agencies.

Potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business and impair our financial results.

        As part of our business strategy, we intend to consider acquisitions of companies, technologies and products that we believe could improve our ability to compete in our core markets or allow us to enter new markets. Acquisitions involve numerous risks, any of which could harm our business, including, difficulty in integrating the technologies, products, operations and existing contracts of a target company and realizing the anticipated benefits of the combined businesses; difficulty in supporting and transitioning customers, if any, of the target company; inability to achieve anticipated synergies or increase the revenue and profit of the acquired business; potential disruption of our ongoing business and distraction of management; the price we pay or other resources that we devote may exceed the value we realize; or the value we could have realized if we had allocated the purchase price or other resources to another opportunity and inability to generate sufficient revenue to offset acquisition costs. In addition, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

Item 1B.    Unresolved Staff Comments

        There are no unresolved comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our year ended December 31, 2014.

Item 2.    Properties

        Our principal offices are located in Latham, New York. We lease a 140,000 square foot facility that includes our general office building, our manufacturing facility, and our research and development center. In addition, we lease a 29,200 square foot facility in Spokane, Washington that includes an office building and a manufacturing facility. See Note 17, Commitments and Contingencies of the Consolidated Financial Statements, Part II, Item 8 of this Form 10-K for further discussion of the leases. We believe that our facilities are sufficient to accommodate our anticipated production volumes for at least the next two years.

Item 3.    Legal Proceedings

        On October 24, 2014, we reached a settlement in principle with Soroof Trading Development Company Ltd., or Soroof, with respect to the previously disclosed litigation with Soroof. On October 27, 2014, the Court dismissed the action without prejudice as to the Company and cancelled the trial date. The settlement was finalized, and on December 1, 2014, Soroof filed a motion to dismiss with the Court as settled, and requested that the arbitration be dismissed with prejudice and without costs. On December 12, 2014, the Court dismissed the case as to the Company with prejudice, each party to bear their own costs.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        During the years ended December 31, 2014 and 2013, we issued 74,863 and 1,319,914 shares, respectively, of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

        Market Information.    Our common stock is traded on the NASDAQ Capital Market under the symbol "PLUG." As of March 9, 2015, there were approximately 628 record holders of our common stock. However, management believes that a significant number of shares are held by brokers under a "nominee name" and that the number of beneficial shareholders of our common stock exceeds 77,000. The following table sets forth the high and low sale price per share of our common stock as reported by the NASDAQ Capital Market for the periods indicated:

	Sales prices
	High	Low
2014
1st Quarter	$11.72	$1.89
2nd Quarter	$8.37	$3.62
3rd Quarter	$6.47	$4.00
4th Quarter	$5.48	$2.60
2013
1st Quarter	$0.76	$0.12
2nd Quarter	$0.53	$0.15
3rd Quarter	$0.80	$0.26
4th Quarter	$2.24	$0.45

        Dividend Policy.    We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.

        Five-Year Performance Graph.    Below is a line graph comparing the percentage change in the cumulative total return of the Company's common stock, based on the market price of the Company's common stock, with the total return of companies included within the NASDAQ Market Index (NQUSBT) and the companies included within the Russell 3000 Technology Index for the period commencing December 31, 2009 and ending December 31, 2014. The calculation of the cumulative total return assumes a $100 investment in the Company's common stock, the NASDAQ Market Index (NQUSBT) and the Russell 3000 Technology Index on December 31, 2009 and the reinvestment of all dividends, if any.

Index	2009	2010	2011	2012	2013	2014
Plug Power Inc.	100.00	52.11	28.73	7.04	21.83	42.25
Russell 3000 Technology Index	100.00	112.72	111.26	123.31	156.00	183.47
NASDAQ Market Index (NQUSBT)	100.00	117.55	117.91	137.29	183.26	206.09

        See also Part III Item 12 in this Annual Report on Form 10-K for additional detail related to security ownership and related stockholder matters, and for additional detail on equity compensation plan matters.

Item 6.    Selected Financial Data

        The following tables set forth selected financial data and other operating information of the Company. The selected statements of operations and balance sheet data for 2014, 2013, 2012, 2011, and 2010 as set forth below are derived from the audited Consolidated Financial Statements of the Company. The information is only a summary and you should read it in conjunction with the Company's audited Consolidated Financial Statements and related notes and other financial information included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statements Of Operations:
Product Revenue	$40,505	$18,446	$20,792	$19,592	$13,414
Service Revenue	21,806	6,659	3,615	3,631	2,325
Research and development contract revenue	1,919	1,496	1,701	3,886	3,598
Licensed technology revenue	—	—	—	517	136

Total revenue	64,230	26,601	26,108	27,626	19,473
Cost of product revenue	35,334	20,414	25,354	22,626	17,800
Cost of service revenue	30,556	14,929	12,304	8,044	5,311
Cost of research and development contract revenues	3,202	2,506	2,805	6,232	6,371
Research and development expense	6,469	3,121	5,434	5,656	12,901
Selling, general and administrative expenses	21,809	12,325	14,577	14,546	25,572
Legal reserve	2,400	—	—	—	—
Gain on sale of assets	—	—	—	(673)	(3,217)
Amortization of intangible assets	2,391	2,271	2,306	2,322	2,264
Other (expense) income, net	(50,882)	(34,115)	4,810	3,673	570

Loss before income taxes	$(88,813)	$(63,080)	$(31,862)	$(27,454)	$(46,959)

Income tax benefit	325	410	—	—	—

Net loss attributable to the Company	$(88,488)	$(62,670)	$(31,862)	$(27,454)	$(46,959)

Preferred stock dividends declared	(156)	(121)	—	—	—

Net loss attributable to common shareholders	$(88,644)	$(62,791)	$(31,862)	$(27,454)	$(46,959)

Loss per share, basic and diluted	$(0.56)	$(0.82)	$(0.93)	$(1.46)	$(3.58)

Weighted average number of common shares outstanding	159,229	76,436	34,376	18,778	13,123

Balance Sheet Data:
(at end of the period)
Unrestricted cash, cash equivalents and available-for-sale securities	$146,205	$5,027	$9,380	$13,857	$21,359
Total assets	205,881	35,356	39,460	55,656	59,177
Borrowings under line of credit	—	—	3,381	5,405	—
Current portion of long-term obligations	587	718	650	—	—
Long-term obligations	20,738	39,983	7,390	9,577	3,141
Stockholders' equity (deficit)	158,283	(17,872)	15,030	29,036	42,913
Working capital	167,039	11,110	6,901	22,452	25,556

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion contained in this Form 10-K contains "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Form 10-K. In evaluating these statements, you should review Part I, Item 1A: Risk Factors and our Consolidated Financial Statements and notes thereto included in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

  Overview

        Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen fuel cell systems used primarily for the industrial off-road (forklift or material handling) market and the stationary power market.

        We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as liquid petroleum gas, or LPG, natural gas, propane, methanol, ethanol, gasoline or biofuels. Hydrogen can also be obtained from the electrolysis of water, or produced on-site at consumer locations through a process known as reformation. Plug Power develops complete hydrogen delivery, storage and refueling solutions for customer locations.

        We concentrate our efforts on developing, manufacturing and selling our hydrogen-fueled PEM GenDrive® products on commercial terms for industrial off-road (forklift or material handling) applications, with a focus on multi-shift high volume manufacturing and high throughput distribution sites.

  Recent Developments

  Appointment of Chief Financial Officer

        On November 10, 2014, the Company announced that Paul B. Middleton had been appointed as the Chief Financial Officer of the Company, effective December 1, 2014.

  Results of Operations

        Product revenue.    Product revenue includes revenue from the sale of our GenDrive units, as well as revenue from ReliOn's stationary backup power units.

        Product revenue for the year ended December 31, 2014 increased $22.0 million or 119.6%, to $40.5 million from $18.5 million for the year ended December 31, 2013. The most significant factor driving the large growth in product revenue was the Company's introduction of the full turn-key solution. In providing the full solution of units, hydrogen storage and distribution, uptime service, and hydrogen delivery, the Company made it significantly easier for customers to adopt the technology and more immediately realize the productivity benefits. In the product revenue category, there were 2,406 GenDrive systems shipped for the year ended December 31, 2014 as compared to 918 GenDrive systems shipped for the year ended December 31, 2013. Of the GenDrive units shipped in 2014, they were predominantly associated with the full turn-key solution and reflect a higher concentration of our smaller Class 3 units. The overall increase in product revenue is also due in part to stationary backup product revenue of $1.9 million stemming from the acquisition of ReliOn early in 2014.

        Product revenue for the year ended December 31, 2013 decreased $2.3 million or 11.3%, to $18.5 million from $20.8 million for the year ended December 31, 2012. This decrease is primarily related to fewer shipments during 2013. In the product revenue category, there were 918 fuel cell systems shipped for the year ended December 31, 2013 as compared to 1,136 fuel cell systems shipped for the year ended December 31, 2012.

        Service revenue:    Service revenue includes revenue from hydrogen installations, our service and maintenance contracts, hydrogen delivery contracts, spare parts, and leased units.

        Service revenue for the year ended December 31, 2014 increased $15.1 million or 227.5%, to $21.8 million from $6.7 million for the year ended December 31, 2013. As with product revenue, the increase in service revenue is primarily related to the Company's introduction of the turn-key solution in 2014. Specific to service revenue, in 2014, stemming primarily from this new offering, the Company recognized revenue for hydrogen installations at over nine sites and this was effectively the first ever significant hydrogen installation revenue for the Company. In addition, the service revenue increase stems from incremental GenFuel and GenCare contracts as our customer base grows and requires additional hydrogen deliveries and uptime maintenance. Lastly, the increase in service revenue increased due to service revenue of $1.5 million stemming from the acquisition of ReliOn early in 2014.

        Service revenue for the year ended December 31, 2013 increased $3.1 million or 84.2%, to $6.7 million from $3.6 million for the year ended December 31, 2012. The increase is primarily related to new GenCare service contracts placed by existing customers during 2013.

        Research and development contract revenue.    Research and development contract revenue primarily relates to cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with our cost-sharing percentages ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is related to our current product development efforts.

        Research and development contract revenue for the year ended December 31, 2014 increased $0.4 million, or 28.2%, to $1.9 million from $1.5 million for the year ended December 31, 2013. The increase is primarily related to increased activity on a Ground Support Equipment contract.

        Research and development contract revenue for the year ended December 31, 2013 decreased $0.2 million, or 12.0%, to $1.5 million from $1.7 million for the year ended December 31, 2012. The decrease is primarily related to a reduced effort on three funded projects that are complete or near completion, partially offset by the start of a new project.

        Cost of product revenue.    Cost of product revenue includes direct material and labor costs, warranty cost, and an allocation of overhead costs that relate to the manufacture of our GenDrive units and ReliOn's backup power units.

        Cost of product revenue for the year ended December 31, 2014 increased $14.9 million, or 73.1%, to $35.3 million from $20.4 million for the year ended December 31, 2013. Cost of product revenue as a percentage of product revenue was 87.2% for 2014 and 110.7% for 2013. Although costs overall are higher commensurate with volume, the Company did see margin improvement from leverage on the fixed cost base, supply chain and product design cost down programs, and manufacturing process improvements. The overall increase in product costs is also due to the inclusion of ReliOn's cost of product revenue of $2.1 million.

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

        Cost of service revenue.    Cost of service revenue includes the labor and material costs incurred for our hydrogen installations, our product service and hydrogen site maintenance contracts, our hydrogen delivery contracts, replacement parts, rental units (short term) and leased units. In addition, cost of service revenue also includes allocation of overhead costs that relate to the servicing of our products.

        Cost of service revenue for the year ended December 31, 2014 increased $15.7 million, or 104.7%, to $30.6 million from $14.9 million for the year ended December 31, 2013. The increase in the cost of service revenue was primarily related to the new hydrogen site installation projects (which we did not have in 2013), a higher number of GenFuel and GenCare service contracts in 2014 (including service personnel to maintain these contracts and hydrogen deliveries), and $1.1 million of costs associated with the newly acquired ReliOn.

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

        Cost of research and development contract revenue for the year ended December 31, 2014 increased $0.7 million, or 27.8% to $3.2 million from $2.5 million for the year ended December 31, 2013. The increase is primarily related to increased activity on a Ground Support Equipment contract.

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

        Research and development expense for the year ended December 31, 2014 increased $3.4 million, or 107.3%, to $6.5 million from $3.1 million for the year ended December 31, 2013. This increase was primarily related to an increase in personnel related expenses, coupled with $1.1 million in research and development expenses due to the acquisition of ReliOn. Incremental research and development costs, outside of ReliOn, were specifically associated with the new turn-key commercial solution as well as numerous product cost-down programs and product design performance enhancements.

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

        Selling, general and administrative expenses for the year ended December 31, 2014 increased $9.5 million, or 76.9%, to $21.8 million from $12.3 million for the year ended December 31, 2013. This increase was primarily related to an increase in personnel related expenses to support the substantial growth in the business including incremental salesforce, additional finance staff, and additional executive staff. The overall increase also stemmed from an increase in professional fees and $2.2 million in expenses now included due to the acquisition of ReliOn.

        Selling, general and administrative expenses for the year ended December 31, 2013 decreased $2.3 million, or 15.4%, to $12.3 million from $14.6 million for the year ended December 31, 2012. This decrease was primarily related to a decline in personnel related expenses.

        Legal reserve.    Legal reserve represents the estimated reserve required for current litigation.

        During the year ended December 31, 2014, the Company accrued a $2.4 million liability relating to litigation dating back to 2008 with Soroof Trading Development Company Ltd.

        Amortization of intangible assets.    Amortization of intangible assets represents the amortization associated with the Company's acquired identifiable intangible assets, including acquired technology and customer relationships, which are being amortized over five to ten years.

        Amortization of intangible assets remained stable at $2.4 million, $2.3 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Interest and other income.    Interest and other income consists primarily of interest earned on our cash and cash equivalents, interest earned on our note receivable, interest earned on our sale-leaseback transaction, rental income, and other income.

        Interest and other income increased to approximately $752,000 for the year ended December 31, 2014 from approximately $150,000 for the year ended December 31, 2013. This increase is primarily related to the settlement of a license arrangement at ReliOn resulting in income of $556,000, coupled with an increase in interest earned on our cash balances.

        Interest and other income decreased to approximately $150,000 for the year ended December 31, 2013 from approximately $226,000 for the year ended December 31, 2012. This decrease is primarily related to a decline in rental income, offset by an increase in interest earned on our sale-leaseback transaction, and note receivable.

        Gain on bargain purchase.    During the year ended December 31, 2014, the fair value of the acquired net assets of ReliOn exceeded the purchase consideration, and therefore a gain on bargain purchase of $1.0 million was recognized.

        Change in fair value of common stock warrant liability.    We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Subtopic 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities are valued using the Black-Scholes pricing model at the date of initial issuance and each subsequent balance sheet date. Changes in the fair value of the warrants are reflected in the consolidated statements of operations as change in the fair value of common stock warrant liability.

        The change in fair value of common stock warrant liability for the year ended December 31, 2014 resulted in an increase in the associated warrant liability of $52.3 million as compared to an increase of $37.1 million for the year ended December 31, 2013, and a decrease of $4.8 million for the year ended December 31, 2012. These variances are primarily due to changes in the Company's common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

        Interest and other expense and foreign currency gain (loss).    Interest and other expense consists of interest and other expenses related to the now expired Silicon Valley Bank (SVB) Loan and Security Agreement, interest related to obligations under capital lease, interest related to our finance obligation, and foreign currency exchange gain (loss).

        Interest and other expense and foreign currency gain (loss) for the year ended December 31, 2014 was approximately $387,000, compared to approximately $398,000 for the year ended December 31, 2013. This decrease is primarily related to a decline in interest expense related to the expired SVB Loan and Security Agreement coupled with a decline in foreign currency exchange gain.

        Interest and other expense and foreign currency gain (loss) for the year ended December 31, 2013 was approximately $398,000, compared to approximately $262,000 for the year ended December 31, 2012. This increase is primarily related to interest expense on obligations under capital lease, which began in the fourth quarter of 2012, and interest expense related to our finance obligation, which began in the first quarter of 2013, offset by a decline in interest and other expenses related to our SVB Loan and Security Agreement, which expired on March 29, 2013.

        Gain on sale of equity interest in joint venture.    Gain on sale of equity interest in joint venture represents the gain on sale of a 25% ownership interest in our joint venture, HyPulsion.

        On February 29, 2012, we completed the formation of our joint venture with Axane, S.A., a subsidiary of Air Liquide, under the name HyPulsion, or the JV. We contributed to the JV the right to use our technology, including design and technology know-how on GenDrive systems, in exchange for an initial 45% ownership of the JV. On April 19, 2013, Axane purchased an additional 25% ownership interest in HyPulsion from the Company for a cash purchase price of $3.3 million (Euro 2.5 million). We now own 20% and Axane owns 80% of HyPulsion.

        Income taxes.    The deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

        Income tax benefit for the years ended December 31, 2014 and December 31, 2013 was approximately $325,000 and $410,000, respectively, due to reductions in accrued interest and penalties as a result of expirations of the associated statute of limitations.

  Liquidity and Capital Resources

        Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, funding the growth in our GenKey "turn-key" solutions which also includes the installation of our customer's hydrogen infrastructure as well as delivery of the hydrogen molecule, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

        We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common shareholders of $88.6 million, $62.8 million and $31.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and has an accumulated deficit of $938.1 million at December 31, 2014.

        Net cash used in operating activities for the year ended December 31, 2014 was $40.8 million. Additionally, on December 31, 2014, we had cash and cash equivalents of $146.2 million and net working capital of $167.0 million. This compares to $5.0 million and $11.1 million, respectively, at December 31, 2013.

        During 2014, we received gross proceeds of $176.7 million from three underwritten public offerings. Net proceeds after underwriting discounts and commissions and other estimated fees and expenses were $165.7 million. See Note 5 (Stockholders' Equity) of the Consolidated Financial Statements for more detail. In addition, during 2014 we received $18.3 million from the exercise of previously issued common stock warrants.

        To date, we have funded our operations primarily through public and private offerings of common and preferred stock, a sale-leaseback of our building, and our previous line of credit and maturities. The Company believes that its current cash, cash equivalents, cash generated from future sales and cash generated from the exercise of outstanding warrants will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

        During the year ended December 31, 2014, cash used for operating activities was $40.8 million, consisting primarily of a net loss attributable to the Company of $88.5 million, coupled with changes in operating assets and liabilities of $12.1 million, offset by net non-cash expenses in the amount of $59.8 million, including $4.3 million for amortization and depreciation, $4.2 million for stock based compensation, $1.0 million for the gain on bargain purchase and $52.3 million for the change in fair value of common stock warrant liability. Cash used by investing activities for the year ended December 31, 2014 was $1.0 million, consisting of $1.4 million used to acquire property, plant and equipment, offset by $0.4 million received from the acquisition of ReliOn. Cash provided by financing activities for the year ended December 31, 2014 was $182.9 million consisting primarily of $165.7 million in net proceeds from public offerings, $18.3 million provided from the exercise of warrants, and $0.3 million from the exercise of stock options, offset by $0.6 million for the purchase of treasury stock and $0.8 million for principal payments on long-term debt.

        Several key indicators of liquidity are summarized in the following table:

	2014	2013	2012
Cash and cash equivalents at end of period	$146,205	$5,027	$9,380
Borrowings under line of credit at end of period	—	—	3,381
Working capital at end of period	167,039	11,110	6,901
Net loss attributable to common shareholders	88,644	62,791	31,862
Net cash used in operating activities	40,780	26,881	20,165
Purchase of property, plant and equipment	1,413	111	78

  Income Taxes

        Under Internal Revenue Code (IRC) Section 382, the use of loss carryforwards may be limited if a change in ownership of a company occurs. If it is determined that due to transactions involving the Company's shares owned by its 5 percent shareholders a change of ownership has occurred under the provisions of IRC Section 382, the Company's federal and state net operating loss carryforwards could be subject to significant IRC Section 382 limitations.

        Based upon IRC Section 382 studies, Section 382 ownership changes occurred in 2013, 2012 and 2011 that resulted in $728 million of the Company's $764 million of federal and state net operating loss carryforwards being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $715 million of the $728 net operating loss carryforwards that are limited will expire prior to utilization and consequently, these net operating loss carryforwards that will expire unutilized are not reflected in the Company's gross deferred tax asset as of December 31, 2014.

        The ownership changes also resulted in Net Unrealized Built in Losses per IRS Notice 2003-65 which should result in Recognized Built in Losses during the five year recognition period of approximately $40.7 million. This will translate into unfavorable book to tax add backs in the Company's 2014 to 2018 U.S. corporate income tax returns that resulted in a gross deferred tax liability of $8.0 million at December 31, 2014 with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). This has no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

  Contractual Obligations

        Contractual obligations as of December 31, 2014, under agreements with non-cancelable terms are as follows:

	Total	<1 year	1 - 3 Years	3 - 5 Years	> 5 Years
Capital lease obligation(A)	586,879	586,879	—	—	—
Operating lease obligations(B)	17,577,794	2,984,131	6,066,981	5,999,983	2,526,699
Purchase obligations(C)	45,720	27,720	18,000	—	—
Finance obligation(D)	6,614,488	459,566	919,132	981,385	4,254,405

	$24,824,881	$4,058,296	$7,004,113	$6,981,368	$6,781,104

(A)
On December 28, 2012, Plug Power sold GenDrive units to a third party and subsequently entered into a lease-back agreement with an effective start date of October 1, 2012, with the owner/lessor of the equipment to lease the equipment to Plug Power for a period of 6 years. This transaction has been recorded by the Company as a capital lease. Under the terms of the lease, Plug Power has received the rights to use the equipment for the full term of the lease provided there is no uncured event of default under the lease.

(B)
The Company has several non-cancelable operating leases that expire over the next six years. In addition, under a limited number of arrangements, the Company provides its products and services to customers in the form of an operating lease that can vary in term from five to six year terms. The Company accounts for these non-cancelable sale-leaseback transactions as operating leases in accordance with Accounting Standards Codification (ASC) Subtopic 840-40, Leases—Sale-Leaseback Transactions. See Note 17 (Commitments and Contingencies) of the Consolidated Financial Statements for more detail.

(C)
The Company has purchase obligations related to the maintenance of its building and storage of documents.

(D)
On March 27, 2013, the Company completed a sale-leaseback transaction of its property located at 968 Albany Shaker Road, Latham, New York, for an aggregate purchase price of $4,500,000, of which $2,750,000 was received in cash at closing and $1,750,000 is receivable with 5% annual interest, over 15 years in equal monthly installments of $13,839. Although the property was sold and the Company has no legal ownership of the facility, the Company was prohibited from recording the transaction as a sale because of continuing involvement with the property. Accordingly, the sale has been accounted for as a financing transaction, which requires the Company to continue reporting the building as an asset and to record a financing obligation for the sale price. Liabilities relating to this agreement of $2,426,028 and $66,303 have been recorded as finance obligation and current portion finance obligation (other current liabilities), respectively, in the accompanying consolidated balance sheet as of December 31, 2014.

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

        We believe that the following are our most critical accounting estimates and assumptions the Company must make in the preparation of its Consolidated Financial Statements and related disclosures:

        Revenue recognition:    The Company recognizes revenue under arrangements for products and services, which may include the sale of products and related services, including revenue from installation, service and maintenance, spare parts, hydrogen fueling services, which may include hydrogen supply as well as hydrogen fueling infrastructure, and leased units. The Company also recognizes revenue under research and development contracts, which are primarily cost reimbursement contracts associated with the development of PEM fuel cell technology.

        The Company enters into revenue arrangements that may contain a combination of fuel cell systems and equipment, which may be sold, or under a limited number of arrangements leased to customers, installation, service, maintenance, spare parts, hydrogen fueling and other support services. For these multiple deliverable arrangements, the Company accounts for each separate deliverable as a separate unit of accounting if the delivered item or items have value to the customer on a standalone basis. The Company considers a deliverable to have standalone value if the item is sold separately by us or another entity or if the item could be resold by the customer. The Company allocates revenue to each separate deliverable based on its relative selling price. For a majority of our deliverables, the Company determines relative selling prices using its best estimate of the selling price as vendor-specific objective evidence and third-party evidence is generally not available for the deliverables involved in its revenue arrangements due to a lack of a competitive environment in selling fuel cell technology. When determining estimated selling prices, the Company may consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar products and services, the Company's ongoing pricing strategy and policies, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold, as applicable. The Company determines estimated selling prices for deliverables in its agreements based on the specific facts and circumstances of each arrangement and analyzes the estimated selling prices used for its allocation of arrangement consideration on each arrangement.

        Once relative selling prices are determined, the Company proportionately allocates the sale consideration to each element of the arrangement. The allocated sales consideration related to fuel cell systems and equipment, spare parts, and hydrogen infrastructure is recognized as revenue at shipment if title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. The allocated sales consideration related to installation, service, maintenance, and hydrogen molecule delivery is generally recognized as revenue when completed or on a straight-line basis over the term of the contract, as appropriate.

        In the case of consignment sales, the Company does recognize revenue until the customer has accepted the product, at which time the risks and rewards of ownership have transferred, the price is fixed, and the Company has a reasonable expectation of collection upon billing.

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

        Product warranty reserve:    The GenDrive contracts we enter into generally provide a one to two year product warranty to customers from date of installation, and the ReliOn contracts we enter into generally provide a two to five year product warranty. We currently estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for future claims in the period the revenue is recognized. Factors that affect our warranty liability include the number of installed units, estimated material costs, estimated travel, and labor costs. The Company's product warranty reserve as of December 31, 2014, and December 31, 3013 was approximately $1.3 million and $1.6 million, respectively.

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

        When we determine that the carrying value of long-lived assets, including identifiable intangible assets, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based upon the provisions of Financial Accounting Standards Board

(FASB) ASC No. 350-35-30-14, Intangibles—Goodwill and Other, and FASB ASC No. 360-10-35-15, Impairment or Disposal of Long-Lived Assets, as appropriate. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

        Expected volatility—The estimated stock price volatility was derived based upon the Company's actual stock prices over an historical period equal to the expected life of the options, which represents the Company's best estimate of expected volatility.

        Expected option life—The Company's estimate of an expected option life was calculated in accordance with the simplified method for calculating the expected term assumption. The simplified method is a calculation based on the contractual life and vesting terms of the associated options.

        Risk-free interest rate—We use the yield on zero-coupon U.S. Treasury securities having a maturity date that is commensurate with the expected life assumption as the risk-free interest rate. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. We review historical forfeiture data and determine the appropriate forfeiture rate based on that data. We re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will recognize the actual expense over the vesting period only for the shares that vest.

        Warrant Accounting:    We account for common stock warrants in accordance with applicable accounting guidance provided in FASB ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. In compliance with applicable securities law, registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We classify these derivative warrant liabilities on the consolidated balance sheets as a long term liability, which is revalued at each balance sheet date subsequent to the initial issuance. We use the Black-Scholes pricing model to value the derivative warrant liability. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions.

        The Company used the following assumptions for its common stock warrants issued on January 20, 2014. The risk-free interest rate for January 20, 2014 (issuance date) and December 31, 2014 was 1.65% and 1.35%, respectively. The volatility of the market price of the Company's common stock for January 20, 2014 and December 31, 2014 was 107.6% and 119.2%, respectively. The expected average term of the warrants used for January 20, 2014 and December 31, 2014 was 5.0 years and 4.0 years, respectively.

        The Company used the following assumptions for its common stock warrants issued on February 20, 2013. The risk-free interest rate for February 20, 2013 (issuance date), December 31, 2013 and December 31, 2014 was 0.85%, 1.14% and 1.06%, respectively. The volatility of the market price of the Company's common stock for February 20, 2013, December 31, 2013, and December 31, 2014 was 102.0%, 99.0% and 126.2%, respectively. The expected average term of the warrants used for February 20, 2013, December 31, 2013 and December 31, 2014 was 5.0 years, 4.1 years and 3.1 years, respectively.

        The Company used the following assumptions for its common stock warrants issued on May 31, 2011. The risk-free interest rate for May 31, 2011 (issuance date), December 31, 2013, and

December 31, 2014 was 0.75%, 0.52% and 0.21%, respectively. The volatility of the market price of the Company's common stock for May 31, 2011, December 31, 2013 and December 31, 2014 was 94.4%, 119.3% and 136.6%, respectively. The expected average term of the warrants used for May 31, 2011, December 31, 2013 and December 31, 2014 was 2.4 years, 2.4 years and 1.4 years, respectively.

        There was no expected dividend yield for the warrants granted. If factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Generally, as the market price of our common stock increases, the fair value of the warrant increases, and conversely, as the market price of our common stock decreases, the fair value of the warrant decreases. Also, a significant increase in the volatility of the market price of the Company's common stock, in isolation, would result in a significantly higher fair value measurement; and a significant decrease in volatility would result in a significantly lower fair value measurement. Changes in the fair value of the warrants are reflected in the consolidated statements of operations as change in fair value of common stock warrant liability.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  (a)    Evaluation of Disclosure Controls and Procedures

        As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management conducted an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation the Company's management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

  (b)    Management's Annual Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and, that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2014 the effectiveness of the Company's internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company's internal control over financial reporting as of December 31, 2014 was effective.

        The Company has excluded the operations of ReliOn, Inc., acquired during 2014, which is described in Note 3 of the Consolidated Financial Statements, from the scope of management's assessment of internal control over financial reporting. The assets excluded from management's assessment of internal control over financial reporting comprised approximately 3% of total consolidated assets as of December 31, 2014. The revenue excluded from management's assessment of internal control over financial reporting comprised approximately 5% of total consolidated revenues for the year ended December 31, 2014.

        The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

  (c)    Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a)
Directors

        Incorporated herein by reference is the information appearing under the captions "Information about our Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

(b)
Executive Officers

        Incorporated herein by reference is the information appearing under the captions "Information about our Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

(c)
Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors, employees and consultants of the Company. The Code of Business Conduct and Ethics is intended to comply with Item 406 of Regulation S-K of the Securities Exchange Act of 1934 and with applicable rules of The NASDAQ Stock Market, Inc. Our Code of Business Conduct and Ethics is posted on our Internet website under the "Investor" page. Our Internet website address is www.plugpower.com. To the extent required or permitted by the rules of the SEC and NASDAQ, we will disclose amendments and waivers relating to our Code of Business Conduct and Ethics in the same place as our website.

Item 11.    Executive Compensation

        Incorporated herein by reference is the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated herein by reference is the information appearing under the caption "Principal Stockholders" in the Company's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table gives information as of December 31, 2014, about the shares of Common Stock that may be issued upon the exercise of options and restricted stock under the Company's 1999 Stock Option and Incentive Plan, as amended (1999 Stock Option Plan), and the Company's 2011 Stock Option and Incentive Plan (2011 Stock Option Plan).

Equity Compensation Plan Information

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,190,607	(1)	$3.89	8,238,932	(2)
Equity compensation plans not approved by security holders	650,000	(3)	$1.71	—

Total	8,840,607			8,238,932

(1)
Represents 632,855 outstanding options issued under the 1999 Stock Option Plan, 7,084,416 outstanding options issued under the 2011 Stock option Plan and 473,336 shares of restricted stock issued under the 2011 Stock Option Plan.

(2)
Includes shares available for future issuance under the 2011 Stock Option Plan.

(3)
Included in Equity compensation plans not approved by shareholders are shares granted to new employees for key positions within the company. No specific shares have been allocated for this purpose, but rather equity awards are approved by the Company's Board of Directors in specific circumstances.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Incorporated herein by reference is the information appearing under the caption "Principal Stockholders" in the Company's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14.    Principal Accounting Fees and Services

        Incorporated herein by reference is the information appearing under the caption "Independent Auditors Fees" in the Company's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

Date: March 17, 2015

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Andrew Marsh, Paul B. Middleton and Gerard L. Conway, Jr. such person's true and lawful attorney-in-fact and agent with full power of substitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Date: March 17, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANDREW MARSH Andrew Marsh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2015
/s/ PAUL B. MIDDLETON Paul B. Middleton	Chief Financial Officer (Principal Financial Officer)	March 17, 2015
/s/ JILL R. MCCOSKEY Jill R. McCoskey	Chief Accounting Officer (Principal Accounting Officer)	March 17, 2015
/s/ LARRY G. GARBERDING Larry G. Garberding	Director	March 17, 2015

/s/ MAUREEN O. HELMER Maureen O. Helmer	Director	March 17, 2015
/s/ DOUGLAS T. HICKEY Douglas T. Hickey	Director	March 17, 2015
/s/ GREGORY L. KENAUSIS Gregory L. Kenausis	Director	March 17, 2015
/s/ GEORGE C. MCNAMEE George C. McNamee	Director	March 17, 2015
/s/ XAVIER PONTONE Xavier Pontone	Director	March 17, 2015
/s/ JOHAN MINOH ROTH Johan Minoh Roth	Director	March 17, 2015
/s/ GARY K. WILLIS Gary K. Willis	Director	March 17, 2015

        Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.1, 10.5 through 10.10 and 10.14 through 10.20 represent the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Exhibit No.
and Description

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc.(7)
3.2	Third Amended and Restated By-laws of Plug Power Inc.(8)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc.(7)
3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock.(9)
3.5	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc.(14)
3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock.(26)
3.7	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc.(28)
4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power.(2)
4.2	Shareholder Rights Agreement, dated as of June 23, 2009, between Plug Power Inc. and Registrar and American Stock Transfer & Trust Company, LLC, as Rights Agent.(9)
4.3	Amendment No. 1 To Shareholder Rights Agreement.(12)
4.4	Amendment No. 2 To Shareholder Rights Agreement.(17)
4.5	Amendment No. 3 To Shareholder Rights Agreement.(19)
4.6	Amendment No. 4 To Shareholder Rights Agreement.(22)
4.7	Amendment No. 5 To Shareholder Rights Agreement.(25)
4.8	Form of Warrant.(15)
4.9	Form of Warrant.(23)
4.10	Form of Warrant.(26)
10.1	Employee Stock Purchase Plan.(2)
10.2	Registration Rights Agreement, dated as of June 29, 2006, by and between Plug Power Inc. and Smart Hydrogen Inc.(1)
10.3	Form of Director Indemnification Agreement.(1)
10.4	Form of Director Indemnification Agreement(27)
10.5	Plug Power Executive Incentive Plan.(3)

10.6	Employment Agreement, dated as of April 7, 2008, by and between Andrew Marsh and Plug Power Inc.(5)
10.7	Executive Employment Agreement, dated as of May 5, 2008, by and between Gerard L. Conway, Jr. and Plug Power Inc.(6)
10.8	Executive Employment Agreement, dated as of October 28, 2009, by and between Erik J. Hansen and Plug Power Inc.(10)
10.9	Executive Employment Agreement, dated as of October 23. 2013, by and between Keith C. Schmid and Plug Power Inc.(27)
10.10	Executive Employment Agreement, dated as of November 6, 2014, by and between Paul B. Middleton and Plug Power Inc.(29)
10.11	Standstill and Support Agreement, dated as of May 6, 2011 among Plug Power Inc., OJSC "INTER RAO UES" and OJSC "Third Generation Company of the Wholesale Electricity Market".(11)
10.12	Master and Shareholders' Agreement, dated as of January 24, 2012, by and between Axane S.A. and Plug Power, Inc.(18)
10.13	License Agreement dated as of February 29, 2012, by and between HyPulsion, S.A.S. and Plug Power Inc.(18)
10.14	2011 Stock Option and Incentive Plan.(13)
10.15	Amendment No. 1 to the Plug Power Inc. 2011 Stock Option and Incentive Plan(21)
10.16	Amended and Restated 2011 Stock Option and Incentive Plan.(28)
10.17	Form of Incentive Stock Option Agreement.(16)
10.18	Form of Non-Qualified Stock Option Agreement for Employees.(16)
10.19	Form of Non-Qualified Stock Option Agreement for Independent Directors.(16)
10.20	Form of Restricted Stock Award Agreement.(16)
10.21	Purchase and Sale Agreement dated as of January 24, 2013, by Plug Power Inc. and 968 Albany Shaker Road Associates, LLC(24)
10.22	Amendment to Purchase and Sale Agreement dated as of March 13, 2013 by Plug Power Inc. and 968 Albany Shaker Road Associates, LLC(24)
10.23	Securities Purchase Agreement, dated as of May 8, 2013, by and between Plug Power Inc. and Air Liquide Investissements d'Avenir et de Demonstration(25)
10.24	Registration Rights Agreement, dated as of May 16, 2013, by and between Plug Power Inc. and Air Liquide Investissements d'Avenir et de Demonstration(26)
23.1	Consent of KPMG LLP.(30)
31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(30)
32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(30)
101.INS	XBRL Instance Document(30)
101.SCH	XBRL Taxonomy Extension Schema Document(30)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(30)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(30)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(30)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(30)

(1)
Incorporated by reference to the Company's current Report on Form 8-K dated June 29, 2006.

(2)
Incorporated by reference to the Company's Registration Statement on Form S-1/A (File Number 333-86089).

(3)
Incorporated by reference to the Company's current Report on Form 8-K dated February 15, 2007.

(5)
Incorporated by reference to the Company's current Report on Form 8-K dated April 2, 2008.

(6)
Incorporated by reference to the Company's Form 10-Q for the period ended June 30, 2008.

(7)
Incorporated by reference to the Company's Form 10-K for the period ended December 31, 2008.

(8)
Incorporated by reference to the Company's current Report on Form 8-K dated October 28, 2009.

(9)
Incorporated by reference to the Company's Registration Statement on Form 8-A dated June 24, 2009.

(10)
Incorporated by reference to the Company's current Report on Form 8-K dated October 28, 2009.

(11)
Incorporated by reference to the Company's current Report on Form 8-K dated November 2, 2009.

(12)
Incorporated by reference to the Company's current Report on Form 8-K dated May 6, 2011.

(13)
Incorporated by reference to the Company's current Report on Form 8-K dated May 12, 2011.

(14)
Incorporated by reference to the Company's current Report on Form 8-K dated May 19, 2011.

(15)
Incorporated by reference to the Company's current Report on Form 8-K dated May 24, 2011.

(16)
Incorporated by reference to the Company's Form 10-Q for the period ended June 30, 2011.

(17)
Incorporated by reference to the Company's current Report on Form 8-K dated March 19, 2012.

(18)
Incorporated by reference to the Company's current Report on Form 8-K dated March 21, 2012.

(19)
Incorporated by reference to the Company's current Report on Form 8-K dated March 26, 2012.

(21)
Incorporated by reference to the Company's current Report on Form 8-K dated May 18, 2012.

(22)
Incorporated by reference to the Company's current Report on Form 8-K dated February 13, 2013.

(23)
Incorporated by reference to the Company's current Report on Form 8-K dated February 14, 2013.

(24)
Incorporated by reference to the Company's current Report on Form 8-K dated April 1, 2013.

(25)
Incorporated by reference to the Company's current Report on Form 8-K dated May 8, 2013.

(26)
Incorporated by reference to the Company's current Report on Form 8-K dated May 20, 2013.

(27)
Incorporated by reference to the Company's current Report on Form 8-K dated October 29, 2013.

(28)
Incorporated by reference to the Company's current Report on Form 8-K dated July 25, 2014

(29)
Incorporated by reference to the Company's current Report on Form 8-K dated November 11, 2014

(30)
Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Plug Power Inc.:

         We have audited the accompanying consolidated balance sheets of Plug Power Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plug Power Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         The scope of management's assessment of internal control over financial reporting excluded the internal control over financial reporting of ReliOn, Inc. ("ReliOn"), which the Company acquired in April 2014. ReliOn represented 3% of total assets and 5% of total revenue included in the Company's consolidated financial statements as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of ReliOn.

/s/ KPMG LLP

Albany, New York
March 17, 2015

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$146,205,071	$5,026,523
Accounts receivable	16,094,788	4,699,730
Inventory	24,735,601	10,406,320
Prepaid expenses and other current assets	5,709,766	1,850,859

Total current assets	192,745,226	21,983,432
Restricted cash	500,000	500,000
Property, plant, and equipment, net	5,311,907	5,277,667
Leased property under capital lease, net	1,936,826	2,453,312
Note receivable	447,408	509,945
Intangible assets, net	1,490,319	2,901,595
Other assets	3,448,974	1,729,670

Total assets	$205,880,660	$35,355,621

Liabilities, Redeemable Preferred Stock, and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$10,185,085	$3,094,385
Accrued expenses	8,749,356	3,068,774
Product warranty reserve	1,311,442	1,608,131
Deferred revenue	3,318,919	1,705,065
Obligations under capital lease	586,879	717,870
Other current liabilities	1,554,960	679,176

Total current liabilities	25,706,641	10,873,401
Obligations under capital lease	—	586,879
Deferred revenue	8,501,404	7,308,951
Common stock warrant liability	9,418,413	28,829,849
Finance obligation	2,426,028	2,492,330
Other liabilities	392,335	765,281

Total liabilities	46,444,821	50,856,691
Redeemable preferred stock
Series C redeemable convertible preferred stock, $0.01 par value per share
(aggregate involuntary liquidation preference $16,663,782) 10,431 shares authorized;
Issued and outstanding: 5,231 at December 31, 2014 and 10,431 at December 31, 2013	1,152,720	2,371,080
Stockholders' equity (deficit):
Common stock, $0.01 par value per share; 450,000,000 shares authorized;
Issued (including shares in treasury):
173,644,532 at December 31, 2014 and 106,356,558 at December 31, 2013	1,736,445	1,063,566
Additional paid-in capital	1,096,391,668	831,155,925
Accumulated other comprehensive income	897,807	897,807
Accumulated deficit	(938,080,766)	(849,437,066)
Less common stock in treasury:
378,116 shares at December 31, 2014 and 165,906 at December 31, 2013	(2,662,035)	(1,552,382)

Total stockholders' equity (deficit)	158,283,119	(17,872,150)

Total liabilities, redeemable preferred stock, and stockholders' equity (deficit)	$205,880,660	$35,355,621

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Product revenue	$40,504,929	$18,446,082	$20,791,874
Service revenue	21,806,224	6,658,816	3,615,253
Research and development contract revenue	1,918,731	1,496,530	1,701,330

Total revenue	64,229,884	26,601,428	26,108,457
Cost of product revenue	35,334,038	20,414,084	25,353,541
Cost of service revenue	30,556,292	14,928,595	12,304,158
Cost of research and development contract revenue	3,202,122	2,505,989	2,804,817
Research and development expense	6,468,470	3,121,007	5,434,235
Selling, general and administrative expenses	21,809,222	12,325,466	14,576,998
Legal reserve	2,400,000	—	—
Amortization of intangible assets	2,391,276	2,270,858	2,306,489

Operating loss	(37,931,536)	(28,964,571)	(36,671,781)
Interest and other income	751,963	150,006	226,120
Gain on bargain purchase	1,014,256	—	—
Change in fair value of common stock warrant liability	(52,259,898)	(37,101,818)	4,845,165
Interest and other expense and foreign currency gain (loss)	(387,288)	(398,275)	(261,958)
Gain on sale of equity interest in joint venture	—	3,234,717	—

Loss before income taxes	$(88,812,503)	$(63,079,941)	$(31,862,454)
Income tax benefit	324,680	410,259	—

Net loss attributable to the Company	$(88,487,823)	$(62,669,682)	$(31,862,454)
Preferred stock dividends declared	(155,877)	(121,118)	—

Net loss attributable to common shareholders	$(88,643,700)	$(62,790,800)	$(31,862,454)

Loss per share:
Basic and diluted	$(0.56)	$(0.82)	$(0.93)

Weighted average number of common shares outstanding	159,228,815	76,436,408	34,376,427

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Net loss attributable to the Company	$(88,487,823)	$(62,669,682)	$(31,862,454)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	—	(106,605)	75,668

Comprehensive loss	$(88,487,823)	$(62,776,287)	$(31,786,786)

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the years ended December 31, 2014, 2013 and 2012

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock			Total Stockholders' (Deficit) Equity
			Additional Paid-in-Capital				Accumulated Deficit
	Shares	Amount			Shares	Amount
December 31, 2011	22,924,411	$229,244	$784,213,871	$928,744	165,906	$(1,552,382)	$(754,783,812)	$29,035,665
Net loss attributable to the Company	—	—	—	—	—	—	(31,862,454)	(31,862,454)
Other comprehensive income	—	—	—	75,668	—	—	—	75,668
Stock based compensation	530,353	5,304	1,985,850	—	—	—	—	1,991,154
Public offering common stock, net	14,950,000	149,500	15,640,770	—	—	—	—	15,790,270

December 31, 2012	38,404,764	$384,048	$801,840,491	$1,004,412	$165,906	$(1,552,382)	$(786,646,266)	$15,030,303

Net loss attributable to the Company	—	—	—	—	—	—	(62,669,682)	(62,669,682)
Other comprehensive loss	—	—	—	(106,605)	—	—	—	(106,605)
Stock based compensation	2,198,154	21,982	2,127,510	—	—	—	—	2,149,492
Public offering, common stock, net(1)	43,101,800	431,018	9,991,406	—	—	—	—	10,422,424
Exercise of warrants(2)	22,494,987	224,950	17,076,968	—	—	—	—	17,301,918
Stock dividend	156,853	1,568	119,550				(121,118)	—

December 31, 2013	106,356,558	$1,063,566	$831,155,925	$897,807	$165,906	$(1,552,382)	$(849,437,066)	$(17,872,150)

Net loss attributable to the Company	—	—	—	—	—	—	(88,487,823)	(88,487,823)
Stock based compensation	146,174	1,462	4,051,299	—	—	—	—	4,052,761
Public offerings, common stock, net(3)	36,502,440	365,024	153,584,354	—	—	—	—	153,949,378
Exercise of warrants(4)	23,918,429	239,184	101,886,304	—	86,391	(340,381)	—	101,785,107
Stock dividend	34,232	342	155,535	—	—	—	(155,877)	—
Shares issued for acquisition	530,504	5,305	3,994,695	—	—	—	—	4,000,000
Conversion of preferred stock	5,521,676	55,217	1,163,143	—	—	—	—	1,218,360
Stock option exercises	634,519	6,345	400,413	—	125,819	(769,272)	—	(362,514)

December 31, 2014	173,644,532	$1,736,445	$1,096,391,668	$897,807	378,116	$(2,662,035)	$(938,080,766)	$158,283,119

(1)
As a result of the 2013 public offerings discussed in Note 5, Stockholders' Equity, the Company received net proceeds of $12,873,452, of which $2,451,028 in value was ascribed to the warrants issued in the February 2013 public offering.

(2)
Pursuant to the exercise of warrants, additional paid-in capital was increased by $5,878,146 from the issuance of 22,494,987 shares of common stock. Additionally, paid-in capital was increased by $11,198,822 and warrant liability was reduced by $11,198,822 (the fair value of the warrants on the exercise date).

(3)
As a result of the January, March and April 2014 public offerings discussed in Note 5, Stockholders' Equity, the Company received net proceeds of $165,722,618 of which $11,773,240 in value was ascribed to the warrants issued in the January 2014 public offering. The associated warrants have been separately valued and classified as a liability on the accompanying consolidated balance sheet.

(4)
Pursuant to the exercise of warrants, additional paid-in capital was increased by $18,441,730 from the issuance of 23,832,038 shares of common stock. Additionally, paid-in capital was increased by $83,444,574 and warrant liability was reduced by $83,444,574 (the fair value of the warrants on the exercise date).

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(88,487,823)	$(62,669,682)	$(31,862,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and investment in leased property	1,946,488	1,907,940	2,069,672
Amortization of intangible assets	2,391,276	2,270,858	2,306,489
Stock-based compensation	4,156,636	2,180,869	2,001,840
Gain on sale of equity interest in joint venture	—	(3,234,717)	—
Gain on bargain purchase	(1,014,256)	—	—
Loss on disposal of property, plant and equipment	78,059	65,899	51,975
Loss on sale of leased assets	—	—	20,068
Change in fair value of common stock warrant liability	52,259,898	37,101,818	(4,845,165)
Changes in operating assets and liabilities that provide (use) cash, net of effects of acquisition:
Accounts receivable	(9,349,413)	(2,407,675)	9,367,539
Inventory	(9,168,058)	(1,855,863)	(1,294,671)
Prepaid expenses and other assets	(7,218,987)	137,598	(94,443)
Note receivable	62,537	60,752	(570,697)
Accounts payable, accrued expenses, product warranty reserve and other liabilities	10,817,631	(2,140,157)	914,388
Deferred revenue	2,746,478	1,701,549	1,770,463

Net cash used in operating activities	(40,779,534)	(26,880,811)	(20,164,996)

Cash Flows From Investing Activities:
Proceeds from sale of equity interest in joint venture	—	3,234,717	—
Purchase of property, plant and equipment	(1,413,103)	(111,032)	(77,527)
Purchase of ReliOn, net of cash acquired	414,000	—	—
Proceeds from disposal of property, plant and equipment	33,792	84,250	63,605

Net cash (used in) provided by investing activities	(965,311)	3,207,935	(13,922)

Cash Flows From Financing Activities:
Change in restricted cash	—	(500,000)	—
Proceeds from exercise of stock options	240,598	—	—
Purchase of treasury stock	(603,113)	—	—
Proceeds from exercise of warrants	18,340,534	6,103,096	—
Proceeds from issuance of preferred stock	—	2,595,400	—
Preferred stock issuance costs	—	(224,320)	—
Proceeds from issuance of common stock and warrants	176,700,006	14,807,718	17,192,500
Common stock issuance costs	(10,977,388)	(1,934,265)	(1,402,230)
Repayment of borrowings under line of credit	—	(3,380,835)	(2,024,275)
Proceeds from finance obligation	—	2,600,000	2,105,282
Principal payments on obligations under capital lease and finance obligation	(777,244)	(698,674)	(170,222)

Net cash provided by financing activities	182,923,393	19,368,120	15,701,055

Effect of exchange rate changes on cash	—	(48,780)	1,029
Increase (decrease) in cash and cash equivalents	141,178,548	(4,353,536)	(4,476,834)
Cash and cash equivalents, beginning of year	5,026,523	9,380,059	13,856,893

Cash and cash equivalents, end of year	$146,205,071	$5,026,523	$9,380,059

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Nature of Operations

  Description of Business

        Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen fuel cell systems used primarily for the industrial off-road (forklift or material handling) market and the stationary power market.

        We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as liquid petroleum gas, or LPG, natural gas, propane, methanol, ethanol, gasoline or biofuels. Hydrogen can also be obtained from the electrolysis of water, or produced on-site at consumer locations through a process known as reformation. Plug Power develops complete hydrogen delivery, storage and refueling solutions for customer locations.

        We sell and continue to develop fuel cell product solutions to replace lead-acid batteries in material handling vehicles and industrial trucks for some of North America's largest distribution and manufacturing businesses. We are focusing our efforts on material handling applications (forklifts) at multi-shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Our current product line includes: GenDrive, our hydrogen fueled PEM fuel cell system providing power to material handling vehicles; GenFuel, our hydrogen fueling delivery system; GenCare, our ongoing maintenance program for both the GenDrive fuel cells and GenFuel products; GenKey, our turn-key solution coupling together GenDrive, GenFuel and GenCare, offering complete simplicity to customers transitioning their material handling vehicles to fuel cell power; and ReliOn, our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors.

        We sell our products worldwide, with a primary focus on North America, through our direct product sales force, leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks. We are party to a joint venture based in France with Axane, S.A. under the name HyPulsion, to develop and sell hydrogen fuel cell systems for the European material handling market. We sell to businesses and government agencies.

        We were organized in the State of Delaware on June 27, 1997.

        Unless the context indicates otherwise, the terms "Company," "Plug Power," "we," "our" or "us" as used herein refers to Plug Power Inc. and its subsidiaries.

  Liquidity

        Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, funding the growth in our GenKey "turn-key" solution which also includes the installation of our customer's hydrogen infrastructure as well as delivery of the hydrogen molecule, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building

Notes to Consolidated Financial Statements (Continued)

1. Nature of Operations (Continued)

a sales base; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

        We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common shareholders of $88.6 million, $62.8 million and $31.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and has an accumulated deficit of $938.1 million at December 31, 2014.

        Net cash used in operating activities for the year ended December 31, 2014 was $40.8 million. Additionally, on December 31, 2014, we had cash and cash equivalents of $146.2 million and net working capital of $167.0 million. This compares to $5.0 million and $11.1 million, respectively, at December 31, 2013.

        During 2014, we received gross proceeds of $176.7 million from three underwritten public offerings. Net proceeds after underwriting discounts and commissions and other estimated fees and expenses were $165.7 million. See Note 5 (Stockholders' Equity) of the consolidated financial statements for more detail. In addition, during 2014 we received $18.3 million from the exercise of previously issued common stock warrants.

        To date, we have funded our operations primarily through public and private offerings of common and preferred stock, a sale-leaseback of our building, our previous line of credit and maturities. The Company believes that its current cash, cash equivalents, cash generated from future sales and cash generated from the exercise of outstanding warrants will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and operating assumptions.

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

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Accounts Receivable

        Accounts receivable related to product and service arrangements are recorded when products are shipped or delivered to customers, as appropriate. Accounts receivable related to contract research and development arrangements are recorded as work is completed under the applicable contract. Accounts receivable are stated at the amount billed to customers and are ordinarily due between 30 and 60 days after the issuance of the invoice. Accounts are considered delinquent when more than 90 days past due, and no extended payment agreements have been granted. Receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts and related receivable are reduced when the amount is deemed uncollectible. As of December 31, 2014 and December 31, 2013, the allowance for doubtful accounts was $0.

  Inventory

        Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. In the case of our consignment arrangements, we do not relieve inventory until the customer has accepted the product, at which time the risks and rewards of ownership have transferred. At December 31, 2014 and 2013, inventory on consignment was valued at approximately $1,611,000 and $1,178,000, respectively.

  Intangible Assets

        Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment when certain triggering events occur. Intangible assets consist of acquired technology, customer relationships and trademarks, and are amortized using a straight-line method over their useful lives of 5-10 years.

  Revenue Recognition

  Products and Services

        The Company recognizes revenue under arrangements for products and services, which may include the sale of products and related services, including revenue from installation, service and maintenance, spare parts, hydrogen fueling services, which may include hydrogen supply as well as hydrogen fueling infrastructure, and leased units. The Company also recognizes revenue under research and development contracts, which are primarily cost reimbursement contracts associated with the development of PEM fuel cell technology.

        The Company enters into revenue arrangements that may contain a combination of fuel cell systems and equipment, which may be sold, or under a limited number of arrangements leased to customers, installation, service, maintenance, spare parts, hydrogen fueling and other support services. For these multiple deliverable arrangements, the Company accounts for each separate deliverable as a separate unit of accounting if the delivered item or items have value to the customer on a standalone basis. The Company considers a deliverable to have standalone value if the item is sold separately by us or another entity or if the item could be resold by the customer. The Company allocates revenue to each separate deliverable based on its relative selling price. For a majority of our deliverables, the Company determines relative selling prices using its best estimate of the selling price as vendor-specific objective evidence and third-party evidence is generally not available for the deliverables involved in its revenue arrangements due to a lack of a competitive environment in selling fuel cell technology. When

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

determining estimated selling prices, the Company may consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar products and services, the Company's ongoing pricing strategy and policies, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold, as applicable. The Company determines estimated selling prices for deliverables in its agreements based on the specific facts and circumstances of each arrangement and analyzes the estimated selling prices used for its allocation of arrangement consideration of each arrangement.

        Once relative selling prices are determined, the Company proportionately allocates the sale consideration to each element of the arrangement. The allocated sales consideration related to fuel cell systems and equipment, spare parts, and hydrogen infrastructure is recognized as revenue at shipment if title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. The allocated sales consideration related to installation, service, maintenance, and hydrogen molecule delivery is generally recognized as revenue when completed or on a straight-line basis over the term of the contract, as appropriate.

        In the case of consignment sales, the Company does not recognize revenue until the customer has accepted the product, at which time the risks and rewards of ownership have transferred, the price is fixed, and the Company has a reasonable expectation of collection upon billing.

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

        At December 31, 2014 and December 31, 2013, the Company had unbilled amounts from product and service revenues of approximately $616,000 and $184,000, respectively, which is included in other current assets in the accompanying consolidated balance sheets. At December 31, 2014 and December 31, 2013, the Company had deferred product and service revenues in the amount of $11.8 million and $9.0 million, respectively.

  Research and Development Contracts

        Contract accounting is used for research and development contract revenue. The Company generally shares in the cost of these programs with cost sharing percentages ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. All allowable work performed through the end of each calendar quarter is billed, subject to limitations in the respective contracts. We expect to continue research and development contract work that is directly related to our current product development efforts. At December 31, 2014 and 2013, the Company had unbilled

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

amounts from research and development contract revenue in the amount of approximately $1,047,000 and $111,000, respectively, which is included in other current assets in the accompanying consolidated balance sheets. Unbilled amounts at December 31, 2014 are expected to be billed during the first quarter of 2015.

  Product Warranty Reserve

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

  Sale-leaseback transactions

        Under a limited number of arrangements, the Company provides its products and services to customers in the form of an operating lease that can vary in term from five to six years. For these specific transactions, the Company will complete a sale-leaseback for the related assets to a financial institution for similar five to six year terms. The Company accounts for sale-leaseback transactions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 840-40, Leases—Sale-Leaseback Transactions.

  Property, Plant and Equipment

        Property, plant and equipment are originally recorded at cost or, if acquired as part of business combination, at fair value. Maintenance and repairs are expensed as costs are incurred. Depreciation on plant and equipment, which includes depreciation on the Company's facility that is accounted for as a financing obligation (see Note 11, Finance Obligation), is calculated on the straight-line method over the estimated useful lives of the assets. The Company records depreciation and amortization over the following estimated useful lives:

Buildings	20 years
Building improvements	5 - 20 years
Software, machinery and equipment	1 - 15 years

        Gains and losses resulting from the sale of property and equipment are recorded in current operations.

  Leased Property Under Capital Lease

        Leased property under capital lease is stated at the present value of minimum lease payments. Amortization expense is recorded on a straight-line basis over 6 years, the shorter of the lease term and the estimated useful life of the asset. Amortization expense amounted to $516,486 and $516,487 for the years ended December 31, 2014 and December 31, 2013, respectively, and has been included in cost of service revenue in the accompanying consolidated statements of operations.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Impairment of Long-Lived Assets

        Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary. Assets to be disposed of and considered held for sale would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

  Common Stock Warrant Accounting

        The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC Subtopic 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. In compliance with applicable securities law, registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We currently classify these derivative warrant liabilities on the accompanying consolidated balance sheets as a long-term liability, which is revalued at each balance sheet date subsequent to the initial issuance using the Black-Scholes pricing model. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in the fair value of the warrants are reflected in the accompanying consolidated statements of operations as change in fair value of common stock warrant liability.

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

        The Company accounts for uncertain tax positions in accordance with FASB ASC No. 740-10-25, Income Taxes—Overall - Recognition. The Company recognizes in its consolidated financial statements the impact of a tax position only if that position is more likely than not to be sustained on audit, based on the technical merits of the position.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Foreign Currency Translation

        Historically, foreign currency translation adjustments arose from conversion of the Company's foreign subsidiary's financial statements to U.S. dollars for reporting purposes, and were included in accumulated other comprehensive income (loss) in stockholders' equity (deficit) on the accompanying consolidated balance sheets. As of September 30, 2013, the functional currency of our last remaining foreign subsidiary, Plug Power Canada Inc., was changed to the U.S. dollar, therefore these translation adjustments will no longer occur. Transaction gains and losses resulting from the effect of exchange rate changes on transactions denominated in currencies other than the U.S. dollar give rise to realized foreign currency transaction gains and losses, and are included in interest and other expense in the accompanying consolidated statements of operations.

  Research and Development

        Costs incurred in research and development by the Company are expensed as incurred.

  Joint Venture

        On February 29, 2012 we completed the formation of our joint venture with Axane, S.A., a subsidiary of Air Liquide, under the name HyPulsion (the JV). The principal purpose of the JV is to develop and sell hydrogen fuel cell systems for the European material handling market. Axane contributed in exchange for an initial 55% ownership of the JV, subject to certain conditions. We contributed to the JV the right to use our technology, including design and technology know-how on GenDrive systems, in exchange for an initial 45% ownership of the JV. We have not contributed any cash to the JV and we are not obligated to contribute any cash or otherwise fund any losses of the JV.

        On April 19, 2013 Axane purchased an additional 25% ownership interest in HyPulsion from the Company for a cash purchase price of $3.2 million (Euro 2.5 million). We now own 20% and Axane owns 80% of HyPulsion, and we will share in 20% of the profits from the JV. The Company has the right to purchase an additional 60% of HyPulsion from Axane at any time between January 4, 2018 and January 29, 2018 at a formula price. If the Company exercises its purchase right, Axane will have the right, at any time between February 1, 2018 and December 31, 2021, to require the Company to buy the remaining 20% interest at a formula price.

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

        In accordance with the equity method of accounting, the Company will increase its investment in the JV by its share of any earnings, and decrease its investment in the JV by its share of any losses. Losses in excess of the investment are not recognized and must be restored from future profits before we can recognize our proportionate share of profits. As of December 31, 2014, the Company had a zero basis for its investment in the JV.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Redeemable Preferred Stock

        On May 8, 2013, the Company entered into a Securities Purchase Agreement with Air Liquide, pursuant to which the Company agreed to issue and sell 10,431 shares of the Company's Series C Redeemable Convertible Preferred Stock, par value $0.01 per share, for an aggregate purchase price of approximately $2.6 million (Euro 2 million) in cash, as more fully discussed in Note 6, Redeemable Preferred Stock. On August 26, 2014, Air Liquide acquired 5,521,676 shares of Common Stock by converting 5,200 shares of Series C Preferred Stock at the conversion price of $0.2343. Following the conversion, Air Liquide continues to own 5,231 shares of Series C Preferred Stock. We account for preferred stock as temporary equity in accordance with applicable accounting guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity. Dividends on the redeemable preferred stock are accounted for as a reduction (increase) in the net income (loss) attributable to common shareholders.

  Stock-Based Compensation

        The Company maintains employee stock-based compensation plans, which are described more fully in Note 7, Employee Benefit Plans.

        Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date, based on the fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the option's requisite service period.

        The Company estimates the fair value of stock-based awards using a Black-Scholes valuation model. Stock-based compensation expense is recorded in cost of product revenue, cost of service revenue, research and development expense and selling, general and administrative expenses in the accompanying consolidated statements of operations based on the employees' respective function.

        The Company records deferred tax assets for awards that result in deductions on the Company's income tax returns, based upon the amount of compensation cost recognized and the Company's statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax return are recorded in additional paid-in capital if the tax deduction exceeds the deferred tax asset or in the consolidated statements of operations if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards. Excess tax benefits are recognized in the period in which the tax deduction is realized through a reduction of taxes payable. No tax benefit or expense for stock-based compensation has been recorded during the years ended December 31, 2014, 2013 and 2012 since the Company remains in a NOL position.

  Per Share Amounts

        Basic earnings per common share are computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options, unvested restricted stock, common stock warrants, and preferred stock) were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of dilutive common share equivalents, which is comprised of shares issuable under outstanding warrants, the conversion of preferred stock, and the Company's share-based compensation plans, and the weighted average number

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

of common shares outstanding during the reporting period. Since the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same.

        The following table provides the components of the calculations of basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss attributable to common shareholders	$(88,643,700)	$(62,790,800)	$(31,862,454)

Denominator:
Weighted average number of common shares outstanding	159,228,815	76,436,408	34,376,427

        The dilutive potential common shares are summarized as follows:

	At December 31,
	2014	2013	2012
Stock options outstanding	8,367,271	4,703,326	1,986,255
Restricted stock outstanding	473,336	650,002	—
Common stock warrants(1)	4,219,442	24,137,878	9,421,008
Preferred stock(2)	5,554,594	10,972,859	—

Number of dilutive potential common shares	18,614,643	40,464,065	11,407,263

(1)
In May 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering. As a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the number of warrants increased to 22,995,365. Of the warrants issued in May 2011, 22,776,023 have been exercised as of December 31, 2014. In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering. Of the warrants issued in February 2013, 23,637,400 were exercised as of December 31, 2014. In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering. Of the warrants issued in January 2014, none have been exercised as of December 31, 2014. As of December 31, 2014, the remaining 4,219,442 warrants have a weighted average exercise price of $3.84.

(2)
The preferred stock amount represents the dilutive potential common shares of the Series C redeemable convertible preferred stock issued on May 16, 2013 based on the conversion price of the preferred stock as of December 31, 2014. Of the 10,431 preferred shares issued in May 2013, 5,200 had been converted to common stock as of December 31, 2014.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Use of Estimates

        The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

        Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. These reclassifications did not impact the results of operations or net cash flows in the periods presented.

  Subsequent Events

        The Company evaluates subsequent events at the date of the balance sheet as well as conditions that arise after the balance sheet date but before the consolidated financial statements are issued. The effects of conditions that existed at the balance sheet date are recognized in the consolidated financial statements. Events and conditions arising after the balance sheet date but before the consolidated financial statements are issued are evaluated to determine if disclosure is required to keep the consolidated financial statements from being misleading. To the extent such events and conditions exist, if any, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions.

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

3. Acquisition of ReliOn, Inc.

        On April 2, 2014, the Company completed the acquisition of ReliOn, Inc. ("ReliOn") for an aggregate purchase price of $4,000,000. The Company acquired substantially all of the assets of ReliOn, including patents, technology and other intangible assets, equipment and other tangible assets. ReliOn is a developer of hydrogen fuel cell stack technology based in Spokane, Washington. As consideration, the Company issued 530,504 shares of common stock, and assumed certain specified liabilities of ReliOn. The total purchase price of $4,000,000 is based on the issuance of 530,504 shares of Plug Power common stock at the closing price of the Company's stock on April 1, 2014 of $7.54.

Notes to Consolidated Financial Statements (Continued)

3. Acquisition of ReliOn, Inc. (Continued)

        The following table summarizes the allocation of the purchase price to the estimated fair value of the net assets acquired:

Cash and cash equivalents	$414,000
Accounts receivable	315,975
Inventory	5,161,223
Prepaid expenses and other assets	88,894
Property and equipment	162,990
Identifiable intangibles	980,000
Accounts payable and accrued expenses	(1,682,782)
Note payable	(426,044)

Total Net Assets Acquired	$5,014,256

Gain on bargain purchase	(1,014,256)

Acquisition consideration	$4,000,000

        The fair value of the acquired net assets exceeded the purchase consideration, and therefore a gain on bargain purchase of $1,014,256 was recognized during the year ended December 31, 2014.

        The results of operations of ReliOn are consolidated in the Company's results of operations beginning on the acquisition date of April 2, 2014. The following unaudited pro forma financial information for the years ended December 31, 2014 and 2013 present the consolidated operations data of the Company as if the ReliOn acquisition had been made on January 1, 2013. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company's results of operations for any future period.

	Year ended December 31, 2014	Year ended December 31, 2013
Revenue	$65,361,494	$31,190,848
Net loss attributable to the Company	(88,925,977)	(69,645,886)
Basic and diluted loss per share	$(0.56)	$(0.90)

4. Inventory

        Inventory as of December 31, 2014 and December 31, 2013 consisted of the following:

	December 31, 2014	December 31, 2013
Raw materials and supplies	$18,501,386	$8,881,596
Work-in-process	237,268	219,327
Finished goods	5,996,947	1,305,397

	$24,735,601	$10,406,320

5. Stockholders' Equity

  Common Stock

        The Company has one class of common stock, par value $.01 per share. Each share of the Company's common stock is entitled to one vote on all matters submitted to stockholders. There were

Notes to Consolidated Financial Statements (Continued)

5. Stockholders' Equity (Continued)

173,266,416 and 106,190,652 shares of common stock outstanding as of December 31, 2014 and 2013, respectively.

  Preferred Stock

        The Company has authorized 5.0 million shares of preferred stock, par value $.01 per share. The Company's certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. The Company's Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations and restrictions thereof, applicable to the shares of each series.

        The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $.01 per share. As of December 31, 2013 and 2012, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.

  2014 Public Offerings

        On April 30, 2014, we completed an underwritten public offering of 22,600,000 shares of common stock. The shares were sold at $5.50 per share for gross proceeds of $124,300,000. The total net proceeds to Plug Power from the April 2014 public offering were $116,443,375.

        On March 11, 2014, we completed an underwritten public offering of 3,902,440 shares of common stock. The shares were sold at $5.74 per share for gross proceeds of $22,400,006. The shares were placed with a single institutional investor. The total net proceeds to Plug Power from the March 2014 public offering were approximately $21,308,987.

        On January 15, 2014 we completed an underwritten public offering of 10,000,000 shares of common stock and accompanying warrants to purchase 4,000,000 shares of common stock. The shares and the warrants were sold together in a fixed combination, with each combination consisting of one share of common stock and 0.40 of a warrant to purchase one share of common stock, at a price of $3.00 per fixed combination for gross proceeds of $30,000,000. The securities were placed with a single institutional investor, and are subject to weighted average anti-dilution provisions in the event of issuance of additional shares of common stock and certain other conditions, as further described in the warrant agreement. Additionally, in the event of a sale of the Company, and under certain conditions, each warrant holder has the right to require the Company to purchase such holder's warrants at a price determined using a Black-Scholes option pricing model. The warrants have an exercise price of $4.00 per share, are immediately exercisable and will expire on January 15, 2019. The total net proceeds to Plug Power from the January 2014 public offering was approximately $27,970,256.

  2013 Public Offerings

        On September 16, 2013, the Company completed an underwritten public offering of 18,600,000 shares of common stock. The shares were sold at $0.54 per share. Net proceeds, after underwriting discounts and commissions and other fees and expenses payable by Plug Power were $9,151,221. The Company also sold an additional 2,790,000 shares of common stock at $0.54 per share, pursuant to the underwriter's exercise of its over-allotment option in connection with the September 16, 2013 underwritten public offering, resulting in additional net proceeds to Plug Power of $1,408,671. The total net proceeds from the September 2013 public offering to Plug Power were approximately $10.6 million.

        On February 20, 2013, the Company completed an underwritten public offering of 18,910,000 shares of common stock and warrants to purchase an aggregate of 18,910,000 shares of common stock. The shares

Notes to Consolidated Financial Statements (Continued)

5. Stockholders' Equity (Continued)

and warrants in the underwritten public offering were sold as a fixed combination, with each combination consisting of one share of common stock and one warrant to purchase one share of common stock at a price to the public of $0.15 per fixed combination. The underwriter also purchased 2,836,500 warrants pursuant to the exercise of its over-allotment option. These warrants have an exercise price of $0.15 per share, are immediately exercisable and will expire on February 20, 2018. The warrants are subject to weighted average anti-dilution provisions in the event of issuance of additional shares of common stock and certain other conditions, as further described in the warrant agreement. Additionally, in the event of a sale of the Company, and under certain conditions, each warrant holder has the right to require the Company to purchase such holder's warrants at a price determined using a Black-Scholes option pricing model. The underwriter was also granted an additional 1,891,000 warrants at $0.18 per share. These warrants are exercisable on February 13, 2014 and will expire on February 13, 2018. Net proceeds, after underwriting discounts and commissions and other fees and expenses payable by Plug Power, were approximately $1.9 million. On February 21, 2013, the Company sold 2,801,800 additional shares of common stock, pursuant to the underwriter's exercise of its overallotment option in connection with the public offering, resulting in additional net proceeds to the Company of approximately $0.4 million. The total net proceeds from the February 2013 public offerings to Plug Power were approximately $2.3 million.

  2012 Public Offerings

        On March 28, 2012, the Company completed an underwritten public offering of 13,000,000 shares of its common stock. The shares were sold at $1.15 per share. Net proceeds, after underwriting discounts and commissions and other fees and expenses payable by Plug Power were $13,704,745.

        On March 29, 2012, the Company sold 1,950,000 additional shares of common stock at $1.15 per share, pursuant to the underwriter's exercise of its over-allotment option in connection with the March 28, 2012 underwritten public offering, resulting in additional net proceeds to Plug Power of $2,085,525.

6. Redeemable Preferred Stock

        On May 8, 2013, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Air Liquide Investissements d'Avenir et de Demonstration ("Air Liquide"), pursuant to which the Company agreed to issue and sell to Air Liquide 10,431 shares of the Company's Series C Redeemable Convertible Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), for an original issue price of $2,595,400 in cash. Net proceeds, after fees and expenses paid by the Company, were $2,371,080.

        Under the terms of the Purchase Agreement, for so long as Air Liquide holds any shares of Series C Preferred Stock, Air Liquide shall be entitled to designate one director to the Company's Board of Directors. In the event the Series C Preferred Stock is converted into shares of Common Stock and Air Liquide continues to hold at least 5% of the outstanding shares of Common Stock of the Company, or 50% of the shares of Common Stock held by Air Liquide on an as-converted basis immediately following the issuance of the Series C Preferred Stock, Air Liquide shall continue to be entitled to designate one director to the Company's Board of Directors. The Purchase Agreement also provides Air Liquide with the right to participate in certain future equity financings by the Company.

        The Series C Preferred Stock ranks senior to the Common Stock with respect to rights upon the liquidation, dissolution or winding up of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or other deemed liquidation event, as defined in the Securities Purchase Agreement, the holders of the Series C Preferred Stock will be entitled to be paid an amount per share equal to the greater of (i) the original issue price, plus any accrued but unpaid dividends or (ii) the amount per share that would have been payable had all shares of Series C Preferred Stock been converted to shares of common stock immediately prior to such liquidation event.

Notes to Consolidated Financial Statements (Continued)

6. Redeemable Preferred Stock (Continued)

        The Series C Preferred Stock is entitled to receive dividends at a rate of 8% per annum, based on the original issue price of $2,595,400, payable in equal quarterly installments in cash or in shares of Common Stock, at the Company's option. Originally, the Series C Preferred Stock could be converted into shares of Common Stock, at a conversion price equal to $0.248794 per share, at Air Liquide's option, (1) on or after May 8, 2014 or (2) upon any liquidation, dissolution or winding up of the Company, any sale, consolidation or merger of the Company resulting in a change of control, or any sale or other transfer of all or substantially all of the assets of the Company. The number of shares of common stock was to be determined by dividing the original issue price of $2,595,400 by the conversion price in effect at the time the shares are converted.

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

        The Series C Preferred Stock may not be redeemed by the Company until May 8, 2016. After this date, the Series C Preferred Stock may be redeemed by the holders of the Series C Preferred Stock or the Company. If redeemed by the holder, the redemption price will be equal to the Series C Preferred Stock original issue price per share, plus any accruing but unpaid dividends. If redeemed at the election of the Company, the redemption price for shares of Series C Preferred Stock shall be a per share price equal to the greater of (i) the Series C Preferred Stock original issue price per share, plus any Series C accruing dividends accrued but unpaid thereon and (ii) the fair market value of a single share of Series C Preferred Stock as of the date of the redemption.

        The Series C Preferred Stock votes together with the Common Stock on an as-converted basis on all matters. The shares of Series C Preferred Stock were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

7. Employee Benefit Plans

  Stock Option Plan

  2011 Stock Option and Incentive Plan

        On May 12, 2011, the Company's stockholders approved the 2011 Stock Option and Incentive Plan (the 2011 Plan). The 2011 Plan provides for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 1,000,000, plus (ii) the number of shares of common stock underlying any grants pursuant to the 2011 Plan or the Plug Power Inc. 1999 Stock Option and Incentive Plan that are forfeited, canceled, repurchased or are terminated (other than by exercise). The shares may be issued pursuant to stock options, stock appreciation rights, restricted stock awards and certain other equity-based awards granted to employees, directors and consultants of the Company. No grants may be made under the 2011 Plan after May 12, 2021. On May 16, 2012, the stockholders approved an amendment to the 2011 Plan, to increase the number of shares of the Company's common

Notes to Consolidated Financial Statements (Continued)

7. Employee Benefit Plans (Continued)

stock authorized for issuance under the 2011 Plan from 1.0 million to 6.5 million. On July 23, 2014, the stockholders approved an amendment to the 2011 Plan, to increase the number of shares of the Company's common stock authorized for issuance under the 2011 Plan from 6.5 million to 17.0 million. For the years ended December 31, 2014, 2013, and 2012, the Company recorded expense of approximately $4.2 million, $2.2 million, and $2.0 million respectively, in connection with its share based payment awards.

        At December 31, 2014, there were approximately 8.4 million options granted and outstanding and 8.2 million options available to be issued under the 2011 Plan. Options for employees issued under this plan generally vest in equal annual installments over three years and expire ten years after issuance. Options granted to members of the Board generally vest one year after issuance. To date, options granted under the 2011 Plan have vesting provisions ranging from one to three years in duration and expire ten years after issuance.

        Compensation cost associated with employee stock options represented approximately $3,374,000 of the total share-based payment expense recorded for the year ended December 31, 2014. The Company estimates the fair value of stock options using a Black-Scholes valuation model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock, an appropriate risk-free rate, and the Company's dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 4,246,000, 3,090,900 and 78,400 options granted during the years ended December 31, 2014, 2013 and 2012, respectively, were as follows:

	2014	2013	2012
Dividend yield:	0%	0%	0%
Expected term of options (years):	6	6	6
Risk free interest rate:	1.77% - 1.94%	0.93% - 1.70%	0.80% - 1.16%
Volatility:	107% - 114%	92% - 107%	80%

        The Company's estimate of an expected option term was calculated in accordance with the simplified method for calculating the expected term assumption. The estimated stock price volatility was derived from the Company's actual historic stock prices over the past six years, which represents the Company's best estimate of expected volatility.

Notes to Consolidated Financial Statements (Continued)

7. Employee Benefit Plans (Continued)

        A summary of stock option activity for the year December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Instrinsic Value
Options outstanding at December 31, 2013	4,703,326	$3.22	8.7
Granted	4,246,000	4.86
Exercised	(417,852)	0.97
Forfeited	(143,053)	5.25
Expired	(21,150)	77.22

Options outstanding at December 31, 2014	8,367,271	$3.94	8.7	7,865,235

Options exercisable at December 31, 2014	2,266,607	5.16	7.0	4,895,871
Options unvested at December 31, 2014	6,100,664	$3.49	9.3	2,989,325

        The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $4.05, $0.32 and $0.83, respectively. As of December 31, 2014, there was approximately $15,252,000 of unrecognized compensation cost related to stock option awards to be recognized over the next three years. The total fair value of stock options that vested during the years ended December 31, 2014 and 2013 was approximately $3,374,000 and $1,445,000, respectively.

        Restricted stock awards generally vest in equal installments over a period of one to three years. Restricted stock awards are valued based on the closing price of the Company's common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense of approximately $84,000 associated with its restricted stock awards in 2014. Additionally, as of December 31, 2014, there was $265,000 of unrecognized compensation cost related to restricted stock awards to be recognized over the next three years.

        A summary of restricted stock activity for the year ended December 31, 2014 is as follows:

	Shares	Aggregate Instrinsic Value
Unvested restricted stock at December 31, 2013	650,002
Granted	40,000
Vested	(216,666)

Unvested restricted stock at December 31, 2014	473,336	$1,420,008

  401(k) Savings & Retirement Plan

        The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute 100% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings or less actual losses thereon. Participants are vested in the Company's matching contribution based on years of service completed. Participants are fully vested upon completion of three years of service. During 2002, the Company began funding its matching contribution in common stock. Accordingly, the Company has issued 74,863, 1,319,914 and 403,579 shares of common stock to the Plug Power Inc. 401(k) Savings & Retirement Plan during 2014, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements (Continued)

7. Employee Benefit Plans (Continued)

        The Company's expense for this plan, including the issuance of shares, was approximately $367,000, $371,000 and $436,000 for years ended December 31, 2014, 2013 and 2012, respectively.

  Non-Employee Director Compensation

        Each non-employee director is paid an annual retainer for their services. The Company granted 71,311 shares of stock to non-employee directors as compensation for the year ended December 31, 2014. All common stock issued is fully vested at the time of issuance and is valued at fair market value on the date of issuance. The Company's expense for this plan was approximately $331,000 for the year ended December 31, 2014.

8. Note Receivable

        On May 25, 2012, we executed a $663,359 Promissory Note with Forem Energy Group, maturing on May 25, 2022. This note is unsecured and bears interest at an annual rate of 2.9%. Accordingly, receivables relating to this agreement in the amount of $447,408 and $67,667 have been recorded as note receivable and current portion of note receivable (prepaid expenses and other current assets), respectively, in the accompanying consolidated balance sheet as of December 31, 2014, and $509,945 and $65,735 have been recorded as note receivable and current portion note receivable (prepaid expenses and other current assets), respectively, in the accompanying consolidated balance sheet as of December 31, 2013. The carrying amounts reported are considered to approximate fair value.

9. Property, Plant and Equipment

        Property, plant and equipment at December 31, 2014 and 2013 consist of the following:

	December 31, 2014	December 31, 2013
Land	$90,000	$90,000
Buildings	15,332,232	15,332,232
Building improvements	5,031,803	4,923,827
Software, machinery and equipment	11,396,627	10,658,236

	31,850,662	31,004,295
Less accumulated depreciation	(26,538,755)	(25,726,628)

Property, plant, and equipment, net	$5,311,907	$5,277,667

        Depreciation expense related to property, plant and equipment was $1.4 million, $1.4 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

10. Capital Lease

        Leased property under capital lease at December 31, 2014 and December 31, 2013 consists of the following:

	December 31, 2014	December 31, 2013
Leased property under capital lease	$3,098,921	$3,098,921
Less accumulated depreciation	(1,162,095)	(645,609)

Leased property under capital lease, net	$1,936,826	$2,453,312

Notes to Consolidated Financial Statements (Continued)

11. Finance Obligation

        On March 27, 2013, the Company completed a sale-leaseback transaction of its property located at 968 Albany Shaker Road, Latham, New York, for an aggregate sale price of $4,500,000, of which $2,750,000 was received in cash at closing and $1,750,000 is receivable with 5% annual interest, over 15 years in equal monthly installments of $13,839. Although the property was sold and the Company has no legal ownership of the facility, the Company was prohibited from recording the transaction as a sale because of continuing involvement with the property. Accordingly, the sale has been accounted for as a financing transaction, which requires the Company to continue reporting the building as an asset and to record a financing obligation for the sale price. Liabilities relating to this agreement of $2,426,028 and $66,303 have been recorded as finance obligation and current portion finance obligation (other current liabilities), respectively, in the accompanying consolidated balance sheet as of December 31, 2014.

        In connection with the sale-leaseback transaction, the Company also entered into an agreement with the buyer, pursuant to which the Company leases from the buyer a portion of the premises sold for a term of 15 years. The Company's remaining future minimum payments under the 15 year lease are as follows:

2015	$459,566
2016	459,566
2017	459,566
2018	486,467
2019	494,918
Thereafter	4,254,405

Total future minimum financing obligation payments	$6,614,488
Less interest	2,508,417

Present value of future minimum financing obligation payments	$4,106,071

        As part of the terms of the transaction, the Company issued a standby letter of credit to the benefit of the landlord/lessor that can be drawn by the beneficiary in the event of default on the lease by Plug Power. The standby letter totals $500,000 and is 100% collateralized by cash balances of the Company. The standby letter is renewable for a period of ten years and can be cancelled in part or in full if certain covenants are met and maintained by the Company. Accordingly, as of December 31, 2014 and 2013, $500,000 has been recorded as restricted cash in the accompanying consolidated balance sheets.

12. Intangible Assets

        Intangible assets, consisting of acquired technology, customer relationships and trademarks, are amortized using the straight-line method over their useful lives of five to ten years.

Notes to Consolidated Financial Statements (Continued)

12. Intangible Assets (Continued)

        The gross carrying amount and accumulated amortization of the Company's acquired identifiable intangible assets as of December 31, 2014 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Total
Acquired technology	8 years	$17,696,835	$(16,539,683)	$1,157,152
Customer relationships	8 years	1,260,000	(977,833)	282,167
Trademark	5 years	60,000	(9,000)	51,000

		$19,016,835	$(17,526,516)	$1,490,319

        The gross carrying amount and accumulated amortization of the Company's acquired identifiable intangible assets as of December 31, 2013 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Total
Acquired technology	8 years	$17,036,835	$(14,301,907)	$2,734,928
Customer relationships	8 years	1,000,000	(833,333)	166,667

		$18,036,835	$(15,135,240)	$2,901,595

        The change in the gross carrying amount of the acquired technology, customer relationships, and trademarks from December 31, 2013 to December 31, 2014 is due to the acquisition of ReliOn.

        Amortization expense for acquired identifiable intangible assets for the years ended December 31, 2014, 2013, and 2012 was $2.4 million, $2.3 million, and $2.3 million, respectively. Estimated amortization expense for subsequent years is as follows:

2015	$807,819
2016	170,000
2017	170,000
2018	170,000
2019	62,000
Thereafter	110,500

Total	$1,490,319

13. Accrued Expenses

        Accrued expenses at December 31, 2014 and 2013 consist of:

	2014	2013
Accrued payroll and compensation related costs	$2,517,327	$1,531,175
Accrued dealer commissions and customer rebates	621,340	235,690
Accrued accounts payable	5,610,689	1,301,909

Total	$8,749,356	$3,068,774

Notes to Consolidated Financial Statements (Continued)

14. Fair Value Measurements

        The Company complies with the provisions of FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (ASC 820), in measuring fair value and in disclosing fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. Fair value, as defined in ASC 820, is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements also reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

        ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost) and utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

  Level 1—Level 1 inputs are unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis.

  Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1. Level 2 inputs are observable either directly or indirectly. These inputs include: (a) Quoted prices for similar assets or liabilities in active markets; (b) Quoted prices for identical or similar assets or liabilities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or in which little information is released publicly; (c) Inputs other than quoted prices that are observable for the asset or liability; and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

  Level 3—Level 3 inputs are unobservable inputs for an asset or liability. These inputs should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

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

Notes to Consolidated Financial Statements (Continued)

14. Fair Value Measurements (Continued)

        The following tables summarize the basis used to measure certain financial assets at fair value on a recurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements

Balance at December 31, 2014	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Common stock warrant liability	$9,418,413	$—	$—	$9,418,413

Balance at December 31, 2013	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Common stock warrant liability	$28,829,849	$—	$—	$28,829,849

        The following tables show reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3):

Common stock warrant liability	Fair Value Measurement Using Significant Unobservable Inputs
Beginning of period—January 1, 2014	$28,829,849
Change in fair value of common stock warrants	52,259,898
Issuance of common stock warrants	11,773,240
Exercise of common stock warrants	(83,444,574)

Fair value of common stock warrant liability at December 31, 2014	$9,418,413

Common stock warrant liability	Fair Value Measurement Using Significant Unobservable Inputs
Beginning of period—January 1, 2013	$475,825
Change in fair value of common stock warrants	37,101,818
Issuance of common stock warrants	2,451,028
Exercise of common stock warrants	(11,198,822)

Fair value of common stock warrant liability at December 31, 2013	$28,829,849

        The following summarizes the valuation technique for assets measured and recorded at fair value:

        Common stock warrant liability (Level 3):    For our common stock warrants, fair value is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

        The Company used the following assumptions for its common stock warrants issued on January 20, 2014. The risk-free interest rate for January 20, 2014 (issuance date) and December 31, 2014 was

Notes to Consolidated Financial Statements (Continued)

14. Fair Value Measurements (Continued)

1.65% and 1.35%, respectively. The volatility of the market price of the Company's common stock for January 20, 2014 and December 31, 2014 was 107.6% and 119.2%, respectively. The expected average term of the warrants used for January 20, 2014 and December 31, 2014 was 5.0 years and 4.0 years, respectively.

        The Company used the following assumptions for its common stock warrants issued on February 20, 2013. The risk-free interest rate for February 20, 2013 (issuance date), December 31, 2013 and December 31, 2014 was 0.85%, 1.14% and 1.06%, respectively. The volatility of the market price of the Company's common stock for February 20, 2013, December 31, 2013, and December 31, 2014 was 102.0%, 99.0% and 126.2%, respectively. The expected average term of the warrants used for February 20, 2013, December 31, 2013 and December 31, 2014 was 5.0 years, 4.1 years and 3.1 years, respectively.

        The Company used the following assumptions for its common stock warrants issued on May 31, 2011. The risk-free interest rate for May 31, 2011 (issuance date), December 31, 2013, and December 31, 2014 was 0.75%, 0.52% and 0.21%, respectively. The volatility of the market price of the Company's common stock for May 31, 2011, December 31, 2013 and December 31, 2014 was 94.4%, 119.3% and 136.6%, respectively. The expected average term of the warrants used for May 31, 2011, December 31, 2013 and December 31, 2014 was 2.4 years, 2.4 years and 1.4 years, respectively.

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

15. Income Taxes

        The components of loss before income taxes and the provision for income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows:

        Loss before income taxes:

	2014	2013	2012
United States	$(87,458,000)	$(61,730,000)	$(30,399,000)
Foreign	(1,354,000)	(1,350,000)	(1,463,000)

	$(88,812,000)	$(63,080,000)	$(31,862,000)

        Income tax benefit:

	2014	2013	2012
United States	$—	$—	$—
Foreign	(325,000)	(410,000)	—

	$(325,000)	$(410,000)	$—

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        The significant components of U.S. deferred income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Deferred tax (benefit) expense	$(4,282,000)	$(3,209,000)	$10,661,000
Net operating loss carryforward (generated) expired	(8,974,000)	(6,536,000)	26,924,000
Valuation allowance increase (decrease)	13,256,000	9,745,000	(37,585,000)

Provision for income taxes	$—	$—	$—

        The significant components of foreign deferred income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Deferred tax expense (benefit)	$194,000	$1,406,000	$(1,041,000)
Net operating loss carryforward expired (generated)	625,000	(15,000)	(79,000)
Valuation allowance (decrease) increase	(819,000)	(1,391,000)	1,120,000

Provision for income taxes	$—	$—	$—

        The Company's effective income tax rate differed from the federal statutory rate as follows:

	2014	2013	2012
U.S. Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Deferred state taxes, net of federal benefit	(1.2)%	(1.3)%	(3.3)%
Common stock warrant liability	20.6%	20.6%	(5.3)%
Gain on Hypulsion transaction	0.0%	(1.8)%	0.0%
Bargain purchase gain—ReliOn	(0.4)%	0.0%	0.0%
Other, net	0.1%	0.1%	0.1%
Change to uncertain tax positions	(0.9)%	(1.3)%	(1.6)%
Foreign tax rate differential	0.2%	0.2%	0.5%
Expiring attribute carryforward	0.8%	2.2%	0.0%
Adjustments to open deferred tax balance	0.0%	(0.3)%	(5.8)%
Writeoff of tax attributes due to imposition of Section 382 limitation	0.0%	1.5%	165.7%
Change in valuation allowance	15.4%	14.5%	(115.3)%

	(0.4)%	(0.6)%	0.0%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	U.S. Years ended December 31,		Foreign Years ended December 31,
	2014	2013	2014	2013
Intangible assets	$—	$59,000	$1,269,000	$999,000
Deferred revenue	4,492,000	3,425,000	—	—
Other reserves and accruals	1,492,000	1,253,000	—	—
Tax credit carryforwards	—	—	78,000	84,000
Property, plant and equipment	1,624,000	1,450,000	464,000	504,000
Amortization of stock-based compensation	10,623,000	9,183,000	—	—
Capitalized research & development expenditures	12,816,000	13,775,000	4,777,000	5,195,000
Net operating loss carryforwards	18,857,000	9,883,000	2,931,000	3,556,000

Total deferred tax asset	49,904,000	39,028,000	9,519,000	10,338,000
Valuation allowance	(40,002,000)	(26,746,000)	(9,519,000)	(10,338,000)

Net deferred tax assets	$9,902,000	$12,282,000	$—	$—

Intangible assets	$(335,000)	$—	$—	$—
Non-employee stock based compensation	(1,556,000)	(1,556,000)	—	—
Section 382 recognized built in loss	(8,011,000)	(10,726,000)		—

Net deferred tax liability	$(9,902,000)	$(12,282,000)	$—	$—

Net	$—	$—	$—	$—

        $1.4 million of deferred tax assets and deferred tax liabilities are included within Other Non-Current Assets and Other Current Liabilities, respectively, at December 31, 2014.

        The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2014 and 2013 of approximately $49.5 million and $37.1 million, respectively. A reconciliation of the current year change in valuation allowance is as follows:

	Total	U.S.	Foreign
Increase in valuation allowance for current year increase in net operating losses:	$8,140,000	$8,974,000	$(834,000)
Increase in valuation allowance for current year net increase in deferred tax assets other than net operating losses:	4,647,000	4,282,000	365,000
Decrease in valuation allowance as a result of foreign currency fluctuation	(829,000)	—	(829,000)
Increase in valuation allowance due to current year change of deferred tax assets as the result of uncertain tax positions.	479,000	—	479,000

Net increase (decrease) in valuation allowance	$12,437,000	$13,256,000	$(819,000)

        The deferred tax assets have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets may

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

not be realized. Included in the valuation allowance at December 31, 2014 and December 31, 2013 are $0.1 million of deferred tax assets resulting from the exercise of employee stock options, which upon subsequent realization of the tax benefits, will be allocated directly to paid-in capital.

        Before the imposition of IRC Section 382 limitations described below, at December 31, 2014, the Company has unused federal and state net operating loss carryforwards of approximately $764 million, of which $117 million was generated from the operations of acquired companies prior to the dates of acquisition and $647 million was generated by the Company subsequent to the acquisition dates and through December 31, 2014. The net operating loss carryforwards if unused will expire at various dates from 2017 through 2034.

        Under Internal Revenue Code (IRC) Section 382, the use of loss carryforwards may be limited if a change in ownership of a company occurs. If it is determined that due to transactions involving the Company's shares owned by its 5 percent shareholders a change of ownership has occurred under the provisions of IRC Section 382, the Company's federal and state net operating loss carryforwards could be subject to significant IRC Section 382 limitations.

        Based upon IRC Section 382 studies, Section 382 ownership changes occurred in 2013, 2012 and 2011 that resulted in $728 million of the Company's $764 million of federal and state net operating loss carryforwards being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $715 million of the $728 million net operating loss carryforwards that are limited will expire prior to utilization and consequently, these net operating loss carryforwards that will expire unutilized are not reflected in the Company's gross deferred tax asset as of December 31, 2014.

        The ownership changes also resulted in net unrealized built in losses per IRS Notice 2003-65 which should result in recognized built in losses during the five year recognition period of approximately $40.7 million. This will translate into unfavorable book to tax add backs in the Company's 2014 to 2018 U.S. corporate income tax returns that resulted in a gross deferred tax liability of $8.0 million at December 31, 2014 with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). This has no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

        IRC Section 382 also limits the ability for a Company to utilize research credit carryforwards. Approximately $15.6 million of research credit carryforwards are subject to IRC Section 382 limitations and as a result of the IRC Section 382 limitations, the entire $15.6 million will expire prior to utilization.

        At December 31, 2014, the Company has unused foreign net operating loss carryforwards of approximately $12.2 million. The net operating loss carryforwards if unused will expire at various dates from 2015 through 2031. At December 31, 2014, the Company has scientific research and experimental development expenditures of $19.1 million available to offset future taxable income. These expenditures have no expiry date. At December 31, 2014, the Company has Canadian ITC credit carryforwards of $0.5 million available to offset future income tax. These credit carryforwards if unused will expire at various dates from 2015 through 2026. Approximately $0.5 million of the foreign net operating loss carryforwards and $0.4 million of the Canadian ITC credit carryforwards represent unrecognized tax benefits and are therefore, not reflected in the Company's deferred tax assets as of December 31, 2014.

        As of December 31, 2014, the Company has no un-repatriated foreign earnings.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Unrecognized tax benefits balance at beginning of year	$1,033,000	$1,579,000	$2,046,000
Reductions for tax positions of prior years	(465,000)	(471,000)	(503,000)
Currency Translation	(46,000)	(75,000)	36,000

Unrecognized tax benefits balance at end of year	$522,000	$1,033,000	$1,579,000

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2014 the Company recognized a $0.4 million benefit due to a reduction in interest and penalties as a result of the expiration of the associated statute of limitations. The Company had $0.4 million and $0.8 million of interest and penalties accrued at December 31, 2014 and December 31, 2013, respectively.

        The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. Open tax years in the U.S. range from 2011 to 2014, and open tax years in foreign jurisdictions range from 2007 to 2014. However, upon examination in subsequent years, if net operating losses carryforwards and tax credit carryforwards are utilized, the U.S. and foreign jurisdictions can reduce net operating loss carryforwards and tax credit carryforwards utilized in the year being examined if they do not agree with the carryforward amount. As of December 31, 2014, the Company was not under audit in the U.S. or non-U.S. taxing jurisdictions. No significant changes to the amount of unrecognized tax benefits are anticipated within the next twelve months.

16. Warranty Reserve

        The GenDrive contracts we enter into generally provide a one to two year product warranty to customers from date of installation, and the ReliOn contracts we enter into generally provide a two to five year product warranty. The Company currently estimates the costs of satisfying warranty claims based on an analysis of past experience and provides for future claims in the period the revenue is recognized. Factors that affect the warranty liability include the number of installed units, estimated material costs, estimated travel, and labor costs.

        The following table summarizes product warranty activity recorded during the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Beginning balance—January 1	$1,608,131	$2,671,409
Additions for ReliOn acquisition	233,528	—
Additions for current period deliveries	960,894	970,775
Reductions for payments made	(1,491,111)	(2,034,053)

Ending balance—December 31	$1,311,442	$1,608,131

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies

  Operating Leases

        As of December 31, 2014 and 2013, the Company has several non-cancelable operating leases that expire over the next six years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014 are:

Year ending December 31,
2015	$2,984,131
2016	3,005,307
2017	3,061,674
2018	3,122,828
2019	2,877,155
2020 and thereafter	2,526,699

Total future minimum lease payments	$17,577,794

        Rental expense and rental income for all operating leases for the years ended December 31, 2014, and 2013 were as follows:

	2014	2013
Minimum rentals	$1,538,513	$769,000
Sublease rental income	(63,242)	(76,104)

	$1,475,271	$692,896

  Sale Leaseback transactions

        Under a limited number of arrangements, the Company provides its products and services to customers in the form of an operating lease that can vary in term from five to six years. For these specific transactions, the Company will complete a sale-leaseback for the related assets to a financial institution for similar five to six year terms. The Company accounts for sale-leaseback transactions in accordance with Accounting Standards Codification (ASC) Subtopic 840-40, Leases—Sale-Leaseback Transactions.

  Hydrogen Supply Agreements

        The Company has entered into hydrogen supply agreements that range from six to ten years, which include monthly service charges for hydrogen maintenance, hydrogen infrastructure and hydrogen tank rentals for use at our customers' facilities.

  Litigation

        During the year ended December 31, 2014, the Company accrued a $2.4 million liability relating to litigation dating back to 2008 with Soroof Trading Development Company Ltd.

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies (Continued)

  Concentrations of credit risk

        Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements with and government agencies. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer's financial condition.

        At December 31, 2014, four customers comprise approximately 69.9% of the total accounts receivable balance, with each customer individually representing 30.2%, 16.0%, 13.4% and 10.3% of total accounts receivable, respectively. At December 31, 2013, five customers comprise approximately 78.3% of the total accounts receivable balance, with each customer individually representing 30.8%, 26.9%, 10.2%, 5.8% and 4.6% of total accounts receivable, respectively.

        For the year ended December 31, 2014, contracts with two customers comprised 37.2% of total consolidated revenues, with each customer individually representing 24.1% and 13.1% of total consolidated revenues, respectively.

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

  Letter of Credit

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

18. Supplemental Disclosures of Cash Flow Information

        The following represents required supplemental disclosures of cash flow information and non-cash financing and investing activities which occurred during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Stock-based compensation accrual impact, net	$(103,875)	$(31,378)	$(10,687)
Cash paid for interest	432,826	474,716	255,896

19. Geographic Information

        The United States was the physical location of all revenue generated for the years ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements (Continued)

19. Geographic Information (Continued)

        Long-lived assets, representing the sum of net book value of property, plant, and equipment, net book value of leased property under capital leases, restricted cash, note receivable, and net book value of intangible assets, based on physical location as of December 31, 2014 and 2013, are as follows:

	2014	2013
United States	$12,785,115	$11,620,594
Canada	350,319	1,751,595

Total	$13,135,434	$13,372,189

20. Unaudited Quarterly Financial Data (in thousands, except per share data)

	Quarters ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Product revenue	$3,162	$12,579	$12,595	$12,169
Service revenue	2,066	4,415	6,915	8,410
Research and development contract revenue	346	328	371	874
Net (loss) income attributable to common shareholders	(75,909)	3,825	(9,377)	(7,183)
(Loss) income per share:
Basic and Diluted	(0.57)	0.02	(0.06)	(0.04)

	Quarters ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Product revenue	$4,672	$5,581	$2,535	$5,658
Service revenue	1,373	1,549	1,630	2,107
Research and development contract revenue	400	368	462	267
Net loss attributable to common shareholders	(8,576)	(9,338)	(15,948)	(28,929)
Loss per share:
Basic and Diluted	(0.18)	(0.14)	(0.19)	(0.28)