Form 10-Q
period 2015-03-31
PLUG POWER INC
filed 2015-05-11
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of common stock, par value of $.01 per share, outstanding as of May 8, 2015 was 173,439,521.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$131,537,210	$146,205,071
Accounts receivable	7,770,863	16,094,788
Inventory	32,092,915	24,735,601
Prepaid expenses and other current assets	6,422,763	5,709,766
Total current assets	177,823,751	192,745,226

Restricted cash	1,218,181	500,000
Property, plant, and equipment, net	5,195,295	5,311,907
Leased property under capital lease, net	1,807,703	1,936,826
Note receivable	431,489	447,408
Intangible assets, net	881,875	1,490,319
Other assets	1,907,664	1,719,055
Total assets	$189,265,958	$204,150,741

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,616,761	$10,185,085
Accrued expenses	7,051,257	8,749,356
Product warranty reserve	1,227,369	1,311,442
Deferred revenue	2,701,200	3,318,919
Obligations under capital lease	396,061	586,879
Other current liabilities	2,137,736	1,554,960
Total current liabilities	22,130,384	25,706,641
Deferred revenue	6,863,347	6,771,485
Common stock warrant liability	7,649,618	9,418,413
Finance obligation	2,408,294	2,426,028
Other liabilities	—	392,335
Total liabilities	39,051,643	44,714,902
Redeemable preferred stock
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,663,782) 10,431 shares authorized; Issued and outstanding: 5,231 at March 31, 2015 and December 31, 2014	1,152,720	1,152,720
Stockholders’ equity:
Common stock, $0.01 par value per share; 450,000,000 shares authorized; Issued (including shares in treasury): 173,793,580 at March 31, 2015 and 173,644,532 at December 31, 2014	1,737,936	1,736,445
Additional paid-in capital	1,098,246,504	1,096,391,668
Accumulated other comprehensive income	897,807	897,807
Accumulated deficit	(949,158,617)	(938,080,766)
Less common stock in treasury:
378,116 at March 31, 2015 and at December 31, 2014	(2,662,035)	(2,662,035)
Total stockholders’ equity	149,061,595	158,283,119
Total liabilities, redeemable preferred stock, and stockholders’ equity	$189,265,958	$204,150,741

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Product revenue	$4,067,476	$3,162,327
Service revenue	5,303,063	2,065,715
Research and development contract revenue	45,000	346,399

Total revenue	9,415,539	5,574,441

Cost of product revenue	3,837,935	3,444,964
Cost of service revenue	7,637,863	4,018,382
Cost of research and development contract revenue	51,153	417,917
Research and development expense	2,900,944	1,253,396
Selling, general and administrative expenses	7,140,969	3,252,009
Amortization of intangible assets	608,444	565,944

Operating loss	(12,761,769)	(7,378,171)

Interest and other income	31,176	45,009
Change in fair value of common stock warrant liability	1,768,795	(68,433,468)
Interest and other expense	(90,023)	(90,469)

Net loss attributable to the Company	$(11,051,821)	$(75,857,099)

Preferred stock dividends declared	(26,030)	(51,909)

Net loss attributable to common shareholders	$(11,077,851)	$(75,909,008)

Loss per share:
Basic and diluted	$(0.06)	$(0.57)

Weighted average number of common shares outstanding	173,365,830	133,750,522

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net loss attributable to the Company	$(11,051,821)	$(75,857,099)
Other comprehensive income (loss)	—	—

Comprehensive Loss	$(11,051,821)	$(75,857,099)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
				Other				Total
	Common Stock		Additional Paid-	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	in-Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2014	173,644,532	$1,736,445	$1,096,391,668	$897,807	378,116	$(2,662,035)	$(938,080,766)	$158,283,119
Net loss attributable to the Company	—	—	—	—	—	—	(11,051,821)	(11,051,821)
Stock based compensation	23,280	233	1,696,897	—	—	—	—	1,697,130
Stock option exercises	116,667	1,167	132,000	—	—	—	—	133,167
Stock dividend	9,101	91	25,939	—	—	—	(26,030)	—
March 31, 2015	173,793,580	$1,737,936	$1,098,246,504	$897,807	378,116	$(2,662,035)	$(949,158,617)	$149,061,595

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(11,051,821)	$(75,857,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and investment in leased property	475,194	457,735
Amortization of intangible assets	608,444	565,944
Stock-based compensation	1,697,130	648,750
Change in fair value of common stock warrant liability	(1,768,795)	68,433,468
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	8,323,925	87,084
Inventory	(7,357,314)	(1,537,404)
Prepaid expenses and other assets	(901,606)	(945,646)
Note receivable	15,919	15,465
Accounts payable, accrued expenses, product warranty reserve and other liabilities	(3,160,055)	(1,115,631)
Deferred revenue	(525,857)	360,324
Net cash used in operating activities	(13,644,836)	(8,887,010)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(229,459)	(286,451)
Net cash used in investing activities	(229,459)	(286,451)

Cash Flows From Financing Activities:
Change in restricted cash	(718,181)	—
Proceeds from exercise of warrants	—	18,311,658
Proceeds from issuance of common stock and warrants	—	52,400,005
Stock issuance costs	—	(3,120,762)
Proceeds from exercise of stock options	133,167	—
Principal payments on obligations under capital lease and finance obligation	(208,552)	(187,106)
Net cash (used in) provided by financing activities	(793,566)	67,403,795

Effect of exchange rate changes on cash	—	(25,206)
(Decrease) increase in cash and cash equivalents	(14,667,861)	58,230,334
Cash and cash equivalents, beginning of period	146,205,071	5,026,523
Cash and cash equivalents, end of period	$131,537,210	$63,231,651

Cash paid for interest	$90,594	$115,130

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

1.  Nature of Operations

Description of Business

Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen fuel cell systems used primarily for the material handling and stationary power market.

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

We sell and continue to develop fuel cell product solutions to replace lead-acid batteries in material handling vehicles and industrial trucks for some of North America’s largest distribution and manufacturing businesses. We are focusing our efforts on material handling applications (forklifts) at multi-shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Our current product line includes: GenDrive, our hydrogen fueled PEM fuel cell system providing power to material handling vehicles; GenFuel, our hydrogen fueling delivery system; GenCare, our ongoing maintenance program for both the GenDrive fuel cells and GenFuel products; ReliOn, our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors; and GenKey, our turn-key solution coupling together GenDrive or ReliOn, GenFuel and GenCare, offering complete simplicity to customers transitioning to fuel cell power.

We sell our products worldwide, with a primary focus on North America, through our direct product sales force, leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks. We are party to a joint venture based in France with Axane, S.A. (Axane), a subsidiary of Air Liquide, under the name HyPulsion, to develop and sell hydrogen fuel cell systems for the European material handling market.  We sell to businesses and government agencies.

We were organized in the State of Delaware on June 27, 1997.

Unless the context indicates otherwise, the terms “Company,” “Plug Power,” “we,” “our” or “us” as used herein refers to Plug Power Inc. and its subsidiaries.

Liquidity

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, funding the growth in our GenKey “turn-key” solution which also includes the installation of our customer’s hydrogen infrastructure as well as delivery of the hydrogen molecule, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining positive gross margins; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $11.1 million for the three months ended March 31, 2015 and $88.6 million, $62.8 million and $31.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and has an accumulated deficit of $949.2 million at March 31, 2015.

Net cash used in operating activities for the three months ended March 31, 2015 was $13.6 million. Additionally, on March 31, 2015, we had cash and cash equivalents of $131.5 million and net working capital of $155.7 million. By comparison, net working capital at December 31, 2014 was $167.0 million.

During 2014, we received gross proceeds of $176.7 million from three underwritten public offerings.  Net proceeds after underwriting discounts and commissions and other estimated fees and expenses were $165.7 million.  In addition, during 2014 we received $18.3 million from the exercise of previously issued common stock warrants.

To date, we have funded our operations primarily through public and private offerings of common and preferred stock, a sale-leaseback of our building, and our previous line of credit. The Company believes that its current cash, cash equivalents, cash anticipated to be generated from future sales and, to the extent exercised, cash generated from the exercise of outstanding warrants will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and other operating assumptions.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with U.S. generally accepted accounting principles (GAAP), the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2014.

The information presented in the accompanying consolidated balance sheet as of December 31, 2014 has been derived from the Company’s December 31, 2014 audited consolidated financial statements.  All other information has been derived from the unaudited interim consolidated financial statements of the Company.

Cash Equivalents and Restricted Cash

Cash equivalents consist of money market accounts with an initial term of less than three months. For purposes of the unaudited consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.  The Company’s cash and cash equivalents are deposited with financial institutions located in the U.S. and may at times exceed insured limits.

The Company has restricted cash of $1.2 million at March 31, 2015 related to balances held in escrow associated with leasing arrangements.

Revenue Recognition

The Company recognizes revenue under arrangements for products and services, which may include the sale of products and related services, including revenue from installation, service and maintenance, spare parts, hydrogen fueling services (which may include hydrogen supply as well as hydrogen fueling infrastructure) and leased units. The Company also recognizes revenue under research and development contracts, which are primarily cost reimbursement contracts associated with the development of PEM fuel cell technology.

Products and Services

The Company enters into revenue arrangements that may contain a combination of fuel cell systems and equipment, installation, service, maintenance, spare parts, hydrogen fueling and other support services. Revenue arrangements containing fuel cell systems and equipment may be sold, or under a limited number of arrangements, leased to customers. For the above multiple deliverable arrangements, the Company accounts for each separate deliverable as a separate unit of accounting if the delivered item or items have value to the customer on a standalone basis. The Company considers a deliverable to have standalone value if the item is sold separately by us or another entity or if the item could be resold by the customer. The Company allocates revenue to each separate deliverable based on its relative selling price. For a majority of our deliverables, the Company determines relative selling prices using its best estimate of the selling price as vendor-specific objective evidence and third-party evidence is generally not available for the deliverables involved in its revenue arrangements due to a lack of a competitive environment in selling fuel cell technology. When determining estimated selling prices, the Company may consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar products and services, the Company’s ongoing pricing strategy and policies, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold, as applicable. The Company determines estimated selling prices for deliverables in its arrangements based on the specific facts and circumstances of each arrangement and analyzes the estimated selling prices used for its allocation of consideration of each arrangement.

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

The Company has also sold extended warranty contracts that generally provide for a five to ten year warranty from the date of product installation. These types of contracts are accounted for as a separate deliverable, and accordingly, revenue generated from these transactions is deferred and recognized in income over the warranty period, generally on a straight-line basis. Additionally, the Company may enter into annual service and maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract.

At March 31, 2015 and December 31, 2014, the Company had unbilled amounts from product and service revenues of approximately $918,000 and $616,000, respectively, which is included in other current assets in the accompanying unaudited consolidated balance sheets.

Research and Development Contracts

Contract accounting is used for research and development contract revenue. The Company generally shares in the cost of these programs with cost sharing percentages ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of labor hours expended plus other reimbursable contract costs incurred during the period. All allowable work performed through the end of each calendar quarter is billed, subject to limitations in the respective contracts. We expect to continue research and development contract work that is directly related to our current product development efforts. At March 31, 2015 and December 31, 2014, the Company had unbilled amounts from research and development contract revenue in the amount of approximately $938,000 and $1,047,000, respectively, which is included in other current assets in the accompanying unaudited consolidated balance sheets. Unbilled amounts are expected to be billed during the following quarter.

Common Stock Warrant Accounting

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) Subtopic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. In compliance with applicable securities law, registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We currently classify these derivative warrant liabilities on the accompanying unaudited consolidated balance sheets as a long-term liability, which is revalued at each balance sheet date subsequent to the initial issuance using the Black-Scholes pricing model. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in the fair value of the warrants are reflected in the accompanying unaudited consolidated statements of operations as change in fair value of common stock warrant liability.

Joint Venture

On February 29, 2012 we completed the formation of our joint venture with Axane, under the name HyPulsion (the JV). The principal purpose of the JV is to develop and sell hydrogen fuel cell systems for the European material handling market. Axane contributed in exchange for an initial 55% ownership of the JV, subject to certain conditions. We contributed to the JV the right to use our technology, including design and technology know-how on GenDrive systems, in exchange for an initial 45% ownership of the JV. We have not contributed any cash to the JV and we are not obligated to contribute any cash.

On April 19, 2013, Axane purchased an additional 25% ownership interest in HyPulsion from the Company for a cash purchase price of $3.2 million (Euro 2.5 million). We own 20% and Axane owns 80% of the JV, and we will share in 20% of the profits from the JV. The Company has the right to purchase an additional 60% of the JV from Axane at any time between January 4, 2018 and January 29, 2018 at a formula price. If the Company exercises its purchase right, Axane will have the right, at any time between February 1, 2018 and December 31, 2021, to require the Company to buy the remaining 20% interest at a formula price.

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

In accordance with the equity method of accounting, the Company will increase its investment in the JV by its share of any earnings, and decrease its investment in the JV by its share of any losses. Losses in excess of the investment are not recognized and must be restored from future profits before the Company’s proportionate share of profits can be recognized. As of March 31, 2015, the Company had a zero basis for its investment in the JV.

Use of Estimates

The unaudited interim consolidated financial statements have been prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Reclassifications are made, whenever necessary, to prior period financial statements to conform to the current period presentation.  These reclassifications did not impact the results of operations or net cash flows in the periods presented.

Recent Accounting Pronouncements

In February 2015, amended accounting guidance was issued which changes the evaluation of variable interest entities regarding whether they should consolidate limited partnerships and similar entities, or whether fees are paid to a decision maker or service provider, or whether they are held by related parties. This accounting update is effective for reporting periods beginning after December 15, 2015.  We do not expect the adoption of this update to have a significant effect on our consolidated financial statements.

In January 2015, an accounting update was issued which simplifies the income statement presentation by eliminating the concept of extraordinary items from GAAP.  The concept of separately presenting an extraordinary item after income from continuing operations will no longer be required.  This accounting update is effective for reporting periods beginning after December 31, 2015.  We do not expect this update to have a significant effect on our consolidated financial statements, absent any future transactions that would have qualified for extraordinary item presentation under the prior guidance.

In August 2014, an accounting update was issued relating to how management assesses conditions and events that could raise substantial doubt about an entity’s ability to continue as a going concern. This accounting update is effective for reporting periods beginning after December 31, 2016. We do not expect the adoption of this update to have a significant effect on our consolidated financial statements.

In June 2014, an accounting update was issued relating to accounting for share-based payments with a performance target that could be achieved after the requisite service period.  The adoption of this accounting guidance is effective for reporting periods beginning after December 31, 2015. We do not expect the adoption of this update to have a significant effect on our consolidated financial statements.

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. In April 2015, the Financial Accounting Standards Board (FASB) proposed a one year delay in the required adoption date from January 1, 2017 to January 1, 2018.  We are evaluating the effect this update will have on our consolidated financial statements and have not yet selected a transition method.

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

	Year ended	Year ended
	December 31, 2014	December 31, 2013

Revenue	$65,361,494	$31,190,848
Net loss attributable to the Company	(88,925,977)	(69,645,886)
Basic and diluted loss per share	$(0.56)	$(0.90)

4. Inventory

Inventory as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Raw materials and supplies	$22,654,432	$18,501,386
Work-in-process	2,092,409	237,268
Finished goods	7,346,074	5,996,947
	$32,092,915	$24,735,601

5.  Redeemable Preferred Stock

The Company has 5,231 shares of Series C Redeemable Convertible Preferred Stock (the Preferred Stock) outstanding at both March 31, 2015 and December 31, 2014.  The holder of these shares is entitled to designate one director to the Company’s Board of Directors.  The Preferred Stock ranks senior to the Common Stock with respect to rights upon the liquidation, dissolution or winding up of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or other deemed liquidation event, as defined in the Securities Purchase Agreement, the holder of the Preferred Stock will be entitled to be paid an amount per share equal to the greater of (i) the original issue price, plus any accrued but unpaid dividends or (ii) the amount per share that would have been payable had all shares of the Preferred Stock been converted to shares of common stock immediately prior to such liquidation event. The Preferred Stock may not be redeemed by the Company until May 8,

2016. After this date, the Preferred Stock is redeemable at the election of the holder of the Preferred Stock or the Company.

The holder of the Preferred Stock is entitled to receive dividends at a rate of 8% per annum, based on the original issue price of $2,595,400, payable in equal quarterly installments in cash or in shares of Common Stock, at the Company’s option.  The Preferred Stock is convertible into shares of Common Stock with the number of shares of Common Stock issuable upon conversion determined by dividing the original issue price of $2,595,400 by the conversion price in effect at the time the shares are converted. The conversion price of the Preferred Stock as of March 31, 2015 was $0.2343.

6. Earnings Per Share

Basic earnings per common share are computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options, unvested restricted stock, common stock warrants, and preferred stock) were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of dilutive common share equivalents, which is comprised of shares issuable under outstanding warrants, the conversion of preferred stock, and the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Since the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share for the quarters ended March 31, 2015 and 2014 are equal.

The following table provides the components of the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2015	March 31, 2014
Numerator:
Net loss attributable to common shareholders	$(11,077,851)	$(75,909,008)
Denominator:
Weighted average number of common shares outstanding	173,365,830	133,750,522

The potential dilutive common shares are summarized as follows:

	At March 31,
	2015	2014
Stock options outstanding	8,191,928	4,785,485
Restricted stock outstanding	395,558	650,002
Common stock warrants (1)	4,219,442	4,250,490
Preferred stock (2)	5,554,594	11,065,897
Number of dilutive potential common shares	18,361,522	20,751,874

(1)         In May 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering.  As a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the number of warrants increased to 22,995,365.  Of these warrants, 219,342 and 250,390 were unexercised as of March 31, 2015 and 2014, respectively.  In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering.  Of these warrants, 100 were unexercised as of March 31, 2015 and 2014.  In

January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering.  Of these warrants, all are unexercised as of March 31, 2015 and 2014.  As of March 31, 2015, the remaining warrants have a weighted average exercise price of $3.84.

(2)         The preferred stock amount represents the dilutive potential common shares of the Series C redeemable convertible preferred stock issued on May 16, 2013 based on the conversion price of the preferred stock as of March 31, 2015.  Of the 10,431 preferred shares issued in May 2013, 5,200 had been converted to common stock as of March 31, 2015.

7. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of March 31, 2015 and December 31, 2014 are as follows:

	Weighted Average	Gross Carrying	Accumulated
March 31, 2015	Amortization Period	Amount	Amortization	Total

Acquired technology	8 years	$17,696,835	$(17,107,377)	$589,458
Customer relationships	8 years	1,260,000	(1,015,583)	244,417
Trademark	5 years	60,000	(12,000)	48,000
		$19,016,835	$(18,134,960)	$881,875

	Weighted Average	Gross Carrying	Accumulated
December 31, 2014	Amortization Period	Amount	Amortization	Total

Acquired technology	8 years	$17,696,835	$(16,539,683)	$1,157,152
Customer relationships	8 years	1,260,000	(977,833)	282,167
Trademark	5 years	60,000	(9,000)	51,000
		$19,016,835	$(17,526,516)	$1,490,319

8. Property, Plant and Equipment

Property, plant and equipment at March 31, 2015 and December 31, 2014 consist of the following:

	March 31,	December 31,
	2015	2014
Land	$90,000	$90,000
Buildings	15,332,232	15,332,232
Building improvements	5,031,803	5,031,803
Software, machinery and equipment	11,596,592	11,396,627
	32,050,627	31,850,662
Less accumulated depreciation	(26,855,332)	(26,538,755)
Property, plant, and equipment, net	$5,195,295	$5,311,907

9.  Capital Lease

Leased property under capital lease at March 31, 2015 and December 31, 2014 consist of the following:

	March 31,	December 31,
	2015	2014
Leased property under capital lease	$3,098,921	$3,098,921
Less accumulated depreciation	(1,291,218)	(1,162,095)
Leased property under capital lease, net	$1,807,703	$1,936,826

10. Finance Obligation

In connection with a sale-leaseback transaction related to the Company’s primary facility, the Company entered into an agreement pursuant to which the Company leases from the buyer a portion of the premises sold for a term of 15 years.  Liabilities relating to this agreement of $2.4 million and $68,000 have been recorded as finance obligation and current portion finance obligation (other current liabilities), respectively, in the accompanying unaudited consolidated balance sheet as of March 31, 2015.

As part of the terms of the transaction, the Company issued a standby letter of credit to the benefit of the landlord/lessor that can be drawn by the beneficiary in the event of default on the lease. The standby letter of credit totals $500,000 and is 100% collateralized by cash balances of the Company, which are included within restricted cash on the accompanying unaudited consolidated balance sheet. The standby letter is renewable for a period of ten years and can be cancelled in part or in full if certain covenants are met and maintained by the Company.

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

Based upon recent IRC Section 382 studies, Section 382 ownership changes occurred that resulted in $728 million of the Company’s $776 million of federal and state net operating loss carryforwards generated through March 31, 2015 being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $715 million of the $728 million net operating loss carryforwards that are limited will expire prior to utilization and are not reflected in the Company’s gross deferred tax asset at March 31, 2015.

The ownership changes also resulted in net unrealized built in losses per IRS Notice 2003-65 which should result in recognized built in losses during the five year recognition period. These recognized built in losses will translate into unfavorable book to tax add backs in the Company’s 2015 to 2018 U.S. corporate income tax returns of approximately $19.4 million that resulted in a gross deferred tax liability of $7.4 million at March 31, 2015 with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). This has no impact on the Company’s current financial position, results of operations, or cash flows because of the full valuation allowance.

The Company’s remaining deferred tax assets have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other tax assets may not be realized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company had $0.4 million of interest and penalties accrued at March 31, 2015 and December 31, 2014, respectively.

12. Fair Value Measurements

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

Level 1— Level 1 inputs are unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1. Level 2 inputs are observable either directly or indirectly. These inputs include: (a) Quoted prices for similar assets or liabilities in active markets; (b) Quoted prices for identical or similar assets or liabilities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or in which little information is released publicly; (c) Inputs other than quoted prices that are observable for the asset or liability; and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Level 3 inputs are unobservable inputs for an asset or liability. These inputs should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

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

The following tables summarize the basis used to measure certain financial instruments at fair value on a recurring basis in the consolidated balance sheets:

 Basis of Fair Value Measurements

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at March 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)

Common stock warrant liability	$7,649,618	$—	$—	$7,649,618

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
Balance at December 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)

Common stock warrant liability	$9,418,413	$—	$—	$9,418,413

The following summarizes the valuation technique for financial instruments measured and recorded at fair value:

Common stock warrant liability (Level 3):  For our common stock warrants, fair value is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants:

	At March 31, 2015	At December 31, 2014

Risk-free interest rate	0.25%-1.27%	0.21%-1.35%
Volatility	107.98%-129.6%	119.16%-136.62%
Expected average term	1.17-3.80	1.42-4.04

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

The following tables show reconciliations of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3):

	Fair Value
	Measurement Using
	Significant
	Unobservable Inputs
Common stock warrant liability	Three months ended March 31, 2015	Three months ended March 31, 2014

Beginning of period - January 1, 2015	$9,418,413	$28,829,849
Change in fair value of common stock warrants	(1,768,795)	68,433,468
Issuance of common stock warrants	—	11,773,240
Exercise of common stock warrants	—	(83,294,149)
Fair value of common stock warrant liability at March 31, 2015	$7,649,618	$25,742,408

13.   Warranty Reserve

The GenDrive contracts we enter into generally provide a one to two year standard product warranty to customers from date of installation, and the ReliOn contracts we enter into generally provide a two to five year product warranty. The Company currently estimates the costs of satisfying warranty claims based on an analysis of past experience and provides for future claims in the period the revenue is recognized.  Factors that affect the warranty liability include the number of installed units, estimated material costs, estimated travel, and labor costs.

The following table summarizes standard product warranty activity recorded during the three months ended March 31, 2015 and 2014:

	2015	2014

Beginning balance - January 1	$1,311,442	$1,608,131
Additions for current period deliveries	111,107	227,431
Reductions for payments made	(195,180)	(357,391)
Ending balance - March 31	$1,227,369	$1,478,171

14. Commitments and Contingencies

Litigation

Legal matters are defended and handled in the ordinary course of business.  We have established accruals for matters for which management considers a loss to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation, after taking into account insurance coverage and the aforementioned accruals, will have a material adverse impact on our results of operations, financial position, or cash flows.

Concentrations of credit risk

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers that the Company has initial commercial sales arrangements with and government agencies. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At March 31, 2015, four customers comprise approximately 62.2% of the total accounts receivable balance, with each customer individually representing 30.8%, 14.4%, 10.3% and 6.7% of total accounts receivable, respectively.  At December 31, 2014, four customers comprise approximately 69.9% of the total accounts receivable balance, with each customer individually representing 30.2%, 16.0%, 13.4% and 10.3% of total accounts receivable, respectively.

For the three months ended March 31, 2015, contracts with one customer comprised 63.5% of total consolidated revenues.  For the three months ended March 31, 2014, contracts with two customers comprised 31.6% of total consolidated revenues, with each customer individually representing 21.1% and 10.5% of total consolidated revenues, respectively.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2014.  In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability; the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue, in whole or in part; the risk that a loss of one or more of our major customers could result in a material adverse effect on our financial condition; the risk that a sale of a significant number of shares of stock could depress the market price of our common stock; the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability; the risk of potential losses related to any product liability claims or contract disputes; the risk of loss related to an inability to maintain an effective system of internal controls or key personnel; the risks related to the use of flammable fuels in our products; the risk that pending orders may not convert to purchase orders, in whole or in part; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; the ability to achieve the forecasted gross margin on the sale of our products; the cost and availability of fuel and fueling infrastructures for our products; market acceptance of our products and services, including GenDrive systems; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to improve system reliability for our products; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; the risks associated with potential future acquisitions; the volatility of our stock price; and other risks and uncertainties discussed under Item IA—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed March 17, 2015. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

Overview

Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen fuel cell systems used primarily for the material handling and stationary power market.

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

We concentrate our efforts on developing, manufacturing and selling our hydrogen-fueled PEM GenDrive® products on commercial terms for material handling applications, with a focus on multi-shift high volume manufacturing and high throughput distribution sites.

Recent Developments

On March 30, 2015, we announced that Martin D. Hull had been appointed as the Corporate Controller and Chief Accounting Officer of the Company, effective April 1, 2015.

Results of Operations

Product revenue: Product revenue generally includes revenue from the sale of our GenDrive units, as well as revenue from ReliOn’s stationary backup power units.

Product revenue for the three months ended March 31, 2015 increased $905 thousand or 29%, to $4.1 million from $3.2 million for the three months ended March 31, 2014. There were 265 fuel cell systems in total that were recognized as revenue for the three months ended March 31, 2015, which included the effect of closing a sales leaseback transaction that involved 238 fuel cell systems, compared to 165 for the three months ended March 31, 2014.  An additional 419 fuel cell systems were shipped during the three months ended March 31, 2015, but not recognized as revenue due to the timing of overall project completion and finalization of sales leaseback agreements.

Service revenue: Service revenue generally includes revenue from installation of hydrogen infrastructure, our service and maintenance contracts, hydrogen delivery contracts, spare parts, and leased units.

Service revenue for the three months ended March 31, 2015 increased $3.2 million or 157%, to $5.3 million from $2.1 million for the three months ended March 31, 2014. The increase is primarily related to an increase in the number of units covered by GenCare service contracts over the last year, when the Company introduced GenKey, a turn-key solution.  GenKey has led to an increase in the installed base of GenDrive units, as well as incremental GenFuel contracts, as our customer base grows and requires additional hydrogen deliveries and uptime maintenance. Also, the Company recognized revenue for a hydrogen installation at one site this quarter.

Research and development contract revenue: Research and development contract revenue relates to both cost reimbursement and fixed price research and development contracts associated with the development of PEM fuel cell technology.  Revenue from time and material contracts is recognized on the basis of labor hours expended plus other reimbursable contract costs incurred during the period. Revenue from fixed fee contracts is recognized on the basis of percentage of completion. We expect to continue certain research and development contract work that is related to our current product development efforts.

Research and development contract revenue for the three months ended March 31, 2015 decreased $301 thousand, or 87%, to $45 thousand from $346 thousand for the three months ended March 31, 2014. The decrease is primarily related to a reduced effort on legacy funded projects that are complete or near completion.

Cost of product revenue: Cost of product revenue includes direct material and labor costs, warranty cost, and an allocation of overhead costs that relate to the manufacture of GenDrive products and ReliOn’s stationary backup power units.

Cost of product revenue for the three months ended March 31, 2015 increased 11%, or $393 thousand, compared to the three months ended March 31, 2014. The increase in cost is a result of the increase in the number of units shipped and recognized as revenue, however gross margin improved from (9)% for the three months ended March 31, 2014 to 6% for the three months ended March 31, 2015.  This can be attributed to better leverage on the fixed cost base, supply chain and product design cost down programs, and manufacturing process improvements.

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

Cost of service revenue for the three months ended March 31, 2015 increased 90%, or $3.6 million, compared to the three months ended March 31, 2014.  The increase in the cost of service revenue was primarily related to the increase in the number of hydrogen sites supported (which we did not have in early 2014), and a higher number of GenFuel and GenCare service contracts, as noted in the related revenue section above.  Gross margin improved from (95)% for the three months ended March 31, 2014 compared to (44)% for the three months ended March 31, 2015.  The improvement in the margin can be attributed to better leverage on the fixed cost base, most significantly as it relates to the hydrogen sites.

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

Cost of research and development contract revenue for the three months ended March 31, 2015 decreased $367 thousand, or 88% compared to the three months ended March 31, 2014.  As noted above related to revenue, the decrease is primarily related to a reduced effort on legacy funded projects that are complete or near completion.

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

Research and development expense for the three months ended March 31, 2015 increased $1.6 million, or 131% to $2.9 million, from $1.3 million for the three months ended March 31, 2014. This increase was primarily related to increased investments to support continued growth, product design and performance enhancement programs and the acquisition of ReliOn subsequent to March 31, 2014.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2015 increased $3.9 million, or 120%, to $7.1 million from $3.3 million for the three months ended March 31, 2014. This increase was primarily related to an increase in personnel related expenses to support the growth in the business, including an expanded salesforce and additional staffing in the executive and finance functions.  Also, the prior period does not include costs associated with ReliOn.

Amortization of intangible assets. Amortization of intangible assets represents the amortization associated with the Company’s acquired identifiable intangible assets, including acquired technology and customer relationships, which are being amortized over five to eight years.

Amortization of intangible assets increased to approximately $608,000 for the three months ended March 31, 2015, compared to approximately $566,000 for the three months ended March 31, 2014.  The increase is related to the ReliOn acquisition which included identifiable intangibles that began amortizing after March 31, 2014.

Interest and other income. Interest and other income consists primarily of interest earned on our cash, interest earned on our note receivable, interest earned on our sale-leaseback transaction, rental income, and other income.

Interest and other income decreased to approximately $31,000 for the three months ended March 31, 2015 from approximately $45,000 for the three months ended March 31, 2014 and is not significant overall.

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

The change in fair value of common stock warrant liability for the three months ended March 31, 2015 resulted in an decrease in the associated warrant liability of $1.8 million as compared to an increase of $68.4 million for the three months ended March 31, 2014. These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Interest and other expense. Interest and other expense consists of interest and other expenses related to interest on obligations under capital lease and our finance obligation, as well as foreign currency exchange gain (loss).

Interest and other expense for the three months ended March 31, 2015 and 2014 was approximately $90,000 in both periods.  This is consistent with the relatively minor fluctuations in the balances which drive interest expense.

Income taxes.  We did not report a benefit for federal and state income taxes in the unaudited interim consolidated financial statements for the three months ended March 31, 2015 and 2014 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.  As needed, the Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, funding the growth in our GenKey “turn-key” solution which also includes the installation of our customer’s hydrogen infrastructure as well as delivery of the hydrogen molecule, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining positive gross margins; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $11.1 million for the three months ended March 31, 2015 and $88.6 million, $62.8 million and $31.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and has an accumulated deficit of $949.2 million at March 31, 2015.

During the three months ended March 31, 2015, cash used for operating activities was $13.6 million, consisting primarily of a net loss attributable to the Company of $11.1 million, coupled with working capital outflows of $3.3 million.  The investment in working capital was related to inventory build to meet our backlog, as well as units shipped but not recognized as revenue in the quarter. On March 31, 2015, we had cash and cash equivalents of $131.5 million and net working capital of $155.7 million. By comparison, net working capital at December 31, 2014 was $167.0 million.

Cash used by investing and financing activities for the three months ended March 31, 2015 included the usual activities such as purchase of equipment and exercise of stock options but was not overall significant and did not include net proceeds from public offerings or exercise of warrants, which had occurred in 2014.

During 2014, we received gross proceeds of $176.7 million from three underwritten public offerings.  Net proceeds after underwriting discounts and commissions and other estimated fees and expenses were $165.7 million.  In addition, during 2014 we received $18.3 million from the exercise of previously issued common stock warrants.

To date, we have funded our operations primarily through public and private offerings of common and preferred stock, a sale-leaseback of our building and our previous line of credit. The Company believes that its current cash, cash equivalents, cash anticipated to be generated from future sales and, to the extent exercised, cash generated from the exercise of outstanding warrants will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and other operating assumptions.

Several key indicators of liquidity are summarized in the following table:

	Three months	Year
	ended or at	ended or at
	March 31, 2015	December 31, 2014
Cash and cash equivalents at end of period	$131,537,210	$146,205,071
Working capital at end of period	155,693,367	167,038,585
Net loss attributable to common shareholders	11,077,851	88,643,700
Net cash used in operating activities	13,644,836	40,779,534
Purchase of property, plant and equipment	229,459	1,413,103

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, equity investments, product warranty reserves, unbilled revenue, common stock warrants, income taxes and contingencies. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”, as well as a discussion of significant accounting policies included in Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements, both of which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

In February 2015, amended accounting guidance was issued which changes the evaluation of variable interest entities regarding whether they should consolidate limited partnerships and similar entities, or whether fees are paid to a decision maker or service provider, or whether they are held by related parties. This accounting update is effective for reporting periods beginning after December 15, 2015.  We do not expect the adoption of this update to have a significant effect on our consolidated financial statements.

In January 2015, an accounting update was issued which simplifies the income statement presentation by eliminating the concept of extraordinary items from GAAP.  The concept of separately presenting an extraordinary item after income from continuing operations will no longer be required.  This accounting update is effective for reporting periods beginning after December 31, 2015.  We do not expect this update to have a significant effect on our consolidated financial statements, absent any future transactions that would have qualified for extraordinary item presentation under the prior guidance.

In August 2014, an accounting update was issued relating to how management assesses conditions and events that could raise substantial doubt about an entity’s ability to continue as a going concern. This accounting update is effective for reporting periods beginning after December 31, 2016. We do not expect the adoption of this update to have a significant effect on our consolidated financial statements.

In June 2014, an accounting update was issued relating to accounting for share-based payments with a performance target that could be achieved after the requisite service period.  The adoption of this accounting guidance is effective for reporting periods beginning after December 31, 2015. We do not expect the adoption of this update to have a significant effect on our consolidated financial statements.

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. In April 2015, the Financial Accounting Standards Board (FASB) proposed a one year delay in the required adoption date from January 1, 2017 to January 1, 2018.  We are evaluating the effect this update will have on our consolidated financial statements and have not yet selected a transition method.

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

Our exposure to changes in foreign currency rates is primarily related to sourcing inventory from foreign locations. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location. The Company reviews the level of foreign content as part of its ongoing evaluation of overall sourcing strategies and considers the exposure to be not significant.

Item 4 — Controls and Procedures

a)  Disclosure controls and procedures.

The chief executive officer and chief financial officer, based on their evaluation of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in filed or submitted reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 1A - Risk Factors

Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2014, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.2	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power. (6)

3.3	Third Amended and Restated By-laws of Plug Power Inc. (3)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug

Power Inc. (1)

3.5	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (2).

3.6	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation f Plug Power Inc. (4)

3.7	Certificate of Designations of Series C Redeemable Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock (5)

10.1	Amended and Restated 2011 Stock Option and Incentive Plan of Plug Power (6)

99.1	Executive Employment Agreement between the Company and Martin D. Hull dated March 30, 2015(7)

31.1 and 31.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS*	XBRL Instance Document (8)
101.SCH*	XBRL Taxonomy Extension Schema Document (8)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (8)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (8)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (8)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (8)

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

(3)                Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.

(4)                Incorporated by reference to the Company’s current Report on Form 8-K dated May 19, 2011.

(5)                Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013.

(6)                Incorporated by reference to the Company’s current Report on Form 8-K dated July 23, 2014.

(7)                Incorporated by reference to the Company’s current Report on Form 8-K dated March 30, 2015

(8)                Filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Interim Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Interim Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014; (iii) Interim Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2015 and 2014; (iv) Interim Consolidated Statements of Cash Flows for the Three Months Ended March

31, 2014 and 2014; and (v) related notes, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 11, 2015	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)