Form 10-Q
period 2015-06-30
PLUG POWER INC
filed 2015-08-06
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of shares of common stock, par value of $.01 per share, outstanding as of August 6, 2015 was 173,523,949.

PART 1.   FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$109,139	$146,205
Accounts receivable	12,524	16,095
Inventory	32,889	24,736
Prepaid expenses and other current assets	5,950	5,710
Total current assets	160,502	192,746

Restricted cash	11,634	500
Property, plant, and equipment, net of accumulated depreciation of $27,218 and $26,539, respectively	5,989	5,312
Leased property under capital lease, net of accumulated depreciation of $1,420 and $1,162, respectively	1,679	1,937
Note receivable	415	447
Intangible assets, net	768	1,490
Other assets	1,967	1,719
Total assets	$182,954	$204,151

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,188	$10,185
Accrued expenses	5,655	8,750
Product warranty reserve	1,006	1,311
Deferred revenue	3,494	3,319
Obligations under capital lease	200	587
Other current liabilities	2,199	1,555
Total current liabilities	24,742	25,707
Deferred revenue	6,114	6,772
Common stock warrant liability	6,982	9,418
Finance obligation	2,391	2,426
Other liabilities	—	392
Total liabilities	40,229	44,715
Redeemable preferred stock
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664) 10,431 shares authorized; Issued and outstanding: 5,231 at June 30, 2015 and December 31, 2014	1,153	1,153
Stockholders’ equity:
Common stock, $0.01 par value per share; 450,000,000 shares authorized; Issued (including shares in treasury): 173,827,314 at June 30, 2015 and 173,644,532 at December 31, 2014	1,738	1,736
Additional paid-in capital	1,100,009	1,096,392
Accumulated other comprehensive income	898	898
Accumulated deficit	(958,411)	(938,081)
Less common stock in treasury:
378,116 at June 30, 2015 and at December 31, 2014	(2,662)	(2,662)
Total stockholders’ equity	141,572	158,283
Total liabilities, redeemable preferred stock, and stockholders’ equity	$182,954	$204,151

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Product revenue	$15,324	$12,579	$19,391	$15,741
Service revenue	8,428	4,415	13,731	6,481
Research and development contract revenue	257	327	303	674

Total revenue	24,009	17,321	33,425	22,896

Cost of product revenue	11,653	10,448	15,491	13,892
Cost of service revenue	10,483	5,908	18,121	9,926
Cost of research and development contract revenue	311	770	362	1,188
Research and development expense	3,425	1,398	6,326	2,652
Selling, general and administrative expenses	8,002	5,439	15,751	9,258

Operating loss	(9,865)	(6,642)	(22,626)	(14,020)

Interest and other income	32	49	63	94
Gain on bargain purchase	—	1,014	—	1,014
Change in fair value of common stock warrant liability	667	9,577	2,436	(58,856)
Interest and other expense	(60)	(121)	(150)	(212)

Net (loss) income attributable to the Company	$(9,226)	$3,877	$(20,277)	$(71,980)

Preferred stock dividends declared	(27)	(52)	(53)	(104)

Net (loss) income attributable to common shareholders	$(9,253)	$3,825	$(20,330)	$(72,084)

Net (loss) income per share:
Basic	$(0.05)	$0.02	$(0.12)	$(0.49)
Diluted	$(0.05)	$0.02	$(0.12)	$(0.49)

Basic weighted average number of common shares outstanding	173,439,391	159,916,449	173,402,611	146,905,767
Diluted weighted average number of common shares outstanding	173,439,391	176,157,179	173,402,611	146,905,767

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net (loss) income attributable to the Company	$(9,226)	$3,877	$(20,277)	$(71,980)
Other comprehensive income	—	—	—	—

Comprehensive (Loss) Income	$(9,226)	$3,877	$(20,277)	$(71,980)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)
(Unaudited)

				Accumulated
				Other				Total
	Common Stock		Additional Paid-	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	in-Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2014	173,644,532	$1,736	1,096,392	$898	378,116	$(2,662)	$(938,081)	$158,283
Net loss attributable to the Company	—	—	—	—	—	—	(20,277)	(20,277)
Stock based compensation	47,337	1	3,434	—	—	—	—	3,435
Stock option exercises	116,667	1	130	—	—	—	—	131
Stock dividend	18,778	—	53	—	—	—	(53)	—
June 30, 2015	173,827,314	$1,738	$1,100,009	$898	378,116	$(2,662)	$(958,411)	$141,572

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Plug Power Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(20,277)	$(71,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and investment in leased property	969	939
Amortization of intangible assets	722	1,174
Stock-based compensation	3,435	1,255
Gain on bargain purchase	—	(1,014)
Gain on disposal of property, plant and equipment	(2)	(27)
Change in fair value of common stock warrant liability	(2,436)	58,856
Changes in operating assets and liabilities that provide (use) cash, net of effects of acquisition:
Accounts receivable	3,571	(9,716)
Inventory	(8,153)	(4,195)
Prepaid expenses and other assets	(488)	(3,170)
Note receivable	32	31
Accounts payable, accrued expenses, product warranty reserve and other liabilities	(1,145)	4,188
Deferred revenue	(483)	3,725
Net cash used in operating activities	(24,255)	(19,934)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(1,388)	(524)
Purchase of ReliOn, net of cash acquired	—	414
Proceeds from disposal of property, plant and equipment	2	27
Net cash used in investing activities	(1,386)	(83)

Cash Flows From Financing Activities:
Change in restricted cash	(11,134)	—
Proceeds from exercise of warrants	—	18,317
Purchase of treasury stock	—	(64)
Proceeds from issuance of common stock and warrants	—	176,700
Stock issuance costs	—	(10,977)
Proceeds from exercise of stock options	131	—
Principal payments on obligations under capital lease and finance obligation	(422)	(379)
Net cash (used in) provided by financing activities	(11,425)	183,597

Effect of exchange rate changes on cash	—	2
(Decrease) increase in cash and cash equivalents	(37,066)	163,582
Cash and cash equivalents, beginning of period	146,205	5,027
Cash and cash equivalents, end of period	$109,139	$168,609

Cash paid for interest	$176	$221

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

1.  Nature of Operations

Description of Business

Plug Power Inc., (the “Company” or “Plug Power”), is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen fuel cell systems used primarily for the material handling and stationary power market.

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

We sell our products worldwide, with a primary focus on North America, through our direct product sales force, leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks. We are party to a joint venture based in France with Axane, S.A. (Axane), a subsidiary of Air Liquide, under the name HyPulsion, to develop and sell hydrogen fuel cell systems for the European material handling market.  See note 9 regarding our agreement to acquire the remaining ownership of HyPulsion.  Also, we sell to businesses and government agencies.

We were organized in the State of Delaware on June 27, 1997.

Unless the context indicates otherwise, the terms “Company,” “Plug Power,” “we,” “our” or “us” as used herein refers to Plug Power Inc. and its subsidiaries.

Liquidity

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, funding the growth in our GenKey “turn-key” solution which also includes the installation of our customer’s hydrogen infrastructure as well as delivery of the hydrogen molecule, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining positive gross margins; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $9.3 million and $20.3 million for the three and six months ended June 30, 2015, respectively, and $88.6 million, $62.8 million and $31.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and has an accumulated deficit of $958.4 million at June 30, 2015.

Net cash used in operating activities for the six months ended June 30, 2015 was $24.3 million. Additionally, on June 30, 2015, we had cash and cash equivalents of $109.1 million and net working capital of $135.8 million. By comparison, net working capital at December 31, 2014 was $167.0 million.

During 2015, we had an increase in restricted cash of $11.1 million primarily related to sale/leaseback transactions, as described in note 8.  During 2014, we received gross proceeds of $176.7 million from three underwritten public offerings.  Net proceeds after underwriting discounts and commissions and other estimated fees and expenses were $165.7 million.  In addition, during 2014 we received $18.3 million from the exercise of previously issued common stock warrants.

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

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. The Company accrues for anticipated standard warranty costs at the same time that revenue is recognized for the related product.

The Company has also sold extended warranty contracts that generally provide for a five to ten year warranty from the date of product installation. These types of contracts are accounted for as a separate deliverable, and accordingly, revenue generated from these transactions is deferred and recognized in income over the warranty period, generally on a straight-line basis. Additionally, the Company may enter into annual service and maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract.

Research and Development Contracts

Contract accounting is used for research and development contract revenue. The Company generally shares in the cost of these programs with cost sharing percentages ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of labor hours expended plus other reimbursable contract costs incurred during the period. All allowable work performed through the end of each calendar quarter is billed, subject to limitations in the respective contracts. We expect to continue research and development contract work that is directly related to our current product development efforts. At June 30, 2015 and December 31, 2014, the Company had unbilled amounts from research and development contract revenue in the amount of approximately $0.5 million and $1.0 million, respectively, which is included in other current assets in the accompanying unaudited consolidated balance sheets. Unbilled amounts are expected to be billed during the following quarter.

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

Joint Venture

We are party to a joint venture with Axane, under the name HyPulsion (the JV). The principal purpose of the JV is to develop and sell hydrogen fuel cell systems for the European material handling market. In exchange for initial ownership of the JV, Axane contributed cash and we contributed the right to use our technology, including design and technology know-how on GenDrive systems. We are not obligated to contribute any cash.

We currently own 20% and Axane owns 80% of the JV. We have the right to purchase an additional 60% of the JV from Axane at any time between January 4, 2018 and January 29, 2018 at a market-based price. If we exercise our purchase right, Axane will have the right, at any time between February 1, 2018 and December 31, 2021, to require the Company to buy the remaining 20% interest at a market-based price.  See note 9 regarding our agreement to acquire the remaining ownership of HyPulsion.

In accordance with the equity method of accounting, we will increase our investment in the JV by our share of any earnings, and decrease our investment in the JV by our share of any losses. Losses in excess of the investment are not recognized and must be restored from future profits before our proportionate share of profits can be recognized. As of June 30, 2015, we had a zero basis for our investment in the JV.

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

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. In July 2015, the Financial Accounting Standards Board (FASB) announced a one year delay in the required adoption date from January 1, 2017 to January 1, 2018.  We are evaluating the effect this update will have on our consolidated financial statements and have not yet selected a transition method.

3. Acquisition of ReliOn, Inc.

On April 2, 2014, the Company completed the acquisition of ReliOn, Inc. (“ReliOn”) for an aggregate purchase price of $4.0 million. The Company acquired substantially all of the assets of ReliOn, including patents, technology and other intangible assets, equipment and other tangible assets. ReliOn is a developer of hydrogen fuel cell stack technology based in Spokane, Washington. As consideration, the Company issued 530,504 shares of common stock, and assumed certain specified liabilities of ReliOn. The total purchase price is based on the issuance of 530,504 shares of Plug Power common stock at the closing price of the Company’s stock on April 1, 2014 of $7.54. Results of operations of ReliOn have been consolidated since acquisition.  The fair value of the acquired net assets of approximately $5.0 million exceeded the purchase consideration, and therefore a gain on bargain purchase of $1.0 million was recognized during the six months ended June 30, 2014.

4. Earnings Per Share

The following table provides the components of the calculations of basic and diluted earnings per share (in thousands, except share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Net loss attributable to common shareholders	$(9,253)	$3,825	$(20,330)	$(72,084)
Denominator:
Weighted average number of common shares outstanding - basic	173,439,391	159,916,449	173,402,611	146,905,767
Effect of dilutive securities:
Options and restricted stock awards	—	4,120,364	—	—
Common stock warrants	—	1,054,486	—	—
Preferred stock	—	11,065,880	—	—
Weighted average number of common shares outstanding - diluted	173,439,391	176,157,179	173,402,611	146,905,767

When the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share.

The potential dilutive common shares are summarized as follows:

	At June 30,
	2015	2014
Stock options outstanding (1)	8,576,278	5,200,768
Restricted stock outstanding	395,558	650,002
Common stock warrants (2)	4,219,442	4,244,442
Preferred stock (3)	5,554,594	11,076,271
Number of dilutive potential common shares	18,745,872	21,171,483

(1)

During the three months ended June 30, 2015 and 2014, the Company granted 440,000 and 435,500 stock options, respectively. During the six months ended June 30, 2015 and 2014, the Company granted 650,000 and 686,000 stock options, respectively.

(2)

In May 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering. As a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the number of warrants increased to 22,995,365. Of these warrants, 219,342 and 244,342 were unexercised as of June 30, 2015 and 2014, respectively. In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering. Of these warrants, 100 were unexercised as of June 30, 2015 and 2014. In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering. Of these warrants, all are unexercised as of June 30, 2015 and 2014. As of June 30, 2015, the remaining warrants have a weighted average exercise price of $3.84.

(3)

The preferred stock amount represents the dilutive potential common shares of the Series C redeemable convertible preferred stock issued on May 16, 2013 based on the conversion price of the preferred stock as of June 30, 2015. Of the 10,431 preferred shares issued in May 2013, 5,200 had been converted to common stock as of June 30, 2015.

5.  Inventory

Inventory as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials and supplies	$23,299	$18,502
Work-in-process	2,764	237
Finished goods	6,826	5,997
	$32,889	$24,736

6. Income Taxes

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

Based upon recent IRC Section 382 studies, Section 382 ownership changes occurred that resulted in all but $54 million of the Company’s federal and state net operating loss carryforwards generated through June 30, 2015 to be subject to IRC Section 382 limitations. Of the net operating loss carryforwards subject to IRC Section 382 limitations, $13 million will not expire prior to utilization and are reflected in the Company’s gross deferred tax asset at June 30, 2015.

The ownership changes also resulted in net unrealized built in losses per IRS Notice 2003-65 which should result in recognized built in losses during the five year recognition period. These recognized built in losses will translate into unfavorable book to tax add backs in the Company’s 2015 to 2018 U.S. corporate income tax returns of approximately $17.7 million that resulted in a gross deferred tax liability of $6.8 million at June 30, 2015 with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). This has no impact on the Company’s current financial position, results of operations, or cash flows because of the full valuation allowance.

The Company’s remaining deferred tax assets have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other tax assets may not be realized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company had $0.4 million of interest and penalties accrued at June 30, 2015 and December 31, 2014, respectively.

7. Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

Balance at June 30, 2015	Total	(Level 1)	(Level 2)	(Level 3)

Common stock warrant liability	$6,982	$—	$—	$6,982

Balance at December 31, 2014

Common stock warrant liability	$9,418	$—	$—	$9,418

The common stock warrant liability is measured at fair value using Level 3 inputs.  Level 3 inputs are unobservable inputs and should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.  When possible, the Company looks to active and observable markets to price identical assets, however when identical assets are not traded in active markets, the Company looks to market observable data for similar assets. Nevertheless, certain assets are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.

For our common stock warrants, fair value is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants:

	At June 30, 2015	At December 31, 2014

Risk-free interest rate	0.28%-1.375%	0.21%-1.35%
Volatility	52.92%-134.4%	119.16%-136.62%
Expected average term	0.92-3.55	1.42-4.04

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

The following table shows reconciliations of the beginning and ending balances for financial instruments measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Fair Value
	Measurement Using
	Significant
	Unobservable Inputs
	Three months ended		Six months ended
Common stock warrant liability	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Beginning of period	$7,649	$25,742	$9,418	$28,830
Change in fair value of common stock warrants	(667)	(9,577)	(2,436)	58,856
Issuance of common stock warrants	—	—	—	11,773
Exercise of common stock warrants	—	(36)	—	(83,330)
End of period	$6,982	$16,129	$6,982	$16,129

8. Commitments and Contingencies

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

Concentrations of credit risk

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers with whom the Company has initial commercial sales arrangements. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At June 30, 2015, two customers comprise approximately 42.6% of the total accounts receivable balance, with each customer individually representing 23.4% and 19.2% of total accounts receivable, respectively.  At December 31, 2014, four customers comprise approximately 69.9% of the total accounts receivable balance, with each customer individually representing 30.2%, 16.0%, 13.4% and 10.3% of total accounts receivable, respectively.

For the six months ended June 30, 2015, 95.1% of total consolidated revenues were associated with three customers, with each representing 68.8%, 16.1%, and 10.2% of total consolidated revenues, respectively.  For the six months ended June 30, 2014, 35.9% of total consolidated revenues were associated with two customers, with each representing 20.7% and 15.2% of total consolidated revenues, respectively.

Restricted Cash

The Company has entered into sales/leaseback agreements associated with its products and services.  In connection with these agreements, cash of $10.6 million is required to be held in escrow, which will be released over the lease term.

The Company also has letters of credit in the aggregate amount of $1.0 million associated with an agreement to provide hydrogen infrastructure and hydrogen to a customer at its distribution center and with a finance obligation from the sale/leaseback of its building.  Cash collateralizing these letters of credit is considered restricted cash.

9. Subsequent Event

On July 24, 2015, we entered into a Share Purchase Agreement with Axane, pursuant to which on July 31, 2015 we (through a wholly-owned subsidiary) acquired Axane’s 80% equity interest in HyPulsion for $11.5 million, payable in shares of our common stock. In connection with the agreement, we issued 4,781,250 shares of our common stock and agreed to the issuance of up to 3,105,348 additional shares of our common stock in certain circumstances. The purchase price is also subject to certain other post-closing adjustments payable in cash.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2014.  In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability; the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue, in whole or in part; the risk that a loss of one or more of our major customers could result in a material adverse effect on our financial condition; the risk that a sale of a significant number of shares of stock could depress the market price of our common stock; the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability; the risk of potential losses related to any product liability claims or contract disputes; the risk of loss related to an inability to maintain an effective system of internal controls or key personnel; the risks related to the use of flammable fuels in our products; the risk that pending orders may not convert to purchase orders, in whole or in part; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers; the ability to achieve the forecasted gross margin on the sale of our products; the cost and availability of fuel and fueling infrastructures for our products; market acceptance of our products and services, including GenDrive systems; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully expand internationally; our ability to improve system reliability for our products; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; the risks associated with potential future acquisitions; the volatility of our stock price; and other risks and uncertainties discussed under Item IA—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed March 17, 2015. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

We concentrate our efforts on developing, manufacturing and selling our hydrogen products and services on commercial terms for material handling applications, with a focus on multi-shift high volume manufacturing and high throughput distribution sites.

2015 Outlook

In 2015, we anticipate:

•                  greater than $200 million in bookings for the year.  During the second quarter of 2015, bookings exceeded $59 million, and through June 30, 2015, year to date, our bookings are more than $106 million;

•                  greater than $100 million in total revenue, comprised of sales of more than 3,300 GenDrive units and construction of at least 15 GenFuel hydrogen infrastructures; and

•                  continual progress on our gross margins.

We expect revenue for the third quarter of 2015 to exceed $30 million. To date, in the 3rd quarter, we have already recognized $10 million of revenue.

We achieved a 7% overall gross margin in the second quarter, with our longest-running product line, GenDrive, achieving a 26% gross margin.  In the last 24 months, gross margins have improved for our GenDrive product line from 4% to 26%.

Recent Developments

On July 24, 2015, we entered into a Share Purchase Agreement with Axane, pursuant to which on July 31, 2015 we (through a wholly-owned subsidiary) acquired Axane’s 80% equity interest in HyPulsion for $11.5 million, payable in shares of our common stock. In connection with the agreement, we issued 4,781,250 shares of our common stock and agreed to the issuance of up to 3,105,348 additional shares of our common stock in certain circumstances. The purchase price is also subject to certain other post-closing adjustments payable in cash.  The HyPulsion Share Purchase is described in greater detail in our Current Reports on Form 8-K filed on July 27, 2015 and July 31, 2015, which are incorporated herein by reference.

Results of Operations

Product revenue: Product revenue generally includes revenue from the sale of our GenDrive units, as well as revenue from ReliOn’s stationary backup power units.

Product revenue for the three months ended June 30, 2015 increased $2.7 million or 21.8%, to $15.3 million from $12.6 million for the three months ended June 30, 2014. The increase is due to 892 fuel cell systems in total that were recognized as revenue for the three months ended June 30, 2015, compared to 687 for the three months ended June 30, 2014, offset by product mix.  The revenue recognized included the effect of closing sales/leaseback transactions that involved 498 fuel cell systems for the three months ended June 30, 2015, as compared to 299 for the three months ended June 30, 2014.

Product revenue for the six months ended June 30, 2015 increased $3.7 million or 23.2%, to $19.4 million from $15.7 million for the six months ended June 30, 2014. The increase is due to 1,157 fuel cell systems in total that were recognized as revenue for the six months ended June 30, 2015, compared to 852 for the six months ended June 30, 2014, offset by product mix.  The revenue recognized included the effect of closing sales/leaseback transactions that involved 736 fuel cell systems for the six months ended June 30, 2015, as compared to 299 for the six months ended June 30, 2014.

Service revenue: Service revenue generally includes revenue from installation of hydrogen infrastructure, our service and maintenance contracts, hydrogen delivery contracts, spare parts, and leased units.

Service revenue for the three months ended June 30, 2015 increased $4.0 million or 90.9%, to $8.4 million from $4.4 million for the three months ended June 30, 2014. The increase is primarily related to an increase in the number of units covered by GenCare service contracts over the last year, when the Company introduced GenKey, a turn-key solution.  GenKey has led to an increase in the installed base of GenDrive units, as well as incremental GenFuel contracts, as our customer base grows and requires additional hydrogen deliveries and uptime maintenance. Also, the Company recognized revenue for hydrogen installations at three sites during the three months ended June 30, 2015, as compared to one site during the three months ended June 30, 2014.

Service revenue for the six months ended June 30, 2015 increased $7.3 million or 111.9%, to $13.7 million from $6.5 million for the six months ended June 30, 2014. The increase is generally due to the same reasons as for the three month period commented on above. Also, the Company recognized revenue for hydrogen installations at four sites during the six months ended June 30, 2015, as compared to one site during the six months ended June 30, 2014.

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

Research and development contract revenue for the three months ended June 30, 2015 decreased $70 thousand, or 21.1%, to $257 thousand from $327 thousand for the three months ended June 30, 2014. The decrease is primarily related to a reduced effort on legacy funded projects that are complete or near completion.

Research and development contract revenue for the six months ended June 30, 2015 decreased $371 thousand, or 55.0%, to $303 thousand from $674 thousand for the six months ended June 30, 2014. The decrease is primarily related to a reduced effort on legacy funded projects that are complete or near completion.

Cost of product revenue: Cost of product revenue includes direct material and labor costs, warranty cost, and an allocation of overhead costs that relate to the manufacture of GenDrive products and ReliOn’s stationary backup power units.

Cost of product revenue for the three months ended June 30, 2015 increased 11.5%, or $1.2 million, compared to the three months ended June 30, 2014. The increase in cost is a result of the increase in the number of units shipped and recognized as revenue, however gross margin improved from 17% for the three months ended June 30, 2014 to 24% for the three months ended June 30, 2015.  This can be attributed to better leverage on the fixed cost base, supply chain and product design cost down programs, and manufacturing process improvements.

Cost of product revenue for the six months ended June 30, 2015 increased 11.5%, or $1.6 million, compared to the six months ended June 30, 2014. The increase in cost is a result of the increase in the number of units shipped and recognized as revenue, however gross margin improved from 12% for the six months ended June 30, 2014 to 20% for the six months ended June 30, 2015.  This can be attributed to the same initiatives as for the three month period above.

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

Cost of service revenue for the three months ended June 30, 2015 increased 77.4%, or $4.6 million, compared to the three months ended June 30, 2014.  The increase in the cost of service revenue was primarily related to the increase in the number of hydrogen sites installed and serviced (which we did not have until June 2014), and a higher number of GenFuel and GenCare service contracts, as noted in the service revenue section above.  Gross margin improved from (34)% for the three months ended June 30, 2014 compared to (24)% for the three months ended June 30, 2015.  The improvement in the margin can be attributed to better leverage on the fixed cost base, most significantly as it relates to the hydrogen sites, and improvement in unit performance, as evidenced by lower parts costs.

Cost of service revenue for the six months ended June 30, 2015 increased 82.6%, or $8.2 million, compared to the six months ended June 30, 2014.  Gross margin improved from (53)% for the six months ended June 30, 2014 compared to (32)% for the six months ended June 30, 2015.  The increase in the cost of service revenue and improvement in the margin was primarily due to the same drivers as for the three month period above.

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

Cost of research and development contract revenue for the three months ended June 30, 2015 decreased $459 thousand, or 59.6% compared to the three months ended June 30, 2014, and for the six months ended June 30, 2015 decreased $826 thousand, or 69.5% compared to the six months ended June 30, 2014. As noted above related to revenue, the decrease is primarily related to a reduced effort on legacy funded projects that are complete or near completion.

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

Research and development expense for the three months ended June 30, 2015 increased $2.0 million, or 145.0% to $3.4 million, from $1.4 million for the three months ended June 30, 2014. This increase was primarily related to increased investments to support continued growth, product design and performance enhancement programs.

Research and development expense for the six months ended June 30, 2015 increased $3.7 million, or 138.5% to $6.3 million, from $2.7 million for the six months ended June 30, 2014. This increase was primarily related to increased investments noted in the three month period above, as well as costs associated with ReliOn which is only in three of the six months from the prior period.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2015 increased $2.6 million, or 47.1%, to $8.0 million from $5.4 million for the three months ended June 30, 2014. This increase was primarily related to an increase in personnel related expenses to support the growth in the business, including an expanded salesforce and additional staffing in the executive and finance functions.  Amortization expense related to intangible assets was $0.1 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively.

Selling, general and administrative expenses for the six months ended June 30, 2015 increased $6.5 million, or 70.1%, to $15.8 million from $9.3 million for the six months ended June 30, 2014. This increase was primarily related to the same drivers as for the three month period above.  Amortization expense related to intangible assets was $0.7 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.  Also, the prior period only includes costs associated with ReliOn for three of the six months.

Interest and other income. Interest and other income consists primarily of interest earned on our cash, note receivable, and other income.

Compared to prior year periods, interest and other income decreased $17 thousand to approximately $32 thousand for the three months ended June 30, 2015, and $31 thousand to approximately $63 thousand for the six months ended June 30, 2015. These decreases are not significant.

Gain on bargain purchase. During the three and six months ended June 30, 2014, the Company recognized a gain on bargain purchase of $1.0 million associated with the acquisition of ReliOn.

Change in fair value of common stock warrant liability. We account for common stock warrants as derivative liabilities with changes in the fair value reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three months ended June 30, 2015 resulted in a decrease in the associated warrant liability of $0.7 million as compared to a decrease of $9.6 million for the three months ended June 30, 2014. These variances are primarily due to changes in the Company’s common stock share price during the respective quarters, changes in volatility of our common stock, and reducing remaining terms, which are significant inputs to the Black-Scholes valuation model.

The change in fair value of common stock warrant liability for the six months ended June 30, 2015 resulted in a decrease in the associated warrant liability of $2.4 million as compared to an increase of $58.9 million for the six months ended June 30, 2014. These variances are primarily due to changes in the Company’s common stock share price during the respective six month periods, changes in volatility of our common stock, and reducing remaining terms, which are significant inputs to the Black-Scholes valuation model.

Interest and other expense. Interest and other expense consists of interest and other expenses related to interest on obligations under capital lease and our finance obligation, as well as foreign currency exchange gain (loss).

Compared to prior year periods, interest and other expense decreased $61 thousand to approximately $60 thousand for the three months ended June 30, 2015, and $62 thousand to approximately $150 thousand for the six months ended June 30, 2015. These decreases are not significant.

Income taxes.  We did not report a benefit for federal and state income taxes in the unaudited interim consolidated financial statements for the three and six months ended June 30, 2015 and 2014 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.  As needed, the Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, funding the growth in our GenKey “turn-key” solution which also includes the installation of our customer’s hydrogen infrastructure as well as delivery of the hydrogen molecule, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining positive gross margins; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $9.3 million and $20.3 million for the three and six months ended June 30, 2015, and $88.6 million, $62.8 million and $31.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and has an accumulated deficit of $958.4 million at June 30, 2015.

During the six months ended June 30, 2015, cash used for operating activities was $24.3 million, consisting primarily of a net loss attributable to the Company of $20.3 million, coupled with working capital outflows of $6.7 million.  The investment in working capital primarily was related to inventory build to meet our backlog, as well as units shipped but not recognized as revenue in the quarter. On June 30, 2015, we had cash and cash equivalents of $109.1 million and net working capital of $135.8 million. By comparison, at December 31, 2014, cash and cash equivalents was $146.2 million and net working capital was $167.0 million.

Cash used by investing and financing activities for the six months ended June 30, 2015 included purchases of equipment, exercises of stock options and payments on capital lease and finance obligations.  In addition, during 2015, the Company signed sales/leaseback agreements, which required cash held in escrow of $10.6 million, which is presented as restricted cash on the consolidated balance sheet.

During 2014, we received gross proceeds of $176.7 million from three underwritten public offerings.  Net proceeds after underwriting discounts and commissions and other estimated fees and expenses were $165.7 million.  In addition, during 2014 we received $18.3 million from the exercise of previously issued common stock warrants.

To date, we have funded our operations primarily through public and private offerings of common and preferred stock, a sale-leaseback of our building and our previous line of credit. The Company believes that its current cash, cash equivalents, cash anticipated to be generated from future operations and, to the extent exercised, cash generated from the exercise of outstanding warrants will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding product sales and service, cost structure, cash burn rate and other operating assumptions.

Several key indicators of liquidity are summarized in the following table (in thousands):

	Six months	Year
	ended or at	ended or at
	June 30, 2015	December 31, 2014
Cash and cash equivalents at end of period	$109,139	$146,205
Working capital at end of period	135,760	167,039
Net loss attributable to common shareholders	20,330	88,644
Net cash used in operating activities	24,255	40,780
Purchase of property, plant and equipment	1,388	1,413
Net cash (used in) provided by financing activities	(11,425)	182,923

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

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. In July 2015, the Financial Accounting Standards Board (FASB) announced a one year delay in the required adoption date from January 1, 2017 to January 1, 2018.  We are evaluating the effect this update will have on our consolidated financial statements and have not yet selected a transition method.

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

PART II.  OTHER INFORMATION

Item 1 — Legal Proceedings

An action has been brought in New York State Supreme Court by General Electric Co. and an affiliate against the Company seeking $1 million that GE claims is due under an indemnification agreement between GE and the Company.  As previously disclosed, GE seeks indemnification for funds it paid to settle a claim with Soroof Trading Development Co., an entity that had paid funds to GE to become a distributor of the Company’s products.  The Company is vigorously defending the action.

Item 1A - Risk Factors

The following Risk Factor is in addition to the Risk Factors described in Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2014, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in addition to the risk factor included below in making any investment decision with respect to our securities.

Our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers may affect our sales and profitability.

Customers representing most of our revenue lease, rather than purchase, our products.  On occasion, these lease arrangements require us to finance the purchase of such products, either ourselves or through third-party financing sources.  To date, we have been successful in obtaining or providing the necessary financing arrangements. However, there is no certainty that we will be able to continue to obtain or provide adequate financing for these arrangements on acceptable terms, or at all, in the future. Failure to obtain or provide such financing may result in the loss of material customers and product sales, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation f Plug Power Inc. (2)

3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power. (3)

3.5	Third Amended and Restated By-laws of Plug Power Inc. (4)

3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (5).

3.7	Certificate of Designations of Series C Redeemable Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock (6)

31.1 and 31.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS*	XBRL Instance Document (7)
101.SCH*	XBRL Taxonomy Extension Schema Document (7)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (7)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (7)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (7)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (7)

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

(2)           Incorporated by reference to the Company’s current Report on Form 8-K dated May 19, 2011.

(3)           Incorporated by reference to the Company’s current Report on Form 8-K dated July 23, 2014.

(4)           Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.

(5)           Incorporated by reference to the Company’s current Report on Form 8-A dated June 24, 2009.

(6)           Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013.

(7)           Filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Interim Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Interim Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014; (iii) Interim Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2015 and 2014; (iv) Interim Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2015; (v) Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014; and (vi) related notes, tagged as blocks of text.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 6, 2015	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)