Form 10-Q
period 2015-09-30
PLUG POWER INC
filed 2015-11-09
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

The number of shares of common stock, par value of $.01 per share, outstanding as of November 9, 2015 was 179,984,933.

PART 1.   FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	85,009	146,205
Restricted cash	630	—
Accounts receivable	18,548	16,095
Inventory	31,512	24,736
Prepaid expenses and other current assets	7,917	5,710
Total current assets	143,616	192,746

Restricted cash	29,556	500
Property, plant, and equipment, net of accumulated depreciation of $27,603 and $26,539, respectively	7,888	5,312
Leased property under capital lease, net of accumulated depreciation of $1,550 and $1,162, respectively	1,549	1,937
Note receivable	399	447
Goodwill	8,310	—
Intangible assets, net	4,915	1,490
Other assets	8,385	1,719
Total assets	$204,618	$204,151

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,176	$10,185
Accrued expenses	6,917	8,750
Product warranty reserve	725	1,311
Deferred revenue	3,805	3,319
Obligations under capital lease	—	587
Other current liabilities	3,957	1,555
Total current liabilities	33,580	25,707
Deferred revenue	6,414	6,772
Common stock warrant liability	4,793	9,418
Finance obligations	9,650	2,426
Other liabilities	381	392
Total liabilities	54,818	44,715
Redeemable preferred stock
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664) 10,431 shares authorized; Issued and outstanding: 5,231 at September 30, 2015 and December 31, 2014	1,153	1,153
Stockholders’ equity:
Common stock, $0.01 par value per share; 450,000,000 shares authorized; Issued (including shares in treasury): 180,338,980 at September 30, 2015 and 173,644,532 at December 31, 2014	1,803	1,736
Additional paid-in capital	1,116,910	1,096,392
Accumulated other comprehensive income	1,245	898
Accumulated deficit	(968,649)	(938,081)
Less common stock in treasury:
378,116 at September 30, 2015 and at December 31, 2014	(2,662)	(2,662)
Total stockholders’ equity	148,647	158,283
Total liabilities, redeemable preferred stock, and stockholders’ equity	$204,618	$204,151

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Product revenue	$17,976	$12,595	$37,367	$28,336
Service revenue	13,446	6,915	27,177	13,396
Research and development contract revenue	10	371	313	1,045

Total revenue	31,432	19,881	64,857	42,777

Cost of product revenue	15,145	11,058	30,636	24,951
Cost of service revenue	16,201	9,217	34,322	19,143
Cost of research and development contract revenue	10	699	372	1,887
Research and development expense	4,131	1,644	10,457	4,295
Legal reserve	—	2,400	—	2,400
Selling, general and administrative expenses	8,201	5,559	23,952	14,817

Operating loss	(12,256)	(10,696)	(34,882)	(24,716)

Interest and other income	28	628	91	722
(Loss) gain on acquisition activity, net	(116)	—	(116)	1,014
Change in fair value of common stock warrant liability	2,167	485	4,603	(58,371)
Interest and other expense	(36)	(93)	(186)	(305)

Loss before income taxes	(10,213)	(9,676)	(30,490)	(81,656)

Income tax benefit	—	325	—	325

Net loss attributable to the Company	$(10,213)	$(9,351)	$(30,490)	$(81,331)

Preferred stock dividends declared	(25)	(26)	(78)	(130)

Net loss attributable to common shareholders	$(10,238)	$(9,377)	$(30,568)	$(81,461)

Net loss per share:
Basic and diluted	$(0.06)	$(0.06)	$(0.17)	$(0.53)

Weighted average number of common shares outstanding	177,369,017	169,557,223	174,724,746	154,539,225

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss

(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net loss attributable to the Company	$(10,213)	$(9,351)	$(30,490)	$(81,331)
Other comprehensive income - foreign currency translation adjustment	347	—	347	—

Comprehensive loss	$(9,866)	$(9,351)	$(30,143)	$(81,331)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)
(Unaudited)

				Accumulated
				Other				Total
	Common Stock		Additional Paid-	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	in-Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2014	173,644,532	1,736	1,096,392	$898	378,116	(2,662)	$(938,081)	$158,283
Net loss attributable to the Company	—	—	—	—	—	—	(30,490)	(30,490)
Other comprehensive income	—	—	—	347		—	—	347
Stock based compensation	65,421	1	5,834	—	—	—	—	5,835
Stock option exercises	173,334	2	164	—	—	—	—	166
Stock dividend	34,272	—	78	—	—	—	(78)	—
Exercise of warrants	26,882	—	47	—	—	—	—	47
Shares issued for acquisition	6,394,539	64	14,395	—	—	—	—	14,459
September 30, 2015	180,338,980	1,803	$1,116,910	$1,245	378,116	(2,662)	$(968,649)	$148,647

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Plug Power Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(30,490)	$(81,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and investment in leased property	1,481	1,438
Amortization of intangible assets	835	1,783
Stock-based compensation	5,835	2,403
Loss (gain) on acquisition activity, net	116	(1,014)
Gain on disposal of property, plant and equipment	—	(32)
Change in fair value of common stock warrant liability	(4,603)	58,371
Changes in operating assets and liabilities that provide (use) cash, net of effects of acquisitions:
Accounts receivable	(1,536)	(8,288)
Inventory	(6,301)	(6,358)
Prepaid expenses and other assets	(8,127)	(5,730)
Note receivable	48	47
Accounts payable, accrued expenses, product warranty reserve and other liabilities	5,325	6,031
Deferred revenue	121	1,655
Net cash used in operating activities	(37,296)	(31,025)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(2,902)	(1,200)
Cash acquired in purchase acquisitions	1,811	414
Proceeds from disposal of property, plant and equipment	—	32
Net cash used in investing activities	(1,091)	(754)

Cash Flows From Financing Activities:
Change in restricted cash	(29,686)	—
Proceeds from exercise of warrants	25	18,340
Purchase of treasury stock	—	(514)
Proceeds from issuance of common stock and warrants	—	176,700
Stock issuance costs	—	(10,977)
Proceeds from exercise of stock options	166	241
Principal payments on obligations under capital lease	(587)	(576)
Proceeds from lease agreements recognized as finance obligations	7,224	—
Net cash (used in) provided by financing activities	(22,858)	183,214

Effect of exchange rate changes on cash	49	—
(Decrease) increase in cash and cash equivalents	(61,196)	151,435
Cash and cash equivalents, beginning of period	146,205	5,027
Cash and cash equivalents, end of period	$85,009	$156,462

Other Supplemental Cash Flow Information:
Cash paid for interest	$303	$337

Noncash investing activity - issuance of common stock for acquisition of HyPulsion	$11,474	$—

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

We sell our products worldwide, with a primary focus on North America, through our direct product sales force, leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks. Through July 31, 2015, we were a party to a joint venture based in France with Axane, S.A. (Axane), a subsidiary of Air Liquide, under the name HyPulsion, to develop and sell hydrogen fuel cell systems for the European material handling market. On July 31, 2015 we purchased all of Axane’s equity interest in HyPulsion and now hold 100% of such interests.  See note 4 regarding our acquisition of the remaining ownership of HyPulsion.  Also, we sell to businesses and government agencies.

We were organized in the State of Delaware on June 27, 1997.

Unless the context indicates otherwise, the terms “Company,” “Plug Power,” “we,” “our” or “us” as used herein refers to Plug Power Inc. and its subsidiaries.

Liquidity

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, funding the growth in our GenKey “turn-key” solution which also includes the installation of our customer’s hydrogen infrastructure as well as delivery of the hydrogen molecule, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining positive gross margins; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers and the terms of such agreements which may require us to pledge or escrow substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $10.2 million and $30.6 million for the three and nine months ended September 30, 2015, respectively, and $88.6 million, $62.8 million and $31.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and has an accumulated deficit of $968.6 million at September 30, 2015.

Net cash used in operating activities for the nine months ended September 30, 2015 was $37.3 million. Additionally, on September 30, 2015, we had cash and cash equivalents of $85.0 million and net working capital of $110.0 million. By comparison, at December 31, 2014, cash and cash equivalents was $146.2 million and net working capital was $167.0 million.

During 2015, restricted cash increased by $29.7 million as a result of new sale/leaseback transactions, as described in note 9.  During 2014, we received gross proceeds of $176.7 million from three underwritten public offerings.  Net proceeds after underwriting discounts and commissions and other estimated fees and expenses were $165.7 million.  In addition, during 2014 we received $18.3 million from the exercise of previously issued common stock warrants.

To date, we have funded our operations primarily through public and private offerings of common and preferred stock, a sale/leaseback of our building, and our previous line of credit. The Company believes that its current cash and cash equivalents, cash anticipated to be generated from future sales and, to the extent exercised, cash generated from the exercise of outstanding warrants will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding product sales, cost structure, cash burn rate and other operating assumptions.

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

Products and Services

The Company enters into revenue arrangements that may contain a combination of fuel cell systems and equipment, installation, service, maintenance, spare parts, hydrogen fueling and other support services. Revenue arrangements containing fuel cell systems and equipment may be sold, or leased to customers. For the above multiple deliverable arrangements, the Company accounts for each separate deliverable as a separate unit of accounting if the delivered item or items have value to the customer on a standalone basis. The Company considers a deliverable to have standalone value if the item is sold separately by us or another entity or if the item could be resold by the customer. The Company allocates revenue to each separate deliverable based on its relative selling price. For a majority of our deliverables, the Company determines relative selling prices using its best estimate of the selling price as vendor-specific objective evidence and third-party evidence is generally not available for the deliverables involved in its revenue arrangements due to a lack of a competitive environment in selling fuel cell technology. When determining estimated selling prices, the Company may consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar products and services, the Company’s ongoing pricing strategy and policies, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold, as applicable. The Company determines estimated selling prices for deliverables in its arrangements based on the specific facts and circumstances of each arrangement and analyzes the estimated selling prices used for its allocation of consideration of each arrangement.

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

Research and Development Contracts

Contract accounting is used for research and development contract revenue. The Company generally shares in the cost of these programs with cost sharing percentages ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of labor hours expended plus other reimbursable contract costs incurred during the period. All allowable work performed through the end of each calendar quarter is billed, subject to limitations in the respective contracts. We expect to continue research and development contract work that is directly related to our current product development efforts. At September 30, 2015 and December 31, 2014, the Company had unbilled amounts from research and development contract revenue in the amount of approximately $0.5 million and $1.0 million, respectively, which is included in other current assets in the accompanying unaudited consolidated balance sheets. Unbilled amounts are expected to be billed during the following quarter.

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

Joint Venture

Through July 31, 2015, we were party to a joint venture with Axane, under the name HyPulsion. The principal purpose of HyPulsion is to develop and sell hydrogen fuel cell systems for the European material handling market. On July 31, 2015 we purchased all of Axane’s equity interest in HyPulsion and now hold 100% of such interests. See note 4 regarding the acquisition of the remaining ownership interest of HyPulsion. Prior to the acquisition of HyPulsion, the Company had a zero basis in its investment.

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

Recent Accounting Pronouncements

In July 2015, an accounting update was issued that changes inventory measurement from lower of cost or market to lower of cost and net realizable value.  The new standard applies to inventory measured at first-in, first-out (FIFO) or average cost.  This accounting update is effective for the reporting periods beginning after December 15,

2016, and interim periods within those years.  We do not expect the adoption of this update to have a significant effect on our consolidated financial statements.

In August 2014, an accounting update was issued relating to how management assesses conditions and events that could raise substantial doubt about an entity’s ability to continue as a going concern. This accounting update is effective for reporting periods ending after December 15, 2016, and for annual and interim periods thereafter.  We do not expect the adoption of this update to have a significant effect on our consolidated financial statements.

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

4. Acquisition of HyPulsion

On July 24, 2015, the Company entered into a Share Purchase Agreement with Axane, pursuant to which on July 31, 2015, the Company (through a wholly-owned subsidiary) acquired Axane’s 80% equity interest in HyPulsion for $11.5 million, payable in shares of its common stock. In connection with the aforementioned agreement, the Company initially issued 4,781,250 shares of its common stock at closing. On August 26, 2015, the Company subsequently issued an additional 1,613,289 shares of common stock pursuant to a post-closing true-up provision, which was liability classified contingent consideration.  The fair value of these additional shares of $3.0 million was recognized as expense and is included in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2015, as (loss) gain on acquisition activity, net.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired, excluding goodwill:

Cash and cash equivalents	$1,811
Accounts receivable	917
Inventory	475
Prepaid expenses and other assets	746
Property and equipment	767
Identifiable intangibles	4,159
Accounts payable, accrued expenses, deferred revenue and other liabilities	(2,645)
Total net assets acquired, excluding goodwill	6,230

Intangible assets recognized as part of purchase accounting represent acquired technology and will be amortized on a straight line basis over ten years.

Goodwill associated with the acquisition represents expanded access to the European markets related to the sale of fuel cell technology for material handling equipment and was calculated as follows:

Consideration paid	$11,474
Add: fair value of prior interest	2,869
Less: net assets acquired	(6,230)
Total goodwill recognized	$(8,113)

As part of accounting for the acquisition, the Company recorded a gain to recognize the fair value of its 20% interest immediately prior to applying purchase accounting.  The gain of $2.9 million is included in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2015, as (loss) gain on acquisition activity, net.

Pro forma financial information with respect to the acquisition is not included as the impacts from the transaction are not material.

5. Earnings Per Share

The following table provides the components of the calculations of basic and diluted earnings per share (in thousands, except share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net loss attributable to common shareholders	$(10,238)	$(9,377)	$(30,568)	$(81,461)
Denominator:
Weighted average number of common shares outstanding	177,369,017	169,557,223	174,724,746	154,539,225

When the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share.

The potential dilutive common shares are summarized as follows:

	At September 30,
	2015	2014
Stock options outstanding	11,789,611	7,267,404
Restricted stock outstanding	395,558	433,336
Common stock warrants (1)	4,192,567	4,219,442
Preferred stock (2)	5,554,594	5,554,594
Number of dilutive potential common shares	21,932,330	17,474,776

(1)              During the three months ended September 30, 2015 and 2014, the Company granted 3,270,000 and 2,454,000 stock options, respectively.  During the nine months ended September 30, 2015 and 2014, the Company granted 3,920,000 and 3,140,000 stock options, respectively.

(2)              In May 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering.  As a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the number of warrants increased to 22,995,365.  Of these warrants, 192,467 and 219,349 were unexercised as of September 30, 2015 and 2014, respectively.  In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering.  Of these warrants, 100 were unexercised as of September 30, 2015 and 2014.  In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering.  Of these warrants, all are unexercised as of September 30, 2015 and 2014.  As of September 30, 2015, the remaining warrants have a weighted average exercise price of $3.86.

(3)              The preferred stock amount represents the dilutive potential common shares of the Series C redeemable convertible preferred stock issued on May 16, 2013 based on the conversion price of the preferred stock as of September 30, 2015.  Of the 10,431 preferred shares issued in May 2013, 5,200 had been converted to common stock as of September 30, 2015.

6.  Inventory

Inventory as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands)

	September 30, 2015	December 31, 2014
Raw materials and supplies	$20,211	$18,502
Work-in-process	6,495	237
Finished goods	4,806	5,997
	$31,512	$24,736

7. Income Taxes

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

Based upon recent IRC Section 382 studies, Section 382 ownership changes occurred that resulted in all but $59 million of the Company’s federal and state net operating loss carryforwards generated through September 30, 2015 to be subject to IRC Section 382 limitations. Of the net operating loss carryforwards subject to IRC Section 382 limitations, $13 million will not expire prior to utilization and are reflected in the Company’s gross deferred tax asset at September 30, 2015.

The ownership changes also resulted in net unrealized built in losses per IRS Notice 2003-65 which should result in recognized built in losses during the five year recognition period. These recognized built in losses will translate into unfavorable book to tax add backs in the Company’s 2015 to 2018 U.S. corporate income tax returns of approximately $16.0 million that resulted in a gross deferred tax liability of $6.1 million at September 30, 2015 with a corresponding reduction to the valuation allowance. This gross deferred tax liability will offset certain existing gross deferred tax assets (i.e. capitalized research expense). This has no impact on the Company’s current financial position, results of operations, or cash flows because of the full valuation allowance.

The Company’s remaining deferred tax assets have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other tax assets may not be realized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company had $0.4 million of interest and penalties accrued at September 30, 2015 and December 31, 2014, respectively.

8. Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

		Quoted Prices in Active	Significant	Significant
		Markets for Identical	Other Observable	Other Unobservable
		Items	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Balance at September 30, 2015

Common stock warrant liability	$4,793	$—	$—	$4,793

Balance at December 31, 2014

Common stock warrant liability	$9,418	$—	$—	$9,418

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

For our common stock warrants, fair value is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants:

	At September 30, 2015	At December 31, 2014

Risk-free interest rate	0.37%-1.01%	0.21%-1.35%
Volatility	55.93%-123.53%	119.16%-136.62%
Expected average term	0.67-3.30	1.42-4.04

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

	Fair Value
	Measurement Using
	Significant
	Unobservable Inputs
	Three months ended		Nine months ended
Common stock warrant liability	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Beginning of period	$6,982	$16,129	$9,418	$28,830
Change in fair value of common stock warrants	(2,167)	(485)	(4,603)	58,371
Issuance of common stock warrants	—	—	—	11,773
Exercise of common stock warrants	(22)	(115)	(22)	(83,445)
End of period	$4,793	$15,529	$4,793	$15,529

9. Commitments and Contingencies

Litigation

Legal matters are defended and handled in the ordinary course of business.  The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation, after taking into account insurance coverage and the aforementioned accruals, will have a material adverse impact on our results of operations, financial position, or cash flows.

Concentrations of credit risk

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers with whom the Company has initial commercial sales arrangements. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At September 30, 2015, three customers comprise approximately 46.6% of the total accounts receivable balance, with each customer individually representing 18.5%, 16.1% and 12.0% of total accounts receivable, respectively.  At December 31, 2014, four customers comprise approximately 69.9% of the total accounts receivable balance, with each customer individually representing 30.2%, 16.0%, 13.4% and 10.3% of total accounts receivable, respectively.

For the nine months ended September 30, 2015, 56.7% of total consolidated revenues were associated primarily with one customer.  For the nine months ended September 30, 2014, 36.6% of total consolidated revenues were associated primarily with two customers, with each representing 24.9% and 11.7% of total consolidated revenues, respectively.

Operating leases

As of September 30, 2015 and December 31, 2014, the Company has several non-cancelable operating leases that expire over the next six years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the years ending December 31, 2015 and thereafter, as of September 30, 2015 are (in thousands):

Remainder of 2015	$2,104
2016	8,415
2017	8,401
2018	8,239
2019	7,583
Thereafter	10,133
Total future minimum lease payments	$44,875

Restricted Cash

The Company has entered into sales/leaseback agreements associated with its products and services.  In connection with these agreements, cash of $29.2 million is required to be held in escrow or as collateral in connection with a letter of credit, which will be released over the lease term.

The Company also has letters of credit in the aggregate amount of $1.0 million associated with an agreement to provide hydrogen infrastructure and hydrogen to a customer at its distribution center and with a finance obligation from the sale/leaseback of its building.  Cash collateralizing these letters of credit is considered restricted cash.

Finance Obligation

During the three and nine months ended September 30, 2015, the Company received cash for future services to be performed associated with certain sales/leaseback agreements.  This cash is reported as restricted cash on the Company’s unaudited consolidated balance sheet at September 30, 2015. The portion of cash received representing amounts related to future services amounted to $8.9 million.  The short term portion of this amount of $1.5 million is included in other current liabilities, with the remaining balance included in finance obligations within the accompanying unaudited consolidated balance sheet at September 30, 2015.  The amount is amortized using the effective interest method.

Extended Maintenance Contracts

One of the critical estimates that management makes is the projection of service costs related to GenDrive units under extended maintenance contracts.  This estimate is important in management’s determination of whether a loss contract exists, as well as the amount of any loss.  A variety of assumptions are included in the estimates of future service costs, including the life of parts, failure rates of parts, and future costs of parts.  As management gains more experience with GenDrive units, these assumptions are continually updated.  Recently, management, through its field service technicians and engineering professionals, combined with input from our primary stack supplier, believes it has identified the main cause of periodic stack life degradation.  Stacks are a significant component of a GenDrive unit.  A resolution to this matter may significantly improve the longevity of stacks and provide more insight into the life of legacy stacks that are currently components of GenDrive units in the installed base. This insight will be factored into management’s assumptions when projecting future service costs in determining whether loss contracts exist for certain of our extended maintenance contracts.  At this time, management does not have sufficient information to estimate the costs related to this matter.  Once the necessary information is available, management will estimate the impact of this matter, if any, on its extended maintenance contracts.  This analysis could result in a charge to the Company’s consolidated statement of operations in the future.

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

Recent Developments

On July 24, 2015, the Company entered into a Share Purchase Agreement with Axane, pursuant to which on July 31, 2015, the Company (through a wholly-owned subsidiary) acquired Axane’s 80% equity interest in HyPulsion for $11.5 million, payable in shares of its common stock. In connection with the aforementioned agreement, the Company initially issued 4,781,250 shares of its common stock at closing. On August 26, 2015, the Company subsequently issued an additional 1,613,289 shares of common stock pursuant to a post-closing true-up provision, which was liability classified contingent consideration.  As a result of this acquisition, the Company now holds 100% of the equity interests in HyPulsion.

Results of Operations

Product revenue: Product revenue generally includes revenue from the sale of our GenDrive units, as well as revenue from ReliOn’s stationary backup power units.

Product revenue for the three months ended September 30, 2015 increased $5.4 million or 42.7%, to $18.0 million from $12.6 million for the three months ended September 30, 2014. The increase is due to 1,221 fuel cell systems in total that were recognized as revenue for the three months ended September 30, 2015, compared to 835 for the three months ended September 30, 2014, as well as product mix.  The revenue recognized included the effect of closing sales/leaseback transactions that involved 990 fuel cell systems for the three months ended September 30, 2015, as compared to 552 for the three months ended September 30, 2014.

Product revenue for the nine months ended September 30, 2015 increased $9.1 million or 31.9%, to $37.4 million from $28.3 million for the nine months ended September 30, 2014. The increase is due to 2,378 fuel cell systems in total that were recognized as revenue for the nine months ended September 30, 2015, compared to 1,687 for the nine months ended September 30, 2014, as well as product mix.  The revenue recognized included the effect of closing sales/leaseback transactions that involved 1,726 fuel cell systems for the nine months ended September 30, 2015, as compared to 851 for the nine months ended September 30, 2014.

Service revenue: Service revenue generally includes revenue from installation of hydrogen infrastructure, our service and maintenance contracts, hydrogen delivery contracts, spare parts, and leased units.

Service revenue for the three months ended September 30, 2015 increased $6.5 million or 94.4%, to $13.4 million from $6.9 million for the three months ended September 30, 2014. The increase is primarily related to an increase in the number of units covered by GenCare service contracts over the last year, when the Company introduced GenKey, a turn-key solution.  GenKey has led to an increase in the installed base of GenDrive units, as well as incremental GenFuel contracts, as our customer base grows and requires additional hydrogen deliveries and uptime maintenance. Also, the Company recognized revenue for hydrogen installations associated with seven sites during the three months ended September 30, 2015, as compared to three sites during the three months ended September 30, 2014.

Service revenue for the nine months ended September 30, 2015 increased $13.8 million or 102.9%, to $27.2 million from $13.4 million for the nine months ended September 30, 2014. The increase is generally due to the same reasons as for the three month period commented on above. Also, the Company recognized revenue for hydrogen installations associated with eleven sites during the nine months ended September 30, 2015, as compared to four sites during the nine months ended September 30, 2014.

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

Research and development contract revenue for the three months ended September 30, 2015 decreased $361 thousand, or 97.3%, to $10 thousand from $371 thousand for the three months ended September 30, 2014. The decrease is primarily related to a reduced effort on legacy funded projects that are complete or near completion.

Research and development contract revenue for the nine months ended September 30, 2015 decreased $732 thousand, or 70.0%, to $313 thousand from $1.0 million for the nine months ended September 30, 2014. The decrease is primarily related to a reduced effort on legacy funded projects that are complete or near completion.

Cost of product revenue: Cost of product revenue includes direct material and labor costs, warranty cost, and an allocation of overhead costs that relate to the manufacture of GenDrive products and ReliOn’s stationary backup power units.

Cost of product revenue for the three months ended September 30, 2015 increased 37.0%, or $4.1 million, compared to the three months ended September 30, 2014. The increase in cost is a result of the increase in the number of units shipped and recognized as revenue, however gross margin improved from 12.2% for the three months ended September 30, 2014 to 15.7% for the three months ended September 30, 2015.  This can be attributed to better leverage on the fixed cost base, supply chain and product design cost down programs, and manufacturing process improvements, offset by product and customer mix.

Cost of product revenue for the nine months ended September 30, 2015 increased 22.8%, or $5.7 million, compared to the nine months ended September 30, 2014. The increase in cost is a result of the increase in the number of units shipped and recognized as revenue, however gross margin improved from 11.9% for the nine months ended September 30, 2014 to 18.0% for the nine months ended September 30, 2015.  This can be attributed to the same initiatives as for the three month period above.

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

Cost of service revenue for the three months ended September 30, 2015 increased 75.8%, or $7.0 million, compared to the three months ended September 30, 2014.  The increase in the cost of service revenue was primarily related to the increase in the number of hydrogen sites installed and serviced and a higher number of GenFuel and GenCare service contracts, as noted in the service revenue section above.  Gross margin improved from (33.3)% for the three months ended September 30, 2014 compared to (20.5)% for the three months ended September 30, 2015.  The improvement in the margin can be attributed to better leverage on the fixed cost base, most significantly as it relates to the hydrogen sites, and improvement in unit performance, as evidenced by lower parts costs.

Cost of service revenue for the nine months ended September 30, 2015 increased 79.3%, or $15.2 million, compared to the nine months ended September 30, 2014.  Gross margin improved from (42.9)% for the nine months ended September 30, 2014 compared to (26.3)% for the nine months ended September 30, 2015.  The increase in the cost of service revenue and improvement in the margin was primarily due to the same drivers as for the three month period above.

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

Cost of research and development contract revenue for the three months ended September 30, 2015 decreased $689 thousand, or 98.6% compared to the three months ended September 30, 2014, and for the nine months ended September 30, 2015 decreased $1.5 million, or 80.3% compared to the nine months ended September 30, 2014. As noted above related to revenue, the decrease is primarily related to a reduced effort on legacy funded projects that are complete or near completion.

Research and development expense. Research and development expense includes: materials to build development and prototype units, cash and non-cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities.

Research and development expense for the three months ended September 30, 2015 increased $2.5 million, or 151.3% to $4.1 million, from $1.6 million for the three months ended September 30, 2014. This increase was primarily related to increased investments to support continued growth, product design and performance enhancement programs.

Research and development expense for the nine months ended September 30, 2015 increased $6.2 million, or 143.5% to $10.5 million, from $4.3 million for the nine months ended September 30, 2014. This increase was primarily related to increased investments noted in the three month period above, as well as costs associated with ReliOn which is only included in six of the nine months from the prior period.

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

Selling, general and administrative expenses for the three months ended September 30, 2015 increased $2.6 million, or 47.5%, to $8.2 million from $5.6 million for the three months ended September 30, 2014. This increase was primarily related to an increase in personnel related expenses to support the growth in the business, including an expanded salesforce and additional staffing in the executive and finance functions.  During the three months ended September 30, 2015 the Company completed the acquisition of HyPulsion.  Related acquisition and other European startup costs were $0.9 million. Amortization expense related to intangible assets was $0.1 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively.

Selling, general and administrative expenses for the nine months ended September 30, 2015 increased $9.1 million, or 61.7%, to $24.0 million from $14.8 million for the nine months ended September 30, 2014. This increase was primarily related to the same drivers as for the three month period above.  During the nine months ended September 30, 2015 the Company completed the acquisition of HyPulsion. Related acquisition and other European startup costs were $0.9 million. Amortization expense related to intangible assets was $0.8 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively.  Also, the prior period only includes costs associated with ReliOn for six of the nine months.

Interest and other income. Interest and other income consists primarily of interest earned on our cash, note receivable, and other income.

Compared to prior year periods, interest and other income decreased $600 thousand to $28 thousand for the three months ended September 30, 2015, and $631 thousand to $91 thousand for the nine months ended September 30, 2015. These decreases are not significant.

(Loss) gains on acquisition activity, net. During the three and nine months ended September 30, 2015, the Company recognized a gain of $2.9 million associated with the acquisition of HyPulsion and related step acquisition accounting. Also included in (loss) gains on acquisition activity, net is expense of $3.0 million associated with shares issued pursuant to a post-closing true up provision associated with the HyPulsion acquisition. During the nine months ended September 30, 2014, the Company recognized a gain on bargain purchase of $1.0 million associated with the acquisition of ReliOn.

Change in fair value of common stock warrant liability. We account for common stock warrants as common stock warrant liability with changes in the fair value reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three months ended September 30, 2015 resulted in a decrease in the associated warrant liability of $2.2 million as compared to a decrease of $0.5 million for the three months ended September 30, 2014. These variances are primarily due to changes in the Company’s common stock share price during the respective quarters, changes in volatility of our common stock, changes the number of warrants outstanding, and reducing remaining terms, which are significant inputs to the Black-Scholes valuation model.

The change in fair value of common stock warrant liability for the nine months ended September 30, 2015 resulted in a decrease in the associated warrant liability of $4.6 million as compared to an increase of $58.4 million for the nine months ended September 30, 2014. These variances are primarily due to changes in the Company’s common stock share price during the respective nine month periods, changes in volatility of our common stock, changes in the number of warrants outstanding, and reducing remaining terms, which are significant inputs to the Black-Scholes valuation model.

Interest and other expense. Interest and other expense consists of interest and other expenses related to interest on obligations under capital lease and our finance obligation, as well as foreign currency exchange gain (loss).

Compared to prior year periods, interest and other expense decreased $57 thousand to $36 thousand for the three months ended September 30, 2015, and $119 thousand to $186 thousand for the nine months ended September 30, 2015. These decreases are not significant.

Income taxes.  We did not report a benefit for federal and state income taxes in the unaudited interim consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized.  As needed, the Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, funding the growth in our GenKey “turn-key” solution which also includes the installation of our customer’s hydrogen infrastructure as well as delivery of the hydrogen molecule, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining positive gross margins; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers and the terms of such agreements which may require us to pledge or escrow substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $10.2 million and $30.6 million for the three and nine months ended September 30, 2015, and $88.6 million, $62.8 million and $31.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and has an accumulated deficit of $968.6 million at September 30, 2015.

During the nine months ended September 30, 2015, cash used for operating activities was $37.3 million, consisting primarily of a net loss attributable to the Company of $30.5 million, coupled with working capital net outflows of $10.5 million.  The investment in working capital primarily was related to inventory build to meet our backlog, as well as units shipped but not recognized as revenue in the quarter. On September 30, 2015, we had cash and cash equivalents of $85.0 million and net working capital of $110.0 million. By comparison, at December 31, 2014, cash and cash equivalents was $146.2 million and net working capital was $167.0 million.

Cash used by investing and financing activities for the nine months ended September 30, 2015 included purchases of equipment, exercises of stock options and payments on capital lease and finance obligations.  In addition, during 2015, the Company signed sales/leaseback agreements, which required cash held in escrow of $29.7 million, which is presented as restricted cash on the consolidated balance sheet.

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

Several key indicators of liquidity are summarized in the following table (in thousands):

	Nine months	Year
	ended or at	ended or at
	September 30, 2015	December 31, 2014
Cash and cash equivalents at end of period	$85,009	$146,205
Working capital at end of period	110,036	167,039
Net loss attributable to common shareholders	30,568	88,644
Net cash used in operating activities	37,296	40,780
Purchase of property, plant and equipment	2,902	1,413
Net cash (used in) provided by financing activities	(22,858)	182,923

Operating Leases

As of September 30, 2015 and December 31, 2014, the Company has several non-cancelable operating leases that expire over the next six years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the years ending December 31, 2015 and thereafter, as of September 30, 2015 are (in thousands):

Remainder of 2015	$2,104
2016	8,415
2017	8,401
2018	8,239
2019	7,583
Thereafter	10,133
Total future minimum lease payments	$44,875

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, intangible assets, product warranty reserves, unbilled revenue, common stock warrants, income taxes, contingencies, and purchase accounting. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

One of the critical estimates that management makes is the projection of service costs related to GenDrive units under extended maintenance contracts.  This estimate is important in management’s determination of whether a loss contract exists, as well as the amount of any loss.  A variety of assumptions are included in the estimates of future service costs, including the life of parts, failure rates of parts, and future costs of parts.  As management gains more experience with GenDrive units, these assumptions are continually updated.  Recently, management, through its field service technicians and engineering professionals, combined with input from our primary stack supplier, believes it has identified the main cause of periodic stack life degradation.  Stacks are a significant component of a GenDrive unit.  A resolution to this matter may significantly improve the longevity of stacks and provide more insight into the life of legacy stacks that are currently components of GenDrive units in the installed base. This insight will be factored into management’s assumptions when projecting future service costs in determining whether loss contracts exist for certain of our extended maintenance contracts.  At this time, management does not have sufficient information to estimate the costs related to this matter.  Once the necessary information is available, management will estimate the impact of this matter, if any, on its extended maintenance contracts.  This analysis could result in a charge to the Company’s consolidated statement of operations in the future.

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

Recent Accounting Pronouncements

In July 2015, an accounting update was issued that changes inventory measurement from lower of cost or market to lower of cost and net realizable value.  The new standard applies to inventory measured at first-in, first-out (FIFO) or average cost.  This accounting update is effective for the reporting periods beginning after December 15,

2016, and interim periods within those years.  We do not expect the adoption of this update to have a significant effect on our consolidated financial statements.

In August 2014, an accounting update was issued relating to how management assesses conditions and events that could raise substantial doubt about an entity’s ability to continue as a going concern. This accounting update is effective for reporting periods ending after December 31, 2016 and for interim and annual periods thereafter. We do not expect the adoption of this update to have a significant effect on our consolidated financial statements.

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

Our exposure to changes in foreign currency rates is primarily related to sourcing inventory from foreign locations and operations of HyPulsion. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location. The Company reviews the level of foreign content as part of its ongoing evaluation of overall sourcing strategies and considers the exposure to be not significant.  Our HyPulsion exposure presently is mitigated by low levels of operations presently and its sourcing is primarily intercompany in nature and denominated in U.S. dollar.

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

PART II.  OTHER INFORMATION

Item 1 — Legal Proceedings

An action has been brought in New York State Supreme Court by General Electric Co. (GE) and an affiliate against the Company seeking $1 million that GE claims is due under an indemnification agreement between GE and the Company.  GE seeks indemnification for funds it paid to settle a claim with Soroof Trading Development Co., an entity that had paid funds to GE to become a distributor of the Company’s products.  The Company is vigorously defending the action.

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

Our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers may affect our sales, profitability and liquidity.

Customers representing most of our revenue lease, rather than purchase, our products.  These lease arrangements require us to finance the purchase of such products, either ourselves or through third-party financing sources.  For example, approximately $29.2 million of our cash is currently pledged or escrowed as collateral to support such leasing arrangements, which prevents us from using such cash for other purposes.  To date, we have been successful in obtaining or providing the necessary financing arrangements. There is no certainty, however, that we will be able to continue to obtain or provide adequate financing for these arrangements on acceptable terms, or at all, in the future. Failure to obtain or provide such financing may result in the loss of material customers and product sales, which could have a material adverse effect on our business, financial condition and results of operations.  Further, if we are required to continue to pledge or escrow a substantial amounts of our cash to support these financing arrangements, such cash will not be available to us for other purposes, which may have a material adverse effect on our liquidity and financial position.

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

(3)        Incorporated by reference to the Company’s current Report on Form 8-K dated July 23, 2014.

(4)        Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.

(5)        Incorporated by reference to the Company’s current Report on Form 8-A dated June 24, 2009.

(6)        Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013.

(7)        Filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Interim Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Interim Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014; (iii) Interim Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2015 and 2014; (iv) Interim Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2015; (v) Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014; and (vi) related notes, tagged as blocks of text.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 9, 2015	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)