Form 10-K
period 2015-12-31
PLUG POWER INC
filed 2016-03-15
CIK 1093691

Use these links to rapidly review the document

INDEX TO FINANCIAL

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2015 was $421,918,775.

         As of March 7, 2016, 180,109,038 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

PART I

Forward-Looking Statements

        The following discussion should be read in conjunction with our accompanying Consolidated Financial Statements and Notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "continue," "estimate," "expect," "intend," "may," "should," "will," "would," "plan," "projected" or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability; the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue, in whole or in part; the risk that a loss of one or more of our major customers could result in a material adverse effect on our financial condition; the risk that a sale of a significant number of shares of stock could depress the market price of our common stock; the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability; the risk of potential losses related to any product liability claims or contract disputes; the risk of loss related to an inability to maintain an effective system of internal controls; our ability to attract and maintain key personnel; the risks related to the use of flammable fuels in our products; the risk that pending orders may not convert to purchase orders, in whole or in part; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers; the ability to achieve the forecasted gross margin on the sale of our products; the cost and availability of fuel and fueling infrastructures for our products; the risk of elimination of government subsidies and economic incentives for alternative energy products; market acceptance of our products and services, including GenDrive units; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully market, distribute and service our products and services internationally; our ability to improve system reliability for our products; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; the risks associated with potential future acquisitions; the volatility of our stock price; and other risks and uncertainties discussed under Item IA—Risk Factors. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

Item 1.    Business

  Background

        Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen fuel cell systems used primarily for the material handling and stationary power market.

        We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as liquid petroleum gas, or LPG, natural gas, propane, methanol, ethanol, gasoline or biofuels. Plug Power develops complete hydrogen delivery, storage and refueling solutions for customer locations. Hydrogen can also be obtained from the electrolysis of water, or produced on-site at consumer locations through a process known as reformation. Currently the Company obtains hydrogen by purchasing it from fuel suppliers.

        We provide and continue to develop fuel cell product solutions to replace lead-acid batteries in material handling vehicles and industrial trucks for some of the world's largest distribution and manufacturing businesses with a primary focus on North America. We are focusing our efforts on material handling applications (forklifts) at multi-shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Our current product line includes: GenDrive, our hydrogen fueled PEM fuel cell system providing power to material handling vehicles; GenFuel, our hydrogen fueling delivery system; GenCare, our ongoing maintenance program for both the GenDrive fuel cells and GenFuel products; ReliOn, our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors; GenKey, our turn-key solution coupling together GenDrive or ReliOn, GenFuel and GenCare, offering complete simplicity to customers transitioning to fuel cell power; and GenFund, a collaboration with leasing organizations to provide cost efficient and seamless financing solutions to customers.

        We provide our products worldwide, with a primary focus on North America, through our direct product sales force, leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks. Through July 31, 2015, we were a party to a joint venture based in France with Axane, S.A. (Axane), a subsidiary of Air Liquide, under the name HyPulsion, to develop and sell hydrogen fuel cell systems for the European material handling market. On July 31, 2015 we purchased all of Axane's equity interest in HyPulsion and now hold 100% of such interests. See note 4 of the Company's consolidated financial statements regarding our acquisition of the remaining ownership of HyPulsion. Prior to the acquisition the Company had a zero basis in its equity investment.

        We were organized as a corporation in the State of Delaware on June 27, 1997.

        Unless the context indicates otherwise, the terms "Company," "Plug Power," "we," "our" or "us" as used herein refers to Plug Power Inc. and its subsidiaries.

  Business Strategy

        We are committed to developing effective, economical and reliable fuel cell related products, systems and services for businesses and government agencies. Building on our substantial fuel cell application and product integration experience, we are focused on generating strong relationships with customers who value increased reliability, productivity and energy security.

        Our business strategy leverages our unique fuel cell application and integration knowledge to identify early adopter markets for which we can design and develop innovative systems and customer solutions that provide superior value, ease-of-use and environmental design.

        We have made significant progress in penetrating the material handling market, supported through the deployment of over 10,300 GenDrive units into commercial applications. We believe we have developed reliable products which allow the end customers to eliminate incumbent power sources from their operations, and realize their sustainability objectives through clean energy alternatives. In addition, we have deployed our GenKey hydrogen and fuel cell solution to multiple customer sites.

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

        Our longer-term objectives are to deliver economic, social, and environmental benefits in terms of reliable, clean, cost-effective fuel cell solutions and, ultimately, productivity.

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

  Business Organization

        We manage our business as a single operating segment, emphasizing shared learning across end-user applications and common supplier/vendor relationships.

  Products and Services

        We provide and continue to develop hydrogen and fuel cell product solutions to replace lead-acid batteries in material handling vehicles and industrial trucks for some of North America's largest distribution and manufacturing businesses. We are focusing our efforts on material handling applications (forklifts) at multi-shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products prove valuable with telecommunications, transportation and utility customers as a robust, reliable and sustainable power solution. Our current products and services include:

  GenKey:    Introduced in 2014, GenKey is our turn-key solution offering complete simplicity to customers transitioning their material handling vehicles to fuel cell power. GenKey provides a "one-stop shopping" option for our customers, combining GenDrive next-generation fuel cells with our GenFuel and GenCare products, described more fully below. Our GenKey offering allows us to handle power, fueling, and service for our customers, which in turn allows the customers to focus on their business and productivity. Financing options are available to GenKey customers via our GenFund platform.

  GenDrive:    GenDrive is our primary product line, a hydrogen fueled PEM fuel cell system providing power to material handling vehicles. Income is generated from both the sale of GenDrive systems and the providing of power generating equipment via a Power Purchase Agreement.

  GenFuel:    GenFuel is our hydrogen fueling delivery system, designed to allow customers to easily refuel our GenDrive units for maximum productivity. We also sell fuel delivered to customers sourced from industrial gas suppliers.

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

  GenFund:    GenFund represents a collaboration between Plug Power and recognized asset leasing organizations to provide cost efficient and seamless financing solutions to customers.

        To promote fuel cell adoption and maintain post-sale customer satisfaction, we offer a range of service and support options through extended maintenance contracts. Additionally, customers may waive our service option, and choose to service their systems independently. A high percentage of fuel cells sold in recent years were bundled with maintenance contracts. As a result, only 3% of fuel cells deployed are still under standard warranty that is not a part of an extended maintenance contract.

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

        Orders for the Company's products and services in 2015 approximated $205.3 million compared to total orders in 2014 of $151.4 million. The Company's backlog for products and services as of December 31, 2015 was approximately $235.6 million, compared to the Company's backlog as of December 31, 2014 of approximately $133.4 million. The Company's backlog at any given time is comprised of products, hydrogen installations, maintenance services, and hydrogen fuel deliveries. The specific elements of the backlog will vary in terms of timing of delivery and can vary between 90 days to 10 years, with products and hydrogen installations being delivered near term and maintenance services and hydrogen fuel deliveries being delivered over a longer period of time. Historically, shipments made against these product orders generally occur between ninety days and twenty-four months from the date of acceptance of the order.

        For the year ended December 31, 2015, the only customer exceeding 10% of total consolidated revenues was Walmart, which accounted for 56.7% of our total consolidated revenues. A loss or decline in business with this customer could have an adverse impact on our business, financial condition and results of operations.

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

  Distribution, Marketing and Strategic Relationships

        We have developed strategic relationships with well-established companies in key areas including distribution, service, marketing, supply, technology development and product development. We sell our products worldwide, with a primary focus on North America, through our direct product sales force, original equipment manufacturers, or OEMs, and their dealer networks. Additionally, we operate in Europe under the name HyPulsion, to develop and sell hydrogen fuel cell systems for the European material handling market.

  Competition

        We are confronted by aggressive competition in all areas of our business. The markets we address for motive power are characterized by the presence of well-established battery and combustion generator products. Over the past several years, there has been price competition in these markets. In addition to overall pricing, the principal competitive factors in the markets in which we operate include product features, including size and weight, relative price and performance, product quality and reliability, design innovation, marketing and distribution capability, service and support and corporate reputation.

        In the material handling market, we believe our GenDrive products have an advantage over lead-acid batteries for customers who run high-throughput distribution centers and manufacturing locations with multi-shift operations by offering increased productivity with lower operational costs. However, we expect competition in this space to intensify as competitors attempt to imitate our approach with their own offerings. These competitors may have greater resources than we currently have.

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

        We have a total of 161 issued patents currently active with the USPTO. At the close of 2015, we had two U.S. patent applications pending. Additionally, we have 12 trademarks registered with the USPTO and no trademark applications pending.

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

        In addition, product safety standards have been established by the American National Standards Institute, or ANSI, covering the overall fuel cell system. The class 1, 2 and 3 GenDrive products are designed with the intent of meeting the requirements of UL 2267 "Fuel Cell Power Systems for Installation in Industrial Electric Trucks" and NFPA 505 "Fire Safety Standard for Powered Industrial Trucks". The hydrogen tanks used in these systems have been either certified to ANSI/CSA NGV2-2007 "Compressed Natural Gas Vehicle Fuel Containers" or ISO/TS 15869 "Gaseous hydrogen and hydrogen blends—Land vehicle fuel tanks". We will continue to design our GenDrive products to meet ANSI and/or other standards in 2016. We certified several models of Class 1, 2 and 3 GenDrive products to the requirements of the CE mark with guidance from a European certified body. The hydrogen tanks used in these systems are certified to the Pressure Equipment Directive by a European certified body.

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

  Raw Materials and Suppliers

        Most components essential to our business are generally available from multiple sources. We currently obtain certain components including, but not limited to, fuel cell stack materials, and other hydrogen components from single or limited sources. We are, however, evaluating and testing alternate component sources.

        We are party to supply agreements with suppliers for fuel cell stacks and stack components which provide for terms through December 31, 2017. Under these agreements, we are not obligated to purchase fuel cell stacks solely from these suppliers and may purchase from alternate suppliers. In addition, in 2015, we began to produce fuel cell stacks and expect to both source them externally and produce them internally for the foreseeable future.

        We believe there are component suppliers and manufacturing vendors whose loss to us could have a material adverse effect upon our business and financial condition. Such vendors include sources of our fuel cell stacks. We are mitigating these potential risks by introducing alternate system architectures which we expect will allow us to diversify our supply chain with multiple fuel cell stack and air supply component vendors. We are also working closely with these vendors and other key suppliers on coordinated product introduction plans, strategic inventories, and internal and external manufacturing schedules and levels.

  Research and Development

        Because the fuel cell industry is characterized by its early state of adoption, our ability to compete successfully is heavily dependent upon our ability to ensure a continual and timely flow of competitive products, services, and technologies to the marketplace. We continue to develop new products and technologies and to enhance existing products in the areas of cost, size, weight, and in supporting service solutions in order to drive further commercialization.

        We may expand the range of our product offerings and intellectual property through licensing and/or acquisition of third-party business and technology. Our research and development expense totaled $14.9 million, $6.5 million and $3.1 million in 2015, 2014 and 2013, respectively. We also had cost of research and development contract revenue of $0.5 million, $3.2 million and $2.5 million in 2015, 2014 and 2013, respectively. These expenses represent the cost of research and development programs that are partially funded under cost reimbursement research and development arrangements with third parties and are reported within other cost of revenue on the consolidated statements of operations.

  Employees

        As of December 31, 2015, we had 439 employees, including 95 temporary employees. We consider our relationship with our employees to be positive.

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

        The markets for energy products are intensely competitive. Some of our competitors in the motive power sector (predominantly incumbent technologies) are much larger than we are and may have the manufacturing, marketing and sales capabilities to complete research, development and commercialization of profitable, commercially viable products more quickly and effectively than we can. There are many companies engaged in all areas of traditional and alternative energy generation in the

United States, Canada and abroad, including, among others, major electric, oil, chemical, natural gas, battery, generator and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. These firms are engaged in forms of power generation such as advanced battery technologies, generator sets, fast charged technologies and other types of fuel cell technologies. Technological advances in alternative energy products, battery systems or other fuel cell technologies may make our products less attractive or render them obsolete.

We depend on a concentration of anchor customers for the majority of our revenues and the loss of any one or more of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, financial condition, results of operations and cash flows.

        We sell most of our products to a range of customers that include a few anchor customers, and while we are continually seeking to expand our customer base, we expect this will continue for the next several years. At December 31, 2015, two customers comprise approximately 50.9% of the total accounts receivable balance, with each customer individually representing 38.5% and 12.4% of total accounts receivable, respectively. At December 31, 2014, four customers comprise approximately 69.9% of the total accounts receivable balance, with each customer individually representing 30.2%, 16.0%, 13.4% and 10.3% of total accounts receivable, respectively. For the year ended December 31, 2015, 56.7% of total consolidated revenues were associated primarily with Walmart. For the year ended December 31, 2014, 37.2% of total consolidated revenues were associated primarily with Walmart and Volkswagen, representing 24.1% and 13.1% of total consolidated revenues, respectively. For the year ended December 31, 2013, comprised 33.2% of our total consolidated revenues were associated with primarily three customers, with Mercedes-Benz, Procter & Gamble, and Lowe's representing 11.6%, 11.2%, and 10.4% of total consolidated revenues, respectively. Any decline in business with significant customers could have an adverse impact on our business, financial condition and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers. Any fluctuations in demand from such customers or other customers may negatively impact our business, financial condition and results of operations. If we are unable to broaden our customer base and expand relationships with potential customers, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues, business, financial condition, results of operations and cash flows. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including: a slowdown or delay in a customer's deployment of our products could significantly reduce demand for our products; reductions in a single customer's forecasts and demand could result in excess inventories; the current or future economic conditions could negatively affect one or more of our major customers and cause them to significantly reduce operations, or file for bankruptcy; consolidation of customers can reduce demand as well as increase pricing pressure on our products due to increased purchasing leverage; each of our customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules; and concentration of accounts receivable credit risk, which could have a material adverse effect on our business, financial condition, results of operations and cash flows if one of our major customers declared bankruptcy or delayed payment of their receivables.

The reduction or elimination of government subsidies and economic incentives for alternative energy technologies could reduce demand for our products, lead to a reduction in our revenues, and adversely impact our operating results.

        We believe that the near-term growth of alternative energy technologies is affected by the availability and size of government and economic incentives. Many of these government incentives expire, phase out over time, may exhaust the allocated funding, or require renewal by the applicable authority. In addition, these incentive programs could be reduced or discontinued for other reasons.

For example, the investment tax credit is currently scheduled to expire on December 31, 2016. The reduction, elimination, or expiration of the investment tax credit or other government subsidies and economic incentives may result in the diminished economic competitiveness of our products to our customers and could materially and adversely affect the growth of alternative energy technologies, including our products, as well as our future operating results and liquidity.

The loss of one or more of our key supply partners or any material change in their product costs, product performance, or product availability could have a material adverse effect on our business.

        We have certain key suppliers who we rely on for critical components in our products, and there are numerous other components for our products that are sole sourced. A supplier's failure to develop and supply components in a timely manner or at all, or to develop or supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our products. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

        In addition, commodity prices and supply levels affect our costs. For example, platinum is a key material in our PEM fuel cells. Platinum is a scarce natural resource and we are dependent upon a sufficient supply of this commodity. Any shortages could adversely affect our ability to produce commercially viable fuel cell systems and significantly raise our cost of producing our fuel cell systems. While we do not anticipate significant near- or long-term shortages in the supply of platinum, a shortage could adversely affect our ability to produce commercially viable PEM fuel cells or raise our cost of producing such products.

We have incurred losses, anticipate continuing to incur losses and might never achieve or maintain profitability.

        We have not achieved operating profitability in any quarter since our formation and we will continue to incur net losses until we can produce sufficient revenue to cover our costs. Our net losses attributable to the Company were approximately $55.7 million in 2015, $88.5 million in 2014, $62.7 million in 2013, $31.9 million in 2012, and $27.5 million in 2011. As of December 31, 2015, we had an accumulated deficit of $993.9 million. We anticipate that we will continue to incur losses until we can produce and sell our products on a large-scale and cost-effective basis. We cannot guarantee when we will operate profitably, if ever. In order to achieve profitability, management must successfully execute our planned path to profitability in the early adoption markets on which we are focused. The hydrogen infrastructure that is needed to support our growth readiness and cost efficiency must be available and cost efficient. We must continue to shorten the cycles in our product roadmap with respect to improvement in product reliability and performance that our customers expect. We must execute on successful introduction of our products into the market. We must accurately evaluate our markets for, and react to, competitive threats in both other technologies (such as advanced batteries) and our technology field. Finally, we must continue to lower our products' build costs and lifetime service costs. If we are unable to successfully take these steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We may require additional capital funding and such capital may not be available to us.

        We have experienced recurring operating losses and as of December 31, 2015, we had an accumulated deficit of approximately $993.9 million. On December 31, 2015, we had cash and cash equivalents of $64.0 million, restricted cash of $47.8 million and net working capital of $88.5 million. This compares to $146.2 million, $0.5 million and $167.0 million, respectively, on December 31, 2014. Restricted cash becomes available to us as we perform in accordance with the related leasing agreements.

        Our cash requirements relate primarily to working capital needed to operate and grow our business, including servicing operating lease agreements, funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, funding the growth in our GenKey "turn-key" solution which also includes the installation of our customer's hydrogen infrastructure as well as delivery of the hydrogen fuel, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining positive gross margins; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers and the terms of such agreements which may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations. As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

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

        Customers representing most of our revenue lease, rather than purchase, our products. These lease arrangements require us to finance the purchase of such products, either ourselves or through third-party financing sources. For example, approximately $46.8 million of our cash is currently pledged or restricted to support such leasing arrangements, which prevents us from using such cash for other purposes. To date, we have been successful in obtaining or providing the necessary financing arrangements. There is no certainty, however, that we will be able to continue to obtain or provide adequate financing for these arrangements on acceptable terms, or at all, in the future. Failure to obtain or provide such financing may result in the loss of material customers and product sales, which could have a material adverse effect on our business, financial condition and results of operations. Further, if we are required to continue to pledge or restrict substantial amounts of our cash to support these financing arrangements, such cash will not be available to us for other purposes, which may have a material adverse effect on our liquidity and financial position.

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

        Our products and services depend largely on the availability of hydrogen gas. We are dependent upon hydrogen suppliers for success with the profitable commercialization of our products and services. Although we will continue to work with hydrogen suppliers to mutually agree on terms for our customers, including, but not limited to, the competitiveness of the price of the hydrogen fuel, liquid hydrogen, hydrogen infrastructure and service costs, to the benefit of our product value proposition, ultimately we have no control over such third parties. If these fuels are not readily available or if their prices are such that energy produced by our products costs more than energy provided by other sources, then our products could be less attractive to potential users and our products' value proposition could be negatively affected. If hydrogen suppliers elect not to participate in the material handling market, there may be an insufficient supply of hydrogen for this market that could negatively affect our sales and deployment of our products and services.

Our purchase orders may not ship, be commissioned or installed, or convert to revenue, and our pending orders may not convert to purchase orders, which may have a material adverse effect on our revenue and cash flow.

        Some of the orders we accept from customers require certain conditions or contingencies to be satisfied, or may be cancelled, prior to shipment or prior to commissioning or installation, some of which are outside of our control. Historically, shipments made against these orders have generally occurred between ninety days and twenty-four months from the date of acceptance of the order. Orders for the Company's products and services in 2015 approximated $205.3 million compared to total orders in 2014 of $151.4 million. The Company's backlog for products and services as of December 31, 2015 was approximately $235.6 million, compared to the Company's backlog as of December 31, 2014 of approximately $133.4 million. The time periods from receipt of an order to shipment date and installation vary widely and are determined by a number of factors, including the terms of the customer contract and the customer's deployment plan. There may also be product redesign or modification requirements that must be satisfied prior to shipment of units under certain of our agreements. If the redesigns or modifications are not completed, some or all of our orders may not ship or convert to revenue. We also have publicly discussed anticipated, pending orders with prospective customers; however, those prospective customers may require certain conditions or contingencies to be satisfied prior to issuing a purchase order to us, some of which are outside of our control. Such conditions or contingencies that may be required to be satisfied before we receive a purchase order may include, but are not limited to, successful product demonstrations or field trials. Converting orders into revenue is also dependent upon our customers' ability to obtain financing. Some conditions or contingencies that are out of our control may include, but are not limited to, government tax policy, government funding programs, and government incentive programs. Additionally, some conditions and contingencies may extend for several years. We may have to compensate customers, by either reimbursement, forfeiting portions of associated revenue, or other methods depending on the terms of the customer contract, based on the failure on any of these conditions or contingencies. While not probable, this could have an adverse impact on our revenue and cash flow.

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

Certain component quality issues have resulted in adjustments to our warranty reserves and the accrual for loss contracts, which negatively impacted our results, and unanticipated future product reliability and quality issues could impair our ability to service long-term warranty and maintenance contracts profitably.

        Quality issues have arisen with respect to certain components in certain products that are currently being used at customer sites. The product and service revenue contracts we entered into generally represent either extended maintenance contracts or include a one-to-two-year product warranty to customers from date of installation. Currently 84% of our fuel cells deployed are under extended maintenance and only 3% of our fuel cells deployed are still under standard warranty. We have had to retrofit units subject to component quality issues with replacement components that will improve the reliability of our products for our customers. As a result, we recorded a provision for loss contracts related to service in the fourth quarter of 2015 for $10.1 million. If any unanticipated additional quality issues or warranty claims arise, additional material charges may be incurred in the future. We continue to work with our vendors on these component issues to recover charges taken and improve quality and reliability of components to prevent a reoccurrence of the isolated quality issues we have experienced. Quality issues also could cause profitable maintenance contracts to become unprofitable. When applicable, we are required to recognize such losses once identified. We will continue to evaluate our contracts for potential adjustments to our accruals in the future.

        In addition, from time to time the Company experiences other unexpected design or product performance issues. The Company makes significant investment in the continued improvement of our products and maintains appropriate warranty reserves for known and unexpected issues; however, unknown malfunctions or design defects could result in unexpected material liabilities and could adversely affect our business, financial condition, results of operation, cash flows and prospects. In addition, a well-publicized actual or perceived problem could adversely affect the market's perception of our products resulting in a decline in demand for our products and could divert the attention of our management, which may materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

        The market price of our common stock has historically experienced and may continue to experience significant volatility. In 2015, the sales price of our common stock fluctuated from a high of $3.38 per share to a low of $1.56 per share. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities' analysts' recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders, including one or more of our strategic partners, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Such market price volatility could adversely affect our ability to raise additional capital. In addition, we may be subject to additional securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

        We have begun to market, distribute, sell and service our product offerings internationally. We have limited experience operating internationally, including developing and manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign sub-distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates. Also, to the extent our operations and assets are located in foreign countries, they are potentially subject to nationalization actions over which we will have no control.

        For example, we operate in France under the name HyPulsion to develop and sell hydrogen fuel cell systems for the European material handling market. However, for the reasons discussed above, HyPulsion may not be able to accomplish its goals or become profitable.

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

        As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the Exchange Act), the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this requirement, significant resources and management oversight may be necessary.

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

We are increasingly dependent on technology in our operations and, if our technology fails, our business could be adversely affected.

        We may experience problems with the operation of our current information technology systems or the technology systems of third parties on which we rely, as well as the development and deployment of new information technology systems, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected cost savings. Despite the implementation of network security measures, our information technology could be penetrated by outside parties (such as computer hackers or cyber terrorists) intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in a loss of assets or reputational damage. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws.

Our products use flammable fuels that are inherently dangerous substances.

        Our fuel cell systems use natural gas and hydrogen gas in catalytic reactions. While our products do not use this fuel in a combustion process, natural gas and hydrogen gas are flammable fuels that could leak and combust if ignited by another source. Further, while we are not aware of any significant accidents involving our products, any such accidents involving our products or other products using similar flammable fuels could materially suppress demand for, or heighten regulatory scrutiny of, our products.

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

Item 1B.    Unresolved Staff Comments

        There are no unresolved comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our year ended December 31, 2015.

Item 2.    Properties

        Our principal offices are located in Latham, New York. We lease a 140,000 square foot facility that includes our general office building, our manufacturing facility, and our research and development center. In addition, we lease a 29,200 square foot facility in Spokane, Washington that includes an office building and a manufacturing facility. See note 16, Commitments and Contingencies of the Consolidated Financial Statements, Part II, Item 8 of this Form 10-K for further discussion of the leases. We believe that our facilities are sufficient to accommodate our anticipated production volumes for at least the next two years.

Item 3.    Legal Proceedings

        An action has been brought in New York State Supreme Court by General Electric Co. (GE) and an affiliate against the Company seeking $1 million that GE claims is due under an indemnification agreement between GE and the Company. GE seeks indemnification for funds it paid to settle a claim with Soroof Trading Development Co., an entity that had paid funds to GE to become a distributor of the Company's products. The Company is vigorously defending the action.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        During the year ended December 31, 2014, we issued 74,863 shares of our common stock in connection with matching contributions under our 401(k) Savings & Retirement Plan. We did not issue any shares in 2015. The issuance of these shares is exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended.

        Market Information.    Our common stock is traded on the NASDAQ Capital Market under the symbol "PLUG." As of March 7, 2016, there were approximately 615 record holders of our common stock. However, management believes that a significant number of shares are held by brokers under a "nominee name" and that the number of beneficial shareholders of our common stock exceeds 100,942. The following table sets forth the high and low sale price per share of our common stock as reported by the NASDAQ Capital Market for the periods indicated:

	Sales prices
	High	Low
2015
1st Quarter	$3.38	$2.42
2nd Quarter	$2.85	$2.32
3rd Quarter	$2.85	$1.56
4th Quarter	$2.98	$1.76
2014
1st Quarter	$11.72	$1.89
2nd Quarter	$8.37	$3.62
3rd Quarter	$6.47	$4.00
4th Quarter	$5.48	$2.60

        Dividend Policy.    We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.

        Five-Year Performance Graph.    Below is a line graph comparing the percentage change in the cumulative total return of the Company's common stock, based on the market price of the Company's common stock, with the total return of companies included within the NASDAQ Clean Edge Green Energy Index (CELS) and the companies included within the Russell 2000 Index (RUT) for the period commencing December 31, 2010 and ending December 31, 2015. The Company has elected to replace the NASDAQ Market Index (NQUSBT) and the Russell 3000 Technology Index with the NASDAQ Clean Edge Green Energy Index (CELS) and the Russell 2000 Index (RUT), respectively, as these indexes are more representative of companies with market capitalizations that are comparable to the Company's. In this year of transition, we have also presented the total returns of the NASDAQ Market Index (NQUSBT). With respect to the Russell 3000 Technology Index, total returns for 2015 were not presented as that information is no longer available. The calculation of the cumulative total return assumes a $100 investment in the Company's common stock, the NASDAQ Clean Edge Green Energy Index (CELS), the Russell 2000 Index (RUT), the NASDAQ Market Index (NQUSBT), and the Russell 3000 Technology Index on December 31, 2010 and the reinvestment of all dividends, if any.

Index	2010	2011	2012	2013	2014	2015
Plug Power Inc.	$100.00	$55.14	$13.51	$41.89	$81.08	$57.03
NASDAQ Clean Edge Green Energy Index	$100.00	$59.53	$58.57	$107.74	$104.75	$94.72
Russell 2000 Index	$100.00	$94.60	$107.03	$146.24	$152.48	$142.91
NASDAQ Market Index (NQUSBT)	$100.00	$100.31	$116.79	$155.90	$175.33	$176.17
Russell 3000 Technology Index	$100.00	$98.70	$109.39	$138.39	$162.76

        See also Part III Item 12 in this Annual Report on Form 10-K for additional detail related to security ownership and related stockholder matters, and for additional detail on equity compensation plan matters.

Item 6.    Selected Financial Data

        The following tables set forth selected financial data and other operating information of the Company. The selected statement of operations and balance sheet data for 2015, 2014, 2013, 2012, and 2011, as set forth below are derived from the audited Consolidated Financial Statements of the Company. The information is only a summary and you should read it in conjunction with the Company's audited Consolidated Financial Statements and related notes and other financial information included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Statements Of Operations:
Revenue:
Sales of fuel cell systems and related infrastructure	78,002	48,306	18,446	20,792	19,592
Services performed on fuel cell systems and related infrastructure	14,012	9,909	6,659	3,615	3,631
Power Purchase Agreements	5,718	2,137	—	—	—
Fuel delivered to customers	5,075	1,959	—	—	—
Other	481	1,919	1,496	1,701	4,403

Total revenue	103,288	64,230	26,601	26,108	27,626
Cost of revenue:
Sales of fuel cell systems and related infrastructure	67,703	43,378	20,414	25,354	22,626
Services performed on fuel cell systems and related infrastructure	22,937	19,256	14,929	12,304	8,044
Provision for loss contracts related to service	10,050	—	—	—	—
Power Purchase Agreements	5,253	1,052	—	—	—
Fuel delivered to customers	6,695	2,204	—	—	—
Other	540	3,202	2,506	2,805	6,232

Total cost of revenue	113,178	69,092	37,849	40,463	36,902

Gross loss	$(9,890)	$(4,862)	$(11,248)	$(14,355)	$(9,276)
Research and development expense	14,948	6,469	3,121	5,434	5,656
Selling, general and administrative expenses	34,164	26,601	14,596	16,883	16,868
Gain on sale of assets	—	—	—	—	(673)
Other income (expense), net	3,312	(50,881)	(34,115)	4,810	3,673

Loss before income taxes	$(55,690)	$(88,813)	$(63,080)	$(31,862)	$(27,454)
Income tax benefit	—	325	410	—	—

Net loss attributable to the Company	$(55,690)	$(88,488)	$(62,670)	$(31,862)	$(27,454)
Preferred stock dividends declared	(105)	(156)	(121)	—	—

Net loss attributable to common shareholders	$(55,795)	$(88,644)	$(62,791)	$(31,862)	$(27,454)

Loss per share, basic and diluted	$(0.32)	$(0.56)	$(0.82)	$(0.93)	$(1.46)

Weighted average number of common shares outstanding	176,067,231	159,228,815	76,436,408	34,376,427	18,778,066

Balance Sheet Data:
(at end of the period)
Unrestricted cash, cash equivalents and available-for-sale securities	$63,961	$146,205	$5,027	$9,380	$13,857
Total assets	209,456	204,151	35,356	39,460	55,656
Borrowings under line of credit	—	—	—	3,381	5,405
Noncurrent liabilities	40,861	19,008	39,983	7,390	9,577
Stockholders' equity (deficit)	124,736	158,283	(17,872)	15,030	29,036
Working capital	88,524	167,039	11,110	6,901	22,452

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

        We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as liquid petroleum gas, or LPG, natural gas, propane, methanol, ethanol, gasoline or biofuels. Plug Power develops complete hydrogen delivery, storage and refueling solutions for customer locations. Hydrogen can also be obtained from the electrolysis of water, or produced on-site at consumer locations through a process known as reformation. Currently, the Company obtains hydrogen by purchasing it from fuel suppliers.

        We concentrate our efforts on developing, manufacturing and selling our hydrogen products and services on commercial terms for material handling applications, with a focus on multi-shift high volume manufacturing and high throughput distribution sites.

  Recent Developments

        On March 2, 2016, the Company, together with its subsidiaries Emerging Power Inc. and Emergent Power Inc. (Loan Parties), entered into a Loan Agreement with Generate Lending, LLC (Lender). See the Liquidity and Capital Resources section for a summary of key terms of the agreement.

  Results of Operations

        Revenue, cost of revenue, gross profit/(loss) and gross margin for the years ended December 31, 2015, 2014, and 2013, was as follows (in thousands):

	Revenue	Cost of Revenue	Gross Profit/(Loss)	Gross Margin
For the year ended December 31, 2015:
Sales of fuel cell systems and related infrastructure	$78,002	$67,703	$10,299	13.2%
Services performed on fuel cell systems and related infrastructure	14,012	22,937	(8,925)	–63.7%
Power Purchase Agreements	5,718	5,253	465	8.1%
Fuel delivered to customers	5,075	6,695	(1,620)	–31.9%
Other	481	540	(59)	–12.3%
Provision for loss contracts related to service	—	10,050	(10,050)

Total	$103,288	$113,178	$(9,890)	–9.6%

For the year ended December 31, 2014:
Sales of fuel cell systems and related infrastructure	$48,306	$43,378	$4,928	10.2%
Services performed on fuel cell systems and related infrastructure	9,909	19,256	(9,347)	–94.3%
Power Purchase Agreements	2,137	1,052	1,085	50.8%
Fuel delivered to customers	1,959	2,204	(245)	–12.5%
Other	1,919	3,202	(1,283)	–66.9%

Total	$64,230	$69,092	$(4,862)	–7.6%

For the year ended December 31, 2013:
Sales of fuel cell systems and related infrastructure	$18,446	$20,414	$(1,968)	–10.7%
Services performed on fuel cell systems and related infrastructure	6,659	14,929	(8,270)	–124.2%
Other	1,496	2,506	(1,010)	–67.5%

Total	$26,601	$37,849	$(11,248)	–42.3%

        Our primary sources of revenue are from sales of fuel cell systems and related infrastructure, services performed on fuel cell systems and related infrastructure, Power Purchase Agreements, and fuel delivered to customers. Revenue from sales of fuel cell systems and related infrastructure represents sales of our GenDrive units, ReliOn stationary backup power units, as well as hydrogen fueling infrastructures. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from Power Purchase Agreements represents payments received from customers for leased units. All leased units are associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back and provides them to customers who are parties to Power Purchase Agreements with the Company. Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party. As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen, which is then sold to its customers.

        Revenue—sales of fuel cell systems and related infrastructure.    Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and ReliOn's stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

        Revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2015 increased $29.7 million or 61.5%, to $78.0 million from $48.3 million for the year ended December 31, 2014. The most significant factor driving the increase was the Company's continued refinement of its full turn-key solution (GenKey). By investing in its sales team, the Company has been able to better penetrate anchor customers and reach new customers in subsectors where it already has a presence (automobile manufacturers, retail distribution, and grocery distribution). There were 3,431 GenDrive units shipped for the year ended December 31, 2015 as compared to 2,406 GenDrive units shipped for the year ended December 31, 2014. GenDrive units shipped in 2015 were predominantly associated with the GenKey solution. Sales were associated with hydrogen installations at 18 sites in 2015, compared to 11 in 2014. Excluded from revenue is approximately $3.6 million of profit associated with sale/leaseback transactions which has been included within deferred revenue on the consolidated balance sheet at December 31, 2015.

        Revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2014 increased $29.9 million or 161.9%, to $48.3 million from $18.4 million for the year ended December 31, 2013. The most significant factor driving this increase was the Company's introduction of the full turn-key solution. In providing the full solution of units, hydrogen storage and distribution, uptime service, and hydrogen delivery, the Company made it significantly easier for customers to adopt the technology and more immediately realize the productivity benefits. There were 2,406 GenDrive units shipped during the year ended December 31, 2014 as compared to 918 GenDrive units shipped during the year ended December 31, 2013. GenDrive units shipped in 2014 were predominantly associated with the full turn-key solution. Also stemming primarily from the new turn-key offering, the Company recognized revenue from hydrogen installations at 11 sites. There were no hydrogen installations during 2013. The overall increase in product revenue is also due in part to stationary backup product revenue of $1.9 million stemming from the acquisition of ReliOn early in 2014.

        Revenue—services performed on fuel cell systems and related infrastructure.    Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.

        Revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2015 increased $4.1 million or 41.4%, to $14.0 million from $9.9 million for the year ended December 31, 2014. The increase in this revenue category is primarily related to the Company's increase in sales of fuel cell systems and hydrogen installations in recent years, which has had a corresponding impact on the installed base. At December 31, 2015, there were 8,655 fuel cell units under extended maintenance contracts, an increase of 68% from 5,163 in 2014. Revenue did not increase as much as installed base due to the large concentration of units at customer locations. This leverage impacts pricing strategy. Also, at December 31, 2015, there were extended maintenance contracts associated with 23 hydrogen installations, as compared to eight at December 31, 2014.

        Revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2014 increased $3.3 million or 48.8%, to $9.9 million from $6.7 million for the year ended December 31, 2013. As with product revenue, the increase in service revenue is primarily related to the Company's introduction of the turn-key solution in 2014. In addition, the revenue increase stems from incremental GenFuel and GenCare contracts as our customer base grows and requires additional uptime maintenance. Lastly, revenue increased due to service revenue of $1.5 million stemming from the acquisition of ReliOn early in 2014.

        Revenue—Power Purchase Agreements.    Revenue from Power Purchase Agreements represents payments received from customers for power generated via the provision of equipment and service. The equipment and service are associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back and operates them at customers' locations who are parties to Power Purchase Agreements with the Company.

        Power Purchase Agreements for the year ended December 31, 2015 increased $3.6 million or 167.6%, to $5.7 million from $2.1 million for the year ended December 31, 2014. The increase is due to the increased numbers of sites the Company has deployed with these types of arrangements (14 in 2015 as compared to four in 2014). The Power Purchase Agreement sales model was primarily launched in the second half of 2014. There were no Power Purchase Agreements entered into during 2013.

        Revenue—fuel delivered to customers.    Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party. As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen, which is then sold to its customers.

        Revenue associated with fuel delivered to customers for the year ended December 31, 2015 increased $3.1 million or 159.1%, to $5.1 million from $2.0 million for the year ended December 31, 2014. The increase in revenue is due to an increase of 15 additional sites taking fuel deliveries in 2015 (22 sites), compared to 2014 (seven sites). The sites generally are the same as those who had purchased hydrogen installations within the GenKey solution. The Company began selling hydrogen to customers during the second half of 2014.

        Revenue—other.    Other revenue primarily represents cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with our cost-sharing percentages ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is related to our current product development efforts. Other miscellaneous revenue is recognized from time to time.

        Other revenue for the year ended December 31, 2015 decreased $1.4 million, or 74.9%, to $0.5 million from $1.9 million for the year ended December 31, 2014. The Company had been working on a U.S. government-related research and development contract primarily in 2014, which had lower costs (and therefore associated revenues) carry over into 2015. During 2015, the Company also recorded $0.1 million in technology access fees from a customer related to stacks being developed internally.

        Other revenue for the year ended December 31, 2014 increased $0.4 million, or 28.3%, to $1.9 million from $1.5 million for the year ended December 31, 2013. The increase is primarily related to increased activity on a U.S. government-related research and development contract.

        Cost of revenue—sales of fuel cell systems and related infrastructure.    Cost of revenue from sales of fuel cell systems and related infrastructure includes direct material, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and ReliOn's stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

        Cost of revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2015 increased $24.3 million, or 56.1%, to $67.7 million from $43.4 million for the year ended December 31, 2014. Gross margin generated from sales of fuel cell systems and related infrastructure was 13.2% in 2015 and 10.2% in 2014. Gross margin on GenDrive sales in 2015 was 21.3%, an improvement from 13.7% in 2014. Total costs have increased due to higher volume, however gross margin has improved from better leverage on the fixed cost base, supply chain and product design cost down programs, as well as manufacturing process improvements. Gross margin on hydrogen infrastructure sales in 2015 was (4.4%), an improvement from (7.3%) in 2014. Approximately $2.5 million of the overall increase in costs is also due to the inclusion of ReliOn for a full year as compared to nine months in 2014, which was the year the Company completed the acquisition. Gross margin on ReliOn revenues improved to 13.2% in 2015, from 8.3% in 2014, due to cost synergies with the integration of ReliOn operations into the Company.

        Cost of revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2014 increased $23.0 million, or 112.5%, to $43.4 million from $20.4 million for the year ended December 31, 2013. Gross margin generated from sales of fuel cell systems and related infrastructure was 10.2% for 2014 and (10.7)% for 2013. Gross margin on GenDrive sales in 2014 was 13.7%, an improvement from (10.7%) in 2013. Although costs overall are higher due to volume, the Company did see gross margin improvement from leverage on the fixed cost base, supply chain and product design cost down programs, as well as manufacturing process improvements. Also, the increase can be attributed to the new hydrogen installations (which we did not have in 2013). The overall increase in these product costs is also due to the inclusion of ReliOn's cost of revenue associated with sales of fuel cell systems and related infrastructure of $2.1 million in 2014. Gross margin on ReliOn revenues was 8.3% in 2014.

        Cost of revenue—services performed on fuel cell systems and related infrastructure.    Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Excluded from this cost of revenue is the provision for loss contracts which is separately described below.

        Cost of revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2015 increased $3.7 million, or 19.1%, to $22.9 million from $19.3 million for the year ended December 31, 2014. The increase in the cost is attributed to increasing costs of replacement parts, as well as labor and overhead for service personnel necessary to support these service and hydrogen site maintenance contracts. These increases are a direct result of a growing installed base of GenDrive units, and the number of associated customers that have GenCare and GenFuel service contracts. At December 31, 2015 there were 8,655 GenDrive units under GenCare contracts and 22 customer sites under GenFuel contracts, as compared to 5,163 GenDrive units under GenCare contracts and 7 customer sites under GenFuel contracts at December 31, 2014. Gross margin improved to (63.7%) in 2015 from (94.3%) in 2014 due to better leverage with the growing installed base and improved model design.

        Cost of revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2014 increased $4.3 million, or 29.0%, to $19.3 million from $14.9 million for the year ended December 31, 2013. The increase in the costs, including service personnel necessary to support these services and hydrogen site maintenance contracts, was primarily related to a higher number of GenCare and GenFuel service contracts in 2014 and $1.1 million of costs associated with the newly acquired ReliOn. At December 31, 2014 there were 5,163 GenDrive units under GenCare contracts and seven customer sites under GenFuel contracts, as compared to 2,894 GenDrive units under GenCare contracts and no customer sites under GenFuel contracts at December 31, 2013. Gross margin on services improved to (94.3%) in 2014 from (124.2%) in 2013 as the Company became more experienced managing costs of replacement parts and improved model design.

        Cost of revenue—provision for loss contracts related to service.    During 2015, the Company recognized a $10.1 million provision for loss contracts related to service. This provision represents extended maintenance contracts that have projected costs over the remaining life of the contracts that exceed contractual revenues. An analysis of the projected expenses and revenues was performed by management as of December 31, 2015 on each extended maintenance contract. Costs of expected maintenance contracts consist of replacement parts, labor and overhead. Prior to December 31, 2015, the Company was experiencing losses on certain extended maintenance contracts, primarily due to premature stack failures. Stacks are the most significant maintenance parts cost of a fuel cell. Despite experiencing these losses, management did not anticipate future losses over the remaining lives of these contracts due primarily to ongoing and continued improvements in stack life, labor leverage and model design; improvements that were expected to continue. During 2015, management determined through its field service technicians and engineering professionals, combined with input from our primary stack supplier, the main cause of periodic stack life degradation. Management worked with its supplier to address the issue, such that all stacks going forward would be corrected for the issue identified. In fact, new stacks being produced and shipped during the fourth quarter of 2015, included the new design solution and are already showing improved performance. Based on testing performed and performance to date of the new stacks in the field, management believes the resolution to this matter will significantly improve the longevity of stack lives. Management further believes that this process and the resolution provide more insight into the life of legacy stacks that are currently components of GenDrive units in the installed base. This insight was factored into management's assumptions when projecting future service costs for contracts outstanding as of year-end 2015. As of December 31, 2015, the Company had 53 extended maintenance contracts with customers, covering approximately 8,700 GenDrive units. Thirty of those extended maintenance contracts, covering approximately 5,400 GenDrive units, were projected to have expenses exceed revenue over their remaining terms, which resulted in the accrual of $10.1 million. These extended maintenance contracts have remaining terms ranging from one to nine years, however, a majority of this incremental cost is expected to be incurred over the next two years as the Company refurbishes the stacks in the installed fleet.

        Cost of revenue—Power Purchase Agreements.    Cost of revenue from Power Purchase Agreements represents payments made to financial institutions for leased equipment and service. All leased units are associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers' locations who are parties to Power Purchase Agreements with the Company.

        Cost of revenue from Power Purchase Agreements for the year ended December 31, 2015 increased $4.2 million, or 399.3%, to $5.3 million from $1.1 million for the year ended December 31, 2014. The increase was a result of the increase in the number of customer sites in which the Company completed sale/leaseback transactions (14 at December 31, 2015 as compared to four at December 31, 2014). Gross margin declined to 8.1% in 2015 from 50.8% in 2014, due to changes in financing pricing, as well as decreases in the timing difference between when systems were deployed at customer sites (beginning of the revenue stream) and when agreements with financial institutions were reached (beginning expense recognition of lease payments). We began entering into Power Purchase Agreements in the second half of 2014 and there were no Power Purchase Agreements entered into during 2013.

        Cost of revenue—fuel delivered to customers.    Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers. As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen and separately sells to its customers upon delivery.

        Cost of revenue from fuel delivered to customers for the year ended December 31, 2015 increased $4.5 million, or 203.8%, to $6.7 million from $2.2 million for the year ended December 31, 2014. The increase is due to higher volume of liquid hydrogen delivered to customer sites, as a result of an increase in the number of hydrogen installations completed under GenKey agreements. At December 31, 2015, there were 22 customer sites taking hydrogen fuel delivery compared to seven customer sites at December 31, 2014. The sites generally are the same as those who had purchased hydrogen installations within the GenKey solution. The Company began selling hydrogen fuel to customers during the second half of 2014. Gross margin declined to (31.9%) in 2015 from (12.5%) in 2014, due to inefficiencies related to new product design causing differences between the volume of fuel delivered (purchased) and dispensed (sold).

        Cost of revenue—other.    Other cost of revenue primarily represents costs associated with research and development contracts including: cash and non-cash compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

        Cost of other revenue for the year ended December 31, 2015 decreased $2.7 million, or 83.1%, to $0.5 million from $3.2 million for the year ended December 31, 2014. The Company had been working on a U.S. government-related research and development contract primarily in 2014, which was close to completion and had less activity in 2015.

        Cost of other revenue for the year ended December 31, 2014 increased $0.7 million, or 27.8%, to $3.2 million from $2.5 million for the year ended December 31, 2013. The increase is primarily related to increased activity on a U.S. government-related research and development contract.

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

        Research and development expense for the year ended December 31, 2015 increased $8.5 million, or 131.1%, to $14.9 million from $6.5 million for the year ended December 31, 2014. This increase was primarily related to an increase in personnel related expenses, materials and fuel consumed on refinement of hydrogen infrastructure design, and $0.4 million of incremental costs due to the impact of research and development associated with ReliOn for an entire year. The increases in personnel and materials were a result of increased efforts on multiple product cost-down programs and prototyping for stack performance enhancement.

        Research and development expense for the year ended December 31, 2014 increased $3.4 million, or 107.3%, to $6.5 million from $3.1 million for the year ended December 31, 2013. This increase was primarily related to an increase in personnel related expenses, coupled with $1.1 million in research and development expenses associated with the acquisition of ReliOn. Incremental research and development costs, exclusive of the incremental activities related to ReliOn, were specifically associated with the new turn-key commercial solution as well as numerous product cost-down programs and product design performance enhancements.

        Selling, general and administrative expenses.    Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

        Selling, general and administrative expenses for the year ended December 31, 2015 increased $7.6 million, or 28.4%, to $34.2 million from $26.6 million for the year ended December 31, 2014. Approximately $7.8 million of this increase was primarily related to an increase in personnel related expenses (for example salary, benefits, travel and stock-based compensation) resulting from continued investment in professional staff to support the additional growth in the business. The stock-based compensation expense component of the increase is also impacted by increases in the fair value of stock options granted in recent years. The overall increase also can be attributed to $1.2 million of HyPulsion acquisition and European startup costs (compared to zero in 2014). Offsetting these increases is a decrease in amortization of intangible assets of $1.4 million in 2015 compared to 2014 due primarily to certain intangible assets becoming fully amortized.

        Selling, general and administrative expenses for the year ended December 31, 2014 increased $12.0 million, or 82.2%, to $26.6 million from $14.6 million for the year ended December 31, 2013. This increase was primarily related to an increase in personnel related expenses to support the substantial growth in the business including incremental salesforce, additional finance staff, and additional executive staff. The overall increase also stemmed from an increase in professional fees and $2.2 million in expenses due to the acquisition of ReliOn. Amortization of intangible assets remained stable at $2.4 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively.

        Interest and other income.    Interest and other income consists primarily of interest earned on our cash, note receivable, and other income.

        Interest and other income decreased to approximately $157 thousand for the year ended December 31, 2015 from approximately $752 thousand for the year ended December 31, 2014. This decrease is primarily related to the settlement of a license arrangement at ReliOn in 2014, which did not repeat in 2015, as well as a decrease in the overall interest-bearing cash balances at the Company in 2015, as compared to 2014.

        Interest and other income increased to approximately $752 thousand for the year ended December 31, 2014 from approximately $150 thousand for the year ended December 31, 2013. This increase is primarily related to the settlement of a license arrangement at ReliOn resulting in income of $556 thousand, coupled with an increase in interest earned on our cash balances.

        (Loss) gain on acquisition activity, net.    During the year ended December 31, 2015, the Company recognized a gain of $2.9 million associated with the acquisition of HyPulsion and related step acquisition accounting. Also included in (loss) gain on acquisition activity, net is expense of $3.0 million associated with shares issued pursuant to a post-closing true up provision associated with the HyPulsion acquisition.

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

        The change in fair value of common stock warrant liability for the year ended December 31, 2015 resulted in a decrease in the associated warrant liability of $3.7 million, as compared to an increase of $52.3 million for the year ended December 31, 2014, and an increase of $37.1 million for the year ended December 31, 2013. These variances are primarily due to changes in the Company's common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

        Interest and other expense.    Interest and other expense consists of interest and other expenses related to interest on obligations under capital lease and our finance obligation, as well as foreign currency exchange gain (loss).

        Interest and other expense for the year ended December 31, 2015 was approximately $390 thousand, compared to approximately $387 thousand for the year ended December 31, 2014. Changes year over year related to interest expense and foreign currency gains are not significant.

        Interest and other expense for the year ended December 31, 2014 was approximately $387 thousand, compared to approximately $398 thousand for the year ended December 31, 2013. This decrease is primarily related to a decline in interest expense related to an expired loan coupled with a decline in foreign currency exchange gain.

        Gain on sale of equity interest in joint venture.    Gain on sale of equity interest in joint venture represents the gain on sale of a 25% ownership interest in HyPulsion in 2013. In 2012, the Company formed a joint venture with Axane, S.A., a subsidiary of Air Liquide, under the name HyPulsion. In 2013, Axane purchased the 25% ownership interest in HyPulsion from the Company for a cash purchase price of $3.3 million (Euro 2.5 million). In 2015, the Company acquired all of Axane's interest in HyPulsion.

        Income taxes.    The deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

        Income tax benefit for the year ended December 31, 2015 was zero. Income tax benefit for the years ended December 31, 2014 and 2013 was approximately $325 thousand and $410 thousand, respectively, due to reductions in accrued interest and penalties on uncertain tax positions as a result of expirations of the associated statute of limitations.

  Liquidity and Capital Resources

        Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, funding the growth in our GenKey "turn-key" solution which also includes the installation of our customer's hydrogen infrastructure as well as delivery of the hydrogen fuel, and continued development and expansion of our products. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining positive gross margins; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers and the terms of such agreements which may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations. As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

        We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common shareholders of $55.8 million, $88.6 million and $62.8 million for the years ended December 31, 2015, 2014, and 2013, respectively, and has an accumulated deficit of $993.9 million at December 31, 2015.

        During the year ended December 31, 2015, cash used in operating activities was $47.3 million, consisting primarily of a net loss attributable to the Company of $55.7 million, coupled with net outflows of operating assets and liabilities of $8.9 million. The investment in working capital primarily was related to inventory procured to meet our backlog requirements. On December 31, 2015, we had cash and cash equivalents of $64.0 million and net working capital of $88.5 million. By comparison, at December 31, 2014, cash and cash equivalents was $146.2 million and net working capital was $167.0 million.

        Net cash used in investing and financing activities for the year ended December 31, 2015 included purchases of equipment and payments on capital lease and finance obligations. In addition, during 2015, the Company signed sale/leaseback agreements with the Company's primary financial institution

(M&T Bank or the Bank) to facilitate its commercial transactions with key customers. These agreements represent the sale of the Company's fuel cell systems, hydrogen infrastructure and agreements to provide related extended maintenance to the Bank. The Company then leases the fuel cell systems and hydrogen infrastructure back from the Bank and operates them at customer locations to fulfill Power Purchase Agreements (PPAs). These operating leases require the Company to maintain cash balances in restricted accounts securing its lease obligations. Cash added to these restricted accounts was $14.2 million during 2015. Cash received from customers under the PPAs is used to make lease payments back to the Bank. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. At December 31, 2015, the Company has seven PPA's that are connected to these sale/leaseback agreements. Remaining lease payments to the Bank associated with these agreements are $26.1 million and have been secured with restricted cash. Also, cash associated with sales of future revenues is required to be recorded as a financing obligation on the consolidated balance sheets and accordingly represents a financing cash inflow.

        With regards to the master lease agreement with the Bank, the Company has a financial covenant, which requires a minimum level of unrestricted cash of $50 million. The Bank currently has remaining contractual lease payments fully secured through a combination of restricted cash and pledges on funds escrowed for future service by the Company. The covenant is maintained in association with the residual exposure of the Bank, which stems from tax benefits taken by the Bank that could be recaptured should the underlying assets not be deployed for five years. This residual exposure at December 31, 2015 amounted to approximately $15 million, and the exposure decreases with the passage of each year. Should the Company's unrestricted cash fall below the aforementioned minimum level, the Company is entitled to remediate the requirement through the provision of additional restricted cash to the secure the outstanding residual tax exposure of the Bank at that time.

        Additional sale/leaseback agreements have been entered into with other financial institutions, under which the Company was required to prepay rent or post security deposits in addition to restricted cash. Prepaid rent and security deposits related to sale/leaseback transactions with these other financial institutions as of December 31, 2015 were $12.1 million and restricted cash was $32.6 million. Prepaid rent and security deposits are classified as operating outflows (and noncurrent assets on the consolidated balance sheets). Remaining lease payments associated with these agreements are $27.9 and have been secured with restricted cash, security deposits and prepaid rent.

        In connection with the sale/leaseback and other agreements described above, cash of $46.8 million is required to be restricted as security and will be released over the lease term. The Company also has letters of credit associated with an agreement to provide hydrogen infrastructure and hydrogen to a customer at its distribution center and with a finance obligation from the sale/leaseback of its building. Cash collateralizing these letters of credit is considered restricted cash and totals $1.0 million.

        On March 2, 2016, the Company, together with its subsidiaries Emerging Power Inc. and Emergent Power Inc. (Loan Parties), entered into a Loan Agreement with Generate Lending, LLC (Lender).

        The Loan Agreement, among other things, provides for a $30 million secured term loan facility (the Term Loan Facility). Advances under the Term Loan Facility bear interest at the rate of 12.0% per annum, subject to compliance with financial covenants and other conditions. The Loan Agreement includes covenants, limitations and events of default customary for similar facilities, including a minimum cash and cash equivalents covenant and a minimum working capital covenant. Upon the occurrence and continuance of an event of default, the amounts advanced under the Term Loan Facility bear interest at a default rate of 14.0% per annum. The term of the Loan Agreement is one year, ending March 2, 2017 (Maturity Date).

        Pursuant to the Loan Agreement, (i) $12.5 million of the Term Loan Facility is available immediately, (ii) availability of $12.5 million of the Term Loan Facility is subject to the Loan Parties satisfying certain conditions and (iii) availability of the remaining $5 million of the Term Loan Facility is subject to the Lender's discretion. The Company has borrowed $12.5 million under the Loan

Agreement. Interest is payable on a monthly basis and the entire then outstanding principal balance of the Term Loan Facility, together will all accrued and unpaid interest, is due and payable on the Maturity Date. On and after October 1, 2016, as and when the Company receives net proceeds from certain restricted cash accounts securing the financing of customer Power Purchase Agreements, the Company is required to prepay the outstanding principal balance of the Term Loan Facility with such net proceeds.

        All obligations under the Loan Agreement are unconditionally guaranteed by the Company's subsidiaries, Emerging Power Inc. and Emergent Power Inc. The Term Loan Facility is secured by substantially all of each Loan Parties' assets, including all intellectual property, all securities in domestic subsidiaries and 65% of the securities in foreign subsidiaries, subject to certain exceptions and exclusions.

        The Loan Agreement has financial covenants that require the Company to maintain at all times minimum unencumbered cash and cash equivalents equal or greater than the then outstanding principal balance of the Term Loan Facility. The financial covenants also require the Company to maintain at all times, on a consolidated basis for the Loan Parties and their subsidiaries, an amount of current assets minus current liabilities (excluding amounts owing under the Term Loan Facility) equal to or greater than 200% of the then outstanding principal balance under the Term Loan Facility.

        The Loan Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Loan Agreement also provides that each Loan Party will direct proceeds from certain project finance arrangements to a controlled account subject to a first lien security interest by the Lender. The Loan Agreement contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making acquisitions, making loans, dissolving, entering into leases (other than sale/leaseback transactions) and asset sales. The Loan Agreement also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults.

        During 2014, we received gross proceeds of $176.7 million from three underwritten public offerings. Net proceeds after underwriting discounts and commissions and other estimated fees and expenses were $165.7 million. In addition, during 2014 we received $18.3 million from the exercise of previously issued common stock warrants.

        To date, we have funded our operations primarily through public and private offerings of common and preferred stock, a sale/leaseback of our building and our previous line of credit. The Company believes that its current cash, cash equivalents, cash anticipated to be generated from future operations and, to the extent exercised, cash generated from the exercise of outstanding warrants will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding product sales and service, cost structure, cash burn rate and other operating assumptions.

        Several key indicators of liquidity are summarized in the following table (in thousands):

	2015	2014	2013
Cash and cash equivalents at end of period	$63,961	$146,205	$5,027
Restricted cash at end of period	47,835	500	500
Working capital at end of period	88,524	167,039	11,110
Net loss attributable to common shareholders	55,795	88,644	62,791
Net cash used in operating activities	47,274	40,780	26,881
Purchase of property, plant and equipment	3,520	1,413	111
Net cash (used in) provided by financing actvities	(32,923)	182,923	19,368

  Income Taxes

        Under Internal Revenue Code (IRC) Section 382, the use of loss carryforwards may be limited if a change in ownership of a company occurs. If it is determined that, due to transactions involving the Company's shares owned by its 5 percent or greater shareholders, a change of ownership has occurred under the provisions of IRC Section 382, the Company's federal and state net operating loss carryforwards could be subject to significant IRC Section 382 limitations.

        Based on studies of the changes in ownership of the Company, it has been determined that IRC Section 382 ownership changes have occurred which significantly reduces that amount of pre-change net operating losses that can be used in future years to $13.5 million. In addition, net operating losses of $58.1 million incurred after the most recent ownership change are not subject to IRC Section 382 and are available for use in future years. Accordingly, the Company's deferred tax assets include $71.6 million of net operating loss carryforwards.

        The ownership changes also resulted in net unrealized built in losses per IRS Notice 2003-65 which should result in recognized built in losses during the five year recognition period. These recognized built in losses will translate into unfavorable book to tax add backs in the Company's 2016 to 2018 U.S. corporate income tax returns of approximately $14.3 million that resulted in a gross deferred tax liability of $5.4 million at December 31, 2015. This gross deferred tax liability offsets existing gross deferred tax assets effectively reducing the valuation allowance. This has no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

Contractual Obligations

        Contractual obligations as of December 31, 2015, under agreements with non-cancelable terms are as follows (in thousands):

	Total	<1 year	1 - 3 Years	3 - 5 Years	> 5 Years
Operating lease obligations(A)	60,282	11,773	23,371	19,635	5,503
Purchase obligations(B)	17,044	7,716	9,304	16	8
Finance obligation(C)	17,480	2,671	5,395	5,487	3,927

	$94,806	$22,160	$38,070	$25,138	$9,438

(A)
The Company has several non-cancelable operating leases that generally expire over the next six years, primarily associated with sale/leaseback transactions and are secured with restricted cash. In addition, under a limited number of arrangements, the Company provides its products and services to customers in the form of a Power Purchase Agreement that generally expire six year terms. The Company accounts for these non-cancelable sale/leaseback transactions as operating leases in accordance with Accounting Standards Codification (ASC) Subtopic 840-40, Leases—Sale/Leaseback Transactions. See note 16 (Commitments and Contingencies) of the Consolidated Financial Statements for more detail.

(B)
The Company has purchase obligations related to inventory build to meet its sales plan, stack and stack components for new units and servicing existing ones, and the maintenance of its building and storage of documents.

(C)
During the year ended December 31, 2015, the Company received cash for future services to be performed associated with certain sale/leaseback transactions, which was treated as a finance obligation. In addition, the Company has a finance obligation related to a sale/leaseback transaction involving its building. These obligations are secured with restricted cash.

Critical Accounting Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles and related disclosures requires management to make estimates and assumptions.

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

  Products and Services

        The Company enters into revenue arrangements that may contain a combination of fuel cell systems and equipment, installation, service, maintenance, spare parts, and other support services. Revenue arrangements containing fuel cell systems and equipment may be sold, or leased to customers. For these multiple deliverable arrangements, the Company accounts for each separate deliverable as a separate unit of accounting if the delivered item or items have value to the customer on a standalone basis. The Company considers a deliverable to have standalone value if the item is sold separately by us or another entity or if the item could be resold by the customer. The Company allocates revenue to each separate deliverable based on its relative selling price. For a majority of our deliverables, the Company determines relative selling prices using its best estimate of the selling price since vendor-specific objective evidence and third-party evidence is generally not available for the deliverables involved in its revenue arrangements due to a lack of a competitive environment in selling fuel cell technology. When determining estimated selling prices, the Company considers the cost to produce the deliverable, a reasonable gross margin on that deliverable, the selling price and profit margin for similar products and services, the Company's ongoing pricing strategy and policies, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold, as applicable. The Company determines estimated selling prices for deliverables in its arrangements based on the specific facts and circumstances of each arrangement and analyzes the estimated selling prices used for its allocation of consideration of each arrangement.

        Once relative selling prices are determined, the Company proportionately allocates the sale consideration to each element of the arrangement. The allocated sales consideration related to fuel cell systems and equipment, spare parts, and hydrogen infrastructure is recognized as revenue at shipment if title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. The allocated sales consideration related to service and maintenance is generally recognized as revenue on a straight-line basis over the term of the contract, as appropriate.

        With respect to sales of consigned spare parts, the Company does not recognize revenue until the risks and rewards of ownership have transferred, the price is fixed, and the Company has a reasonable expectation of collection upon billing.

        For those customers who do not purchase an extended maintenance contract, the Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. The Company accrues for anticipated standard warranty costs at the same time that revenue is recognized for the related product. Only a limited number of fuel cell units remain under standard warranty.

        In a vast majority of its commercial transactions, the Company sells extended maintenance contracts that generally provide for a five to ten year warranty from the date of product installation. These types of contracts are accounted for as a separate deliverable, and accordingly, revenue generated from these transactions is deferred and recognized in income over the warranty period, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract. When costs are projected to exceed revenues on the life of the contract, an accrual for loss contracts is recorded. Costs are estimated based upon historical experience, contractual agreements and the Company's cost reduction plans. The actual results may differ from these estimates.

        The Company is a party to Power Purchase Agreements (PPAs) with certain key customers, such as Walmart. Revenue associated with these agreements is treated as rental income and recognized on a straight-line basis over the life of the agreements. The Company also has rental expense associated with sale/leaseback agreements with financial institutions that were entered into commensurate with the PPAs. Rental expense is also recognized on a straight-line basis over the life of the agreements and is characterized as cost of PPA revenue on the consolidated statement of operations.

        The Company purchases hydrogen fuel from suppliers and sells to its customers upon delivery. Revenue and cost of revenue related to this fuel is recorded as invoiced and incurred, respectively. Both are included in the "Fuel delivered to customers" categories on the consolidated statement of operations.

        One of the critical estimates that management makes is the projection of service costs related to GenDrive units under extended maintenance contracts. This estimate is important in management's determination of whether a loss contract exists, as well as the amount of any loss. When projected costs to be incurred over the remaining life of the extended maintenance contracts is estimated to exceed contractual revenues, a provision for loss contracts related to service is recorded. An analysis of projected expenses and revenues is performed on each extended maintenance contract. Cost of expected maintenance contracts consist of replacement parts, labor and overhead. Prior to December 31, 2015, the Company experienced losses on extended maintenance contracts, primarily due to premature stack failures. Stacks are the most significant part cost of a fuel cell. In previous periods, despite experiencing losses on certain extended maintenance contracts, management did not anticipate future losses over the remaining lives of the contracts due primarily to ongoing and continued improvements in stack life, labor leverage and design improvements. These improvements were expected to continue. During 2015, management determined through its field service technicians and engineering professionals, combined with input from its primary stack supplier, the main cause of premature stack life degradation. Management worked with its supplier to address the issue such that all stacks going forward would be corrected for the issue identified. This work was finalized and the new stacks began to be produced and shipped during the fourth quarter of 2015. Based on testing performed, management believes the resolution to this matter will significantly improve the longevity of stacks. It has also provided management with more insight into the life of legacy stacks that are currently components of GenDrive units in the installed base. This insight is factored into management's assumptions when projecting future service costs. A variety of assumptions are included in the estimates of future service costs, including the life of parts, failure rates of parts, and future costs of parts. If and when information becomes available, management will update its estimate of impact this matter, if any, has on its extended maintenance contracts. This analysis could result in adjustments to the Company's consolidated balance sheet and statement of operations in the future.

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

        Valuation of long-lived assets:    We assess the potential impairment of long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, the following:

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

        Stock-based Compensation:    We recognize stock-based compensation expense associated with the vesting of share based instruments in the consolidated statements of operations. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The Black-Scholes model requires us to make estimates of the following assumptions:

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

        Warrant Accounting:    We account for common stock warrants in accordance with applicable accounting guidance provided in FASB ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. In compliance with applicable securities law, registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We classify these derivative warrant liabilities on the consolidated balance sheets as a long-term liability, which is revalued at each balance sheet date subsequent to the initial issuance. We use the Black-Scholes pricing model to value the derivative warrant liability. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions.

        The Company used the following assumptions for its common stock warrants issued on January 20, 2014. The risk-free interest rate for January 20, 2014 (issuance date), December 31, 2014, and December 31, 2015 was 1.65%, 1.35%, and 1.28%, respectively. The volatility of the market price of the Company's common stock for January 20, 2014, December 31, 2014 and December 31, 2015 was 107.6%, 119.2%, and 128.4% respectively. The expected average term of the warrants used for January 20, 2014, December 31, 2014, and December 31, 2015 was 5.0 years, 4.0 years, and 3.0 years, respectively.

        The Company used the following assumptions for its common stock warrants issued on February 20, 2013. The risk-free interest rate for February 20, 2013 (issuance date), December 31, 2014, and December 15, 2015 was 0.85%, 1.06%, and 0.98%, respectively. The volatility of the market price of the Company's common stock for February 20, 2013, December 31, 2014, and December 31, 2015 was 102.0%, 126.2%, and 111.9% respectively. The expected average term of the warrants used for February 20, 2013, December 31, 2014, and December 31, 2015 was 5.0 years, 3.1 years, and 2.1 years, respectively.

        The Company used the following assumptions for its common stock warrants issued on May 31, 2011. The risk-free interest rate for May 31, 2011 (issuance date), December 31, 2014, and December 31, 2015 was 0.75%, 0.21%, and .50% respectively. The volatility of the market price of the Company's common stock for May 31, 2011, December 31, 2014, and December 31, 2015 was 94.4%, 136.6%, and 79.8% respectively. The expected average term of the warrants used for May 31, 2011, December 31, 2014, and December 31, 2015 was 2.4 years, 1.4 years, and 0.4 years, respectively.

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

  Recent Accounting Pronouncements

        In February 2016, an accounting update was issued which requires balance sheet recognition for operating leases, among other changes to previous lease guidance. This accounting update is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the impact this update will have the consolidated financial statements.

        In November 2015, an accounting update was issued that changes the classification of current and noncurrent deferred tax assets and liabilities. The new standard requires deferred tax assets and liabilities to be presented as noncurrent amounts. The Company early adopted the standard prospectively, beginning December 31, 2015. The adoption did not have a significant effect on the consolidated financial statements.

        In July 2015, an accounting update was issued that changes inventory measurement from lower of cost or market to lower of cost and net realizable value. The new standard applies to inventory measured at first-in, first-out (FIFO). This accounting update is effective for the reporting periods beginning after December 15, 2016, and interim periods within those years. The Company does not expect the adoption of this update to have a significant effect on the consolidated financial statements.

        In August 2014, an accounting update was issued relating to how management assesses conditions and events that could raise substantial doubt about an entity's ability to continue as a going concern. This accounting update is effective for reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. The Company does not expect the adoption of this update to have a significant effect on the consolidated financial statements.

        In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. In July 2015, the Financial Accounting Standards Board (FASB) announced a one year delay in the required adoption date from January 1, 2017 to January 1, 2018. The Company is evaluating the effect this update will have on the consolidated financial statements and has not yet selected a transition method.

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

        Our exposure to changes in foreign currency rates is primarily related to sourcing inventory from foreign locations and operations of HyPulsion. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location. The Company reviews the level of foreign content as part of its ongoing evaluation of overall sourcing strategies and considers the exposure to be not significant. Our HyPulsion exposure is mitigated by the present low level of operation. Its sourcing is primarily intercompany in nature and denominated in U.S. dollar.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  (a)    Evaluation of Disclosure Controls and Procedures

        As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management conducted an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation the Company's management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

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

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2015 the effectiveness of the Company's internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company's internal control over financial reporting as of December 31, 2015 was effective.

        The Company has excluded the operations of Hypulsion U.S. Holding, Inc. (HyPulsion), acquired during 2015, which is described in note 4 of the Consolidated Financial Statements, from the scope of management's assessment of internal control over financial reporting. The assets excluded from management's assessment of internal control over financial reporting comprised approximately 7.3% of total consolidated assets at December 31, 2015. The revenue excluded from management's assessment of internal control over financial reporting comprised approximately 0.3% of total consolidated revenues as of December 31, 2015.

        The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a)
Directors

        Incorporated herein by reference is the information appearing under the captions "Information about our Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

(b)
Executive Officers

        Incorporated herein by reference is the information appearing under the captions "Information about our Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

Item 11.    Executive Compensation

        Incorporated herein by reference is the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated herein by reference is the information appearing under the caption "Principal Stockholders" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table gives information as of December 31, 2015, about the shares of Common Stock that may be issued upon the exercise of options and restricted stock under the Company's 1999 Stock Option and Incentive Plan, as amended (1999 Stock Option Plan), and the Company's 2011 Stock Option and Incentive Plan (2011 Stock Option Plan).

Equity Compensation Plan Information

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,228,563	(1)	$3.33	4,347,284	(2)
Equity compensation plans not approved by security holders	676,667	(3)	$1.64	—

Total	11,905,230			4,347,284

(1)
Represents 524,329 outstanding options issued under the 1999 Stock Option Plan, 10,526,457 outstanding options issued under the 2011 Stock option Plan and 177,777 shares of restricted stock issued under the 2011 Stock Option Plan.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Incorporated herein by reference is the information appearing under the caption "Principal Stockholders" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14.    Principal Accounting Fees and Services

        Incorporated herein by reference is the information appearing under the caption "Independent Auditors Fees" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

Date: March 14, 2016

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

Date: March 14, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANDREW MARSH Andrew Marsh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016
/s/ PAUL B. MIDDLETON Paul B. Middleton	Chief Financial Officer (Principal Financial Officer)	March 14, 2016
/s/ LARRY G. GARBERDING Larry G. Garberding	Director	March 14, 2016
/s/ MAUREEN O. HELMER Maureen O. Helmer	Director	March 14, 2016

/s/ DOUGLAS T. HICKEY Douglas T. Hickey	Director	March 14, 2016
/s/ GREGORY L. KENAUSIS Gregory L. Kenausis	Director	March 14, 2016
/s/ GEORGE C. MCNAMEE George C. McNamee	Director	March 14, 2016
/s/ XAVIER PONTONE Xavier Pontone	Director	March 14, 2016
/s/ JOHANNES MINHO ROTH Johannes Minho Roth	Director	March 14, 2016
/s/ GARY K. WILLIS Gary K. Willis	Director	March 14, 2016

        Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.1, 10.5 through 10.9 and 10.13 through 10.19 represent the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Exhibit No.
and Description

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc.(1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc.(1)
3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc.(2)
3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc.(3)
3.5	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock.(4)
3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock.(5)
3.7	Third Amended and Restated By-laws of Plug Power Inc.(6)
4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power.(7)
4.2	Shareholder Rights Agreement, dated as of June 23, 2009, between Plug Power Inc. and Registrar and American Stock Transfer & Trust Company, LLC, as Rights Agent.(4)
4.3	Amendment No. 1 To Shareholder Rights Agreement.(8)
4.4	Amendment No. 2 To Shareholder Rights Agreement.(9)
4.5	Amendment No. 3 To Shareholder Rights Agreement.(10)
4.6	Amendment No. 4 To Shareholder Rights Agreement.(11)
4.7	Amendment No. 5 To Shareholder Rights Agreement.(12)
4.8	Form of Warrant.(13)
4.9	Form of Warrant.(14)
4.10	Form of Warrant.(5)
10.1	Employee Stock Purchase Plan.(7)
10.2	Registration Rights Agreement, dated as of June 29, 2006, by and between Plug Power Inc. and Smart Hydrogen Inc.(15)
10.3	Form of Director Indemnification Agreement.(15)
10.4	Form of Director Indemnification Agreement(16)
10.5	Plug Power Executive Incentive Plan.(17)

10.6	Employment Agreement, dated as of April 7, 2008, by and between Andrew Marsh and Plug Power Inc.(18)
10.7	Executive Employment Agreement, dated as of May 5, 2008, by and between Gerard L. Conway, Jr. and Plug Power Inc.(19)
10.8	Executive Employment Agreement, dated as of October 23. 2013, by and between Keith C. Schmid and Plug Power Inc.(16)
10.9	Executive Employment Agreement, dated as of November 6, 2014, by and between Paul B. Middleton and Plug Power Inc.(20)
10.10	Standstill and Support Agreement, dated as of May 6, 2011 among Plug Power Inc., OJSC "INTER RAO UES" and OJSC "Third Generation Company of the Wholesale Electricity Market".(21)
10.11	Master and Shareholders' Agreement, dated as of January 24, 2012, by and between Axane S.A. and Plug Power, Inc.(22)
10.12	License Agreement dated as of February 29, 2012, by and between HyPulsion, S.A.S. and Plug Power Inc.(22)
10.13	2011 Stock Option and Incentive Plan.(21)
10.14	Amendment No. 1 to the Plug Power Inc. 2011 Stock Option and Incentive Plan(23)
10.15	Amended and Restated 2011 Stock Option and Incentive Plan.(3)
10.16	Form of Incentive Stock Option Agreement.(24)
10.17	Form of Non-Qualified Stock Option Agreement for Employees.(24)
10.18	Form of Non-Qualified Stock Option Agreement for Independent Directors.(24)
10.19	Form of Restricted Stock Award Agreement.(25)
10.20	Purchase and Sale Agreement dated as of January 24, 2013, by Plug Power Inc. and 968 Albany Shaker Road Associates, LLC(25)
10.21	Amendment to Purchase and Sale Agreement dated as of March 13, 2013 by Plug Power Inc. and 968 Albany Shaker Road Associates, LLC(25)
10.22	Securities Purchase Agreement, dated as of May 8, 2013, by and between Plug Power Inc. and Air Liquide Investissements d'Avenir et de Demonstration (12)
10.23	Registration Rights Agreement, dated as of May 16, 2013, by and between Plug Power Inc. and Air Liquide Investissements d'Avenir et de Demonstration(5)
10.24	Loan Agreement dated as of March 2, 2016 by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and Generate Lending, LLC(27)
23.1	Consent of KPMG LLP.(26)
31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(26)
32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(26)
101.INS	XBRL Instance Document(26)
101.SCH	XBRL Taxonomy Extension Schema Document(26)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(26)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(26)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(26)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(26)

(1)
Incorporated by reference to the Company's Form 10-K for the period ended December 31, 2008, filed with the SEC on March 16, 2009

(2)
Incorporated by reference to the Company's current Report on Form 8-K dated May 19, 2011.

(3)
Incorporated by reference to the Company's current Report on Form 8-K dated July 25, 2014.

(4)
Incorporated by reference to the Company's Registration Statement on Form 8-A dated June 24, 2009.

(5)
Incorporated by reference to the Company's current Report on Form 8-K dated May 20, 2013.

(6)
Incorporated by reference to the Company's current Report on Form 8-K dated October 28, 2009.

(7)
Incorporated by reference to the Company's Registration Statement on Form S-1/A (File Number 333-86089).

(8)
Incorporated by reference to the Company's current Report on Form 8-K dated May 6, 2011.

(9)
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

(16)
Incorporated by reference to the Company's current Report on Form 8-K dated October 29, 2013.

(17)
Incorporated by reference to the Company's current Report on Form 8-K dated February 15, 2007.

(18)
Incorporated by reference to the Company's current Report on Form 8-K dated April 2, 2008.

(19)
Incorporated by reference to the Company's Form 10-Q for the period ended June 30, 2008, filed with the SEC on August 7, 2008.

(20)
Incorporated by reference to the Company's current Report on Form 8-K dated November 11, 2014

(21)
Incorporated by reference to the Company's current Report on Form 8-K dated May 12, 2011.

(22)
Incorporated by reference to the Company's current Report on Form 8-K dated March 21, 2012.

(23)
Incorporated by reference to the Company's current Report on Form 8-K dated May 18, 2012.

(24)
Incorporated by reference to the Company's Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 11, 2011.

(25)
Incorporated by reference to the Company's current Report on Form 8-K dated April 1, 2013.

(26)
Filed herewith

(27)
Incorporated by reference to the Company's current Report on Form 8-K dated March 4, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Plug Power Inc.:

         We have audited the accompanying consolidated balance sheets of Plug Power Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plug Power Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         The scope of management's assessment of internal control over financial reporting excluded the internal control over financial reporting of Hypulsion U.S. Holding, Inc. ("HyPulsion"), which the Company acquired in July 2015. HyPulsion represented 7.3% of total assets and 0.3% of total revenue included in the Company's consolidated financial statements as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of HyPulsion.

/s/ KPMG LLP

Albany, New York
March 14, 2016

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$63,961	$146,205
Restricted cash	4,012	—
Accounts receivable	22,650	16,095
Inventory	32,752	24,736
Prepaid expenses and other current assets	7,855	5,710

Total current assets	131,230	192,746
Restricted cash	43,823	500
Property, plant, and equipment	7,255	5,312
Leased property under capital lease	1,667	1,937
Note receivable	383	447
Goodwill	8,478	—
Intangible assets, net	4,644	1,490
Other assets	11,976	1,719

Total assets	$209,456	$204,151

Liabilities, Redeemable Preferred Stock, and Stockholders' Equity
Current liabilities:
Accounts payable	$20,455	$10,185
Accrued expenses	9,852	8,750
Product warranty reserve	406	1,311
Accrual for loss contracts related to service	4,100	—
Deferred revenue	4,468	3,319
Obligations under capital lease	—	587
Other current liabilities	3,425	1,555

Total current liabilities	42,706	25,707
Accrual for loss contracts related to service	5,950	—
Deferred revenue	13,997	6,772
Common stock warrant liability	5,735	9,418
Finance obligations	14,809	2,426
Other liabilities	370	392

Total liabilities	83,567	44,715
Redeemable preferred stock
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664) 10,431 shares authorized; Issued and outstanding: 5,231 at December 31, 2015 and December 31, 2014	1,153	1,153
Stockholders' equity:
Common stock, $0.01 par value per share; 450,000,000 shares authorized; Issued (including shares in treasury):
180,567,444 at December 31, 2015 and 173,644,532 at December 31, 2014	1,806	1,736
Additional paid-in capital	1,118,917	1,096,392
Accumulated other comprehensive income	798	898
Accumulated deficit	(993,876)	(938,081)
Less common stock in treasury:
479,953 at December 31, 2015 and 378,116 at December 31, 2014	(2,909)	(2,662)

Total stockholders' equity	124,736	158,283

Total liabilities, redeemable preferred stock, and stockholders' equity	$209,456	$204,151

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

	2015	2014	2013
Revenue:
Sales of fuel cell systems and related infrastructure	$78,002	$48,306	$18,446
Services performed on fuel cell systems and related infrastructure	14,012	9,909	6,659
Power Purchase Agreements	5,718	2,137	—
Fuel delivered to customers	5,075	1,959	—
Other	481	1,919	1,496

Total revenue	103,288	64,230	26,601
Cost of revenue:
Sales of fuel cell systems and related infrastructure	67,703	43,378	20,414
Services performed on fuel cell systems and related infrastructure	22,937	19,256	14,929
Provision for loss contracts related to service	10,050	—	—
Power Purchase Agreements	5,253	1,052	—
Fuel delivered to customers	6,695	2,204	—
Other	540	3,202	2,506

Total cost of revenue	113,178	69,092	37,849
Gross loss	(9,890)	(4,862)	(11,248)
Operating expenses:
Research and development	14,948	6,469	3,121
Selling, general and administrative	34,164	26,601	14,596

Total operating expenses	49,112	33,070	17,717
Operating loss	(59,002)	(37,932)	(28,965)
Interest and other income	157	752	150
(Loss) gain on acquisition activity, net	(116)	1,014	—
Change in fair value of common stock warrant liability	3,661	(52,260)	(37,102)
Interest and other expense	(390)	(387)	(398)
Gain on sale of equity interest in joint venture	—	—	3,235

Loss before income taxes	$(55,690)	$(88,813)	$(63,080)
Income tax benefit	—	325	410

Net loss attributable to the Company	$(55,690)	$(88,488)	$(62,670)
Preferred stock dividends declared	(105)	(156)	(121)

Net loss attributable to common shareholders	$(55,795)	$(88,644)	$(62,791)

Net loss per share:
Basic and diluted	$(0.32)	$(0.56)	$(0.82)

Weighted average number of common shares outstanding	176,067,231	159,228,815	76,436,408

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Net loss attributable to the Company	$(55,690)	$(88,488)	$(62,670)
Other comprehensive loss—foreign currency translation adjustment	(100)	—	(107)

Comprehensive loss	$(55,790)	$(88,488)	$(62,777)

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the years ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share amounts)

	Common Stock			Accumulated Other Comprehensive Income	Treasury Stock			Total Stockholders' Equity (Deficit)
			Additional Paid-in- Capital				Accumulated Deficit
	Shares	Amount			Shares	Amount
December 31, 2012	38,404,764	384	801,840	1,005	165,906	(1,552)	(786,645)	15,032
Net loss attributable to the Company	—	—	—	—	—	—	(62,670)	(62,670)
Other comprehensive loss	—	—	—	(107)	—	—	—	(107)
Stock-based compensation	2,198,154	22	2,128	—	—	—	—	2,150
Stock dividend	156,853	2	120				(122)	—
Public offering, common stock, net	43,101,800	431	9,991	—	—	—	—	10,422
Exercise of warrants	22,494,987	225	17,077	—	—	—	—	17,302

December 31, 2013	106,356,558	1,064	831,156	898	165,906	(1,552)	(849,437)	(17,871)

Net loss attributable to the Company	—	—	—	—	—	—	(88,488)	(88,488)
Stock-based compensation	146,174	2	4,051	—	—	—	—	4,053
Stock dividend	34,232	—	156	—	—	—	(156)	—
Public offerings, common stock, net	36,502,440	365	153,584	—	—	—	—	153,949
Stock option exercises	634,519	6	401	—	125,819	(770)	—	(363)
Exercise of warrants	23,918,429	239	101,886	—	86,391	(340)	—	101,785
Shares issued for acquisition	530,504	5	3,995	—	—	—	—	4,000
Conversion of preferred stock	5,521,676	55	1,163	—	—	—	—	1,218

December 31, 2014	173,644,532	1,736	1,096,392	898	378,116	(2,662)	(938,081)	158,283

Net loss attributable to the Company	—	—	—	—	—	—	(55,690)	(55,690)
Other comprehensive loss	—	—	—	(100)		—	—	(100)
Stock-based compensation	89,490	1	7,816	—	—	—	—	7,817
Stock dividend	47,553	1	104	—	—	—	(105)	—
Stock option exercises	364,448	4	163	—	101,837	(247)	—	(80)
Exercise of warrants	26,882	—	47	—	—	—	—	47
Shares issued for acquisition	6,394,539	64	14,395	—	—	—	—	14,459

December 31, 2015	180,567,444	1,806	1,118,917	798	479,953	(2,909)	(993,876)	124,736

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(55,690)	$(88,488)	$(62,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property under capital lease	2,006	1,946	1,908
Amortization of intangible assets	981	2,391	2,271
Stock-based compensation	7,817	4,157	2,181
Gain on sale of equity interest in joint venture	—	—	(3,235)
Loss (gain) on acquisition activity, net	116	(1,014)	—
Loss on disposal of property, plant and equipment	—	78	66
Provision for loss contracts related to service	10,050	—	—
Change in fair value of common stock warrant liability	(3,661)	52,260	37,102
Changes in operating assets and liabilities that provide (use) cash, net of effects of acquisitions:
Accounts receivable	(5,638)	(9,350)	(2,408)
Inventory	(7,251)	(9,168)	(1,856)
Prepaid expenses and other assets	(11,656)	(7,219)	137
Note receivable	64	63	61
Accounts payable, accrued expenses, product warranty reserve and other liabilities	7,214	10,818	(2,140)
Deferred revenue	8,374	2,746	1,702

Net cash used in operating activities	(47,274)	(40,780)	(26,881)

Cash Flows From Investing Activities:
Proceeds from sale of equity interest in joint venture	—	—	3,235
Purchases of property, plant and equipment	(3,520)	(1,413)	(111)
Net cash acquired in purchase acquisitions	1,496	414	—
Proceeds from disposal of property, plant and equipment	—	34	84

Net cash (used in) provided by investing activities	(2,024)	(965)	3,208

Cash Flows From Financing Activities:
Change in restricted cash	(47,335)	—	(500)
Proceeds from exercise of warrants	25	18,340	6,103
Proceeds from issuance of preferred stock	—	—	2,595
Preferred stock issunce costs	—	—	(224)
Purchase of treasury stock	(247)	(603)	—
Proceeds from issuance of common stock and warrants	—	176,700	14,808
Common stock issuance costs	—	(10,977)	(1,934)
Repayment of borrowings under line of credit	—	—	(3,381)
Proceeds from exercise of stock options	167	240	—
Principal payments on obligations under capital lease	(587)	(777)	(699)
Proceeds from lease agreements recognized as finance obligations	15,054	—	2,600

Net cash (used in) provided by financing activities	(32,923)	182,923	19,368

Effect of exchange rate changes on cash	(23)	—	(48)

(Decrease) increase in cash and cash equivalents	(82,244)	141,178	(4,353)
Cash and cash equivalents, beginning of period	146,205	5,027	9,380

Cash and cash equivalents, end of period	$63,961	$146,205	$5,027

Other Supplemental Cash Flow Information:
Cash paid for interest	$553	$433	$475

Noncash investing activity—issuance of common stock for acquisitions	$14,459	$4,000	$—

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

1. Nature of Operations

  Description of Business

        Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen fuel cell systems used primarily for the material handling and stationary power market.

        We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as liquid petroleum gas, or LPG, natural gas, propane, methanol, ethanol, gasoline or biofuels. Plug Power develops complete hydrogen delivery, storage and refueling solutions for customer locations. Hydrogen can also be obtained from the electrolysis of water, or produced on-site at consumer locations through a process known as reformation. Currently the Company obtains hydrogen by purchasing it from fuel suppliers.

        We provide and continue to develop fuel cell product solutions to replace lead-acid batteries in material handling vehicles and industrial trucks for some of the world's largest distribution and manufacturing businesses with a primary focus on North America. We are focusing our efforts on material handling applications (forklifts) at multi-shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Our current product line includes: GenDrive, our hydrogen fueled PEM fuel cell system providing power to material handling vehicles; GenFuel, our hydrogen fueling delivery system; GenCare, our ongoing maintenance program for both the GenDrive fuel cells and GenFuel products; ReliOn, our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors; and GenKey, our turn-key solution coupling together GenDrive or ReliOn, GenFuel and GenCare, offering complete simplicity to customers transitioning to fuel cell power; and GenFund, a collaboration with leasing organizations to provide cost efficient and seamless financing solutions to customers.

        We provide our products worldwide, with a primary focus on North America, through our direct product sales force, leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks. Through July 31, 2015, we were a party to a joint venture based in France with Axane, S.A. (Axane), a subsidiary of Air Liquide, under the name HyPulsion, to develop and sell hydrogen fuel cell systems for the European material handling market. On July 31, 2015 we purchased all of Axane's equity interest in HyPulsion and now hold 100% of such interests. See note 4 regarding our acquisition of the remaining ownership of HyPulsion. Prior to the acquisition the Company had a zero basis in its equity investment.

        We were organized as a corporation in the State of Delaware on June 27, 1997.

        Unless the context indicates otherwise, the terms "Company," "Plug Power," "we," "our" or "us" as used herein refers to Plug Power Inc. and its subsidiaries.

  Liquidity

        Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, funding the growth in our GenKey "turn-key" solution which also includes the installation of our customer's hydrogen infrastructure as well as delivery of the hydrogen fuel, and continued development and expansion of our products. Our ability to achieve profitability and

Notes to Consolidated Financial Statements (Continued)

1. Nature of Operations (Continued)

meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining positive gross margins; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers and the terms of such agreements which may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations. As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

        We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common shareholders of $55.8 million, $88.6 million and $62.8 million for the years ended December 31, 2015, 2014, and 2013, respectively, and has an accumulated deficit of $993.9 million at December 31, 2015.

        During the year ended December 31, 2015, cash used in operating activities was $47.3 million, consisting primarily of a net loss attributable to the Company of $55.7 million, coupled with net outflows of operating assets and liabilities of $8.9 million. The investment in working capital primarily was related to inventory procured to meet our backlog requirements. On December 31, 2015, we had cash and cash equivalents of $64.0 million and net working capital of $88.5 million. By comparison, at December 31, 2014, cash and cash equivalents was $146.2 million and net working capital was $167.0 million.

        Net cash used by investing and financing activities for the year ended December 31, 2015 included purchases of equipment and payments on capital lease and finance obligations. In addition, during 2015, the Company signed sale/leaseback agreements with the Company's primary financial institution (M&T Bank or the Bank) to facilitate its commercial transactions with key customers. These agreements represent the sale of the Company's fuel cell systems, hydrogen infrastructure and agreements to provide related extended maintenance to the Bank. The Company then leases the fuel cell systems and hydrogen infrastructure back from the Bank and operates them at customer locations to fulfill Power Purchase Agreements (PPAs). These operating leases require, the Company to maintain cash balances in restricted accounts securing its lease obligations. Cash added to these restricted accounts was $14.2 million during 2015. Cash received from customers under the PPAs is used to make lease payments back to the Bank. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. At December 31, 2015, the Company has seven PPA's that are connected to these sale/leaseback agreements. Remaining lease payments to the Bank associated with these agreements are $26.1 million and have been secured with restricted cash. Also, cash associated with sales of future revenues is required to be recorded as financing obligation on the consolidated balance sheets and accordingly represents a financing cash inflow. With regards to the master lease agreement with the Bank, the Company has a financial covenant, which requires a minimum level of unrestricted cash of $50 million. The Bank currently has remaining contractual lease payments fully secured through a combination of restricted cash and pledges on funds escrowed for future service by the Company. The covenant is maintained in association with the residual exposure of the Bank, which stems from tax benefits taken by the Bank that could be

Notes to Consolidated Financial Statements (Continued)

1. Nature of Operations (Continued)

recaptured should the underlying assets not be deployed for five years. This residual exposure at December 31, 2015 amounted to approximately $15 million, and the exposure decreases with the passage of each year. Should the Company's unrestricted cash fall below the aforementioned minimum level, the Company is entitled to remediate the requirement through the provision of additional restricted cash to the secure the outstanding residual tax exposure of the Bank at that time.

        Additional sale/leaseback agreements have been entered into with other financial institutions, however, they were structured differently in that they required prepaid rent or security deposits in addition to restricted cash. Prepaid rent and security deposits related to sale/leaseback transactions with these other financial institutions as of December 31, 2015 were $12.1 million and restricted cash was $32.6 million. Prepaid rent and security deposits are classified as operating outflows (and noncurrent assets on the consolidated balance sheets). Remaining lease payments associated with these agreements are $27.9 and have been secured with restricted cash, security deposits and prepaid rent.

        During 2014, we received gross proceeds of $176.7 million from three underwritten public offerings. Net proceeds after underwriting discounts and commissions and other estimated fees and expenses were $165.7 million. In addition, during 2014 we received $18.3 million from the exercise of previously issued common stock warrants.

        To date, we have funded our operations primarily through public and private offerings of common and preferred stock, a sale/leaseback of our building and our previous line of credit. The Company believes that its current cash, cash equivalents, cash anticipated to be generated from future operations and, to the extent exercised, cash generated from the exercise of outstanding warrants will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding product sales and service, cost structure, cash burn rate and other operating assumptions. Also, see note 17 Subsequent Events regarding the closing of a loan facility with a specialty finance company on March 2, 2016.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        During 2015, the Company expanded its presentation of revenue and cost of revenue on the consolidated statements of operations. Management of the Company believes this revised presentation is more reflective of the current operations of the Company.

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

  Products and Services

        The Company enters into revenue arrangements that may contain a combination of fuel cell systems and equipment, installation, service, maintenance, spare parts, and other support services.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Revenue arrangements containing fuel cell systems and equipment may be sold, or leased to customers. For these multiple deliverable arrangements, the Company accounts for each separate deliverable as a separate unit of accounting if the delivered item or items have value to the customer on a standalone basis. The Company considers a deliverable to have standalone value if the item is sold separately by us or another entity or if the item could be resold by the customer. The Company allocates revenue to each separate deliverable based on its relative selling price. For a majority of our deliverables, the Company determines relative selling prices using its best estimate of the selling price since vendor-specific objective evidence and third-party evidence is generally not available for the deliverables involved in its revenue arrangements due to a lack of a competitive environment in selling fuel cell technology. When determining estimated selling prices, the Company considers the cost to produce the deliverable, a reasonable gross margin on that deliverable, the selling price and profit margin for similar products and services, the Company's ongoing pricing strategy and policies, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold, as applicable. The Company determines estimated selling prices for deliverables in its arrangements based on the specific facts and circumstances of each arrangement and analyzes the estimated selling prices used for its allocation of consideration of each arrangement.

        Once relative selling prices are determined, the Company proportionately allocates the sale consideration to each element of the arrangement. The allocated sales consideration related to fuel cell systems and equipment, spare parts, and hydrogen infrastructure is recognized as revenue at shipment if title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. The allocated sales consideration related to service and maintenance is generally recognized as revenue on a straight-line basis over the term of the contract, as appropriate.

        With respect to sales of consigned spare parts, the Company does not recognize revenue until the risks and rewards of ownership have transferred, the price is fixed, and the Company has a reasonable expectation of collection upon billing.

        For those customers who do not purchase an extended maintenance contract, the Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. The Company accrues for anticipated standard warranty costs at the same time that revenue is recognized for the related product. Only a limited number of fuel cell units are under standard warranty.

        In a vast majority of its commercial transactions, the Company sells extended maintenance contracts that generally provide for a five to ten year warranty from the date of product installation. These types of contracts are accounted for as a separate deliverable, and accordingly, revenue generated from these transactions is deferred and recognized in income over the warranty period, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract. When costs are projected to exceed revenues on the life of the contract, an accrual for loss contracts is recorded. Costs are estimated based upon historical experience, contractual agreements and the Company's cost reduction plans. The actual results may differ from these estimates.

        The Company is a party to Power Purchase Agreements (PPAs) with certain key customers, such as Walmart. Revenue associated with these agreements are treated as rental income and recognized on

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

a straight-line basis over the life of the agreements. The Company also has rental expense associated with sale/leaseback agreements with financial institutions that were entered into commensurate with the PPAs. Rental expense is also recognized on a straight-line basis over the life of the agreements and is characterized as cost of PPA revenue on the accompanying consolidated statement of operations.

        The Company purchases hydrogen fuel from suppliers and sells to its customers upon delivery. Revenue and cost of revenue related to this fuel is recorded as dispensed and delivered, respectively, and are included in the respective "Fuel delivered to customers" lines on the consolidated statements of operations.

        At December 31, 2015 and December 31, 2014, the Company had unbilled amounts from product and service revenues of approximately $602 thousand and $616 thousand, respectively, which is included in other current assets in the accompanying consolidated balance sheets. At December 31, 2015 and December 31, 2014, the Company had deferred product and service revenues in the amount of $18.5 million and $10.1 million, respectively.

  Research and Development Contracts

        Contract accounting is used for research and development contract revenue. The Company generally shares in the cost of these programs with cost sharing percentages ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period and is included within the "other" revenue line on the consolidated statement of operations. All allowable work performed through the end of each calendar quarter is billed, subject to limitations in the respective contracts. We expect to continue research and development contract work that is directly related to our current product development efforts. At December 31, 2015 and 2014, the Company had unbilled amounts from research and development contract revenue in the amount of approximately $0.5 million and $1.0 million, respectively, which is included in other current assets in the accompanying consolidated balance sheets. Unbilled amounts at December 31, 2015 are expected to be billed during the first quarter of 2016. Contract revenue is recognized in other revenue on the Company's consolidated statements of operations.

  Sale/leaseback transactions

        The Company provides its products and services to certain customers in the form of a Power Purchase Agreement that generally expire in six years. For these specific transactions, the Company will complete a sale/leaseback for the related assets to a financial institution for similar terms. The Company accounts for sale/leaseback transactions as operating leases in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 840-40, Leases—Sale/Leaseback Transactions. During 2015, the Company deferred profit related to sale/leaseback transactions of $3.6 million to be recognized on a straight-line basis over the life of related leases. This deferred profit is included within current and noncurrent deferred revenue on the Company's consolidated balance sheet at December 31, 2015.

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

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Accounts Receivable

        Accounts receivable are stated at the amount billed to customers and are ordinarily due between 30 and 60 days after the issuance of the invoice. Receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts and related receivable are reduced when the amount is deemed uncollectible. As of December 31, 2015 and December 31, 2014, the allowance for doubtful accounts was zero.

  Inventory

        Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. All inventory, including inventory under consignment arrangements, is not relieved until the customer has accepted the product, at which time the risks and rewards of ownership have transferred.

  Property, Plant and Equipment

        Property, plant and equipment are originally recorded at cost or, if acquired as part of business combination, at fair value. Maintenance and repairs are expensed as costs are incurred. Depreciation on plant and equipment, which includes depreciation on the Company's facility that is accounted for as a financing obligation (see note 16, Commitments and Contingencies), is calculated on the straight-line method over the estimated useful lives of the assets. The Company records depreciation and amortization over the following estimated useful lives:

Buildings	20 years
Building improvements	5 - 20 years
Software, machinery and equipment	1 - 15 years

        Gains and losses resulting from the sale of property and equipment are recorded in current operations.

  Leased Property Under Capital Lease

        Leased property under capital lease is stated at the present value of minimum lease payments. Amortization expense is recorded on a straight-line basis over 6 years, the shorter of the lease term and the estimated useful life of the asset. Amortization expense amounted to $538 thousand and $517 thousand for the years ended December 31, 2015 and December 31, 2014, respectively, and has been included in cost of revenue for services performed on fuel cell systems and related infrastructure in the accompanying consolidated statements of operations.

  Impairment of Long-Lived Assets

        Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary. Assets to be disposed of and considered held for sale would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

  Goodwill

        Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually.

        The Company has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required.

        The Company performs its annual impairment review of goodwill at December 1, and when a triggering event is determined to have occurred between annual impairment tests. For the year ended December 31, 2015, the Company performed a qualitative assessment of goodwill for its single reporting unit, and determined that it is not more likely than not that the fair value of its reporting unit is less than the carrying amount. Accordingly, no impairment loss was recorded in 2015.

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

  Product Warranty Reserve

        Aside from when included in the sale of an extended maintenance contract, the Company provides a one to two year standard product warranty to customers from date of installation of GenDrive units, and the ReliOn contracts we generally provide a two year standard product warranty. We currently estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for future claims in the period the revenue is recognized. Factors that affect our warranty liability include the number of installed units, estimated material costs, estimated travel, and labor costs.

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

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Redeemable Preferred Stock

        We account for redeemable preferred stock as temporary equity in accordance with applicable accounting guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity. Dividends on the redeemable preferred stock are accounted for as a reduction (increase) in the net income (loss) attributable to common shareholders

  Income Taxes

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

        The Company accounts for uncertain tax positions in accordance with FASB ASC No. 740-10-25, Income Taxes—Overall—Recognition. The Company recognizes in its consolidated financial statements the impact of a tax position only if that position is more likely than not to be sustained on audit, based on the technical merits of the position.

  Foreign Currency Translation

        Foreign currency translation adjustments arising from conversion of the Company's foreign subsidiary's financial statements to U.S. dollars for reporting purposes are included in accumulated other comprehensive income in stockholders' equity on the accompanying consolidated balance sheets. Transaction gains and losses resulting from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency of the Company's operations give rise to realized foreign currency transaction gains and losses, and are included in interest and other income and interest and other expense, respectively, in the accompanying consolidated statements of operations.

  Research and Development

        Costs related to research and development activities by the Company are expensed as incurred.

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

        The Company estimates the fair value of stock-based awards using a Black-Scholes valuation model. Stock-based compensation expense is recorded in cost of revenue associated with sales of fuel cell systems and related infrastructure, cost of revenue for services performed on fuel cell systems and related infrastructure, research and development expense and selling, general and administrative expenses in the accompanying consolidated statements of operations based on the employees' respective function.

        The Company records deferred tax assets for awards that result in deductions on the Company's income tax returns, based upon the amount of compensation cost recognized and the Company's statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax return are recorded in additional paid-in capital if the tax deduction exceeds the deferred tax asset or in the consolidated statements of operations if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards. Excess tax benefits are recognized in the period in which the tax deduction is realized through a reduction of taxes payable. No tax benefit or expense for stock-based compensation has been recorded during the years ended December 31, 2015, 2014 and 2013 since the Company remains in a NOL position.

  Per Share Amounts

        Basic earnings per common share are computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options, unvested restricted stock, common stock warrants, and preferred stock) were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of dilutive common share equivalents, which is comprised of shares issuable under outstanding warrants, the conversion of preferred stock, and the Company's share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Since the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table provides the components of the calculations of basic and diluted earnings per share (in thousands, except share amounts):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net loss attributable to common shareholders	$(55,795)	$(88,644)	$(62,791)

Denominator:
Weighted average number of common shares outstanding	176,067,231	159,228,815	76,436,408

        The dilutive potential common shares are summarized as follows:

	At December 31,
	2015	2014	2013
Stock options outstanding	11,700,786	8,367,271	4,703,326
Restricted stock outstanding	204,444	473,336	650,002
Common stock warrants(1)	4,192,567	4,219,449	24,137,878
Preferred stock(2)	5,554,594	5,554,594	10,972,859

Number of dilutive potential common shares	21,652,391	18,614,650	40,464,065

(1)
In May 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering. As a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the number of warrants increased to 22,995,365. Of the warrants issued in May 2011, 22,802,898 have been exercised as of December 31, 2015. In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering. Of the warrants issued in February 2013, 23,637,400 were exercised prior to December 31, 2015. In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering. Of the warrants issued in January 2014, none have been exercised as of December 31, 2015. All warrants have anti-dilution provisions.

(2)
The preferred stock amount represents the dilutive potential common shares of the Series C redeemable convertible preferred stock issued on May 16, 2013 based on the conversion price of the preferred stock as of December 31, 2015. Of the 10,431 preferred shares issued in May 2013, 5,200 had been converted to common stock as of December 31, 2015.

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

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        One significant estimate is the determination of whether loss contracts exist. The Company recorded a provision for loss contracts related to service, as discussed in note 10, Warranty Reserve and Accrual for Loss Contracts Related to Service.

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

  Recent Accounting Pronouncements

        In February 2016, an accounting update was issued which requires balance sheet recognition for operating leases, among other changes to previous lease guidance. This accounting update is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the impact this update will have the consolidated financial statements.

        In November 2015, an accounting update was issued that changes the classification of current and noncurrent deferred tax assets and liabilities. The new standard requires deferred tax assets and liabilities to be presented as noncurrent amounts. The Company early adopted the standard prospectively, beginning December 31, 2015. The adoption did not have a significant effect on the consolidated financial statements.

        In July 2015, an accounting update was issued that changes inventory measurement from lower of cost or market to lower of cost and net realizable value. The new standard applies to inventory measured at first-in, first-out (FIFO). This accounting update is effective for the reporting periods beginning after December 15, 2016, and interim periods within those years. The Company does not expect the adoption of this update to have a significant effect on the consolidated financial statements.

        In August 2014, an accounting update was issued relating to how management assesses conditions and events that could raise substantial doubt about an entity's ability to continue as a going concern. This accounting update is effective for reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. The Company does not expect the adoption of this update to have a significant effect on the consolidated financial statements.

        In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. In July 2015, the FASB announced a one year delay in the required adoption date from January 1, 2017 to January 1, 2018. The Company is evaluating the

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

effect this update will have on the consolidated financial statements and has not yet selected a transition method.

3. Acquisition of ReliOn, Inc.

        On April 2, 2014, the Company completed the acquisition of ReliOn, Inc. ("ReliOn") for an aggregate purchase price of $4.0 million. The Company acquired substantially all of the assets of ReliOn, including patents, technology and other intangible assets, equipment and other tangible assets. ReliOn is a developer of hydrogen fuel cell stack technology based in Spokane, Washington. As consideration, the Company issued 530,504 shares of common stock, and assumed certain specified liabilities of ReliOn. The total purchase price is based on the issuance of 530,504 shares of Plug Power common stock at the closing price of the Company's stock on April 1, 2014 of $7.54. Upon closing of the acquisition, the Company reported a gain on bargain purchase of $1.0 million and it has been included within (loss) gain on acquisition activity, net on the consolidated statements of operations. Results of operations of ReliOn have been consolidated since acquisition.

4. Acquisition of HyPulsion

        On July 24, 2015, the Company entered into a Share Purchase Agreement with Axane, pursuant to which on July 31, 2015, the Company (through a wholly-owned subsidiary) acquired Axane's 80% equity interest in HyPulsion for $11.5 million, payable in shares of its common stock. In connection with the aforementioned agreement, the Company initially issued 4,781,250 shares of its common stock at closing. On August 26, 2015, the Company subsequently issued an additional 1,613,289 shares of common stock pursuant to a post-closing true-up provision, which was liability classified contingent consideration. The fair value of these additional shares of $3.0 million was recognized as expense and is included in the accompanying consolidated statement of operations for the year ended December 31, 2015, as a component of (loss) gain on acquisition activity, net.

        The following table summarizes the allocation of the purchase price to the estimated fair value of the net assets acquired, excluding goodwill (in thousands):

Cash and cash equivalents	$1,496
Accounts receivable	917
Inventory	765
Prepaid expenses and other assets	746
Leased property under capital lease	159
Identifiable intangibles	4,159
Accounts payable, accrued expenses, and other liabilities	(2,430)

Total net assets acquired, excluding goodwill	$5,812

        Intangible assets recognized as part of purchase accounting represent acquired technology and will be amortized on a straight-line basis over ten years.

Notes to Consolidated Financial Statements (Continued)

4. Acquisition of HyPulsion (Continued)

        Goodwill associated with the acquisition represents expanded access to the European markets related to the sale of fuel cell technology for material handling equipment and was calculated as follows (in thousands):

Consideration paid	$11,474
Add: fair value of prior interest	2,869
Less: net assets acquired	(5,812)

Total goodwill recognized	$8,531

        As part of accounting for the acquisition, the Company recorded a gain to recognize the fair value of its 20% interest immediately prior to applying purchase accounting. The gain of $2.9 million is included in the accompanying consolidated statement of operations for the year ended December 31, 2015, as a component of (loss) gain on acquisition activity, net.

        Pro forma financial information with respect to the acquisition is not included as the impacts from the transaction are not material.

        Changes in goodwill between the acquisition date and December 31, 2015 are attributed to foreign currency translation.

5. Inventory

        Inventory as of December 31, 2015 and December 31, 2014 consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Raw materials and supplies	$23,705	$18,502
Work-in-process	5,567	237
Finished goods	3,480	5,997

	$32,752	$24,736

        At December 31, 2015 and 2014, inventory on consignment was valued at approximately $2.2 million and $1.6 million, respectively.

Notes to Consolidated Financial Statements (Continued)

6. Property, Plant and Equipment

        Property, plant and equipment at December 31, 2015 and 2014 consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Land	$90	$90
Buildings	15,332	15,332
Building improvements	5,169	5,032
Software, machinery and equipment	14,634	11,397

	35,225	31,851
Less: accumulated depreciation	(27,970)	(26,539)

Property, plant, and equipment, net	$7,255	$5,312

        Depreciation expense related to property, plant and equipment was $1.5 million, $1.4 million, and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

7. Capital Lease

        Leased property under capital lease at December 31, 2015 and December 31, 2014 consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Leased property under capital lease	$3,367	$3,099
Less: accumulated depreciation	(1,700)	(1,162)

Leased property under capital lease, net	$1,667	$1,937

8. Intangible Assets

        Intangible assets, consisting of acquired technology, customer relationships and trademarks, are amortized using the straight-line method over their useful lives of five to ten years.

        The gross carrying amount and accumulated amortization of the Company's acquired identifiable intangible assets as of December 31, 2015 are as follows (in thousands):

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Total
Acquired technology	9 years	$4,793	$(403)	$4,390
Customer relationships	10 years	260	(45)	215
Trademark	5 years	60	(21)	39

		$5,113	$(469)	$4,644

Notes to Consolidated Financial Statements (Continued)

8. Intangible Assets (Continued)

        The gross carrying amount and accumulated amortization of the Company's acquired identifiable intangible assets as of December 31, 2014 are as follows (in thousands):

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Total
Acquired technology	8 years	$17,697	$(16,540)	$1,157
Customer relationships	8 years	1,260	(978)	282
Trademark	5 years	60	(9)	51

		$19,017	$(17,527)	$1,490

        The change in the gross carrying amount of the acquired technology from December 31, 2014 to December 31, 2015 is due to the acquisition of HyPulsion, and changes attributed to foreign currency translation, offset by removal of assets that became fully amortized.

        Amortization expense for acquired identifiable intangible assets for the years ended December 31, 2015, 2014, and 2013 was $1.0 million, $2.4 million, and $2.3 million, respectively. Estimated amortization expense for subsequent years is as follows (in thousands):

2016	583
2017	583
2018	583
2019	475
2020	439
Thereafter	1,981

Total	4,644

9. Accrued Expenses

        Accrued expenses at December 31, 2015 and 2014 consist of (in thousands):

	2015	2014
Accrued payroll and compensation related costs	$3,896	$2,518
Accrued accounts payable	2,444	3,500
Accrued sales and other taxes	1,490	706
Accrued litigation	1,077	1,143
Accrued other	945	883

Total	$9,852	$8,750

Notes to Consolidated Financial Statements (Continued)

10. Warranty Reserve and Accrual for Loss Contracts Related to Service

        The following table summarizes product warranty activity recorded during the years ended December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Beginning balance—January 1	$1,311	$1,608
Additions for ReliOn acquisition	—	233
Additions for current period deliveries	230	961
Reductions for payments made	(1,135)	(1,491)

Ending balance—December 31	$406	$1,311

        Also, management has projected estimated service costs related to extended maintenance contracts and determined that certain loss contracts exist. A variety of assumptions are included in the estimates of future service costs, including the life of parts, failure rates of parts, and future costs of parts and labor. As a result, the Company recorded an accrual for loss contracts related to service of $10.1 million, as of December 31, 2015 and a charge to the Company's consolidated statement of operations during 2015.

11. Stockholders' Equity

  Preferred Stock

        The Company has authorized 5.0 million shares of preferred stock, par value $0.01 per share. The Company's certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. The Company's Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations and restrictions thereof, applicable to the shares of each series.

        The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $.01 per share. As of December 31, 2015 and 2014, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.

  Common Stock and Warrants

        The Company has one class of common stock, par value $0.01 per share. Each share of the Company's common stock is entitled to one vote on all matters submitted to stockholders. There were 180,087,491 and 173,266,416 shares of common stock outstanding as of December 31, 2015 and 2014, respectively.

        During 2014, the Company completed a series of underwritten public offerings, aggregating to issuances of 36,502,440 shares of common stock. The share prices ranged from $5.50 to $5.74 with respect to 26,502,440 of the shares. One of the underwritten public offerings included accompanying warrants to purchase 4,000,000 shares of common stock. The shares and the warrants were sold together in a fixed combination, with each combination consisting of one share of common stock and 0.40 of a warrant to purchase one share of common stock, at a price of $3.00 per fixed combination for 10,000,000 shares. The total net proceeds to the Company from the 2014 public offerings were $165.7 million, of which $11.8 million in value was ascribed to the warrants issued in the January 2014 public offering. The warrants have an exercise price of $4.00 per share, were immediately exercisable and will expire on January 15, 2019.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

        During 2013, the Company completed a series of underwritten public offerings, aggregating to issuances of 43,101,800 shares of common stock. The share price was $0.54 with respect to 21,390,000 of the shares. One of the underwritten public offerings included accompanying warrants to purchase 21,711,800 shares of common stock. The shares and the warrants were sold together in a fixed combination, with each combination consisting of one share of common stock and one warrant to purchase one share of common stock, at a prices ranging from $0.15 to $0.18 per fixed combination. The total net proceeds to the Company from the 2013 public offerings were $12.9 million, of which $2.5 million in value was ascribed to the warrants issued in the February 2013 public offering. The warrants have exercise prices ranging from $0.15 to $0.18 per share, are exercisable and will expire in February 2018.

        During the years ended December 31, 2015, 2014 and 2013, 26,882, 23,918,429 and 22,494,987 warrants were exercised, respectively, resulting in the issuance of shares of common stock of 26,882, 23,832,038 and 22,494,987, respectively, and gross proceeds of $25 thousand, $18.3 million and $6.1 million, respectively, and increase of paid-in capital and reduction of the warrant liability by $22 thousand, $83.4 million and $11.2 million, respectively. At December 31, 2015 and 2014, the Company has 4,192,567 and 4,219,449 warrants outstanding and exercisable. The warrants are measured at fair value and classified as a liability on the consolidated balance sheets.

12. Redeemable Preferred Stock

        On May 8, 2013, the Company entered into a Securities Purchase Agreement with Air Liquide, pursuant to which the Company agreed to issue and sell 10,431 shares of the Company's Series C Redeemable Convertible Preferred Stock, par value $0.01 per share, for an aggregate purchase price of approximately $2.6 million (Euro 2 million) in cash. On August 26, 2014, Air Liquide acquired 5,521,676 shares of Common Stock by converting 5,200 shares of Series C Preferred Stock at the conversion price of $0.2343. Following the conversion, Air Liquide continues to own 5,231 shares of Series C Preferred Stock. The holder of these shares is entitled to designate one director to the Company's Board of Directors. The Series C Preferred Stock ranks senior to the Common Stock with respect to rights upon the liquidation, dissolution or winding up of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or other deemed liquidation event, as defined in the Securities Purchase Agreement, the holder of the Series C Preferred Stock will be entitled to be paid an amount per share equal to the greater of (i) the original issue price, plus any accrued but unpaid dividends or (ii) the amount per share that would have been payable had all shares of the Preferred Stock been converted to shares of common stock immediately prior to such liquidation event. The Series C Preferred Stock may not be redeemed by the Company until May 8, 2016. After this date, the Series C Preferred Stock is redeemable at the election of the holder of the Series C Preferred Stock or the Company.

        The holder of the Series C Preferred Stock is entitled to receive dividends at a rate of 8% per annum, based on the original issue price of $2,595,400, payable in equal quarterly installments in cash or in shares of Common Stock, at the Company's option. During the years ended December 31, 2015, 2014 and 2013 dividends have been paid in the form of shares of Common Stock. The Series C Preferred Stock is convertible into shares of Common Stock with the number of shares of Common Stock issuable upon conversion determined by dividing the original issue price of $2,595,400 by the conversion price in effect at the time the shares are converted. The conversion price of the Series C Preferred Stock as of December 31, 2015 and 2014 was $0.2343. The Series C Preferred Stock votes together with the Common Stock on an as-converted basis on all matters.

Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans

2011 Stock Option and Incentive Plan

        On May 12, 2011, the Company's stockholders approved the 2011 Stock Option and Incentive Plan (the 2011 Plan). The 2011 Plan provides for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 1,000,000, plus (ii) the number of shares of common stock underlying any grants pursuant to the 2011 Plan or the Plug Power Inc. 1999 Stock Option and Incentive Plan that are forfeited, canceled, repurchased or are terminated (other than by exercise). The shares may be issued pursuant to stock options, stock appreciation rights, restricted stock awards and certain other equity-based awards granted to employees, directors and consultants of the Company. No grants may be made under the 2011 Plan after May 12, 2021. On May 16, 2012, the stockholders approved an amendment to the 2011 Plan, to increase the number of shares of the Company's common stock authorized for issuance under the 2011 Plan from 1.0 million to 6.5 million. On July 23, 2014, the stockholders approved an amendment to the 2011 Plan, to increase the number of shares of the Company's common stock authorized for issuance under the 2011 Plan from 6.5 million to 17.0 million. For the years ended December 31, 2015, 2014, and 2013, the Company recorded expense of approximately $7.5 million, $3.6 million, and $1.8 million, respectively, in connection with the 2011 Stock Option and Incentive Plan.

        At December 31, 2015, there were approximately 11.7 million options granted and outstanding and 4.3 million options available to be issued under the 2011 Plan, including adjustments for other types of share-based awards. Options for employees issued under this plan generally vest in equal annual installments over three years and expire ten years after issuance. Options granted to members of the Board generally vest one year after issuance. To date, options granted under the 2011 Plan have vesting provisions ranging from one to three years in duration and expire ten years after issuance.

        Compensation cost associated with employee stock options represented approximately $7.5 million, $3.4 million and $1.4 million of the total share-based payment expense recorded for the years ended December 31, 2015, 2014, and 2013, respectively. The Company estimates the fair value of stock options using a Black-Scholes valuation model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock, an appropriate risk-free rate, and the Company's dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 3,960,000, 4,246,000, and 3,090,900 options granted during the years ended December 31, 2015, 2014 and 2013, respectively, were as follows:

	2015	2014	2013
Expected term of options (years)	6	6	6
Risk free interest rate	1.52% - 1.87%	1.77% - 1.94%	0.93% - 1.70%
Volatility	104.03% - 105.29%	107.17% - 113.92%	92.46% - 107.01%

        There was no expected dividend yield for the employee stock options granted.

        The Company's estimate of an expected option term was calculated in accordance with the simplified method for calculating the expected term assumption. The estimated stock price volatility

Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans (Continued)

was derived from the Company's actual historic stock prices over the past six years, which represents the Company's best estimate of expected volatility.

        A summary of stock option activity for the year December 31, 2015 is as follows (in thousands except share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Instrinsic Value
Options outstanding at December 31, 2014	8,367,271	$3.94	8.7
Granted	3,960,000	2.46
Exercised	(173,334)	0.96
Forfeited	(406,975)	3.18
Expired	(46,176)	59.35

Options outstanding at December 31, 2015	11,700,786	$3.29	8.3	$3,397

Options exercisable at December 31, 2015	4,273,425	3.66	7.2	3,159
Options unvested at December 31, 2015	7,427,361	$3.08	9.0	815

        The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $1.99, $4.05, and $0.32, respectively. As of December 31, 2015, there was approximately $14.9 million of unrecognized compensation cost related to stock option awards to be recognized over the next three years, all of this is expected to vest. The total fair value of stock options that vested during the years ended December 31, 2015 and 2014 was approximately $6.1 million and $3.4 million, respectively.

        Restricted stock awards generally vest in equal installments over a period of one to three years. Restricted stock awards are valued based on the closing price of the Company's common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense associated with its restricted stock awards of approximately $118 thousand, $84 thousand, and $33 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, for the years ended December 31, 2015, 2014 and 2013, there was $132 thousand, $265 thousand, and $207 thousand, respectively, of unrecognized compensation cost related to restricted stock awards to be recognized over the next three years.

        A summary of restricted stock activity for the year ended December 31, 2015 is as follows (in thousands except share amounts):

	Shares	Aggregate Instrinsic Value
Unvested restricted stock at December 31, 2014	473,336
Granted	—
Vested	(191,114)
Forfeited	(77,778)

Unvested restricted stock at December 31, 2015	204,444	$431

Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans (Continued)

  401(k) Savings & Retirement Plan

        The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute 100% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings or less actual losses thereon. Participants are vested in the Company's matching contribution based on years of service completed. Participants are fully vested upon completion of three years of service. During 2002, the Company began funding its matching contribution in common stock. During 2015, the Company funded its matching contribution with cash. Accordingly, the Company has issued zero, 74,863, and 1,319,914 shares of common stock to the Plug Power Inc. 401(k) Savings & Retirement Plan during 2015, 2014 and 2013, respectively.

        The Company's expense for this plan, including the issuance of shares, was approximately $889 thousand, $367 thousand and $371 thousand for years ended December 31, 2015, 2014 and 2013, respectively.

  Non-Employee Director Compensation

        Each non-employee director is paid an annual retainer for their services, in the form of either cash or stock compensation. The Company granted 89,490, 71,311, and 673,152 shares of stock to non-employee directors as compensation for the years ended December 31, 2015, 2014, and 2013, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company's share-based compensation expense for this plan was approximately $267 thousand, $331 thousand and $332 thousand for the years ended December 31, 2015, 2014, and 2013 respectively.

14. Fair Value Measurements

        The following table summarizes the financial instruments measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Balance at December 31, 2015
Common stock warrant liability	$5,735	$—	$—	$5,735

Balance at December 31, 2014
Common stock warrant liability	$9,418	$—	$—	$9,418

        The common stock warrant liability is measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs and should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability. When possible, the Company looks to active and observable markets to price identical assets, however when identical assets are not traded in active markets, the Company looks to market observable data for similar assets. Nevertheless, certain assets are not actively traded in observable

Notes to Consolidated Financial Statements (Continued)

14. Fair Value Measurements (Continued)

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

        For our common stock warrants, fair value is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants:

	At December 31, 2015	At December 31, 2014
Risk-free interest rate	0.5% - 1.28%	0.21% - 1.35%
Volatility	79.82% - 128.35%	119.16% - 136.62%
Expected average term	0.42 - 3.04	1.42 - 4.04

        There was no expected dividend yield for the warrants granted. If factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Generally, as the market price of our common stock increases, the fair value of the warrant increases, and conversely, as the market price of our common stock decreases, the fair value of the warrant decreases. Also, a significant increase in the volatility of the market price of the Company's common stock, in isolation, would result in a significantly higher fair value measurement, and a significant decrease in volatility would result in a significantly lower fair value measurement.

        The following table shows reconciliations of the beginning and ending balances for financial instruments measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs
Common stock warrant liability	2015	2014
Beginning of period	$9,418	$28,830
Change in fair value of common stock warrants	(3,661)	52,260
Issuance of common stock warrants	—	11,773
Exercise of common stock warrants	(22)	(83,445)

End of period	$5,735	$9,418

15. Income Taxes

        The components of loss before income taxes and the provision for income taxes for the years ended December 31, 2015, 2014 and 2013, by jurisdiction, are as follows (in thousands):

	2015			2014			2013
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Loss before income taxes	$(54,921)	$(769)	$(55,690)	$(87,459)	$(1,354)	$(88,813)	$(61,730)	$(1,350)	$(63,080)
Income tax benefit	—	—	—	—	325	325	—	410	410

Net loss attributable to the Company	$(54,921)	$(769)	$(55,690)	$(87,459)	$(1,029)	$(88,488)	$(61,730)	$(940)	$(62,670)

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        The significant components deferred income tax (benefit) expense for the years ended December 31, 2015, 2014 and 2013, by jurisdiction, are as follows (in thousands):

	2015			2014			2013
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Deferred tax (benefit) expense	$(14,237)	$893	$(13,344)	$(4,282)	$194	$(4,088)	$(3,209)	$1,406	$(1,803)
Net operating loss carryforward (generated) expired	(8,345)	895	(7,450)	(8,974)	625	(8,349)	(6,536)	(15)	(6,551)
Valuation allowance increase (decrease)	22,582	(1,788)	20,794	13,256	(819)	12,437	9,745	(1,391)	8,354

Provision for income taxes	$—	$—	$—	$—	$—	$—	$—	$—	$—

        The Company's effective income tax rate differed from the federal statutory rate as follows:

	2015	2014	2013
U.S. Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Deferred state taxes, net of federal benefit	(3.1)%	(1.2)%	(1.3)%
Common stock warrant liability	(2.3)%	20.6%	20.6%
Other, net	0.3%	(0.2)%	0.6%
Change in valuation allowance	40.1%	15.4%	14.5%

	0.0%	(0.4)%	(0.6)%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	U.S.		Foreign
	2015	2014	2015	2014
Intangible assets	$—	$—	$1,469	$1,269
Deferred revenue	7,017	4,492	—	—
Other reserves and accruals	6,411	1,492	—	—
Tax credit carryforwards	798	—	65	78
Property, plant and equipment	1,803	1,624	389	464
Amortization of stock-based compensation	13,145	10,623	—	—
Capitalized research & development expenditures	13,431	12,816	4,008	4,777
Net operating loss carryforwards	27,202	18,857	5,797	2,931

Total deferred tax asset	69,807	49,904	11,728	9,519
Valuation allowance	(62,584)	(40,002)	(11,520)	(9,519)

Net deferred tax assets	$7,223	$9,902	$208	$—

Intangible assets	(220)	(335)	—	—
Property, plant and equipment	—	—	(208)	—
Non-employee stock based compensation	(1,556)	(1,556)	—	—
Section 382 recognized built in loss	(5,447)	(8,011)	—	—

Net deferred tax liability	$(7,223)	$(9,902)	$(208)	$—

Net	$—	$—	$—	$—

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        The Company has early adopted, on a prospective basis, the recent accounting update which classifies all deferred tax assets and liabilities, along with any related valuation allowance, as a net noncurrent asset or liability on the consolidated balance sheet. Due to the full valuation allowance at December 31, 2015, the net deferred tax asset is zero. At December 31, 2014, deferred taxes were included on the consolidated balance sheet within other noncurrent assets of $1.4 million and other current liabilities of $1.4 million.

        The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2015 and 2014 of approximately $74.1 million and $49.5 million, respectively. A reconciliation of the current year change in valuation allowance is as follows (in thousands):

	U.S.	Foreign	Total
Increase (decrease) in valuation allowance for current year increase in net operating losses	$8,345	$(895)	$7,450
Increase in valuation allowance for current year net increase in deferred tax assets other than net operating losses	14,237	641	14,878
Decrease in valuation allowance as a result of foreign currency fluctuation	—	(1,534)	(1,534)
Increase in valuation allowance due to acquisition of Hypulsion	—	3,789	3,789

Net increase in valuation allowance	$22,582	$2,001	$24,583

        The deferred tax assets have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets may not be realized. Included in the valuation allowance at December 31, 2015 and December 31, 2014 are $0.1 million of deferred tax assets resulting from the exercise of employee stock options, which upon subsequent realization of the tax benefits, will be allocated directly to paid-in capital.

        Before the imposition of IRC Section 382 limitations described below, at December 31, 2015, the Company has unused federal and state net operating loss carryforwards of approximately $786.0 million, of which $117.0 million was generated from the operations of acquired companies prior to the dates of acquisition and $669 million was generated by the Company subsequent to the acquisition dates and through December 31, 2015.

        Under Internal Revenue Code (IRC) Section 382, the use of loss carryforwards may be limited if a change in ownership of a company occurs. If it is determined that, due to transactions involving the Company's shares owned by its 5 percent or greater shareholders, a change of ownership has occurred under the provisions of IRC Section 382, the Company's federal and state net operating loss carryforwards could be subject to significant IRC Section 382 limitations.

        Based on studies of the changes in ownership of the Company, it has been determined that IRC Section 382 ownership changes have occurred which significantly reduces that amount of pre-change net operating losses that can be used in future years to $13.5 million. In addition, net operating losses of $58.1 million incurred after the most recent ownership change are not subject to IRC Section 382 and are available for use in future years. Accordingly, the Company's deferred tax assets include

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

$71.6 million of U.S. net operating loss carryforwards. The net operating loss carryforwards available at December 31, 2015, if unused will expire at various dates from 2017 through 2035.

        The ownership changes also resulted in net unrealized built in losses per IRS Notice 2003-65 which should result in recognized built in losses during the five year recognition period. These recognized built in losses will translate into unfavorable book to tax add backs in the Company's 2016 to 2018 U.S. corporate income tax returns of approximately $14.3 million that resulted in a gross deferred tax liability of $5.4 million at December 31, 2015. This gross deferred tax liability offsets existing gross deferred tax assets effectively reducing the valuation allowance. This has no impact on the Company's current financial position, results of operations, or cash flows because of the full valuation allowance.

        Approximately $0.8 million of research credit carryforwards generated after the most recent IRC Section 382 ownership change are included in the Company's deferred tax assets. Due to limitations under IRC Section 382, research credit carryforwards existing prior to the most recent IRC Section 382 ownership change will not be used and are not reflected in the Company's gross deferred tax asset at December 31, 2015.

        At December 31, 2015, the Company has unused Canadian net operating loss carryforwards of approximately $8.3 million. The net operating loss carryforwards if unused will expire at various dates from 2016 through 2032. At December 31, 2015, the Company has scientific research and experimental development (SR&ED) expenditures of $16.0 million available to offset future taxable income in Canada. These SR&ED expenditures have no expiration date. At December 31, 2015, the Company has Canadian ITC credit carryforwards of $0.4 million available to offset future income tax. These credit carryforwards if unused will expire at various dates from 2016 through 2027. Approximately $0.4 million of the foreign net operating loss carryforwards and $0.3 million of the Canadian ITC credit carryforwards represent unrecognized tax benefits and are therefore, not reflected in the Company's deferred tax assets as of December 31, 2015.

        At December 31, 2015, the Company has unused French net operating loss carryforwards of approximately $11.4 million. The net operating loss may carryforward indefinitely or until the Company changes its activity.

        As of December 31, 2015, the Company has no un-repatriated foreign earnings.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Unrecognized tax benefits balance at beginning of year	$522	$1,033	$1,579
Reductions for tax positions of prior years	—	(465)	(471)
Currency Translation	(85)	(46)	(75)

Unrecognized tax benefits balance at end of year	$437	$522	$1,033

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2015 the Company recognized no benefit as the statute of limitations does not expire for the tax year ended 2007 until February 2016. The Company had $0.4 million of interest and penalties accrued at December 31, 2015 and December 31, 2014. During the first quarter of 2016, the statute of limitations will expire on the remaining unrecognized tax benefits.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. Open tax years in the U.S. range from 2012 to 2015, and open tax years in foreign jurisdictions range from 2007 to 2015. However, upon examination in subsequent years, if net operating loss carryforwards and tax credit carryforwards are utilized, the U.S. and foreign jurisdictions can reduce net operating loss carryforwards and tax credit carryforwards utilized in the year being examined if they do not agree with the carryforward amount. As of December 31, 2015, the Company was not under audit in the U.S. or non-U.S. taxing jurisdictions.

16. Commitments and Contingencies

  Operating Leases

        As of December 31, 2015 and 2014, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also note 1) as summarized below and expire over the next six years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015 are (in thousands):

	As Lessor	As Lessee
2016	$10,411	$11,773
2017	10,411	11,794
2018	10,411	11,577
2019	10,411	10,386
2020	9,255	9,249
2021 and thereafter	5,022	5,503

Total future minimum lease payments	$55,921	$60,282

        Rental expense for all operating leases were $6.2 million, $1.5 million, and $769 thousand for years ended December 31, 2015, 2014, and 2013 respectively.

        At December 31, 2015 and 2014, prepaid rent and security deposits associated with sale/leaseback transactions were $12.1 million and zero, respectively.

  Finance Obligation

        During the year ended December 31, 2015, the Company received cash for future services to be performed associated with certain sale/leaseback transactions. This cash received representing amounts related to future services amounted to $15.1 million. The short-term portion of this amount of $2.6 million is included in other current liabilities, with the remaining balance included in finance obligations within the accompanying consolidated balance sheet at December 31, 2015. The amount is amortized using the effective interest method.

        In 2013, the Company completed a sale-leaseback transaction of its property in Latham, New York, for an aggregate sale price of $4.5 million. Although the property was sold and the Company has no

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

legal ownership of the facility, the Company was prohibited from recording the transaction as a sale because of continuing involvement with the property. Accordingly, the sale has been accounted for as a financing transaction, which requires the Company to continue reporting the building as an asset and to record a financing obligation for the sale price. Liabilities relating to this agreement of $2.4 million and $74 thousand, $2.4 million and $66 thousand have been recorded as finance obligation and current portion finance obligation (other current liabilities), respectively, in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively .

  Restricted Cash

        The Company has entered into sale/leaseback agreements associated with its products and services. In connection with these agreements, cash of $46.8 million is required to be restricted as security and will be released over the lease term. The Company has additional letters of credit backed by security deposits as disclosed in the Operating Leases section above.

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

        At December 31, 2015, two customers comprise approximately 50.9% of the total accounts receivable balance, with each customer individually representing 38.5% and 12.4% of total accounts receivable, respectively. At December 31, 2014, four customers comprise approximately 69.9% of the total accounts receivable balance, with each customer individually representing 30.2%, 16.0%, 13.4% and 10.3% of total accounts receivable, respectively.

        For the year ended December 31, 2015, 56.7% of total consolidated revenues were associated primarily with Walmart. For the year ended December 31, 2014, 37.2% of total consolidated revenues were associated primarily with Walmart and Volkswagen, with each representing 24.1% and 13.1% of total consolidated revenues, respectively. For the year ended December 31, 2013, 33.2% of our total consolidated revenues were associated Mercedes-Benz, Procter & Gamble, and Lowe's representing 11.6%, 11.2%, and 10.4% of total consolidated revenues, respectively.

Notes to Consolidated Financial Statements (Continued)

17. Subsequent Event

        On March 2, 2016, the Company, together with its subsidiaries Emerging Power Inc. and Emergent Power Inc. (Loan Parties), entered into a Loan Agreement with Generate Lending, LLC (Lender).

        The Loan Agreement, among other things, provides for a $30 million secured term loan facility (the Term Loan Facility). Advances under the Term Loan Facility bear interest at the rate of 12.0% per annum, subject to compliance with financial covenants and other conditions. The Loan Agreement includes covenants, limitations and events of default customary for similar facilities, including a minimum cash and cash equivalents covenant and a minimum working capital covenant. Upon the occurrence and continuance of an event of default, the amounts advanced under the Term Loan Facility bear interest at a default rate of 14.0% per annum. The term of the Loan Agreement is one year, ending March 2, 2017 (Maturity Date).

        Pursuant to the Loan Agreement, (i) $12.5 million of the Term Loan Facility is available immediately, (ii) availability of $12.5 million of the Term Loan Facility is subject to the Loan Parties satisfying certain conditions and (iii) availability of the remaining $5 million of the Term Loan Facility is subject to the Lender's discretion. The Company has borrowed $12.5 million under the Loan Agreement. Interest is payable on a monthly basis and the entire then outstanding principal balance of the Term Loan Facility, together will all accrued and unpaid interest, is due and payable on the Maturity Date. On and after October 1, 2016, as and when the Company receives net proceeds from certain restricted cash accounts securing the financing of customer Power Purchase Agreements, the Company is required to prepay the outstanding principal balance of the Term Loan Facility with such net proceeds.

        All obligations under the Loan Agreement are unconditionally guaranteed by the Company's subsidiaries, Emerging Power Inc. and Emergent Power Inc. The Term Loan Facility is secured by substantially all of each Loan Parties' assets, including all intellectual property, all securities in domestic subsidiaries and 65% of the securities in foreign subsidiaries, subject to certain exceptions and exclusions.

        The Loan Agreement has financial covenants that require the Company to maintain at all times minimum unencumbered cash and cash equivalents equal or greater than the then outstanding principal balance of the Term Loan Facility. The financial covenants also require the Company to maintain at all times, on a consolidated basis for the Loan Parties and their subsidiaries, an amount of current assets minus current liabilities (excluding amounts owing under the Term Loan Facility) equal to or greater than 200% of the then outstanding principal balance under the Term Loan Facility.

        The Loan Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Loan Agreement also provides that each Loan Party will direct proceeds from certain project finance arrangements to a controlled account subject to a first lien security interest by the Lender. The Loan Agreement contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making acquisitions, making loans, dissolving, entering into leases (other than sale/leaseback transactions) and asset sales. The Loan Agreement also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults.

Notes to Consolidated Financial Statements (Continued)

18. Unaudited Quarterly Financial Data (in thousands, except per share data)

	Quarters ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue:
Sales of fuel cell systems and related infrastructure	$5,090	$18,663	$24,777	$29,472
Services performed on fuel cell systems and related infrastructure	2,645	2,883	3,555	4,929
Power Purchase Agreements	977	1,077	1,546	2,118
Fuel delivered to customers	659	1,128	1,544	1,744
Other	45	258	10	168
Gross (loss) profit(1)	(2,111)	1,562	76	(9,417)
Operating expenses	10,650	11,427	12,332	14,703
Operating loss	(12,761)	(9,865)	(12,256)	(24,120)
Net loss attributable to common shareholders	(11,077)	(9,253)	(10,238)	(25,227)
Loss per share:
Basic and Diluted	$(0.06)	$(0.05)	$(0.06)	$(0.14)

(1)
Gross loss in the fourth quarter of 2015 includes the impact of a $10.1 million provision for loss contract related to service recorded by the Company, as discussed in note 10, Warranty Reserve and Accrual for Loss Contracts Related to Service.

	Quarters ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue:
Sales of fuel cell systems and related infrastructure	$3,162	$13,601	$15,462	$16,081
Services performed on fuel cell systems and related infrastructure	1,567	2,729	2,755	2,858
Power Purchase Agreements	259	337	639	902
Fuel delivered to customers	241	326	654	738
Other	346	328	371	874
Gross (loss) profit	(2,306)	195	(1,093)	(1,658)
Operating expenses	5,072	6,837	9,603	11,558
Operating loss	(7,378)	(6,642)	(10,696)	(13,216)
Net (loss) income attributable to common shareholders	(75,909)	3,825	(9,377)	(7,183)
(Loss) income per share:
Basic and Diluted	$(0.57)	$0.02	$(0.06)	$(0.04)