Form 10-Q
period 2016-03-31
PLUG POWER INC
filed 2016-05-10
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock, par value of $.01 per share, outstanding as of May 10, 2016 was 180,265,759.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents, see notes 1 and 7	$66,882	$63,961
Restricted cash	4,012	4,012
Accounts receivable	10,684	22,650
Inventory	39,150	32,752
Prepaid expenses and other current assets	9,738	7,855
Total current assets	130,466	131,230

Restricted cash	43,854	43,823
Property, plant, and equipment, net of accumulated depreciation of $28,351 and $27,970, respectively	8,750	7,255
Leased property, net of accumulated depreciation of $1,877 and $1,700, respectively	13,237	1,667
Note receivable	367	383
Goodwill	8,827	8,478
Intangible assets, net of accumulated amortization of $626 and $469, respectively	4,656	4,644
Other assets	12,012	11,976
Total assets	$222,169	$209,456

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,045	$20,455
Accrued expenses	9,968	9,852
Short-term borrowing	23,961	—
Product warranty reserve	486	406
Accrual for loss contracts related to service	3,400	4,100
Deferred revenue	3,947	4,468
Finance obligations	2,528	2,671
Other current liabilities	376	754
Total current liabilities	67,711	42,706
Accrual for loss contracts related to service	4,902	5,950
Deferred revenue	13,274	13,997
Common stock warrant liability	4,317	5,735
Finance obligations	14,396	14,809
Other liabilities	385	370
Total liabilities	104,985	83,567
Redeemable preferred stock
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664) 10,431 shares authorized; Issued and outstanding: 5,231 at March 31, 2016 and December 31, 2015	1,153	1,153
Stockholders’ equity:
Common stock, $0.01 par value per share; 450,000,000 shares authorized; Issued (including shares in treasury): 180,720,285 at March 31, 2016 and 180,567,444 at December 31, 2015	1,807	1,806
Additional paid-in capital	1,121,408	1,118,917
Accumulated other comprehensive income	1,381	798
Accumulated deficit	(1,005,656)	(993,876)
Less common stock in treasury: 479,953 at March 31, 2016 and December 31, 2015	(2,909)	(2,909)
Total stockholders’ equity	116,031	124,736
Total liabilities, redeemable preferred stock, and stockholders’ equity	$222,169	$209,456

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Sales of fuel cell systems and related infrastructure	$5,218	$5,090
Services performed on fuel cell systems and related infrastructure	5,273	2,645
Power Purchase Agreements	2,706	977
Fuel delivered to customers	2,010	659
Other	125	45
Total revenue	15,332	9,416
Cost of revenue:
Sales of fuel cell systems and related infrastructure	3,898	5,079
Services performed on fuel cell systems and related infrastructure	5,783	4,770
Power Purchase Agreements	2,881	751
Fuel delivered to customers	2,411	876
Other	189	51
Total cost of revenue	15,162	11,527

Gross profit (loss)	170	(2,111)

Operating expenses:
Research and development	4,830	2,901
Selling, general and administrative	8,290	7,749
Total operating expenses	13,120	10,650

Operating loss	(12,950)	(12,761)

Interest and other income	87	31
Change in fair value of common stock warrant liability	1,278	1,769
Interest and other expense	(561)	(90)
Loss before income taxes	$(12,146)	$(11,051)

Income tax benefit	392	—

Net loss attributable to the Company	$(11,754)	$(11,051)

Preferred stock dividends declared	(26)	(26)
Net loss attributable to common shareholders	$(11,780)	$(11,077)
Net loss per share:
Basic and diluted	$(0.07)	$(0.06)
Weighted average number of common shares outstanding	180,125,763	173,365,830

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Net loss attributable to the Company	$(11,754)	$(11,051)
Other comprehensive income - foreign currency translation adjustment	583	—
Comprehensive loss	$(11,171)	$(11,051)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2015	180,567,444	1,806	1,118,917	798	479,953	(2,909)	(993,876)	124,736
Net loss attributable to the Company	—	—	—	—	—	—	(11,754)	(11,754)
Other comprehensive income	—	—	—	583	—	—	—	583
Stock-based compensation	21,547	—	2,217	—	—	—	—	2,217
Stock dividend	13,015	—	26	—	—	—	(26)	—
Exercise of warrants	118,279	1	248	—	—	—	—	249
March 31, 2016	180,720,285	1,807	1,121,408	1,381	479,953	(2,909)	(1,005,656)	116,031

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(11,754)	$(11,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	571	475
Amortization of intangible assets	145	608
Stock-based compensation	2,217	1,697
Change in fair value of common stock warrant liability	(1,278)	(1,769)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	11,966	8,324
Inventory	(6,398)	(7,357)
Prepaid expenses and other assets	(1,832)	(902)
Note receivable	16	16
Accounts payable, accrued expenses, product warranty reserve and other liabilities	2,423	(3,160)
Accrual for loss contracts related to service	(1,748)	—
Deferred revenue	(1,244)	(526)
Net cash used in operating activities	(6,916)	(13,645)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(1,889)	(229)
Purchases for construction of leased assets	(11,747)	—
Net cash used in investing activities	(13,636)	(229)
Cash Flows From Financing Activities:
Change in restricted cash	(31)	(718)
Proceeds from exercise of warrants	109	—
Proceeds from exercise of stock options	—	133
Proceeds from short-term borrowing, net of transaction costs	23,874	—
Principal payments on finance obligations	(556)	—
Principal payments on obligations under capital lease	—	(209)
Net cash provided by (used in) financing activities	23,396	(794)
Effect of exchange rate changes on cash	77	—
Increase (decrease) in cash and cash equivalents	2,921	(14,668)
Cash and cash equivalents, beginning of period	63,961	146,205
Cash and cash equivalents, end of period	$66,882	$131,537
Other Supplemental Cash Flow Information:
Cash paid for interest	$232	$91

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

We provide and continue to develop fuel cell product solutions to replace lead-acid batteries in material handling vehicles and industrial trucks for some of the world’s largest distribution and manufacturing businesses. We are focusing our efforts on material handling applications (forklifts) at multi-shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Our current product line includes: GenDrive, our hydrogen fueled PEM fuel cell system providing power to material handling vehicles; GenFuel, our hydrogen fueling delivery system; GenCare, our ongoing maintenance program for both the GenDrive fuel cells and GenFuel products; GenSure (formerly ReliOn), our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors; and GenKey, our turn-key solution combining either GenDrive or GenSure with GenFuel and GenCare, offering complete simplicity to customers transitioning to fuel cell power; and GenFund, a collaboration with leasing organizations to provide cost efficient and seamless financing solutions to customers.

We provide our products worldwide, with a primary focus on North America, through our direct product sales force, and by leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks.

We were organized as a corporation in the State of Delaware on June 27, 1997.

Unless the context indicates otherwise, the terms “Company,” “Plug Power,” “we,” “our” or “us” as used herein refers to Plug Power Inc. and its subsidiaries.

Liquidity

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased to customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customer’s hydrogen infrastructure as well as delivery of the hydrogen fuel, continued development and expansion of our products, and the repayment or refinancing of our short-term borrowing. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining positive gross margins; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers, including financing arrangements to repay or refinance our short-term borrowing, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

 We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $11.8 million for the three months ended March 31, 2016 and $55.8 million, $88.6 million and $62.8 million for the years ended December 31, 2015, 2014, and 2013, respectively, and has an accumulated deficit of $1.0 billion at March 31, 2016.

During the three months ended March 31, 2016, cash used in operating activities was $6.9 million, consisting primarily of a net loss attributable to the Company of $11.8 million, offset by the impact of noncash charges/gains and net inflows from fluctuations in working capital and other assets and liabilities of $3.2 million.  The changes in working capital primarily were related to collections of accounts receivable offset by an investment in inventory procured to meet our backlog requirements. As of March 31, 2016, we had cash and cash equivalents of $66.9 million and net working capital of $62.8 million. By comparison, at December 31, 2015, we had cash and cash equivalents of $64.0 million and net working capital of $88.5 million. Additionally, a portion of the cash and cash equivalents on hand at March 31, 2016, is required to be maintained at all times under a covenant requirement associated with the Company’s secured term loan facility that requires a minimum unencumbered cash and cash equivalents balance equal to or greater than the outstanding principal balance ($25.0 million at March 31, 2016).

Net cash used in investing activities for the three months ended March 31, 2016 included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased assets of $11.7 million.  Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively.  Net cash provided by financing activities for the three months ended March 31, 2016 primarily resulted from borrowings against a short-term secured term loan facility, as described in note 7.  The secured term loan facility has events of default, including a material adverse change clause that is at the sole discretion of the lender.

During 2014 and 2015, the Company signed sale/leaseback agreements with the Company’s primary financial institution (M&T Bank or the Bank) to facilitate the Company’s commercial transactions with key customers.  These agreements represent the sale of the Company’s fuel cell systems, hydrogen infrastructure and agreements to provide related extended maintenance to the Bank.  The Company then leased the fuel cell systems and hydrogen infrastructure back from the Bank and operates them at customer locations to fulfill Power Purchase Agreements (PPAs).  In connection with these operating leases, the Bank requires the Company to maintain cash balances in restricted accounts securing its lease obligations to the Bank. Cash added to these restricted accounts was $14.2 million during 2015.  No additional cash was added during the three months ended March 31, 2016, other than interest earned on restricted cash balances. Cash received from customers under the PPAs is used to make lease payments to the Bank.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule.  At March 31, 2016, the Company had seven PPA deployments related to these sale/leaseback agreements.  At March 31, 2016, the total remaining lease payments to the Bank under these agreements were $24.9 million and have been secured with restricted cash and pledged service escrows.  Cash associated with sales of future revenues is required to be recorded as financing obligations on the consolidated balance sheets and accordingly represents a financing cash inflow.

The master lease agreement with the Bank requires the Company to maintain a minimum of $50 million of unrestricted cash. As mentioned above, the Company’s remaining contractual lease payments to the Bank are fully secured through a combination of restricted cash and pledges on funds escrowed for future service by the Company.  The covenant is maintained in association with the residual exposure of the Bank, which stems from tax benefits taken by the Bank that could be recaptured should the underlying assets not be deployed for five years.  This residual exposure at March 31, 2016 amounted to approximately $12.1 million, and the exposure decreases with the passage of time.  In the event that the

Company’s unrestricted cash balance falls below $50 million, the Company is entitled to cure the failure by providing additional restricted cash to secure the outstanding residual tax exposure of the Bank at that time.

In addition to the financing activities described above, we have historically funded our operations primarily through public and private offerings of common and preferred stock.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as various sources of capital from project financing platforms with various third parties that are currently being evaluated,  will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2015.

The information presented in the accompanying consolidated balance sheet as of December 31, 2015 has been derived from the Company’s December 31, 2015 audited consolidated financial statements. All other information has been derived from the unaudited interim consolidated financial statements of the Company.

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

In a vast majority of its commercial transactions, the Company sells extended maintenance contracts that generally provide for a five to ten year warranty from the date of product installation. These types of contracts are accounted for as a separate deliverable, and accordingly, revenue generated from these transactions is deferred and recognized in income over the warranty period, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract.  When costs are projected to exceed revenues on the life of the contract, an accrual for loss contracts is recorded.  Costs are estimated based upon historical experience, contractual agreements and the estimated impact of the Company’s cost reduction initiatives.  The actual results may differ from these estimates.

The Company is a party to PPAs with certain key customers, such as Walmart. Revenue associated with these agreements are treated as rental income and recognized on a straight-line basis over the life of the agreements.  The Company also has rental expense associated with sale/leaseback agreements with financial institutions that were entered into commensurate with the PPAs.  Rental expense is also recognized on a straight-line basis over the life of the agreements and is characterized as cost of PPA revenue on the accompanying unaudited interim consolidated statement of operations.

The Company purchases hydrogen fuel from suppliers and sells to its customers upon delivery.  Revenue and cost of revenue related to this fuel is recorded as dispensed and delivered, respectively, and are included in the respective “Fuel delivered to customers” lines on the unaudited interim consolidated statements of operations.

Research and Development Contracts

Contract accounting is used for research and development contract revenue. The Company generally shares in the cost of these programs with cost sharing percentages ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period and is included within the “other” revenue line on the unaudited interim consolidated statement of operations. All allowable work performed through the end of each calendar quarter is billed, subject to limitations in the respective contracts. We expect to continue research and development contract work that is directly related to our current product development efforts.

Sale/leaseback transactions

The Company provides its products and services to certain customers in the form of a PPA that generally expire in six years.  For these specific transactions, the Company will complete a sale/leaseback for the related assets to a financial institution for similar terms.  The Company accounts for sale/leaseback transactions as operating leases in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 840-40, Leases – Sale/Leaseback Transactions.

Cash Equivalents

For purposes of the unaudited interim consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.  At March 31, 2016 and December 31, 2015, cash equivalents consist of money market accounts.  The Company’s cash and cash equivalents are deposited with financial institutions primarily located in the U.S. and may at times exceed insured limits.

Common Stock Warrant Accounting

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. In compliance with applicable securities law, registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We currently classify these derivative warrant liabilities on the accompanying unaudited interim consolidated balance sheets as a long-term liability, which is revalued at each balance sheet date subsequent to the initial issuance using the Black-Scholes pricing model. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in the fair value of the warrants are reflected in the accompanying unaudited interim consolidated statements of operations as change in fair value of common stock warrant liability.

Use of Estimates

 The unaudited interim consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Reclassifications are made, whenever necessary, to prior period financial statements to conform to the current period presentation.  These reclassifications did not have a net impact the results of operations or net cash flows in the periods presented.

Recent Accounting Pronouncements

In March 2016, an accounting update was issued to simplify various aspects related to how share-based payments are accounted for and presented.  This accounting update is effective for annual periods beginning after December 15, 2016 and interim periods within those years.  Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption.  The Company is evaluating the impact this update will have on the consolidated financial statements.

In February 2016, an accounting update was issued which requires balance sheet recognition for operating leases, among other changes to previous lease guidance.  This accounting update is effective for fiscal years beginning after December 15, 2018.  The Company is evaluating the impact this update will have on the consolidated financial statements.

In July 2015, an accounting update was issued that changes inventory measurement from lower of cost or market to lower of cost and net realizable value.  The new standard applies to inventory measured at first-in, first-out (FIFO).  This accounting update is effective for the annual reporting periods beginning after December 15, 2016, and interim periods within those years.  The Company does not expect the adoption of this update to have a significant effect on the consolidated financial statements.

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

The Company acquired all of the net assets of HyPulsion, with the excess of the purchase price over net assets attributed to goodwill.  Goodwill associated with the acquisition represents expanded access to the European markets related to the sale of fuel cell technology for material handling equipment.  Changes in goodwill between the acquisition date and March 31, 2016 are attributed to foreign currency translation.

4.  Earnings Per Share

The following table provides the components of the calculations of basic and diluted earnings per share (in thousands, except share amounts):

	Three months ended
	March 31, 2016	March 31, 2015
Numerator:
Net loss attributable to common shareholders	$(11,780)	$(11,077)
Denominator:
Weighted average number of common shares outstanding	180,125,763	173,365,830

When the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share.

The potential dilutive common shares are summarized as follows:

	At March 31,
	2016	2015
Stock options outstanding (1)	11,693,286	8,191,928
Restricted stock outstanding	204,444	395,558
Common stock warrants (2)	4,074,288	4,219,442
Preferred stock (3)	5,554,594	5,554,594
Number of dilutive potential common shares	21,526,612	18,361,522

(1)	During the three months ended March 31, 2016 and 2015, the Company granted 15,000 and 210,000 stock options, respectively.

(2)

In May 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering.  As a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the number of warrants increased to 22,995,365.  Of these warrants issued in May 2011, 74,188 and 219,342 were unexercised as of March 31, 2016 and 2015, respectively.  In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering.  Of these warrants issued in February 2013, 100 were unexercised as of March 31, 2016 and 2015.  In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering. Of these warrants issued in January 2014, none have been exercised as of March 31, 2016 and 2015.    All warrants have anti-dilution provisions.

(3)

The preferred stock amount represents the dilutive potential common shares of the Series C redeemable convertible preferred stock issued on May 16, 2013, based on the conversion price of the preferred stock as of March 31, 2016.  Of the 10,431 preferred shares issued in May 2013, 5,200 had been converted to common stock as of March 31, 2016.

5.  Inventory

Inventory as of March 31, 2016 and December 31, 2015 consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials and supplies	$26,708	$23,705
Work-in-process	8,589	5,567
Finished goods	3,853	3,480
	$39,150	$32,752

6. Leased Property

Leased property at March 31, 2016 and December 31, 2015 consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Leased property under capital lease	$15,114	$3,367
Less: accumulated depreciation	(1,877)	(1,700)
Leased property under capital lease, net	$13,237	$1,667

7.  Short-Term Borrowing

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

Pursuant to the Loan Agreement, $25.0 million of the Term Loan Facility was drawn upon during the three months ended March 31, 2016.  Availability of the remaining $5 million of the Term Loan Facility is subject to the Lender’s discretion. Interest is payable on a monthly basis and the entire then outstanding principal balance of the Term Loan Facility, together will all accrued and unpaid interest, is due and payable on the Maturity Date.  The Term Loan Facility is effectively an advance on project financing the Lender intends to provide.  Accordingly, as per the Loan Agreement, as projects are financed, the proceeds will be used to repay the Term Loan Facility. On and after October 1, 2016, as and when the Company receives net proceeds from certain restricted cash accounts securing the financing of customer PPAs, the Company is required to prepay the outstanding principal balance of the Term Loan Facility with such net proceeds.

All obligations under the Loan Agreement are unconditionally guaranteed by the Company’s subsidiaries, Emerging Power Inc. and Emergent Power Inc. The Term Loan Facility is secured by substantially all of the Loan Parties’ assets, including all intellectual property, all securities in domestic subsidiaries and 65% of the securities in foreign subsidiaries, subject to certain exceptions and exclusions.

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

The Loan Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters.  The Loan Agreement also provides that each of the Loan Parties will direct proceeds from certain project finance arrangements to a controlled account subject to a first lien security interest by the Lender. The Loan Agreement contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making acquisitions, making loans, dissolving, entering into leases (other than sale/leaseback transactions) and asset sales.  The Loan Agreement also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults.

8.  Accrual for Loss Contracts Related to Service

In the fourth quarter of 2015, the Company projected estimated service costs related to extended maintenance contracts and determined that certain loss contracts existed and recorded a provision for loss contracts related to service.  No additional provision was recorded during the three months ended March 31, 2016.  The following table summarizes activity related to the accrual for loss contracts related to service during the three months ended March 31, 2016 (in thousands):

Beginning balance - January 1, 2016	$10,050
Reductions for losses realized	(1,748)
Ending balance - March 31, 2016	$8,302

9.  Income Taxes

The deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

During the three months ended March 31, 2016, the Company released its liability for unrecognized tax benefits of $392 thousand, as the related statute of limitations has expired.

10.   Fair Value Measurements

The Company’s common stock warrant liability represents the only financial instrument measured at fair value on a recurring basis in the consolidated balance sheets.  The fair value measurement is determined by using Level 3 inputs due to the lack of active and observable markets that can be used to price identical assets.  Level 3 inputs are unobservable inputs and should be used to determine fair value only when observable inputs are not available.  Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

Fair value of the common stock warrant liability is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants:

	March 31, 2016			March 31, 2015
Risk-free interest rate	0.30%	-	1.04%	0.25%	-	1.27%
Volatility	56.47%	-	108.92%	107.98%	-	129.6%
Expected average term	0.17	-	2.79	1.17	-	3.80

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

The following table shows reconciliations of the beginning and ending balances for the common stock warrant liability (in thousands):

	Three months ended
Common stock warrant liability	March 31, 2016	March 31, 2015
Beginning of period	$5,735	$9,418
Change in fair value of common stock warrants	(1,278)	(1,768)
Exercise of common stock warrants	(140)	—
End of period	$4,317	$7,650

11.  Commitments and Contingencies

Operating Leases

As of March 31, 2016 and December 31, 2015, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also note 1) as summarized below.  These leases expire over the next six years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2016 are (in thousands):

	As Lessor	As Lessee
Remainder of 2016	$9,380	$9,029
2017	12,507	12,036
2018	12,507	11,811
2019	12,507	10,622
2020	11,351	9,488
Thereafter	7,441	5,876
Total future minimum lease payments	$65,693	$58,862

Rental expense for all operating leases was $3.0 million and $0.9 million for three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016 and December 31, 2015, prepaid rent and security deposits associated with sale/leaseback transactions were $12.1 million, and are included in other assets on the consolidated balance sheets.

Finance Obligations

During the year ended December 31, 2015, the Company received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at March 31, 2016 and December 31, 2015 is $14.5 million and $15.1 million, respectively.  The amount is amortized using the effective interest method.

In 2013, the Company completed a sale-leaseback transaction of its property in Latham, New York, for an aggregate sale price of $4.5 million. Although the property was sold and the Company has no legal ownership of the facility, the Company was prohibited from recording the transaction as a sale because of continuing involvement with the property.  Accordingly, the sale has been accounted for as a financing transaction, which requires the Company to continue reporting the building as an asset and to record a financing obligation for the sale price. Liabilities relating to this agreement of $2.4 million and $2.5 million have been recorded as a finance obligation, in the accompanying unaudited interim consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

Restricted Cash

The Company has entered into sale/leaseback agreements associated with its products and services.  In connection with these agreements, cash of $46.8 million is required to be restricted as security and will be released over the lease term.  Included in the $46.8 million are security deposits backing letters of credit, as disclosed in the Operating Leases section above.

The Company also has letters of credit in the aggregate amount of $1.0 million associated with an agreement to provide hydrogen infrastructure and hydrogen to a customer at its distribution center and with a finance obligation from the sale/leaseback of its building.  Cash collateralizing these letters of credit is also considered restricted cash.

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

At March 31, 2016, two customers comprise approximately 42.6% of the total accounts receivable balance, with each customer individually representing 22.0% and 20.6% of total accounts receivable, respectively.  At December 31, 2015, two customers comprise approximately 50.9% of the total accounts receivable balance, with each customer individually representing 38.5% and 12.4% of total accounts receivable, respectively.

For the three months ended March 31, 2016, 47.7% of total consolidated revenues were associated with Walmart.  For the three months ended March 31, 2015, 63.5% of total consolidated revenues were associated with Walmart.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2015.  In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability; the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue, in whole or in part; the risk that a loss of one or more of our major customers could result in a material adverse effect on our financial condition; the risk that a sale of a significant number of shares of stock could depress the market price of our common stock; the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability; the risk of potential losses related to any product liability claims or contract disputes; the risk of loss related to an inability to maintain an effective system of internal controls; our ability to attract and maintain key personnel; the risks related to the use of flammable fuels in our products; the risk that pending orders may not convert to purchase orders, in whole or in part; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers; the ability to achieve the forecasted gross margin on the sale of our products; the cost and availability of fuel and fueling infrastructures for our products; the risk of elimination of government subsidies and economic incentives for alternative energy products; market acceptance of our products and services, including GenDrive units; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully market, distribute and service our products and services internationally; our ability to improve system reliability for our products; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; the risks associated with potential future acquisitions; the volatility of our stock price; and other risks and uncertainties discussed under Item IA—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed March 14, 2016.   Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

Results of Operations

Revenue, cost of revenue, gross profit/(loss) and gross margin for the three months ended March 31, 2016 and 2015, was as follows (in thousands):

		Cost of	Gross	Gross
	Revenue	Revenue	Profit/(Loss)	Margin
For the three months ended March 31, 2016:
Sales of fuel cell systems and related infrastructure	$5,218	$3,898	$1,320	25.3%
Services performed on fuel cell systems and related infrastructure	5,273	5,783	(510)	(9.7)%
Power Purchase Agreements	2,706	2,881	(175)	(6.5)%
Fuel delivered to customers	2,010	2,411	(401)	(20.0)%
Other	125	189	(64)	(51.2)%
Total	$15,332	$15,162	$170	1.1%
For the three months ended March 31, 2015:
Sales of fuel cell systems and related infrastructure	$5,090	$5,079	$11	0.2%
Services performed on fuel cell systems and related infrastructure	2,645	4,770	(2,125)	(80.3)%
Power Purchase Agreements	977	751	226	23.1%
Fuel delivered to customers	659	876	(217)	(32.9)%
Other	45	51	(6)	(13.3)%
Total	$9,416	$11,527	$(2,111)	(22.4)%

Our primary sources of revenue are from sales of fuel cell systems and related infrastructure, services performed on fuel cell systems and related infrastructure, Power Purchase Agreements, and fuel delivered to customers.  Revenue from sales of fuel cell systems and related infrastructure represents sales of our GenDrive units, GenSure (formerly ReliOn) stationary backup power units, as well as hydrogen fueling infrastructures. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.  Revenue from Power Purchase Agreements primarily represents payments received from customers who make monthly payments to access the Company’s GenKey solution.  Equipment used in these Power Purchase Agreements can be associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back and provides them to customers who are parties to Power Purchase Agreements with the Company.  Alternatively, the equipment can be held by the Company as leased assets.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party.

Revenue – sales of fuel cell systems and related infrastructure. Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure (formerly ReliOn) stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2016 increased $0.1 million or 2.5%, to $5.2 million from $5.1 million for the three months ended March 31, 2015.  There were 160 GenDrive units recognized as revenue for the three months ended March 31, 2016, compared to 265 for the three months ended March 31, 2015.  The change in revenue is inconsistent with the change in units sold due to pricing and class mix differences.   An additional 674 units were shipped during the three months ended March 31, 2016 and held as leased assets.  As such, the Company will recognize revenue on these shipments over the life of the related PPA under “Power Purchase Agreements” in the Consolidated Statement of Operations.  No sales associated with hydrogen installations occurred during the three months ended March 31, 2016, however three sites were constructed and held as leased assets.  There was one site recognized as revenue during the three months ended March 31, 2015.  Sales of GenSure units increased $1.4 million to $2.0 million in the three months ended March 31, 2016, compared to the three months ended March 31, 2015 as the Company continues to fulfill a large multi-site order received in prior years.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.

Revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2016 increased $2.6 million or 99.4%, to $5.3 million from $2.6 million for the three months ended March 31, 2015.    The increase in this revenue category is primarily related to the increase in sales of fuel cell systems and hydrogen installations in 2014 and 2015, which has had a corresponding impact on the installed base.  At March 31, 2016, there were 8,695 fuel cell units under extended maintenance contracts, an increase of 60.2% from 5,428 at March 31, 2015.  Revenue growth is directionally consistent with installed base growth, however the extent of the increases can be impacted by concentration of units per site, pricing, unit class mix, and timing of when units were installed within the reporting periods.  At March 31, 2016, there were extended maintenance contracts associated with 23 hydrogen installations, as compared to nine at March 31, 2015.

Revenue – Power Purchase Agreements.  Revenue from Power Purchase Agreements represents payments received from customers for power generated via the provision of equipment and service.  The equipment and service can be associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back and operates them at customers’ locations who are parties to Power Purchase Agreements with the Company.  Alternatively, the equipment can be held by the Company as leased assets.

Revenue from Power Purchase Agreements for the three months ended March 31, 2016 increased $1.7 million or 177.0%, to $2.7 million from $1.0 million for the three months ended March 31, 2015.  The increase is due to the increased numbers of  GenKey sites the Company has deployed with these types of arrangements (17 at March 31, 2016 as compared to five in March 31, 2015).

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen, which is then sold to its customers.

Revenue associated with fuel delivered to customers for the three months ended March 31, 2016 increased $1.4 million or 205.0%, to $2.0 million from $0.7 million for the three months ended March 31, 2015.  The increase in revenue is due to 25 sites taking fuel deliveries at March 31, 2016, compared eight at March 31, 2015.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Revenue – other. Other revenue primarily represents cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with our cost-sharing percentages ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is related to our current product development efforts.  Other miscellaneous revenue is recognized from time to time.

Other revenue for the three months ended March 31, 2016 increased $80 thousand, or 177.8%, to $125 thousand from $45 thousand for the three months ended March 31, 2015.  During the three months ended March 31, 2016, the Company recorded $125 thousand associated with a customer stack development program. The Company had no current period revenue associated with a U.S. government-related research and development contract for which it had revenue in prior years.

Cost of revenue – sales of fuel cell systems and related infrastructure.  Cost of revenue from sales of fuel cell systems and related infrastructure includes direct material, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure (formerly ReliOn) stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2016 decreased 23.3%, or $1.2 million, compared to the three months ended March 31, 2015.  Gross margin generated from sales of fuel cell systems and related infrastructure was 25.3% for the three months ended March 31, 2016, up from 0.2% for the three months ended March 31, 2015.  Gross margin on GenDrive sales during the three months ended March 31, 2016 was 36.4%, an improvement from 12.7% during the three months ended March 31, 2015.  Gross margin has improved as a result of better leverage on the fixed cost base, supply chain and product design cost down programs, as well as manufacturing process improvements.  There was no gross margin on hydrogen infrastructure for the three months ended March 31, 2016 as the sites constructed were held as leased assets rather than sold.  Gross margin on GenSure sales improved to 22.5% during the three months ended March 31, 2016, up from (37.1%) during the three months ended March 31, 2015, due to cost synergies with the integration of ReliOn operations into the Company and better leverage of costs with the increase in sales volume.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2016 increased 21.2%, or $1.0 million, compared to the three months ended March 31, 2015.  These increases are a direct result of a growing installed base of GenDrive units, and the number of associated customers that have GenCare and GenFuel service contracts. These increases resulted in increased costs of replacement parts, as well as labor and overhead for service personnel necessary to support these service and hydrogen site maintenance contracts. At March 31, 2016 there were 8,695 GenDrive units under GenCare contracts and 23 customer sites under GenFuel contracts, as compared to 5,428 GenDrive units under GenCare contracts and nine customer sites under GenFuel contracts at March 31, 2015.  Gross margin improved to (9.7%) for the three months ended March 31, 2016 from (80.3%) for the three months ended March 31, 2015 due to improved model design driving down parts costs, better leverage of fixed costs and absorption of $1.7 million in net losses on loss contracts against the accrual for loss contracts related to service.  During 2015, the Company recognized a $10.1 million provision for loss contracts related to service.  This provision represented expected losses on extended maintenance contracts that had projected costs over the remaining life of the contracts which exceeded contractual revenues.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from Power Purchase Agreements includes payments made to financial institutions for leased equipment and service.  Leased units are primarily associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to Power Purchase Agreements with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from Power Purchase Agreements.

Cost of revenue from Power Purchase Agreements for the three months ended March 31, 2016 increased $2.1 million, or 283.6%, to $2.9 million from $0.8 million for the three months ended March 31, 2015.  The increase was a result of the increase in the number of customer sites party to these agreements (17 at March 31, 2016 as compared to five at March 31, 2015).  Gross margin declined to (6.5%) for the three months ended March 31, 2016 from 23.1% for the three months ended March 31, 2015, due primarily to changes in financing pricing.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen and separately sells to its customers upon delivery.

Cost of revenue from fuel delivered to customers for the three months ended March 31, 2016 increased $1.5 million, or 175.2%, to $2.4 million from $0.9 million for the three months ended March 31, 2015.  The increase is due primarily to higher volume of liquid hydrogen delivered to customer sites, as a result of an increase in the number of hydrogen installations completed under GenKey agreements.  At March 31, 2016, there were 25 customer sites taking hydrogen fuel delivery compared to eight customer sites at March 31, 2015. The sites generally are the same as those who had purchased hydrogen installations within the GenKey solution.  Gross margin improved to (20.0%) during the three months ended March 31, 2016 from (32.9%) during the three months ended March 31, 2015, due to improvements in product design that had caused inefficiencies in fuel usage.

Cost of revenue – other.  Other cost of revenue primarily represents costs associated with research and development contracts including: cash and non-cash compensation and benefits for engineering and related support staff, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies used and other directly allocable general overhead costs allocated to specific research and development contracts.

Cost of other revenue for the three months ended March 31, 2016 increased $138 thousand, or 270.6%, to $189 thousand from $51 thousand for the three months ended March 31, 2015.  The Company had been working on a U.S. government-related research and development contract in prior years and had service costs associated with units installed under that program.

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

Research and development expense for the three months ended March 31, 2016 increased $1.9 million, or 66.5% to $4.8 million, from $2.9 million for the three months ended March 31, 2015.  This increase was primarily related to an increase in personnel related expenses, focused on refinement of hydrogen infrastructure design,  multiple product cost-down programs and prototyping for stack performance enhancement.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2016 increased $0.5 million, or 7.0%, to $8.3 million from $7.7 million for the three months ended March 31, 2015. The increase was primarily due to an increase in stock-based compensation resulting from increases in compensation and employee head count, partially offset by reductions in amortization of intangible assets.

Interest and other income. Interest and other income consists primarily of interest earned on our cash and cash equivalents, note receivable, and other income.

Interest and other income remained relatively consistent at $87 thousand for the three months ended March 31, 2016 compared to $31 thousand for the three months ended March 31, 2015.

Change in fair value of common stock warrant liability. The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three months ended March 31, 2016 resulted in a decrease in the associated warrant liability of $1.3 million as compared to a decrease of $1.8 million for the three months ended March 31, 2015.  These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Interest and other expense. Interest and other expense consists of interest and other expenses related to interest on our short-term borrowing, obligations under capital lease and our finance obligation, as well as foreign currency exchange gain (loss).

Interest and other expense for the three months ended March 31, 2016, increased $471 thousand to $561 thousand from $90 thousand for the three months ended March 31, 2015.  The increase is attributed to the short-term borrowing originated in the three months ended March 31, 2016 and the increase in finance obligations during 2015.

Income taxes. The deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

During the three months ended March 31, 2016, the Company released its liability for unrecognized tax benefits of $392 thousand, as the related statute of limitations has expired.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased to customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customer’s hydrogen infrastructure as well as delivery of the hydrogen fuel, continued development and expansion of our products, and the repayment or refinancing of our short-term borrowing. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining positive gross margins; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers, including financing arrangements to repay or refinance our short-term borrowing, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection

 We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $11.8 million for the three months ended March 31, 2016 and $55.8 million, $88.6 million and $62.8 million for the years ended December 31, 2015, 2014, and 2013, respectively, and has an accumulated deficit of $1.0 billion at March 31, 2016.

During the three months ended March 31, 2016, cash used in operating activities was $6.9 million, consisting primarily of a net loss attributable to the Company of $11.8 million, offset by the impact of noncash charges/gains and net inflows from fluctuations in working capital and other assets and liabilities of $3.2 million.  The changes in working capital primarily were related to collections of accounts receivable offset by an investment in inventory procured to meet our backlog requirements. As of March 31, 2016, we had cash and cash equivalents of $66.9 million and net working capital of $62.8 million. By comparison, at December 31, 2015, we had cash and cash equivalents of $64.0 million and net working capital of $88.5 million. Additionally, a portion of the cash and cash equivalents on hand at March 31, 2016, is required to be maintained at all times under a covenant requirement associated with the Company’s secured term loan facility that requires a minimum unencumbered cash and cash equivalents balance equal to or greater than the outstanding principal balance ($25.0 million at March 31, 2016).

Net cash used in investing activities for the three months ended March 31, 2016 included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased assets of $11.7 million.  Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively.  Net cash provided by financing activities for the three months ended March 31, 2016 primarily resulted from borrowings against a short-term secured term loan facility, as described in note 7 of the accompanying Interim Consolidated Financial Statements.  The secured term loan facility has events of default, including a material adverse change clause that is at the sole discretion of the lender.

During 2014 and 2015, the Company signed sale/leaseback agreements with the Company’s primary financial institution (M&T Bank or the Bank) to facilitate the Company’s commercial transactions with key customers.  These agreements represent the sale of the Company’s fuel cell systems, hydrogen infrastructure and agreements to provide related extended maintenance to the Bank.  The Company then leased the fuel cell systems and hydrogen infrastructure back from the Bank and operates them at customer locations to fulfill Power Purchase Agreements (PPAs).  In connection with these operating leases, the Bank requires the Company to maintain cash balances in restricted accounts securing its lease obligations to the Bank. Cash added to these restricted accounts was $14.2 million during 2015.  No additional cash was added during the three months ended March 31, 2016, other than interest earned on restricted cash balances. Cash received from customers under the PPAs is used to make lease payments to the Bank.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule.  At March 31, 2016, the Company had seven PPA deployments related to these sale/leaseback agreements.  At March 31, 2016, the total remaining lease payments to the Bank under these agreements were $24.9 million and have been secured with restricted cash and pledged service escrows.  Cash associated with sales of future revenues is required to be recorded as financing obligations on the consolidated balance sheets and accordingly represents a financing cash inflow.

The master lease agreement with the Bank requires the Company to maintain a minimum of $50 million of unrestricted cash. As mentioned above, the Company’s remaining contractual lease payments to the Bank are fully secured through a combination of restricted cash and pledges on funds escrowed for future service by the Company.  The covenant is maintained in association with the residual exposure of the Bank, which stems from tax benefits taken by the Bank that could be recaptured should the underlying assets not be deployed for five years.  This residual exposure at March 31, 2016 amounted to approximately $12.1 million, and the exposure decreases with the passage of time.  In the event that the Company’s unrestricted cash balance falls below $50 million, the Company is entitled to cure the failure by providing additional restricted cash to secure the outstanding residual tax exposure of the Bank at that time.

In addition to the financing activities described above, we have historically funded our operations primarily through public and private offerings of common and preferred stock.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as various sources of capital from project financing platforms with various third parties that are currently being evaluated, will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

Several key indicators of liquidity are summarized in the following table (in thousands):

	Three months	Year
	ended or at	ended or at
	March 31, 2016	December 31, 2015
Cash and cash equivalents at end of period	$66,882	$63,961
Restricted cash at end of period	47,866	47,835
Working capital at end of period	62,755	88,524
Net loss attributable to common shareholders	11,780	55,795
Net cash used in operating activities	6,916	47,274
Purchases of property, plant and equipment and leased property	13,636	3,520
Net cash provided by (used in) financing activities	23,396	(32,923)

Operating Leases

As of March 31, 2016, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash as summarized below.  These leases expire over the next six years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2016 are (in thousands):

	As Lessor	As Lessee
Remainder of 2016	$9,380	$9,029
2017	12,507	12,036
2018	12,507	11,811
2019	12,507	10,622
2020	11,351	9,488
Thereafter	7,441	5,876
Total future minimum lease payments	$65,693	$58,862

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition for multiple element arrangements, bad debts, inventories, intangible assets, valuation of long-lived assets, accrual for loss contracts on service, product warranty reserves, unbilled revenue, common stock warrants, income taxes, stock-based compensation, contingencies, and purchase accounting. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”, as well as a discussion of significant accounting policies included in note 2, Summary of Significant Accounting Policies, of the consolidated financial statements, both of which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Accounting Pronouncements

In March 2016, an accounting update was issued to simplify various aspects related to how share-based payments are accounted for and presented.  This accounting update is effective for annual periods beginning after December 15, 2016 and interim periods within those years.  Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption.  The Company is evaluating the impact this update will have on the consolidated financial statements.

In February 2016, an accounting update was issued which requires balance sheet recognition for operating leases, among other changes to previous lease guidance.  This accounting update is effective for fiscal years beginning after December 15, 2018.  The Company is evaluating the impact this update will have on the consolidated financial statements.

In July 2015, an accounting update was issued that changes inventory measurement from lower of cost or market to lower of cost and net realizable value.  The new standard applies to inventory measured at first-in, first-out (FIFO).  This accounting update is effective for the annual reporting periods beginning after December 15, 2016, and interim periods within those years.  The Company does not expect the adoption of this update to have a significant effect on the consolidated financial statements.

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

Our exposure to changes in foreign currency rates is primarily related to sourcing inventory from foreign locations and operations of HyPulsion. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location. The Company reviews the level of foreign content as part of its ongoing evaluation of overall sourcing strategies and considers the exposure to be not significant.  Our HyPulsion exposure presently is mitigated by low levels of operations and its sourcing is primarily intercompany in nature and denominated in U.S. dollar.

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

Item 1A - Risk Factors

Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2015, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation f Plug Power Inc. (2)

3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power. (3)

3.5	Third Amended and Restated By-laws of Plug Power Inc. (4)

3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (5).

3.7	Certificate of Designations of Series C Redeemable Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock (6)

31.1 and 31.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS*	XBRL Instance Document (7)
101.SCH*	XBRL Taxonomy Extension Schema Document (7)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (7)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (7)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (7)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (7)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.

(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 19, 2011.

(3)	Incorporated by reference to the Company’s current Report on Form 8-K dated July 23, 2014.

(4)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.

(5)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 24, 2009.

(6)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013.

(7)	Filed herewith.

*     Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Interim Consolidated Balance Sheets at March 31, 2016 and

December 31, 2015; (ii) Interim Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015; (iii) Interim Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2016 and 2015; (iv) Interim Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2016; (v) Interim Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015; and (vi) related notes, tagged as blocks of text.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 10, 2016	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)