Form 10-Q
period 2016-06-30
PLUG POWER INC
filed 2016-08-09
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

The number of shares of common stock, par value of $.01 per share, outstanding as of August 9, 2016 was 180,332,405.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents (Notes 1 and 8)	$66,040	$63,961
Restricted cash	4,012	4,012
Accounts receivable	12,677	22,650
Inventory	34,928	32,752
Prepaid expenses and other current assets	9,859	7,855
Total current assets	127,516	131,230

Restricted cash	43,883	43,823
Property, plant, and equipment, net of accumulated depreciation of $28,762 and $27,970, respectively	8,948	7,255
Leased property, net of accumulated depreciation of $2,351 and $1,700, respectively	27,247	1,667
Note receivable	350	383
Goodwill	8,755	8,478
Intangible assets, net of accumulated amortization of $768 and $469, respectively	4,420	4,644
Other assets	12,284	11,976
Total assets	$233,403	$209,456

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,566	$20,455
Accrued expenses	6,725	9,852
Product warranty reserve	379	406
Accrual for loss contracts related to service	2,400	4,100
Deferred revenue	4,106	4,468
Finance obligations	5,171	2,671
Other current liabilities	368	754
Total current liabilities	49,715	42,706
Accrual for loss contracts related to service	3,020	5,950
Deferred revenue	12,445	13,997
Common stock warrant liability	2,860	5,735
Finance obligations	35,253	14,809
Long-term debt	23,907	—
Other liabilities	254	370
Total liabilities	127,454	83,567
Redeemable preferred stock
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664) 10,431 shares authorized; Issued and outstanding: 5,231 at June 30, 2016 and December 31, 2015	1,153	1,153
Stockholders’ equity:
Common stock, $0.01 par value per share; 450,000,000 shares authorized; Issued (including shares in treasury): 180,812,358 at June 30, 2016 and 180,567,444 at December 31, 2015	1,808	1,806
Additional paid-in capital	1,123,615	1,118,917
Accumulated other comprehensive income	1,092	798
Accumulated deficit	(1,018,810)	(993,876)
Less common stock in treasury: 479,953 at June 30, 2016 and December 31, 2015	(2,909)	(2,909)
Total stockholders’ equity	104,796	124,736
Total liabilities, redeemable preferred stock, and stockholders’ equity	$233,403	$209,456

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Sales of fuel cell systems and related infrastructure	$9,121	$18,663	$14,339	$23,753
Services performed on fuel cell systems and related infrastructure	5,360	2,883	10,633	5,528
Power Purchase Agreements	3,062	1,077	5,768	2,054
Fuel delivered to customers	2,638	1,128	4,648	1,787
Other	278	258	403	303
Total revenue	20,459	24,009	35,791	33,425
Cost of revenue:
Sales of fuel cell systems and related infrastructure	8,043	14,753	11,941	19,832
Services performed on fuel cell systems and related infrastructure	5,926	5,368	11,709	10,138
Provision for loss contracts related to service	(1,071)	—	(1,071)	—
Power Purchase Agreements	3,616	933	6,497	1,684
Fuel delivered to customers	3,208	1,083	5,619	1,959
Other	353	310	542	361
Total cost of revenue	20,075	22,447	35,237	33,974

Gross profit (loss)	384	1,562	554	(549)

Operating expenses:
Research and development	5,201	3,425	10,031	6,326
Selling, general and administrative	8,559	8,002	16,849	15,751
Total operating expenses	13,760	11,427	26,880	22,077

Operating loss	(13,376)	(9,865)	(26,326)	(22,626)

Interest and other expense, net	(1,208)	(28)	(1,682)	(87)
Change in fair value of common stock warrant liability	1,456	667	2,734	2,436

Loss before income taxes	$(13,128)	$(9,226)	$(25,274)	$(20,277)

Income tax benefit	—	—	392	—

Net loss attributable to the Company	$(13,128)	$(9,226)	$(24,882)	$(20,277)

Preferred stock dividends declared	(26)	(27)	(52)	(53)
Net loss attributable to common shareholders	$(13,154)	$(9,253)	$(24,934)	$(20,330)
Net loss per share:
Basic and diluted	$(0.07)	$(0.05)	$(0.14)	$(0.12)
Weighted average number of common shares outstanding	180,282,904	173,439,391	180,204,334	173,402,611

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss attributable to the Company	$(13,128)	$(9,226)	$(24,882)	$(20,277)
Other comprehensive (loss) income - foreign currency translation adjustment	(289)	—	294	—
Comprehensive loss	$(13,417)	$(9,226)	$(24,588)	$(20,277)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2015	180,567,444	$1,806	$1,118,917	$798	479,953	$(2,909)	$(993,876)	$124,736
Net loss attributable to the Company	—	—	—	—	—	—	(24,882)	(24,882)
Other comprehensive income	—	—	—	294	—	—	—	294
Stock-based compensation	46,974	—	4,377	—	—	—	—	4,377
Stock dividend	28,061	—	52	—	—	—	(52)	—
Stock option exercises	50,000	1	18	—	—	—	—	19
Exercise of warrants	119,879	1	251	—	—	—	—	252
June 30, 2016	180,812,358	$1,808	$1,123,615	$1,092	479,953	$(2,909)	$(1,018,810)	$104,796

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(24,882)	$(20,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	1,528	969
Amortization of intangible assets	295	722
Stock-based compensation	4,377	3,435
Amortization of debt issuance costs	307	—
Loss (gain) on disposal of property, plant and equipment and leased property	41	(2)
Provision for loss contracts related to service	(1,071)	—
Change in fair value of common stock warrant liability	(2,734)	(2,436)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	9,973	3,571
Inventory	(2,176)	(8,153)
Prepaid expenses and other assets	(2,556)	(488)
Note receivable	33	32
Accounts payable, accrued expenses, product warranty reserve and other liabilities	6,577	(1,145)
Accrual for loss contracts related to service	(3,559)	—
Deferred revenue	(1,914)	(483)
Net cash used in operating activities	(15,761)	(24,255)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(2,525)	(1,388)
Purchases for construction of leased property	(26,317)	—
Proceeds from disposal of property, plant and equipment and leased property	—	2
Net cash used in investing activities	(28,842)	(1,386)
Cash Flows From Financing Activities:
Change in restricted cash	(60)	(11,134)
Proceeds from exercise of warrants	111	—
Proceeds from exercise of stock options	19	131
Proceeds from short-term borrowing, net of transaction costs	23,874	—
Principal payments on short-term borrowing	(25,000)	—
Proceeds from borrowing of long-term debt, net of transaction costs	23,875	—
Increase (decrease) in finance obligations	23,795	(422)
Net cash provided by (used in) financing activities	46,614	(11,425)
Effect of exchange rate changes on cash	68	—
Increase (decrease) in cash and cash equivalents	2,079	(37,066)
Cash and cash equivalents, beginning of period	63,961	146,205
Cash and cash equivalents, end of period	$66,040	$109,139
Other Supplemental Cash Flow Information:
Cash paid for interest	$1,311	$176

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

We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as liquid petroleum gas, or LPG, natural gas, propane, methanol, ethanol, gasoline or biofuels. Plug Power develops complete hydrogen delivery, storage and refueling solutions for customer locations. Hydrogen can also be obtained from the electrolysis of water, or produced on-site at consumer locations through a process known as reformation.  Currently the Company obtains hydrogen by purchasing it from fuel suppliers for resale to customers.

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

Liquidity

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased to customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customer’s hydrogen infrastructure as well as delivery of the hydrogen fuel,  continued development and expansion of our products, and the repayment or refinancing of our long-term debt. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining positive gross margins; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers, including financing arrangements to repay or refinance our long-term debt, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

 We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $24.9 million for the six months ended June 30, 2016 and $55.8 million, $88.6 million and $62.8 million for the years ended December 31, 2015, 2014, and 2013, respectively, and has an accumulated deficit of $1.0 billion at June 30, 2016.

During the six months ended June 30, 2016, cash used in operating activities was $15.8 million, consisting primarily of a net loss attributable to the Company of $24.9 million, offset by the impact of noncash charges/gains of $2.7 million and net inflows from fluctuations in working capital and other assets and liabilities of $6.4 million. The changes in working capital primarily were related to collections of accounts receivable and managing of accounts payable offset by an investment in inventory procured to meet our backlog requirements, as well as increases in prepaid expenses and consumption against the accrual for loss contracts related to service. As of June 30, 2016, we had cash and cash equivalents of $66.0 million and net working capital of $77.8 million. By comparison, at December 31, 2015, we had cash and cash equivalents of $64.0 million and net working capital of $88.5 million. Additionally, a portion of the cash and cash equivalents on hand at June 30, 2016, is required to be maintained at all times under a covenant requirement associated with the Company’s secured term loan facility that requires a minimum unencumbered cash and cash equivalents balance equal to or greater than 75% of the outstanding principal balance plus accounts payable aged more than 150 days.

Net cash used in investing activities for the six months ended June 30, 2016 included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property of $28.8 million.  Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively.  Net cash provided by financing activities for the six months ended June 30, 2016 primarily resulted from increases in finance obligations and borrowings against a long-term secured term loan facility, as described in Note 8.  The secured term loan facility has events of default, including a material adverse change clause that is at the sole discretion of the lender.

Between 2014 and 2016, the Company signed sale/leaseback agreements with the Company’s primary financial institution (M&T Bank or the Bank) to facilitate the Company’s commercial transactions with key customers. The Company then leased the fuel cell systems and hydrogen infrastructure back from the Bank and operates them at customer locations to fulfill Power Purchase Agreements (PPAs).  In connection with these operating leases, the Bank requires the Company to maintain cash balances in restricted accounts securing its lease obligations to the Bank.  Cash added to these restricted accounts was $14.2 million during 2015. (No additional cash was added during the three and six months ended June 30, 2016, other than interest earned on restricted cash balances.)  Cash received from customers under the PPAs is used to make lease payments to the Bank.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule.  At June 30, 2016, the Company had  7 PPA deployments related to these sale/leaseback agreements.  At June 30, 2016, the total remaining lease payments to the Bank under these agreements were $23.6 million and have been secured with restricted cash and pledged service escrows.  Cash associated with sales of future revenues is required to be recorded as financing obligations on the consolidated balance sheets and accordingly represents a financing cash inflow.

The master lease agreement with the Bank requires the Company to maintain a minimum of $50.0 million of unrestricted cash, as of June 30, 2016 (subsequently reduced to $40 million as of July 27, 2016).  As mentioned above, the Company’s remaining contractual lease payments to the Bank are fully secured through a combination of restricted cash, unrestricted cash and pledges on funds escrowed for future service by the Company.  The covenant is maintained in association with the residual exposure of the Bank, which stems from tax benefits taken by the Bank that could be recaptured should the underlying assets not be deployed for five years.  This residual exposure at June 30, 2016 amounted to approximately $12.0 million, and the exposure decreases with the passage of time.  In the event that the Company’s unrestricted cash balance falls below the minimum threshold, the Company is entitled to cure the failure by providing additional restricted cash to secure the outstanding residual tax exposure of the Bank at that time.

In addition to the financing activities described above, we have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings, long-term debt and project financing, as described in Notes 7 and 8.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as various sources of capital from additional project financing platforms with various third parties that are currently being evaluated, will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

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

The Company enters into revenue arrangements that may contain a combination of fuel cell systems and infrastructure, installation, service, maintenance, spare parts, and other support services. Revenue arrangements containing fuel cell systems and related infrastructure may be sold, or provided to customers under a PPA.

Sales of and Services Performed on Fuel Cell Systems and Related Infrastructure

When sold to customers, the Company accounts for each separate deliverable of these multiple deliverable arrangements as a separate unit of accounting, if the delivered item or items have value to the customer on a standalone basis. The Company considers a deliverable to have standalone value if the item is sold separately by us or another entity or if the item could be resold by the customer. The Company allocates revenue to each separate deliverable based on its relative selling price. For a majority of our deliverables, the Company determines relative selling prices using its best estimate of the selling price since vendor-specific objective evidence and third-party evidence is generally not available for the deliverables involved in its revenue arrangements due to a lack of a competitive environment in selling fuel cell technology. When determining estimated selling prices, the Company considers the cost to produce the deliverable, a reasonable gross margin on that deliverable, the selling price and profit margin for similar products and services, the Company’s ongoing pricing strategy and policies, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold, as applicable. The Company determines estimated selling prices for deliverables in its arrangements based on the specific facts and circumstances of each arrangement and analyzes the estimated selling prices used for its allocation of consideration of each arrangement.

Once relative selling prices are determined, the Company proportionately allocates the sale consideration to each element of the arrangement. The allocated sales consideration related to fuel cell systems and infrastructure, spare parts, and hydrogen infrastructure is recognized as revenue at shipment if title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. The allocated sales consideration related to service and maintenance is generally recognized as revenue on a straight-line basis over the term of the contract, as appropriate.

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

Power Purchase Agreements

When fuel cell systems and related infrastructure are provided to customers through a PPA, revenues associated with these agreements are treated as rental income and recognized on a straight-line basis over the life of the agreements.    In conjunction with entering into a PPA with a customer, the Company may enter into sale/leaseback transactions with third party financial institutions, whereby the fuel cells, related infrastructure, and service are sold to the third party financial institution and leased back to the Company through either an operating or capital lease.

During 2016, the Company’s sale/leaseback transactions with third party financial institutions were required to be accounted for as capital leases under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 840-40, Leases – Sale/Leaseback Transactions (ASC Subtopic 840-40).  As a result, no upfront revenue was recognized at the closing of these transactions and a finance obligation for each lease was established.  The fuel cell systems and related infrastructure that are provided to customers through these PPAs are considered leased property on the accompanying unaudited interim consolidated balance sheet.  Costs to service the leased property are considered cost of PPA revenue on the accompanying unaudited interim consolidated statement of operations.

All PPAs entered into through December 31, 2015 had a corresponding sale-leaseback transaction with a third party financial institution which was required to be accounted for as an operating lease.  The Company accounts for sale/leaseback transactions as operating leases in accordance with ASC Subtopic 840-40.  The Company has rental expense associated with sale/leaseback agreements with financial institutions that were entered into commensurate with the PPAs.  Rental expense is recognized on a straight-line basis over the life of the agreements and is characterized as cost of PPA revenue on the accompanying unaudited interim consolidated statement of operations.

Fuel Delivered to Customers

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

Cash Equivalents

For purposes of the unaudited interim consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.  At June 30, 2016 and December 31, 2015, cash equivalents consist of money market accounts.  The Company’s cash and cash equivalents are deposited with financial institutions primarily located in the U.S. and may at times exceed insured limits.

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

The Company acquired all of the net assets of HyPulsion, with the excess of the purchase price over net assets attributed to goodwill.  Goodwill associated with the acquisition represents expanded access to the European markets related to the sale of fuel cell technology for material handling equipment.  Changes in goodwill between the acquisition date and June 30, 2016 are attributed to foreign currency translation, and to a lesser extent, changes to estimated fair values of acquired assets and liabilities upon completion of purchase accounting.

4.  Earnings Per Share

For purposes of determining diluted earnings per share, when the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive.

The potential dilutive common shares are summarized as follows:

	At June 30,
	2016	2015
Stock options outstanding (1)	11,752,286	8,576,278
Restricted stock outstanding	204,444	395,558
Common stock warrants (2)	4,000,100	4,219,442
Preferred stock (3)	5,554,594	5,554,594
Number of dilutive potential common shares	21,511,424	18,745,872

(1)

During the three months ended June 30, 2016 and 2015, the Company granted 265,000 and 440,000 stock options, respectively. During the six months ended June 30, 2016 and 2015, the Company granted 280,000 and 650,000 stock options, respectively.

(2)

In May 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering with an exercise price of $0.93 per warrant.  As a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the number of warrants increased to 22,995,365.  Of these warrants issued in May 2011, zero and 219,342 were unexercised as of June 30, 2016 and 2015, respectively.  In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering with an exercise price of $0.15 per warrant.  Of these warrants issued in February 2013, 100 were unexercised as of June 30, 2016 and 2015.  In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering with an exercise price of $4.00 per warrant. Of these warrants issued in January 2014, none have been exercised as of June 30, 2016 and 2015.    All warrants have anti-dilution provisions.

(3)

The preferred stock amount represents the dilutive potential common shares of the Series C redeemable convertible preferred stock issued on May 16, 2013, based on the conversion price of the preferred stock as of June 30, 2016.  Of the 10,431 preferred shares issued in May 2013, 5,200 had been converted to common stock as of June 30, 2016.

5.  Inventory

Inventory as of June 30, 2016 and December 31, 2015 consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials and supplies	$29,128	$23,705
Work-in-process	2,568	5,567
Finished goods	3,232	3,480
	$34,928	$32,752

6. Leased Property

Leased property at June 30, 2016 and December 31, 2015 consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Leased property under capital lease	$29,598	$3,367
Less: accumulated depreciation	(2,351)	(1,700)
Leased property under capital lease, net	$27,247	$1,667

7.  Short-Term Borrowing

On March 2, 2016, the Company entered into a Loan Agreement with Generate Lending, LLC (Lender).  The Loan Agreement, among other things, provided for a $30 million secured term loan facility (the Short-Term Loan Facility).  Advances under the Short-Term Loan Facility bore interest at the rate of 12.0% per annum. The term of the Loan Agreement was one year, ending March 2, 2017.  Pursuant to the Loan Agreement, $25.0 million of the Short-Term Loan

Facility was drawn upon and outstanding as of March 31, 2016.

On June 27, 2016, the Short-Term Loan Facility was paid off with proceeds from long-term project financing.  That financing was accounted for as a series of capital leases, the obligation of which is now presented as part of finance obligations on the accompanying unaudited interim consolidated balance sheet, as discussed in Note 12.

8.  Long-Term Debt

During the three months ended June 30, 2016, Plug Power Inc. and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules) pursuant to which Hercules agreed to make available to the Company a secured term loan facility in the amount of up to $40.0  million (the Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million under the Loan and Security Agreement on the date of closing, and incurred transaction costs of $1.1 million.  The Company may borrow an additional $5.0  million under the Loan and Security Agreement between October 12, 2016 and December 12, 2016 subject to the Company satisfying certain conditions.  The Company may also borrow an additional $10.0 million under the Loan and Security Agreement after June 27, 2016 and until June 27, 2017 subject to satisfying certain other conditions.

Advances under the Term Loan Facility bear interest at the rate of 10.45% per annum, subject to compliance with financial covenants and other conditions.  The Loan and Security Agreement includes covenants, limitations, and events of default customary for similar facilities.   The term of the Loan and Security Agreement is three years, ending June 27, 2019 (the Maturity Date).

Interest is payable on a monthly basis and the entire then outstanding principal balance of the Term Loan Facility, together with all accrued and unpaid interest, is due and payable on the Maturity Date.  On the earliest to occur of the Maturity Date, the date on which the obligations under the Loan and Security Agreement are paid and the date on which such obligations become due and payable, the Company is also required to pay the Lender an end of term charge $2.5 million, based on the amount borrowed.

Until such time as certain net income milestones are met, the Loan and Security Agreement has financial covenants that require the Company to maintain at all times minimum unencumbered cash and cash equivalents equal to or greater than 75% of the then outstanding principal balance of the Term Loan Facility plus accounts payable aged more than 150 days.  After such net income milestones are met, the Loan and Security Agreement’s financial covenants are reduced to require minimum unencumbered cash and cash equivalents equal to or greater than 50% of the then outstanding principal balance of the Term Loan Facility plus accounts payable aged more than 150 days.

All obligations under the Loan and Security Agreement are unconditionally guaranteed by the Company’s subsidiaries, Emerging Power Inc. and Emergent Power Inc.  The Term Loan Facility is secured by substantially all of Plug Power Inc. and the guarantors’ assets, including all intellectual property, all securities in domestic subsidiaries and 65% of the securities in foreign subsidiaries, subject to certain exceptions and exclusions.

The Loan and Security Agreement contains customary covenants for arrangements of this type and other covenants agreed to by the parties, including, among others, (i) the provision of annual and quarterly financial statements, management rights and insurance policies and (ii) restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales.  The Loan and Security Agreement also provides for customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults.

The fair value of the Term Loan Facility approximates the carrying value of $23.9 million as of June 30, 2016.

9.  Accrual for Loss Contracts Related to Service

In 2015, the Company determined that its projected estimated service costs related to certain extended maintenance contracts exceeded future revenues and recorded a provision for loss contracts related to service.  During the six months ended June 30, 2016, the Company renegotiated one of its service contracts.  As a result, the projected costs over the remaining life of the amended contract were estimated to be reduced and the Company recognized a gain within cost of revenue where the original charge was recorded.

The following table summarizes activity related to the accrual for loss contracts related to service during the six months ended June 30, 2016 (in thousands):

Beginning balance - January 1, 2016	$10,050
Change in estimate	(1,071)
Reductions for losses realized	(3,559)
Ending balance - June 30, 2016	$5,420

10.  Income Taxes

The deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

During the six months ended June 30, 2016, the Company released its liability for unrecognized tax benefits of $392 thousand, as the related statute of limitations has expired.

11.  Fair Value Measurements

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

Fair value of the common stock warrant liability is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants:

	June 30, 2016			June 30, 2015
Risk-free interest rate	0.73%	-	0.86%	0.28%	-	1.375%
Volatility	59.50%	-	95.23%	52.92%	-	134.4%
Expected average term	1.64	-	2.55	0.92	-	3.55

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

The following table shows reconciliations of the beginning and ending balances for the common stock warrant liability (in thousands):

	Six months ended
Common stock warrant liability	June 30, 2016	June 30, 2015
Beginning of period	$5,735	$9,418
Change in fair value of common stock warrants	(2,734)	(2,436)
Exercise of common stock warrants	(141)	—
End of period	$2,860	$6,982

12.  Commitments and Contingencies

Operating Leases

As of June 30, 2016 and December 31, 2015, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also Note 1) as summarized below.  These leases expire over the next six years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2016 are (in thousands):

	As Lessor	As Lessee
Remainder of 2016	$7,304	$8,597
2017	14,608	25,383
2018	14,608	20,717
2019	14,608	13,697
2020	13,452	12,563
Thereafter	10,479	10,239
Total future minimum lease payments	$75,059	$91,196

Rental expense for all operating leases was $6.4 million and $2.2 million for six months ended June 30, 2016 and 2015, respectively.    Rental expense for all operating leases was $3.4 million and $1.3 million for three months ended June 30, 2016 and 2015, respectively.

At June 30, 2016 and December 31, 2015, prepaid rent and security deposits associated with sale/leaseback transactions were $11.8 million and $12.1 million, respectively, and are included in other current and noncurrent assets on the consolidated balance sheets.

Finance Obligations

During the six months ended June 30, 2016, the Company entered into sale/leaseback transactions, which were accounted for as capital leases.  These transactions represented project financing as referenced in Note 7.  The outstanding balance of the finance obligation at June 30, 2016 was $24.0 million.  The fair value of the finance obligation approximates the carrying value as of June 30, 2016.

Future minimum lease payments under non-cancelable capital leases (with initial or remaining lease terms in excess of one year) as of June 30, 2016 are (in thousands):

Remainder of 2016	$364
2017	9,425
2018	6,743
2019	1,662
2020	2,118
Thereafter	3,682
Total future minimum lease payments	$23,994

During the year ended December 31, 2015, the Company received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at June 30, 2016 and December 31, 2015 is $14.0 million and $15.1 million, respectively.  The amount is amortized using the effective interest method.

In 2013, the Company completed a sale-leaseback transaction of its property in Latham, New York, for an aggregate sale price of $4.5 million. Although the property was sold and the Company has no legal ownership of the facility, the Company was prohibited from recording the transaction as a sale because of continuing involvement with the property.  Accordingly, the sale has been accounted for as a financing transaction, which requires the Company to continue reporting the building as an asset and to record a financing obligation for the sale price. Liabilities relating to this agreement of $2.4 million and $2.5 million have been recorded as a finance obligation, in the accompanying unaudited interim consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

Restricted Cash

The Company has entered into sale/leaseback agreements associated with its products and services.  In connection with these agreements, cash of $46.9 million is required to be restricted as security and will be released over the lease term.  Included in the $46.9 million are security deposits backing letters of credit, as disclosed in the Operating Leases section above.

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

At June 30, 2016, three customers comprise approximately 50.8% of the total accounts receivable balance, with each customer individually representing 20.6%,  17.8% and 12.4% of total accounts receivable, respectively.  At December 31, 2015, two customers comprise approximately 50.9% of the total accounts receivable balance, with each customer individually representing 38.5% and 12.4% of total accounts receivable, respectively.

For the six months ended June 30, 2016, 49.4% of total consolidated revenues were associated with Walmart and one other customer, with each representing 38.6% and 10.8% of total consolidated revenues, respectively.  For the six months ended June 30, 2015, 95.1% of total consolidated revenues were associated with Walmart and two other customers, with each representing 68.8%,  16.1%, and 10.2% of total consolidated revenues, respectively.

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

We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as liquid petroleum gas, or LPG, natural gas, propane, methanol, ethanol, gasoline or biofuels. Plug Power develops complete hydrogen delivery, storage and refueling solutions for customer locations. Hydrogen can also be obtained from the electrolysis of water, or produced on-site at consumer locations through a process known as reformation.  Currently, the Company obtains hydrogen for resale to customers by purchasing it from fuel suppliers.

We  provide and continue to develop fuel cell product solutions to replace lead-acid batteries in material handling vehicles and industrial trucks for some of the world’s largest distribution and manufacturing businesses.  We are focusing our efforts on material handling applications (forklifts) at multi-shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits.  Our current product line includes:  GenDrive, our  hydrogen fueled PEM fuel cell system providing power to material handling vehicles;  GenFuel, our hydrogen fueling delivery system; GenCare, our ongoing maintenance program for both GenDrive fuel cells and GenFuel products; GenSure (formerly ReliOn), our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors; and GenKey, our turn-key solutions combining either GenDrive or GenSure, GenCare and GenFuel, offering complete simplicity to customers transitioning to fuel cell power; and GenFund, a collaboration with leasing organizations to provide cost efficient and seamless financing solutions to customers.

We provide our products worldwide, with a primary focus on North America, through our direct product sales force, and by leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks.

Results of Operations

Revenue, cost of revenue, gross profit/(loss) and gross margin for the three and six months ended June 30, 2016 and 2015, was as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Revenue	Revenue	Profit/(Loss)	Margin	Revenue	Revenue	Profit/(Loss)	Margin
For the three and six months ended June 30, 2016:
Sales of fuel cell systems and related infrastructure	$9,121	$8,043	$1,078	11.8%	$14,339	$11,941	$2,398	16.7%
Services performed on fuel cell systems and related infrastructure	5,360	5,926	(566)	(10.6)%	10,633	11,709	(1,076)	(10.1)%
Power Purchase Agreements	3,062	3,616	(554)	(18.1)%	5,768	6,497	(729)	(12.6)%
Fuel delivered to customers	2,638	3,208	(570)	(21.6)%	4,648	5,619	(971)	(20.9)%
Other	278	353	(75)	(27.0)%	403	542	(139)	(34.5)%
Provision for loss contracts related to service	—	(1,071)	1,071		—	(1,071)	1,071
Total	$20,459	$20,075	$384	1.9%	$35,791	$35,237	$554	1.5%
For the three and six months ended June 30, 2015:
Sales of fuel cell systems and related infrastructure	$18,663	$14,753	$3,910	21.0%	$23,753	$19,832	$3,921	16.5%
Services performed on fuel cell systems and related infrastructure	2,883	5,368	(2,485)	(86.2)%	5,528	10,138	(4,610)	(83.4)%
Power Purchase Agreements	1,077	933	144	13.4%	2,054	1,684	370	18.0%
Fuel delivered to customers	1,128	1,083	45	4.0%	1,787	1,959	(172)	(9.6)%
Other	258	310	(52)	(20.2)%	303	361	(58)	(19.1)%
Total	$24,009	$22,447	$1,562	6.5%	$33,425	$33,974	$(549)	(1.6)%

Our primary sources of revenue are from sales of fuel cell systems and related infrastructure, services performed on fuel cell systems and related infrastructure, Power Purchase Agreements (PPAs), and fuel delivered to customers.  Revenue from sales of fuel cell systems and related infrastructure represents sales of our GenDrive units, GenSure (formerly ReliOn) stationary backup power units, as well as hydrogen fueling infrastructures. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.  Revenue from PPAs primarily represents payments received from customers who make monthly payments to access the Company’s GenKey solution.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party.

Prior to December 31, 2015, equipment used in PPAs was sold in accompanying sale/leaseback transactions in which the Company sold fuel cell systems, related infrastructure and service to a third-party financial institution, then leased the fuel cell system and related infrastructure back and provided them to customers who were parties to the PPAs.  These sale/leaseback transactions met the criteria of and were accounted for as operating leases (and the related equipment revenue was recognized up front).  Beginning in 2016, sale/leaseback transactions associated with PPAs met the criteria of and were accounted for as capital leases, and the equipment is accordingly classified by the Company as leased property under “Leased Property” in the Consolidated Balance Sheet.

Revenue – sales of fuel cell systems and related infrastructure. Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure (formerly ReliOn) stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30, 2016 decreased $9.5 million or 51.1%, to $9.1 million from $18.7 million for the three months ended June 30, 2015.  There were 254 GenDrive units recognized as revenue for the three months ended June 30, 2016, compared to 892 for the three months ended June 30, 2015.  The change in revenue is generally consistent with the change in units sold; however, the extent of which is impacted by pricing and class mix differences.   An additional 672 units were shipped during the three months ended June 30, 2016 and held as leased property because they were associated with sale/leaseback transactions accounted for as capital leases.  As such, the Company will recognize revenue on these shipments over the life of the related PPA under “Power Purchase Agreements” in the Consolidated Statement of Operations.  Revenue associated with three hydrogen installations was recognized during the three months ended June 30, 2016, consistent with three sites recognized as revenue during the three months ended June 30, 2015.  In addition, three additional sites were constructed and held as leased property during the three months ended June 30, 2016, also because they were associated with sale/leaseback transactions accounted for as capital leases.  Sales of GenSure units increased $0.8 million to $2.0 million in the three months ended June 30, 2016, compared to $1.2 million in the three months ended June 30, 2015 as the Company continues to fulfill a large multi-site order received in prior years.

Revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2016 decreased $9.4 million or 39.6%, to $14.3 million from $23.8 million for the six months ended June 30, 2015.  There were 414 GenDrive units recognized as revenue for the three months ended June 30, 2016, compared to 1,157 for the six months ended June 30, 2015.  The change in revenue is generally consistent with the change in units sold; however, the extent of which is impacted by pricing and class mix differences.  An additional 1,346 units were shipped during the six months ended June 30, 2016 and held as leased property because they were associated with sale/leaseback transactions accounted for as capital leases.  Revenue associated with three hydrogen installations was recognized during the three months ended June 30, 2016, down from four sites recognized as revenue during the six months ended June 30, 2015.  In addition, six additional sites were constructed and held as leased property during the six months ended June 30, 2016, also because they were associated with sale/leaseback transactions accounted for as capital leases.  Sales of GenSure units increased $2.3 million to $4.0 million in the six months ended June 30, 2016, compared to the six months ended June 30, 2015 as the Company continues to fulfill a large multi-site order received in prior years.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.

Revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2016 increased $2.5 million or 85.9%, to $5.4 million from $2.9 million for the three months ended June 30, 2015.  The increase in this revenue category is primarily related to the increase in sales of fuel cell systems and hydrogen installations in 2015 and 2016 to date, which has had a corresponding impact on the installed base.  At June 30, 2016, there were 8,949 fuel cell units under extended maintenance contracts, an increase of 41.6% from 6,320 at June 30, 2015.  Revenue growth is directionally consistent with installed base growth, however the extent of the increases can be impacted by concentration of units per site, pricing, unit class mix, and timing of when units were installed within the reporting periods.  At June 30, 2016, there were extended maintenance contracts associated with 26 hydrogen installations, as compared to 12 at June 30, 2015.

Revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2016 increased $5.1 million or 92.3%, to $10.6 million from $5.5 million for the six months ended June 30, 2015.  The increase in this revenue category is primarily related to the increase in sales of fuel cell systems and hydrogen installations in 2015 and 2016 to date, which has had a corresponding impact on the installed base, as described above.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  The equipment and service can be associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can retain the equipment as leased property and provide it to customers under PPAs.

Revenue from PPAs for the three months ended June 30, 2016 increased $2.0 million or 184.3%, to $3.1 million from $1.1 million for the three months ended June 30, 2015.  The increase is due to the increased numbers of  GenKey sites the Company has deployed with these types of arrangements,  (20 at June 30, 2016 as compared to seven at June 30, 2015).

Revenue from PPAs for the six months ended June 30, 2016 increased $3.7 million or 180.8%, to $5.8 million from $2.1 million for the six months ended June 30, 2015.  The increase is due to the increased numbers of GenKey sites the Company has deployed with these types of arrangements, as described above.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen, which is then sold to its customers.

Revenue associated with fuel delivered to customers for the three months ended June 30, 2016 increased $1.5 million or 133.9%, to $2.6 million from $1.1 million for the three months ended June 30, 2015.  The increase in revenue is due to 31 sites taking fuel deliveries at June 30, 2016, compared 11 at June 30, 2015.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Revenue associated with fuel delivered to customers for the six months ended June 30, 2016 increased $2.9 million or 160.1%, to $4.6 million from $1.8 million for the six months ended June 30, 2015.  The increase in revenue is due to 31 sites taking fuel deliveries at June 30, 2016, compared 11 at June 30, 2015.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

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

Other revenue for the three months ended June 30, 2016 increased $20 thousand, or 7.8%, to $278 thousand from $258 thousand for the three months ended June 30, 2015.  During the three months ended June 30, 2016, the Company recorded $125 thousand associated with a customer stack development program.  This program did not exist in the second quarter of 2015.  This increase in revenue is offset by reduced activity in research and development contracts as compared to prior years.

Other revenue for the six months ended June 30, 2016 increased $100 thousand, or 33.0%, to $403 thousand from $303 thousand for the six months ended June 30, 2015.  During the six months ended June 30, 2016, the Company recorded revenue of $250 thousand associated with a customer stack development program.  This program did not exist in the first half of 2015.  This increase in revenue is offset by reduced activity in research and development contracts as compared to prior years.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30, 2016 decreased 45.5%, or $6.7 million, compared to the three months ended June 30, 2015.  Gross margin generated from sales of fuel cell systems and related infrastructure was 11.8% for the three months ended June 30, 2016, down from 21.0% for the three months ended June 30, 2015, due to cost overruns for two sites completed and also pricing mix.

Cost of revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2016 decreased 39.8%, or $7.9 million, compared to the six months ended June 30, 2015.  Gross margin generated from sales of fuel cell systems and related infrastructure was 16.7% for the six months ended June 30, 2016, relatively consistent with 16.5% for the six months ended June 30, 2015, due to cost overruns for two sites recently completed offset by supply chain and product design cost down programs, as well as manufacturing process improvements.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2016 increased 10.4%, or $0.6 million, compared to the three months ended June 30, 2015.  These increases are a direct result of a growing installed base of GenDrive units, and the number of customers that have GenCare and GenFuel service contracts. These increases resulted in increases in replacement parts, as well as labor and overhead for service personnel necessary to support these service and hydrogen site maintenance contracts. At June 30, 2016, there were 8,949 GenDrive units under GenCare contracts and 26 customer sites under GenFuel contracts, as compared to 6,320 GenDrive units under GenCare contracts and 12 customer sites under GenFuel contracts at June 30, 2015.  Gross margin improved to (10.6)% for the three months ended June 30, 2016 from (86.2%) for the three months ended June 30, 2015 due to improved model design driving down parts costs, better leverage of fixed costs and absorption of $1.8 million in net losses on loss contracts against the accrual for loss contracts related to service.  During 2015, the Company recognized a $10.1 million provision for loss contracts related to service.  This provision represented expected losses on extended maintenance contracts that had projected costs over the remaining life of the contracts which exceeded contractual revenues.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2016 increased 15.5%, or $1.6 million, compared to the six months ended June 30, 2015.  These increases are a direct result of a growing installed base of GenDrive units, and the number of customers that have GenCare and GenFuel service contracts, as described above. These increases resulted in increases in costs of replacement parts, as well as labor and overhead for service personnel necessary to support these service and hydrogen site maintenance contracts. At June 30, 2016, there were 8,949 GenDrive units under GenCare contracts and 26 customer sites under GenFuel contracts, as compared to 6,320 GenDrive units under GenCare contracts and 12 customer sites under GenFuel contracts at June 30, 2015.  Gross margin improved to (10.1)% for the six months ended June 30, 2016 from (83.4%) for the six months ended June 30, 2015 due to improved model design driving down parts costs, better leverage of fixed costs and absorption of $3.6 million in net losses on loss contracts against the accrual for loss contracts related to service.

Cost of revenue—provision for loss contracts related to service.     In 2015, the Company recognized a $10.1 million provision for loss contracts related to service. This provision represents extended maintenance contracts that have projected costs over the remaining life of the contracts that exceed contractual revenues.  During the three and six months ended June 30, 2016, the Company renegotiated one of its service contracts and replaced 96 of the older fuel cell systems in service at that particular customer.  As a result, the projected costs over the remaining life of the amended contract were estimated to be reduced as compared to the previous estimate, resulting in a lower necessary accrual.  The change in estimate was recorded as gain within cost of revenue where the original charge was recorded.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for leased equipment and service used to fulfill the PPAs.  Leased units are primarily associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.

Cost of revenue from PPAs for the three months ended June 30, 2016 increased $2.7 million, or 287.6%, to $3.6 million from $0.9 million for the three months ended June 30, 2015.  The increase was a result of the increase in the number of customer sites party to these agreements (20 at June 30, 2016 as compared to seven at June 30, 2015).  Gross margin declined to (18.1%) for the three months ended June 30, 2016 from 13.4% for the three months ended June 30, 2015, due primarily to changes in financing pricing, depreciation of capitalized leased asset costs related to sites constructed in 2016 associated with capital leases, as well as costs to maintain them.

Cost of revenue from PPAs for the six months ended June 30, 2016 increased $4.8 million, or 285.8%, to $6.5 million from $1.7 million for the six months ended June 30, 2015.  The increase was a result of the increase in the number of customer sites party to these agreements, as described above. Gross margin declined to (12.6%) for the six months ended June 30, 2016 from 18.0% for the six months ended June 30, 2015, due primarily to changes in financing pricing, depreciation of capitalized leased asset costs related to sites constructed in 2016 associated with capital leases, as well as costs to maintain them.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen and separately sells to its customers upon delivery.

Cost of revenue from fuel delivered to customers for the three months ended June 30, 2016 increased $2.1 million, or 196.2%, to $3.2 million from $1.1 million for the three months ended June 30, 2015.  The increase is due primarily to higher volume of liquid hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements.  At June 30, 2016, there were 31 customer sites taking hydrogen fuel delivery compared to 11 customer sites at June 30, 2015. The sites generally are the same as those who had purchased hydrogen installations within the GenKey solution.  Gross margin declined to (21.6)% during the three months ended June 30, 2016 from 4.0% during the three months ended June 30, 2015, due to inefficiencies in fuel usage.

Cost of revenue from fuel delivered to customers for the six months ended June 30, 2016 increased $3.7 million, or 186.8%, to $5.6 million from $2.0 million for the six months ended June 30, 2015.  The increase is due primarily to higher volume of liquid hydrogen delivered to customer sites, as a result of an increase in the number of hydrogen installations completed under GenKey agreements, as described above. The sites generally are the same as those who had purchased hydrogen installations within the GenKey solution.  Gross margin declined to (20.9)% during the six months ended June 30, 2016 from (9.6)% during the six months ended June 30, 2015, due to inefficiencies in fuel usage.

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

Cost of other revenue for the three months ended June 30, 2016 increased $43 thousand, or 13.9%, to $353 thousand from $310 thousand for the three months ended June 30, 2015.  Activity in research and development contracts has been reduced compared to prior years, however those activities that do occur are generally at 30% to 50% cost sharing arrangements, which results in negative margin.

Cost of other revenue for the six months ended June 30, 2016 increased $0.2 million, or 50.1%, to $0.5 million from $0.4 million for the six months ended June 30, 2015.  Activity in research and development contracts has been reduced compared to prior years, as described above.

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

Research and development expense for the three months ended June 30, 2016 increased $1.8 million, or 51.9% to $5.2 million, from $3.4 million for the three months ended June 30, 2015.  This increase was primarily related to an increase in personnel related expenses, focused on refinement of hydrogen infrastructure design, multiple product cost-down programs and prototyping for stack performance enhancement.

Research and development expense for the six months ended June 30, 2016 increased $3.7 million, or 58.6% to $10.0 million, from $6.3 million for the three months ended June 30, 2015.  This increase was primarily related to an increase in personnel related expenses, focused on refinement of hydrogen infrastructure design, multiple product cost-down programs and prototyping for stack performance enhancement.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2016 increased $0.6 million, or 7.0%, to $8.6 million from $8.0 million for the three months ended June 30, 2015.  The increase was primarily due to an increase in stock-based compensation resulting from increases in compensation and employee head count, partially offset by reductions in amortization of intangible assets due to certain assets becoming fully amortized in the prior year.

Selling, general and administrative expenses for the six months ended June 30, 2016 increased $1.1 million, or 7.0%, to $16.9 million from $15.8 million for the six months ended June 30, 2015.  The increase was primarily due to an increase in stock-based compensation resulting from increases in compensation and employee head count, partially offset by reductions in amortization of intangible assets.

Interest and other expense, net. Interest and other expense, net consists of interest and other expenses related to interest on our short-term borrowing, long-term debt, obligations under capital lease and our finance obligations, as well as foreign currency exchange gain (loss), offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, note receivable, and other income.

Interest and other expense for the three months ended June 30, 2016, increased $1.2 million as compared to the three months ended June 30, 2015.  The increase is attributed to interest on the short-term borrowing originated in March 2016, which was converted to project financing in June 2016, the long-term debt originated during the three months ended June 30, 2016 and the increase in finance obligations during the latter half of 2015 and through 2016 to date, offset by interest and other income which remained relatively insignificant for the three months ended June 30, 2016 and June 30, 2015.

Interest and other expense for the six months ended June 30, 2016, increased $1.6 million as compared to the six months ended June 30, 2015.  The increase is attributed to interest on the short-term borrowing originated in March 2016, which was converted to project financing in June 2016, the long-term debt originated during the three months ended June 30, 2016 and the increase in finance obligations during the latter half of 2015 and through 2016 to date, offset by interest and other income whish remained relatively insignificant for the six months ended June 30, 2016 and June 30, 2015

 Change in fair value of common stock warrant liability. The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three months ended June 30, 2016 resulted in a decrease in the associated warrant liability of $1.5 million as compared to a decrease of $0.7 million for the three months ended June 30, 2015.  These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

The change in fair value of common stock warrant liability for the six months ended June 30, 2016 resulted in a decrease in the associated warrant liability of $2.7 million as compared to a decrease of $2.4 million for the six months ended June 30, 2015.  These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Income taxes. The deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

During the six months ended June 30, 2016, the Company released its liability for unrecognized tax benefits of $392 thousand, as the related statute of limitations has expired.  No other tax expense or benefit was recognized in the three months ended June 30, 2016 or 2015, or the six months ended June 30, 2015.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased to customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customer’s hydrogen infrastructure as well as delivery of the hydrogen fuel,  continued development and expansion of our products, and the repayment or refinancing of our long-term debt. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining positive gross margins; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers, including financing arrangements to repay or refinance our long-term debt, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

 We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $24.9 million for the six months ended June 30, 2016 and $55.8 million, $88.6 million and $62.8 million for the years ended December 31, 2015, 2014, and 2013, respectively, and has an accumulated deficit of $1.0 billion at June 30, 2016.

During the six months ended June 30, 2016, cash used in operating activities was $15.8 million, consisting primarily of a net loss attributable to the Company of $24.9 million, offset by the impact of noncash charges/gains of $2.7 million and net inflows from fluctuations in working capital and other assets and liabilities of $6.4 million. The changes in working capital primarily were related to collections of accounts receivable and managing of accounts payable offset by an investment in inventory procured to meet our backlog requirements, as well as increases in prepaid expenses and consumption against the accrual for loss contracts related to service. As of June 30, 2016, we had cash and cash equivalents of $66.0 million and net working capital of $77.8 million. By comparison, at December 31, 2015, we had cash and cash equivalents of $64.0 million and net working capital of $88.5 million. Additionally, a portion of the cash and cash equivalents on hand at June 30, 2016, is required to be maintained at all times under a covenant requirement associated with the Company’s secured term loan facility that requires a minimum unencumbered cash and cash equivalents balance equal to or greater than 75% of the outstanding principal balance plus accounts payable aged more than 150 days.

Net cash used in investing activities for the six months ended June 30, 2016 included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property of $28.8 million.  Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively.  Net cash provided by financing activities for the six months ended June 30, 2016 primarily resulted from increases in finance obligations and borrowings against a long-term secured term loan facility, as described in Note 8.  The secured term loan facility has events of default, including a material adverse change clause that is at the sole discretion of the lender.

Between 2014 and 2016, the Company signed sale/leaseback agreements with the Company’s primary financial institution (M&T Bank or the Bank) to facilitate the Company’s commercial transactions with key customers. The Company then leased the fuel cell systems and hydrogen infrastructure back from the Bank and operates them at customer locations to fulfill Power Purchase Agreements (PPAs).  In connection with these operating leases, the Bank requires the Company to maintain cash balances in restricted accounts securing its lease obligations to the Bank.  Cash added to these restricted accounts was $14.2 million during 2015. (No additional cash was added during the three and six months ended June 30, 2016, other than interest earned on restricted cash balances.)  Cash received from customers under the PPAs is used to make lease payments to the Bank.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule.  At June 30, 2016, the Company had 7 PPA deployments related to these sale/leaseback agreements.  At June 30, 2016, the total remaining lease payments to the Bank under these agreements were $23.6 million and have been secured with restricted cash and pledged service escrows.  Cash associated with sales of future revenues is required to be recorded as financing obligations on the consolidated balance sheets and accordingly represents a financing cash inflow.

The master lease agreement with the Bank requires the Company to maintain a minimum of $50.0 million of unrestricted cash, as of June 30, 2016 (subsequently reduced to $40 million as of July 27, 2016).  As mentioned above, the Company’s remaining contractual lease payments to the Bank are fully secured through a combination of restricted cash and pledges on funds escrowed for future service by the Company.  The covenant is maintained in association with the residual exposure of the Bank, which stems from tax benefits taken by the Bank that could be recaptured should the underlying assets not be deployed for five years.  This residual exposure at June 30, 2016 amounted to approximately $12.0 million, and the exposure decreases with the passage of time.  In the event that the Company’s unrestricted cash balance falls below the minimum threshold, the Company is entitled to cure the failure by providing additional restricted cash to secure the outstanding residual tax exposure of the Bank at that time.

In addition to the financing activities described above, we have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings, long-term debt and project financing, as described below.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as various sources of capital from additional project financing platforms with various third parties that are currently being evaluated, will provide sufficient liquidity to fund operations for at least the next twelve months. This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

On March 2, 2016, the Company entered into a Loan Agreement with Generate Lending, LLC (Lender).  The Loan Agreement, among other things, provided for a $30 million secured term loan facility (the Short-Term Loan Facility).  Advances under the Short-Term Loan Facility bore interest at the rate of 12.0% per annum. The term of the Loan Agreement was one year, ending March 2, 2017.  Pursuant to the Loan Agreement, $25.0 million of the Short-Term Loan Facility was drawn upon and outstanding as of March 31, 2016.

On June 27, 2016, the Short-Term Loan Facility was paid off with proceeds from long-term project financing.  That financing was accounted for as a series of capital leases, the obligation of which is now presented as part of finance obligations on the accompanying unaudited interim consolidated balance sheet.

During the three months ended June 30, 2016, Plug Power Inc. and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules) pursuant to which Hercules agreed to make available to the Company a secured term loan facility in the amount of up to $40.0  million (the Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million under the Loan and Security Agreement on the date of closing, and incurred transaction costs of $1.1 million.  The Company may borrow an additional $5.0  million under the Loan and Security Agreement between October 12, 2016 and December 12, 2016 subject to the Company satisfying certain conditions.  The Company may also borrow an additional $10.0 million under the Loan and Security Agreement after June 27, 2016 and until June 27, 2017 subject to satisfying certain other conditions.

Advances under the Term Loan Facility bear interest at the rate of 10.45% per annum, subject to compliance with financial covenants and other conditions.  The Loan and Security Agreement includes covenants, limitations, and events

of default customary for similar facilities.   The term of the Loan and Security Agreement is three years, ending June 27, 2019 (the Maturity Date).

Interest is payable on a monthly basis and the entire then outstanding principal balance of the Term Loan Facility, together with all accrued and unpaid interest, is due and payable on the Maturity Date.  On the earliest to occur of the Maturity Date, the date on which the obligations under the Loan and Security Agreement are paid and the date on which such obligations become due and payable, the Company is also required to pay the Lender an end of term charge $2.5 million, based on the amount borrowed.

Until such time as certain net income milestones are met, the Loan and Security Agreement has financial covenants that require the Company to maintain at all times minimum unencumbered cash and cash equivalents equal to or greater than 75% of the then outstanding principal balance of the Term Loan Facility plus accounts payable aged more than 150 days.  After such net income milestones are met, the Loan and Security Agreement’s financial covenants are reduced to require minimum unencumbered cash and cash equivalents equal to or greater than 50% of the then outstanding principal balance of the Term Loan Facility plus accounts payable aged more than 150 days.

All obligations under the Loan and Security Agreement are unconditionally guaranteed by the Company’s subsidiaries, Emerging Power Inc. and Emergent Power Inc.  The Term Loan Facility is secured by substantially all of Plug Power Inc. and the guarantors’ assets, including all intellectual property, all securities in domestic subsidiaries and 65% of the securities in foreign subsidiaries, subject to certain exceptions and exclusions.

The Loan and Security Agreement contains customary covenants for arrangements of this type and other covenants agreed to by the parties, including, among others, (i) the provision of annual and quarterly financial statements, management rights and insurance policies and (ii) restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales.  The Loan and Security Agreement also provides for customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults.

Several key indicators of liquidity are summarized in the following table (in thousands):

	Six months	Year
	ended or at	ended or at
	June 30, 2016	December 31, 2015
Cash and cash equivalents at end of period	$66,040	$63,961
Restricted cash at end of period	47,895	47,835
Working capital at end of period	77,801	88,524
Net loss attributable to common shareholders	24,934	55,795
Net cash used in operating activities	15,761	47,274
Purchases of property, plant and equipment and leased property	28,842	3,520
Net cash provided by (used in) financing activities	46,614	(32,923)

Operating Leases

As of June 30, 2016, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash as summarized below.  These leases expire over the next six years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2016 are (in thousands):

	As Lessor	As Lessee
Remainder of 2016	$7,304	$8,597
2017	14,608	25,383
2018	14,608	20,717
2019	14,608	13,697
2020	13,452	12,563
Thereafter	10,479	10,239
Total future minimum lease payments	$75,059	$91,196

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

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (2)

3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power. (3)

3.5	Third Amended and Restated By-laws of Plug Power Inc. (4)

3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (5).

3.7	Certificate of Designations of Series C Redeemable Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock (6)

3.8	Loan and Security Agreement, dated as of June 27, 2016, by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and Hercules Capital Inc. (7)

31.1 and 31.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS*	XBRL Instance Document (8)
101.SCH*	XBRL Taxonomy Extension Schema Document (8)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (8)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (8)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (8)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (8)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.

(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 19, 2011.

(3)	Incorporated by reference to the Company’s current Report on Form 8-K dated July 23, 2014.

(4)	Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.

(5)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 24, 2009.

(6)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013.

(7)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 30, 2016

(8)	Filed herewith.

*     Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Interim Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Interim Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015; (iii) Interim Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2016 and 2015; (iv) Interim Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2016; (v) Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015; and (vi) related notes, tagged as blocks of text.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 9, 2016	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)