Form 10-Q
period 2016-09-30
PLUG POWER INC
filed 2016-11-08
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

The number of shares of common stock, par value of $.01 per share, outstanding as of November 7, 2016 was 180,454,207.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents (Notes 1 and 8)	$42,486	$63,961
Restricted cash	5,075	4,012
Accounts receivable	12,006	22,650
Inventory	35,794	32,752
Prepaid expenses and other current assets	11,511	7,855
Total current assets	106,872	131,230

Restricted cash	40,852	43,823
Property, plant, and equipment, net of accumulated depreciation of $29,204 and $27,970, respectively	8,485	7,255
Leased property, net of accumulated depreciation of $3,280 and $1,700, respectively	42,622	1,667
Goodwill	8,838	8,478
Intangible assets, net of accumulated amortization of $921 and $469, respectively	4,308	4,644
Other assets	12,008	12,359
Total assets	$223,985	$209,456

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,612	$20,455
Accrued expenses	8,791	9,852
Accrual for loss contracts related to service	2,600	4,100
Deferred revenue	4,227	4,468
Finance obligations	10,472	2,671
Other current liabilities	1,734	1,160
Total current liabilities	56,436	42,706
Accrual for loss contracts related to service	634	5,950
Deferred revenue	12,203	13,997
Common stock warrant liability	885	5,735
Finance obligations	35,258	14,809
Long-term debt	23,541	—
Other liabilities	257	370
Total liabilities	129,214	83,567
Redeemable preferred stock
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664) 10,431 shares authorized; Issued and outstanding: 5,231 at September 30, 2016 and December 31, 2015	1,153	1,153
Stockholders’ equity:
Common stock, $0.01 par value per share; 450,000,000 shares authorized; Issued (including shares in treasury): 181,009,135 at September 30, 2016 and 180,567,444 at December 31, 2015	1,810	1,806
Additional paid-in capital	1,126,007	1,118,917
Accumulated other comprehensive income	1,115	798
Accumulated deficit	(1,032,230)	(993,876)
Less common stock in treasury: 577,376 at September 30, 2016 and 479,953 December 31, 2015	(3,084)	(2,909)
Total stockholders’ equity	93,618	124,736
Total liabilities, redeemable preferred stock, and stockholders’ equity	$223,985	$209,456

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Sales of fuel cell systems and related infrastructure	$5,653	$24,777	$19,992	$48,530
Services performed on fuel cell systems and related infrastructure	4,763	3,555	15,396	9,083
Power Purchase Agreements	3,858	1,546	9,626	3,600
Fuel delivered to customers	2,909	1,544	7,557	3,331
Other	376	10	779	313
Total revenue	17,559	31,432	53,350	64,857
Cost of revenue:
Sales of fuel cell systems and related infrastructure	4,241	22,271	16,182	42,103
Services performed on fuel cell systems and related infrastructure	4,481	5,510	16,190	15,648
Provision for loss contracts related to service	—	—	(1,071)	—
Power Purchase Agreements	4,464	1,417	10,961	3,101
Fuel delivered to customers	3,679	2,148	9,298	4,107
Other	313	10	855	371
Total cost of revenue	17,178	31,356	52,415	65,330

Gross profit (loss)	381	76	935	(473)

Operating expenses:
Research and development	5,001	4,131	15,032	10,457
Selling, general and administrative	8,636	8,201	25,485	23,952
Total operating expenses	13,637	12,332	40,517	34,409

Operating loss	(13,256)	(12,256)	(39,582)	(34,882)

Interest and other expense, net	(2,113)	(8)	(3,795)	(95)
Loss on acquisition activity, net	—	(116)	—	(116)
Change in fair value of common stock warrant liability	1,975	2,167	4,709	4,603

Loss before income taxes	$(13,394)	$(10,213)	$(38,668)	$(30,490)

Income tax benefit	—	—	392	—

Net loss attributable to the Company	$(13,394)	$(10,213)	$(38,276)	$(30,490)

Preferred stock dividends declared	(26)	(25)	(78)	(78)
Net loss attributable to common shareholders	$(13,420)	$(10,238)	$(38,354)	$(30,568)
Net loss per share:
Basic and diluted	$(0.07)	$(0.06)	$(0.21)	$(0.17)
Weighted average number of common shares outstanding	180,375,680	177,369,017	180,261,449	174,724,746

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss attributable to the Company	$(13,394)	$(10,213)	$(38,276)	$(30,490)
Other comprehensive income - foreign currency translation adjustment	23	347	317	347
Comprehensive loss	$(13,371)	$(9,866)	$(37,959)	$(30,143)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2015	180,567,444	$1,806	$1,118,917	$798	479,953	$(2,909)	$(993,876)	$124,736
Net loss attributable to the Company	—	—	—	—	—	—	(38,276)	(38,276)
Other comprehensive income	—	—	—	317	—	—	—	317
Stock-based compensation	46,974	—	6,745	—	—	—	—	6,745
Stock dividend	47,061	1	77	—	—	—	(78)	—
Stock option exercises	227,777	2	17	—	97,423	(175)	—	(156)
Exercise of warrants	119,879	1	251	—	—	—	—	252
September 30, 2016	181,009,135	$1,810	$1,126,007	$1,115	577,376	$(3,084)	$(1,032,230)	$93,618

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(38,276)	$(30,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	2,912	1,481
Amortization of intangible assets	443	835
Stock-based compensation	6,745	5,835
Loss on acquisition activity, net	—	116
Amortization of debt issuance costs	469	—
Loss on disposal of leased property	41	—
Provision for loss contracts related to service	(1,071)	—
Change in fair value of common stock warrant liability	(4,709)	(4,603)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	10,644	(1,536)
Inventory	(3,042)	(6,301)
Prepaid expenses and other assets	(3,549)	(8,079)
Accounts payable, accrued expenses, and other liabilities	7,504	5,325
Accrual for loss contracts related to service	(5,745)	—
Deferred revenue	(2,035)	121
Net cash used in operating activities	(29,669)	(37,296)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(2,464)	(2,902)
Purchases for construction of leased property	(42,674)	—
Net cash acquired in purchase acquisitions	—	1,811
Net cash used in investing activities	(45,138)	(1,091)
Cash Flows From Financing Activities:
Change in restricted cash	1,908	(29,686)
Proceeds from exercise of warrants	111	25
Proceeds from exercise of stock options	19	166
Proceeds from short-term borrowing, net of transaction costs	23,673	—
Principal payments on short-term borrowing	(25,000)	—
Proceeds from borrowing of long-term debt, net of transaction costs	23,407	—
Increase in finance obligations	29,242	6,637
Net cash provided by (used in) financing activities	53,360	(22,858)
Effect of exchange rate changes on cash	(28)	49
Decrease in cash and cash equivalents	(21,475)	(61,196)
Cash and cash equivalents, beginning of period	63,961	146,205
Cash and cash equivalents, end of period	$42,486	$85,009
Other Supplemental Cash Flow Information:
Cash paid for interest	$1,563	$303

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

We provide our products worldwide through our direct product sales force, and by leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks.

We were organized as a corporation in the State of Delaware on June 27, 1997.

Unless the context indicates otherwise, the terms “Company,” “Plug Power,” “we,” “our” or “us” as used herein refers to Plug Power Inc. and its subsidiaries.

Liquidity

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased to customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customers’ hydrogen infrastructure as well as delivery of the hydrogen fuel,  continued development and expansion of our products, payment of lease obligations under sale/leaseback financings, and the repayment or refinancing of our long-term debt. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining positive gross margins; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers, including financing arrangements to repay or refinance our long-term debt, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

 We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $38.4 million for the nine months ended September 30, 2016 and $55.8 million, $88.6 million and $62.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

During the nine months ended September 30, 2016, cash used in operating activities was $29.7 million, consisting primarily of a net loss attributable to the Company of $38.3 million, offset by the impact of noncash charges/gains of $4.8 million and net inflows from fluctuations in working capital and other assets and liabilities of $3.8 million. The changes in working capital primarily were related to collections of accounts receivable and managing of accounts payable offset by an investment in inventory procured to meet our backlog requirements, as well as increases in prepaid expenses and consumption against the accrual for loss contracts related to service. As of September 30, 2016, we had cash and cash equivalents of $42.5 million and net working capital of $50.4 million. By comparison, at December 31, 2015, we had cash and cash equivalents of $64.0 million and net working capital of $88.5 million. Additionally, a portion of the cash and cash equivalents on hand at September 30, 2016, is required to be maintained at all times under a covenant requirement associated with the Company’s secured term loan facility that requires a minimum unencumbered cash and cash equivalents balance equal to or greater than 75% of the outstanding principal balance plus accounts payable aged more than 150 days.

Net cash used in investing activities for the nine months ended September 30, 2016 included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property of $45.1 million.  Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively.  Net cash provided by financing activities for the nine months ended September 30, 2016 primarily resulted from increases in finance obligations and borrowings against a long-term secured term loan facility, as described in Note 8.

During 2014 and 2015, the Company signed sale/leaseback agreements with Manufacturers and Traders Trust Company (M&T Bank or the Bank) to facilitate the Company’s commercial transactions with key customers. The Company then sold certain fuel cell systems and hydrogen infrastructure to the Bank, and leased the equipment back from the Bank to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  In connection with these operating leases, the Bank requires the Company to maintain cash balances in restricted accounts securing its lease obligations to the Bank.  Cash added to these restricted accounts was $14.2 million during 2015. (No additional cash was added during the three and nine months ended September 30, 2016, other than interest earned on restricted cash balances.)  Cash received from customers under the PPAs is used to make lease payments to the Bank.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. At September 30, 2016, the Company had seven PPA deployments related to these sale/leaseback agreements.  At September 30, 2016, the total remaining lease payments to the Bank under these agreements were $22.3 million which has been fully secured with restricted cash and pledged service escrows.

The master lease agreement with the Bank required the Company to maintain a minimum of $40.0 million of unrestricted cash.  The Company’s remaining contractual lease payments to the Bank are fully secured through a combination of restricted cash, unrestricted cash and pledges on funds escrowed for future service by the Company.  The covenant is maintained in association with the residual exposure of the Bank, which stems from tax benefits taken by the Bank that could be recaptured should the underlying assets not be deployed for five years.  This residual exposure at September 30, 2016 amounted to approximately $12.0 million, and the exposure decreases with the passage of time.  In the event that the Company’s unrestricted cash balance fell below the minimum threshold, the Bank is entitled to cure the failure by transferring additional restricted cash to secure the outstanding residual tax exposure of the Bank at that time.

Subsequent to September 30, 2016, the Company elected to pledge additional cash collateral of approximately $12.0 million to eliminate the minimum cash requirement.

In addition to the financing activities described above, we have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings, long-term debt and project financing, as described in Notes 7 and 8.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources that are currently being evaluated, will provide sufficient liquidity to fund operations for at least the next twelve months. There is no guarantee that such funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

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

Power Purchase Agreements

When fuel cell systems and related infrastructure are provided to customers through a PPA, revenues associated with these agreements are treated as rental income and recognized on a straight-line basis over the life of the agreements.  In conjunction with entering into a PPA with a customer, the Company may enter into sale/leaseback transactions with third-party financial institutions, whereby the fuel cells, related infrastructure, and service are sold to the third-party financial institution and leased back to the Company through either an operating or capital lease.

During 2016, the Company’s sale/leaseback transactions with third-party financial institutions were required to be accounted for as capital leases under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 840-40, Leases – Sale/Leaseback Transactions (ASC Subtopic 840-40).  As a result, no upfront revenue was recognized at the closing of these transactions and a finance obligation for each lease was established.  The fuel cell systems and related infrastructure that are provided to customers through these PPAs are considered leased property on the accompanying unaudited interim consolidated balance sheet.  Costs to service the leased property are considered cost of PPA revenue on the accompanying unaudited interim consolidated statement of operations.

All PPAs entered into through December 31, 2015 had a corresponding sale-leaseback transaction with a third-party financial institution which was required to be accounted for as an operating lease.  The Company accounts for sale/leaseback transactions as operating leases in accordance with ASC Subtopic 840-40.  The Company has rental expense associated with sale/leaseback agreements with financial institutions that were entered into commensurate with the PPAs.  Rental expense is recognized on a straight-line basis over the life of the agreements and is characterized as cost of PPA revenue on the accompanying unaudited interim consolidated statement of operations.

Fuel Delivered to Customers

The Company purchases hydrogen fuel from suppliers and sells to its customers upon delivery.  Revenue and cost of revenue related to this fuel is recorded as dispensed, and included in the respective “Fuel delivered to customers” lines on the unaudited interim consolidated statements of operations.

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

Cash Equivalents

For purposes of the unaudited interim consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.  At September 30, 2016 and December 31, 2015, cash equivalents consist of money market accounts.  The Company’s cash and cash equivalents are deposited with financial institutions primarily located in the U.S. and may at times exceed insured limits.

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

Recent Accounting Pronouncements

In October 2016, an accounting update was issued to simplify how an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory.  Two common examples of assets included in the scope of this update are intellectual property and property, plant, and equipment.  This accounting update is effective for the annual periods beginning after December 15, 2017 and interim periods within those years.  The Company is evaluating the impact this update will have on the consolidated financial statements.

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

The Company acquired all of the net assets of HyPulsion, with the excess of the purchase price over net assets attributed to goodwill.  Goodwill associated with the acquisition represents expanded access to the European markets related to the sale of fuel cell technology for material handling equipment.  Changes in goodwill between the acquisition date and September 30, 2016 are attributed to foreign currency translation, and to a lesser extent, changes to estimated fair values of acquired assets and liabilities upon completion of purchase accounting.

4.  Earnings Per Share

For purposes of determining diluted earnings per share, when the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive.

The potential dilutive common shares are summarized as follows:

	At September 30,
	2016	2015
Stock options outstanding (1)	14,982,570	11,789,611
Restricted stock outstanding	26,667	395,558
Common stock warrants (2)	4,000,100	4,192,567
Preferred stock (3)	5,554,594	5,554,594
Number of dilutive potential common shares	24,563,931	21,932,330

(1)

During the three months ended September 30, 2016 and 2015, the Company granted 3,312,500 and 3,270,000 stock options, respectively. During the nine months ended September 30, 2016 and 2015, the Company granted 3,592,500 and 3,920,000 stock options, respectively.

(2)

In May 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering with an exercise price of $0.93 per warrant.  As a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the number of warrants increased to 22,995,365.  Of these warrants issued in May 2011, zero and 192,467 were unexercised as of September 30, 2016 and 2015, respectively.  In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering with an exercise price of $0.15 per warrant.  Of these warrants issued in February 2013, 100 were unexercised as of September 30, 2016 and 2015.  In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering with an exercise price of $4.00 per warrant. Of these warrants issued in January 2014, none have been exercised as of September 30, 2016 and 2015.    All warrants have anti-dilution provisions.

(3)

The preferred stock amount represents the dilutive potential common shares of the Series C redeemable convertible preferred stock issued on May 16, 2013, based on the conversion price of the preferred stock as of September 30, 2016.  Of the 10,431 preferred shares issued in May 2013, 5,200 had been converted to common stock as of September 30, 2016.

5.  Inventory

Inventory as of September 30, 2016 and December 31, 2015 consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials and supplies	$24,934	$23,705
Work-in-process	8,033	5,567
Finished goods	2,827	3,480
	$35,794	$32,752

6. Leased Property

Leased property at September 30, 2016 and December 31, 2015 consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Leased property under capital lease	$45,902	$3,367
Less: accumulated depreciation	(3,280)	(1,700)
Leased property under capital lease, net	$42,622	$1,667

7.  Short-Term Borrowing

On March 2, 2016, the Company entered into a Loan Agreement with Generate Lending, LLC.  The Loan Agreement, among other things, provided for a $30 million secured term loan facility (the Short-Term Loan Facility).  Advances under the Short-Term Loan Facility bore interest at the rate of 12.0% per annum. The term of the Loan Agreement was one year, ending March 2, 2017.  Pursuant to the Loan Agreement, $25.0 million of the Short-Term Loan Facility was drawn upon at closing.  On June 27, 2016, the Short-Term Loan Facility was converted to long-term project financing from the same lender.  That financing was accounted for as a series of capital leases, the obligation of which is now presented as part of finance obligations on the accompanying unaudited interim consolidated balance sheet, as discussed in Note 12.

8.  Long-Term Debt

During the nine months ended September 30, 2016, Plug Power Inc. and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules) pursuant to which Hercules agreed to make available to the Company a secured term loan facility in the amount of up to $40.0 million (the Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million under the Loan and Security Agreement on the date of closing, and incurred transaction costs of $1.1 million.  The Company may borrow an additional $5.0 million under the Loan and Security Agreement between October 12, 2016 and December 12, 2016 subject to the Company satisfying certain conditions.  The Company may also borrow an additional $10.0 million under the Loan and Security Agreement after June 27, 2016 and until June 27, 2017 subject to satisfying certain other conditions.

Advances under the Term Loan Facility bear interest at the rate of 10.45% per annum, subject to compliance with financial covenants and other conditions.  The Loan and Security Agreement includes covenants, limitations, and events of default customary for similar facilities.   The term of the Loan and Security Agreement is three years, ending June 27, 2019 (the Maturity Date).

Interest is payable on a monthly basis and the entire then outstanding principal balance of the Term Loan Facility, together with all accrued and unpaid interest, is due and payable on the Maturity Date.  On the earliest to occur of the Maturity Date, the date on which the obligations under the Loan and Security Agreement are paid and the date on which such obligations become due and payable, the Company is also required to pay the Lender an end of term charge of 8.25%, based on the total amount of the Term Loan Facility.

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

The fair value of the Term Loan Facility approximates the carrying value of $23.5 million as of September 30, 2016.

9.  Accrual for Loss Contracts Related to Service

In 2015, the Company determined that its projected estimated service costs related to certain extended maintenance contracts exceeded future revenues and recorded a provision for loss contracts related to service.  During the nine months ended September 30, 2016, the Company renegotiated one of its service contracts.  As a result, the projected costs over the remaining life of the amended contract were estimated to be reduced and the Company recognized a gain within cost of revenue where the original charge was recorded.

The following table summarizes activity related to the accrual for loss contracts related to service during the nine months ended September 30, 2016 (in thousands):

Beginning balance - January 1, 2016	$10,050
Change in estimate	(1,071)
Reductions for losses realized	(5,745)
Ending balance - September 30, 2016	$3,234

10.  Income Taxes

The deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

During the nine months ended September 30, 2016, the Company released its liability for unrecognized tax benefits of $392 thousand, as the related statute of limitations has expired.

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

Fair value of the common stock warrant liability is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants:

	September 30, 2016			September 30, 2015
Risk-free interest rate	0.68%	-	0.77%	0.37%	-	1.010%
Volatility	59.60%	-	60.60%	55.93%	-	123.53%
Expected average term	1.39	-	2.29	0.67	-	3.30

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

The following table shows reconciliations of the beginning and ending balances for the common stock warrant liability (in thousands):

	Nine months ended
Common stock warrant liability	September 30, 2016	September 30, 2015
Beginning of period	$5,735	$9,418
Change in fair value of common stock warrants	(4,709)	(4,603)
Exercise of common stock warrants	(141)	(22)
End of period	$885	$4,793

12.  Commitments and Contingencies

Operating Leases

As of September 30, 2016 and December 31, 2015, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also Note 1) as summarized below.  These leases expire over the next six years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2016 are (in thousands):

	As Lessor	As Lessee
Remainder of 2016	$4,186	$3,077
2017	16,743	12,350
2018	16,743	12,125
2019	16,743	10,936
2020	15,587	9,802
Thereafter	14,153	6,105
Total future minimum lease payments	$84,155	$54,395

Rental expense for all operating leases was $3.7 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively.  Rental expense for all operating leases was $10.1 million and $3.8 million for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016 and December 31, 2015, prepaid rent and security deposits associated with sale/leaseback transactions were $11.9 million and $12.1 million, respectively, and are included in other current and noncurrent assets on the consolidated balance sheets.

Finance Obligations

During the nine months ended September 30, 2016, the Company entered into sale/leaseback transactions, which were accounted for as capital leases and reported as part of finance obligations on the Company’s consolidated balance sheet.  These transactions represented project financing as referenced in Note 7.  The outstanding balance of these finance obligations at September 30, 2016 was $30.0 million.  The fair value of the finance obligation approximates the carrying value as of September 30, 2016.

Future minimum lease payments under non-cancelable capital leases (with initial or remaining lease terms in excess of one year) as of September 30, 2016 are (in thousands):

	Total	Imputed	Net Present
	Payments	Interest	Value
Remainder of 2016	$1,765	$1,198	$567
2017	16,313	4,201	12,112
2018	10,665	2,060	8,605
2019	3,436	1,431	2,005
2020	3,436	1,080	2,356
Thereafter	5,125	819	4,306
Total future minimum lease payments	$40,740	$10,789	$29,951

During the year ended December 31, 2015, the Company received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at September 30, 2016 and December 31, 2015 is $13.4 million and $15.1 million, respectively.  The amount is amortized using the effective interest method.  The fair value of this finance obligation approximates the carrying value as of September 30, 2016.

The Company has a capital lease associated with its property in Latham, New York.  Liabilities relating to this agreement of $2.4 million and $2.5 million have been recorded as a finance obligation, in the accompanying unaudited interim consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.  The fair value of this finance obligation approximates the carrying value as of September 30, 2016.

Restricted Cash

The Company has entered into sale/leaseback agreements associated with its products and services.  To secure the Company’s obligations under these agreements, at September 30, 2016, cash of $44.9 million was restricted and pledged as security and will be released over the lease term.  Included in the $44.9 million are security deposits backing letters of credit, which in turn support certain sale/leaseback agreements, as disclosed in the Operating Leases section above.  Subsequent to September 30, 2016, the Company elected to pledge additional cash collateral of approximately $12.0 million to eliminate the minimum cash requirement.

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

At September 30, 2016, two customers comprise approximately 50.6% of the total accounts receivable balance, with each customer individually representing 29.0% and 21.6% of total accounts receivable, respectively.  At December 31, 2015, two customers comprise approximately 50.9% of the total accounts receivable balance, with each customer individually representing 38.5% and 12.4% of total accounts receivable, respectively.

For the nine months ended September 30, 2016, 41.7% of total consolidated revenues were associated primarily with Walmart. For the nine months ended September 30, 2015, 56.7% of total consolidated revenues were associated primarily with Walmart.

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

Results of Operations

Revenue, cost of revenue, gross profit/(loss) and gross margin for the three and nine months ended September 30, 2016 and 2015, was as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Revenue	Revenue	Profit/(Loss)	Margin	Revenue	Revenue	Profit/(Loss)	Margin
For the three and nine months ended September 30, 2016:
Sales of fuel cell systems and related infrastructure	$5,653	$4,241	$1,412	25.0%	$19,992	$16,182	$3,810	19.1%
Services performed on fuel cell systems and related infrastructure	4,763	4,481	282	5.9%	15,396	16,190	(794)	(5.2)%
Power Purchase Agreements	3,858	4,464	(606)	(15.7)%	9,626	10,961	(1,335)	(13.9)%
Fuel delivered to customers	2,909	3,679	(770)	(26.5)%	7,557	9,298	(1,741)	(23.0)%
Other	376	313	63	16.8%	779	855	(76)	(9.8)%
Provision for loss contracts related to service	—	—	—	—	—	(1,071)	1,071	—
Total	$17,559	$17,178	$381	2.2%	$53,350	$52,415	$935	1.8%
For the three and nine months ended September 30, 2015:
Sales of fuel cell systems and related infrastructure	$24,777	$22,271	$2,506	10.1%	$48,530	$42,103	$6,427	13.2%
Services performed on fuel cell systems and related infrastructure	3,555	5,510	(1,955)	(55.0)%	9,083	15,648	(6,565)	(72.3)%
Power Purchase Agreements	1,546	1,417	129	8.3%	3,600	3,101	499	13.9%
Fuel delivered to customers	1,544	2,148	(604)	(39.1)%	3,331	4,107	(776)	(23.3)%
Other	10	10	—	—%	313	371	(58)	(18.5)%
Total	$31,432	$31,356	$76	0.2%	$64,857	$65,330	$(473)	(0.7)%

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

Prior to December 31, 2015, equipment used in PPAs was sold in accompanying sale/leaseback transactions in which the Company sold fuel cell systems, related infrastructure and service to a third-party financial institution, then leased the fuel cell system and related infrastructure back and provided them to customers who were parties to the PPAs.  These sale/leaseback transactions met the criteria of and were accounted for as operating leases (and the revenue from the sale of equipment was recognized upon transfer of title on the equipment to the third-party financial institution).  Beginning in 2016, sale/leaseback transactions associated with PPAs met the criteria of and were accounted for as capital leases, and the equipment is accordingly classified by the Company as  “Leased Property” in the Consolidated Balance Sheet.

Revenue – sales of fuel cell systems and related infrastructure. Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure (formerly ReliOn) stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2016 decreased $19.1 million or 77.2%, to $5.7 million from $24.8 million for the three months ended September 30, 2015.  There were 189 GenDrive units on which revenue was recognized for the three months ended September 30, 2016, compared to 1,221 for the three months ended September 30, 2015.  The change in revenue is generally consistent with the change in units recognized as revenue; and in part due to pricing and class mix variations.   An additional 769 units were shipped during the three months ended September 30, 2016 and held as leased property because they were associated with sale/leaseback transactions accounted for as capital leases.  As such, the Company will recognize revenue on these shipments over the life of the related PPA under “Power Purchase Agreements” in the Consolidated Statement of Operations.  Revenue associated with one hydrogen installation was recognized during the three months ended September 30, 2016, down from seven sites recognized as revenue during the three months ended September 30, 2015.  In addition, three additional sites were constructed and held as leased property during the three months ended September 30, 2016, also because they were associated with sale/leaseback transactions accounted for as capital leases.  Sales of GenSure units decreased $1.0 million to $1.4 million in the three months ended September 30, 2016, compared to $2.4 million in the three months ended September 30, 2015, driven from variations of order fulfillment timing of a large long term multi-site order.

Revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2016 decreased $28.5 million or 58.8%, to $20.0 million from $48.5 million for the nine months ended September 30, 2015.  There were 603 GenDrive units on which revenue was recognized for the nine months ended September 30, 2016, compared to 2,378 for the nine months ended September 30, 2015.  The change in revenue is generally consistent with the change in units recognized as revenue. An additional 2,115 units were shipped during the nine months ended September 30, 2016 and held as leased property because they were associated with sale/leaseback transactions accounted for as capital leases.  Revenue associated with four hydrogen installations was recognized during the nine months ended September 30, 2016, down from 11 sites recognized as revenue during the nine months ended September 30, 2015.  In addition, nine additional sites were constructed and held as leased property during the nine months ended September 30, 2016, also because they were associated with sale/leaseback transactions accounted for as capital leases.  Sales of GenSure units increased $1.3 million to $5.4 million in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, driven from variations of order fulfillment timing of a large long term multi-site order.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.  At September 30, 2016, there were 9,138 fuel cell units and 27 hydrogen installations under extended maintenance contracts, an increase of 21.2% and 68.8% from 7,541 and 16 at September 30, 2015, respectively.

Revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2016 increased $1.2 million or 34.0%, to $4.8 million from $3.6 million for the three months ended September 30, 2015.  The increase in this revenue category is primarily related to the increase in sales of fuel cell systems and hydrogen installations in 2015 and 2016 to date, which has had a corresponding impact on the installed base.  Revenue growth is directionally consistent with installed base growth, however the extent of the increases can be impacted by concentration of units per site, pricing, unit class mix, and timing of when units were installed within the reporting periods.

Revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2016 increased $6.3 million or 69.5%, to $15.4 million from $9.1 million for the nine months ended September 30, 2015.  The increase in this revenue category is primarily related to the increase in sales of fuel cell systems and hydrogen installations in 2015 and 2016 to date, which has had a corresponding impact on the installed base, as described above.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  The equipment and service can be associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can retain the equipment as leased property and provide it to customers under PPAs.  At September 30, 2016, there were 23 GenKey sites associated with PPAs, as compared to 11 at September 30, 2015.

Revenue from PPAs for the three months ended September 30, 2016 increased $2.3 million or 149.5%, to $3.9 million from $1.5 million for the three months ended September 30, 2015.  The increase is due to the increased numbers of GenKey sites where the Company has deployed these types of arrangements.

Revenue from PPAs for the nine months ended September 30, 2016 increased $6.0 million or 167.4%, to $9.6 million from $3.6 million for the nine months ended September 30, 2015.  The increase is due to the increased numbers of GenKey sites where the Company has deployed these types of arrangements.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen, which is then sold to its customers.  At September 30, 2016, there were 35 sites associated with fuel contracts, as compared to 15 at September 30, 2015.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Revenue associated with fuel delivered to customers for the three months ended September 30, 2016 increased $1.4 million or 88.4%, to $2.9 million from $1.5 million for the three months ended September 30, 2015.  The increase in revenue is due to the increase in sites taking fuel deliveries at September 30, 2016, compared to September 30, 2015.

Revenue associated with fuel delivered to customers for the nine months ended September 30, 2016 increased $4.2 million or 126.9%, to $7.6 million from $3.3 million for the nine months ended September 30, 2015.  The increase in revenue is due to the increase in sites taking fuel deliveries at September 30, 2016, compared to September 30, 2015.

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

Other revenue for the three months ended September 30, 2016 increased $366 thousand to $376 thousand from $10 thousand for the three months ended September 30, 2015.  During the three months ended September 30, 2016, the Company recorded $125 thousand associated with a customer stack development program.  This program did not exist in the third quarter of 2015.  The remainder of the increase is associated with activities in current research and development contracts.

Other revenue for the nine months ended September 30, 2016 increased $466 thousand, or 148.9%, to $779 thousand from $313 thousand for the nine months ended September 30, 2015.  During the nine months ended September 30, 2016, the Company recorded revenue of $375 thousand associated with a customer stack development program.  This program did not exist in the first nine months of 2015.  The remainder of the increase is associated with activities in current research and development contracts.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2016 decreased 81.0%, or $18.0 million, compared to the three months ended September 30, 2015, generally consistent with the change in revenue.  Gross margin generated from sales of fuel cell systems and related infrastructure was 25.0%

for the three months ended September 30, 2016, up from 10.1% for the three months ended September 30, 2015, due to pricing mix and product design cost down programs.

Cost of revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2016 decreased 61.6%, or $25.9 million, compared to the nine months ended September 30, 2015, generally consistent with the change in revenue.  Gross margin generated from sales of fuel cell systems and related infrastructure was 19.1% for the nine months ended September 30, 2016, up from 13.2% for the nine months ended September 30, 2015, due to product design cost down programs and manufacturing process improvements.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts.  At September 30, 2016, there were 9,138 fuel cell units and 27 hydrogen installations under extended maintenance contracts, an increase of 21.2% and 68.8% from 7,541 and 16 at September 30, 2015, respectively.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2016 decreased 18.7%, or $1.0 million, compared to the three months ended September 30, 2015.  This decrease is due to favorable recoveries with certain suppliers for parts that failed to meet specifications, offset by increases in spare part costs, labor and overhead, as a direct result of a growing installed base of GenDrive units, and the number of customers that have GenCare and GenFuel service contracts.  Gross margin improved to 5.9% for the three months ended September 30, 2016 from (55.0%) for the three months ended September 30, 2015 due to improved model design driving down parts costs, better leverage of fixed costs and absorption of $2.2 million in net losses on loss contracts against the accrual for loss contracts related to service.  During the fourth quarter of 2015, the Company recognized a $10.1 million provision for loss contracts related to service.  This provision represented expected losses on extended maintenance contracts that had projected costs over the remaining life of the contracts which exceeded contractual revenues.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2016 increased 3.5%, or $0.5 million, compared to the nine months ended September 30, 2015.  These increases are a direct result of a growing installed base of GenDrive units, and the number of customers that have GenCare and GenFuel service contracts, offset by recoveries with suppliers, as described above.  Gross margin improved to (5.2)% for the nine months ended September 30, 2016 from (72.3%) for the nine months ended September 30, 2015 due to improved model design driving down parts costs, better leverage of fixed costs and absorption of $5.7 million in net losses on loss contracts against the accrual for loss contracts related to service.

Cost of revenue—provision for loss contracts related to service.  In the fourth quarter of 2015, the Company recognized a $10.1 million provision for loss contracts related to service. This provision represents extended maintenance contracts that have projected costs over the remaining life of the contracts that exceed contractual revenues.  During the nine months ended September 30, 2016, the Company renegotiated one of its service contracts and replaced 96 of the older fuel cell systems in service at that particular customer.  As a result, the projected costs over the remaining life of the amended contract were estimated to be reduced as compared to the previous estimate, resulting in a lower necessary accrual.  The change in estimate was recorded as gain within cost of revenue where the original charge was recorded.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for leased equipment and service used to fulfill the PPAs.  Leased units are primarily associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.  At September 30, 2016, there were 23 GenKey sites associated with PPAs, as compared to 11 at September 30, 2015.

Cost of revenue from PPAs for the three months ended September 30, 2016 increased $3.0 million, or 215.0%, to $4.5 million from $1.4 million for the three months ended September 30, 2015.  The increase was a result of the increase in the number of customer sites party to these agreements.  Gross margin declined to (15.7%) for the three months ended September 30, 2016 from 8.3% for the three months ended September 30, 2015, due primarily to changes in financing pricing, depreciation of capitalized leased asset costs related to sites constructed in 2016 associated with capital leases, as well as costs to maintain them.

Cost of revenue from PPAs for the nine months ended September 30, 2016 increased $7.9 million, or 253.5%, to $11.0 million from $3.1 million for the nine months ended September 30, 2015.  The increase was a result of the increase in the number of customer sites party to these agreements.  Gross margin declined to (13.9%) for the nine months ended September 30, 2016 from 13.9% for the nine months ended September 30, 2015, due primarily to changes in financing pricing, depreciation of capitalized leased asset costs related to sites constructed in 2016 associated with capital leases, as well as costs to maintain them.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen and separately sells to its customers upon delivery.  At September 30, 2016, there were 35 sites associated with fuel contracts, as compared to 15 at September 30, 2015.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Cost of revenue from fuel delivered to customers for the three months ended September 30, 2016 increased $1.5 million, or 71.3%, to $3.7 million from $2.1 million for the three months ended September 30, 2015.  The increase is due primarily to higher volume of liquid hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements.  Gross margin improved to (26.5)% during the three months ended September 30, 2016 from (39.1)% during the three months ended September 30, 2015, due primarily to a settlement of a claim with a gas supplier, and improved efficiencies in fuel usage.

Cost of revenue from fuel delivered to customers for the nine months ended September 30, 2016 increased $5.2 million, or 126.4%, to $9.3 million from $4.1 million for the nine months ended September 30, 2015.  The increase is due primarily to higher volume of liquid hydrogen delivered to customer sites, as a result of an increase in the number of hydrogen installations completed under GenKey agreements.  Gross margin was consistent at (23.0)% during the nine months ended September 30, 2016 compared to (23.3)% during the nine months ended September 30, 2015, due to improved efficiencies in fuel usage.

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

Cost of other revenue for the three months ended September 30, 2016 increased $303 thousand to $313 thousand from $10 thousand for the three months ended September 30, 2015.  The increase is associated with activities in current research and development contracts.  Gross margin was 16.8% during the three months ended September 30, 2016, due to revenues of $125 thousand related to a customer stack development program that was at a high margin.

Cost of other revenue for the nine months ended September 30, 2016 increased $484 thousand, or 130.5%, to $855 thousand from $371 thousand for the nine months ended September 30, 2015.  The increase is associated with activities in current research and development contracts.  Gross margin was (9.8)% during the nine months ended September 30, 2016, due to the nature of the cost sharing arrangements of research and development contracts, offset by revenues of $375 thousand related to a customer stack development program that was at a high margin.

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

Research and development expense for the three months ended September 30, 2016 increased $0.9 million, or 21.1% to $5.0 million, from $4.1 million for the three months ended September 30, 2015.  This increase was primarily related to an increase in personnel related expenses, focused on refinement of hydrogen infrastructure design, multiple product cost-down programs and prototyping for stack performance enhancement.

Research and development expense for the nine months ended September 30, 2016 increased $4.6 million, or 43.8% to $15.0 million, from $10.5 million for the three months ended September 30, 2015.  This increase was primarily related to an increase in personnel related expenses, focused on refinement of hydrogen infrastructure design, multiple product cost-down programs and prototyping for stack performance enhancement.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2016 increased $0.4 million, or 5.3%, to $8.6 million from $8.2 million for the three months ended September 30, 2015.  The increase was primarily due to an increase in employee head count, partially offset by reductions in amortization of intangible assets due to certain assets becoming fully amortized in the prior year.

Selling, general and administrative expenses for the nine months ended September 30, 2016 increased $1.5 million, or 6.4%, to $25.5 million from $24.0 million for the nine months ended September 30, 2015.  The increase was primarily due to an increase in stock-based compensation resulting from increases in compensation and employee head count, partially offset by reductions in amortization of intangible assets.

Interest and other expense, net. Interest and other expense, net consists of interest and other expenses related to interest on our short-term borrowing, long-term debt, obligations under capital lease and our finance obligations, as well as foreign currency exchange gain (loss), offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, note receivable, and other income.  The short-term borrowing originated in March 2016, which was converted to project financing in June 2016.  The long-term debt originated during the three months ended June 30, 2016 and the increase in finance obligations occurred during the latter half of 2015 and throughout 2016

Net interest and other expense for the three months ended September 30, 2016, increased $2.1 million as compared to the three months ended September 30, 2015.  The increase is attributed to interest on the various financing structures described above, offset by interest and other income which remained relatively insignificant for the three months ended September 30, 2016 and September 30, 2015.

Interest and other expense for the nine months ended September 30, 2016, increased $3.7 million as compared to the nine months ended September 30, 2015.  The increase is attributed to interest on the various financing structures described above, offset by interest and other income which remained relatively insignificant for the nine months ended September 30, 2016 and September 30, 2015.

Change in fair value of common stock warrant liability. The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three months ended September 30, 2016 resulted in a decrease in the associated warrant liability of $2.0 million as compared to a decrease of $2.2 million for the three months ended September 30, 2015.  These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

The change in fair value of common stock warrant liability for the nine months ended September 30, 2016 resulted in a decrease in the associated warrant liability of $4.7 million as compared to a decrease of $4.6 million for the nine months ended September 30, 2015.  These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Income taxes. The deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

During the nine months ended September 30, 2016, the Company released its liability for unrecognized tax benefits of $392 thousand, as the related statute of limitations has expired.  No other tax expense or benefit was recognized in the three months ended September 30, 2016 or 2015, or the nine months ended September 30, 2015.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased to customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customers’ hydrogen infrastructure as well as delivery of the hydrogen fuel,  continued development and expansion of our products, payments of lease obligations under sale/leaseback financings, and the repayment or refinancing of our long-term debt. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining positive gross margins; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers, including financing arrangements to repay or refinance our long-term debt, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

 We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $38.4 million for the nine months ended September 30, 2016 and $55.8 million, $88.6 million and $62.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

During the nine months ended September 30, 2016, cash used in operating activities was $29.7 million, consisting primarily of a net loss attributable to the Company of $38.3 million, offset by the impact of noncash charges/gains of $4.8 million and net inflows from fluctuations in working capital and other assets and liabilities of $3.8 million. The changes in working capital primarily were related to collections of accounts receivable and managing of accounts payable offset by an investment in inventory procured to meet our backlog requirements, as well as increases in prepaid expenses and consumption against the accrual for loss contracts related to service. As of September 30, 2016, we had cash and cash equivalents of $42.5 million and net working capital of $50.4 million. By comparison, at December 31, 2015, we had cash and cash equivalents of $64.0 million and net working capital of $88.5 million. Additionally, a portion of the cash and cash equivalents on hand at September 30, 2016, is required to be maintained at all times under a covenant requirement associated with the Company’s secured term loan facility that requires a minimum unencumbered cash and cash equivalents balance equal to or greater than 75% of the outstanding principal balance plus accounts payable aged more than 150 days.

Net cash used in investing activities for the nine months ended September 30, 2016 included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property of $45.1 million.  Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively.  Net cash provided by financing activities for the nine months ended September 30, 2016 primarily resulted from increases in finance obligations and borrowings against a long-term secured term loan facility, as described below.

During 2014 and 2015, the Company signed sale/leaseback agreements with Manufacturers and Traders Trust Company (M&T Bank or the Bank) to facilitate the Company’s commercial transactions with key customers. The Company then sold certain fuel cell systems and hydrogen infrastructure to the Bank, and leased the equipment back from the Bank to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  In connection with these operating leases, the Bank requires the Company to maintain cash balances in restricted accounts securing its lease obligations to the Bank.  Cash added to these restricted accounts was $14.2 million during 2015. (No additional cash was added during the three and nine months ended September 30, 2016, other than interest earned on restricted cash balances.)  Cash received from customers under the PPAs is used to make lease payments to the Bank.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. At September 30, 2016, the Company had seven PPA deployments related to these sale/leaseback agreements.  At September 30, 2016, the total remaining lease payments to the Bank under these agreements were $22.3 million which has been fully secured with restricted cash and pledged service escrows.

The master lease agreement with the Bank required the Company to maintain a minimum of $40.0 million of unrestricted cash.  The Company’s remaining contractual lease payments to the Bank are fully secured through a combination of restricted cash, unrestricted cash and pledges on funds escrowed for future service by the Company.  The covenant is maintained in association with the residual exposure of the Bank, which stems from tax benefits taken by the Bank that could be recaptured should the underlying assets not be deployed for five years.  This residual exposure at September 30, 2016 amounted to approximately $12.0 million, and the exposure decreases with the passage of time.  In the event that the Company’s unrestricted cash balance fell below the minimum threshold, the Bank is entitled to cure the failure by transferring additional restricted cash to secure the outstanding residual tax exposure of the Bank at that time.  Subsequent to September 30, 2016, the Company elected to pledge additional cash collateral of approximately $12.0 million to eliminate the minimum cash requirement.

In addition to the financing activities described above, we have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings, long-term debt and project financing, as described below.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources that are currently being evaluated, will provide sufficient liquidity to fund operations for at least the next twelve months. There is no guarantee that such funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

On March 2, 2016, the Company entered into a Loan Agreement with Generate Lending, LLC.  The Loan Agreement, among other things, provided for a $30 million secured term loan facility (the Short-Term Loan Facility).  Advances under the Short-Term Loan Facility bore interest at the rate of 12.0% per annum. The term of the Loan Agreement was one year, ending March 2, 2017.  Pursuant to the Loan Agreement, $25.0 million of the Short-Term Loan Facility was drawn upon closing.

On June 27, 2016, the Short-Term Loan Facility was converted to long-term project financing from the same lender.  That financing was associated with as a series of capital leases, the obligation of which is now presented as part of finance obligations on the accompanying unaudited interim consolidated balance sheet.

In June 2016, Plug Power Inc. and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules) pursuant to which Hercules made available to the Company a secured term loan facility in the amount of up to $40.0 million (the Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million under the Loan and Security Agreement on the date of closing, and incurred transaction costs of $1.1 million.  The Company may borrow an additional $5.0 million under the Loan and Security Agreement between October 12, 2016 and December 12, 2016 subject to the Company satisfying certain conditions which have not yet been met.  The Company may also borrow an additional $10.0 million under the Loan and Security Agreement after June 27, 2016 and until June 27, 2017 subject to satisfying certain other conditions which have not yet been met.

Advances under the Term Loan Facility bear interest at the rate of 10.45% per annum, subject to compliance with financial covenants and other conditions.  The Loan and Security Agreement includes covenants, limitations, and events of default customary for similar facilities.   The term of the Loan and Security Agreement is three years, ending June 27, 2019 (the Maturity Date).

Interest is payable on a monthly basis and the entire then outstanding principal balance of the Term Loan Facility, together with all accrued and unpaid interest, is due and payable on the Maturity Date.  On the earliest to occur of the Maturity Date, the date on which the obligations under the Loan and Security Agreement are paid and the date on which such obligations become due and payable, the Company is also required to pay the Lender an end of term charge of 8.25%, based on the total amount of the Term Loan Facility.

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

The Loan and Security Agreement contains customary covenants for arrangements of this type and other covenants agreed to by the parties, including, among others, (i) the provision of annual and quarterly financial statements, management rights and insurance policies and (ii) restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales.  The Company was in compliance with all such covenants at September 30, 2016.  The Loan and Security Agreement also provides for customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults.

Several key indicators of liquidity are summarized in the following table (in thousands):

	Nine months	Year
	ended or at	ended or at
	September 30, 2016	December 31, 2015
Cash and cash equivalents at end of period	$42,486	$63,961
Restricted cash at end of period	45,927	47,835
Working capital at end of period	50,436	88,524
Net loss attributable to common shareholders	38,354	55,795
Net cash used in operating activities	29,669	47,274
Purchases of property, plant and equipment and leased property	45,138	3,520
Net cash provided by (used in) financing activities	53,360	(32,923)

Operating Leases

As of September 30, 2016, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash as summarized below.  These leases expire over the next six years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2016 are (in thousands):

	As Lessor	As Lessee
Remainder of 2016	$4,186	$3,077
2017	16,743	12,350
2018	16,743	12,125
2019	16,743	10,936
2020	15,587	9,802
Thereafter	14,153	6,105
Total future minimum lease payments	$84,155	$54,395

Finance Obligations

During the nine months ended September 30, 2016, the Company entered into sale/leaseback transactions, which were accounted for as capital leases and reported as part of finance obligations on the Company’s consolidated balance sheet.  The outstanding balance of these finance obligations at September 30, 2016 was $30.0 million.  The fair value of the finance obligation approximates the carrying value as of September 30, 2016.

Future minimum lease payments under non-cancelable capital leases (with initial or remaining lease terms in excess of one year) as of September 30, 2016 are (in thousands):

	Total	Imputed	Net Present
	Payments	Interest	Value
Remainder of 2016	$1,765	$1,198	$567
2017	16,313	4,201	12,112
2018	10,665	2,060	8,605
2019	3,436	1,431	2,005
2020	3,436	1,080	2,356
Thereafter	5,125	819	4,306
Total future minimum lease payments	$40,740	$10,789	$29,951

During the year ended December 31, 2015, the Company received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at September 30, 2016 and December 31, 2015 is $13.4 million and $15.1 million, respectively.  The amount is amortized using the effective interest method.  The fair value of this finance obligation approximates the carrying value as of September 30, 2016.

The Company has a capital lease associated with its property in Latham, New York.  Liabilities relating to this agreement of $2.4 million and $2.5 million have been recorded as a finance obligation, in the accompanying unaudited interim consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.  The fair value of this finance obligation approximates the carrying value as of September 30, 2016.

Restricted Cash

The Company has entered into sale/leaseback agreements associated with its products and services.  To secure the Company’s obligations under these agreements, at September 30, 2016, cash of $44.9 million was restricted and pledged as security and will be released over the lease term.  Included in the $44.9 million are security deposits backing letters of credit, which in turn support certain sale/leaseback agreements, as disclosed in the Operating Leases section above.  Subsequent to September 30, 2016, the Company elected to pledge additional cash collateral of approximately $12.0 million to eliminate the minimum cash requirement.

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

Recent Accounting Pronouncements

In October 2016, an accounting update was issued to simplify how an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory.  Two common examples of assets included in the scope of this update are intellectual property and property, plant, and equipment.  This accounting update is effective for the annual periods beginning after December 15, 2017 and interim periods within those years.  The Company is evaluating the impact this update will have on the consolidated financial statements.

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

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (2)

3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power. (3)

3.5	Third Amended and Restated By-laws of Plug Power Inc. (4)

3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (5).

3.7	Certificate of Designations of Series C Redeemable Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock (6)

31.1 and 31.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS*	XBRL Instance Document (7)
101.SCH*	XBRL Taxonomy Extension Schema Document (7)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (7)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (7)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (7)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (7)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.

(2)	Incorporated by reference to the Company’s current Report on Form 8-K filed May 19, 2011.

(3)	Incorporated by reference to the Company’s current Report on Form 8-K filed July 25, 2014.

(4)	Incorporated by reference to the Company’s current Report on Form 8-K filed November 2, 2009.

(5)	Incorporated by reference to the Company’s current Report on Form 8-K filed June 24, 2009.

(6)	Incorporated by reference to the Company’s current Report on Form 8-K filed May 20, 2013.

(7)	Filed herewith.

*     Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Interim Consolidated Balance Sheets at September 30, 2016 and

December 31, 2015; (ii) Interim Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015; (iii) Interim Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2016 and 2015; (iv) Interim Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2016; (v) Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015; and (vi) related notes, tagged as blocks of text.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 8, 2016	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2016	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)