Form 10-K
period 2016-12-31
PLUG POWER INC
filed 2017-03-10
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from             to

Commission file number: 1-34392

Plug Power Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3672377
(State or Other Jurisdiction	(I.R.S. Identification
of Incorporation or Organization)	Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,“ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2016 was $332,655,420.

As of March 10, 2017, 191,185,084 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward‑Looking Statements

The following discussion should be read in conjunction with our accompanying Consolidated Financial Statements and Notes thereto included within this Annual Report on Form 10‑K. In addition to historical information, this Annual Report on Form 10‑K and the following discussion contain statements that are not historical facts and are considered forward‑looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward‑looking statements contain projections of our future results of operations or of our financial position or state other forward‑looking information. In some cases you can identify these statements by forward‑looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward‑looking statements. Investors are cautioned not to unduly rely on forward‑looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability; the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large‑scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue, in whole or in part; the risk that a loss of one or more of our major customers could result in a material adverse effect on our financial condition; the risk that a sale of a significant number of shares of stock could depress the market price of our common stock; the risk of potential losses related to any product liability claims or contract disputes; the risk of loss related to an inability to maintain an effective system of internal controls; our ability to attract and maintain key personnel; the risks related to the use of flammable fuels in our products; the risk that pending orders may not convert to purchase orders, in whole or in part; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers; the ability to achieve the forecasted gross margin on the sale of our products; the cost and availability of fuel and fueling infrastructures for our products; the risk of elimination of government subsidies and economic incentives for alternative energy products; market acceptance of our products and services, including GenDrive units; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully market, distribute and service our products and services internationally; our ability to improve system reliability for our products; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; the risks associated with potential future acquisitions; the volatility of our stock price; and other risks and uncertainties discussed under Item IA—Risk Factors. Readers should not place undue reliance on our forward‑looking statements. These forward‑looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward‑looking statements after the date of this Annual Report on Form 10‑K.

Item 1.  Business

Background

Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen fuel cell systems used primarily for the material handling and stationary power market.

We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as liquid petroleum gas, or LPG, natural gas, propane, methanol, ethanol, gasoline or biofuels. Plug Power develops complete hydrogen delivery, storage and refueling solutions for customer locations. Hydrogen can also be obtained from the electrolysis of water, or produced on-

site at consumer locations through a process known as reformation.  Currently, the Company predominantly obtains hydrogen by purchasing it from fuel suppliers for resale to customers.

We provide and continue to develop commercially viable hydrogen and fuel cell product solutions to replace lead‑acid batteries in material handling vehicles and industrial trucks for some of the world’s largest distribution and manufacturing businesses. We are focusing our efforts on industrial mobility applications (forklifts and electric industrial vehicles) at multi‑shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products prove valuable with telecommunications, transportation and utility customers as a robust, reliable and sustainable power solution. Our current products and services include:

GenDrive: GenDrive is our hydrogen fueled PEM fuel cell system providing power to material handling vehicles;

GenFuel:  GenFuel is our hydrogen fueling delivery system;

GenCare: GenCare is our ongoing maintenance program for GenDrive fuel cells, GenSure products and GenFuel products;

GenSure:  GenSure (formerly ReliOn) is our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors;

GenKey: GenKey is our turn-key solution combining either GenDrive or GenSure with GenFuel and GenCare, offering complete simplicity to customers transitioning to fuel cell power;

ProGen:  ProGen is our fuel cell engine technology, under development for use in mobility and stationary fuel cell systems;

GenFund: GenFund is a collaboration with leasing organizations to provide cost efficient and seamless financing solutions to customers.

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

Our business strategy leverages our unique fuel cell application and integration knowledge to identify early adopter markets for which we can design and develop innovative systems and customer solutions that provide superior value, ease‑of‑use and environmental design.

Our primary marketing strategy is to focus our resources on the material handling market. Through established customer relationships, Plug Power has proven itself as a trusted partner with a reliable fuel cell solution.  We have made significant progress in penetrating the material handling market, supported through the deployment of over 14,000 GenDrive units into commercial applications. We believe we have developed reliable products which allow the end customers to eliminate incumbent power sources from their operations, and realize their sustainability objectives through clean energy alternatives. In addition, we have deployed our GenKey hydrogen and fuel cell solution to multiple customer sites.

Our operating strategy also includes the following objectives: decrease product and service costs, expand system reliability, improve service and post‑sales support experience.

Our longer‑term objectives are to deliver economic, social, and environmental benefits in terms of reliable, clean, cost‑effective fuel cell solutions and, ultimately, productivity.

We believe continued investment in research and development is critical to the development and enhancement of innovative products, technologies and services. In addition to evolving our direct hydrogen fueled systems, we continue to capitalize on our investment and expertise in power electronics, controls, and software design.

We continue to develop and monitor future fuel cell solutions that align with our evolving product roadmap. By leveraging our current GenDrive architecture, Plug Power is evaluating adjacent markets such as ProGen electric vehicles, ground support equipment (GSE) and fuel cell vehicles.

Business Organization

We manage our business as a single operating segment, emphasizing shared learning across end‑user applications and common supplier/vendor relationships.

Products and Services

We provide and continue to develop commercially viable hydrogen and fuel cell product solutions to replace lead‑acid batteries in material handling vehicles and industrial trucks for some of the world’s largest distribution and manufacturing businesses. We are focusing our efforts on industrial mobility applications (forklifts and electric industrial vehicles) at multi‑shift high volume manufacturing and high throughput distribution sites, as well as on-road vehicles, such as delivery vans, where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products prove valuable with telecommunications, transportation and utility customers as a robust, reliable and sustainable power solution. Our current products and services include:

GenKey:  GenKey is our turn‑key solution offering complete simplicity to customers transitioning their material handling vehicles to fuel cell power. GenKey provides a “one‑stop shopping” option for our customers, combining GenDrive next‑generation fuel cells with our GenFuel and GenCare products, described more fully below. Our GenKey offering allows us to handle power, fueling, and service for our customers, which in turn allows the customers to focus on their business and productivity. Financing options are available to GenKey customers via our GenFund platform.

GenDrive:  GenDrive is a hydrogen fueled PEM fuel cell system providing power to material handling vehicles. Income is generated from both the sale of GenDrive systems and the providing of power generating equipment via a Power Purchase Agreement (PPA).

GenFuel:  GenFuel is our hydrogen fueling delivery system, designed to allow customers to easily refuel our GenDrive units. We also sell fuel delivered to customers sourced from industrial gas suppliers.

GenCare:  GenCare is our ongoing maintenance program for GenDrive fuel cells, GenSure products and GenFuel products. GenCare includes advanced system monitoring, preventive maintenance, periodic system enhancements, parts inventory logs, and rapid‑response onsite service by trained GenCare technicians.

GenSure:  GenSure is our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid‑support power requirements of the telecommunications, transportation, and utility sectors.

ProGen:   ProGen is our fuel cell engine technology, under development for use in mobility and stationary fuel cell systems.  ProGen units will be used in mobility applications such as logistics vehicles, delivery vans, ground support equipment, range extenders and electric passenger vehicles.

GenFund:  GenFund represents a collaboration between Plug Power and recognized asset leasing organizations to provide cost efficient and seamless financing solutions to customers.

To promote fuel cell adoption and maintain post‑sale customer satisfaction, we offer a range of service and support options through extended maintenance contracts. Additionally, customers may waive our service option, and choose to service their systems independently. A high percentage of fuel cells sold in recent years were bundled with maintenance contracts. As a result, only 2% of fuel cells deployed are still under standard warranty that is not a part of an extended maintenance contract.

Markets/Geography & Order Status

The Company’s products and services predominantly serve the North American and European material handling market, and primarily support large to mid-sized fleet, multi‑shift operations in high‑volume manufacturing and high‑throughput distribution centers. Based on recent market experience, it appears there may be some seasonality to sales stemming from varied customer appropriation cycles; however, these market factors will continue to evolve and the Company’s insight to these trends will improve with continued commercial success and time.

Orders for the Company’s products and services in 2016 approximated $280.0 million compared to total orders in 2015 of $205.3 million. The Company’s backlog for products and services as of December 31, 2016 was approximately $382.5 million, compared to the Company’s backlog as of December 31, 2015 of approximately $235.6 million. The Company’s backlog at any given time is comprised of products, hydrogen installations, maintenance services, and hydrogen fuel deliveries. The specific elements of the backlog will vary in terms of timing of delivery and can vary between 90 days to 10 years, with products and hydrogen installations being delivered near term and maintenance services and hydrogen fuel deliveries being delivered over a longer period of time. Historically, shipments made against these product orders generally occur between ninety days and twenty‑four months from the date of acceptance of the order.

For the year ended December 31, 2016, the only customer exceeding 10% of total consolidated revenues was Walmart, which accounted for 34.1% of our total consolidated revenues. A loss or decline in business with this customer could have an adverse impact on our business, financial condition and results of operations.

We assemble our products at our manufacturing facilities in Latham, New York and Spokane, Washington, and provide our services and installations at customer locations. Currently, the supply and manufacture of varied critical components used in our products and services are performed by sole‑sourced third‑party vendors in the U.S., Canada and China.

Distribution, Marketing and Strategic Relationships

We have developed strategic relationships with well‑established companies in key areas including distribution, service, marketing, supply, technology development and product development. We sell our products worldwide, with a primary focus on North America, through our direct product sales force, original equipment manufacturers, or OEMs, and their dealer networks. Additionally, we operate in Europe under the name HyPulsion, to develop and sell hydrogen fuel cell systems for the European material handling market.

Competition

We are confronted by aggressive competition in all areas of our business. The markets we address for motive power are characterized by the presence of well‑established battery and combustion generator products. Over the past several years, there has been price competition in these markets. In addition to overall pricing, the principal competitive factors in the markets in which we operate include product features, including size and weight, relative price and performance, product quality and reliability, design innovation, marketing and distribution capability, service and support and corporate reputation.

In the material handling market, we believe our GenDrive products have an advantage over lead‑acid batteries for customers who run high‑throughput distribution centers and manufacturing locations with multi‑shift operations by offering increased productivity with lower operational costs. However, we expect competition in this space to intensify as competitors attempt to imitate our approach with their own offerings. These competitors may have greater resources than we currently have.

Intellectual Property

We believe that neither we nor our competitors can achieve a significant proprietary position on the basic technologies currently used in PEM fuel cell systems. However, we believe the design and integration of our system and system components, as well as some of the low‑cost manufacturing processes that we have developed, are intellectual property that can be protected. Our intellectual property portfolio covers among other things: fuel cell components that reduce manufacturing part count; fuel cell system designs that lend themselves to mass manufacturing; improvements to fuel cell system efficiency, reliability and system life; and control strategies, such as added safety protections and operation under extreme conditions. In general, our employees are party to agreements providing that all inventions, whether patented or not, made or conceived while being our employee, which are related to or result from work or research that we perform, will remain our sole and exclusive property.

We have a total of 146 issued patents currently active with the USPTO. At the close of 2016, we had five U.S. patent applications pending. Additionally, we have 21 trademarks registered with the USPTO and one trademark application pending.

Government Regulation

Our products and their installations are subject to oversight and regulation at the state and local level in accordance with state and local statutes and ordinances relating to, among others, building codes, fire codes, public safety, electrical and gas pipeline connections and hydrogen siting. The level of regulation may depend, in part, upon where a system is located.

In addition, product safety standards have been established by the American National Standards Institute, or ANSI, covering the overall fuel cell system. The class 1, 2 and 3 GenDrive products are designed with the intent of meeting the requirements of UL 2267 “Fuel Cell Power Systems for Installation in Industrial Electric Trucks” and NFPA 505 “Fire Safety Standard for Powered Industrial Trucks”. The hydrogen tanks used in these systems have been either certified to ANSI/CSA NGV2‑2007 “Compressed Natural Gas Vehicle Fuel Containers” or ISO/TS 15869 “Gaseous hydrogen and hydrogen blends—Land vehicle fuel tanks”. We will continue to design our GenDrive products to meet ANSI and/or other standards in 2017. We certified several models of Class 1, 2 and 3 GenDrive products to the requirements of the CE mark with guidance from a European certified body. The hydrogen tanks used in these systems are certified to the Pressure Equipment Directive by a European certified body.

The GenFuel hydrogen storage and dispensing products are designed with the intent of meeting the requirements of NFPA 2 “Hydrogen Technologies Code”.

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

We may expand the range of our product offerings and intellectual property through licensing and/or acquisition of third‑party business and technology. Our research and development expense totaled $21.2 million, $14.9 million, and $6.5 million during the years ended December 31, 2016, 2015 and 2014, respectively. We also had cost of research and development contract revenue of $0.9 million, $0.5 million and $3.2 million during the years ended December 31, 2016, 2015 and 2014, respectively. These expenses represent the cost of research and development programs that are partially funded under cost reimbursement research and development arrangements with third parties and are reported within other cost of revenue on the consolidated statements of operations.

Employees

As of December 31, 2016, we had 486 employees, including 44 temporary employees. We consider our relationship with our employees to be positive.

Financial Information About Geographic Areas

Please refer to our Geographic Information included in our Consolidated Financial Statements and notes thereto included in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10‑K.

Available Information

Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge, other than an investor’s own internet access charges, on the Company’s website with an internet address of www.plugpower.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the Securities and Exchange Commission (SEC). The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10‑K. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at  1‑800‑SEC‑0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

Item 1A.  Risk Factors

The following risk factors should be considered carefully in addition to the other information in this Annual Report on Form 10‑K. The occurrence of any of the following material risks could harm our business and future results of operations and could result in the trading price of our common stock declining and a partial or complete loss of your investment. These risks are not the only ones that we face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations and trading price of our common stock. Except as mentioned under “Quantitative and Qualitative Disclosure About Market Risk” and except for the historical information contained herein, the discussion contained in this Annual Report on Form 10‑K contains “forward‑looking statements,” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Please refer to the section entitled “Forward‑Looking Statements.”

Our products and services face intense competition and we may be unable to compete successfully.

The markets for energy products are intensely competitive. Some of our competitors in the motive power sector (predominantly incumbent technologies) are much larger than we are and may have the manufacturing, marketing and sales capabilities to complete research, development and commercialization of profitable, commercially viable products more quickly and effectively than we can. There are many companies engaged in all areas of traditional and alternative energy generation in the United States, Canada and abroad, including, among others, major electric, oil, chemical, natural gas, battery, generator and specialized electronics firms, as well as universities, research institutions and foreign government‑sponsored companies. These firms are engaged in forms of power generation such as advanced battery technologies, generator sets, fast charged technologies and other types of fuel cell technologies. Technological advances in alternative energy products, battery systems or other fuel cell technologies may make our products less attractive or render them obsolete.

We depend on a concentration of anchor customers for the majority of our revenues and the loss of any one or more of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We sell most of our products to a range of customers that include a few anchor customers, and while we are continually seeking to expand our customer base, we expect this will continue for the next several years.  For example, for the years ended December 31, 2016 and 2015, 34.1% and 56.7%, respectively, of total consolidated revenues were associated primarily with Walmart.  For the year ended December 31, 2014, 37.2% of total consolidated revenues were associated primarily with Walmart and Volkswagen, representing 24.1% and 13.1% of total consolidated revenues, respectively. Any decline in business with significant customers could have an adverse impact on our business, financial condition and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers. Any fluctuations in demand from such customers or other customers may negatively impact our business, financial condition and results of operations. If we are unable to broaden our customer base and expand relationships with potential customers, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues, business, financial condition, results of operations and cash flows. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including: a slowdown or delay in a customer’s deployment of our products could significantly reduce demand for our products; reductions in a single customer’s forecasts and demand could result in excess inventories; the current or future economic conditions could negatively affect one or more of our major customers and cause them to significantly reduce operations, or file for bankruptcy; consolidation of customers can reduce demand as well as increase pricing pressure on our products due to increased purchasing leverage; each of our customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules; and concentration of accounts receivable credit risk, which could have a material adverse effect on our business, financial condition, results of operations and cash flows if one of our major customers declared bankruptcy or delayed payment of their receivables.

The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives could reduce demand for our products, lead to a reduction in our revenues, and adversely impact our operating results.

We believe that the near‑term growth of alternative energy technologies is affected by the availability and size of government and economic incentives. Many of these government incentives expire, phase out over time, may exhaust the allocated funding, or require renewal by the applicable authority. In addition, these incentive programs could be reduced or discontinued for other reasons. For example, while renewal discussions are ongoing, the investment tax credit under the U.S. tax code expired on December 31, 2016. The reduction, elimination, or expiration of the investment tax credit or other government subsidies and economic incentives, or the failure to renew such tax credit, governmental subsidies, or economic incentives, may result in the diminished economic competitiveness of our products to our customers and could materially and adversely affect the growth of alternative energy technologies, including our products, as well as our future operating results and liquidity.

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

In addition, commodity prices and supply levels affect our costs. For example, platinum is a key material in our PEM fuel cells. Platinum is a scarce natural resource and we are dependent upon a sufficient supply of this commodity. Any shortages could adversely affect our ability to produce commercially viable fuel cell systems and significantly raise our cost of producing our fuel cell systems. While we do not anticipate significant near‑ or long‑term shortages in the supply of platinum, a shortage could adversely affect our ability to produce commercially viable PEM fuel cells or raise our cost of producing such products.

We have incurred losses, anticipate continuing to incur losses and might never achieve or maintain profitability.

We have not achieved operating profitability in any quarter since our formation and we will continue to incur net losses until we can produce sufficient revenue to cover our costs. Our net losses attributable to the Company were approximately $57.5 million in 2016, $55.7 million in 2015, $88.5 million in 2014, $62.7 million in 2013 and $31.9 million in 2012. As of December 31, 2016, we had an accumulated deficit of $1.1 billion. We anticipate that we will continue to incur losses until we can produce and sell our products on a large‑scale and cost‑effective basis. We cannot guarantee when we will operate profitably, if ever. In order to achieve profitability, management must successfully execute our planned path to profitability in the early adoption markets on which we are focused. The hydrogen infrastructure that is needed to support our growth readiness and cost efficiency must be available and cost efficient. We must continue to shorten the cycles in our product roadmap with respect to improvement in product reliability and performance that our customers expect. We must execute on successful introduction of our products into the market. We must accurately evaluate our markets for, and react to, competitive threats in both other technologies (such as advanced batteries) and our technology field. Finally, we must continue to lower our products’ build costs and lifetime service costs. If we are unable to successfully take these steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We may require additional capital funding and such capital may not be available to us.

We have experienced recurring operating losses and as of December 31, 2016, we had an accumulated deficit of approximately $1.1 billion. On December 31, 2016, we had cash and cash equivalents of $46.0 million, restricted cash of $54.6 million and net working capital of $44.4 million. This compares to $64.0 million, $47.8 million and $88.5 million, respectively, on December 31, 2015. Restricted cash becomes available to us as we perform in accordance with the related leasing agreements.

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased to customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customers’ hydrogen infrastructure as well as delivery of the hydrogen fuel,  continued expansion of our markets, such as Europe and China, continued development and expansion of our products, such as Pro Gen, payment of lease obligations under sale/leaseback financings, and the repayment or refinancing of our long-term debt. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining and expanding positive gross margins across all product lines; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers, including financing arrangements to repay or refinance our long-term debt, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

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

Customers representing most of our revenue lease, rather than purchase, our products. These lease arrangements require us to finance the purchase of such products, either ourselves or through third‑party financing sources. For example, approximately $53.6 million of our cash is currently restricted to support such leasing arrangements, which prevents us from using such cash for other purposes. To date, we have been successful in obtaining or providing the necessary financing arrangements. There is no certainty, however, that we will be able to continue to obtain or provide adequate financing for these arrangements on acceptable terms, or at all, in the future. Failure to obtain or provide such financing may result in the loss of material customers and product sales, which could have a material adverse effect on our business, financial condition and results of operations. Further, if we are required to continue to pledge or restrict substantial amounts of our cash to support these financing arrangements, such cash will not be available to us for other purposes, which may have a material adverse effect on our liquidity and financial position.

Unless we lower our product costs and improve reliability, our product sales could be adversely affected.

The actual cost of our product solutions is often higher than many established competing technologies. The primary current value proposition for our customers stems from productivity gains in using our solutions. Longer term, given evolving market dynamics and changes in alternative energy tax credits, if we are unable to successfully develop future products that are competitive with competing technologies in terms of price, reliability and longevity, customers may not buy our products. The profitability of our products depends largely on material and manufacturing costs and the market price of hydrogen. We cannot guarantee that we will be able to lower these costs to the levels to assure market acceptance in conjunction with other critical customer criteria in performance and reliability.

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

Some of the orders we accept from customers require certain conditions or contingencies to be satisfied, or may be cancelled, prior to shipment or prior to commissioning or installation, some of which are outside of our control. Historically, shipments made against these orders have generally occurred between ninety days and twenty‑four months from the date of acceptance of the order. Orders for the Company’s products and services in 2016 approximated $280.0 million compared to total orders in 2015 of $205.3 million. The Company’s backlog for products and services as of December 31, 2016 was approximately $382.5 million, compared to the Company’s backlog as of December 31, 2015 of approximately $235.6 million. The time periods from receipt of an order to shipment date and installation vary widely and are determined by a number of factors, including the terms of the customer contract and the customer’s deployment plan. There may also be product redesign or modification requirements that must be satisfied prior to shipment of units under certain of our agreements. If the redesigns or modifications are not completed, some or all of our orders may not ship or convert to revenue. We also have publicly discussed anticipated, pending orders with prospective customers; however, those prospective customers may require certain conditions or contingencies to be satisfied prior to issuing a purchase order to us, some of which are outside of our control. Such conditions or contingencies that may be required to be satisfied before we receive a purchase order may include, but are not limited to, successful product demonstrations or field trials. Converting orders into revenue is also dependent upon our customers’ ability to obtain financing. Some conditions or contingencies that are out of our control may include, but are not limited to, government tax policy, government funding programs, and government incentive programs. Additionally, some conditions and contingencies may extend for several years. We may have to compensate customers, by either reimbursement, forfeiting portions of associated revenue, or other methods depending on the terms of the customer contract, based on the failure on any of these conditions or contingencies. While not probable, this could have an adverse impact on our revenue and cash flow.

We may be unable to establish or maintain relationships with third parties for certain aspects of continued product development, manufacturing, distribution and servicing and the supply of key components for our products.

We may need to maintain and may need to enter into additional strategic relationships in order to complete our current product development and commercialization plans. We may also require partners to assist in the sale, servicing and supply of components for our current products and anticipated products, which are in development. If we are unable to identify, enter into, and maintain satisfactory agreements with potential partners, including those relating to the supply, distribution, service and support of our current products and anticipated products, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of needed partners, which could adversely affect our future prospects for development and commercialization of future products. In addition, any arrangement with a strategic partner may require us to issue a significant amount of equity securities to the partner, provide the partner with representation on our board of directors and/or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then current stockholders. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our products, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business prospects, results of operations and financial condition could be harmed if we fail to secure relationships with entities that can develop or supply the required components for our products and provide the required distribution and servicing support. Additionally, the agreements governing our current relationships allow for termination by our partners under certain circumstances, some of which are beyond our control. If any of our current strategic partners were to terminate any of its agreements with us, there could be a material adverse impact on the continued development and profitable commercialization of our products and the operation of our business, financial condition, results of operations and prospects.

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

Other than our current products, which we believe to be commercially viable at this time, we do not know when or whether we will successfully complete research and development of other commercially viable products that could be critical to our future. If we are unable to develop additional commercially viable products, we may not be able to generate sufficient revenue to become profitable. The profitable commercialization of our products depends on our ability to reduce the costs of our components and subsystems, and we cannot assure you that we will be able to sufficiently reduce these costs. In addition, the profitable commercialization of our products requires achievement and verification of their overall reliability, efficiency and safety targets, and we cannot assure you that we will be able to develop, acquire or license the technology necessary to achieve these targets. We must complete additional research and development to fill our product portfolios and deliver enhanced functionality and reliability in order to manufacture additional commercially viable products in commercial quantities. In addition, while we are conducting tests to predict the overall life of our products, we may not have run our products over their projected useful life prior to large‑scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, resulting in possible warranty claims and commercial failures.

Certain component quality issues have resulted in adjustments to our warranty reserves and the accrual for loss contracts, which negatively impacted our results, and unanticipated future product reliability and quality issues could impair our ability to service long‑term warranty and maintenance contracts profitably.

Quality issues have arisen with respect to certain components in certain products that are currently being used at customer sites. The product and service revenue contracts we entered into generally represent either extended maintenance contracts or include a one‑to‑two‑year product warranty to customers from date of installation. Currently 78% of our fuel cells deployed are under extended maintenance or under PPAs and only 2% of our fuel cells deployed are still under standard warranty. We have had to retrofit units subject to component quality issues with replacement components that will improve the reliability of our products for our customers. We recorded a provision for loss contracts related to service in the fourth quarter of 2015 for $10.1 million. If any unanticipated additional quality issues or warranty claims arise, additional material charges may be incurred in the future. We continue to work with our vendors on these component issues to recover charges taken and improve quality and reliability of components to prevent a reoccurrence of the isolated quality issues we have experienced. Quality issues also could cause profitable maintenance contracts to become unprofitable. When applicable, we are required to recognize such losses once identified. We will continue to evaluate our contracts for potential adjustments to our accruals in the future.

In addition, from time to time the Company experiences other unexpected design or product performance issues. The Company makes significant investment in the continued improvement of our products and maintains appropriate warranty reserves for known and unexpected issues; however, unknown malfunctions or design defects could result in unexpected material liabilities and could adversely affect our business, financial condition, results of operation, cash flows and prospects. In addition, a well‑publicized actual or perceived problem could adversely affect the market’s perception of our products resulting in a decline in demand for our products and could divert the attention of our management, which may materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. In 2016, the sales price of our common stock fluctuated from a high of $2.28 per share to a low of $1.18 per share. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities’ analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders, including one or more of our strategic partners, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Such market price volatility could adversely affect our ability to raise additional capital. In addition, we may be subject to additional securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

We have begun to market, distribute, sell and service our product offerings internationally. We have limited experience operating internationally, including developing and manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign sub‑distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates. Also, to the extent our operations and assets are located in foreign countries, they are potentially subject to nationalization actions over which we will have no control.

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

From time to time, we may be subject to contract disputes or litigation. In connection with any disputes or litigation in which we are involved, we may be forced to incur costs and expenses in connection with defending ourselves or in connection with the payment of any settlement or judgment or compliance with any injunctions in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day‑to‑day operations of our business, which could adversely affect our business, financial condition, results of operations and cash flows. In addition, an unfavorable outcome in any such litigation could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes‑Oxley Act of 2002. In addition, Section 404 under the Sarbanes‑Oxley Act of 2002 requires that we assess the design and operating effectiveness of our controls over financial reporting. We are currently required to have our auditors attest to the effectiveness of our internal control over financial reporting. Our compliance with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls. Inferior internal controls increase the possibility of errors and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

Our products are subject to certain federal, local, and non‑U.S. laws and regulations, including, for example, state and local ordinances relating to building codes, public safety, electrical and gas pipeline connections, hydrogen transportation and siting and related matters. See “Business—Government Regulations” for additional information. Further, as products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our ability to manufacture, distribute, install and service our products. Any regulation of our products, whether at the federal, state, local or foreign level, including any regulations relating to the production, operation, installation, and servicing of our products may increase our costs and the price of our products.

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

Our fuel cell systems use hydrogen gas in catalytic reactions. While our products do not use this fuel in a combustion process, hydrogen gas is a flammable fuel that could leak and combust if ignited by another source. Further, while we are not aware of any significant accidents involving our products, any such accidents involving our products or other products using similar flammable fuels could materially suppress demand for, or heighten regulatory scrutiny of, our products.

The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing, marketing and sale of fuel cell products, including products fueled by hydrogen, a flammable gas. Any liability for damages resulting from malfunctions or design defects could be substantial and could materially adversely affect our business, financial condition, results of operations and prospects. In addition, a well‑publicized actual or perceived problem could adversely affect the market’s perception of our products resulting in a decline in demand for our products and could divert the attention of our management, which may materially and adversely affect our business, financial condition, results of operations and prospects.

We may not be able to protect important intellectual property and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

PEM fuel cell technology was first developed in the 1950s, and fuel processing technology has been practiced on a large scale in the petrochemical industry for decades. Accordingly, we do not believe that we can establish a significant proprietary position in the fundamental component technologies in these areas. However, our ability to compete effectively will depend, in part, on our ability to protect our proprietary system‑level technologies, systems designs and manufacturing processes. We rely on patents, trademarks, and other policies and procedures related to confidentiality to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application. Moreover, we do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to obtain and enforce. In addition, we do not know whether the U.S. Patent & Trademark Office will grant federal registrations based on our pending trademark applications. Even if federal registrations are granted to us, our trademark rights may be challenged. It is also possible that our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. We could incur substantial costs in prosecuting or defending trademark infringement suits.

Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non‑infringing intellectual property.

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

Item 1B.  Unresolved Staff Comments

There are no unresolved comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our year ended December 31, 2016.

Item 2.  Properties

Our principal offices are located in Latham, New York. We lease a 140,000 square foot facility that includes our general office building, our manufacturing facility, and our research and development center. In addition, we lease a 29,200 square foot facility in Spokane, Washington that includes an office building and a manufacturing facility, and in 2016, we began leasing service centers in Dayton, Ohio and Romeoville, Illinois. See Note 17, Commitments and Contingencies of the Consolidated Financial Statements, Part II, Item 8 of this Form 10‑K for further discussion of the leases. We believe that our facilities are sufficient to accommodate our anticipated production volumes for at least the next two years.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  Our common stock is traded on the NASDAQ Capital Market under the symbol “PLUG.” As of March 6, 2017, there were approximately 613 record holders of our common stock. However, management believes that a significant number of shares are held by brokers under a “nominee name” and that the number of beneficial shareholders of our common stock exceeds 91,188. The following table sets forth the high and low sale price per share of our common stock as reported by the NASDAQ Capital Market for the periods indicated:

	Sales prices
	High	Low
2016
1st Quarter	$2.25	$1.30
2nd Quarter	$2.28	$1.60
3rd Quarter	$1.95	$1.34
4th Quarter	$1.76	$1.18
2015
1st Quarter	$3.38	$2.42
2nd Quarter	$2.85	$2.32
3rd Quarter	$2.85	$1.56
4th Quarter	$2.98	$1.76

Dividend Policy.  We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.

Five‑Year Performance Graph.  Below is a line graph comparing the percentage change in the cumulative total return of the Company’s common stock, based on the market price of the Company’s common stock, with the total return of companies included within the NASDAQ Clean Edge Green Energy Index (CELS) and the companies included within the Russell 2000 Index (RUT) for the period commencing December 31, 2011 and ending December 31, 2016. The calculation of the cumulative total return assumes a $100 investment in the Company’s common stock, the NASDAQ Clean Edge Green Energy Index (CELS) and the Russell 2000 Index (RUT)  Index on December 31, 2011 and the reinvestment of all dividends, if any.

Index	2011	2012	2013	2014	2015	2016
Plug Power Inc.	$100.00	$24.51	$75.98	$147.06	$103.43	$58.82
NASDAQ Clean Edge Green Energy Index	$100.00	$98.23	$185.37	$178.62	$165.57	$159.58
Russell 2000 Index	$100.00	$114.63	$157.05	$162.60	$153.31	$183.17

See also Part III Item 12 in this Annual Report on Form 10‑K for additional detail related to security ownership and related stockholder matters, and for additional detail on equity compensation plan matters.

Item 6.  Selected Financial Data

The following tables set forth selected financial data and other operating information of the Company. The selected statement of operations and balance sheet data for 2016, 2015, 2014, 2013, and 2012, as set forth below are derived from the audited Consolidated Financial Statements of the Company. The information is only a summary and you should read it in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Statements Of Operations:
Revenue:
Sales of fuel cell systems and related infrastructure	$39,985	$78,002	$48,306	$18,446	$20,792
Services performed on fuel cell systems and related infrastructure	20,456	14,012	9,909	6,659	3,615
Power Purchase Agreements	13,687	5,718	2,137	—	—
Fuel delivered to customers	10,916	5,075	1,959	—	—
Other	884	481	1,919	1,496	1,701
Total revenue	$85,928	$103,288	$64,230	$26,601	$26,108
Cost of revenue:
Sales of fuel cell systems and related infrastructure	$29,543	$67,703	$43,378	$20,414	$25,354
Services performed on fuel cell systems and related infrastructure	22,649	22,937	19,256	14,929	12,304
Provision for loss contracts related to service	(1,071)	10,050	—	—	—
Power Purchase Agreements	16,132	5,253	1,052	—	—
Fuel delivered to customers	13,864	6,695	2,204	—	—
Other	865	540	3,202	2,506	2,805
Total cost of revenue	$81,982	$113,178	$69,092	$37,849	$40,463
Gross profit (loss)	$3,946	$(9,890)	$(4,862)	$(11,248)	$(14,355)
Research and development expense	21,177	14,948	6,469	3,121	5,434
Selling, general and administrative expenses	34,288	34,164	26,601	14,596	16,883
Other (expense) income, net	(6,360)	3,312	(50,881)	(34,115)	4,810
Loss before income taxes	$(57,879)	$(55,690)	$(88,813)	$(63,080)	$(31,862)
Income tax benefit	392	—	325	410	—
Net loss attributable to the Company	$(57,487)	$(55,690)	$(88,488)	$(62,670)	$(31,862)
Preferred stock dividends declared	(104)	(105)	(156)	(121)	—
Net loss attributable to common shareholders	$(57,591)	$(55,795)	$(88,644)	$(62,791)	$(31,862)
Loss per share, basic and diluted	$(0.32)	$(0.32)	$(0.56)	$(0.82)	$(0.93)
Weighted average number of common shares outstanding	180,619,860	176,067,231	159,228,815	76,436,408	34,376,427
Balance Sheet Data:
(at end of the period)
Unrestricted cash and cash equivalents	$46,014	$63,961	$146,205	$5,027	$9,380
Total assets	240,832	209,456	204,151	35,356	39,460
Noncurrent liabilities	79,637	40,861	19,008	39,983	7,390
Stockholders’ equity (deficit)	85,088	124,736	158,283	(17,872)	15,030
Working capital	44,448	88,524	167,039	11,110	6,901

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained in this Form 10‑K contains “forward‑looking statements,” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Form 10‑K. In evaluating these statements, you should review Part I, Item 1A: Risk Factors and our Consolidated Financial Statements and notes thereto included in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10‑K.

Overview

Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen fuel cell systems used primarily for the material handling and stationary power market.

We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as liquid petroleum gas, or LPG, natural gas, propane, methanol, ethanol, gasoline or biofuels. Plug Power develops complete hydrogen delivery, storage and refueling solutions for customer locations. Hydrogen can also be obtained from the electrolysis of water, or produced on-site at consumer locations through a process known as reformation.  Currently, the Company predominantly obtains hydrogen by purchasing it from fuel suppliers for resale to customers.

We provide and continue to develop commercially viable hydrogen and fuel cell product solutions to replace lead‑acid batteries in material handling vehicles and industrial trucks for some of the world’s largest distribution and manufacturing businesses. We are focusing our efforts on industrial mobility applications (forklifts and electric industrial vehicles) at multi‑shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products prove valuable with telecommunications, transportation and utility customers as a robust, reliable and sustainable power solution. Our current products and services include:

GenDrive: GenDrive is our hydrogen fueled PEM fuel cell system providing power to material handling vehicles;

GenFuel:  GenFuel is our hydrogen fueling delivery system;

GenCare: GenCare is our ongoing maintenance program for GenDrive fuel cells, GenSure products and GenFuel products;

GenSure:  GenSure (formerly ReliOn) is our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors;

GenKey: GenKey is our turn-key solution combining either GenDrive or GenSure with GenFuel and GenCare, offering complete simplicity to customers transitioning to fuel cell power;

ProGen:  ProGen is our fuel cell engine technology, under development for use in mobility and stationary fuel cell systems;

GenFund: GenFund is a collaboration with leasing organizations to provide cost efficient and seamless financing solutions to customers.

We provide our products worldwide through our direct product sales force, and by leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks.

Results of Operations

Revenue, cost of revenue, gross profit/(loss) and gross margin for the years ended December 31, 2016, 2015, and 2014, was as follows (in thousands):

		Cost of	Gross	Gross
	Revenue	Revenue	Profit/(Loss)	Margin
For the year ended December 31, 2016:
Sales of fuel cell systems and related infrastructure	$39,985	$29,543	$10,442	26.1%
Services performed on fuel cell systems and related infrastructure	20,456	22,649	(2,193)	(10.7)%
Power Purchase Agreements	13,687	16,132	(2,445)	(17.9)%
Fuel delivered to customers	10,916	13,864	(2,948)	(27.0)%
Other	884	865	19	2.1%
Provision for loss contracts related to service	—	(1,071)	1,071
Total	$85,928	$81,982	$3,946	4.6%
For the year ended December 31, 2015:
Sales of fuel cell systems and related infrastructure	$78,002	$67,703	$10,299	13.2%
Services performed on fuel cell systems and related infrastructure	14,012	22,937	(8,925)	(63.7)%
Power Purchase Agreements	5,718	5,253	465	8.1%
Fuel delivered to customers	5,075	6,695	(1,620)	(31.9)%
Other	481	540	(59)	(12.3)%
Provision for loss contracts related to service	—	10,050	(10,050)
Total	$103,288	$113,178	$(9,890)	(9.6)%
For the year ended December 31, 2014:
Sales of fuel cell systems and related infrastructure	$48,306	$43,378	$4,928	10.2%
Services performed on fuel cell systems and related infrastructure	9,909	19,256	(9,347)	(94.3)%
Power Purchase Agreements	2,137	1,052	1,085	50.8%
Fuel delivered to customers	1,959	2,204	(245)	(12.5)%
Other	1,919	3,202	(1,283)	(66.9)%
Total	$64,230	$69,092	$(4,862)	(7.6)%

Our primary sources of revenue are from sales of fuel cell systems and related infrastructure, services performed on fuel cell systems and related infrastructure, PPAs, and fuel delivered to customers.  Revenue from sales of fuel cell systems and related infrastructure represents sales of our GenDrive units, GenSure stationary backup power units, as well as hydrogen fueling infrastructure. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.  Revenue from PPAs primarily represents payments received from customers who make monthly payments to access the Company’s GenKey solution.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party.

Revenue – sales of fuel cell systems and related infrastructure. Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2016 decreased $38.0 million or 48.7%, to $40.0 million from $78.0 million for the year ended December 31, 2015. The Company recognized revenue on 1,383 GenDrive units during the year ended December 31, 2016, as compared to 3,634 during the year ended December 31, 2015.  An additional 2,605 units were deployed in 2016 and held as leased property because they were associated with sale/leaseback transactions accounted for as capital leases. Due to the growing PPA installed base, the Company will generate higher levels of revenue under “Power Purchase Agreements” in future periods. GenDrive units shipped in 2016 were predominantly associated with the GenKey solution. Sales were associated with hydrogen installations at seven sites in 2016, compared to 18 sites in 2015. An additional 11 sites were deployed in 2016 and held as leased property.

Revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2015 increased $29.7 million or 61.5%, to $78.0 million from $48.3 million for the year ended December 31, 2014. The most significant factor driving the increase was the Company’s continued refinement of its full turn‑key solution (GenKey). By investing in its sales team, the Company has been able to better penetrate anchor customers and reach new customers in subsectors where it already has a presence (automobile manufacturers, retail distribution, and grocery distribution). There were 3,634 GenDrive units recognized as revenue for the year ended December 31, 2015 as compared to 2,406 during the year ended December 31, 2014. GenDrive units shipped in 2015 were predominantly associated with the GenKey solution. Sales were associated with hydrogen installations at 18 sites in 2015, compared to 11 in 2014. Excluded from revenue is approximately $3.6 million of profit associated with sale/leaseback transactions which has been included within deferred revenue on the consolidated balance sheet at December 31, 2015.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.  At December 31, 2016, there were 8,950 fuel cell units and 30 hydrogen installations under extended maintenance contracts, an increase from 8,655 and 5,163 fuel cell units and 23 and eight hydrogen installations at  December 31, 2015 and 2014, respectively.

Revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2016 increased $6.4 million or 46.0%, to $20.5 million from $14.0 million for the year ended December 31, 2015. The increase in this revenue category is primarily related to the Company’s increase in sales of fuel cell systems and hydrogen installations in recent years, which has had a corresponding impact on the installed base.  The average number of units under extended maintenance contracts in 2016 was 8,933, compared to 6,986 in 2015. This 27.8% increase in average units serviced throughout the year is corresponding with the increase in revenue, as compared to the prior years.  The extent of the revenue increase, as compared to the unit increase, is due to improved customer pricing mix.

Revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2015 increased $4.1 million or 41.4%, to $14.0 million from $9.9 million for the year ended December 31, 2014. The increase in this revenue category is primarily related to the Company’s increase in sales of fuel cell systems and hydrogen installations in recent years, which has had a corresponding impact on the installed base. The average number of units under extended maintenance contracts in 2015 was 6,986, compared to 3,779 in 2014. This 84.9% increase in average units serviced throughout the year is corresponding with the increase in revenue, as compared to the prior years. Revenue did not increase as much as installed base due to the large concentration of units at customer locations. This leverage impacts pricing strategy.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  The equipment and service can be associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can retain the equipment and provide it to customers under PPAs as leased property.  At December 31, 2016, there were 25 GenKey sites associated with PPAs, as compared to 14 at December 31, 2015 and four at December 31, 2014.

Revenue from PPAs for the year ended December 31, 2016 increased $8.0 million or 139.4%, to $13.7 million from $5.7 million for the year ended December 31, 2015. The increase is due to the increased numbers of sites the Company has deployed with these types of arrangements.

Revenue from PPAs for the year ended December 31, 2015 increased $3.6 million or 167.6%, to $5.7 million from $2.1 million for the year ended December 31, 2014. The increase is due to the increased numbers of sites the Company has deployed with these types of arrangements. The PPA sales model was primarily launched in the second half of 2014.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen, which is then sold to its customers.  At December

31, 2016, there were 40 sites associated with fuel contracts, as compared to 22 at December 31, 2015 and seven at December 31, 2014.  The sites generally are the same as those that had purchased hydrogen installations within the GenKey solution.

Revenue associated with fuel delivered to customers for the year ended December 31, 2016 increased $5.8 million or 115.1%, to $10.9 million from $5.1 million for the year ended December 31, 2015. The increase in revenue is due to an increase of 18 additional sites taking fuel deliveries in 2016, compared to 2015.

Revenue associated with fuel delivered to customers for the year ended December 31, 2015 increased $3.1 million or 159.1%, to $5.1 million from $2.0 million for the year ended December 31, 2014. The increase in revenue is due to an increase of 15 additional sites taking fuel deliveries in 2015, compared to 2014. The Company began selling hydrogen to customers during the second half of 2014.

Revenue  –  other.  Other revenue primarily represents cost reimbursement research and development contracts associated with the development of PEM fuel cell technology. We generally share in the cost of these programs with our cost‑sharing percentages ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period. We expect to continue certain research and development contract work that is related to our current product development efforts. Other miscellaneous revenue is recognized from time to time.

Other revenue for the year ended December 31, 2016 increased $0.4 million, or 83.8%, to $0.9 million from $0.5 million for the year ended December 31, 2015. During 2016, the Company recorded $0.4 million as compared to $0.1 million in technology access fees from a customer related to stacks being developed internally. The Company has also been working on a U.S. government-related research and development project as it did in prior years, and had research & development activities related to a European Union related contract.

Other revenue for the year ended December 31, 2015 decreased $1.4 million, or 74.9%, to $0.5 million from $1.9 million for the year ended December 31, 2014. The Company had been working on a U.S. government‑related research and development contract primarily in 2014, which had lower costs (and therefore associated revenues) carry over into 2015. During 2015, the Company also recorded $0.1 million in technology access fees from a customer related to stacks being developed internally.

Cost of revenue – sales of fuel cell systems and related infrastructure.  Cost of revenue from sales of fuel cell systems and related infrastructure includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Cost of revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2016 decreased $38.2 million, or (56.4%), to $29.5 million from $67.7 million for the year ended December 31, 2015. Gross margin generated from sales of fuel cell systems and related infrastructure was 26.1% in 2016 and 13.2% in 2015. Gross margin on GenDrive sales in 2016 was 34.5%, an improvement from 21.3% in 2015. Costs per unit have increased due to product mix, however revenue and gross margin have benefited from the more favorable pricing mix.  Gross margin on hydrogen infrastructure sales in 2016 was 7.5%, an improvement from (4.4%) in 2015 due to project cost downs and more favorable pricing. Gross margin on GenSure revenues improved to 23.8% in 2016, from 5.7% in 2015, due to better leverage of fixed costs incurred at the Spokane facility.

Cost of revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2015 increased $24.3 million, or 56.1%, to $67.7 million from $43.4 million for the year ended December 31, 2014. Gross margin generated from sales of fuel cell systems and related infrastructure was 13.2% in 2015 and 10.2% in 2014. Gross margin on GenDrive sales in 2015 was 21.3%, an improvement from 13.7% in 2014. Total costs have increased due to higher volume, however gross margin has improved from better leverage on the fixed cost base, supply chain and product design cost down programs, as well as manufacturing process improvements. Gross margin on hydrogen infrastructure sales in 2015 was (4.4%), an improvement from (7.3%) in 2014. Approximately $2.5 million of the overall increase in costs is also due to the inclusion of ReliOn for a full year as compared to nine months in 2014, which was the year the Company completed the acquisition. Gross margin on ReliOn revenues were consistent at 5.7% in 2015, compared to 8.3% in 2014.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts.  At December 31, 2016, there were 8,950 fuel cell units and 30 hydrogen installations under extended maintenance contracts, compared to 8,655 and 23 at December 31, 2015 and 5,163 and eight at December 2014, respectively.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2016 decreased $0.3 million, or (1.3%), to $22.6 million from $22.9 million for the year ended December 31, 2015. The decrease in the cost is attributed to increasing reliability of new units and replacement parts in the field offset by a growing installed base of GenDrive units and serviceable infrastructure sites.  Gross margin improved to (10.7%) in 2016 from (63.7%) in 2015 to also due better reliability of new units and replacement parts. Not impacting gross margin is approximately $8.2 million of parts, labor and overhead costs that was absorbed by the accrual for loss contracts related to service.

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

Cost of revenue—provision for loss contracts related to service.  During 2015, the Company recognized a $10.1 million provision for loss contracts related to service. This provision represents extended maintenance contracts that have projected costs over the remaining life of the contracts that exceed contractual revenues.  During the year ended December 31, 2016, the Company renegotiated one of its service contracts and replaced 96 of the older fuel cell systems in service at that particular customer.  As a result, the projected costs over the remaining life of the amended contract were estimated to be reduced as compared to the previous estimate, resulting in a lower necessary accrual.  The change in estimate was recorded as a gain within cost of revenue where the original charge was recorded.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for leased equipment and service used to fulfill the PPAs, and depreciation of leased property.  Leased units are primarily associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.  At December 31, 2016, there were 25 GenKey sites associated with PPAs, as compared to 14 at December 31, 2015 and four at December 31, 2014.

Cost of revenue from PPAs for the year ended December 31, 2016 increased $10.9 million, or 207.1%, to $16.1 million from $5.3 million for the year ended December 31, 2015. The increase was a result of the increase in the number of customer sites covered by these agreements. Gross margin declined to (17.9)% in 2016 from 8.1% in 2015, due primarily to changes in financing pricing, depreciation of capitalized leased asset costs related to sites constructed in 2016 associated with capital leases, as well as costs to maintain them.

Cost of revenue from PPAs for the year ended December 31, 2015 increased $4.2 million, or 399.3%, to $5.3 million from $1.1 million for the year ended December 31, 2014.  The increase was a result of the increase in the number of customer sites in which the Company completed sale/leaseback transactions.  Gross margin declined to 8.1% in 2015 from 50.8% in 2014, due to changes in financing pricing, as well as decreases in the timing difference between when systems were deployed at customer sites (beginning of the revenue stream) and when agreements with financial institutions were reached (beginning expense recognition of lease payments).  We began entering into PPAs in the second half of 2014.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen and separately sells to its customers upon delivery.  At December 31, 2016, there were 40 sites associated with fuel contracts, as compared to 22 at December 31, 2015 and seven at

December 31, 2014.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Cost of revenue from fuel delivered to customers for the year ended December 31, 2016 increased $7.2 million, or 107.1%, to $13.9 million from $6.7 million for the year ended December 31, 2015. The increase is due to higher cost of fuel per kilogram in 2016, as compared to 2015, and a greater volume delivered to customer sites, as a result of an increase in the number of hydrogen installations completed under GenKey agreements. Gross margin improved to (27.0%) in 2016 from (31.9%) in 2015, due primarily to a settlement of a claim with a gas supplier, and improved efficiencies in fuel usage.

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

Cost of other revenue for the year ended December 31, 2016 increased $0.3 million, or 60.2%, to $0.9 million from $0.5 million for the year ended December 31, 2015. The Company has been working on a U.S. government‑related research and development project, as it did in prior years, and had research & development activities in a European Union related contract.

Cost of other revenue for the year ended December 31, 2015 decreased $2.7 million, or 83.1%, to $0.5 million from $3.2 million for the year ended December 31, 2014. The Company had been working on a U.S. government‑related research and development contract primarily in 2014, which was close to completion and had less activity in 2015.

Research and development expense. Research and development expense includes: materials to build development and prototype units, cash and non-cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to consultants for services provided, fuel, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities.

Research and development expense for the year ended December 31, 2016 increased $6.2 million, or 41.7%, to $21.2 million from $14.9 million for the year ended December 31, 2015. This increase was primarily related to an increase in personnel related expenses from higher headcount, focused on refinement of hydrogen infrastructure design, multiple product cost-down programs and prototyping for stack performance enhancement.  Additional increases are due to higher levels of fuel and materials consumed on hydrogen  infrastructure development.

Research and development expense for the year ended December 31, 2015 increased $8.5 million, or 131.1%, to $14.9 million from $6.5 million for the year ended December 31, 2014. This increase was primarily related to an increase in personnel related expenses, materials and fuel consumed on refinement of hydrogen infrastructure design, and $0.4 million of incremental costs due to the impact of research and development associated with ReliOn for an entire year. The increases in personnel and materials were a result of increased efforts on multiple product cost‑down programs and prototyping for stack performance enhancement.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the year ended December 31, 2016, was $34.3 million, consistent with $34.2 million for the year ended December 31, 2015. There was a $1.4 million increase in stock-based compensation expense, impacted by the increases in the fair value of stock options granted in recent years and rising headcount, offset by approximately a $2.4 million decrease in performance-based bonuses.

Selling, general and administrative expenses for the year ended December 31, 2015 increased $7.6 million, or 28.4%, to $34.2 million from $26.6 million for the year ended December 31, 2014. Approximately $7.8 million of this increase was primarily related to an increase in personnel related expenses (for example salary, benefits, travel and stock‑based compensation) resulting from continued investment in professional staff to support the additional growth in the business. The stock‑based compensation expense component of the increase is also impacted by increases in the fair value of stock options granted in recent years. The overall increase also can be attributed to $1.2 million of HyPulsion acquisition and European startup costs (compared to zero in 2014). Offsetting these increases is a decrease in amortization of intangible assets of $1.4 million in 2015 compared to 2014 due primarily to certain intangible assets becoming fully amortized.

Interest and other expense (income), net. Interest and other expense, net consists of interest and other expenses related to interest on our short-term borrowing, long-term debt, obligations under capital lease and our finance obligations, as well as foreign currency exchange gain (loss), offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, note receivable, and other income.  The short-term borrowing originated on March 2, 2016, when the Company entered into a loan agreement with Generate Lending LLC., which was converted to project financing in June 2016.  The long-term debt originated on June 27, 2016, when the Company entered into a loan and security agreement with Hercules Capital, Inc.  On December 22, 2016, the Company, prepaid (in full) its obligations under this agreement.  On December 23, 2016, the Company entered into a loan and security agreement with NY Green Bank.

Net interest and other expense, net for the year ended December 31, 2016, increased $10.4 million as compared to the year ended December 31, 2015.  The increase is primarily attributed to $5.0 million in accelerated interest, early termination fees, and accelerated amortization of debt issuance costs related to the Hercules Capital, Inc. loan and security agreement, $3.6 million of interest on the Hercules Capital, Inc. loan and security agreement, and $2.1 million of interest expense related to the Generate Lending LLC loan agreement, offset by interest and other income which remained relatively insignificant for the year ended December 31, 2016, as compared to December 31, 2015.

Net interest and other expense (income), net for the year ended December 31, 2015, changed $1.7 million as compared to the year ended December 31, 2014.  The change is attributed to interest on the various financing structures described above, offset by interest and other income which decreased to $157 thousand for the year ended December 31, 2015 from $752 thousand for the year ended December 31, 2014. This decrease is primarily related to the settlement of a license arrangement at ReliOn in 2014, which did not repeat in 2015, as well as a decrease in the overall interest‑bearing cash balances at the Company in 2015, as compared to 2014.

Change in fair value of common stock warrant liability. The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the year ended December 31, 2016 resulted in a decrease (gain) in the associated warrant liability of $4.3 million, as compared to a decrease (gain) of $3.7 million for the year ended December 31, 2015, and an increase (loss) of $52.3 million for the year ended December 31, 2014. These variances from year to year are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black‑Scholes valuation model. Also, as a result of additional public offerings, the exercise price of previously issued warrants was reduced due to anti-dilution provisions that had been in place, resulting in a $1.6 million increase in the common stock warrant liability.

Income taxes.  The deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

During the year ended December 31, 2016, the Company released its liability for unrecognized tax benefits of $392 thousand, as the related statute of limitations has expired.  No other tax expense or benefit was recognized in the years ended December 31, 2016 or 2015. Income tax benefit for the year ended December 31, 2014 was $325 thousand, due to reductions in accrued interest and penalties on uncertain tax positions as a result of expirations of the associated statute of limitations.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased to customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customers’ hydrogen infrastructure as well as delivery of the hydrogen fuel,  continued development and expansion of our products, payment of lease obligations under sale/leaseback financings, and the repayment or refinancing of our long-term debt. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining and expanding positive gross margins across all product lines; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers and to repay or refinance our long-term debt, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $57.6 million, $55.8 million and $88.6 million for the years ended December 31, 2016, 2015, and 2014, respectively, and has an accumulated deficit of $1.1 billion at December 31, 2016.

During the year ended December 31, 2016, cash used in operating activities was $29.6 million, consisting primarily of a net loss attributable to the Company of $57.5 million, offset by the impact of noncash charges/gains of $10.9 million and net inflows from fluctuations in working capital and other assets and liabilities of $16.9 million. The changes in working capital primarily were related to collections of accounts receivable and managing of accounts payable, offset by consumption against the accrual for loss contracts related to service. As of December 31, 2016, we had cash and cash equivalents of $46.0 million and net working capital of $44.4 million. By comparison, at December 31, 2015, we had cash and cash equivalents of $64.0 million and net working capital of $88.5 million.

Net cash used in investing activities for the year ended December 31, 2016, totaled $58.1 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively.

During the year ended December 31, 2016, we generated $69.9 million in cash flows from financing activities, primarily comprised of increases in finance obligations, borrowings against short and long-term loan agreements and proceeds from the issuance of common and preferred stock and warrants, offset by an increase in restricted cash and payments on short-term borrowing and long-term debt.

Prior to 2016, the Company signed sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company had sold certain fuel cell systems and hydrogen infrastructure to the financial institutions, and leased the equipment back to support certain customer locations and to fulfill its varied PPAs.  In connection with these operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s lease obligations. Cash received from customers under the PPAs is used to make lease payments.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements was $53.6 million which has been fully secured with restricted cash and pledged service escrows.

The master lease agreement with one of the financial institutions required the Company to maintain a minimum balance of  unrestricted cash. This requirement was removed in October 2016, when the Company elected to pledge additional cash collateral of $12.0 million.  The Company’s remaining contractual lease payments to this financial institution are fully secured through a combination of restricted cash and pledges on funds escrowed for future service by the Company.

During the year ended December 31, 2016, cash flows from financing activities included short-term borrowings and long-term debt, which are described more fully below.  On March 2, 2016, the Company entered into a loan agreement with Generate Lending, LLC., pursuant to which $25.0 million was borrowed upon closing and issuance costs of $1.3 million were incurred. On June 27, 2016, this borrowing was converted to long-term project financing from the same lender. On June 27, 2016, the Company borrowed $25.0 million under a loan agreement with Hercules Capital Inc., and incurred related issuance costs of $1.4 million. On December 22, 2016 the Company repaid the loan in full.  On December 23, 2016, the Company, entered into a loan and security agreement with NY Green Bank, borrowing $25.0 million under a loan agreement on the date of closing and issuance costs of $1.2 million were incurred.

During 2016, we received gross proceeds of $30.0 million from underwritten public offerings of our common stock and preferred stock as well as warrants to purchase additional shares of common stock.  Net proceeds after underwriting discounts and commissions and other fees and expenses were $27.5 million. During 2014, we received gross proceeds of $176.7 million from three underwritten public offerings.  Net proceeds after underwriting discounts and commissions and other fees and expenses were $165.7 million. In addition, during 2014, we received $18.3 million from the exercise of previously issued common stock warrants.

We have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings and long-term debt and project financing, as described below.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity offerings, will provide sufficient liquidity to fund operations for at least one year after the date that the financial statements are issued. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

Several key indicators of liquidity are summarized in the following table (in thousands):

	2016	2015	2014
Cash and cash equivalents at end of period	$46,014	$63,961	$146,205
Restricted cash at end of period	54,622	47,835	500
Working capital at end of period	44,448	88,524	167,039
Net loss attributable to common shareholders	57,591	55,795	88,644
Net cash used in operating activities	29,636	47,274	40,780
Purchases of property, plant and equipment and leased property	58,075	3,520	1,413
Net cash provided by (used in) financing activities	69,885	(32,923)	182,923

NY Green Bank Loan

On December 23, 2016, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a loan and security agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority, (NY Green Bank), pursuant to which NY Green Bank made available to the Company a secured term loan facility in the amount of $25.0 million (Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million upon closing and incurred costs of $1.2 million.  At December 31, 2016, the outstanding principal balance under the Term Loan Facility was $25.0 million.

Advances under the Term Loan Facility bear interest at a rate equal to the sum of (i) the LIBOR rate for the applicable interest period, plus (ii) the credit default swap index coupon for the applicable interest period, plus (iii) 6.00% per annum. The interest rate at December 31, 2016 was approximately 11.3%.  The term of the loan is three years, with a maturity date of December 23, 2019.  Estimated principal payments will approximately be $3.0 million, $8.4 million, $13.6 million during the years ended December 31, 2017, 2018, and 2019, respectively.  These payments will be funded by restricted cash released.

Interest and a varying portion of the principal amount is payable on a quarterly basis and the entire then outstanding principal balance of the Term Loan Facility, together with all accrued and unpaid interest, is due and payable on the maturity date.  On the maturity date, the Company may also be required to pay additional fees of up to $1.0 million if the Company is unable to meet certain goals related to the deployment of fuel cell systems in the State of New York and increasing the Company’s number of full-time employees in the State of New York.

The Term Loan Facility is secured by substantially all of the Company’s and the guarantor subsidiaries’ assets, including, among other assets, all intellectual property, all securities in domestic subsidiaries and 65% of the securities in foreign subsidiaries, subject to certain exceptions and exclusions.

The Term Loan Facility contains covenants, including, among others, (i) the provision of annual and quarterly financial statements, management rights and insurance policies and (ii) restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales.  The Term  Loan Facility also provides for events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults at the discretion of the lender.

The Term Loan Facility provides that if there is an event of default due to the Company’s insolvency or if the Company fails to perform, in any material respect, the servicing requirements for fuel cell systems under certain customer agreements, which failure would entitle the customer to terminate such customer agreement, replace the Company or withhold the payment of any material amount to the Company under such customer agreement, then the NY Green Bank has the right to cause a wholly owned subsidiary of the Company to replace the Company in performing the maintenance services under such customer agreement.

Hercules Capital, Inc. Loan

On June 27, 2016, Plug Power Inc. and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a loan and security agreement with Hercules Capital, Inc. (Hercules) pursuant to which Hercules agreed to make available to the Company a secured term loan facility in the amount of up to $40.0 million (the Hercules Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million on the date of closing and incurred transaction costs of $1.4 million.

On December 22, 2016, the Company prepaid in full its obligations under the Hercules Loan and Security Agreement and the Hercules Term Loan Facility was terminated.  The Company used the net proceeds of preferred and common stock public offerings, together with existing cash, to repay the principal amount outstanding under the Hercules Term Loan Facility of $25.0 million and pay the interest, fees and expenses related to such repayment of $4.0 million. In addition, the Company recorded accelerated amortization of debt issuance costs of $1.1 million.  The interest, fees, expenses and amortization has been included within interest and other (expense) income, net on the consolidated statements of operations.

Issuance of Redeemable Preferred Stock, Common Stock, and Warrants

In December 2016, the Company completed an offering of an aggregate of 10,400,000 shares of common stock, and warrants to purchase 3,120,000 shares of common stock.  The net proceeds to the Company were approximately $11.9 million, after deducting underwriting discounts and commissions and expenses payable by the Company. Each full warrant entitles the holder thereof to purchase one share of common stock at an exercise price equal to $1.50 per share. The warrants will be exercisable during the period commencing on the six-month anniversary of the date of original issuance and ending on June 21, 2022.

In December 2016, the Company completed an offering of an aggregate of 18,500 shares of the Company’s Series D Redeemable Preferred Stock, par value $0.01 per share and warrants to purchase 7,381,500 shares of common stock.  The net proceeds to the Company were approximately $15.6 million, after deducting underwriting discounts and commissions and estimated expenses payable by the Company.  The terms and conditions of the warrants issued pursuant to the preferred share offering are identical to the warrants issued pursuant to the common share offering.  The Company is required to redeem the Series D Redeemable Preferred Stock in ten monthly installments in the amount of $1.9 million each from January 2017 through October 2017.

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

Based on studies of the changes in ownership of the Company, it has been determined that IRC Section 382 ownership changes have occurred which significantly reduces that amount of pre‑change net operating losses that can be used in future years to $13.5 million. In addition, net operating losses of $92.8 million incurred after the most recent ownership change are not subject to IRC Section 382 and are available for use in future years. Accordingly, the Company’s deferred tax assets include $106.3 million of net operating loss carryforwards. The net operating loss carryforwards available at December 31, 2016, if unused will expire at various dates from 2017 through 2036.

The ownership changes also resulted in net unrealized built in losses per IRS Notice 2003‑65 which should result in recognized built in losses during the five year recognition period. These recognized built in losses will translate into unfavorable book to tax add backs in the Company’s 2017 to 2018 U.S. corporate income tax returns of approximately $7.6 million that resulted in a gross deferred tax liability of $2.9 million at December 31, 2016. This gross deferred tax liability offsets existing gross deferred tax assets effectively reducing the valuation allowance. This has no impact on the Company’s current financial position, results of operations, or cash flows because of the full valuation allowance.

Contractual Obligations

Contractual obligations as of December 31, 2016, under agreements with non‑cancelable terms are as follows (in thousands):

	Total	<1 year	1 - 3 Years	3 - 5 Years	> 5 Years
Operating lease obligations(A)	$51,507	$12,350	$23,061	$15,337	$759
Purchase obligations(B)	10,884	7,852	3,016	16	—
Finance obligations(C)	44,554	14,787	15,920	10,620	3,227
Long-term debt(D)	23,793	2,964	20,829	—	—
	$130,738	$37,953	$62,826	$25,973	$3,986

(A)

The Company has several non‑cancelable operating leases that generally expire over the next six years, primarily associated with sale/leaseback transactions and are secured with restricted cash. In addition, under a limited number of arrangements, the Company provides its products and services to customers in the form of a PPA that generally have six year terms. The Company accounts for these non‑cancelable sale/leaseback transactions as operating leases in accordance with Accounting Standards Codification (ASC) Subtopic 840‑40, Leases—Sale/Leaseback Transactions. See Note 17, Commitments and Contingencies, of the Consolidated Financial Statements for more detail.

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

(D)

During the year ended December 31, 2016, the Company entered into a long-term debt agreement with NY Green Bank.  Principal and interest payments will be made using the proceeds from the release of restricted cash.

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

The Company purchases hydrogen fuel from suppliers and sells to its customers upon delivery.  Revenue and cost of revenue related to this fuel is recorded as dispensed, and included in the respective “Fuel delivered to customers” lines on the accompanying consolidated statements of operations.

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

Contract accounting is used for research and development contract revenue. The Company generally shares in the cost of these programs with cost sharing percentages ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period and is included within the “other” revenue line on the consolidated statement of operations. All allowable work performed through the end of each calendar quarter is billed, subject to limitations in the respective contracts. We expect to continue research and development contract work that is directly related to our current product development efforts.

Valuation of long‑lived assets:  We assess the potential impairment of long‑lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of long‑lived assets, including identifiable intangible assets, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based upon the provisions of Financial Accounting Standards Board (FASB) ASC No. 350‑35‑30‑14, Intangibles—Goodwill and Other, and FASB ASC No. 360‑10‑35‑15, Impairment or Disposal of Long‑Lived Assets, as appropriate. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Stock‑based Compensation:  We recognize stock‑based compensation expense associated with the vesting of share based instruments in the consolidated statements of operations. Determining the amount of stock‑based compensation to be recorded requires us to develop estimates to be used in calculating the grant‑date fair value of stock options. We calculate the grant‑date fair values using the Black‑Scholes valuation model. The Black‑Scholes model requires us to make estimates of the following assumptions:

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

Risk‑free interest rate—We use the yield on zero‑coupon U.S. Treasury securities having a maturity date that is commensurate with the expected life assumption as the risk‑free interest rate. The amount of stock‑based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We review historical forfeiture data and determine the appropriate forfeiture rate based on that data. We re‑evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will recognize the actual expense over the vesting period only for the shares that vest.

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

The Company used the following assumptions for its common stock warrants issued on December 22, 2016. The risk‑free interest rate for both December 22, 2016 (issuance date) and December 31, 2016 was 1.96%. The volatility of the market price of the Company’s common stock for December 22, 2016  and December 31, 2016 was 103.4%. The expected average term of the warrants used for both December 22, 2016 and December 31, 2016 was 5.5 years.

The Company used the following assumptions for its common stock warrants issued on January 20, 2014. The risk‑free interest rate for January 20, 2014 (issuance date), December 31, 2014, December 31, 2015 and December 31, 2016 was 1.65%, 1.35%, 1.28%, and 1.20% respectively. The volatility of the market price of the Company’s common stock for January 20, 2014, December 31, 2014, December 31, 2015, and December 31, 2016 was 107.6%, 119.2%, 128.4% and 56.36% respectively. The expected average term of the warrants used for January 20, 2014, December 31, 2014,  December 31, 2015, and December 31, 2016 was 5.0 years, 4.0 years, 3.0 years, and 2.0 years respectively.

The Company used the following assumptions for its common stock warrants issued on February 20, 2013. The risk‑free interest rate for December 31, 2014, December 31, 2015, and December 31, 2016 was 1.06%, 0.98% and 0.87%, respectively. The volatility of the market price of the Company’s common stock for December 31, 2014, December 31, 2015, and December 31, 2016 was 126.2%, 111.9% and 49.0%, respectively. The expected average term of the warrants used for December 31, 2014,  December 31, 2015, and December 31, 2016 was 3.1 years, 2.1 years and 1.1 years, respectively.

The Company used the following assumptions for its common stock warrants issued on May 31, 2011. The risk‑free interest rate at December 31, 2014 and December 31, 2015 was 0.21% and .50%, respectively. The volatility of the market price of the Company’s common stock at December 31, 2014 and December 31, 2015 was 136.6% and 79.8%, respectively. The expected average term of the warrants used at December 31, 2014 and December 31, 2015 was 1.4 years and 0.4 years, respectively.

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

Recent Accounting Pronouncements

In January 2017, an accounting update was issued to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This accounting update is effective for years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact this update will have on the consolidated financial statements.

In November 2016, an accounting update was issued to reduce the existing diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. This accounting update is effective for years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact this update will have on the consolidated financial statements.

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

In August 2016, an accounting update was issued to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This accounting update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period.  The Company is evaluating the impact this update will have on the consolidated financial statements.

In March 2016, an accounting update was issued to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This accounting update is effective for annual periods beginning after December 15, 2016, and interim periods within those periods.  The Company does not expect the adoption of this update to have a significant effect on the consolidated financial statements.

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

In August 2014, an accounting update was issued relating to how management assesses conditions and events that could raise substantial doubt about an entity’s ability to continue as a going concern. This accounting update was adopted as of December 31, 2016 and did not have a significant effect on the consolidated financial statements.

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers.  In July 2015, the FASB announced a one year delay in the required adoption date from January

1, 2017 to January 1, 2018.  The Company has established an internal implementation team to oversee the adoption of the new standard.  To date the Company has identified relevant arrangements and performance obligations and is assessing the impact of the new guidance.  Evaluation is ongoing and it is too early to provide an assessment of the impact.  The Company anticipates providing information about the impacts of adoption in the coming quarters. The Company is also evaluating whether to adopt the guidance using the full or modified retrospective basis, and will likely make that determination during the first half of 2017.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

From time to time, we may invest our cash in government, government backed and interest‑bearing investment‑grade securities that we generally hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. We are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

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

Item 8.  Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements included in this report beginning at page F‑1 are incorporated in this Item 8 by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10‑K, the Company’s management conducted an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based upon that evaluation the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

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

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2016 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting as of December 31, 2016 was effective.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which is included in Item 8 of this Annual Report on Form 10‑K and incorporated herein by reference.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a)Directors

Incorporated herein by reference is the information appearing under the captions “Information about our Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

(b)Executive Officers

Incorporated herein by reference is the information appearing under the captions “Information about our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

(c)Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors, employees and consultants of the Company. The Code of Business Conduct and Ethics is intended to comply with Item 406 of Regulation S‑K of the Securities Exchange Act of 1934 and with applicable rules of The NASDAQ Stock Market, Inc. Our Code of Business Conduct and Ethics is posted on our Internet website under the “Investor” page. Our Internet website address is www.plugpower.com. To the extent required or permitted by the rules of the SEC and NASDAQ, we will disclose amendments and waivers relating to our Code of Business Conduct and Ethics in the same place as our website.

Item 11.  Executive Compensation

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the caption “Principal Stockholders” in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table gives information as of December 31, 2016, about the shares of Common Stock that may be issued upon the exercise of options and restricted stock under the Company’s 1999 Stock Option and Incentive Plan, as amended (1999 Stock Option Plan), and the Company’s 2011 Stock Option and Incentive Plan (2011 Stock Option Plan).

Equity Compensation Plan Information

				Number of shares
				remaining for future
	Number of shares to be		Weighted average	issuance under equity
	issued upon exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding shares
	warrants and rights		warrants and rights	reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	13,213,387	(1)	$2.94	997,841	(2)
Equity compensation plans not approved by security holders	1,560,000	(3)	$2.60	—
Total	14,773,387			997,841

(1)

Represents 470,614 outstanding options issued under the 1999 Stock Option Plan, 12,729,440 outstanding options issued under the 2011 Stock option Plan and 13,333 shares of restricted stock issued under the 2011 Stock Option Plan.

(2)	Includes shares available for future issuance under the 2011 Stock Option Plan.

(3)

Included in Equity compensation plans not approved by shareholders are shares granted to new employees for key positions within the Company. No specific shares have been allocated for this purpose, but rather equity awards are approved by the Company’s Board of Directors in specific circumstances.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference is the information appearing under the caption “Principal Stockholders” in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14.  Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Independent Auditors Fees” in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

15(a)(1) Financial Statements

The financial statements and notes are listed in the Index to Consolidated Financial Statements on page F‑1 of this Report.

15(a)(2) Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements on page F‑1 of this Report.

All other schedules not filed herein have been omitted as they are not applicable or the required information or equivalent information has been included in the Consolidated Financial Statements or the notes thereto.

15(a)(3) Exhibits

Exhibits are as set forth in the “List of Exhibits” which immediately precedes the Index to Consolidated Financial Statements on page F‑1 of this Report.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUG POWER INC.

/s/ ANDREW MARSH
By:
Andrew Marsh
President, Chief Executive Officer and Director

Date: March 10, 2017

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Andrew Marsh, Paul B. Middleton and Gerard L. Conway, Jr. such person’s true and lawful attorney‑in‑fact and agent with full power of substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney‑in‑fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney‑in‑fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Date: March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANDREW MARSH	President, Chief Executive Officer and Director	March 10, 2017
Andrew Marsh	(Principal Executive Officer)

/s/ PAUL B. MIDDLETON	Chief Financial Officer	March 10, 2017
Paul B. Middleton	(Principal Financial Officer)

/s/ MARTIN D. HULL	Controller & Chief Accounting Officer	March 10, 2017
Martin D. Hull	(Principal Accounting Officer)

/s/ LARRY G. GARBERDING	Director	March 10, 2017
Larry G. Garberding

/s/ MAUREEN O. HELMER	Director	March 10, 2017
Maureen O. Helmer

/s/ DOUGLAS T. HICKEY	Director	March 10, 2017
Douglas T. Hickey

/s/ GREGORY L. KENAUSIS	Director	March 10, 2017
Gregory L. Kenausis

/s/ GEORGE C. MCNAMEE	Director	March 10, 2017
George C. McNamee

/s/ XAVIER PONTONE	Director	March 10, 2017
Xavier Pontone

/s/ JOHANNES MINHO ROTH	Director	March 10, 2017
Johannes Minho Roth

/s/ GARY K. WILLIS	Director	March 10, 2017
Gary K. Willis

Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.1, 10.5 through 10.9 and 10.13 through 10.19 represent the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10‑K.

Exhibit No.
and Description

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc.(1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc.(1)

3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc.(2)

3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc.(3)

3.5	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock.(4)

3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock.(5)

3.7	Third Amended and Restated By-laws of Plug Power Inc.(6)

3.8	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series D Redeemable Convertible Preferred Stock.(7)

3.9	Certificate of Correction to Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc., dated as of December 21, 2016.(27)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power.(8)

4.2	Shareholder Rights Agreement, dated as of June 23, 2009, between Plug Power Inc. and Registrar and American Stock Transfer & Trust Company, LLC, as Rights Agent.(4)

4.3	Amendment No. 1 To Shareholder Rights Agreement.(9)

4.4	Amendment No. 2 To Shareholder Rights Agreement.(10)

4.5	Amendment No. 3 To Shareholder Rights Agreement.(11)

4.6	Amendment No. 4 To Shareholder Rights Agreement.(12)

4.7	Amendment No. 5 To Shareholder Rights Agreement.(13)
4.8	Amendment No. 6 To Shareholder Rights Agreement.(7)
4.9	Form of Warrant.(14)
4.10	Form of Warrant.(15)
4.11 4.12	Form of Warrant.(5) Form of Warrant.(11)
10.1	Employee Stock Purchase Plan.(8)

10.2	Master Equipment Lease, dated as of June 30, 2014, between the Registrant and Manufacturers and Traders Trust Company.(30)

10.3	Form of Director Indemnification Agreement.(16)

10.4	Form of Director Indemnification Agreement.(17)

10.5	Plug Power Executive Incentive Plan.(18)

10.6	Employment Agreement, dated as of April 7, 2008, by and between Andrew Marsh and Plug Power Inc.(19)

10.7	Executive Employment Agreement, dated as of May 5, 2008, by and between Gerard L. Conway, Jr. and Plug Power Inc.(20)

10.8	Executive Employment Agreement, dated as of October 23. 2013, by and between Keith C. Schmid and Plug Power Inc.(17)

10.9	Executive Employment Agreement, dated as of November 6, 2014, by and between Paul B. Middleton and Plug Power Inc.(21)

10.10	First Amendment to Master Equipment Lease, dated as of December 19, 2014, between the Registrant and Manufacturers and Traders Trust Company.(30)

10.11	License Agreement dated as of February 29, 2012, by and between HyPulsion, S.A.S. and Plug Power Inc.(23)

10.12	2011 Stock Option and Incentive Plan.(22)

10.13	Amendment No. 1 to the Plug Power Inc. 2011 Stock Option and Incentive Plan.(24)

10.14	Amended and Restated 2011 Stock Option and Incentive Plan.(3)

10.15	Form of Incentive Stock Option Agreement.(25)

10.16	Form of Non‑Qualified Stock Option Agreement for Employees.(25)

10.17	Form of Non‑Qualified Stock Option Agreement for Independent Directors.(25)

10.18	Form of Restricted Stock Award Agreement.(26)

10.19	Purchase and Sale Agreement dated as of January 24, 2013, by Plug Power Inc. and 968 Albany Shaker Road Associates, LLC.(26)

10.20	Amendment to Purchase and Sale Agreement dated as of March 13, 2013 by Plug Power Inc. and 968 Albany Shaker Road Associates, LLC.(26)

10.21	Securities Purchase Agreement, dated as of May 8, 2013, by and between Plug Power Inc. and Air Liquide Investissements d’Avenir et de Demonstration.(13)

10.22	Registration Rights Agreement, dated as of May 16, 2013, by and between Plug Power Inc. and Air Liquide Investissements d’Avenir et de Demonstration.(5)

10.23	Second Amendment to Master Equipment Lease, dated as of December 30, 2015, between the Registrant and Manufacturers and Traders Trust Company.(30)
10.24 10.25

Loan and Security Agreement dated as of June 27, 2016 by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and Hercules Capital, Inc.(28)

Loan and Security Agreement dated as of December 23, 2016 by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and NY Green Bank, a Division of the New York State Energy Research & Development Authority.(29)

10.26 10.27 23.1

Waiver and Third Amendment to Master Equipment Lease, dated as of June 7, 2016, between the Registrant and Manufacturers and Traders Trust Company.(30)

Master Lease Agreement, dated as of June 3, 2016, between the Registrant and Generate Capital, Inc.(30)

Consent of KPMG LLP.(27)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.(27)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.(27)

101.INS	XBRL Instance Document.(27)

101.SCH	XBRL Taxonomy Extension Schema Document.(27)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(27)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(27)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(27)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(27)

(1)	Incorporated by reference to the Company’s Form 10‑K for the period ended December 31, 2008, filed with the SEC on March 16, 2009.

(2)	Incorporated by reference to the Company’s current Report on Form 8‑K dated May 19, 2011.

(3)	Incorporated by reference to the Company’s current Report on Form 8‑K dated July 25, 2014.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8‑A dated June 24, 2009.

(5)	Incorporated by reference to the Company’s current Report on Form 8‑K dated May 20, 2013.

(6)	Incorporated by reference to the Company’s current Report on Form 8‑K dated October 28, 2009.

(7)	Incorporated by reference to the Company’s current Report on Form 8-K dated December 21, 2016.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S‑1/A (File Number 333‑86089).

(9)	Incorporated by reference to the Company’s current Report on Form 8‑K dated May 6, 2011.

(10)	Incorporated by reference to the Company’s current Report on Form 8‑K dated March 19, 2012.

(11)	Incorporated by reference to the Company’s current Report on Form 8‑K dated March 26, 2012.

(12)	Incorporated by reference to the Company’s current Report on Form 8‑K dated February 13, 2013.

(13)	Incorporated by reference to the Company’s current Report on Form 8‑K dated May 8, 2013.

(14)	Incorporated by reference to the Company’s current Report on Form 8‑K dated May 24, 2011.

(15)	Incorporated by reference to the Company’s current Report on Form 8‑K dated February 14, 2013.

(16)	Incorporated by reference to the Company’s current Report on Form 8‑K dated June 29, 2006.

(17)	Incorporated by reference to the Company’s current Report on Form 8‑K dated October 29, 2013.

(18)	Incorporated by reference to the Company’s current Report on Form 8‑K dated February 15, 2007.

(19)	Incorporated by reference to the Company’s current Report on Form 8‑K dated April 2, 2008.

(20)	Incorporated by reference to the Company’s Form 10‑Q for the period ended June 30, 2008, filed with the SEC on August 7, 2008.

(21)	Incorporated by reference to the Company’s current Report on Form 8‑K dated November 11, 2014.

(22)	Incorporated by reference to the Company’s current Report on Form 8‑K dated May 12, 2011.

(23)	Incorporated by reference to the Company’s current Report on Form 8‑K dated March 21, 2012.

(24)	Incorporated by reference to the Company’s current Report on Form 8‑K dated May 18, 2012.

(25)	Incorporated by reference to the Company’s Form 10‑Q for the period ended June 30, 2011, filed with the SEC on August 11, 2011.

(26)	Incorporated by reference to the Company’s current Report on Form 8‑K dated April 1, 2013.

(27)	Filed herewith.

(28)	Incorporated by reference to the Company’s current Report on Form 8‑K dated June 30, 2016.

(29)	Incorporated by reference to the Company’s current Report on Form 8-K dated December 23, 2016.

(30)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (File Number 333-214737).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Plug Power Inc.:

We have audited the accompanying consolidated balance sheets of Plug Power Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plug Power Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  KPMG LLP

Albany, New York
March 10, 2017

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2016 and 2015

(In thousands, except share and per share amounts)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$46,014	$63,961
Restricted cash	11,219	4,012
Accounts receivable	11,923	22,650
Inventory	29,940	32,752
Prepaid expenses and other current assets	11,837	7,855
Total current assets	110,933	131,230

Restricted cash	43,403	43,823
Property, plant, and equipment, net	8,246	7,255
Leased property, net	54,060	1,667
Goodwill	8,291	8,478
Intangible assets, net	3,933	4,644
Other assets	11,966	12,359
Total assets	$240,832	$209,456

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,112	$20,455
Accrued expenses	8,519	9,852
Accrual for loss contracts related to service	752	4,100
Deferred revenue	5,736	4,468
Finance obligations	14,787	2,671
Current portion of long-term debt	2,964	—
Other current liabilities	1,615	1,160
Total current liabilities	66,485	42,706
Accrual for loss contracts related to service	—	5,950
Deferred revenue	17,413	13,997
Common stock warrant liability	11,387	5,735
Finance obligations	29,767	14,809
Long-term debt	20,829	—
Other liabilities	241	370
Total liabilities	146,122	83,567
Redeemable preferred stock
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: 5,231 at December 31, 2016 and December 31, 2015	1,153	1,153
Series D redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $18,500); 5,000,000 shares authorized; Issued and outstanding: 18,500 at December 31, 2016 and none at December 31, 2015	8,469	—
Stockholders’ equity:
Common stock, $0.01 par value per share; 450,000,000 shares authorized; Issued (including shares in treasury): 191,723,974 at December 31, 2016 and 180,567,444 at December 31, 2015	1,917	1,806
Additional paid-in capital	1,137,482	1,118,917
Accumulated other comprehensive income	247	798
Accumulated deficit	(1,051,467)	(993,876)
Less common stock in treasury: 582,328 at December 31, 2016 and 479,953 at December 31, 2015	(3,091)	(2,909)
Total stockholders’ equity	85,088	124,736
Total liabilities, redeemable preferred stock, and stockholders’ equity	$240,832	$209,456

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2016, 2015 and 2014

(In thousands, except share and per share amounts)

	2016	2015	2014
Revenue:
Sales of fuel cell systems and related infrastructure	$39,985	$78,002	$48,306
Services performed on fuel cell systems and related infrastructure	20,456	14,012	9,909
Power Purchase Agreements	13,687	5,718	2,137
Fuel delivered to customers	10,916	5,075	1,959
Other	884	481	1,919
Total revenue	85,928	103,288	64,230
Cost of revenue:
Sales of fuel cell systems and related infrastructure	29,543	67,703	43,378
Services performed on fuel cell systems and related infrastructure	22,649	22,937	19,256
Provision for loss contracts related to service	(1,071)	10,050	—
Power Purchase Agreements	16,132	5,253	1,052
Fuel delivered to customers	13,864	6,695	2,204
Other	865	540	3,202
Total cost of revenue	81,982	113,178	69,092

Gross profit (loss)	3,946	(9,890)	(4,862)

Operating expenses:
Research and development	21,177	14,948	6,469
Selling, general and administrative	34,288	34,164	26,601
Total operating expenses	55,465	49,112	33,070

Operating loss	(51,519)	(59,002)	(37,932)

Interest and other (expense) income, net	(10,704)	(349)	1,379
Change in fair value of common stock warrant liability	4,344	3,661	(52,260)

Loss before income taxes	$(57,879)	$(55,690)	$(88,813)

Income tax benefit	392	—	325

Net loss attributable to the Company	$(57,487)	$(55,690)	$(88,488)

Preferred stock dividends declared	(104)	(105)	(156)
Net loss attributable to common shareholders	$(57,591)	$(55,795)	$(88,644)
Net loss per share:
Basic and diluted	$(0.32)	$(0.32)	$(0.56)
Weighted average number of common shares outstanding	180,619,860	176,067,231	159,228,815

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014

Net loss attributable to the Company	$(57,487)	$(55,690)	$(88,488)
Other comprehensive loss - foreign currency translation adjustment	(551)	(100)	—
Comprehensive loss	$(58,038)	$(55,790)	$(88,488)

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2016, 2015 and 2014

(In thousands, except share amounts)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity (Deficit)
December 31, 2013	106,356,558	$1,064	$831,156	$898	165,906	$(1,552)	$(849,437)	$(17,871)
Net loss attributable to the Company	—	—	—	—	—	—	(88,488)	(88,488)
Stock-based compensation	146,174	2	4,051	—	—	—	—	4,053
Stock dividend	34,232	—	156	—	—	—	(156)	—
Public offerings, common stock, net	36,502,440	365	153,584	—	—	—	—	153,949
Stock option exercises	634,519	6	401	—	125,819	(770)	—	(363)
Exercise of warrants	23,918,429	239	101,886	—	86,391	(340)	—	101,785
Shares issued for acquisition	530,504	5	3,995	—	—	—	—	4,000
Conversion of preferred stock	5,521,676	55	1,163	—	—	—	—	1,218
December 31, 2014	173,644,532	1,736	1,096,392	898	378,116	(2,662)	(938,081)	158,283
Net loss attributable to the Company	—	—	—	—	—	—	(55,690)	(55,690)
Other comprehensive loss	—	—	—	(100)	—	—	—	(100)
Stock-based compensation	89,490	1	7,816	—	—	—	—	7,817
Stock dividend	47,553	1	104	—	—	—	(105)	—
Stock option exercises	364,448	4	163	—	101,837	(247)		(80)
Exercise of warrants	26,882	—	47	—	—	—	—	47
Shares issued for acquisition	6,394,539	64	14,395	—	—	—	—	14,459
December 31, 2015	180,567,444	1,806	1,118,917	798	479,953	(2,909)	(993,876)	124,736
Net loss attributable to the Company	—	—	—	—	—	—	(57,487)	(57,487)
Other comprehensive loss	—	—	—	(551)	—	—	—	(551)
Stock-based compensation	105,479	1	9,289	—	—	—	—	9,290
Stock dividend	66,061	1	103	—	—	—	(104)	—
Public offerings, common stock, net	10,400,000	104	8,824	—	—	—	—	8,928
Stock option exercises	465,111	4	98	—	102,375	(182)	—	(80)
Exercise of warrants	119,879	1	251	—	—	—	—	252
December 31, 2016	191,723,974	$1,917	$1,137,482	$247	582,328	$(3,091)	$(1,051,467)	$85,088

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(57,487)	$(55,690)	$(88,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	4,650	2,006	1,946
Amortization of intangible assets	590	981	2,391
Stock-based compensation	9,290	7,817	4,157
Loss on acquisition activity, net	—	116	(1,014)
Amortization and accelerated recognition of debt issuance costs	1,760	—	—
Loss on disposal of leased property	41	—	78
Provision for loss contracts related to service	(1,071)	10,050	—
Change in fair value of common stock warrant liability	(4,344)	(3,661)	52,260
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	10,727	(5,638)	(9,350)
Inventory	2,812	(7,251)	(9,168)
Prepaid expenses and other assets	(3,833)	(11,592)	(7,156)
Accounts payable, accrued expenses, and other liabilities	10,772	7,214	10,818
Accrual for loss contracts related to service	(8,227)	—	—
Deferred revenue	4,684	8,374	2,746
Net cash used in operating activities	(29,636)	(47,274)	(40,780)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(2,743)	(3,520)	(1,413)
Purchases for construction of leased property	(55,332)	—	—
Net cash acquired in purchase acquisitions	—	1,496	414
Proceeds from disposal of property, plant and equipment and leased property	—	—	34
Net cash used in investing activities	(58,075)	(2,024)	(965)
Cash Flows From Financing Activities:
Change in restricted cash	(6,787)	(47,335)	—
Proceeds from exercise of warrants	111	25	18,340
Proceeds from issuance of preferred stock and warrants	17,020	—	—
Preferred stock issuance costs	(1,426)	—	—
Purchase of treasury stock	(182)	(247)	(603)
Proceeds from issuance of common stock and warrants	13,000	—	176,700
Common stock issuance costs	(1,060)	—	(10,977)
Proceeds from exercise of stock options	102	167	240
Proceeds from short-term borrowing, net of transaction costs	23,673	—	—
Principal payments on short-term borrowing	(25,000)	—	—
Proceeds from borrowing of long-term debt, net of transaction costs	47,400	—	—
Principal payments on long-term debt	(25,000)	—	—
Increase in finance obligations	28,034	14,467	(777)
Net cash provided by (used in) financing activities	69,885	(32,923)	182,923
Effect of exchange rate changes on cash	(121)	(23)	—
Decrease in cash and cash equivalents	(17,947)	(82,244)	141,178
Cash and cash equivalents, beginning of period	63,961	146,205	5,027
Cash and cash equivalents, end of period	$46,014	$63,961	$146,205
Other Supplemental Cash Flow Information:
Cash paid for interest	$8,263	$553	$433
Noncash investing activity-issuance of common stock for acquisitions	$—	$14,459	$4,000

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

We provide and continue to develop commercially viable hydrogen and fuel cell product solutions to replace lead‑acid batteries in material handling vehicles and industrial trucks for some of the world’s largest distribution and manufacturing businesses. We are focusing our efforts on industrial mobility applications (forklifts and electric industrial vehicles) at multi‑shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products prove valuable with telecommunications, transportation and utility customers as a robust, reliable and sustainable power solution. Our current products and services include:

GenDrive: GenDrive is our hydrogen fueled PEM fuel cell system providing power to material handling vehicles;

GenFuel:  GenFuel is our hydrogen fueling delivery system;

GenCare: GenCare is our ongoing maintenance program for GenDrive fuel cells, GenSure products and GenFuel products;

GenSure:  GenSure (formerly ReliOn) is our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors;

GenKey: GenKey is our turn-key solution combining either GenDrive or GenSure with GenFuel and GenCare, offering complete simplicity to customers transitioning to fuel cell power;

ProGen:  ProGen is our fuel cell engine technology, under development for use in mobility and stationary fuel cell systems;

GenFund: GenFund is a collaboration with leasing organizations to provide cost efficient and seamless financing solutions to customers.

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

Notes to Consolidated Financial Statements (Continued)

Liquidity

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased to customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customers’ hydrogen infrastructure as well as delivery of the hydrogen fuel,  continued development and expansion of our products, payment of lease obligations under sale/leaseback financings, and the repayment or refinancing of our long-term debt. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining and expanding positive gross margins across all product lines; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers and to repay or refinance our long-term debt, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $57.6 million, $55.8 million and $88.6 million for the years ended December 31, 2016, 2015, and 2014, respectively, and has an accumulated deficit of $1.1 billion at December 31, 2016.

During the year ended December 31, 2016, cash used in operating activities was $29.6 million, consisting primarily of a net loss attributable to the Company of $57.5 million, offset by the impact of noncash charges/gains of $10.9 million and net inflows from fluctuations in working capital and other assets and liabilities of $16.9 million. The changes in working capital primarily were related to collections of accounts receivable and managing of accounts payable, offset by consumption against the accrual for loss contracts related to service. As of December 31, 2016, we had cash and cash equivalents of $46.0 million and net working capital of $44.4 million. By comparison, at December 31, 2015, we had cash and cash equivalents of $64.0 million and net working capital of $88.5 million.

Net cash used in investing activities for the year ended December 31, 2016, totaled $58.1 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively.

During the year ended December 31, 2016, we generated $69.9 million in cash flows from financing activities, primarily comprised of increases in finance obligations, borrowings against short and long-term loan agreements, as described in Notes 9 and 10, Short-Term Borrowing and Long-Term Debt, and proceeds from the issuance of common and preferred stock and warrants, as described in Notes 12 and 13, Stockholders’ Equity and Redeemable Preferred Stock, offset by an increase in restricted cash and payments on short-term borrowing and long-term debt.

Prior to 2016, the Company signed sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company had sold certain fuel cell systems and hydrogen infrastructure to the financial institutions, and leased the equipment back to support certain customer locations and to fulfill its varied PPAs.  In connection with these operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s lease obligations. Cash received from customers under the PPAs is used to make lease payments.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements was $53.6 million which has been fully secured with restricted cash and pledged service escrows.

Notes to Consolidated Financial Statements (Continued)

The master lease agreement with one of the financial institutions required the Company to maintain a minimum balance of unrestricted cash. This requirement was removed in October 2016, when the Company elected to pledge additional cash collateral of $12.0 million.  The Company’s remaining contractual lease payments to this financial institution are fully secured through a combination of restricted cash and pledges on funds escrowed for future service by the Company.

During the year ended December 31, 2016, cash flows from financing activities included short-term borrowings and long-term debt, which are described more fully in Notes 9 and 10, Short-Term Borrowing and Long-Term Debt, respectively. On March 2, 2016, the Company entered into a loan agreement with Generate Lending, LLC., pursuant to which $25.0 million was borrowed upon closing and issuance costs of $1.3 million were incurred. On June 27, 2016, this borrowing was converted to long-term project financing from the same lender. On June 27, 2016, the Company borrowed $25.0 million under a loan agreement with Hercules Capital, Inc., and incurred related issuance costs of $1.4 million. On December 22, 2016 the Company repaid the loan in full.  On December 23, 2016, the Company, entered into a loan and security agreement with NY Green Bank, borrowing $25.0 million under a loan agreement on the date of closing and issuance costs of $1.2 million were incurred.

During 2016, we received gross proceeds of $30.0 million from underwritten public offerings of our common stock and preferred stock as well as warrants to purchase additional shares of common stock.  Net proceeds after underwriting discounts and commissions and other fees and expenses were $27.5 million.  During 2014, we received gross proceeds of $176.7 million from three underwritten public offerings.  Net proceeds after underwriting discounts and commissions and other fees and expenses were $165.7 million. In addition, during 2014, we received $18.3 million from the exercise of previously issued common stock warrants.

We have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings and long-term debt and project financing.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity offerings, will provide sufficient liquidity to fund operations for at least one year after the date that the financial statements are issued. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

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

Sales of and Services Performed on Fuel Cell Systems and Related Infrastructure

When sold to customers, the Company accounts for each separate deliverable of these multiple deliverable arrangements as a separate unit of accounting if the delivered item or items have value to the customer on a standalone

Notes to Consolidated Financial Statements (Continued)

basis. The Company considers a deliverable to have standalone value if the item is sold separately by us or another entity or if the item could be resold by the customer. The Company allocates revenue to each separate deliverable based on its relative selling price. For a majority of our deliverables, the Company determines relative selling prices using its best estimate of the selling price since vendor-specific objective evidence and third-party evidence is generally not available for the deliverables involved in its revenue arrangements due to a lack of a competitive environment in selling fuel cell technology. When determining estimated selling prices, the Company considers the cost to produce the deliverable, a reasonable gross margin on that deliverable, the selling price and profit margin for similar products and services, the Company’s ongoing pricing strategy and policies, the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold, as applicable. The Company determines estimated selling prices for deliverables in its arrangements based on the specific facts and circumstances of each arrangement and analyzes the estimated selling prices used for its allocation of consideration of each arrangement.

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

During 2016, the Company’s sale/leaseback transactions with third-party financial institutions were required to be accounted for as capital leases under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 840-40, Leases – Sale/Leaseback Transactions (ASC Subtopic 840-40).  As a result, no upfront revenue was recognized at the closing of these transactions and a finance obligation for each lease was established.  The fuel cell systems and related infrastructure that are provided to customers through these PPAs are considered leased property on the accompanying consolidated balance sheet.  Costs to service the leased property are considered cost of PPA revenue on the accompanying consolidated statement of operations.

All PPAs entered into through December 31, 2015 had corresponding sale-leaseback transactions with third-party financial institutions which were required to be accounted for as operating leases in accordance with ASC Subtopic 840-40.  The Company has rental expense associated with sale/leaseback agreements with financial institutions that were

Notes to Consolidated Financial Statements (Continued)

entered into commensurate with the PPAs.  Rental expense is recognized on a straight-line basis over the life of the agreements and is characterized as cost of PPA revenue on the accompanying consolidated statement of operations.

Fuel Delivered to Customers

The Company purchases hydrogen fuel from suppliers and sells to its customers upon delivery.  Revenue and cost of revenue related to this fuel is recorded as dispensed, and included in the respective “Fuel delivered to customers” lines on the consolidated statements of operations.

Research and Development Contracts

Contract accounting is used for research and development contract revenue. The Company generally shares in the cost of these programs with cost sharing percentages ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period and is included within the “other” revenue line on the consolidated statement of operations. All allowable work performed through the end of each calendar quarter is billed, subject to limitations in the respective contracts.

Cash Equivalents

Cash equivalents consist of money market accounts with an initial term of less than three months. At December 31, 2016, 2015 and 2014, cash equivalents consist of money market accounts.  For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.  The Company’s cash and cash equivalents are deposited with financial institutions located in the U.S. and may at times exceed insured limits.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers and are ordinarily due between 30 and 60 days after the issuance of the invoice. Receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts and related receivable are reduced when the amount is deemed uncollectible.  As of December 31, 2016 and 2015, the allowance for doubtful accounts was zero.

Inventory

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.  All inventory, including spare parts inventory held at service locations, is not relieved until the customer has received the product, at which time the risks and rewards of ownership have transferred.

Property, Plant and Equipment

Property, plant and equipment are originally recorded at cost or, if acquired as part of business combination, at fair value. Maintenance and repairs are expensed as costs are incurred. Depreciation on plant and equipment, which includes depreciation on the Company’s facility that is accounted for as a financing obligation, is calculated on the straight-line method over the estimated useful lives of the assets. The Company records depreciation and amortization over the following estimated useful lives:

Buildings	20 years
Building improvements	5 ‑ 20 years
Software, machinery and equipment	1 ‑ 15 years

Gains and losses resulting from the sale of property and equipment are recorded in current operations.

Notes to Consolidated Financial Statements (Continued)

Leased Property

Leased property primarily consists of the cost of assets deployed related to capital leases. Depreciation expense is recorded on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset, generally six years, and is included in cost of revenue for PPAs in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, leased property and purchased intangibles subject to amortization, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary. Assets to be disposed of and considered held for sale would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

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

The Company performs its annual impairment review of goodwill at December 1, and when a triggering event is determined to have occurred between annual impairment tests. For the year ended December 31, 2016, the Company performed a qualitative assessment of goodwill for its single reporting unit based on market capitalization, and determined that it is not more likely than not that the fair value of its reporting unit is less than the carrying amount. Accordingly, no impairment loss was recorded in 2016.

Intangible Assets

Intangible assets consist of acquired technology, customer relationships and trademarks, and are amortized using a straight-line method over their useful lives of 5 - 10 years.  Additionally, the intangible assets are reviewed for impairment when certain triggering events occur.

Product Warranty Reserve

Aside from when included in the sale of an extended maintenance contract, the Company provides a one to two year standard product warranty to customers from date of installation of GenDrive units, and the GenSure sales generally include a two year standard product warranty. We currently estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for future claims in the period the revenue is recognized. Factors that affect our warranty liability include the number of installed units, estimated material costs, estimated travel, and labor costs.  The warranty reserve is included within the other current liabilities on the accompanying consolidated balance sheet.

Notes to Consolidated Financial Statements (Continued)

Common Stock Warrant Accounting

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in FASB ASC Subtopic 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. In compliance with applicable securities law, registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We currently classify these derivative warrant liabilities on the accompanying consolidated balance sheets as a long-term liability, which is revalued at each balance sheet date subsequent to the initial issuance using the Black-Scholes pricing model. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in the fair value of the warrants are reflected in the accompanying consolidated statements of operations as change in fair value of common stock warrant liability.

Redeemable Preferred Stock

We account for redeemable preferred stock as temporary equity in accordance with applicable accounting guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity. Dividends on the redeemable preferred stock are accounted for as an increase in the net loss attributable to common shareholders.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC No. 740-10-25, Income Taxes-Overall-Recognition. The Company recognizes in its consolidated financial statements the impact of a tax position only if that position is more likely than not to be sustained on audit, based on the technical merits of the position.

Foreign Currency Translation

Foreign currency translation adjustments arising from conversion of the Company’s foreign subsidiary’s financial statements to U.S. dollars for reporting purposes are included in accumulated other comprehensive income in stockholders’ equity on the accompanying consolidated balance sheets.  Transaction gains and losses resulting from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency of the Company’s operations give rise to realized foreign currency transaction gains and losses, and are included in interest and other income and interest and other expense, respectively, in the accompanying consolidated statements of operations.

Research and Development

Costs related to research and development activities by the Company are expensed as incurred.

Stock-Based Compensation

The Company maintains employee stock-based compensation plans, which are described more fully in Note 14, Employee Benefit Plans.

Notes to Consolidated Financial Statements (Continued)

Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date, based on the fair value of the award, and recognizes the cost as expense on a straight-line basis over the option’s requisite service period.

The Company estimates the fair value of stock-based awards using a Black-Scholes valuation model. Stock-based compensation expense is recorded in cost of revenue associated with sales of fuel cell systems and related infrastructure, cost of revenue for services performed on fuel cell systems and related infrastructure, research and development expense and selling, general and administrative expenses in the accompanying consolidated statements of operations based on the employees’ respective function.

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based upon the amount of compensation cost recognized and the Company's statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax return are recorded in additional paid-in capital if the tax deduction exceeds the deferred tax asset or in the consolidated statements of operations if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards.  Excess tax benefits are recognized in the period in which the tax deduction is realized through a reduction of taxes payable. No tax benefit or expense for stock-based compensation has been recorded during the years ended December 31, 2016, 2015 and 2014 since the Company remains in a net operating loss (NOL) position.

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

The following table provides the components of the calculations of basic and diluted earnings per share (in thousands, except share amounts):

	Year ended December 31,
	2016	2015	2014
Numerator:
Net loss attributable to common shareholders	$(57,591)	$(55,795)	$(88,644)
Denominator:
Weighted average number of common shares outstanding	180,619,860	176,067,231	159,228,815

The dilutive potential common shares are summarized as follows:

	At December 31,
	2016	2015	2014
Stock options outstanding (1)	14,760,054	11,700,786	8,367,271
Restricted stock outstanding	13,333	204,444	473,336
Common stock warrants (2)	14,501,600	4,192,567	4,219,449
Preferred stock (3)	17,490,078	5,554,594	5,554,594
Number of dilutive potential common shares	46,765,065	21,652,391	18,614,650

(1)	During the years ended December 31, 2016, 2015, and 2014 the Company granted 3,702,500, 3,960,000 and 4,245,000 stock options, respectively.

Notes to Consolidated Financial Statements (Continued)

(2)

In May 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering with an exercise price of $0.93 per warrant.  As a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the number of warrants increased to 22,995,365.  Of these warrants issued in May 2011, zero, 192,467, and 219,349 were unexercised as of December 31, 2016, 2015, and 2014 respectively.

In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering with an exercise price of $0.15 per warrant.  Of these warrants issued in February 2013, 100 were unexercised as of December 31, 2016, 2015 and 2014.

In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering with an exercise price of $4.00 per warrant.  In December 2016, as a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the exercise price of the $4.00 warrants was reduced to $1.025. Of these warrants issued in January 2014, none have been exercised as of  December 31, 2016, 2015 and 2014.

In December 2016, the Company issued 10,501,500 warrants as part of two concurrent underwritten public offerings with an exercise price of $1.50 per warrant.  Of these warrants issued in December 2016, none have been exercised as of December 31, 2016. All warrants have anti-dilution provisions.

(3)

The preferred stock amount represents the dilutive potential common shares of the Series C and D redeemable preferred stock, based on the conversion price of the preferred stock as of December 31, 2016, 2015 and 2014, respectively.  Of the 10,431 Series C redeemable preferred stock issued on May 16, 2013, 5,200 had been converted to common stock during the year ended December 31, 2013 with the remainder still outstanding. Of the 18,500 Series D redeemable preferred stock issued on December 22, 2016, zero have been converted to common stock as of December 31, 2016.

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

The determination of whether loss contracts exist is a significant estimate.  During 2015, the Company recorded a provision for loss contracts related to service, as discussed in Note 11, Warranty Reserve and Accrual for Loss Contracts Related to Service.

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

Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

In January 2017, an accounting update was issued to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This accounting update is effective for years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact this update will have on the consolidated financial statements.

In November 2016, an accounting update was issued to reduce the existing diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. This accounting update is effective for years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact this update will have on the consolidated financial statements.

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

In August 2016, an accounting update was issued to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This accounting update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period.  The Company is evaluating the impact this update will have on the consolidated financial statements.

In March 2016, an accounting update was issued to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This accounting update is effective for annual periods beginning after December 15, 2016, and interim periods within those periods.  The Company does not expect the adoption of this update to have a significant effect on the consolidated financial statements

In March 2016, an accounting update was issued to simplify various aspects related to how share-based payments are accounted for and presented.  This accounting update is effective for annual periods beginning after December 15, 2016 and interim periods within those years.  Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption.  The Company does not expect the adoption of this update to have a significant effect on the consolidated financial statements.

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

In August 2014, an accounting update was issued relating to how management assesses conditions and events that could raise substantial doubt about an entity’s ability to continue as a going concern. This accounting update was adopted as of December 31, 2016 and did not have a significant effect on the consolidated financial statements.

Notes to Consolidated Financial Statements (Continued)

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers.  In July 2015, the FASB announced a one year delay in the required adoption date from January 1, 2017 to January 1, 2018.  The Company has established an internal implementation team to oversee the adoption of the new standard.  To date the Company has identified relevant arrangements and performance obligations and is assessing the impact of the new guidance.  Evaluation is ongoing and it is too early to provide an assessment of the impact.  The Company anticipates providing information about the impacts of adoption in the coming quarters.  The Company is also evaluating whether to adopt the guidance using the full or modified retrospective basis, and will likely make that determination during the first half of 2017.

3.  Acquisitions

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

The Company acquired all of the net assets of HyPulsion, with the excess of the purchase price over net assets attributed to goodwill.  Goodwill associated with the acquisition represents expanded access to the European markets related to the sale of fuel cell technology for material handling equipment.  During the year ended December 31, 2016, changes in goodwill are attributed to foreign currency translation and, to a lesser extent, changes to estimated fair values of acquired assets and liabilities upon completion of purchase accounting.  During the year ended December 31, 2015, changes in goodwill are attributed to foreign currency translation.

ReliOn, Inc.

On April 2, 2014, the Company completed the acquisition of ReliOn, Inc. (“ReliOn”) for an aggregate purchase price of $4.0 million. The Company acquired substantially all of the assets of ReliOn, including patents, technology and other intangible assets, equipment and other tangible assets. ReliOn is a developer of hydrogen fuel cell stack technology based in Spokane, Washington. As consideration, the Company issued 530,504 shares of common stock, and assumed certain specified liabilities of ReliOn. The total purchase price is based on the issuance of 530,504 shares of Plug Power common stock at the closing price of the Company’s stock on April 1, 2014 of $7.54. Upon closing of the acquisition, the Company reported a gain on bargain purchase of $1.0 million and it has been included within interest and other (expense) income, net on the consolidated statements of operations.

4.  Inventory

Inventory as of December 31, 2016 and December 31, 2015 consists of the following (in thousands):

	December 31, 2016	December 31, 2015
Raw materials and supplies	$26,298	$23,705
Work-in-process	1,865	5,567
Finished goods	1,777	3,480
	$29,940	$32,752

Raw materials and supplies includes spare parts inventory held at service locations valued at approximately $3.3 million and $2.2 million as of December 31, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements (Continued)

5.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2016 and 2015 consist of the following (in thousands):

	December 31,	December 31,
	2016	2015
Land	$90	$90
Buildings	15,332	15,332
Building improvements	5,221	5,169
Software, machinery and equipment	17,269	14,634
	37,912	35,225
Less: accumulated depreciation	(29,666)	(27,970)
Property, plant, and equipment, net	$8,246	$7,255

Depreciation expense related to property, plant and equipment was $1.8 million, $1.5 million, and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

6.  Leased Property

Leased property at December 31, 2016 and 2015 consists of the following (in thousands):

	December 31,	December 31,
	2016	2015
Leased property	$58,604	$3,367
Less: accumulated depreciation	(4,544)	(1,700)
Leased property, net	$54,060	$1,667

Depreciation expense related to leased property was $2.9 million, $0.5 million, and $0.5 million the years ended December 31, 2016, 2015 and 2014, respectively.

7.  Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2016 are as follows (in thousands):

	Weighted Average
	Amortization	Gross Carrying	Accumulated
	Period	Amount	Amortization	Total
Acquired technology	9 years	$4,645	(928)	3,717
Customer relationships	10 years	260	(71)	189
Trademark	5 years	60	(33)	27
		$4,965	$(1,032)	$3,933

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2015 are as follows (in thousands):

	Weighted Average
	Amortization	Gross Carrying	Accumulated
	Period	Amount	Amortization	Total
Acquired technology	9 years	$4,793	$(403)	$4,390
Customer relationships	10 years	260	(45)	215
Trademark	5 years	60	(21)	39
		$5,113	$(469)	$4,644

The change in the gross carrying amount of the acquired technology from December 31, 2015 to December 31, 2016 is due to changes attributed to foreign currency translation.

Notes to Consolidated Financial Statements (Continued)

Amortization expense for acquired identifiable intangible assets for the years ended December 31, 2016, 2015, and 2014 was $0.6 million, $1.0 million, and $2.4 million, respectively. Estimated amortization expense for subsequent years is as follows (in thousands):

2017	$568
2018	568
2019	461
2020	425
2021	425
Thereafter	1,486
Total	$3,933

8.  Accrued Expenses

Accrued expenses at December 31, 2016 and 2015 consist of (in thousands):

	2016	2015
Accrued payroll and compensation related costs	$1,924	$3,896
Accrued accounts payable	2,044	2,444
Accrued sales and other taxes	2,508	1,490
Accrued litigation	1,008	1,077
Accrued other	1,035	945
Total	$8,519	$9,852

9. Short-Term Borrowing

On March 2, 2016, the Company entered into a loan agreement with Generate Lending, LLC (the Generate Lending Loan Agreement).  The Generate Lending Loan Agreement, among other things, provided for a $30 million secured term loan facility (the Short-Term Loan Facility).  Advances under the Short-Term Loan Facility bore interest at the rate of 12.0% per annum. The term of the Generate Lending Loan Agreement was one year, ending March 2, 2017.  Pursuant to the Generate Lending Loan Agreement, $25.0 million of the Short-Term Loan Facility was drawn upon at closing.  On June 27, 2016, the Short-Term Loan Facility was converted to long-term project financing from the same lender.  That financing was accounted for as a series of capital leases, the obligation of which is now presented as part of finance obligations on the accompanying consolidated balance sheet, as discussed in Note 17, Commitments and Contingencies.

10.  Long-Term Debt

NY Green Bank Loan

On December 23, 2016, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a loan and security agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority, (NY Green Bank), pursuant to which NY Green Bank made available to the Company a secured term loan facility in the amount of $25.0 million (Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million upon closing and incurred costs of $1.2 million.  At December 31, 2016, the outstanding principal balance under the Term Loan Facility was $25.0 million.  The fair value of the Term Loan Facility approximates the carrying value as of December, 31, 2016.

Advances under the Term Loan Facility bear interest at a rate equal to the sum of (i) the LIBOR rate for the applicable interest period, plus (ii) the credit default swap index coupon for the applicable interest period, plus (iii) 6.00% per annum. The interest rate at December 31, 2016 was approximately 11.3%.  The term of the loan is three years, with a maturity date of December 23, 2019.  Estimated principal payments will approximately be $3.0 million, $8.4 million, and

Notes to Consolidated Financial Statements (Continued)

$13.6 million during the years ended December 31, 2017, 2018, and 2019, respectively.  These payments will be funded by restricted cash released, as described in Note 17, Commitments and Contingencies.

Interest and a varying portion of the principal amount is payable on a quarterly basis and the entire then outstanding principal balance of the Term Loan Facility, together with all accrued and unpaid interest, is due and payable on the maturity date.  On the maturity date, the Company may also be required to pay additional fees of up to $1.0 million if the Company is unable to meet certain goals related to the deployment of fuel cell systems in the State of New York and increasing the Company’s number of full-time employees in the State of New York.

The Term Loan Facility is secured by substantially all of the Company’s and the guarantor  subsidiaries’ assets, including, among other assets, all intellectual property, all securities in domestic subsidiaries and 65% of the securities in foreign subsidiaries, subject to certain exceptions and exclusions.

The Term Loan Facility contains covenants, including, among others, (i) the provision of annual and quarterly financial statements, management rights and insurance policies and (ii) restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales.  The Term Loan Facility also provides for events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults at the discretion of the lender.

The Term Loan Facility provides that if there is an event of default due to the Company’s insolvency or if the Company fails to perform, in any material respect, the servicing requirements for fuel cell systems under certain customer agreements, which failure would entitle the customer to terminate such customer agreement, replace the Company or withhold the payment of any material amount to the Company under such customer agreement, then the NY Green Bank has the right to cause a wholly owned subsidiary of the Company to replace the Company in performing the maintenance services under such customer agreement.

Hercules Capital, Inc. Loan

On June 27, 2016, Plug Power Inc. and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a loan and security agreement with Hercules Capital, Inc. (Hercules) pursuant to which Hercules agreed to make available to the Company a secured term loan facility in the amount of up to $40.0 million (the Hercules Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million on the date of closing and incurred transaction costs of $1.4 million.

On December 22, 2016, the Company prepaid in full its obligations under the Hercules Loan and Security Agreement and the Hercules Term Loan Facility was terminated.  The Company used the net proceeds of preferred and common stock public offerings, together with existing cash, to repay the principal amount outstanding under the Hercules Term Loan Facility of $25.0 million and pay the interest, fees and expenses related to such repayment of $4.0 million. In addition, the Company recorded accelerated amortization of debt issuance costs of $1.1 million.  The interest, fees, expenses and amortization have been included within interest and other (expense) income, net on the consolidated statements of operations.

9.

11.  Warranty Reserve and Accrual for Loss Contracts Related to Service

The following table summarizes product warranty activity recorded during the years ended December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Beginning balance - January 1	$406	$1,311
Additions for current period deliveries	42	230
Reductions for payments made	(263)	(1,135)
Ending balance - December 31	$185	$406

Management has projected estimated service costs related to GenCare extended maintenance contracts and determined that certain loss contracts exist. A variety of assumptions are included in the estimates of future service costs,

Notes to Consolidated Financial Statements (Continued)

including the life of parts, failure rates of parts, and future costs of parts and labor. As a result, the Company has an accrual for loss contracts related to service of $0.8 million and $10.1 million, as of December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Company renegotiated one of these service contracts.  As a result, the projected costs over the remaining life of the amended contract were estimated to be reduced and the Company recognized a gain within cost of revenue where the original charge was recorded.

The following table summarizes activity related to the accrual for loss contracts related to service during the years ended December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Beginning balance - January 1	$10,050	$—
Provision	(1,071)	10,050
Reductions for losses realized	(8,227)	—
Ending balance - December 31	$752	$10,050

12.  Stockholders’ Equity

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

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $.01 per share. As of December 31, 2016 and 2015, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.  See Note 13, Redeemable Preferred Stock, for description of the Company’s issued and outstanding Series C and D redeemable preferred stock.

Common Stock and Warrants

The Company has one class of common stock, par value $0.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. There were 191,141,646 and 180,087,491 shares of common stock outstanding as of December 31, 2016 and 2015, respectively.

In December 2016, the Company completed an offering of an aggregate of 10,400,000 shares of common stock, and warrants to purchase 3,120,000 shares of common stock.  The net proceeds to the Company were approximately $11.9 million, after deducting underwriting discounts and commissions and expenses payable by the Company. Each full warrant entitles the holder thereof to purchase one share of common stock at an exercise price equal to $1.50 per share. The warrants will be exercisable during the period commencing on the six-month anniversary of the date of original issuance and ending on June 21, 2022.  The Company also entered into an underwriting agreement with Oppenheimer & Co. Inc., related to the underwritten registered offering of the Company’s Series D Redeemable Preferred Stock, which included the issuance of warrants to purchase 7,381,500 shares of common stock, as discussed in Note 13, Redeemable Preferred Stock.

 During 2014, the Company completed a series of underwritten public offerings, aggregating to issuances of 36,502,440 shares of common stock.  The share prices ranged from $5.50 to $5.74 with respect to 26,502,440 of the shares. One of the underwritten public offerings included accompanying warrants to purchase 4,000,000 shares of common stock. The shares and the warrants were sold together in a fixed combination, with each combination consisting of one share of common stock and 0.40 of a warrant to purchase one share of common stock, at a price of $3.00 per fixed combination for 10,000,000 shares. The total net proceeds to the Company from the 2014 public offerings were $165.7 million, of which $11.8 million in value was ascribed to the warrants issued in the January 2014 public offering.   The warrants had an initial exercise price of $4.00 per share, were immediately exercisable and will expire on January 15, 2019.  Due to the anti-dilutive provision, the exercise price of the warrants decreased to $1.025 per share in December 2016.

Notes to Consolidated Financial Statements (Continued)

During 2013, the Company completed a series of underwritten public offerings. One of the underwritten public offerings included accompanying warrants to purchase common stock.  As of December 31, 2016 and 2015, 100 warrants with an exercise price of  $0.15 per share, remain outstanding, are exercisable and will expire in February 2018.

During the years ended December 31, 2016, 2015 and 2014, 119,879, 26,882 and 23,918,429 warrants were exercised, respectively, resulting in the issuance of shares of common stock of 119,879, 26,882 and 23,832,038, respectively, and gross proceeds of $111 thousand, $25 thousand, $18.3 million, respectively, and increase of paid-in capital and reduction of the warrant liability by $141 thousand, $22 thousand and $83.4 million, respectively.  At December 31, 2016 and 2015, the Company has 14,501,600 and 4,192,567 warrants outstanding and exercisable.  The warrants are measured at fair value and classified as a liability on the consolidated balance sheets.

13.  Redeemable Preferred Stock

In December 2016, the Company completed an offering of an aggregate of 18,500 shares of the Company’s Series D Redeemable Preferred Stock, par value $0.01 per share and warrants to purchase 7,381,500 shares of common stock.  The net proceeds to the Company were approximately $15.6 million, after deducting underwriting discounts and commissions and estimated expenses payable by the Company.  The terms and conditions of the warrants issued pursuant to the preferred share offering are identical to the warrants issued pursuant to the common share offering (see Note 12, Stockholders’ Equity).  The Company is required to redeem the Series D Redeemable Preferred Stock in ten monthly installments in the amount of $1.9 million each from January 2017 through October 2017.

Each share of Series D Redeemable Preferred Stock was issued with an initial stated value of $1,000 per share. Over the first ten months of 2017, the Series D Redeemable Preferred Stock will be redeemed in ten equal installments of $1.9 million. The Company is required to elect, on a monthly basis, whether it will redeem or convert the required  installment.  Should the Company elect to redeem, the shares are valued at the stated value.  Should the Company elect to convert, the holder of the shares will receive common stock, with a conversion price discounted at 12% of market value.  Also, the holders of the shares, at any time, may elect to convert all or any whole amount of shares, using a conversion price of $1.55.  Conversion prices become more discounted upon a change in control, remote triggering events, or failure to make a redemption payment.

Except for our Series C Redeemable Preferred Stock, which shall rank senior to the Series D Redeemable Preferred Stock as to dividends, distributions and payments upon the Company’s liquidation, dissolution and winding up, and subject to the issuance of capital stock that is of senior or pari-passu rank to the preferred shares, all shares of our capital stock, including our common stock, shall be junior in rank to all preferred shares with respect to dividends, distributions and payments upon our liquidation, dissolution and winding up or any capital stock that has a maturity date or other date requiring redemption or repayment prior to the maturity date of the preferred stock.

Holders of the Series D Redeemable Preferred Shares are not entitled to receive dividends except in connection with certain purchase rights and other corporate events, as described in the certificate of designations, or in connection with certain distributions of assets, as described in the certificate of designations, or as, when and if declared by the Company’s Board of Directors acting in its sole and absolute discretion.  Holders of Series D Redeemable Preferred Shares shall have no voting rights, except on matters required by law or under the certificate of designations to be submitted to a class vote of the holders of the Series D Redeemable Preferred Shares.

On May 8, 2013, the Company entered into a Securities Purchase Agreement with Air Liquide, pursuant to which the Company agreed to issue and sell 10,431 shares of the Company’s Series C Redeemable Preferred Stock.  On August 26, 2014, Air Liquide acquired 5,521,676 shares of Common Stock by converting 5,200 shares of Series C Redeemable Preferred Stock at the conversion price of $0.2343.  Following the conversion, Air Liquide continues to own 5,231 shares of Series C Redeemable Preferred Stock. The holder of these shares is entitled to designate one director to the Company’s Board of Directors. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or other deemed liquidation event, as defined in the Securities Purchase Agreement, the holder of the Series C Redeemable Preferred Stock will be entitled to be paid an amount per share equal to the greater of (i) the original issue price, plus any accrued but unpaid dividends or (ii) the amount per share that would have been payable had all shares of the Series C Redeemable Preferred Stock been converted to shares of common stock immediately prior to such liquidation event. The

Notes to Consolidated Financial Statements (Continued)

Series C Redeemable Preferred Stock is redeemable at the election of the holder of the Series C Redeemable Preferred Stock or the Company.

The holder of the Series C Redeemable Preferred Stock is entitled to receive dividends at a rate of 8% per annum, based on the original issue price of $2,595,400, payable in equal quarterly installments in cash or in shares of Common Stock, at the Company’s option. During the years ended December 31, 2016, 2015 and 2014 dividends have been paid in the form of shares of Common Stock. The Series C Redeemable Preferred Stock is convertible into shares of Common Stock with the number of shares of Common Stock issuable upon conversion determined by dividing the original issue price of $2,595,400 by the conversion price in effect at the time the shares are converted. The conversion price of the Series C Redeemable Preferred Stock as of December 31, 2016 and 2015 was $0.2343. The Series C Redeemable Preferred Stock votes together with the Common Stock on an as-converted basis on all matters.

14.  Employee Benefit Plans

2011 Stock Option and Incentive Plan

On May 12, 2011, the Company’s stockholders approved the 2011 Stock Option and Incentive Plan (the 2011 Plan). The 2011 Plan provides for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 1,000,000, plus (ii) the number of shares of common stock underlying any grants pursuant to the 2011 Plan or the Plug Power Inc. 1999 Stock Option and Incentive Plan that are forfeited, canceled, repurchased or are terminated (other than by exercise). The shares may be issued pursuant to stock options, stock appreciation rights, restricted stock awards and certain other equity-based awards granted to employees, directors and consultants of the Company. No grants may be made under the 2011 Plan after May 12, 2021.  Through various amendments to the 2011 Plan approved by the Company’s stockholders, the number of shares of the Company’s common stock authorized for issuance under the 2011 Plan has been increased to 17.0 million. For the years ended December 31, 2016, 2015, and 2014, the Company recorded expense of approximately $9.0 million, $7.5 million, and $3.6 million, respectively, in connection with the 2011 Stock Option and Incentive Plan.

At December 31, 2016, there were approximately 14.8 million options granted and outstanding and 1.0 million options available to be issued under the 2011 Plan, including adjustments for other types of share-based awards. Options for employees issued under this plan generally vest in equal annual installments over three years and expire ten years after issuance. Options granted to members of the Board generally vest one year after issuance. To date, options granted under the 2011 Plan have vesting provisions ranging from one to three years in duration and expire ten years after issuance.

Compensation cost associated with employee stock options represented approximately $9.0 million, $7.5 million and $3.4 million of the total share-based payment expense recorded for the years ended December 31, 2016, 2015, and 2014, respectively. The Company estimates the fair value of stock options using a Black-Scholes valuation model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, an appropriate risk-free rate, and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 3,702,500, 3,960,000 and 4,246,000 options granted during the years ended December 31, 2016, 2015 and 2014, respectively, were as follows:

	2016	2015	2014
Expected term of options (years)	6	6	6
Risk free interest rate	1.27% - 1.69%	1.52% - 1.87%	1.77% - 1.94%
Volatility	103.87% - 104.88%	104.03% - 105.29%	107.17% - 113.92%

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

Notes to Consolidated Financial Statements (Continued)

A summary of stock option activity for the year December 31, 2016 is as follows (in thousands except share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2015	11,700,786	$3.29	8.3
Granted	3,702,500	1.72
Exercised	(274,000)	0.37
Forfeited	(347,482)	2.91
Expired	(21,750)	49.18
Options outstanding at December 31, 2016	14,760,054	$2.90	7.9	$878
Options exercisable at December 31, 2016	7,368,564	3.28	7.0	878
Options unvested at December 31, 2016	7,391,490	$2.52	8.9	—

The weighted average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $1.39, $1.99, and $4.05, respectively. As of December 31, 2016, there was approximately $11.0 million of unrecognized compensation cost related to stock option awards to be recognized over the next three years, all of this is expected to vest. The total fair value of stock options that vested during the years ended December 31, 2016 and 2015 was approximately $8.6 million and $6.1 million, respectively.

Restricted stock awards generally vest in equal installments over a period of one to three years. Restricted stock awards are valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense associated with its restricted stock awards of approximately $88 thousand, $118 thousand, and $84 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, for the years ended December 31, 2016, 2015 and 2014, there was $43 thousand, $132 thousand, and $265 thousand, respectively, of unrecognized compensation cost related to restricted stock awards to be recognized over the next three years.

A summary of restricted stock activity for the year ended December 31, 2016 is as follows (in thousands except share amounts):

		Aggregate
		Intrinsic
	Shares	Value
Unvested restricted stock at December 31, 2015	204,444
Vested	(191,111)
Unvested restricted stock at December 31, 2016	13,333	$16

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute 100% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings or less actual losses thereon. Participants are vested in the Company’s matching contribution based on years of service completed. Participants are fully vested upon completion of three years of service. During 2002, the Company began funding its matching contribution in common stock. During 2016 and 2015, the Company funded its matching contribution with cash.  During 2014, the Company issued 74,863 shares of common stock to the Plug Power Inc. 401(k) Savings & Retirement Plan.

The Company’s expense for this plan, including the issuance of shares, was approximately $1.4 million, $0.8 million and $0.4 million for years ended December 31, 2016, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements (Continued)

Non-Employee Director Compensation

Each non-employee director is paid an annual retainer for their services, in the form of either cash or stock compensation. The Company granted 105,479, 89,490, and 71,311 shares of stock to non-employee directors as compensation for the years ended December 31, 2016, 2015, and 2014, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense for this plan was approximately $267 thousand, $267 thousand and $331 thousand for the years ended December 31, 2016, 2015, and 2014 respectively.

15.  Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

		Quoted Prices	Significant	Significant
		in Active	Other	Other
		Markets for	Observable	Unobservable
		Identical Items	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2016
Common stock warrant liability	$11,387	$—	$—	$11,387

Balance at December 31, 2015
Common stock warrant liability	$5,735	$—	$—	$5,735

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

Fair value of the common stock warrant liability is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants:

	December 31, 2016	December 31, 2015
Risk-free interest rate	0.87% - 1.96%	0.5% - 1.28%
Volatility	49.0% - 103.41%	79.82% - 128.35%
Expected average term	1.14 - 5.47	0.42 - 3.04

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

Notes to Consolidated Financial Statements (Continued)

The following table shows the activity related to financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2016 and 2015 (in thousands):

Common stock warrant liability	2016	2015
Beginning of period	$5,735	$9,418
Change in fair value of common stock warrants	(4,344)	(3,661)
Issuance of common stock warrants	10,137	—
Exercise of common stock warrants	(141)	(22)
End of period	$11,387	$5,735

16.  Income Taxes

The components of loss before income taxes and the income tax benefit for the years ended December 31, 2016, 2015 and 2014, by jurisdiction, are as follows (in thousands):

	2016			2015			2014
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Loss before income taxes	$(56,317)	$(1,562)	$(57,879)	$(54,921)	$(769)	$(55,690)	$(87,459)	$(1,354)	$(88,813)
Income tax benefit	—	392	392	—	—	—	—	325	325
Net loss attributable to the Company	$(56,317)	$(1,170)	$(57,487)	$(54,921)	$(769)	$(55,690)	$(87,459)	$(1,029)	$(88,488)

The significant components of deferred income tax (benefit) expense for the years ended December 31, 2016, 2015 and 2014, by jurisdiction, are as follows (in thousands):

	2016			2015			2014
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Deferred tax (benefit) expense	$(6,420)	$(1,299)	$(7,719)	$(14,237)	$893	$(13,344)	$(4,282)	$194	$(4,088)
Net operating loss carryforward (generated) expired	(16,727)	(2,827)	(19,554)	(8,345)	895	(7,450)	(8,974)	625	(8,349)
Valuation allowance increase (decrease)	23,147	4,126	27,273	22,582	(1,788)	20,794	13,256	(819)	12,437
Provision for income taxes	$—	$—	$—	$—	$—	$—	$—	$—	$—

The Company’s effective income tax rate differed from the federal statutory rate as follows:

	2016	2015	2014
U.S. Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Deferred state taxes, net of federal benefit	(3.1)%	(3.1)%	(1.2)%
Common stock warrant liability	(2.6)%	(2.3)%	20.6%
Foreign provision to return adjustments	(2.9)%	—%	—%
Change in unrecognized tax benefits	(0.7)%	—%	(0.9)%
Other, net	(1.6)%	0.3%	0.7%
Change in valuation allowance	45.2%	40.1%	15.4%
	(0.7)%	0.0%	(0.4)%

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	U.S.		Foreign
	2016	2015	2016	2015
Intangible assets	$—	$—	$1,614	$1,469
Deferred revenue	8,713	7,017	—	—
Other reserves and accruals	1,703	6,411	—	—
Tax credit carryforwards	1,218	798	1,216	65
Property, plant and equipment	754	1,803	—	389
Amortization of stock-based compensation	17,167	13,145	—	—
Capitalized research & development expenditures	16,935	13,431	4,352	4,008
Net operating loss carryforwards	43,929	27,202	8,624	5,797
Total deferred tax asset	90,419	69,807	15,806	11,728
Valuation allowance	(85,731)	(62,584)	(15,646)	(11,520)
Net deferred tax assets	$4,688	$7,223	$160	$208
Intangible assets	(177)	(220)	—	—
Property, plant and equipment	—	—	(160)	(208)
Non-employee stock based compensation	(1,628)	(1,556)	—	—
Section 382 recognized built in loss	(2,883)	(5,447)	—	—
Net deferred tax liability	$(4,688)	$(7,223)	$(160)	$(208)
Net	$—	$—	$—	$—

The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2016 and 2015 of approximately $101.4 million and $74.1 million, respectively.  A reconciliation of the current year change in valuation allowance is as follows (in thousands):

	U.S.	Foreign	Total
Increase in valuation allowance for current year increase in net operating losses	$16,727	$2,827	$19,554
Increase in valuation allowance for current year net increase in deferred tax assets other than net operating losses	6,420	282	6,702
Increase in valuation allowance as a result of foreign currency fluctuation	—	235	235
Increase in valuation allowance due to change in tax rates	—	313	313
Increase in valuation allowance due to change in deferred tax assets related to unrecognized tax benefits	—	469	469
Net increase in valuation allowance	$23,147	$4,126	$27,273

The deferred tax assets have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets may not be realized. Included in the valuation allowance at December 31, 2016 and December 31, 2015 are $0.1 million of deferred tax assets resulting from the exercise of employee stock options, which upon subsequent realization of the tax benefits, will be allocated directly to paid-in capital.

Before the imposition of IRC Section 382 limitations described below, at December 31, 2016, the Company has unused federal and state net operating loss carryforwards of approximately $830.0 million, of which $117.0 million was generated from the operations of acquired companies prior to the dates of acquisition and $713.0 million was generated by the Company subsequent to the acquisition dates and through December 31, 2016.

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

Notes to Consolidated Financial Statements (Continued)

Based on studies of the changes in ownership of the Company, it has been determined that IRC Section 382 ownership changes have occurred which significantly reduces that amount of pre-change net operating losses that can be used in future years to $13.5 million. In addition, net operating losses of $102.2 million incurred after the most recent ownership change are not subject to IRC Section 382 and are available for use in future years. Accordingly, the Company’s deferred tax assets include $115.6 million of U.S. net operating loss carryforwards. The net operating loss carryforwards available at December 31, 2016, if unused will expire at various dates from 2017 through 2036.

The ownership changes also resulted in net unrealized built in losses per IRS Notice 2003-65 which should result in recognized built in losses during the five year recognition period. These recognized built in losses will translate into unfavorable book to tax add backs in the Company’s 2017 to 2018 U.S. corporate income tax returns of approximately $7.6 million that resulted in a gross deferred tax liability of $2.9 million at December 31, 2016. This gross deferred tax liability offsets existing gross deferred tax assets effectively reducing the valuation allowance. This has no impact on the Company’s current financial position, results of operations, or cash flows because of the full valuation allowance.

Approximately $1.2 million of research credit carryforwards generated after the most recent IRC Section 382 ownership change are included in the Company’s deferred tax assets. Due to limitations under IRC Section 382, research credit carryforwards existing prior to the most recent IRC Section 382 ownership change will not be used and are not reflected in the Company’s gross deferred tax asset at December 31, 2016.

At December 31, 2016, the Company has unused Canadian net operating loss carryforwards of approximately $13.7 million. The net operating loss carryforwards if unused will expire at various dates from 2026 through 2034. At December 31, 2016, the Company has scientific research and experimental development (SR&ED) expenditures of $16.7 million available to offset future taxable income in Canada. These SR&ED expenditures have no expiration date. At December 31, 2016, the Company has Canadian ITC credit carryforwards of $1.6 million available to offset future income tax.  These credit carryforwards if unused will expire at various dates from 2021 through 2027.

At December 31, 2016, the Company has unused French net operating loss carryforwards of approximately $15.4 million.  The net operating loss may carryforward indefinitely or until the Company changes its activity.

As of December 31, 2016, the Company has no un-repatriated foreign earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Unrecognized tax benefits balance at beginning of year	$437	$522	$1,033
Reductions for tax positions of prior years	(469)	—	(465)
Currency translation	32	(85)	(46)
Unrecognized tax benefits balance at end of year	$—	$437	$522

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company had $0.4 million of interest and penalties accrued at December 31, 2015, which was released in 2016 upon the expiration of the statute of limitations.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business the Company is subject to examination by taxing authorities.  Open tax years in the U.S. range from 2013 to 2016, and open tax years in foreign jurisdictions range from 2008 to 2016.  However, upon examination in subsequent years, if net operating loss carryforwards and tax credit carryforwards are utilized, the U.S. and foreign jurisdictions can reduce net operating loss carryforwards and tax credit carryforwards utilized in the year being examined if they do not agree with the carryforward amount.  As of December 31, 2016, the Company was not under audit in the U.S. or non-U.S. taxing jurisdictions.

Notes to Consolidated Financial Statements (Continued)

17.  Commitments and Contingencies

Operating Leases

As of December 31, 2016 and 2015, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also Note 1, Nature of Operations) as summarized below that expire over the next six years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2016 are (in thousands):

	As Lessor	As Lessee
2017	$16,872	$12,350
2018	16,872	12,125
2019	16,872	10,936
2020	15,715	9,802
2021	11,480	5,535
2022 and thereafter	2,872	759
Total future minimum lease payments	$80,683	$51,507

Rental expense for all operating leases were $13.2 million, $6.2 million, and $1.5 million for years ended December 31, 2016, 2015, and 2014 respectively.

At December 31, 2016 and 2015, prepaid rent and security deposits associated with sale/leaseback transactions were $11.8 million and $12.1 million, respectively.  At December 31, 2016, $1.9 million of the amount is included in prepaid expenses and other current assets and $9.9 million was included in other assets on the consolidated balance sheet.  At December 31, 2015, $2.0 million of this amount was included in prepaid expenses and other current assets and $10.1 million was included in other assets on the consolidated balance sheet.

Finance Obligation

During the year ended December 31, 2016, the Company entered into sale/leaseback transactions, which were accounted for as capital leases and reported as part of finance obligations on the Company’s consolidated balance sheet.  These transactions represented project financing as referenced in Note 9, Short-term Borrowing.  The outstanding balance of these finance obligations at December 31, 2016 was $29.4 million.  The fair value of the finance obligation approximates the carrying value as of December 31, 2016.

Future minimum lease payments under non-cancelable capital leases (with initial or remaining lease terms in excess of one year) as of December 31, 2016 are (in thousands):

	Total	Imputed	Net Present
	Payments	Interest	Value
2017	$16,313	$4,205	$12,108
2018	10,665	2,064	8,601
2019	3,436	1,435	2,001
2020	3,436	1,083	2,353
2021	3,436	674	2,762
Thereafter	1,689	151	1,538
Total future minimum lease payments	$38,975	$9,612	$29,363

During the year ended December 31, 2015, the Company received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at December 31, 2016 and December 31, 2015 is $12.8 million and $15.1 million, respectively.

Notes to Consolidated Financial Statements (Continued)

The amount is amortized using the effective interest method.  The fair value of this finance obligation approximates the carrying value as of December 31, 2016.

The Company has a capital lease associated with its property in Latham, New York.  Liabilities relating to this agreement of $2.4 million and $2.5 million have been recorded as a finance obligation, in the accompanying consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively.  The fair value of this finance obligation approximates the carrying value as of December 31, 2016.

Restricted Cash

The Company has entered into sale/leaseback agreements associated with its products and services.  In connection with these agreements, cash of $53.6 million is required to be restricted as security and will be released over the lease term. The Company has additional letters of credit backed by security deposits as disclosed in the Operating Leases section above.

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

At December 31, 2016, two customers comprise approximately 59.9% of the total accounts receivable balance, with each customer individually representing 40.0% and 19.9% of total accounts receivable, respectively. At December 31, 2015, two customers comprise approximately 50.9% of the total accounts receivable balance, with each customer individually representing 38.5% and 12.4% of total accounts receivable, respectively.

For the years ended December 31, 2016 and 2015, 34.1% and 56.7%, respectively, of total consolidated revenues were associated primarily with Walmart.  For the year ended December 31, 2014, 37.2% of total consolidated revenues were associated primarily with Walmart and Volkswagen, representing 24.1% and 13.1% of total consolidated revenues, respectively.

Notes to Consolidated Financial Statements (Continued)

18.  Unaudited Quarterly Financial Data (in thousands, except per share data)

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Revenue:
Sales of fuel cell systems and related infrastructure	$5,218	$9,121	$5,653	$19,993
Services performed on fuel cell systems and related infrastructure	5,273	5,360	4,763	5,060
Power Purchase Agreements	2,706	3,062	3,858	4,061
Fuel delivered to customers	2,010	2,638	2,909	3,359
Other	125	278	376	105
Gross profit (1)	170	384	381	3,011
Operating expenses	13,120	13,760	13,637	14,948
Operating loss	(12,950)	(13,376)	(13,256)	(11,937)
Net loss attributable to common shareholders	(11,780)	(13,154)	(13,420)	(19,237)
Loss per share:
Basic and Diluted	$(0.07)	$(0.07)	$(0.07)	$(0.11)

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Revenue:
Sales of fuel cell systems and related infrastructure	$5,090	$18,663	$24,777	$29,472
Services performed on fuel cell systems and related infrastructure	2,645	2,883	3,555	4,929
Power Purchase Agreements	977	1,077	1,546	2,118
Fuel delivered to customers	659	1,128	1,544	1,744
Other	45	258	10	168
Gross (loss) profit (1)	(2,111)	1,562	76	(9,417)
Operating expenses	10,650	11,427	12,332	14,703
Operating loss	(12,761)	(9,865)	(12,256)	(24,120)
Net loss attributable to common shareholders	(11,077)	(9,253)	(10,238)	(25,227)
Loss per share:
Basic and Diluted	$(0.06)	$(0.05)	$(0.06)	$(0.14)

(1)

Gross profit in the second quarter of 2016 and the fourth quarter of 2015 includes the impact of a ($1.1 million) and $10.1 million provision for loss contracts related to service recorded by the Company, respectively, as discussed in Note 11, Warranty Reserve and Accrual for Loss Contracts Related to Service.