Form 10-K/A
period 2016-12-31
PLUG POWER INC
filed 2017-05-01
CIK 1093691

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging Growth Company
☐	☒	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Note: The text for Form 10-K does not, and this amendment will not, appear in the Code of Federal Regulations.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No   ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2016 was $332,655,420.

As of April 28, 2017, 223,440,581 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PLUG POWER INC.

FORM 10-K/A

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 which was originally filed on March 10, 2017 (the “Original Form 10-K”) to include all of the Part III information required by applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Our definitive proxy statement for our 2017 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our fiscal year December 31, 2016; therefore, we are filing this Form 10-K/A to provide the incorporated information within the required time period.

In addition, Item 15 of Part IV has been solely amended to include new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The certifications of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.1 and 31.2 hereto.

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

INDEX TO FORM 10-K/A

PART III

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)     DIRECTORS

The number of directors of the Company is presently fixed at ten (10), and the Board of Directors currently consists of ten(10) members. The Board of Directors is divided into three classes, with three (3) directors in Class I, four (4) directors in Class II, and three (3) directors in Class III. Directors in Classes I, II and III serve for three-year terms with one class of directors being elected by the Company’s stockholders at each Annual Meeting of Stockholders.

The Board of Directors has determined that Ms. Helmer and Messrs. Garberding, Schneider, McNamee, Willis, Hickey, Roth and Kenausis are independent directors as defined in Rule 5605(a)(2) under the Marketplace Rules of the National Association of Securities Dealers, Inc. (the “NASDAQ Rules”).

The positions of Chief Executive Officer and Chairman of the Board of Directors are currently each filled by a different individual, Andrew Marsh and George C. McNamee, respectively. If the position of Chairman of the Board of Directors is vacant, or if he or she is absent, the Chief Executive Officer presides, when present, at meetings of stockholders and of the Board of Directors.

Set forth below is certain information regarding the directors of the Company The ages of and biographical information regarding each director is based on information furnished to the Company by each director and is as of April 28, 2017.

Name	Age	Director Since
Class I—Term Expires 2018
Andrew Marsh	61	2008
Gary K. Willis (1)(2)	70	2003
Maureen O. Helmer (1)(3)	60	2004
Class II—Term Expires 2019
George C. McNamee (2)	70	1997
Johannes M. Roth (1)	38	2013
Xavier Pontone (4)	42	2013
Gregory L. Kenausis (1)	48	2013
Class III—Term Expires 2017
Larry G. Garberding	78	1997
Douglas T. Hickey (2)(3)	62	2011
Luke Schneider	48	2017

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Corporate Governance and Nominating Committee.

(4)	Designated by Air Liquide — See Item 13 of this report.

The principal occupation and business experience for at least the last five years for each director of the Company is set forth below. The biographies of each of the directors below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding the experiences, qualifications, attributes or skills that caused the Corporate Governance Committee and the Board of Directors to determine that the person should serve as a director.

Andrew J. Marsh has served as Chief Executive Officer, President and member of the Board of Directors of the Company since April 8, 2008. Previously, Mr. Marsh was a co-founder of Valere Power, where he served as CEO and Board Member from the Company’s inception in 2001 through its sale to Eltek ASA in 2007. Under his leadership, Valere grew into a profitable global operation with over 200 employees and $90 million in revenues derived from the sale of DC power products to the telecommunications sector. During Mr. Marsh’s tenure, Valere Power received many awards such as the Tech Titan award as the fastest growing technology company in the Dallas/Fort Worth area and the Red Herring Top 100 Innovator Award. Prior to founding Valere, he spent almost 18 years with Lucent Bell Laboratories in a variety of sales and technical management positions. Mr. Marsh is a member of the board of directors of GEVO, Inc.  Mr. Marsh holds a Bachelor of Science in Electrical Engineering Technology from Temple University, a Master of Science in Electrical Engineering from Duke University and a Masters of Business Administration from Southern Methodist University. We believe Mr. Marsh’s qualifications to sit on our Board of Directors include his record of success in leadership positions in technology companies having attributes similar to our Company, his extensive experience in management positions as well as his educational background in engineering and business administration.

Gary K. Willis has been a director of the Company since 2003. Mr. Willis joined Zygo Corporation’s Board of Directors in June 2009 after retiring as Chairman of the Board of Directors in November 2000, having served in that capacity since November 1998. Zygo Corporation, which was acquired in 2014 by Ametek, Inc., was a provider of metrology, optics, optical assembly, and systems solutions to the semiconductor, optical manufacturing, and industrial/automotive markets. Mr. Willis had been a director of Zygo Corporation since February 1992 and also served as President from 1992 to 1999 and as Chief Executive Officer from 1993 to 1999. Prior to joining Zygo Corporation, Mr. Willis served as the President and Chief Executive Officer of The Foxboro Company, a manufacturer of process control instruments and systems. Mr. Willis is also a director of Middlesex Health Services, Inc. Mr. Willis holds a Bachelor of Science degree in Mechanical Engineering from Worcester Polytechnic Institute. We believe Mr. Willis’ qualifications to sit on our Board of Directors include his extensive experience in management and director positions with similar companies, as well as his educational background in mechanical engineering.

Maureen O. Helmer has been a director of the Company since 2004. Maureen O. Helmer is currently a member of the law firm Barclay Damon, LLP and is the Chair of the firm’s Regulatory Practice Area. Prior to her joining Barclay Damon, LLP, Ms. Helmer was a member of Green & Seifter Attorneys, PLLC. From 2003 through 2006, she practiced as a partner in the law firm of Couch White, LLP and then as a solo practitioner. Ms. Helmer has advised international energy, telecommunications and industrial companies on policy and government affairs issues. In addition to serving as Chair of the New York State Public Service Commission (PSC) from 1998 to 2003, Ms. Helmer also served as Chair of the New York State Board on Electric Generation Siting and the Environment. Prior to her appointment as Chair, Ms. Helmer served as Commissioner of the Public Service Commission from 1997 until 1998 and was General Counsel to the Department of Public Service from 1995 through 1997. From 1984 through 1995, Ms. Helmer held several positions in the New York Legislature, including Counsel to the Senate Energy Committee. She also served as a board member of the New York State Energy Research and Development Authority, the New York State Environmental Board and the New York State Disaster Preparedness Commission during her tenure as Chair of the PSC. In addition, she was Vice Chair of the Electricity Committee of the National Association of Regulatory Utility Commissioners and a member of the NARUC Board of Directors. She was also appointed to serve as a member of the New York State Cyber-Security Task Force. She formerly served as a board member of the Center for Internet Security, the Center for Economic Growth, and NY Women in Communications and Energy. Ms. Helmer earned her Bachelor of Science from the State University at Albany and her Juris Doctorate from the University of Buffalo law school. She is admitted to practice law in New York. We believe Ms. Helmer’s qualifications to sit on our Board of Directors include her long history of experience with energy regulation, policy and government affairs and advising energy and industrial companies.

George C. McNamee serves as Chairman of the Company’s Board of Directors and has served as such since 1997. He was previously Chairman of First Albany Companies (now GLCH) and a Managing Partner of FA Tech Ventures, an information and energy technology venture capital firm. Mr. McNamee’s background in investment banking has given him broad exposure to many financing and merger and acquisition issues. As an executive, he has dealt with rapid- growth companies, technological change, crisis management, team building and strategy. As a public company director, Mr. McNamee has led board special committees, chaired audit committees, chaired three boards and has been an active lead director. Mr. McNamee has previously served on public company boards, including Mechanical Technology Inc. (MTI) and Home Shopping Network (HSN). He has been an early stage investor, director and mentor for private companies that subsequently went public including MapInfo (now Pitney Bowes), META Group (now Gartner Group) and iRobot Corporation, where he served as a director from 1999 to 2016 and as lead director for the last 11 of those years. He served as a NYSE director from 1999 to 2004 and chaired its foundation. In the aftermath of the 1987 stock market crash, he chaired the Group of Thirty Committee to reform the Clearance and Settlement System. Mr. McNamee has been active as a director or trustee of civic organizations including The Albany Academies and Albany Medical Center, whose Finance Committee he chaired for a dozen years. He is also a director of several private companies, a Sterling Fellow of Yale University and a Trustee of The American Friends of Eton College. He conceived and co-authored the Tales of the Hoffman, which sold over 200,000 copies.  He received his Bachelor of Arts degree from Yale University. We believe Mr. McNamee’s qualifications to sit on our Board of Directors include his experience serving on countless boards, his background in investment banking and experience with the financial sector and its regulatory bodies.

Johannes M. Roth has been a director since April 2013. Mr. Roth is the founder and, since 2006, has been Managing Director and Chairman of FiveT Capital Holding AG, an investment holding company based in Switzerland with businesses specializing in asset management, risk management and alternative investments. Since 2006, Mr. Roth has been a board member of FiveT Capital AG, Zürich, Switzerland, which advises several long-only funds and operates an asset management business for high net-worth individuals. We believe Mr. Roth’s qualifications to sit on our Board of Directors include his background in financial investments, financial and risk management and equity capital markets as well as his experience in management positions.

Xavier Pontone has been a director since October 2013. Since 2015, Mr. Pontone has been Vice President of Air Liquide Advanced Business and Technologies Europe, which develops new areas of growth for the Air Liquide Group.  Mr. Pontone is the Managing Director of Air Liquide Advanced Businesses based in Sassenage, France, since 2013.  He acts as Chairman of Fordonsgas AB, which is a company operating bio methane fueling stations in Sweden since 2014.  He is also Chairman of Copenhagen Hydrogen Newwork A/S, which is a company operating hydrogen fueling stations in Denmark since 2014.   Mr. Pontone sat on the board of directors of Hypulsion, the Company’s joint venture with Axane, S.A. (an Air Liquide subsidiary), through July 31, 2015.   As of August 1, 2015, the Company acquired 100% of Hypulsion, at which point Mr. Pontone was no longer a board member of Hypulsion.   Mr. Pontone also sits on the boards of Air Liquide Advanced Businesses and Technologies UK in the UK, Air Liquide Advanced Technologies Gmbh in Germany, Air Liquide Advanced Technologies in France, Societe des Taxis Electriques Parsiens in France, and Fonroch Biogas in France.    We believe Mr. Pontone’s qualifications to sit on our Board of Directors include his senior management experience in the hydrogen mobility and energy space in European markets.

Gregory L. Kenausis has been a director since October 2013. Mr. Kenausis is the founding partner and since 2005 has been the Chief Investment Officer of Grand Haven Capital AG, an investment firm, where he is the head of trading activity and research and is responsible for managing the fund’s structure. He is also an active board member of other boards of directors.  We believe Mr. Kenausis’s qualifications to sit on our Board of Directors include his background and senior level experience in financial investments, trading and management and equity capital markets.

Larry G. Garberding has served as a director of the Company since 1997. Mr. Garberding was a Director and Executive Vice President and Chief Financial Officer of DTE Energy Company and the Detroit Edison Company from 1990 until retiring in 2001. Mr.

Garberding was a Certified Public Accountant, a partner with a major public accounting firm, and has been on the board of several corporations, having had responsibility for financial, operational, regulatory and sales activities. Mr. Garberding received a Bachelor of Science degree in Industrial Administration from Iowa State University. We believe Mr. Garberding’s qualifications to sit on our Board of Directors include his extensive experience with power and energy companies and his background in accounting, financing and operations.

Douglas T. Hickey has served as a director of the Company since October 2011. Mr. Hickey previously sat on Plug Power’s Board from September 1, 2000 to April 24, 2006. Mr. Hickey is the former U.S. Ambassador and Commissioner General to the Milan Expo.  Prior, Mr. Hickey served as Chief Executive Officer of BinWise, Inc. from 2012 to 2014.  Prior to BinWise, from 2000 to 2011, Mr. Hickey was Managing Director at Hummer Winblad Venture Partners (HWVP), one of the nation’s leading software venture capital firms. Prior to joining HWVP, Mr. Hickey served as CEO for Critical Path, Inc., where during his tenure revenue grew from less than $1M to more than $150M and the company earned Forbes.com Number-One Fastest Growing Company Award in 2000. Mr. Hickey previously held the CEO and President position for Global Center Inc., where he grew revenue from zero to more than $50M of recurring revenue and achieved profitability. His focus on the company’s strategy enabled rapid growth, securing customers like Yahoo, Netscape and Oracle, ultimately leading to the successful sale of the company to Frontier Communications Corporation, (NASDAQ:FTR). Prior to Global Center, Mr. Hickey was CEO and President of MFS DataNet, the leading supplier of data related services to internet service providers and enterprise customers worldwide. MFS grew to more than $1 billion in revenue and subsequently completed a successful IPO and trade sale. We believe Mr. Hickey’s qualifications to sit on our Board of Directors include his extensive corporate leadership experience and his proven background growing revenue.

Luke Schneider has served as a director since March 2017.  Mr. Schneider has served as the Chief Executive Officer of Silvercar, an Austin, TX-based start-up that focuses on the rental car space and other vehicle mobility applications since early 2012.  Prior to Silvercar, Mr. Schneider was the Chief Technology Officer of Zipcar.  He served at Flexcar, as Chief Technology Officer and Vice President of Strategy.  He is an Entrepreneur-in-Residence at Austin Ventures.  He has also held various positions with Ford.  He received a Master of Business Administration, specializing in Operations and Strategy from the Tepper School of Business at Carnegie Mellon University and a Bachelor of Science degree in Mechanical Engineering from University of Texas at Austin.  We believe Mr. Schenider’s qualifications to sit on our Board of Directors include his extensive experience in helping guide companies, from start-ups to large enterprises, through major business milestones including IPOs, acquisitions, and product development.

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

Form 4s were filed late on (1) January 15, 2016 for Messrs. McNamee, Garberding, Hickey, Willis, Roth, Pontone, Kenauisis, and Ms. Helmer; (2) October 17, 2016 for Messrs. Pontone and Willis, and (3) October 18, 2016 for Messrs. McNamee, Hickey, Kenausis, Garberding, Roth and Ms. Helmer, in each case for stock grants made pursuant to the Company’s Director Compensation Policy and in accordance with the Company’s Amended and Restated 2011 Stock Option and Incentive Plan.  Form 4s were filed late on (1) August 18, 2016 for Messrs. Marsh, Middleton, Schmid, and Conway related to stock options grants made in accordance with the Company’s Amended and Restated 2011 Stock Option and Incentive Plan, and (2) December 30, 2016 for Mr. Middleton, related to stock grants made in accordance with the Company’s Amended and Restated 2011 Stock Option and Incentive Plan.

(b)     EXECUTIVE OFFICERS

The names and ages of all executive officers of the Company and the principal occupation and business experience for at least the last five years for each are set forth below. The ages of and biographical information regarding each executive officer is based on information furnished to the Company by each executive officer and is as of April 28, 2017.

Executive Officers	Age	Position
Andrew Marsh	61	President, Chief Executive Officer and Director
Paul B. Middleton	50	Senior Vice President and Chief Financial Officer
Keith C. Schmid	54	Senior Vice President and Chief Operating Officer
Gerard L. Conway, Jr.	52	General Counsel, Corporate Secretary and Senior Vice President
Jose Luis Crespo	47	Vice President, Global Sales
Martin D. Hull	49	Corporate Controller and Chief Accounting Officer

The biographies of each of the executive officers below contains information regarding the person’s service as an executive, business experience, director positions held currently or at any time during the last five years, information regarding the experiences, qualifications, attributes or skills that caused the Corporate Governance Committee and the Board of Directors to determine that the person should serve as an executive officer.

Andrew Marsh’s biographical information can be found above in this Item 10 under “DIRECTORS”.

Paul B.Middleton joined Plug Power Inc. as Senior Vice President and Chief Financial Officer in 2014. Prior to Plug Power, Mr. Middleton worked at Rogers Corp., a global manufacturer and distributor of specialty polymer composite materials and components, from 2001 to 2014. During his tenure at Rogers Corp., Mr. Middleton served in many senior financial leadership roles, including Corporate Controller and Principal Accounting Officer, Treasurer and Interim Chief Financial Officer. Prior to Rogers Corp., Mr. Middleton managed all financial administration for the tools division of Coopers Industries from 1997 to 2001. Mr. Middleton holds a Master of Science in Accounting and a BBA from the University of Central Florida. Additionally, he is a Certified Public Accountant.

Keith C. Schmid joined Plug Power Inc. as Senior Vice President and Chief Operating Officer in 2013. Mr. Schmid served as President of SPS Solutions, a power solutions and energy storage consulting firm, from 2011 to 2013. Previously, Mr. Schmid served as CEO of Boston-Power Incorporated, a provider of large format lithium ion battery solutions, in 2011, and as President and CEO of Power Distribution Incorporated, a power distribution and protection company, from 2007 to 2010. In addition, Mr. Schmid held the position of General Manager, Industrial Energy Division- Americas for Exide Technologies from 2001 to 2007. Mr. Schmid holds a Master of Science degree in Engineering and an M.B.A. from the University of Wisconsin—Madison.

Gerard L. Conway, Jr. has served as General Counsel and Corporate Secretary since September 2004 and, since March 2009, has also served as Senior Vice President. In that capacity, Mr. Conway is responsible for advising the Company on legal issues such as corporate law, securities, contracts, strategic alliances and intellectual property. He also serves as the Compliance Officer for securities matters affecting the Company. During his tenure, Mr. Conway served as Vice President of Government Relations from 2005 to June 2008 and in that capacity he advocated on energy issues, policies, legislation and regulations on the state, federal, national and international levels on behalf of the Company and the alternative energy sector. Prior to his appointment to his current position, Mr. Conway served as Associate General Counsel and Director of Government Relations for the Company beginning in July 2000. Prior to joining Plug Power, Mr. Conway spent four years as an Associate with Featherstonhaugh, Conway, Wiley & Clyne, LLP, where he concentrated in government relations, business and corporate law. Mr. Conway has more than twenty years of experience in general business, corporate real estate and government relations. Mr. Conway holds a Bachelor of Arts degree in English and Philosophy from Colgate University and a Juris Doctorate from Boston University School of Law.

Jose Luis Crespo joined the Company as Vice President of Business and International Sales in 2014. He was promoted to Vice President of Global Sales in January of 2015. Prior to joining the Company, Mr. Crespo served as Vice President of International Value Stream at Smiths Power from 2009 to 2013. Mr. Crespo holds a Masters in Business Administration from the University of Phoenix and a degree in Telecommunications Engineering from the Engineering University of Madrid, Spain.

Martin D. Hull joined Plug Power Inc. as Corporate Controller and Chief Accounting Officer in April  2015. Prior to that, he was a principal and director with the certified public accounting firm of Marvin and Company, P.C. from November 2012 to March 2015. Prior to that, Mr. Hull was with KPMG LLP, serving as partner from October 2004 to September 2012, and has a total of 24 years of public accounting experience. Mr. Hull holds a Bachelors of Business Administration with a concentration in Accounting from the University of Notre Dame. Additionally, he is a Certified Public Accountant.

Subject to any terms of any employment agreement with the Company (as described under Item 11 — EXECUTIVE COMPENSATION), each of the executive officers holds his or her respective office until the regular annual meeting of the Board of Directors following the Annual Meeting of Stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal

(c)     CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a Code of Conduct that applies to all officers, directors, employees and consultants of the Company.  The Code of Conduct is intended to comply with Item 406 of Regulation S-K of the Securities Exchange Act of 1934 and with applicable rules of The NASDAQ Stock Market, Inc.  Our Code of Conduct is posted on our Internet website under the “Investor Relations” page, under the

“Governance” section.  Our Internet website address is www.plugpower.com.  To the extent required or permitted by the rules of the SEC and NASDAQ, we will disclose amendments and waivers relating to our Code of Conduct in the same place as our website.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, annual incentive bonuses, long-term equity incentive compensation, and broad-based benefits programs. We place emphasis on pay-for-performance based incentive compensation, which is designed to reward our executives based on the achievement of predetermined performance goals. This Compensation Discussion and Analysis explains our compensation objectives, policies and practices with respect to each individual serving as our Chief Executive Officer or Chief Financial Officer during 2016 and the three most highly-compensated executive officers other than our Chief Executive Officer and Chief Financial Officer, who are collectively referred to as the “named executive officers.”

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

Independent Compensation Consultant

During 2014, Radford was retained as the Compensation Committee’s independent adviser to provide advisory services to aid the Compensation Committee in its oversight of executive compensation. Radford did not perform any other services for the Company in 2014, 2015, or 2016. The Compensation Committee provided Radford with preliminary instructions regarding the goals of our compensation program and the parameters of the competitive review of executive compensation packages to be conducted by Radford. Radford was instructed to benchmark all components of compensation for all executive officer positions, including base salary, bonus and equity compensation. The Compensation Committee also instructed Radford to review the public disclosure by our peer companies concerning their executive compensation model and guidelines and compare them to our peer companies and actual compensation practices.

Our peer companies included the following:  Argan, Ballard Power Systems, Capstone Turbine, FuelCell Energy, PowerSecure International, OPOWER, Alliance Fiber Optic Products, Ambarella, CalAmp, Electronics for Imaging, Finisar, GT Advanced Technologies, Inphi, InvenSense, iRobot, Jive Software, Maxwell Technologies, Mercury Systems, Rambus, and Synaptics.

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

Within the context of the overall objectives of our compensation programs, our Compensation Committee determined the specific amounts of compensation to be paid to each of our executives in 2016 based on a number of factors, including:

•                  Its review of the report provided by Radford in 2014 showing the amount of compensation paid our peer companies to their executives with similar roles and responsibilities;

•                  Our executives’ performance during 2016 in general and as measured against predetermined performance goals;

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

Each of the primary elements of our executive compensation is discussed in detail below, including a description of the particular element and how it fits into our overall executive compensation.  Compensation paid to our named executive officers in 2016 is discussed under each element. In the descriptions below, we have identified particular compensation objectives which we have designed our executive compensation programs to serve; however, we have designed our compensation programs to complement each other and to collectively serve all of our executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation, each element to a greater or lesser extent serves each of our objectives.

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

After a review of 2015 base salaries, and in consideration of the recommendations made by Radford, the annual base salaries of our named executive officers for 2016 and 2015 were as follows: Mr. Marsh —$600,000 in 2016 and 2015; Mr. Middleton - $375,000 in 2016 and 2015; Mr. Schmid - $391,000 in 2016 and 2015; and Mr. Conway —$280,000 in 2016 and 2015, and Mr. Crespo - $220,000 in 2016 and 2015.  Our executives’ base salaries reflect the initial base salaries that we negotiated with each of our executives at the time of his or her initial employment or promotion and our subsequent adjustments to these amounts to reflect market increases, the growth and stage of development of our Company, our executives’ performance and increased experience, any changes in our executives’ roles and responsibilities, and other factors. The initial base salaries that we negotiated with our executives were based on our understanding of the market at the time, the individual experience and skills of, and expected contribution from, each executive, the roles and responsibilities of the executive, the base salaries of our existing executives, and other factors.

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

We established target and threshold attainment levels for each of our named executive officers based on a percentage of his or her base salary. For Mr. Marsh, the target and threshold levels were both set at 100% of his base salary. For Mr. Middleton and Mr. Schmid, the target and threshold levels were set at 100% and 65%, respectively, of their base salary. For Mr. Crespo, the target and threshold levels were set at 200% and 100%, respectively, of his base salary.  For Mr. Conway, the target and threshold levels were set at 75% and 30%, respectively, of his base salary.  Because the annual incentive bonuses are payable based on the achievement of each of several different performance goals, the executive officer may earn a bonus in an amount equal to between 0% and 100% (or 0% and 200% in the case of Mr. Crespo, and 0% and 75% in the case of Mr. Conway) of his base salary given his actual performance. If a performance goal is not met, then the executive does not earn the portion of the bonus award attributable to that objective. The threshold level for each performance goal is considered challenging for the executive to attain, and the executive would meet expectations if he achieved this level. The target attainment level is considered the maximum, or target, level for each performance goal because it is most challenging for the executive to attain, and the executive would need to exceed expectations to achieve this level. The threshold and target performance attainment levels are intended to provide for correspondingly greater or lesser incentives in the event that performance is within an appropriate range above or below the target performance attainment level.

In order to link each executive’s performance to corporate-wide strategy, the executives’ individual performance goals directly correlate to our corporate milestones, which are recommended by management and adopted or modified by the Board of Directors after appropriate consideration and review. The executives’ individual performance goals are determined in the same way as the corporate milestones such that management reviews how each executive may contribute to the corporate milestones and recommends individual performance goals to the Board of Directors. The Board of Directors, after appropriate consideration and review, approves or modifies the individual performance goals. For 2016, the individual performance goals, as well as the corporate milestones, included (i) annual product order targets, (ii) revenue, (iii) gross margins and (iv) operating cash flows. Each performance goal is given a relative weighting for each executive such that the achievement of (or failure to achieve) certain objectives has a greater impact on the potential bonus award. For 2016, the goals were weighted as follows for Messrs. Marsh, Middleton, Schmid, and Conway: order targets — 25%, revenue — 25%, gross margins — 25% and strategic initiatives — 25%.  For Mr. Crespo, the goals were weighted 50% towards order targets and 50% toward revenue.  Because disclosure of the specific individual performance goals would give competitors information that could be leveraged for competitive advantage, we do not disclose these specific individual performance goals or our executives’ actual performance against such goals.

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

In 2016, Mr. Marsh earned a bonus of $300,000, or 50% of his annual base salary. Mr. Middleton earned a bonus of $187,500, or 50% of his annual base salary.  Mr. Schmid earned a bonus of $195,500, or 50% of his annual base salary. Mr. Crespo earned a bonus of $440,000, or 200% of his annual base salary.  Mr. Conway earned a bonus of $105,000, or 37.5% of his annual base salary.  Annual bonus awards made to the named executive officers in 2017 for performance in 2016 are reflected in the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table”.

Long-Term Equity Incentive Compensation

We grant long-term equity incentive awards in the form of stock options and restricted stock to executives as part of our total compensation package. Consistent with our emphasis on pay-for-performance based incentive compensation, these awards represent a significant portion of total executive compensation. Based on the stage of our Company’s development and the incentives we aim to provide to our executives, we have chosen to use either stock options or a combination of stock options and restricted stock as our long- term equity incentive awards. Our decisions regarding the amount and type of long-term equity incentive compensation and relative weighting of these awards among total executive compensation have also been based on our understanding of market practices of similarly situated companies and our negotiations with our executives in connection with their initial employment or promotion by our Company.

Additionally, the Board of Directors adopted stock ownership guidelines for executives, including the named executive officers, and these guidelines are also considered when granting long-term equity incentive awards to executives. The ownership guidelines provide a target level of Company equity holdings with which named executive officers are expected to comply within five (5) years or the date the individual is first appointed as an executive. The target stock holdings are determined as a multiple of the named executive officer’s base salary (5x for the Chief Executive Officer and 3x for the other named executive officers) and then converted to a fixed number of shares using a 200-day average stock price. The following shares count in determining compliance with the stock ownership guidelines: (i) shares owned outright by the executive or his or her immediate family members residing in the same household; (ii) shares held in the Plug Power Inc. Savings and Retirement Plan; (iii) restricted stock issued as part of an executive’s annual or other bonus whether or not vested; (iv) shares acquired upon the exercise of employee stock options; (v) shares underlying unexercised employee stock options times a factor of thirty-three percent; and (vi) shares held in trust. The named executive officers who are required to be in compliance with the stock ownership guidelines are in compliance.

Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with our Company. Stock options are earned on the basis of continued service and generally vest over three years, beginning with one-third vesting on the first anniversary of the grant date, one- third vesting on the second anniversary of the grant date and the final one-third vesting on the third anniversary of the grant date, subject to acceleration in certain circumstances. Stock option awards are made pursuant to our Amended and Restated 2011 Stock Option and Incentive Plan. Except as may otherwise be provided in the applicable stock option award agreement, stock option awards become fully exercisable upon a change of control. The exercise price of each stock option is the closing price of our common stock on the NASDAQ Capital Market as of the option grant date.

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

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion required by Item 402(b) of Regulation S-K and Analysis and discussed that analysis with Management. Based on its review and discussions with Management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment. This report on executive compensation for is provided by the undersigned members of the Compensation Committee of the Board of Directors.

Gary K. Willis (Chairman)

George C. McNamee

Douglas Hickey

Compensation Committee Interlocks and Insider Participation

During 2016, Messrs. Willis (Chairman), McNamee and Hickey served as members of the Compensation Committee. None of them had any relationship with the Company requiring disclosure under applicable rules and regulations of the SEC.

Summary Compensation

The following table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid in the last three fiscal years to the Company’s named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
			(1)	(2)	(3)	(4)
Andrew J. Marsh	2016	600,000	—	—	1,303,125	300,000	13,750	(5)	2,216,875
President, Chief	2015	600,000	—	—	1,475,000	450,000	13,766	(5)	2,538,750
Executive Officer and Director	2014	548,077	—	—	4,500,000	300,000	13,766	(5)	5,361,843

Paul B. Middleton (6)	2016	375,000	—	—	417,000	187,500	13,750	(7)	993,250
Chief Financial Officer	2015	375,000	—	—	491,750	281,250	40,750	(7)	1,188,750
and Senior Vice President	2014	43,269	263,990	141,600	727,500	—	129,510	(7)	1,305,869

Jose Luis Crespo (8)	2016	220,000	—	—	278,000	440,000	13,750	(9)	951,750
Vice President -	2015	220,000	—	—	491,750	440,000	13,750	(9)	1,165,500
Global Sales	2014	—							—

Keith Schmid	2016	391,000	—	—	347,500	195,500	13,750	(10)	947,750
Chief Operating Officer and	2015	391,000	—	—	491,750	293,250	13,750	(10)	1,189,750
Senior Vice President	2014	317,500	—	—	1,800,000	167,500	52,232	(10)	2,337,232

Gerard L. Conway, Jr.	2016	280,000	—	—	208,500	105,000	13.750	(11)	607,250
General Counsel,	2015	280,000	—	—	393,400	157,500	13,750	(11)	844,650
Corporate Secretary and Senior Vice President	2014	265,000	—	—	1,125,000	105,000	13,526	(11)	1,508,526

(1)         This column represents the dollar amount of the sign-on bonus paid to Mr. Middleton in 2014.

(2)         This column represents the aggregate grant date fair value of the stock award computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. Fair value is calculated using the closing price of Plug Power common stock on the date of grant. For additional information on stock awards, refer to note 14 of the Company’s consolidated financial statements in the Form 10-K for the year ended December 31, 2016, as filed with the SEC. These amounts reflect the Company’s accounting expense, excluding the impact of estimated forfeitures, for these awards, and do not correspond to the actual value that will be recognized by the named executives.

(3)         This column represents the aggregate grant date fair value of the option award computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. For additional information on the valuation assumptions with respect to option awards, refer to note 14 of the Company’s consolidated financial statements in the Form 10-K for the year ended December 31, 2016, as filed with the SEC. These amounts reflect the Company’s accounting expense, excluding the impact of estimated forfeitures, for these awards, and do not correspond to the actual value that will be recognized by the named executives.

(4)         This column represents the dollar amount of bonuses expected to be paid to executives under our non-equity plan.

(5)         Includes the Company’s share of contributions on behalf of Mr. Marsh to the Plug Power 401(k) savings plan in the amount of $13,250, $13,250 and $13,250, in the years ended 2016, 2015 and 2014, respectively, and payments of $500, $500, and $516 for supplemental life insurance premiums in each of the years ended December 31, 2016, 2015 and 2014, respectively.

(6)         Mr. Middleton was hired as Chief Financial Officer and Senior Vice President effective December 1, 2014.

(7)         Includes the Company’s share of contributions on behalf of Mr. Middleton to the Plug Power 401(k) savings plan in the amount of $13,250, 13,250 and $1,441 in the years ended December 31, 2016, 2015 and 2014, respectively, payment of $500, $500 and $180 for supplemental life insurance premiums in the years ended December 31, 2016, 2015 and 2014, respectively, and payment of $27,000 and $127,889 for moving and relocation expenses in the years ended December 31, 2015 and 2014.

(8)         Mr. Crespo became a named executive officer effective January 1, 2015.

(9)         Includes the Company’s share of contributions on behalf of Mr. Crespo to the Plug Power 401(k) savings plan in the amount of $13,250, $13,250 in the years ended December 31, 2016 and 2015, and payment of $500 and $500 for supplemental life insurance in the years ended December 31, 2016 and 2015.

(10)  Includes the Company’s share of contributions on behalf of Mr. Schmid to the Plug Power 401(k) savings plan in the amount of $13,250,  $13,250, and  $13,250, in the years ended December 31, 2016,  2015, and 2014, respectively, and payment of $500, $500,  and  $276, for supplemental life insurance premiums for the years ended December 31, 2016, 2015, and 2014, respectively, and payment of $38,706 for moving and relocation expenses for the year ended December 31, 2014.

(11)  Includes the Company’s share of contributions on behalf of Mr. Conway to the Plug Power 401(k) savings plan in the amount of $13,250, $13,250 and $13,250 in the years ended December 31, 2016, 2015 and 2014, respectively, payments of $500, $500, and $276 for supplemental life insurance premiums in each of the years ended December 31, 2016, 2015, and 2014, respectively.

Grants of Plan-Based Awards

				All Other
				Option
	Estimated future			Awards:		Grant Date
	payouts under			Number of	Exercise or	Fair Value
	non-equity incentive			Securities	Base Price of	of stock
	plan awards			Underlying	Option	and option
Name	Threshold ($)	Target ($)	Grant Date	Options (#)	Awards ($/Sh)	Awards
				(1)	(2)	(3)

Andrew Marsh	600,000	600,000	08/09/16	937,500	1.39	1,303,125

Paul B. Middleton	243,750	375,000	08/09/16	300,000	1.39	417,000

Jose Luis Crespo	220,000	440,000	08/09/16	200,000	1.39	278,000

Keith Schmid	254,100	391,000	08/09/16	250,000	1.39	347,500

Gerard L. Conway, Jr.	84,000	210,000	08/09/16	150,000	1.39	208,500

(1)         This column shows the number of stock options granted in 2016 to the named executives. These options generally vest and become exercisable ratably in three equal annual installments, beginning one year from the date of grant.

(2)         This column shows the per share exercise price for the stock options granted, which was the closing price of Plug Power common stock on the date of grant.

(3)         This column represents the aggregate grant date fair value of the stock awards and option awards computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. For additional information on the valuation assumptions with respect to option awards, refer to note 14 of the Company’s consolidated financial statements in the Form 10-K for the year ended December 31, 2016, as filed with the SEC. These amounts reflect the Company’s accounting expense for these awards, excluding the impact of estimated forfeitures, and do not correspond to the actual value that will be recognized by the named executives.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the holdings of stock options and stock awards by the named executive officers as of December 31, 2016. For additional information about the option awards and stock awards, see the description of equity incentive compensation in the section titled “Compensation Discussion and Analysis.”

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares Stock That Have Not Vested

Andrew Marsh	40,000	—	35.80	4/8/18	—	—
	250	—	9.50	5/20/19	—	—
	106,600	—	6.10	4/13/21	—	—
	200,000	—	2.17	12/13/21	—	—
	200,000	—	0.37	7/24/23	—	—
	666,667	333,333	5.39	7/24/24	—	—
	250,000	500,000	2.43	7/23/25	—	—
	—	937,500	1.72	9/9/26	—	—

Paul B. Middleton	166,667	83,333	3.54	12/1/24	—	—
	83,333	166,667	2.43	7/23/25	—	—
	—	300,000	1.72	9/9/26	—	—
	—	—	—	—	13,333	160,000

Keith Schmid	400,000	—	0.57	10/23/23	—	—
	266,667	133,333	5.39	7/24/24	—	—
	83,333	166,667	2.43	7/23/25	—	—
		250,000	1.72	8/9/26	—	—

Gerard L. Conway, Jr.	3,000	—	37.50	2/14/17	—	—
	2,700	—	26.00	1/24/18	—	—
	250	—	9.50	5/20/19	—	—
	41,000	—	6.10	4/13/21	—	—
	16,666	—	2.17	12/13/21	—	—
	133,333	—	0.37	7/24/23	—	—
	166,667	83,333	5.39	7/24/24	—	—
	66,667	133,333	2.43	7/23/25	—	—
	—	150,000	1.72	8/9/26	—	—

Jose Luis Crespo	133,333	66,667	4.41	2/26/24	—	—
	33,333	16,667	5.39	7/24/24	—	—
	83,333	166,667	2.43	7/23/25	—	—
		200,000	1.72	8/9/26	—	—

(1)         This column represents the number of shares that have not yet vested.

(2)         This column represents the market value of the unvested restricted stock awards using the stock price at the end of fiscal year 2016.

Option Exercises and Stock Vested in Fiscal 2016 Table

	Option awards		Stock Award
Name	Number of shares acquired on exercise	Valued realized on exercise ($)	Number of shares acquired on exercise	Valued realized on exercise ($)
Andrew Marsh	—	$—	122,222	$218,777
Gerald L. Conway, Jr.	—	$—	11,111	$19,889
Paul B. Middleton	—	$—	13,334	$18,934

Employment Agreements

The Company and Mr. Marsh are parties to an employment agreement which renews automatically for successive one-year terms unless Mr. Marsh or the Company gives notice to the contrary. Mr. Marsh receives an annual base salary of $600,000 and is eligible to: (i) receive an annual incentive bonus of up to an amount equal to one hundred percent (100%) of his annual base salary; (ii) participate in all savings and retirement plans; and (iii) participate in all benefit and executive perquisites. Mr. Marsh’s employment may be terminated by the Company with or without “Cause”, as defined in the agreement, or by Mr. Marsh for “Good Reason”, as defined in the agreement, or without “Good Reason” upon written notice of termination to the Company. If Mr. Marsh’s employment is terminated by the Company for any reason other than Cause, death or disability, or in the event that Mr. Marsh terminates his employment with the Company and is able to establish “Good Reason”, the Company is obligated to pay Mr. Marsh the sum of the following amounts:

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

The Company and Messrs. Middleton, Schmid, Conway, and Crespo are parties to Executive Employment Agreements pursuant to which if any of their employment is terminated by the Company for any reason other than “Cause”, as defined in the agreement, death or disability, or in the event that any terminates his employment with the Company and is able to establish “Good Reason”, as defined in the agreement, the Company is obligated to pay each an amount equal to his annual base salary.  In addition, as of the date of termination, any restricted stock, stock options and other stock awards held by each will accelerate vesting as if he had remained an employee for an additional twelve (12) months following the date of termination. Further, the Company is required to continue paying for a portion of health insurance for each and his eligible family members for twelve (12) months following his termination.

In addition, Messrs. Middleton, Schmid, Conway and Crespo are entitled to exercise any vested stock options for twelve (12) months following the date of termination and the Company is required to continue paying health insurance and other benefits to each and his eligible family members for twelve (12) months following his termination. The Executive Employment Agreements also provide, among other things, that if, within twelve (12) months after a “Change in Control”, as defined in the agreement, the Company terminates such executive’s employment without Cause, then such executive shall be entitled to:

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

The Company and Messrs. Marsh, Middleton, Schmid, Conway and Crespo are parties to employment agreements, respectively, that provide for a potential payment upon termination of employment other than for “Cause” as discussed above in Employment Agreements.

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

If Mr. Marsh had been terminated without cause on December 31, 2016, the approximate value of the severance package, including, as mentioned above in Employment Agreements, salary, benefits and equity awards, under his employment agreement would have been $1,093,088. If Mr. Middleton, Mr. Schmid, Mr. Conway, or Mr. Crespo had been terminated without cause on December 31, 2016, the approximate value of the severance packages, including, as mentioned above in Employment Agreements, salary, benefits and equity awards, under the employment agreement for such named executive would have been: Mr. Middleton—$689,762, Mr. Schmid—$718,685,  Mr. Conway—$465,236, and Mr. Crespo - $677,241.

The Company and Messrs. Marsh, Middleton, Schmid, Conway, and Crespo are parties to employment agreements, respectively, that provide for a potential payment upon a “Change of Control”, as discussed above in Employment Agreements. Such payments by the Company to any of the executives are subject to the executive signing a general release of claims in a form and manner satisfactory to the Company. An executive is not entitled to receive any such payment in the event he breaches the Employee Patent, Confidential Information and Non-Compete Agreement referenced in the executive’s respective agreement or any non-compete, non-solicit or non- disclosure covenants in any agreement between the Company and such executive.

We agreed to provide payments to these executives in these circumstances in order to provide a total compensation package that we believed to be competitive. Additionally, the primary purpose of our equity-based incentive awards is to align the interests of our executives and our stockholders and provide our executives with strong incentives to increase stockholder value over time. As change- in-control transactions typically represent events where our stockholders are realizing the value of their equity interests in our Company, we believe it is appropriate for our executives to share in this realization of stockholder value, particularly where their employment is terminated in connection with the change-in-control transaction. We believe that this will also help to better align the interests of our executives with our stockholders in pursuing and engaging in these transactions.

If a change-in-control had occurred on December 31, 2016 and on that date Mr. Marsh, Mr. Middleton, Mr. Schmid, Mr. Conway, or Mr. Crespo had been terminated without Cause, experienced a material negative change in his or her compensation or responsibilities or was required to be based at a location more than fifty (50) miles from his or her current work location, the value of the change-of- control payments and benefits under the employment agreements for each such named executive would have been as follows: Mr. Marsh—$3,170,973, Mr. Middleton—$672,127, Mr. Schmid—$699,460, Mr. Conway—$451,082 and Mr. Crespo - $667,216. The employment agreements provide for a modified cutback of the payments in the event that the total value of all change in control benefits exceed the maximum benefit that allows for a tax deduction for the Company under Section 280G of the Internal Revenue Code of 1986, as amended. The foregoing numbers do not reflect any cutback.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Common Stock as of April 28, 2017 (except as otherwise indicated) by:

•                  all persons known by us to have beneficially owned 5% or more of the Common Stock;

•                  each director of the Company;

•                  the named executive officers; and

•                  all directors and executive officers as a group.

The beneficial ownership of the stockholders listed below is based on publicly available information and from representations of such stockholders.

	Shares Beneficially Owned (2)
Name and Address of Beneficial Owner (1)	Number	Percentage (%)
Black Rock, Inc. (3)(1)	11,820,396	5.3%
Johannes Minoh Roth (4)	3,003,396	*
Andrew Marsh (5)	1,989,409	*
George C. McNamee (6)	994,279	*
Keith Schmid (7)	786,587	*
Gerard L. Conway, Jr. (8)	488,648	*
Gary K. Willis (9)	441,861	*
Larry G. Garberding (10)	387,714	*
Jose Luis Crespo (11)	332,236	*
Maureen O. Helmer(12)	328,777	*
Paul B. Middleton(13)	282,213	*
Douglas Hickey (14)	197,673	*
Gregory Kenausis (15)	188,073	*
Xavier Pontone (16)	136,161	*
Lucas Schneider	—	*
All executive officers and directors as a group (14 persons) (17)	9,557,027	4.3%

*        Represents less than 1% of the outstanding shares of Common Stock

(1)                 Unless otherwise indicated by footnote, the mailing address for each stockholder is c/o Plug Power Inc., 968 Albany Shaker Road, Latham, New York 12110.

(2)                 The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC and includes voting or investment power with respect to securities. Under Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership includes any shares to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of April 28, 2017, through the exercise of any warrant, stock option or other right. The inclusion in this table of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes the shares of Common Stock underlying options, warrants or other rights held by such person that are exercisable within 60 days of April 28, 2017 but excludes shares of Common Stock underlying options, warrants or other rights held by any other person. Percentage of beneficial ownership is based on 223,440,581 shares of Common Stock outstanding as of April 28, 2017. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned by the stockholder.

(3)                 Information is based on a Schedule 13G filed with the SEC on January 25, 2017.  The address of the principal business office of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(4)                Includes (a) 145,000 shares of Common Stock issuable upon exercise of outstanding options and (b) 2,782,075 shares of Common Stock issuable upon conversion of Series C Redeemable Convertible Preferred Stock owned by Five T Capital Holding AG, of which Mr. Roth is the Managing Director and Chairman, and Five More Special Situations Fund Limited, of which Mr. Roth has equity interests. Mr. Roth disclaims beneficial ownership of the shares of Series C Preferred Stock directly held by Five T Capital Holding AG and Five More Special Situations Fund Limited, except to the extent of his pecuniary interest therein, if any, and this disclosure shall not be deemed an admission that Mr. Roth is the beneficial owner of any of such shares.

(5)                 Includes 1,463,517 shares of Common Stock issuable upon exercise of outstanding options.

(6)                 Includes 202,500 shares of Common Stock issuable upon exercise of outstanding options, and 365,000 shares of Common Stock held by a family trust.

(7)                 Includes 750,000 shares of Common Stock issuable upon exercise of outstanding options.

(8)                 Includes 427,283 shares of Common Stock issuable upon exercise of outstanding options.

(9)                 Includes 179,500 shares of Common Stock issuable upon exercise of outstanding options.

(10)          Includes 190,000 shares of Common Stock issuable upon exercise of outstanding options.

(11)          Includes 316,666 shares of Common Stock issuable upon exercise of outstanding options.

(12)          Includes 173,500 shares of Common Stock issuable upon exercise of outstanding options.

(13)          Includes 250,000 shares of Common Stock issuable upon exercise of outstanding options.

(14)         Includes 161,000 shares of Common Stock issuable upon exercise of outstanding options

(15)         Includes 135,000 shares of Common Stock issuable upon exercise of outstanding options

(16)         Includes 105,000 shares of Common Stock issuable upon exercise of outstanding options

(17)         Includes 4,498,966 shares of Common Stock issuable upon exercise of outstanding options

 ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Board of Directors has adopted a related party transaction policy that requires the

Company’s General Counsel, together with outside counsel as necessary, to evaluate potential transactions between the Company and any related party prior to entering into any such transaction. Certain related party transactions may require the approval of the Board of Directors and its Audit Committee. The policy defines a “related party” as: (i) the Company’s directors or executive officers, (ii) the Company’s director nominees, (iii) security holders known to the Company to beneficially own more than 5% of any class of the Company’s voting securities, or (iv) the immediate family members of any of the persons listed in items (i) — (iii). A person’s “immediate family” includes such person’s child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law or any other person (other than a tenant or employee) sharing the household of such person.

Other than as otherwise disclosed herein, since January 1, 2016, the Company has not entered into, and there is not currently proposed, any transactions or series of similar transactions involving an amount in excess of $120,000 in which any related party had or will have a direct or indirect material interest.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Ms. Helmer and Messrs. Garberding, Schneider, McNamee, Willis, Hickey, Roth and Kenausis are independent directors as defined in Rule 5605(a)(2) under the Marketplace Rules of the National Association of Securities Dealers, Inc. (the “NASDAQ Rules”).

Audit Committee

The Audit Committee consists of Messrs. Garberding (Chair), Willis, Roth, Kenausis, and Ms. Helmer, each of which is an independent director under the NASDAQ Rules.

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

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by KPMG for the integrated audit of the Company’s annual financial statements and internal control over financial reporting and fees billed for other services rendered by KPMG:

	2016	2015
Audit Fees	$617,000	$772,250
Audit-Related Fees	$120,000	$10,500
Tax Fees	—	—
Other	—	—
Total	$737,000	$782,750

In the above table, and in accordance with SEC definitions and rules: (1) “audit fees” are fees for professional services for the audit of the Company’s consolidated financial statements included in Form 10-K, audit of the Company’s internal controls over financial reporting, review of unaudited interim consolidated financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; (2) “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; (3) “tax fees” are fees for tax compliance, tax advice, and tax planning; and (4) “all other fees” are fees for any services not included in the first three categories.

The Audit Committee approved all audit and non-audit services provided to the Company by KPMG during Fiscal 2016.

Part IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)         Exhibits:

See Exhibit Index incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUG POWER INC.

	By:	/s/ ANDREW MARSH
Andrew Marsh,
President, Chief Executive Officer and
Director
Date: May 1, 2017

Certain exhibits indicated below are incorporated by reference to documents of Plug Power on file with the Commission. Exhibits nos. 10.1, 10.5 through 10.9 and 10.13 through 10.19 represent the management contracts and compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Exhibit No. and Description
3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc.(1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc.(1)

3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc.(2)

3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc.(3)

3.5	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock.(4)

3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock.(5)

3.7	Third Amended and Restated By-laws of Plug Power Inc.(6)

3.8	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series D Redeemable Convertible Preferred Stock.(7)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power.(8)

4.2	Shareholder Rights Agreement, dated as of June 23, 2009, between Plug Power Inc. and Registrar and American Stock Transfer & Trust Company, LLC, as Rights Agent.(4)

4.3	Amendment No. 1 To Shareholder Rights Agreement.(9)

4.4	Amendment No. 2 To Shareholder Rights Agreement.(10)

4.5	Amendment No. 3 To Shareholder Rights Agreement.(11)

4.6	Amendment No. 4 To Shareholder Rights Agreement.(12)

4.7	Amendment No. 5 To Shareholder Rights Agreement.(13)

4.8	Amendment No. 6 To Shareholder Rights Agreement (7)

4.8	Form of Warrant.(14)

4.9	Form of Warrant.(15)

4.10	Form of Warrant.(5)

4.11	Form of Warrant (11)

10.1	Employee Stock Purchase Plan.(8)

10.2	Registration Rights Agreement, dated as of June 29, 2006, by and between Plug Power Inc. and Smart Hydrogen Inc.(16)

10.3	Form of Director Indemnification Agreement.(16)

10.4	Form of Director Indemnification Agreement(17)

10.5	Plug Power Executive Incentive Plan.(18)

10.6	Employment Agreement, dated as of April 7, 2008, by and between Andrew Marsh and Plug Power Inc.(19)

10.7	Executive Employment Agreement, dated as of May 5, 2008, by and between Gerard L. Conway, Jr. and Plug Power Inc.(20)

10.8	Executive Employment Agreement, dated as of October 23. 2013, by and between Keith C. Schmid and Plug Power Inc.(17)

10.9	Executive Employment Agreement, dated as of November 6, 2014, by and between Paul B. Middleton and Plug Power Inc.(21)

10.10	Standstill and Support Agreement, dated as of May 6, 2011 among Plug Power Inc., OJSC “INTER RAO UES” and OJSC “Third Generation Company of the Wholesale Electricity Market”.(22)

10.11	Master and Shareholders’ Agreement, dated as of January 24, 2012, by and between Axane S.A. and Plug Power, Inc.(23)

10.12	License Agreement dated as of February 29, 2012, by and between HyPulsion, S.A.S. and Plug Power Inc.(23)

10.13	2011 Stock Option and Incentive Plan.(22)

10.14	Amendment No. 1 to the Plug Power Inc. 2011 Stock Option and Incentive Plan(24)

10.15	Amended and Restated 2011 Stock Option and Incentive Plan.(3)

10.16	Form of Incentive Stock Option Agreement.(25)

10.17	Form of Non-Qualified Stock Option Agreement for Employees.(25)

10.18	Form of Non-Qualified Stock Option Agreement for Independent Directors.(25)

10.19	Form of Restricted Stock Award Agreement.(26)

10.20	Purchase and Sale Agreement dated as of January 24, 2013, by Plug Power Inc. and 968 Albany Shaker Road Associates, LLC(26)

10.21	Amendment to Purchase and Sale Agreement dated as of March 13, 2013 by Plug Power Inc. and 968 Albany Shaker Road Associates, LLC(26)

10.22	Securities Purchase Agreement, dated as of May 8, 2013, by and between Plug Power Inc. and Air Liquide Investissements d’Avenir et de Demonstration (13)

10.23	Registration Rights Agreement, dated as of May 16, 2013, by and between Plug Power Inc. and Air Liquide Investissements d’Avenir et de Demonstration(5)

10.24	Loan Agreement dated as of March 2, 2016 by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and Generate Lending, LLC(29)

10.25	Loan and Security Agreement dated as of June 27, 2016 by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and Hercules Capital, Inc.(30)

10.26

Loan and Security Agreement dated as of December 23, 2016 by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and NY Green Bank, a Division of the New York State Energy Research & Development Authority(31)

23.1	Consent of KPMG LLP.(27)

31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(27)

31.3 and 31.4	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(28)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(27)

101.INS	XBRL Instance Document(27)

101.SCH	XBRL Taxonomy Extension Schema Document(27)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(27)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(27)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(27)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(27)

(1)         Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008, filed with the SEC on March 16, 2009

(2)         Incorporated by reference to the Company’s current Report on Form 8-K dated May 19, 2011.

(3)         Incorporated by reference to the Company’s current Report on Form 8-K dated July 25, 2014.

(4)         Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 24, 2009.

(5)         Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013.

(6)         Incorporated by reference to the Company’s current Report on Form 8-K dated October 28, 2009.

(7)         Incorporated by reference to the Company’s current Report on Form 8-K dated December 21, 2016.

(8)         Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File Number 333-86089).

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

(11)  Incorporated by reference to the Company’s current Report on Form 8-K dated March 26, 2012.

(12)  Incorporated by reference to the Company’s current Report on Form 8-K dated February 13, 2013.

(13)  Incorporated by reference to the Company’s current Report on Form 8-K dated May 8, 2013.

(14)  Incorporated by reference to the Company’s current Report on Form 8-K dated May 24, 2011.

(15)  Incorporated by reference to the Company’s current Report on Form 8-K dated February 14, 2013.

(16)  Incorporated by reference to the Company’s current Report on Form 8-K dated June 29, 2006.

(17)  Incorporated by reference to the Company’s current Report on Form 8-K dated October 29, 2013.

(18)  Incorporated by reference to the Company’s current Report on Form 8-K dated February 15, 2007.

(19)  Incorporated by reference to the Company’s current Report on Form 8-K dated April 2, 2008.

(20)  Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008, filed with the SEC on August 7, 2008.

(21)  Incorporated by reference to the Company’s current Report on Form 8-K dated November 11, 2014

(22)  Incorporated by reference to the Company’s current Report on Form 8-K dated May 12, 2011.

(23)  Incorporated by reference to the Company’s current Report on Form 8-K dated March 21, 2012.

(24)  Incorporated by reference to the Company’s current Report on Form 8-K dated May 18, 2012.

(25)  Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 11, 2011.

(26)  Incorporated by reference to the Company’s current Report on Form 8-K dated April 1, 2013.

(27)  Previously filed with the Original Form 10-K.

(28)  Filed herewith.

(29)  Incorporated by reference to the Company’s current Report on Form 8-K dated March 4, 2016.

(30)  Incorporated by reference to the Company’s current Report on Form 8-K dated June 30, 2016.

(31)  Incorporate by reference to the Company’s current Report on Form 8-K dated December 23, 2016.