Form 10-Q
period 2017-03-31
PLUG POWER INC
filed 2017-05-09
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value of $.01 per share, outstanding as of May 9, 2017 was 223,453,239.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$11,765	$46,014
Restricted cash	14,828	11,219
Accounts receivable	6,902	11,923
Inventory	33,726	29,940
Prepaid expenses and other current assets	10,363	11,837
Total current assets	77,584	110,933

Restricted cash	39,060	43,403
Property, plant, and equipment, net of accumulated depreciation of $30,129 and $29,666, respectively	8,086	8,246
Leased property, net of accumulated depreciation of $6,083 and $4,544, respectively	61,857	54,060
Goodwill	8,422	8,291
Intangible assets, net of accumulated amortization of $1,185 and $1,032, respectively	3,844	3,933
Other assets	11,871	11,966
Total assets	$210,724	$240,832

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,046	$32,112
Accrued expenses	6,497	8,519
Accrual for loss contracts related to service	—	752
Deferred revenue	4,777	5,736
Finance obligations	21,716	14,787
Current portion of long-term debt	5,971	2,964
Other current liabilities	1,128	1,615
Total current liabilities	67,135	66,485
Deferred revenue	17,050	17,413
Common stock warrant liability	13,667	11,387
Finance obligations	25,114	29,767
Long-term debt	17,873	20,829
Other liabilities	245	241
Total liabilities	141,084	146,122
Redeemable preferred stock
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: 5,231 at March 31, 2017 and December 31, 2016	1,153	1,153
Series D redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $14,800 at March 31, 2017 and $18,500 at December 31, 2016); 5,000,000 shares authorized; Issued and outstanding: 14,800 at March 31, 2017 and 18,500 at December 31, 2016	7,778	8,469
Stockholders’ equity:
Common stock, $0.01 par value per share; 450,000,000 shares authorized; Issued (including shares in treasury): 191,780,048 at March 31, 2017 and 191,723,974 at December 31, 2016	1,918	1,917
Additional paid-in capital	1,139,956	1,137,482
Accumulated other comprehensive income	467	247
Accumulated deficit	(1,078,541)	(1,051,467)
Less common stock in treasury: 582,328 at March 31, 2017 and December 31, 2016	(3,091)	(3,091)
Total stockholders’ equity	60,709	85,088
Total liabilities, redeemable preferred stock, and stockholders’ equity	$210,724	$240,832

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Revenue:
Sales of fuel cell systems and related infrastructure	$2,197	$5,218
Services performed on fuel cell systems and related infrastructure	5,149	5,273
Power Purchase Agreements	4,311	2,706
Fuel delivered to customers	3,491	2,010
Other	87	125
Total revenue	15,235	15,332
Cost of revenue:
Sales of fuel cell systems and related infrastructure	2,286	3,898
Services performed on fuel cell systems and related infrastructure	6,566	5,783
Power Purchase Agreements	6,615	2,881
Fuel delivered to customers	4,149	2,411
Other	98	189
Total cost of revenue	19,714	15,162

Gross (loss) profit	(4,479)	170

Operating expenses:
Research and development	5,998	4,830
Selling, general and administrative	9,145	8,290
Total operating expenses	15,143	13,120

Operating loss	(19,622)	(12,950)

Interest and other expense, net	(2,137)	(474)
Change in fair value of common stock warrant liability	(2,280)	1,278

Loss before income taxes	$(24,039)	$(12,146)

Income tax benefit	—	392

Net loss attributable to the Company	$(24,039)	$(11,754)

Preferred stock dividends declared	(26)	(26)
Net loss attributable to common shareholders	$(24,065)	$(11,780)
Net loss per share:
Basic and diluted	$(0.13)	$(0.07)
Weighted average number of common shares outstanding	191,185,690	180,125,763

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2017	2016

Net loss attributable to the Company	$(24,039)	$(11,754)
Other comprehensive income - foreign currency translation adjustment	220	583
Comprehensive loss	$(23,819)	$(11,171)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2016	191,723,974	$1,917	$1,137,482	$247	582,328	$(3,091)	$(1,051,467)	$85,088
Net loss attributable to the Company	—	—	—	—	—	—	(24,039)	(24,039)
Other comprehensive income	—	—	—	220	—	—	—	220
Stock-based compensation	43,438	1	2,461	—	—	—	—	2,462
Stock dividend	12,636	—	13	—	—	—	(26)	(13)
Accretion of discount	—	—	—	—	—	—	(3,009)	(3,009)
March 31, 2017	191,780,048	$1,918	$1,139,956	$467	582,328	$(3,091)	$(1,078,541)	$60,709

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(24,039)	$(11,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	2,002	571
Amortization of intangible assets	143	145
Stock-based compensation	2,462	2,217
Amortization of debt issuance costs	147	—
Change in fair value of common stock warrant liability	2,280	(1,278)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	5,021	11,966
Inventory	(3,786)	(6,398)
Prepaid expenses and other assets	1,569	(1,816)
Accounts payable, accrued expenses, and other liabilities	(7,584)	2,423
Accrual for loss contracts related to service	(752)	(1,748)
Deferred revenue	(1,322)	(1,244)
Net cash used in operating activities	(23,859)	(6,916)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(303)	(1,889)
Purchases for construction of leased property	(9,336)	(11,747)
Net cash used in investing activities	(9,639)	(13,636)
Cash Flows From Financing Activities:
Change in restricted cash	734	(31)
Proceeds from exercise of warrants	—	109
Payments for redemption of preferred stock	(3,700)	—
Proceeds from short-term borrowing, net of transaction costs	—	23,874
Principal payments on long-term debt	(50)	—
Increase (decrease) in finance obligations	2,230	(556)
Net cash (used in) provided by financing activities	(786)	23,396
Effect of exchange rate changes on cash	35	77
(Decrease) increase in cash and cash equivalents	(34,249)	2,921
Cash and cash equivalents, beginning of period	46,014	63,961
Cash and cash equivalents, end of period	$11,765	$66,882
Other Supplemental Cash Flow Information:
Cash paid for interest	$1,902	$232

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

We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as liquid petroleum gas, or LPG, natural gas, propane, methanol, ethanol, gasoline or biofuels. Plug Power develops complete hydrogen delivery, storage and refueling solutions for customer locations. Hydrogen can also be obtained from the electrolysis of water, or produced on‑site at consumer locations through a process known as reformation. Currently the Company obtains hydrogen by purchasing it from fuel suppliers for resale to customers.

We provide and continue to develop commercially-viable hydrogen and fuel cell product solutions to replace lead‑acid batteries in material handling vehicles and industrial trucks for some of the world’s largest distribution and manufacturing businesses. We are focusing our efforts on industrial mobility applications (forklifts and electric industrial vehicles) at multi‑shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products prove valuable with telecommunications, transportation and utility customers as robust, reliable and sustainable power solutions. Our current products and services include:

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

ProGen:  ProGen is our fuel cell engine technology, under development for use in mobility and stationary fuel cell systems; and

GenFund: GenFund is a collaboration with leasing organizations to provide cost efficient and seamless financing solutions to customers.

We provide our products worldwide through our direct product sales force, and by leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks.

We were organized as a corporation in the State of Delaware on June 27, 1997.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $24.1 million for the three months ended March 31, 2017 and $57.6 million, $55.8 million, and $88.6 million for the years ended December 31, 2016, 2015, and 2014, respectively, and has an accumulated deficit of $1.1 billion at March 31, 2017.

During the three months ended March 31, 2017, cash used in operating activities was $23.9 million, consisting primarily of a net loss attributable to the Company of $24.0 million and net outflows from fluctuations in working capital and other assets and liabilities of $6.9 million, offset by the impact of noncash charges/gains of $7.0 million. The changes in working capital primarily were related to collections of accounts receivable, offset by building of inventory and management of accounts payable. As of March 31, 2017, we had cash and cash equivalents of $11.8 million and net working capital of $10.4 million. By comparison, at December 31, 2016, we had cash and cash equivalents of $46.0 million and net working capital of $44.4 million.

Net cash used in investing activities for the three months ended March 31, 2017, totaled $9.6 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash used in financing activities for the three months ended March 31, 2017 primarily resulted from redemption of Series D redeemable preferred stock, offset by increases in finance obligations and a decrease in restricted cash.  During April 2017, the Company raised $18.2 million pursuant to an At Market Issuance Sales Agreement, as discussed in Note 12, Subsequent Events.  Also during April 2017, the Company received proceeds of $18.4 million pursuant to the exercise of warrants, as discussed in Note 12, Subsequent Events.

In previous years, the Company signed sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company had sold certain fuel cell systems and hydrogen infrastructure to the financial institutions, and leased the equipment back to support certain customer locations and to fulfill its varied PPAs.  In connection with these operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s lease obligations. Cash received from customers under the PPAs

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

is used to make lease payments.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements was $41.2 million, which has been fully secured with restricted cash and pledged service escrows.

We have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings, long-term debt and project financing.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity offerings, will provide sufficient liquidity to fund operations for at least one year after the date that the financial statements are issued. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2016.

The information presented in the accompanying unaudited interim consolidated balance sheet as of December 31, 2016 has been derived from the Company’s December 31, 2016 audited consolidated financial statements. All other information has been derived from the unaudited interim consolidated financial statements of the Company.

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

During 2017 and 2016, the Company’s sale/leaseback transactions with third-party financial institutions were required to be accounted for as capital leases under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 840-40, Leases – Sale/Leaseback Transactions (ASC Subtopic 840-40).  As a result, no upfront revenue was recognized at the closing of these transactions and a finance obligation for each lease was established.  The fuel cell systems and related infrastructure that are provided to customers through these PPAs are considered leased

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

property on the accompanying unaudited interim consolidated balance sheet.  Costs to service the leased property are considered cost of PPA revenue on the accompanying unaudited interim consolidated statement of operations.

All PPAs entered into through December 31, 2015 had a corresponding sale-leaseback transaction with a third-party financial institution, which was required to be accounted for as an operating lease.  The Company accounts for sale/leaseback transactions as operating leases in accordance with ASC Subtopic 840-40.  The Company has rental expense associated with sale/leaseback agreements with financial institutions that were entered into commensurate with the PPAs.  Rental expense is recognized on a straight-line basis over the life of the agreements and is characterized as cost of PPA revenue on the accompanying unaudited interim consolidated statement of operations.

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

Cash Equivalents

Cash equivalents consist of money market accounts with an initial term of less than three months. At March 31, 2017 and December 31, 2016, cash equivalents consist of money market accounts.  For purposes of the unaudited interim consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.  The Company’s cash and cash equivalents are deposited with financial institutions located in the U.S. and may at times exceed insured limits.

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

3.  Earnings Per Share

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

The dilutive potential common shares are summarized as follows:

	At March 31,
	2017	2016
Stock options outstanding (1)	14,857,592	11,693,286
Restricted stock outstanding	13,333	204,444
Common stock warrants (2)	14,501,600	4,074,288
Preferred stock (3)	15,102,981	5,554,594
Number of dilutive potential common shares	44,475,506	21,526,612

(1)	During the three months ended March 31, 2017 and 2016, the Company granted 136,352 and 15,000 stock options, respectively.

(2)

In May 2011, the Company issued 7,128,563 warrants as part of an underwritten public offering with an exercise price of $0.93 per warrant.  As a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the number of warrants increased to 22,995,365.  Of these warrants issued in May 2011, zero and 74,188 were unexercised as of March 31, 2017 and 2016, respectively.

In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering with an exercise price of $0.15 per warrant.  Of these warrants issued in February 2013, 100 were unexercised as of March 31, 2017 and 2016.

In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering with an exercise price of $4.00 per warrant. In December 2016, as a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the exercise price of the $4.00 warrants was reduced to $0.65. Of these warrants issued in January 2014, none have been exercised as of March 31, 2017 and 2016.  During April 2017, all 4,000,000 warrants were exercised, as discussed in Note 12, Subsequent Events.

In December 2016, the Company issued 10,501,500 warrants as part of two concurrent underwritten public offerings with an exercise price of $1.50 per warrant.  Of these warrants issued in December 2016, none have been exercised as of March 31, 2017. During April 2017, all 10,501,500 warrants were exercised, as discussed in Note 12, Subsequent Events.

(3)

The preferred stock amount represents the dilutive potential common shares of the Series C and D redeemable convertible preferred stock, based on the conversion price of the preferred stock as of March 31, 2017 and 2016, respectively.  Of the 10,431 Series C redeemable preferred stock issued in May 16, 2013, 5,200 had been converted to common stock during the year ended December 31, 2013, with the remainder still outstanding.  Of the 18,500 Series D redeemable convertible preferred stock issued on December 22, 2016, 3,700 shares have been redeemed

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

during the three months ended March 31, 2017, with the remainder still outstanding. During April 2017, all of the outstanding shares were converted, as discussed in Note 12, Subsequent Events.

4.  Inventory

Inventory as of March 31, 2017 and December 31, 2016 consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials and supplies	$27,507	$26,298
Work-in-process	3,884	1,865
Finished goods	2,335	1,777
	$33,726	$29,940

Raw materials and supplies includes spare parts inventory held at service locations valued at approximately $3.6 million and $3.3 million as of March 31, 2017 and December 31, 2016, respectively.

5. Leased Property

Leased property at March 31, 2017 and December 31, 2016 consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
Leased property	$67,940	$58,604
Less: accumulated depreciation	(6,083)	(4,544)
Leased property, net	$61,857	$54,060

Depreciation expense related to leased property was $1.5 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

6.  Long-Term Debt

NY Green Bank Loan

On December 23, 2016, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a loan and security agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank), pursuant to which NY Green Bank made available to the Company a secured term loan facility in the amount of $25.0 million (Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million upon closing and incurred costs of $1.2 million.  At March 31, 2017, the outstanding principal balance under the Term Loan Facility was $25.0 million.  The fair value of the Term Loan Facility approximates the carrying value as of March 31, 2017.

Advances under the Term Loan Facility bear interest at a rate equal to the sum of (i) the LIBOR rate for the applicable interest period, plus (ii) the credit default swap index coupon for the applicable interest period, plus (iii) 6.00% per annum. The interest rate at March 31, 2017 was approximately 11.3%.  The term of the loan is three years, with a maturity date of December 23, 2019.  Estimated principal payments will approximately be $3.0 million, $8.4 million, and $13.6 million during the years ended December 31, 2017, 2018, and 2019, respectively.  These payments will be funded by restricted cash released, as described in Note 11, Commitments and Contingencies.

Interest and a varying portion of the principal amount is payable on a quarterly basis and the entire then outstanding principal balance of the Term Loan Facility, together with all accrued and unpaid interest, is due and payable on the maturity date.  On the maturity date, the Company may also be required to pay additional fees of up to $1.0 million

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

7.  Accrual for Loss Contracts Related to Service

The following table summarizes activity related to the accrual for loss contracts related to service during the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three months ended
	March 31, 2017	March 31, 2016
Beginning balance	$752	$10,050
Reductions for losses realized	(752)	(1,748)
Ending balance	$-	$8,302

8.  Redeemable Convertible Preferred Stock

In December 2016, the Company completed an offering of an aggregate of 18,500 shares of the Company’s Series D Redeemable Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”) to purchase 7,381,500 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), resulting in aggregate proceeds of approximately $15.6 million.  During the three months ended March 31, 2017, the Company redeemed 3,700 shares of the Series D Preferred Stock, at an aggregate redemption price of approximately $3.7 million.  On April 5, 2017, all of the outstanding shares of the Series D Preferred Stock were converted into an aggregate of 9,548,393 shares of Common Stock at a conversion price of $1.55.  The conversion was done at the election of the holder in accordance with the terms of the offering. No shares of Series D Redeemable Preferred Stock remain outstanding.

On January 26, 2017, Air Liquide sold an aggregate of 2,620 shares of the Company’s Series C Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) to FiveT Capital Holding AG and FiveMore Special Situations Fund Limited.  Following the sale, Air Liquide owns 2,611 shares of Series C Preferred Stock, Five T Capital Holding AG owns 1,750 shares of Series C Preferred Stock and FiveMore Special Situations Fund Limited owns 870 shares of Series C Preferred Stock.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

9.  Income Taxes

The deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

During the three months ended March 31, 2016, the Company released its liability for unrecognized tax benefits of $392 thousand, as the related statute of limitations has expired.

10.  Fair Value Measurements

The Company’s common stock warrant liability represents the only financial instrument measured at fair value on a recurring basis in the unaudited interim consolidated balance sheets.  The fair value measurement is determined by using Level 3 inputs due to the lack of active and observable markets that can be used to price identical assets.  Level 3 inputs are unobservable inputs and should be used to determine fair value only when observable inputs are not available.  Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

Fair value of the common stock warrant liability is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants:

Three months ended
	March 31, 2017	March 31, 2016
Risk-free interest rate	1.01% - 2.01%	0.30% - 1.04%
Volatility	62.0% - 105.20%	56.47% - 108.92%
Expected average term	0.89 - 5.23	0.17 - 2.79

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

The following table shows the activity in the common stock warrant liability (in thousands):

	Three months ended
Common stock warrant liability	March 31, 2017	March 31, 2016
Beginning of period	$11,387	$5,735
Change in fair value of common stock warrants	2,280	(1,278)
Exercise of common stock warrants	—	(140)
End of period	$13,667	$4,317

11.  Commitments and Contingencies

Operating Leases

As of March 31, 2017 and December 31, 2016, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also Note 1) as summarized below.  These leases expire over the next six years. Minimum rent payments under operating

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2017 are (in thousands):

	As Lessor	As Lessee
Remainder of 2017	$13,882	$9,256
2018	18,510	12,125
2019	18,313	10,936
2020	17,157	9,802
2021	12,922	5,535
2022 and thereafter	4,193	759
Total future minimum lease payments	$84,977	$48,413

Rental expense for all operating leases was $3.3 million for the three months ended March 31, 2017 and 2016.

At March 31, 2017 and December 31, 2016, prepaid rent and security deposits associated with sale/leaseback transactions were $11.7 million and $11.8 million, respectively.  At March 31, 2017, $1.9 million of the amount is included in prepaid expenses and other current assets and $9.8 million was included in other assets on the unaudited interim consolidated balance sheet.  At December 31, 2016, $1.9 million of this amount was included in prepaid expenses and other current assets and $9.9 million was included in other assets on the consolidated balance sheet.

Finance Obligations

During the three months ended March 31, 2017, the Company entered into a sale/leaseback transaction, which was accounted for as a capital lease and reported as part of finance obligations on the Company’s unaudited interim consolidated balance sheet.  The outstanding balance of these finance obligations at March 31, 2017 was $32.2 million.  The fair value of the finance obligation approximates the carrying value as of March 31, 2017.

Future minimum lease payments under non-cancelable capital leases (with initial or remaining lease terms in excess of one year) as of March 31, 2017 are (in thousands):

	Total	Imputed	Net Present
	Payments	Interest	Value
Remainder of 2017	$16,631	$3,236	$13,395
2018	11,817	2,162	9,655
2019	3,600	1,499	2,101
2020	3,600	1,135	2,465
2021	3,600	711	2,889
2022 and thereafter	1,908	175	1,733
Total future minimum lease payments	$41,156	$8,918	$32,238

In prior years, the Company received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at March 31, 2017 and December 31, 2016 is $12.3 million and $12.8 million, respectively.  The amount is amortized using the effective interest method.  The fair value of this finance obligation approximates the carrying value as of March 31, 2017.

The Company has a capital lease associated with its property in Latham, New York.  Liabilities relating to this agreement of $2.3 million and $2.4 million have been recorded as a finance obligation, in the accompanying unaudited

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

interim consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.  The fair value of this finance obligation approximates the carrying value as of March 31, 2017.

Restricted Cash

The Company has entered into sale/leaseback agreements associated with its products and services.  In connection with these agreements, cash of $52.9 million is required to be restricted as security and will be released over the lease term. The Company has additional letters of credit backed by security deposits as disclosed in the Operating Leases section above.

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

At March 31, 2017, one customer comprises approximately 35.6% of the total accounts receivable balance. At December 31, 2016, two customers comprise approximately 59.9% of the total accounts receivable balance, with each customer individually representing 40.0% and 19.9% of total accounts receivable, respectively.

For the three months ended March 31, 2017, 53.4% of total consolidated revenues were associated primarily with Walmart. For the three months ended March 31, 2016, 47.7% of total consolidated revenues were associated primarily with Walmart.

12. Subsequent Events

Exercise of Common Stock Warrants

On April 12, 2017, the Company and Tech Opportunities LLC (“Tech Opps”) entered into an agreement, pursuant to which Tech Opps exercised in full its warrants to purchase an aggregate of 10,501,500 shares of Common Stock, at an exercise price of $1.50 per share, and the Company issued to Tech Opps warrants to acquire up to 5,250,750 shares of common stock at an exercise price of $2.69 per share.  The aggregate cash exercise price paid to the Company pursuant to the exercise of the existing warrants was $15.8  million.

During April 2017, the 4,000,000 warrants issued in January 2014 as part of an underwritten public offering with Heights Capital Management Inc., were exercised in full to purchase an aggregate of 4,000,000 shares of Common Stock, at an exercise price negotiated to be $0.65 per share.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Conversion of Series D Preferred Stock

On April 5, 2017, all of the outstanding shares of  Series D Preferred Stock, were converted into an aggregate of 9,548,393 shares of Common Stock, at a conversion price of $1.55.  The conversion was done at the election of the holder in accordance with the terms of the offering. No shares of Series D Preferred Stock remain outstanding.

Amazon.com, Inc. Transaction Agreement

On April 4, 2017, the Company and Amazon.com, Inc. (“Amazon”) entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant to acquire up to 55,286,696 shares of Common Stock, subject to certain vesting events (the “Warrant Shares”). The Company and Amazon entered into the Transaction Agreement in connection with existing commercial agreements between the Company and Amazon with respect to the deployment of the Company’s GenKey fuel cell technology at Amazon distribution centers. The existing commercial agreements contemplate future purchase orders for the Company’s fuel cell technology. The vesting of the warrant shares, is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements.

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co., as sales agent (“FBR”), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million.  During April 2017, the Company issued 8,067,152 shares of Common Stock and raised net proceeds, after underwriting discounts and commissions and other fees and expenses, of $18.2 million, pursuant to the Sales Agreement.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2016.  In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and might never achieve or maintain profitability; the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis; the risk that unit orders will not ship, be installed and/or converted to revenue, in whole or in part; the risk that a loss of one or more of our major customers could result in a material adverse effect on our financial condition; the risk that a sale of a significant number of shares of stock could depress the market price of our common stock; the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability; the risk of potential losses related to any product liability claims or contract disputes; the risk of loss related to an inability to maintain an effective system of internal controls; our ability to attract and maintain key personnel; the risks related to the use of flammable fuels in our products; the risk that pending orders may not convert to purchase orders, in whole or in part; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers; the ability to achieve the forecasted gross margin on the sale of our products; the cost and availability of fuel and fueling infrastructures for our products; the risk of elimination of government subsidies and economic incentives for alternative energy products; market acceptance of our products and services, including GenDrive units; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully market, distribute and service our products and services internationally; our ability to improve system reliability for our products; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; the risks associated with potential future acquisitions; the volatility of our stock price; and other risks and uncertainties discussed under Item IA—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed March 10, 2017.  Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

We provide and continue to develop commercially-viable hydrogen and fuel cell product solutions to replace lead‑acid batteries in material handling vehicles and industrial trucks for some of the world’s largest distribution and manufacturing businesses. We are focusing our efforts on industrial mobility applications (forklifts and electric industrial vehicles) at multi‑shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products prove valuable with telecommunications, transportation and utility customers as robust, reliable and sustainable power solutions. Our current products and services include:

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

ProGen:  ProGen is our fuel cell engine technology, under development for use in mobility and stationary fuel cell systems; and

GenFund: GenFund is a collaboration with leasing organizations to provide cost efficient and seamless financing solutions to customers.

We provide our products worldwide through our direct product sales force, and by leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks.

Recent Developments

Exercise of Common Stock Warrants

On April 12, 2017, the Company and Tech Opportunities LLC (“Tech Opps”) entered into an agreement, pursuant to which Tech Opps exercised in full its warrants to purchase an aggregate of 10,501,500 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $1.50 per share, and the Company issued to Tech Opps warrants to acquire up to 5,250,750 shares of common stock at an exercise price of $2.69 per share.  The aggregate cash exercise price paid to the Company pursuant to the exercise of the existing warrants was $15.8 million.

During April 2017, the 4,000,000 warrants issued in January 2014 as part of an underwritten public offering with Heights Capital Management Inc., were exercised in full to purchase an aggregate of 4,000,000 shares of Common Stock, at an exercise price negotiated to be $0.65 per share.

Conversion of Series D Preferred Stock

On April 5, 2017, all of the outstanding shares of the Company’s Series D Redeemable Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), were converted into an aggregate of 9,548,393 shares of Common Stock, at a conversion price of $1.55.  The conversion was done at the election of the holder in accordance with the terms of the offering. No shares of Series D Preferred Stock remain outstanding.

Amazon.com, Inc. Transaction Agreement

On April 4, 2017, the Company and Amazon.com, Inc. (“Amazon”) entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant to acquire up to 55,286,696 shares of Common Stock, subject to certain vesting events (the “Warrant Shares”). The Company and Amazon entered into the Transaction Agreement in connection with existing commercial agreements between the Company and Amazon with respect to the deployment of the Company’s GenKey fuel cell technology at Amazon distribution centers. The existing commercial agreements contemplate future purchase orders for the Company’s fuel cell technology. The vesting of the warrant shares, is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements.

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co., as sales agent (“FBR”), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million.  During April 2017, the Company issued 8,067,152 shares of Common Stock and raised net proceeds after underwriting discounts and commissions and other fees and expenses of $18.2 million, pursuant to the Sales Agreement.

Results of Operations

Revenue, cost of revenue, gross profit/(loss) and gross margin for the three months ended March 31, 2017 and 2016, were as follows (in thousands):

	Three Months Ended
	March 31,
		Cost of	Gross	Gross
	Revenue	Revenue	Profit/(Loss)	Margin
For the three months ended March 31, 2017:
Sales of fuel cell systems and related infrastructure	$2,197	$2,286	$(89)	(4.1)%
Services performed on fuel cell systems and related infrastructure	5,149	6,566	(1,417)	(27.5)%
Power Purchase Agreements	4,311	6,615	(2,304)	(53.4)%
Fuel delivered to customers	3,491	4,149	(658)	(18.8)%
Other	87	98	(11)	(12.6)%
Total	$15,235	$19,714	$(4,479)	(29.4)%
For the three months ended March 31, 2016:
Sales of fuel cell systems and related infrastructure	$5,218	$3,898	$1,320	25.3%
Services performed on fuel cell systems and related infrastructure	5,273	5,783	(510)	(9.7)%
Power Purchase Agreements	2,706	2,881	(175)	(6.5)%
Fuel delivered to customers	2,010	2,411	(401)	(20.0)%
Other	125	189	(64)	(51.2)%
Total	$15,332	$15,162	$170	1.1%

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

Revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2017 decreased $3.0 million or 57.9%, to $2.2 million from $5.2 million for the three months ended March 31, 2016. There were 34 units recognized as revenue for the three months ended March 31, 2017, compared to 160 for the three months ended March 31, 2016, representing the largest cause for the decrease in revenue from sales of fuel cell systems and related infrastructure. An additional 405 units were shipped during the three months ended March 31, 2017 and held as leased assets. As such, the Company will recognize revenue on these units over the life of the related PPA under “Power Purchase Agreements” in the Consolidated Statement of Operations. No sales associated with hydrogen installations occurred during the three months ended March 31, 2017, however two sites were constructed and held as leased assets. There were also no sales associated with hydrogen installations for the three months ended March 31, 2016.  Sales of GenSure units decreased $0.8 million to $1.2 million in the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.  At March 31, 2017, there were 8,818 fuel cell units and 30 hydrogen installations under extended maintenance contracts, an increase of 1.4% and 30.4% from 8,695 and 23 at March 31, 2016, respectively.

Revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2017 decreased $0.1 million or 2.4%, to $5.1 million from $5.3 million for the three months ended March 31, 2016. The number of units under extended maintenance contracts at March 31, 2017 was slightly higher than March 31, 2016, however, revenue decreased due to less billable incidents and nonrecurring revenue in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  The equipment and service can be associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can retain the equipment as leased property and provide it to customers under PPAs.  At March 31, 2017, there were 27 GenKey sites associated with PPAs, as compared to 17 at March 31, 2016.

Power Purchase Agreements for the three months ended March 31, 2017 increased $1.6 million or 59.3%, to $4.3 million from $2.7 million for the three months ended March 31, 2016. The increase is due to the increased number of sites the Company has deployed with these types of arrangements.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen, which is then sold to its customers.  At March 31, 2017, there were 42 sites associated with fuel contracts, as compared to 25 at March 31, 2016.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Revenue associated with fuel delivered to customers for the three months ended March 31, 2017 increased $1.5 million or 73.7%, to $3.5 million from $2.0 million for the three months ended March 31, 2016. The increase in revenue is due to an increase of sites taking fuel deliveries at March 31, 2017, compared to March 31, 2016.

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

Other revenue for the three months ended March 31, 2017 decreased $38 thousand, or 30.4%, to $87 thousand from $125 thousand for the three months ended March 31, 2017. During the three months ended March 31, 2017, the Company’s other revenue was associated with a research & development project with the European Union. The Company had no revenue associated with a customer stack development program as it did in the three months ended March 31, 2016 which was for $125 thousand.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2017 decreased 41.4%, or $1.6 million, compared to the three months ended March 31, 2016, driven by the decrease in revenue.  Gross margin generated from sales of fuel cell systems and related infrastructure was (4.1%) for the three months ended March 31, 2017, down from 25.3% for the three months ended March 31, 2016, due to loss of leverage on fixed costs, caused by fewer unit shipments during the three months ended March 31, 2017 compared to the same period in 2016.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts.  On March 31, 2017, there were 8,818 fuel cell units and 30 hydrogen installations under extended maintenance contracts, an increase of 1.4% and 30.4% from 8,695 and 23 on March 31, 2016, respectively.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2017 increased 13.5%, or $0.8 million, to $6.6 million, compared to the three months ended March 31, 2016 of $5.8 million.  Gross margin worsened to (27.5%) for the three months ended March 31, 2017 from (9.7%) for the three months ended March 31, 2016. The change versus the prior year is due to ramp up and commercialization costs incurred that are associated with the launch of new configurations in 2016.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for leased equipment and service used to fulfill the PPAs.  Leased units are primarily associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.  At March 31, 2017, there were 27 GenKey sites associated with PPAs, as compared to 17 at March 31, 2016.

Cost of revenue from Power Purchase Agreements for the three months ended March 31, 2017 increased $3.7 million, or 129.6%, to $6.6 million from $2.9 million for the three months ended March 31, 2016. The increase was a result of the increase in the number of customer sites party to these agreements. Gross margin declined to (53.4)% at March 31, 2017 from (6.5)% at March 31, 2016, due primarily to increases in depreciation of capitalized leased asset costs related to sites associated with capital leases of $1.3 million, as well as costs to maintain them, including costs associated with new configurations, as explained above, of $2.2 million.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen and separately sells to its customers upon delivery.  As of March 31, 2017, there were 42 sites under contract receiving molecule delivery, as compared to 25 at March 31, 2016.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Cost of revenue from fuel delivered to customers for the three months ended March 31, 2017 increased $1.7 million, or 72.1%, to $4.1 million from $2.4 million for the three months ended March 31, 2016.  The increase is due primarily to higher volume of liquid hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements.  Gross margin percent improved to (18.8%) during the three months ended March 31, 2017 from (20.0%) during the three months ended March 31 2016 due to improved system efficiencies and better pricing initiatives.

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

Cost of other revenue for the three months ended March 31, 2017 decreased $91 thousand, or 48.1%, to $98 thousand from $189 thousand for the three months ended March 31, 2016.  The Company had no costs associated with a customer stack development program as it did in the three months ended March 31, 2016. The entire cost of other revenue in the period is related to the research & development project with the European Union.

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

Research and development expense for the three months ended March 31, 2017 increased $1.2 million, or 24.2% to $6.0 million, from $4.8 million for the three months ended March 31, 2016.  This increase was primarily related to an increase in development of ProGen, personnel related expenses from higher headcount, focused on refinement of hydrogen infrastructure design, multiple product cost-down programs and prototyping for stack performance enhancement.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2017, increased $0.9 million, or 10.3% from $9.1 million, from $8.3 million for the three months ended March 31, 2016.  This increase primarily due to costs associated with increased headcount and increased insurance costs.

Interest and other expense (income), net. Interest and other expense, net consists of interest and other expenses related to interest on our short-term borrowing, long-term debt, obligations under capital lease and our finance obligations, as well as foreign currency exchange gain (loss), offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, note receivable, and other income.  During 2016, the Company entered into a series of capital leases with Generate Lending LLC. In December 2016, the Company entered into a loan and security agreement with NY Green Bank.

Net interest and other expense for the three months ended March 31, 2017, increased $1.7 million as compared to the three months ended March 31, 2016.  The increase is attributed to interest on the various financing structures described above, offset by interest and other income which remained relatively insignificant for the three months ended March 31, 2017.

Change in fair value of common stock warrant liability. The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three months ended March 31, 2017 resulted in an increase in the associated warrant liability of $2.3 million as compared to a decrease of $1.3 million for the three months ended March 31, 2016.  These variances are primarily due to changes in the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $24.1 million for the three months ended March 31, 2017 and $57.6 million, $55.8 million and $88.6 million for the years ended December 31, 2016, 2015, and 2014, respectively, and had an accumulated deficit of $1.1 billion at March 31, 2017.

During the three months ended March 31, 2017, cash used in operating activities was $23.9 million, consisting primarily of a net loss attributable to the Company of $24.0 million and net outflows from fluctuations in working capital and other assets and liabilities of $6.9 million, offset by the impact of noncash charges/gains of $7.0 million. The changes in working capital primarily were related to collections of accounts receivable, offset by building of inventory and management of accounts payable. As of March 31, 2017, we had cash and cash equivalents of $11.8 million and net working capital of $10.4 million. By comparison, at December 31, 2016, we had cash and cash equivalents of $46.0 million and net working capital of $44.4 million.

Net cash used in investing activities for the three months ended March 31, 2017, totaled $9.6 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash used in financing activities for the three months ended March 31, 2017 primarily resulted from redemption of Series D redeemable preferred stock, offset by increases in finance obligations and a decrease in restricted cash.  During April 2017, the Company raised $18.2 million pursuant to an At Market Issuance Sales Agreement.  Also during April 2017, the Company received proceeds of $18.4 million pursuant to the exercise of warrants.

In previous years, the Company signed sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company had sold certain fuel cell systems and hydrogen infrastructure to the financial institutions, and leased the equipment back to support certain customer locations and to fulfill its varied PPAs.  In connection with these operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s lease obligations. Cash received from customers under the PPAs is used to make lease payments.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements was $41.2 million, which has been fully secured with restricted cash and pledged service escrows.

New York Green Bank Loan

On December 23, 2016, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a loan and security agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority, (NY Green Bank), pursuant to which NY Green Bank made available to the Company a secured term loan facility in the amount of $25.0 million (Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million upon closing and incurred costs of $1.2 million.  At March 31, 2017, the outstanding principal balance under the Term Loan Facility was $25.0 million.  The fair value of the Term Loan Facility approximates the carrying value as of March 31, 2017.

Advances under the Term Loan Facility bear interest at a rate equal to the sum of (i) the LIBOR rate for the applicable interest period, plus (ii) the credit default swap index coupon for the applicable interest period, plus (iii) 6.00% per annum. The interest rate at March 31, 2017 was approximately 11.3%.  The term of the loan is three years, with a maturity date of December 23, 2019.  Estimated principal payments will approximately be $3.0 million, $8.4 million, and $13.6 million during the years ended December 31, 2017, 2018, and 2019, respectively.  These payments will be funded by restricted cash released, as described in Note 11, Commitments and Contingencies.

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

Redeemable Preferred Stock

In December 2016, the Company completed an offering of an aggregate of 18,500 shares of Series D Preferred Stock to purchase 7,381,500 shares of common stock, result in aggregate proceeds of approximately $15.6 million.  During the three months ended March 31, 2017, the Company redeemed 3,700 shares of the Series D Preferred Stock, at an aggregate redemption price of approximately $3.7 million.  On April 5, 2017, all of the outstanding shares of the Series D Preferred Stock were converted into an aggregate of 9,548,393 shares of the Company’s common stock at a conversion price of $1.55.  The conversion was done at the election of the holder in accordance with the terms of the offering. No shares of Series D redeemable preferred stock remain outstanding.

On January 26, 2017, Air Liquide sold an aggregate of 2,620 shares of the Company’s Series C Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) to FiveT Capital Holding AG and FiveMore Special Situations Fund Limited.  Following the sale, Air Liquide owns 2,611 shares of Series C Preferred Stock, Five T Capital Holding AG owns 1,750 shares of Series C Preferred Stock and FiveMore Special Situations Fund Limited owns 870 shares of Series C Preferred Stock.

We have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings, long-term debt and project financing.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity offerings, will provide sufficient liquidity to fund operations for at least the next twelve months. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

Several key indicators of liquidity are summarized in the following table (in thousands):

	Three months	Year
	ended or at	ended or at
	March 31, 2017	December 31, 2016
Cash and cash equivalents at end of period	$11,765	$46,014
Restricted cash at end of period	53,888	54,622
Working capital at end of period	10,449	44,448
Net loss attributable to common shareholders	24,065	57,591
Net cash used in operating activities	23,859	29,636
Purchases of property, plant and equipment and leased property	9,639	58,075
Net cash (used in) provided by financing activities	(786)	69,885

Operating Leases

As of March 31, 2017, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash as summarized below.  These leases expire over the next six years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2017 are (in thousands):

	As Lessor	As Lessee
Remainder of 2017	$13,882	$9,256
2018	18,510	12,125
2019	18,313	10,936
2020	17,157	9,802
2021	12,922	5,535
2022 and thereafter	4,193	759
Total future minimum lease payments	$84,977	$48,413

Finance Obligations

During the three months ended March 31, 2017, the Company entered into sale/leaseback transactions, which were accounted for as capital leases and reported as part of finance obligations on the Company’s unaudited interim consolidated balance sheet.  The outstanding balance of these finance obligations at March 31, 2017 was $32.2 million.  The fair value of the finance obligation approximates the carrying value as of March 31, 2017.

Future minimum lease payments under non-cancelable capital leases (with initial or remaining lease terms in excess of one year) as of March 31, 2017 are (in thousands):

	Total	Imputed	Net Present
	Payments	Interest	Value
Remainder of 2017	$16,631	$3,236	$13,395
2018	11,817	2,162	9,655
2019	3,600	1,499	2,101
2020	3,600	1,135	2,465
2021	3,600	711	2,889
2022 and thereafter	1,908	175	1,733
Total future minimum lease payments	$41,156	$8,918	$32,238

In prior years, the Company received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at March 31, 2017 and December 31, 2016 is $12.3 million and $12.8 million, respectively.  The amount is amortized using the effective interest method.  The fair value of this finance obligation approximates the carrying value as of March 31, 2017.

The Company has a capital lease associated with its property in Latham, New York.  Liabilities relating to this agreement of $2.3 million and $2.4 million have been recorded as a finance obligation, in the accompanying unaudited interim consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.  The fair value of this finance obligation approximates the carrying value as of March 31, 2017.

Restricted Cash

The Company has entered into sale/leaseback agreements associated with its products and services.  In connection with these agreements, cash of $52.9 million is required to be restricted as security and will be released over the lease term. The Company has additional letters of credit backed by security deposits as disclosed in the Operating Leases section above.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”, as well as a discussion of significant accounting policies included in Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements, both of which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

(a)  Disclosure controls and procedures.

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

Item 1A - Risk Factors

Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (2)

3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power. (3)

3.5	Third Amended and Restated By-laws of Plug Power Inc. (4)

3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (5).

3.7	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock (6)

3.8	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series D Redeemable Convertible Preferred Stock (7)

3.9	Certificate of Correction to Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. dated as of December 21, 2016 (8)

3.10	At Market Issuance Sales Agreement, dated April 3, 2017, by and between Plug Power Inc. and FBR Capital Markets & Co. (9)

3.11	Warrant to Purchase Common Stock, issued April 4, 2017, by and between Plug Power Inc. and Amazon.com NV Investment Holdings LLC (10)

3.12	Transaction Agreement, dated as of April 4, 2017, by between Plug Power Inc. and Amazon.com, Inc. (10)

3.13	Warrant to Purchase Common Stock, issued April 12, 2017, by and between Plug Power Inc. and Tech Opportunities LLC (11)

3.14	Warrant Exercise Agreement, dated as of April 12, 2017, by and between Plug Power Inc. and Tech Opportunities LLC (11)

31.1 and 31.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (12)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

101.INS*	XBRL Instance Document (12)
101.SCH*	XBRL Taxonomy Extension Schema Document (12)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (12)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (12)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (12)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (12)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.

(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 19, 2011.

(3)	Incorporated by reference to the Company’s current Report on Form 8-K dated July 25, 2014.

(4)	Incorporated by reference to the Company’s current Report on Form 8-K dated November 2, 2009.

(5)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 24, 2009.

(6)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013.

(7)	Incorporated by reference to the Company’s current Report on Form 8-K dated December 21, 2016.

(8)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2016.

(9)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 3, 2017.

(10)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 5, 2017.

(11)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 12, 2017.

(12)	Filed herewith.

*Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Interim Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Interim Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016; (iii) Interim Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2017 and 2016; (iv) Interim Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2017; (v) Interim Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016; and (vi) related notes, tagged as blocks of text.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 9, 2017	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)