Form 10-Q
period 2017-06-30
PLUG POWER INC
filed 2017-08-08
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE  30, 2017

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

The number of shares of common stock, par value of $.01 per share, outstanding as of August 8, 2017 was 224,730,644.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$2,090	$46,014
Restricted cash	14,830	11,219
Accounts receivable	15,268	11,923
Inventory	42,703	29,940
Prepaid expenses and other current assets	13,126	11,837
Total current assets	88,017	110,933

Restricted cash	37,202	43,403
Property, plant, and equipment, net of accumulated depreciation of $30,594 and $29,666, respectively	8,375	8,246
Leased property, net of accumulated depreciation of $7,799 and $4,544, respectively	70,293	54,060
Goodwill	9,006	8,291
Intangible assets, net of accumulated amortization of $1,382 and $1,032, respectively	3,926	3,933
Other assets	11,761	11,966
Total assets	$228,580	$240,832

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,149	$32,112
Accrued expenses	6,336	8,519
Accrual for loss contracts related to service	—	752
Deferred revenue	5,050	5,736
Finance obligations	21,197	14,787
Current portion of long-term debt	5,383	2,964
Other current liabilities	995	1,615
Total current liabilities	67,110	66,485
Deferred revenue	17,312	17,413
Common stock warrant liability	3,779	11,387
Finance obligations	22,743	29,767
Long-term debt	17,955	20,829
Other liabilities	261	241
Total liabilities	129,160	146,122

Redeemable preferred stock
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: 5,231 at June 30, 2017 and December 31, 2016	1,153	1,153
Series D redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $0 at June 30, 2017 and $18,500 at December 31, 2016); 5,000,000 shares authorized; Issued and outstanding: none at June 30, 2017 and 18,500 at December 31, 2016	—	8,469
Stockholders’ equity:
Common stock, $0.01 par value per share; 450,000,000 shares authorized; Issued (including shares in treasury): 225,295,596 at June 30, 2017 and 191,723,974 at December 31, 2016	2,253	1,917
Additional paid-in capital	1,215,879	1,137,482
Accumulated other comprehensive income	1,403	247
Accumulated deficit	(1,118,177)	(1,051,467)
Less common stock in treasury: 582,328 at June 30, 2017 and December 31, 2016	(3,091)	(3,091)
Total stockholders’ equity	98,267	85,088
Total liabilities, redeemable preferred stock, and stockholders’ equity	$228,580	$240,832

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Sales of fuel cell systems and related infrastructure	$8,560	$9,121	$10,757	$14,339
Services performed on fuel cell systems and related infrastructure	5,049	5,360	10,198	10,633
Power Purchase Agreements	4,945	3,062	9,256	5,768
Fuel delivered to customers	3,986	2,638	7,477	4,648
Other	64	278	151	403
Gross revenue	22,604	20,459	37,839	35,791
Provision for common stock warrants	(1,820)	—	(1,820)	—
Net revenue	20,784	20,459	36,019	35,791
Cost of revenue:
Sales of fuel cell systems and related infrastructure	6,441	8,043	8,727	11,941
Services performed on fuel cell systems and related infrastructure	5,068	5,926	11,634	11,709
Provision for loss contracts related to service	—	(1,071)	—	(1,071)
Power Purchase Agreements	7,450	3,616	14,065	6,497
Fuel delivered to customers	5,303	3,208	9,452	5,619
Other	65	353	163	542
Total cost of revenue	24,327	20,075	44,041	35,237

Gross (loss) profit	(3,543)	384	(8,022)	554

Operating expenses:
Research and development	6,625	5,201	12,623	10,031
Selling, general and administrative	17,904	8,559	27,049	16,849
Total operating expenses	24,529	13,760	39,672	26,880

Operating loss	(28,072)	(13,376)	(47,694)	(26,326)

Interest and other expense, net	(2,251)	(1,208)	(4,388)	(1,682)
Change in fair value of common stock warrant liability	(12,296)	1,456	(14,576)	2,734

Loss before income taxes	$(42,619)	$(13,128)	$(66,658)	$(25,274)

Income tax benefit	—	—	—	392

Net loss attributable to the Company	$(42,619)	$(13,128)	$(66,658)	$(24,882)

Preferred stock dividends declared and accretion of discount	(26)	(26)	(3,061)	(52)
Net loss attributable to common shareholders	$(42,645)	$(13,154)	$(69,719)	$(24,934)
Net loss per share:
Basic and diluted	$(0.19)	$(0.07)	$(0.34)	$(0.14)
Weighted average number of common shares outstanding	220,310,678	180,282,904	205,748,184	180,204,334

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss attributable to the Company	$(42,619)	$(13,128)	$(66,658)	$(24,882)
Other comprehensive income (loss) - foreign currency translation adjustment	936	(289)	1,156	294
Comprehensive loss	$(41,683)	$(13,417)	$(65,502)	$(24,588)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2016	191,723,974	$1,917	$1,137,482	$247	582,328	$(3,091)	$(1,051,467)	$85,088
Net loss attributable to the Company	—	—	—	—	—	—	(66,658)	(66,658)
Other comprehensive income	—	—	—	1,156	—	—	—	1,156
Stock-based compensation	69,254	1	4,791	—	—	—	—	4,792
Stock dividend	37,809	—	52	—	—	—	(52)	—
Public offerings, common stock, net	9,314,666	93	20,591	—	—	—	—	20,684
Conversion of preferred stock	9,548,393	96	7,682	—	—	—	—	7,778
Stock option exercises	100,000	1	36	—	—	—	—	37
Exercise of warrants, net of warrants issued	14,501,500	145	39,741	—	—	—	—	39,886
Provision for common stock warrants	—	—	8,513	—	—	—	—	8,513
Accretion of discount	—	—	(3,009)	—	—	—	—	(3,009)
June 30, 2017	225,295,596	$2,253	$1,215,879	$1,403	582,328	$(3,091)	$(1,118,177)	$98,267

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(66,658)	$(24,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	4,183	1,528
Amortization of intangible assets	290	295
Stock-based compensation	4,792	4,377
Amortization of debt issuance costs	296	307
Provision for common stock warrants	8,513	—
Loss on disposal of leased property	—	41
Provision for loss contracts related to service	—	(1,071)
Change in fair value of common stock warrant liability	14,576	(2,734)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(3,345)	9,973
Inventory	(12,763)	(2,176)
Prepaid expenses and other assets	66	(2,523)
Accounts payable, accrued expenses, and other liabilities	(6,746)	6,577
Accrual for loss contracts related to service	(752)	(3,559)
Deferred revenue	(787)	(1,914)
Net cash used in operating activities	(58,335)	(15,761)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(1,057)	(2,525)
Purchases for construction of leased property	(19,488)	(26,317)
Net cash used in investing activities	(20,545)	(28,842)
Cash Flows From Financing Activities:
Change in restricted cash	2,590	(60)
Proceeds from exercise of warrants, net of transaction costs	17,702	111
Proceeds from exercise of stock options	37	19
Payments for redemption of preferred stock	(3,700)	—
Proceeds from public offerings, net of transaction costs	19,534	—
Proceeds from short-term borrowing, net of transaction costs	—	23,874
Principal payments on short-term borrowing	—	(25,000)
Proceeds from borrowing of long-term debt, net of transaction costs	621	23,875
Principal payments on long-term debt	(1,278)	—
(Decrease) increase in finance obligations	(708)	23,795
Net cash provided by financing activities	34,798	46,614
Effect of exchange rate changes on cash	158	68
(Decrease) increase in cash and cash equivalents	(43,924)	2,079
Cash and cash equivalents, beginning of period	46,014	63,961
Cash and cash equivalents, end of period	$2,090	$66,040
Other Supplemental Cash Flow Information:
Cash paid for interest	$1,946	$1,311

Summary of noncash financing activity-conversion of preferred stock to common stock:	$7,778	—

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $69.7 million for the six months ended June  30, 2017 and $57.6 million, $55.8 million, and $88.6 million for the years ended December 31, 2016, 2015, and 2014, respectively, and has an accumulated deficit of $1.1 billion at June 30, 2017.

During the six months ended June 30, 2017, cash used in operating activities was $58.3 million, consisting primarily of a net loss attributable to the Company of $66.7 million and net outflows from fluctuations in working capital and other assets and liabilities of $24.3 million, offset by the impact of noncash charges/gains of $32.7 million. The changes in working capital primarily were related to building of inventory, an increase in accounts receivables and decreases of accounts payable. As of June 30, 2017, we had cash and cash equivalents of $2.1 million and net working capital of $20.9 million. By comparison, at December 31, 2016, we had cash and cash equivalents of $46.0 million and net working capital of $44.4 million.

Net cash used in investing activities for the six months ended June 30, 2017, totaled $20.5 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the six months ended June  30, 2017 primarily resulted from net proceeds of $19.5 million pursuant to public offerings of common stock,  net proceeds of $17.7 million pursuant to exercise of warrants, and a decrease in restricted cash, offset by redemption of Series D preferred stock, principal payments of long-term debt and decreases in finance obligations.

During July 2017, the Company completed a series of sale/leaseback agreements with Wells Fargo, the purpose of which were to provide project financing of leased property operated at Walmart.  The proceeds of these transactions, which will be accounted for as capital leases, were $13.6 million, as described in Note 14, Subsequent Events.

Also during July 2017, the Company and NY Green Bank announced an amendment to the Term Loan Facility, as described in Note  7, Long-term Debt, and Note 14 Subsequent Events.  The amendment provided an additional $20.0

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

million of working capital financing. As a result, the Company borrowed the additional $20.0 million of working capital financing in July 2017.  To facilitate the amendment of the Term Loan Facility, the Company amended and restated the master lease agreement with Generate Capital, the purpose of which was to provide project financing of leased property through the Company’s wholly-owned subsidiary Proton GCI SPVI LLC.

The combination of the Amazon Transaction Agreement, as described in Note 4, Amazon.com Transaction Agreement, the improved Walmart financing, as described in Note 14, Subsequent Events, the amended Term Loan Facility with NY Green Bank, as described in Notes 7 and 14, Long-term Debt and Subsequent Events, respectively, the Wells Fargo master lease agreement, and the Generate Capital amended master lease agreement, each of which is described in Note 14, Subsequent Events, significantly improves the Company’s liquidity and ability to manage working capital.

In previous years, the Company signed sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company had sold certain fuel cell systems and hydrogen infrastructure to the financial institutions, and leased the equipment back to support certain customer locations and to fulfill its varied PPAs.  In connection with these operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s lease obligations. Cash received from customers under the PPAs is used to make lease payments.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements was $38.6 million, which has been fully secured with restricted cash and pledged service escrows.

We have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings, long-term debt, project financing and warrant exercises.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity offerings, will provide sufficient liquidity to fund operations for at least one year after the date that the financial statements are issued. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

The information presented in the accompanying unaudited interim consolidated balance sheet as of December 31, 2016, has been derived from the Company’s December 31, 2016 audited consolidated financial statements. All other information has been derived from the unaudited interim consolidated financial statements of the Company.

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

All PPAs entered into through December 31, 2015 had a corresponding sale-leaseback transaction with a third-party financial institution, which was required to be accounted for as an operating lease.  The Company accounts for these sale/leaseback transactions as operating leases in accordance with ASC Subtopic 840-40.  The Company has rental expense associated with sale/leaseback agreements with financial institutions that were entered into commensurate with the PPAs.  Rental expense is recognized on a straight-line basis over the life of the agreements and is characterized as cost of PPA revenue on the accompanying unaudited interim consolidated statement of operations.

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

Cash Equivalents

Cash equivalents consist of money market accounts with an initial term of less than three months. At June  30, 2017 and December 31, 2016, cash equivalents consist of money market accounts.  For purposes of the unaudited interim consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.  The Company’s cash and cash equivalents are deposited with financial institutions located in the U.S. and may at times exceed insured limits.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Common Stock Warrant Accounting

The Company accounts for common stock warrants as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Derivative Liabilities

Registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We currently classify these derivative warrant liabilities on the accompanying unaudited interim consolidated balance sheets as a long-term liability, which are revalued at each balance sheet date subsequent to the initial issuance, using the Black-Scholes pricing model. This pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in the fair value of the warrants are reflected in the accompanying unaudited interim consolidated statements of operations as change in fair value of common stock warrant liability.

Equity Instruments

Common stock warrants that meet certain applicable requirements of ASC Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and other related guidance, including the ability of the Company to settle the warrants without the issuance of registered shares or the absence of rights of the grantee to require cash settlement, are accounted for as equity instruments. The Company classifies these equity instruments within additional paid-in capital on the accompanying unaudited interim consolidated balance sheets. Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon.com Inc. as discussed in Note 4.  These warrants are remeasured at each financial reporting date prior to vesting, using the Monte Carlo pricing model.  Once these warrants vest, they are no longer remeasured.  This pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in fair value resulting from remeasurement of common stock warrants issued in connection with the Amazon Transaction Agreement, as described in Note 4, Amazon.com Transaction Agreement are recorded as cumulative catch up adjustments as a reduction of revenue.

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

Recent Accounting Pronouncements

In July 2017, an accounting update was issued to address narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. This update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. The Company

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

early adopted this accounting update during the three months ended June 30, 2017. The adoption of this accounting update did not have a significant effect on the Company’s consolidated financial statements.

In May 2017, an accounting update was issued to provide clarity and reduce both diversity in the practice and cost and complexity when applying the guidance under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  This accounting update is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period. The amendments in this update should be applied prospectively to an award modified on or after the adoption date.

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

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers.  In July 2015, the FASB announced a one year delay in the required adoption date from January 1, 2017 to January 1, 2018.  The Company has established an internal implementation team to oversee the adoption of the new standard.  To date the Company has identified relevant arrangements and performance obligations and is assessing the impact of the new guidance.  The Company is currently evaluating the impact that adoption of the new standard will have on the timing and amount of revenue recognized, as compared to current accounting practices.  The Company anticipates providing further information about the impacts of adoption in the coming quarters.  The Company

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

is also evaluating whether to adopt the guidance using the full or modified retrospective basis, and will make that determination during the second half of 2017.

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

The dilutive potential common shares are summarized as follows:

	At June 30,
	2017	2016
Stock options outstanding (1)	15,016,609	11,752,286
Restricted stock outstanding	248,077	204,444
Common stock warrants (2)	60,537,546	4,000,100
Preferred stock (3)	5,554,594	5,554,594
Number of dilutive potential common shares	81,356,826	21,511,424

(1)

During the three months ended June 30, 2017 and 2016, the Company granted 314,511 and 265,000 stock options, respectively.  During the six months ended June 30, 2017 and 2016, the Company granted 450,863 and 280,000 stock options, respectively.

(2)

In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering with an exercise price of $0.15 per warrant.  Of these warrants issued in February 2013, 100 were unexercised as of June 30, 2017 and 2016.

In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering with an exercise price of $4.00 per warrant. In December 2016, as a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the exercise price of the $4.00 warrants was reduced to $0.65. Of these warrants issued in January 2014, all 4,000,000 warrants were exercised during the three months ended June 30, 2017, as described in Note 9, Stockholders’ Equity.

In December 2016, the Company issued 10,501,500 warrants as part of two concurrent underwritten public offerings with an exercise price of $1.50 per warrant.  Of these warrants issued in December 2016, all 10,501,500 warrants were exercised during the three months ended June 30, 2017, as described in Note 9, Stockholders’ Equity.

In April 2017, the Company issued 5,250,750 warrants with an exercise price of $2.69 per warrant, as described in Note 9, Stockholders’ Equity.  Of these warrants issued in April 2017, none have been exercised as of June 30, 2017.

In April 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 4, Amazon.com, Inc. Transaction Agreement.  The first tranche of 5,819,652 warrant shares vested upon the execution of the transaction agreement.  Of these warrants issued in April 2017, none have been exercised as of June 30, 2017.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

(3)

The preferred stock amount represents the dilutive potential common shares of the Series C redeemable convertible preferred stock, based on the conversion price of the preferred stock as of June 30, 2017 and 2016, respectively.  Of the 10,431 Series C redeemable preferred stock issued in May 16, 2013, 5,200 had been converted to common stock during the year ended December 31, 2013, with the remainder still outstanding.  Of the 18,500 Series D redeemable convertible preferred stock issued on December 22, 2016, 3,700 shares have been redeemed and the remaining 14,800 have been converted to common stock as of June 30, 2017.

4. Amazon.com, Inc. Transaction Agreement

On April 4, 2017, the Company and Amazon.com, Inc. (“Amazon”) entered into a Transaction Agreement (the “Amazon Transaction Agreement”), pursuant to which the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, warrants to acquire up to 55,286,696 shares of the Company’s common stock (the “Amazon Warrant Shares”), subject to certain vesting events described below. The Company and Amazon entered into the Amazon Transaction Agreement in connection with existing commercial agreements between the Company and Amazon with respect to the deployment of the Company’s GenKey fuel cell technology at Amazon distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. Additionally, Amazon and Plug Power will begin working together on technology collaboration, exploring the expansion of applications for Plug Power’s line of ProGen fuel cell engines.    The vesting of the Amazon Warrant Shares is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements.

The majority of the Amazon Warrant Shares will vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The first tranche of 5,819,652 Amazon Warrant Shares vested upon the execution of the Amazon Transaction Agreement.  Accordingly, $6.7 million was recognized as selling, general and administrative expense on the accompanying unaudited interim consolidated statement of operations for the three and six month periods ended June 30, 2017.   The second tranche of 29,098,260 Amazon Warrant Shares will vest in four installments of 7,274,565 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Amazon Warrant Shares will be $1.1893 per share. After Amazon has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Amazon Warrant Shares will vest in eight installments of 2,546,098 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Amazon Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the first vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant Shares are exercisable through April 4, 2027.

The Amazon Warrant Shares provide for net share settlement that, if elected by the holders, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Amazon Warrant Shares provide for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events.  Vested warrants are classified as equity instruments.

Because the Amazon Warrant Shares contain performance criteria (i.e. aggregate purchase levels), which Amazon must achieve for the Amazon Warrant Shares to vest, as detailed above, the final measurement date for the Amazon Warrant Shares is the date on which the Amazon Warrant Shares vest. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of Amazon Warrant Shares is being recorded as a reduction to revenue based on the projected number of Amazon Warrant Shares expected to vest, the proportion of purchases by Amazon and its affiliates within the period relative to the aggregate purchase levels required for the Amazon Warrant Shares to vest and the then-current fair value of the related Amazon Warrant Shares. To the extent that projections change in the future as to the number of Amazon Warrant Shares that will vest, as well as changes in the

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

fair value of the Amazon Warrant Shares, a cumulative catch-up adjustment will be recorded in the period in which the estimates change.

At June 30, 2017, 5,819,652 of the Amazon Warrant Shares have vested.  The amount of selling, general and administrative expense attributed to this first tranche was $7.1 million, including legal and other fees associated with the negotiation and completion of the agreement.  The amount of provision for common stock warrants  recorded as a reduction of revenue during the three and six months ended June 30, 2017 was $1.8 million.

5.  Inventory

Inventory as of June 30, 2017 and December 31, 2016 consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials and supplies	$31,041	$26,298
Work-in-process	8,840	1,865
Finished goods	2,822	1,777
	$42,703	$29,940

Raw materials and supplies includes spare parts inventory held at service locations valued at $8.1 million and $3.3 million as of June 30, 2017 and December 31, 2016, respectively.

6. Leased Property

Leased property at June 30, 2017 and December 31, 2016 consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Leased property	$78,092	$58,604
Less: accumulated depreciation	(7,799)	(4,544)
Leased property, net	$70,293	$54,060

Depreciation expense related to leased property was $1.7 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively.  Depreciation expense related to leased property was $3.3 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.

7.  Long-Term Debt

NY Green Bank Loan

On December 23, 2016, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a loan and security agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank), pursuant to which NY Green Bank made available to the Company a secured term loan facility in the amount of $25.0 million (Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million upon closing and incurred costs of $1.2 million.  At June 30, 2017, the outstanding principal balance under the Term Loan Facility was $23.8 million.  The fair value of the Term Loan Facility approximates the carrying value as of June 30, 2017.    During July 2017, the Company and NY Green Bank announced an amendment to the Term Loan Facility, as described in Note 14, Subsequent Events.  The amendment provided an additional $20.0 million of working capital financing.

Advances under the Term Loan Facility bear interest at a rate equal to the sum of (i) the LIBOR rate for the applicable interest period, plus (ii) the credit default swap index coupon for the applicable interest period, plus (iii) 6.00% per annum. The interest rate at June 30, 2017 was approximately 11.2%.  The term of the loan is three years, with a maturity

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

date of December 23, 2019.  As of June 30, 2017, and prior to the amendment mentioned above, estimated remaining principal payments will approximately be $4.8 million, $9.0 million, and $10.0 million during the years ended December 31, 2017, 2018, and 2019, respectively.  These payments will be funded by restricted cash released, as described in Note 13, Commitments and Contingencies.

Interest and a varying portion of the principal amount is payable on a quarterly basis and the entire then outstanding principal balance of the Term Loan Facility, together with all accrued and unpaid interest, is due and payable on the maturity date.  On the maturity date, the Company may also be required to pay additional fees of up to $1.8 million if the Company is unable to meet certain goals related to the deployment of fuel cell systems in the State of New York and increasing the Company’s number of full-time employees in the State of New York.  The Company is currently on track to meet those goals.

8.  Accrual for Loss Contracts Related to Service

The following table summarizes activity related to the accrual for loss contracts related to service during the six months ended June 30, 2017 and 2016, respectively (in thousands):

	Six months ended
	June 30, 2017	June 30, 2016
Beginning balance	$752	$10,050
Change in estimate	—	(1,071)
Reductions for losses realized	(752)	(3,559)
Ending balance	$—	$5,420

9.  Stockholders’ Equity

Exercise of Common Stock Warrants

On December 22, 2016, the Company issued 10,501,500 warrants in connection with offerings of common stock and Series D Redeemable Preferred Stock at an exercise price of $1.50 per share.  On April 12, 2017, the Company and Tech Opportunities LLC (“Tech Opps”) entered into an agreement, pursuant to which Tech Opps exercised in full its warrants to purchase an aggregate of 10,501,500 shares of common stock, at an exercise price of $1.50 per share.  The net proceeds received by the Company pursuant to the exercise of the existing warrants was $15.1 million and the Company issued to Tech Opps warrants to acquire up to 5,250,750 shares of common stock at an exercise price of $2.69 per share.  The warrants will be exercisable beginning on October 12, 2017 and will expire on October 12, 2019. The warrants are subject to anti-dilution provisions in the event of issuance of additional shares of common stock and certain other conditions, as further described in the warrant agreement.

During April 2017, the 4,000,000 warrants issued in January 2014 as part of an underwritten public offering with Heights Capital Management Inc., were exercised in full to purchase an aggregate of 4,000,000 shares of the Company’s common stock, at an exercise price of $0.65 per share. The aggregate cash exercise price paid to the Company pursuant to the exercise of the warrants was $2.6 million.

Pursuant to the exercises of the above warrants, additional paid-in capital was increased $27.1 million and warrant liability reduced by $27.1 million.

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co., as sales agent (“FBR”), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million.  During 2017, the Company has issued 9,314,666 shares of common stock and raised net proceeds, after

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

accruals, underwriting discounts and commissions and other fees and expenses, of $20.7 million, pursuant to the Sales Agreement.

10.  Redeemable Convertible Preferred Stock

In December 2016, the Company completed an offering of an aggregate of 18,500 shares of the Company’s Series D Redeemable Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”) to purchase 7,381,500 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), resulting in aggregate proceeds of approximately $15.6 million.  During the six months ended June 30, 2017, the Company redeemed 3,700 shares of the Series D Preferred Stock, at an aggregate redemption price of approximately $3.7 million.  On April 5, 2017, all of the remaining outstanding shares of the Series D Preferred Stock were converted into an aggregate of 9,548,393 shares of common stock at a conversion price of $1.55.  The conversion was done at the election of the holder in accordance with the terms of the offering. No shares of Series D Preferred Stock remain outstanding.

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

11.  Income Taxes

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

12.  Fair Value Measurements

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

Fair value of the common stock warrant liability is based on the Black-Scholes and Monte Carlo pricing models which are based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants:

Six months ended
	June 30, 2017	June 30, 2016
Risk-free interest rate	1.01% - 2.36%	0.73% - 0.86%
Volatility	62.00% - 108.77%	59.50% - 95.23%
Expected average term	0.64 - 10.00	1.64 - 2.55

There was no expected dividend yield for the warrants granted. Additionally, the Monte Carlo pricing models used in the determination of the fair value of the warrants issued in connection with the Amazon Transaction Agreement also incorporate assumptions involving future revenues associated with Amazon, and related timing.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

If factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Generally, as the market price of our common stock increases, the fair value of the warrants increase, and conversely, as the market price of our common stock decreases, the fair value of the warrants decrease. Also, a significant increase in the volatility of the market price of the Company’s common stock, in isolation, would result in significantly higher fair value measurements; and a significant decrease in volatility would result in significantly lower fair value measurements.

The following table shows the activity in the common stock warrant liability (in thousands):

	Six months ended
Common stock warrant liability	June 30, 2017	June 30, 2016
Beginning of period	$11,387	$5,735
Change in fair value of common stock warrants	14,576	(1,278)
Issuance of common stock warrants	4,905	—
Exercise of common stock warrants	(27,089)	(140)
End of period	$3,779	$4,317

13.  Commitments and Contingencies

Operating Leases

As of June  30, 2017 and December 31, 2016, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also Note 1) as summarized below.  These leases expire over the next six years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2017 are (in thousands):

	As Lessor	As Lessee
Remainder of 2017	$10,152	$6,164
2018	20,304	12,125
2019	20,107	10,936
2020	18,951	9,802
2021	14,715	5,535
2022 and thereafter	6,482	759
Total future minimum lease payments	$90,711	$45,321

Rental expense for all operating leases was $6.6 million and $6.4 for the six months ended June 30, 2017 and 2016, respectively.  Rental expense for all operating leases was $3.3 million and $3.4 for the three months ended June 30, 2017 and 2016, respectively.

At June  30, 2017 and December 31, 2016, prepaid rent and security deposits associated with sale/leaseback transactions were $11.5 million and $11.8  million, respectively.  At June 30, 2017, $1.8 million of the amount is included in prepaid expenses and other current assets and $9.7 million was included in other assets on the unaudited interim consolidated balance sheet.  At December 31, 2016, $1.9 million of this amount was included in prepaid expenses and other current assets and $9.9 million was included in other assets on the consolidated balance sheet.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Finance Obligations

During the six months ended June 30, 2017, the Company entered into a sale/leaseback transaction, which was accounted for as a capital lease and reported as part of finance obligations on the Company’s unaudited interim consolidated balance sheet.  The outstanding balance of finance obligations related to sale/leaseback transactions at June  30, 2017 was $29.8 million.  The fair value of the finance obligation approximates the carrying value as of June 30, 2017.

Future minimum lease payments under non-cancelable capital leases related to sale/leaseback transactions (with initial or remaining lease terms in excess of one year) as of June 30, 2017 are (in thousands):

	Total	Imputed	Net Present
	Payments	Interest	Value
Remainder of 2017	$13,025	$2,019	$11,006
2018	11,818	2,163	9,655
2019	3,600	1,499	2,101
2020	3,600	1,135	2,465
2021	3,600	711	2,889
2022 and thereafter	1,908	175	1,733
Total future minimum lease payments	$37,551	$7,702	$29,849

In prior years, the Company received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at June 30, 2017 and December 31, 2016 is $11.7 million and $12.8 million, respectively.  The amount is amortized using the effective interest method.  The fair value of this finance obligation approximates the carrying value as of June 30, 2017.

The Company has a capital lease associated with its property in Latham, New York.  Liabilities relating to this agreement of $2.3 million and $2.4 million have been recorded as a finance obligation, in the accompanying unaudited interim consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.  The fair value of this finance obligation approximates the carrying value as of June 30, 2017.

Restricted Cash

The Company has entered into sale/leaseback agreements associated with its products and services.  In connection with these agreements, cash of $51.0 million is required to be restricted as security and will be released over the lease term. The Company has additional letters of credit backed by security deposits as disclosed in the Operating Leases section above.

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Concentrations of credit risk

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers with whom the Company has initial commercial sales arrangements. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At June 30, 2017, two customers comprise approximately 78.8% of the total accounts receivable balance, with each customer individually representing 56.2% and 22.6% of total accounts receivable, respectively. At December 31, 2016, two customers comprise approximately 59.9% of the total accounts receivable balance, with each customer individually representing 40.0% and 19.9% of total accounts receivable, respectively.

For the six months ended June 30, 2017, 71.3% of total consolidated revenues were associated primarily with Walmart and Amazon, with each representing 40.2% and 31.1% of total consolidated revenues, respectively. For the six months ended June 30, 2016, 49.4% of total consolidated revenues were associated primarily with Walmart and one other customer, with each representing 38.6% and 10.8% of total consolidated revenues, respectively.

14. Subsequent Events

Wal-Mart Stores, Inc. Transaction Agreement

On July 17, 2017, the Company and Wal-Mart Stores, Inc. (“Walmart”) entered into a Transaction Agreement (the “Walmart Transaction Agreement”), pursuant to which the Company agreed to issue to Walmart a warrant to acquire up to 55,286,696 shares of common stock, subject to certain vesting events (the “Walmart Warrant Shares”). The Company and Walmart entered into the Walmart Transaction Agreement in connection with existing commercial agreements between the Company and Walmart with respect to the deployment of the Company’s GenKey fuel cell technology across various Walmart distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the warrant shares, is linked to payments made by Walmart or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements.

In connection with the consummation of the Walmart Transaction Agreement referenced above, the Company entered into a master lease agreement (the “Wells Fargo MLA”) with Wells Fargo to facilitate the Company’s commercial transactions with Walmart. Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites.  During July 2017, proceeds from transactions under this program, which will be accounted for as capital leases, were $13.6 million.

NY Green Bank Amendment

During July 2017, the Company and NY Green Bank announced an amendment to the Term Loan Facility to increase the size of the total commitment from $25.0 million to $45.0 million.  As a result, the Company borrowed the additional $20.0 million of working capital financing in July 2017. The maturity of the facility will remain at December 2019.  As with the existing facility, the up-sized facility will be repaid primarily as the Company’s various restricted cash reserves are released over the term of the facility.

To facilitate the amendment of the Term Loan Facility, Proton GCI SPV I LLC, a wholly-owned subsidiary of the Company, amended and restated the master lease agreement (the “Generate Capital MLA”) with Generate Capital to facilitate commercial transactions with certain of Proton GCI SPV I LLC’s customers. Pursuant to the Generate Capital MLA, Proton GCI SPV I LLC leases fuel cell systems and hydrogen infrastructure from Generate Capital and operates them.

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

Recent Developments

Wal-Mart Stores, Inc. Transaction Agreement

On July 17, 2017, the Company and Wal-Mart Stores, Inc. (“Walmart”) entered into a Transaction Agreement (the “Walmart Transaction Agreement”), pursuant to which the Company agreed to issue to Walmart a warrant to acquire up to 55,286,696 shares of common stock, subject to certain vesting events (the “Walmart Warrant Shares”). The Company and Walmart entered into the Walmart Transaction Agreement in connection with existing commercial agreements between the Company and Walmart with respect to the deployment of the Company’s GenKey fuel cell technology across various Walmart distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the warrant shares, is linked to payments made by Walmart or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements.

In connection with the consummation of the Walmart Transaction Agreement referenced above, the Company entered into a master lease agreement (the “Wells Fargo MLA”) with Wells Fargo to facilitate the Company’s commercial transactions with Walmart. Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites.  During July 2017, proceeds from transactions under this program, which will be accounted for as capital leases, were $13.6 million.

NY Green Bank Amendment

During July 2017, the Company and NY Green Bank announced an amendment to the Term Loan Facility to increase the size of the total commitment from $25.0 million to $45.0 million.  As a result, the Company borrowed the additional $20.0 million of working capital financing in July 2017. The maturity of the facility will remain at December 2019.  As with the existing facility, the up-sized facility will be repaid primarily as the Company’s various restricted cash reserves are released over the term of the facility.

To facilitate the amendment of the Term Loan Facility, Proton GCI SPV I LLC, a wholly-owned subsidiary of the Company, amended and restated the master lease agreement (the “Generate Capital MLA”) with Generate Capital to facilitate commercial transactions with certain of Proton GCI SPV I LLC’s customers. Pursuant to the Generate Capital MLA, Proton GCI SPV I LLC leases fuel cell systems and hydrogen infrastructure from Generate Capital and operates them.

Results of Operations

Revenue, cost of revenue, gross (loss)/profit and gross margin for the three and six months ended June 30, 2017 and 2016, were as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Net	Cost of	Gross	Gross	Net	Cost of	Gross	Gross
	Revenue	Revenue	(Loss)/Profit	Margin	Revenue	Revenue	(Loss)/Profit	Margin
For the periods ended June 30, 2017:
Sales of fuel cell systems and related infrastructure	$8,560	$6,441	$2,119	24.8%	$10,757	$8,727	$2,030	18.9%
Services performed on fuel cell systems and related infrastructure	5,049	5,068	(19)	(0.4)%	10,198	11,634	(1,436)	(14.1)%
Power Purchase Agreements	4,945	7,450	(2,505)	(50.7)%	9,256	14,065	(4,809)	(52.0)%
Fuel delivered to customers	3,986	5,303	(1,317)	(33.0)%	7,477	9,452	(1,975)	(26.4)%
Other	64	65	(1)	(1.6)%	151	163	(12)	(7.9)%
Provision for common stock warrants	(1,820)	—	(1,820)	—	(1,820)	—	(1,820)	—
Total	$20,784	$24,327	$(3,543)	(17.0)%	$36,019	$44,041	$(8,022)	(22.3)%
For the periods ended June 30, 2016:
Sales of fuel cell systems and related infrastructure	$9,121	$8,043	$1,078	11.8%	$14,339	$11,941	$2,398	16.7%
Services performed on fuel cell systems and related infrastructure	5,360	5,926	(566)	(10.6)%	10,633	11,709	(1,076)	(10.1)%
Power Purchase Agreements	3,062	3,616	(554)	(18.1)%	5,768	6,497	(729)	(12.6)%
Fuel delivered to customers	2,638	3,208	(570)	(21.6)%	4,648	5,619	(971)	(20.9)%
Other	278	353	(75)	(27.0)%	403	542	(139)	(34.5)%
Provision for loss contracts related to service	—	(1,071)	1,071	—	—	(1,071)	1,071	—
Total	$20,459	$20,075	$384	1.9%	$35,791	$35,237	$554	1.5%

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

Revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30, 2017 decreased $561 thousand or 6.2%, to $8.6 million from $9.1 million for the three months ended June 30, 2016. There were 307 units recognized as revenue for the three months ended June 30, 2017, compared to 254 for the three months ended June 30, 2016.  The change in revenue is consistent with the change in product mix (the increase in units was more than offset by the decrease in infrastructure sites sold year over year).   An additional 523 units were shipped during the three

months ended June 30, 2017 and held as leased assets. As such, the Company will recognize revenue on these units over the life of the related PPA under “Power Purchase Agreements” in the Consolidated Statement of Operations. Two sales associated with hydrogen installations occurred during the three months ended June 30, 2017.  In addition, two additional sites were constructed and held as leased assets. There were three sales associated with hydrogen installations for the three months ended June 30, 2016. In addition, three additional sites were constructed and held as leased property during the three months ended June 30, 2016, also because they were associated with sale/leaseback transactions accounted for capital leases.

Revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2017 decreased $3.6 million, or 25.0%, to $10.8 million from $14.3 million for the six months ended June 30, 2016.  The change in revenue is consistent with the change in mix of units and infrastructure sites sold year over year. There were 341 units recognized as revenue for the six months ended June 30, 2017, compared to 414 for the six months ended June 30, 2016. An additional 928 units were shipped during the six months ended June 30, 2017 and held as leased assets. As such, the Company will recognize revenue on these units over the life of the related PPA under “Power Purchase Agreements” in the Consolidated Statement of Operations. Two sales associated with hydrogen installations occurred during the six months ended June 30, 2017.  In addition, four additional sites were constructed and held as leased assets. There were three sales associated with hydrogen installations for the six months ended June 30, 2016.  In addition, six additional sites were constructed and held as leased property during the six months ended June 30, 2016, also because they were associated with sale/leaseback transactions accounted for as capital leases.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.  At June 30, 2017, there were 8,772 fuel cell units and 32 hydrogen installations under extended maintenance contracts, an increase of 2.3% and an increase of 23.1% from 8,574 and 26 at June 30, 2016, respectively.

Revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2017 decreased $311 thousand, or 5.8%, to $5.0 million from $5.4 million for the three months ended June 30, 2016, due to fewer billable incidents and nonrecurring revenue, offset by sales and product mix.

Revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2017 decreased $435 thousand, or 4.1%, to $10.2 million from $10.6 million for the six months ended June 30, 2016, due to fewer billable incidents and nonrecurring revenue, offset by sales and product mix.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  The equipment and service can be associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can retain the equipment as leased property and provide it to customers under PPAs.  At June 30, 2017, there were 29 GenKey sites associated with PPAs, as compared to 20 at June 30, 2016.

Power Purchase Agreements for the three months ended June 30, 2017 increased $1.9 million, or 61.5%, to $4.9 million from $3.1 million for the three months ended June 30, 2016. The increase is due to the increased number of sites the Company has deployed with these types of arrangements.

Power Purchase Agreements for the six months ended June 30, 2017 increased $3.5 million, or 60.5%, to $9.3 million from $5.8 million for the six months ended June 30, 2016. The increase is due to the increased number of sites the Company has deployed with these types of arrangements.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen, which is then sold to its customers.  At June 30, 2017, there were 46 sites associated with fuel contracts, as compared to 31 at June 30, 2016.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Revenue associated with fuel delivered to customers for the three months ended June 30, 2017 increased $1.3 million, or 51.1%, to $4.0 million from $2.6 million for the three months ended June 30, 2016. The increase in revenue is due to an increase of sites taking fuel deliveries at June 30, 2017, compared to June 30, 2016.

Revenue associated with fuel delivered to customers for the six months ended June 30, 2017 increased $2.8 million, or 60.9%, to $7.5 million from $4.6 million for the six months ended June 30, 2016. The increase in revenue is due to an increase of sites taking fuel deliveries at June 30, 2017, compared to June 30, 2016.

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

Other revenue for the three months ended June 30, 2017 decreased $214 thousand, or 77.0%, to $64 thousand from $278 thousand for the three months ended June 30, 2017. During the three months ended June 30, 2017, the Company’s other revenue was associated with a research & development project with the European Union. The Company had no revenue associated with a customer stack development program as it did in the three months ended June 30, 2016 which was for $125 thousand.

Other revenue for the six months ended June 30, 2017 decreased $252 thousand, or 62.5%, to $151 thousand from $403 thousand for the six months ended June 30, 2017. During the six months ended June 30, 2017, the Company’s other revenue was associated with a research & development project with the European Union. The Company had no revenue associated with a customer stack development program as it did in the six months ended June 30, 2016 which was for $250 thousand.

Revenue – provision for common stock warrants.    In 2017, the Company entered into a Transaction Agreement (the “Amazon Transaction Agreement”) with Amazon.com, Inc (“Amazon”).  The Company records a portion of the estimated fair value of common stock warrants issued as part of the Amazon Transaction Agreement as a reduction of revenue based upon the projected number of common stock warrants expected to vest, the proportion of purchases by Amazon and its affiliates within the period relative to the aggregate purchase levels required for the Amazon Warrant Shares to vest and the then-current fair value of the related common stock warrants.  The amount of provision for common stock warrants  recorded as a reduction of revenue during the three and six months ended June 30, 2017 was $1.8 million.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30, 2017 decreased 19.9%, or $1.6 million, compared to the three months ended June 30, 2016, driven by the product mix change and product cost downs.  Gross margin generated from sales of fuel cell systems and related infrastructure was 24.8% for the three months ended June 30, 2017, up from 11.8% for the three months ended June 30, 2016, due to previously stated favorable product mix change and production cost reductions during the three months ended June 30, 2017 compared to the same period in 2016.

Cost of revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2017 decreased 26.9%, or $3.2 million, compared to the six months ended June 30, 2016, driven by the product mix change and product cost reductions.  Gross margin generated from sales of fuel cell systems and related infrastructure was 18.9% for the six months ended June 30, 2017, up from 16.7% for the six months ended June 30, 2016, due to previously stated favorable product mix change and production cost reductions during the three months ended June 30, 2017 compared to the same period in 2016.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts.  On June 30, 2017, there were 8,772 fuel cell units and 32 hydrogen installations under extended maintenance contracts, an increase of 5.3% and an increase of 23.1% from 8,330 and 26 on June 30, 2016, respectively.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2017 decreased 14.5%, or $0.9 million, to $5.1 million, compared to the three months ended June 30, 2016 of $5.9 million.  Gross margin improved to (0.4%) for the three months ended June 30, 2017  from (10.6%) for the three months ended June 30, 2016. The change versus the prior year is due primarily to a reduction in costs resulting from changes in product configuration rolled out to new key accounts and leverage of the existing fixed costs in the field.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2017 decreased 0.6%, or $0.1 million, to $11.6 million, compared to the six months ended June 30, 2016 of $11.7 million.  Gross margin worsened to (14.1%) for the six months ended June 30, 2017 from (10.1%) for the six months ended June 30, 2016.  The change versus the prior year is due to ramp up and commercialization costs incurred that are associated with the launch of new configurations in 2016, offset by a reduction in costs as mentioned above.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for leased equipment and service used to fulfill the PPAs.  Leased units are primarily associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.  At June 30, 2017, there were 29 GenKey sites associated with PPAs, as compared to 20 at June 30, 2016.

Cost of revenue from Power Purchase Agreements for the three months ended June 30, 2017 increased $3.8 million, or 106.0%, to $7.5 million from $3.6 million for the three months ended June 30, 2016. The increase was a result of the increase in the number of customer sites party to these agreements. Gross margin declined to (50.7%) for the three months ended June 30, 2017 from (18.1%) for the three months ended June 30, 2016, due primarily to ramp up and commercialization costs incurred that are associated with the launch of new configurations in 2016.

Cost of revenue from Power Purchase Agreements for the six months ended June 30, 2017 increased $7.6 million, or 116.5%, to $14.1 million from $6.5 million for the six months ended June 30, 2016. The increase was a result of the increase in the number of customer sites party to these agreements. Gross margin declined to (52.0%) for the six months ended June 30, 2017 from (12.6%) for the six months ended June 30, 2016, due primarily to ramp up and commercialization costs incurred that are associated with the launch of new configurations in 2016.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen and separately sells to its customers upon delivery.  As of June 30, 2017, there were 46 sites under contract receiving molecule delivery, as compared to 33 at June 30, 2016.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Cost of revenue from fuel delivered to customers for the three months ended June 30, 2017 increased $2.1 million, or 65.3%, to $5.3 million from $3.2 million for the three months ended June 30, 2016.  The increase is due primarily to higher volume of liquid hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs.  Gross margin percent decreased to (33.0%) during the three months ended June 30, 2017 from (21.6%) during the three months ended June 30, 2016 due to higher fuel costs.

Cost of revenue from fuel delivered to customers for the six months ended June 30, 2017 increased $3.8 million, or 68.2%, to $9.5 million from $5.6 million for the six months ended June 30, 2016.  The increase is due primarily to higher volume of liquid hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs.  Gross margin percent deceased to (26.4%) during the six months ended June 30, 2017 from (20.9%) during the six months ended June 30, 2016 due to higher fuel costs.

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

Cost of other revenue for the three months ended June 30, 2017 decreased $288 thousand, or 81.6%, to $65 thousand from $353 thousand for the six months ended June 30, 2016.  The Company had no costs associated with a customer stack development program as it did in the three months ended June 30, 2016. The entire cost of other revenue in the period is related to the research & development project with the European Union.

Cost of other revenue for the six months ended June 30, 2017 decreased $379 thousand, or 69.9%, to $163 thousand from $542 thousand for the six months ended June 30, 2016.  The Company had no costs associated with a customer stack development program as it did in the six months ended June 30, 2016. The entire cost of other revenue in the period is related to the research & development project with the European Union.

Cost of revenue – provision for loss contracts related to service.     In 2015, the Company recognized a $10.1 million provision for loss contracts related to service. This provision represents extended maintenance contracts that have projected costs over the remaining life of the contracts that exceed contractual revenues.  During the three and six months ended June 30, 2017 and 2016, the Company did not have a provision for loss contracts related to service.   During the three and six months ended June 30, 2016, the Company renegotiated one of its service contracts and replaced 96 of the older fuel cell systems in service at that particular customer.  As a result, the projected costs over the remaining life of the amended contract were estimated to be reduced as compared to the previous estimate, resulting in a lower necessary accrual.  The change in estimate was recorded as a  gain within cost of revenue where the original charge was recorded.

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

Research and development expense for the three months ended June  30, 2017 increased $1.4 million, or 27.4% to $6.6 million, from $5.2 million for the three months ended June  30, 2016.  This increase was primarily related to an increase in development of ProGen, and personnel related expenses from higher headcount, focused on refinement of hydrogen infrastructure design, multiple product cost-down programs and prototyping for stack performance enhancement.

Research and development expense for the six months ended June 30, 2017 increased $2.6 million, or 25.8% to $12.6 million, from $10.0 million for the six months ended June 30, 2016.  This increase was primarily related to an increase in development of ProGen, and personnel related expenses from higher headcount, focused on refinement of hydrogen infrastructure design, multiple product cost-down programs and prototyping for stack performance enhancement.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

On April 4, 2017, the Company and Amazon entered into the Amazon Transaction Agreement, pursuant to which the Company agreed to issue to Amazon warrants to acquire up to 55,286,696 shares of common stock, subject to certain vesting events. The first tranche of 5,819,652 warrant shares vested upon the execution of the Amazon Transaction Agreement, and as a result, $7.1 million was recognized as selling, general and administrative expense on the accompanying unaudited interim consolidated statement of operations for the three and six month periods ended June 30, 2017.

Selling, general and administrative expenses for the three months ended June 30, 2017, increased $9.3 million, or 109.1%, to $17.9 million from $8.6 million for the three months ended June 30, 2016.  This increase primarily is due to the aforementioned provision for common stock warrants  associated with the Amazon Transaction Agreement.

Selling, general and administrative expenses for the six months ended June 30, 2017, increased $10.2 million, or 60.5%, to $27.0 million from $16.8 million for the six months ended June 30, 2016.  This increase primarily is due to the aforementioned provision for common stock warrants associated with the Amazon Transaction Agreement.

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

Net interest and other expense for the three months ended June  30, 2017, increased $1.0 million as compared to the three months ended June 30, 2016.  The increase is attributed to interest on the various financing structures described above, offset by interest and other income which remained relatively insignificant for the three months ended June  30, 2017.

Net interest and other expense for the six months ended June 30, 2017, increased $2.7 million as compared to the six months ended June 30, 2016.  The increase is attributed to interest on the various financing structures described above, offset by interest and other income which remained relatively insignificant for the six months ended June 30, 2017.

Change in fair value of common stock warrant liability. The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three months ended June  30, 2017 resulted in an increase in the associated warrant liability of $12.3 million as compared to a decrease of $1.5 million for the three months ended June  30, 2016.  These variances are primarily due to changes in the number of warrants outstanding, the average term, the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

The change in fair value of common stock warrant liability for the six months ended June 30, 2017 resulted in an increase in the associated warrant liability of $14.6 million as compared to a decrease of $2.7 million for the six months ended June 30, 2016.  These variances are primarily due to changes in the number of warrants outstanding, the average term, the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $69.7 million for the six months ended June 30, 2017 and $57.6 million, $55.8 million, and $88.6 million for the years ended December 31, 2016, 2015, and 2014, respectively, and has an accumulated deficit of $1.1 billion at June 30, 2017.

During the six months ended June 30, 2017, cash used in operating activities was $58.3 million, consisting primarily of a net loss attributable to the Company of $66.7 million and net outflows from fluctuations in working capital and other assets and liabilities of $24.3 million, offset by the impact of noncash charges/gains of $32.7 million. The changes in working capital primarily were related to building of inventory, an increase in accounts receivables and decreases of accounts payable. As of June 30, 2017, we had cash and cash equivalents of $2.1 million and net working capital of $20.9 million. By comparison, at December 31, 2016, we had cash and cash equivalents of $46.0 million and net working capital of $44.4 million.

Net cash used in investing activities for the six months ended June 30, 2017, totaled $20.5 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the six months ended June 30, 2017 primarily resulted from net proceeds of $19.5 million pursuant to public offerings of common stock, net proceeds of $17.7 million pursuant to exercise of warrants, and a decrease in restricted cash, offset by redemption of Series D preferred stock, principal payments of long-term debt and decreases in finance obligations.

During July 2017, the Company completed a series of sale/leaseback agreements with Wells Fargo, the purpose of which were to provide project financing of leased property operated at Walmart.  The proceeds of these transactions, which will be accounted for as capital leases, were $13.6 million.

Also during July 2017, the Company and NY Green Bank announced an amendment to the Term Loan Facility, the amendment provided an additional $20.0 million of working capital financing.  As a result, the Company borrowed the additional $20.0 million of working capital financing in July 2017. As a result of the amendment to the Term Loan Facility, the Company announced an amendment and restatement of a master lease agreement with Generate Capital, the purpose of which was to provide project financing of leased property through the Company’s wholly-owned subsidiary Proton GCI SPVI LLC.

The combination of the Amazon Transaction Agreement, the improved Walmart financing, the amended Term Loan Facility with NY Green Bank, the Wells Fargo master lease agreement, and the Generate Capital amended master lease agreement, significantly improves the Company’s liquidity and ability to manage working capital.

In previous years, the Company signed sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company had sold certain fuel cell systems and hydrogen infrastructure to the financial institutions, and leased the equipment back to support certain customer locations and to fulfill its varied PPAs.  In connection with these operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s lease obligations. Cash received from customers under the PPAs is used to make lease payments.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements was $38.6 million, which has been fully secured with restricted cash and pledged service escrows.

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

Several key indicators of liquidity are summarized in the following table (in thousands):

	Six months	Year
	ended or at	ended or at
	June 30, 2017	December 31, 2016
Cash and cash equivalents at end of period	$2,090	$46,014
Restricted cash at end of period	52,032	54,622
Working capital at end of period	20,907	44,448
Net loss attributable to common shareholders	69,719	57,591
Net cash used in operating activities	58,335	29,636
Purchases of property, plant and equipment and leased property	20,545	58,075
Net cash provided by financing activities	34,798	69,885

Amazon.com, Inc. Transaction Agreement

On April 4, 2017, the Company and Amazon.com, Inc. (“Amazon”) entered into a Transaction Agreement (the “Amazon Transaction Agreement”), pursuant to which the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, warrants to acquire up to 55,286,696 shares of the Company’s common stock (the “Amazon Warrant Shares”), subject to certain vesting events described below. The Company and Amazon entered into the Amazon Transaction Agreement in connection with existing commercial agreements between the Company and Amazon with respect to the deployment of the Company’s GenKey fuel cell technology at Amazon distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. Additionally, Amazon and Plug Power will begin working together on technology collaboration, exploring the expansion of applications for Plug Power’s line of ProGen fuel cell engines.  The vesting of the Amazon Warrant Shares is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements.

The majority of the Amazon Warrant Shares will vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The first tranche of 5,819,652 Amazon Warrant Shares vested upon the execution of the Amazon Transaction Agreement.  Accordingly, $6.7 million was recognized as selling, general and administrative expense on the accompanying unaudited interim consolidated statement of operations for the three and six month periods ended June 30, 2017. The second tranche of 29,098,260 Amazon Warrant Shares will vest in four installments of 7,274,565 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Amazon Warrant Shares will be $1.1893 per share. After Amazon has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Amazon Warrant Shares will vest in eight installments of 2,546,098 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Amazon Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the first vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant Shares are exercisable through April 4, 2027.

The Amazon Warrant Shares provide for net share settlement that, if elected by the holders, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Amazon Warrant Shares provide for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events.  Vested warrants are classified as equity instruments.

Because the Amazon Warrant Shares contain performance criteria (i.e. aggregate purchase levels), which Amazon must achieve for the Amazon Warrant Shares to vest, as detailed above, the final measurement date for the Amazon Warrant Shares is the date on which the Amazon Warrant Shares vest. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of Amazon Warrant Shares is being recorded as a reduction to revenue based on the projected number of Amazon Warrant Shares expected to vest, the proportion of purchases by Amazon and its affiliates within the period relative to the aggregate purchase levels required for the Amazon Warrant Shares to vest and the then-current fair value of the related Amazon Warrant Shares. To the extent that projections change in the future as to the number of Amazon Warrant Shares that will vest, as well as changes in the fair value of the Amazon Warrant Shares, a cumulative catch-up adjustment will be recorded in the period in which the estimates change.

At June 30, 2017, 5,819,652 of the Amazon Warrant Shares have vested.  The amount of selling, general and administrative expense attributed to this first tranche was $7.1 million, including legal and other fees associated with the negotiation and completion of the agreement.  The amount of provision for common stock warrants recorded as a reduction of revenue during the three and six months ended June 30, 2017 was $1.8 million.

Exercise of Common Stock Warrants

On December 22, 2016, the Company issued 10,501,500 warrants in connection with offerings of common stock and Series D Redeemable Preferred Stock at an exercise price of $1.50 per share.  On April 12, 2017, the Company and Tech Opportunities LLC (“Tech Opps”) entered into an agreement, pursuant to which Tech Opps exercised in full its warrants to purchase an aggregate of 10,501,500 shares of common stock, at an exercise price of $1.50 per share.  The net proceeds received by the Company pursuant to the exercise of the existing warrants was $15.1 million and the Company issued to Tech Opps warrants to acquire up to 5,250,750 shares of common stock at an exercise price of $2.69 per share.  The warrants will be exercisable beginning on October 12, 2017 and will expire on October 12, 2019. The warrants are subject to anti-dilution provisions in the event of issuance of additional shares of common stock and certain other conditions, as further described in the warrant agreement.

During April 2017, the 4,000,000 warrants issued in January 2014 as part of an underwritten public offering with Heights Capital Management Inc., were exercised in full to purchase an aggregate of 4,000,000 shares of the Company’s common stock, at an exercise price of $0.65 per share. The aggregate cash exercise price paid to the Company pursuant to the exercise of the warrants was $2.6 million.

Pursuant to the exercises of the above warrants, additional paid-in capital was increased reduced $27.1 million and warrant liability reduced by $27.1 million.

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co., as sales agent (“FBR”), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million.  During 2017, the Company has issued 9,314,666 shares of common stock and raised net proceeds, after accruals, underwriting discounts and commissions and other fees and expenses, of $20.7 million, pursuant to the Sales Agreement.

Redeemable Convertible Preferred Stock

In December 2016, the Company completed an offering of an aggregate of 18,500 shares of the Company’s Series D Redeemable Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”) to purchase 7,381,500 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), resulting in aggregate proceeds of approximately $15.6 million.  During the six months ended June 30, 2017, the Company redeemed 3,700 shares of the Series D Preferred Stock, at an aggregate redemption price of approximately $3.7 million.  On April 5, 2017, all of the remaining outstanding shares of the Series D Preferred Stock were converted into an aggregate of 9,548,393 shares of common stock at a conversion price of $1.55.  The conversion was done at the election of the holder in accordance with the terms of the offering. No shares of Series D Preferred Stock remain outstanding.

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

Operating Leases

As of June  30, 2017, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash as summarized below.  These leases expire over the next six years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June  30, 2017 are (in thousands):

	As Lessor	As Lessee
Remainder of 2017	$10,152	$6,164
2018	20,304	12,125
2019	20,107	10,936
2020	18,951	9,802
2021	14,715	5,535
Thereafter	6,482	759
Total future minimum lease payments	$90,711	$45,321

Finance Obligations

During the six months ended June 30, 2017, the Company entered into a sale/leaseback transaction, which was accounted for as a capital lease and reported as part of finance obligations on the Company’s unaudited interim consolidated balance sheet.  The outstanding balance of finance obligations related to sale/leaseback transactions at June 30, 2017 was $29.8 million.  The fair value of the finance obligation approximates the carrying value as of June 30, 2017.

Future minimum lease payments under non-cancelable capital leases related to sale/leaseback transactions (with initial or remaining lease terms in excess of one year) as of June 30, 2017 are (in thousands):

	Total	Imputed	Net Present
	Payments	Interest	Value
Remainder of 2017	$13,025	$2,019	$11,006
2018	11,818	2,163	9,655
2019	3,600	1,499	2,101
2020	3,600	1,135	2,465
2021	3,600	711	2,889
2022 and thereafter	1,908	175	1,733
Total future minimum lease payments	$37,551	$7,702	$29,849

In prior years, the Company received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at June 30, 2017 and December 31, 2016 is $11.7 million and $12.8 million, respectively.  The amount is amortized using the effective interest method.  The fair value of this finance obligation approximates the carrying value as of June 30, 2017.

The Company has a capital lease associated with its property in Latham, New York.  Liabilities relating to this agreement of $2.3 million and $2.4 million have been recorded as a finance obligation, in the accompanying unaudited interim consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.  The fair value of this finance obligation approximates the carrying value as of June 30, 2017.

Restricted Cash

The Company has entered into sale/leaseback agreements associated with its products and services.  In connection with these agreements, cash of $51.0 million is required to be restricted as security and will be released over the lease term. The Company has additional letters of credit backed by security deposits as disclosed in the Operating Leases section above.

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

Recent Accounting Pronouncements

In July 2017, an accounting update was issued to address narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. This update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. The Company early adopted this accounting update during the three months ended June 30, 2017. The adoption of this accounting update did not have a significant effect on the Company’s consolidated financial statements.

In May 2017, an accounting update was issued to provide clarity and reduce both diversity in the practice and cost and complexity when applying the guidance under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  This accounting update is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period. The amendments in this update should be applied prospectively to an award modified on or after the adoption date.

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

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers.  In July 2015, the FASB announced a one year delay in the required adoption date from January 1, 2017 to January 1, 2018.  The Company has established an internal implementation team to oversee the adoption of the new standard.  To date the Company has identified relevant arrangements and performance obligations and is assessing the impact of the new guidance.  The Company is currently evaluating the impact that adoption of the new standard will have on the timing and amount of revenue recognized, as compared to current accounting practices.  The Company anticipates providing further information about the impacts of adoption in the coming quarters.  The Company is also evaluating whether to adopt the guidance using the full or modified retrospective basis, and will make that determination during the second half of 2017.

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

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (2)

3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power. (3)

3.5	Third Amended and Restated By-laws of Plug Power Inc. (4)

3.6	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (5).

3.7	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock (6)

3.8	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series D Redeemable Convertible Preferred Stock (7)

3.9	Certificate of Correction to Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. dated as of December 21, 2016 (8)

3.10	At Market Issuance Sales Agreement, dated April 3, 2017, by and between Plug Power Inc. and FBR Capital Markets & Co. (9)

3.11	Warrant to Purchase Common Stock, issued April 4, 2017, by and between Plug Power Inc. and Amazon.com NV Investment Holdings LLC (10)

3.12	Transaction Agreement, dated as of April 4, 2017, by between Plug Power Inc. and Amazon.com, Inc. (10)

3.13	Warrant to Purchase Common Stock, issued April 12, 2017, by and between Plug Power Inc. and Tech Opportunities LLC (11)

3.14	Warrant Exercise Agreement, dated as of April 12, 2017, by and between Plug Power Inc. and Tech Opportunities LLC (11)

3.15	Fourth Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Plug Power Inc. (12)
3.16	Second Amended and Restated 2011 Stock Option and Incentive Plan. (12)
3.17	Warrant to Purchase Common Stock, issued July 20, 2017, by and between Plug Power Inc. and Wal-mart Stores, Inc. (13)

3.18	Amendment No. 8, effective as of July 20, 2017, to Shareholder Rights Agreement by and between Plug Power Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent. (13)
3.19	Transaction Agreement, dated as of July 20, 2017, by and between Plug Power Inc. and Wal-Mart Stores, Inc. (13)

3.20	Amendment No. 8 to Loan and Security Agreement, dated as of June 30, 2017, by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and NY Green Bank. (14)
3.21	Master Lease Agreement, dated as of June 30, 2017, by and between Plug Power Inc. and Wells Fargo Equipment Finance, Inc. (14)
3.22	Amended and Restated Master Lease Agreement, dated as of June 30, 2017, by and between Proton GCI SPV I LLC and Generate Plug Power SLB 1, LLC. (14)
3.23	Amended and Restated Loan and Security Agreement, dated as of July 21, 2017, by and between Plug Power Inc. and NY Green Bank. (15)
31.1 and 31.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

101.INS*	XBRL Instance Document (16)
101.SCH*	XBRL Taxonomy Extension Schema Document (16)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (16)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (16)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (16)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (16)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.

(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 19, 2011.

(3)	Incorporated by reference to the Company’s current Report on Form 8-K dated July 25, 2014.

(4)	Incorporated by reference to the Company’s current Report on Form 8-K dated November 2, 2009.

(5)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 24, 2009.

(6)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013.

(7)	Incorporated by reference to the Company’s current Report on Form 8-K dated December 21, 2016.

(8)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2016.

(9)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 3, 2017.

(10)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 5, 2017.

(11)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 12, 2017.

(12)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 30, 2017.

(13)	Incorporated by reference to the Company’s current Report on Form 8-K dated July 21, 2017.

(14)	Incorporated by reference to the Company’s current Report on Form 8-K dated July 21, 2017.

(15)	Incorporated by reference to the Company’s current Report on Form 8-K dated July 27, 2017.

(16)	Filed herewith.

*Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June  30, 2017, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Interim Consolidated Balance Sheets at June  30, 2017 and December 31, 2016; (ii) Interim Consolidated Statements of Operations for the Six Months Ended June  30, 2017 and 2016; (iii) Interim Consolidated Statements of Comprehensive Loss for the Six Months Ended June  30, 2017 and 2016; (iv) Interim Consolidated Statement of Stockholders’ Equity for the Six Months Ended June  30, 2017; (v) Interim Consolidated Statements of Cash Flows for the Six Months Ended June  30, 2017 and 2016; and (vi) related notes, tagged as blocks of text.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 8, 2017	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2017	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)