Form 10-Q
period 2017-09-30
PLUG POWER INC
filed 2017-11-08
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

The number of shares of common stock, par value of $.01 per share, outstanding as of November 8, 2017 was 228,470,294.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$7,957	$46,014
Restricted cash	14,902	11,219
Accounts receivable	52,869	11,923
Inventory	44,687	29,940
Prepaid expenses and other current assets	12,758	11,837
Total current assets	133,173	110,933

Restricted cash	33,668	43,403
Property, plant, and equipment, net of accumulated depreciation of $31,075 and $29,666, respectively	8,657	8,246
Leased property, net of accumulated depreciation of $9,731 and $4,544, respectively	75,344	54,060
Goodwill	9,314	8,291
Intangible assets, net of accumulated amortization of $1,565 and $1,032, respectively	3,892	3,933
Other assets	11,635	11,966
Total assets	$275,683	$240,832

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,650	$32,112
Accrued expenses	8,912	8,519
Accrual for loss contracts related to service	—	752
Deferred revenue	8,262	5,736
Finance obligations	23,913	14,787
Current portion of long-term debt	22,081	2,964
Other current liabilities	1,330	1,615
Total current liabilities	103,148	66,485
Deferred revenue	25,898	17,413
Common stock warrant liability	5,657	11,387
Finance obligations	35,466	29,767
Long-term debt	17,933	20,829
Other liabilities	119	241
Total liabilities	188,221	146,122

Redeemable preferred stock
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: 2,620 at September 30, 2017 and 5,231 at December 31, 2016	709	1,153
Series D redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $0 at September 30, 2017 and $18,500 at December 31, 2016); 5,000,000 shares authorized; Issued and outstanding: none at September 30, 2017 and 18,500 at December 31, 2016	—	8,469
Stockholders’ equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued (including shares in treasury): 228,120,565 at September 30, 2017 and 191,723,974 at December 31, 2016	2,282	1,917
Additional paid-in capital	1,244,789	1,137,482
Accumulated other comprehensive income	1,958	247
Accumulated deficit	(1,159,185)	(1,051,467)
Less common stock in treasury: 582,328 at September 30, 2017 and December 31, 2016	(3,091)	(3,091)
Total stockholders’ equity	86,753	85,088
Total liabilities, redeemable preferred stock, and stockholders’ equity	$275,683	$240,832

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Sales of fuel cell systems and related infrastructure	$45,179	$5,653	$55,936	$19,992
Services performed on fuel cell systems and related infrastructure	5,842	4,763	16,040	15,396
Power Purchase Agreements	5,428	3,858	14,684	9,626
Fuel delivered to customers	4,850	2,909	12,327	7,557
Other	128	376	279	779
Gross revenue	61,427	17,559	99,266	53,350
Provision for common stock warrants	(26,057)	—	(27,877)	—
Net revenue	35,370	17,559	71,389	53,350
Cost of revenue:
Sales of fuel cell systems and related infrastructure	35,671	4,241	44,398	16,182
Services performed on fuel cell systems and related infrastructure	5,766	4,481	17,400	16,190
Provision for loss contracts related to service	—	—	—	(1,071)
Power Purchase Agreements	7,395	4,464	21,460	10,961
Fuel delivered to customers	5,810	3,679	15,262	9,298
Other	138	313	301	855
Total cost of revenue	54,780	17,178	98,821	52,415

Gross (loss) profit	(19,410)	381	(27,432)	935

Operating expenses:
Research and development	7,436	5,001	20,059	15,032
Selling, general and administrative	9,535	8,636	36,584	25,485
Total operating expenses	16,971	13,637	56,643	40,517

Operating loss	(36,381)	(13,256)	(84,075)	(39,582)

Interest and other expense, net	(2,724)	(2,113)	(7,112)	(3,795)
Change in fair value of common stock warrant liability	(1,878)	1,975	(16,454)	4,709

Loss before income taxes	$(40,983)	$(13,394)	$(107,641)	$(38,668)

Income tax benefit	—	—	—	392

Net loss attributable to the Company	$(40,983)	$(13,394)	$(107,641)	$(38,276)

Preferred stock dividends declared and accretion of discount	(25)	(26)	(3,086)	(78)
Net loss attributable to common shareholders	$(41,008)	$(13,420)	$(110,727)	$(38,354)
Net loss per share:
Basic and diluted	$(0.18)	$(0.07)	$(0.52)	$(0.21)
Weighted average number of common shares outstanding	225,762,535	180,375,680	212,419,634	180,261,449

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net loss attributable to the Company	$(40,983)	$(13,394)	$(107,641)	$(38,276)
Other comprehensive income - foreign currency translation adjustment	555	23	1,711	317
Comprehensive loss	$(40,428)	$(13,371)	$(105,930)	$(37,959)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2016	191,723,974	$1,917	$1,137,482	$247	582,328	$(3,091)	$(1,051,467)	$85,088
Net loss attributable to the Company	—	—	—	—	—	—	(107,641)	(107,641)
Other comprehensive income	—	—	—	1,711	—	—	—	1,711
Stock-based compensation	101,004	1	7,287	—	—	—	—	7,288
Stock dividend	48,510	1	76	—	—	—	(77)	—
Public offerings, common stock, net	9,314,666	93	20,571	—	—	—	—	20,664
Conversion of preferred stock, Series D	9,548,393	96	7,682	—	—	—	—	7,778
Conversion of preferred stock, Series C	2,772,518	28	416	—	—	—	—	444
Stock option exercises	110,000	1	39	—	—	—	—	40
Exercise of warrants, net of warrants issued	14,501,500	145	39,713	—	—	—	—	39,858
Provision for common stock warrants	—	—	34,532	—	—	—	—	34,532
Accretion of discount	—	—	(3,009)	—	—	—	—	(3,009)
September 30, 2017	228,120,565	$2,282	$1,244,789	$1,958	582,328	$(3,091)	$(1,159,185)	$86,753

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(107,641)	$(38,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	6,596	2,912
Amortization of intangible assets	443	443
Stock-based compensation	7,288	6,745
Amortization of debt issuance costs	496	469
Provision for common stock warrants	34,570	—
Loss on disposal of leased property	—	41
Provision for loss contracts related to service	—	(1,071)
Change in fair value of common stock warrant liability	16,454	(4,709)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(40,946)	10,644
Inventory	(14,747)	(3,042)
Prepaid expenses and other assets	(590)	(3,549)
Accounts payable, accrued expenses, and other liabilities	6,524	7,504
Accrual for loss contracts related to service	(752)	(5,745)
Deferred revenue	11,011	(2,035)
Net cash used in operating activities	(81,294)	(29,669)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(1,820)	(2,464)
Purchases for construction of leased property	(26,471)	(42,674)
Net cash used in investing activities	(28,291)	(45,138)
Cash Flows From Financing Activities:
Change in restricted cash	6,052	1,908
Proceeds from exercise of warrants, net of transaction costs	17,636	111
Proceeds from exercise of stock options	40	19
Payments for redemption of preferred stock	(3,700)	—
Proceeds from public offerings, net of transaction costs	20,664	—
Proceeds from short-term borrowing, net of transaction costs	—	23,673
Principal payments on short-term borrowing	—	(25,000)
Proceeds from borrowing of long-term debt, net of transaction costs	20,147	23,407
Principal payments on long-term debt	(4,261)	—
Increase in finance obligations	14,664	29,242
Net cash provided by financing activities	71,242	53,360
Effect of exchange rate changes on cash	286	(28)
Decrease in cash and cash equivalents	(38,057)	(21,475)
Cash and cash equivalents, beginning of period	46,014	63,961
Cash and cash equivalents, end of period	$7,957	$42,486
Other Supplemental Cash Flow Information:
Cash paid for interest	$2,357	$1,563

Summary of noncash financing activity-conversions of preferred stock to common stock:	$8,222	—

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $110.7 million for the nine months ended September  30, 2017 and $57.6 million, $55.8 million, and $88.6 million for the years ended December 31, 2016, 2015, and 2014, respectively, and has an accumulated deficit of $1.2 billion at September 30, 2017.

During the nine  months ended September 30, 2017, cash used in operating activities was $81.3 million, consisting primarily of a net loss attributable to the Company of $107.6 million and net outflows from fluctuations in working capital and other assets and liabilities of $39.5 million, offset by the impact of noncash charges/gains of $65.8 million. The changes in working capital primarily were related to building of inventory and, an increase in accounts receivable offset by an increase of accounts payable, and increases in deferred revenue. As of September 30, 2017, we had cash and cash equivalents of $8.0 million and net working capital of $30.0 million. By comparison, at December 31, 2016, we had cash and cash equivalents of $46.0 million and net working capital of $44.4 million.

Net cash used in investing activities for the nine months ended September 30, 2017, totaled $28.3 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the nine months ended September  30, 2017 totaled $71.2 million and primarily resulted from net proceeds of $20.7 million pursuant to public offerings of common stock, net proceeds from borrowing of long-term debt of $20.6 million, net proceeds of $17.6 million pursuant to exercise of warrants, an increase in finance obligations of $14.7 million and a decrease in restricted cash, offset by redemption of Series D preferred stock and principal payments of long-term debt.

In connection with the consummation of the Walmart Transaction Agreement referenced in Note 5, Wal-Mart Stores, Inc. Transaction Agreement, the Company entered into a master lease agreement (the “Wells Fargo MLA”) with Wells Fargo to facilitate the Company’s commercial transactions with Walmart. Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites.  Also, in connection with the consummation of the Amended Loan Agreement referenced in Note

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

8, Long-Term Debt, the Company entered into an amended and restated master lease agreement (the “Generate Capital MLA”) with Generate Capital to facilitate the aforementioned Company’s commercial transactions with Walmart. During July 2017, proceeds from transactions under this program, which are accounted for as capital leases, were $17.7 million.

In previous years, the Company signed sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company had sold certain fuel cell systems and hydrogen infrastructure to the financial institutions, and leased the equipment back to support certain customer locations and to fulfill its varied PPAs.  In connection with these operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s lease obligations. Cash received from customers under the PPAs is used to make lease payments.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements was $36.0 million, which has been fully secured with restricted cash and pledged service escrows.

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Power Purchase Agreements

When fuel cell systems and related infrastructure are provided to customers through a Power Purchase Agreement, or PPA, revenues associated with these agreements are treated as rental income and recognized on a straight-line basis over the life of the agreements.  In conjunction with entering into a PPA with a customer, the Company may enter into sale/leaseback transactions with third-party financial institutions, whereby the fuel cells, related infrastructure, and service are sold to the third-party financial institution and leased back to the Company through either an operating or capital lease.

During 2017 and 2016, the Company’s sale/leaseback transactions with third-party financial institutions were required to be accounted for as capital leases under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 840-40, Leases – Sale/Leaseback Transactions (ASC Subtopic 840-40).  As a result, no upfront revenue was recognized at the closing of these transactions and a finance obligation for each lease was established.  The fuel cell systems and related infrastructure that are provided to customers through these PPAs are considered leased property on the accompanying unaudited interim consolidated balance sheet.  Costs to service the leased property and the depreciation of the associated fuel cell systems and related infrastructure are considered cost of PPA revenue on the accompanying unaudited interim consolidated statement of operations.

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

Cash Equivalents

Cash equivalents consist of money market accounts with an initial term of less than three months. At September 30, 2017 and December 31, 2016, cash equivalents consist of money market accounts.  For purposes of the unaudited interim consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.  The Company’s cash and cash equivalents are deposited with financial institutions located in the U.S. and may at times exceed insured limits.

Common Stock Warrant Accounting

The Company accounts for common stock warrants as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

Equity Instruments

Common stock warrants that meet certain applicable requirements of ASC Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and other related guidance, including the ability of the Company to settle the warrants without the issuance of registered shares or the absence of rights of the grantee to require cash settlement, are accounted for as equity instruments. The Company classifies these equity instruments within additional paid-in capital on the accompanying unaudited interim consolidated balance sheets. Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon.com, Inc. and Wal-Mart Stores, Inc. as discussed in Notes 4 and 5.  These warrants are remeasured at each financial reporting date prior to vesting, using the Monte Carlo pricing model.  Once these warrants vest, they are no longer remeasured.  This pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in fair value resulting from remeasurement of common stock warrants issued in connection with the Amazon Transaction Agreement and the Walmart Transaction Agreement, as described in Notes 4 and 5, Amazon.com, Inc. Transaction Agreement and Wal-Mart Stores, Inc. Transaction Agreement, respectively, and are recorded as cumulative catch up adjustments as a reduction of revenue.

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

Recent Accounting Pronouncements

In July 2017, an accounting update was issued to address narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. This update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. The Company early adopted this accounting update during the three months ended June 30, 2017. The adoption of this accounting update was considered in determining that warrants issued during the second quarter of 2017 (see note 4) were equity classified.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers.  In July 2015, the FASB announced a one year delay in the required adoption date from January 1, 2017 to January 1, 2018.  The Company has established an internal implementation team to oversee the adoption of the new standard.  To date the Company has identified relevant arrangements and performance obligations and does not believe adoption of the standard will have a significant impact on the timing and amount of revenue recognized, as well as the amount of revenue allocated to the identified performance obligations.  The Company anticipates providing further information about the impacts of adoption at year end.  The Company is planning on accounting for the transition using the modified retrospective basis method.

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

The dilutive potential common shares are summarized as follows:

	At September 30,
	2017	2016
Stock options outstanding (1)	19,965,599	14,982,570
Restricted stock outstanding	248,077	26,667
Common stock warrants (2)	115,824,242	4,000,100
Preferred stock (3)	2,782,075	5,554,594
Number of dilutive potential common shares	138,819,993	24,563,931

(1)

During the three months ended September 30, 2017 and 2016, the Company granted 5,030,000 and 3,312,500 stock options, respectively.  During the nine months ended September 30, 2017 and 2016, the Company granted 5,480,863 and 3,592,500 stock options, respectively.

(2)

In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering with an exercise price of $0.15 per warrant.  Of these warrants issued in February 2013, 100 were unexercised as of September 30, 2017 and 2016.

In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering with an exercise price of $4.00 per warrant. In December 2016, as a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the exercise price of the $4.00 warrants was reduced to $0.65. Of these warrants issued in January 2014, all 4,000,000 warrants were exercised during the three months ended June 30, 2017,  as described in Note 10, Stockholders’ Equity.

In December 2016, the Company issued 10,501,500 warrants as part of two concurrent underwritten public offerings with an exercise price of $1.50 per warrant.  Of these warrants issued in December 2016, none and all 10,501,500 warrants were exercised during the three and nine months ended September 30, 2017, respectively, as described in Note 10, Stockholders’ Equity.

In April 2017, the Company issued 5,250,750 warrants with an exercise price of $2.69 per warrant, as described in Note 10, Stockholders’ Equity.  Of these warrants issued in April 2017, none have been exercised as of September 30, 2017.

In April 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 4, Amazon.com, Inc. Transaction Agreement.  The first tranche of 5,819,652 warrant shares vested upon the execution of the transaction agreement.  Of these warrants issued in April 2017, none have been exercised as of September 30, 2017.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

In July 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 5, Wal-Mart Stores, Inc. Transaction Agreement.  The first tranche of 5,819,652 warrant shares vested upon the execution of the transaction agreement.  Of these warrants issued in July 2017, none have been exercised as of September 30, 2017.

(3)

The preferred stock amount represents the dilutive potential common shares of the Series C redeemable convertible preferred stock, based on the conversion price of the preferred stock as of September 30, 2017 and 2016, respectively.  Of the 10,431 Series C redeemable preferred stock issued in May 16, 2013, 5,200 and 2,611 had been converted to common stock during the year ended December 31, 2014 and the three months ended September 30, 2017,  respectively, with the remainder still outstanding.  Of the 18,500 Series D redeemable convertible preferred stock issued on December 22, 2016, 3,700 shares have been redeemed and the remaining 14,800 have been converted to common stock during the nine months ended September 30, 2017.

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

The majority of the Amazon Warrant Shares will vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The first tranche of 5,819,652 Amazon Warrant Shares vested upon the execution of the Amazon Transaction Agreement.  Accordingly, $6.7 million, the fair value of the first tranche of Amazon Warrant Shares, was recognized as selling, general and administrative expense on the accompanying unaudited interim consolidated statement of operations for the nine months ended September 30, 2017. The second tranche of 29,098,260 Amazon Warrant Shares will vest in four installments of 7,274,565 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Amazon Warrant Shares will be $1.1893 per share. After Amazon has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Amazon Warrant Shares will vest in eight installments of 2,546,098 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Amazon Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the first vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant Shares are exercisable through April 4, 2027.

The Amazon Warrant Shares provide for net share settlement that, if elected by the holders, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Amazon Warrant Shares provide for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events.  These warrants are classified as equity instruments.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Because the Amazon Warrant Shares contain performance criteria (i.e. aggregate purchase levels), which Amazon must achieve for the Amazon Warrant Shares to vest, as detailed above, the final measurement date for the Amazon Warrant Shares is the date on which the Amazon Warrant Shares vest. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of Amazon Warrant Shares is being recorded as a reduction to revenue and an addition to additional paid-in capital based on the projected number of Amazon Warrant Shares expected to vest, the proportion of purchases by Amazon and its affiliates within the period relative to the aggregate purchase levels required for the Amazon Warrant Shares to vest and the then-current fair value of the related Amazon Warrant Shares. To the extent that projections change in the future as to the number of Amazon Warrant Shares that will vest, as well as changes in the fair value of the Amazon Warrant Shares, a cumulative catch-up adjustment will be recorded in the period in which the estimates change.

At September 30, 2017, 5,819,652 of the Amazon Warrant Shares have vested.  The amount of selling, general and administrative expense attributed to this first tranche recorded in April 2017, was $7.1 million, including legal and other fees associated with the negotiation and completion of the agreement.  The amount of provision for common stock warrants recorded as a reduction of revenue during the three and nine months ended September 30, 2017 was $14.2 million and $16.1 million, respectively.

5. Wal-Mart Stores, Inc. Transaction Agreement

On July 20, 2017, the Company and Wal-Mart Stores, Inc. (“Walmart”) entered into a Transaction Agreement (the “Walmart Transaction Agreement”), pursuant to which the Company agreed to issue to Walmart a warrant to acquire up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events (the “Walmart Warrant Shares”). The Company and Walmart entered into the Walmart Transaction Agreement in connection with existing commercial agreements between the Company and Walmart with respect to the deployment of the Company’s GenKey fuel cell technology across various Walmart distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the warrant shares, is linked to payments made by Walmart or its affiliates (directly or indirectly through third parties) pursuant to transactions entered into after January 1, 2017 under existing commercial agreements.

The majority of the Walmart Warrant Shares will vest based on Walmart’s payment of up to $600.0 million to the Company in connection with Walmart’s purchase of goods and services from the Company. The first tranche of 5,819,652 Walmart Warrant Shares vested upon the execution of the Walmart Transaction Agreement.  Accordingly, $10.9 million, the fair value of the first tranche of Walmart Warrant Shares, was recorded as a provision for  common stock warrants and presented as a reduction to revenue on the accompanying unaudited interim consolidated statement of operations for the three and nine month periods ended September 30, 2017. The second tranche of 29,098,260 Walmart Warrant Shares will vest in four installments of 7,274,565 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Walmart Warrant Shares will be $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Walmart Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the first vesting date of the second tranche of Walmart Warrant Shares, provided that, with limited exceptions, the exercise price for the third tranche will be no lower than $1.1893. The Walmart Warrant Shares are exercisable through July 20, 2027.

The Walmart Warrant Shares provide for net share settlement that, if elected by the holders, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Walmart Warrant Shares provide for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events.  These warrants are classified as equity instruments.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Because the Walmart Warrant Shares contain performance criteria (i.e. aggregate purchase levels), which Walmart must achieve for the Walmart Warrant Shares to vest, as detailed above, the final measurement date for the Walmart Warrant Shares is the date on which the Walmart Warrant Shares vest. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of Walmart Warrant Shares is being recorded as a reduction to revenue and an addition to additional paid-in capital based on the projected number of Walmart Warrant Shares expected to vest, the proportion of purchases by Walmart and its affiliates within the period relative to the aggregate purchase levels required for the Walmart Warrant Shares to vest and the then-current fair value of the related Walmart Warrant Shares. To the extent that projections change in the future as to the number of Walmart Warrant Shares that will vest, as well as changes in the fair value of the Walmart Warrant Shares, a cumulative catch-up adjustment will be recorded in the period in which the estimates change.

At September 30, 2017, 5,819,652 of the Walmart Warrant Shares have vested.  The amount of provision for common stock warrants recorded as a reduction to revenue during the three and nine months ended September 30, 2017 was  $11.8 million.

6.  Inventory

Inventory as of September 30, 2017 and December 31, 2016 consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials and supplies	$37,282	$26,298
Work-in-process	4,082	1,865
Finished goods	3,323	1,777
	$44,687	$29,940

Raw materials and supplies include spare parts inventory held at service locations valued at $5.8 million and $3.3  million as of September 30, 2017 and December 31, 2016, respectively.

7. Leased Property

Leased property at September 30, 2017 and December 31, 2016 consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Leased property	$85,075	$58,604
Less: accumulated depreciation	(9,731)	(4,544)
Leased property, net	$75,344	$54,060

Depreciation expense related to leased property was $1.9 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively.  Depreciation expense related to leased property was $5.2 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively.

8.  Long-Term Debt

NY Green Bank Loan

On December 23, 2016, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a loan and security agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank), pursuant to which NY Green Bank made available to the Company a secured term loan facility in the amount of $25.0 million (Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million upon closing and incurred costs of $1.2 million.  On July 21, 2017, the Company and

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

NY Green Bank entered into an amendment to the Term Loan Facility (Amended Loan Agreement), which among other things, provided for an additional $20.0 million term loan, increasing the size of the total commitment to $45.0 million, amended the interest rate, prepayment penalty (for any prepayment in the calendar year 2017 or 2018, a prepayment charge equal to 7.5% of the advance amount being prepaid) and product deployment and employment targets.  The maturity date of the Amended Loan Agreement will remain at December 23, 2019.  As with the existing facility, the up-sized facility will be repaid primarily as the Company’s various restricted cash reserves are released over the term of the facility. During the three months ended September 2017, the Company borrowed the additional $20.0 million of working capital financing and incurred closing costs of $0.5 million. At September 30, 2017, the outstanding principal balance under the Term Loan Facility was $40.8 million.  The fair value of the Term Loan Facility approximates the carrying value as of September 30, 2017.

Advances under the Term Loan Facility bear interest at a rate equal to the sum of (i) the LIBOR rate for the applicable interest period, plus applicable margin of 9.5%.  The interest rate at September 30, 2017 was approximately 10.8%.  The term of the loan is three years, with a maturity date of December 23, 2019.  As of September 30, 2017, estimated remaining principal payments will be approximately $8.0 million, $19.1 million, and $13.7 million during the remainder of the year ended December 31, 2017, and years ending December 31, 2018, and 2019, respectively.  These payments will be funded by restricted cash released, as described in Note 14, Commitments and Contingencies.

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

9.  Accrual for Loss Contracts Related to Service

The following table summarizes activity related to the accrual for loss contracts related to service during the nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Nine months ended
	September 30, 2017	September 30, 2016
Beginning balance	$752	$10,050
Change in estimate	—	(1,071)
Reductions for losses realized	(752)	(5,745)
Ending balance	$—	$3,234

10.  Stockholders’ Equity

Exercise of Common Stock Warrants

On December 22, 2016, the Company issued 10,501,500 warrants in connection with offerings of common stock and Series D Redeemable Preferred Stock at an exercise price of $1.50 per share.  On April 12, 2017, the Company and Tech Opportunities LLC (“Tech Opps”) entered into an agreement, pursuant to which Tech Opps exercised in full its warrants to purchase an aggregate of 10,501,500 shares of common stock, at an exercise price of $1.50 per share.  The net proceeds received by the Company pursuant to the exercise of the existing warrants was $15.1 million and the Company issued to Tech Opps warrants to acquire up to 5,250,750 shares of common stock at an exercise price of $2.69  per share.  The warrants were exercisable as of October 12, 2017 and will expire on October 12, 2019. The warrants are subject to anti-dilution provisions in the event of issuance of additional shares of common stock and certain other conditions, as further described in the warrant agreement.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

11.  Redeemable Convertible Preferred Stock

In December 2016, the Company completed an offering of an aggregate of 18,500 shares of the Company’s Series D Redeemable Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”) to purchase 7,381,500 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), resulting in aggregate proceeds of approximately $15.6 million.  During the nine months ended September 30, 2017, the Company redeemed 3,700 shares of the Series D Preferred Stock, at an aggregate redemption price of approximately $3.7 million.  On April 5, 2017, all of the remaining outstanding shares of the Series D Preferred Stock were converted into an aggregate of 9,548,393 shares of the Company’s common stock at a conversion price of $1.55.  The conversion was done at the election of the holder in accordance with the terms of the offering. No shares of Series D Preferred Stock remain outstanding.

On January 26, 2017, Air Liquide sold an aggregate of 2,620 shares of the Company’s Series C Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) to FiveT Capital Holding AG and FiveMore Special Situations Fund Limited.  Following the sale, Air Liquide owned 2,611 shares of Series C Preferred Stock, Five T Capital Holding AG owns 1,750 shares of Series C Preferred Stock and FiveMore Special Situations Fund Limited owns 870 shares of Series C Preferred Stock. On August 28, 2017, Air Liquide acquired 2,772,518 shares of Common Stock by converting all 2,611 shares of Series C Preferred Stock at the conversion price of $0.2343.  Following the conversion, Five T Capital Holding AG and FiveMore Special Situations Fund Limited continue to own 1,750 and 870 shares of Series C Preferred Stock, respectively.

12.  Income Taxes

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

13.  Fair Value Measurements

Derivative Liabilities

The Company’s common stock warrant liability represents the only asset or liability classified financial

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

instrument measured at fair value on a recurring basis in the unaudited interim consolidated balance sheets.  The fair value measurement is determined by using Level 3 inputs due to the lack of active and observable markets that can be used to price identical assets.  Level 3 inputs are unobservable inputs and should be used to determine fair value only when observable inputs are not available.  Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

Fair value of the common stock warrant liability is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

The Company used the following assumptions for its liability-classified common stock warrants:

Nine months ended
	September 30, 2017	September 30, 2016
Risk-free interest rate	1.01% - 2.01%	0.68% - 0.77%
Volatility	62.00% - 108.77%	59.60% - 60.60%
Expected average term	0.39 - 5.23	1.39 - 2.29

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

The following table shows the activity in the common stock warrant liability (in thousands):

	Nine months ended
Common stock warrant liability	September 30, 2017	September 30, 2016
Beginning of period	$11,387	$5,735
Change in fair value of common stock warrants	16,454	(4,709)
Issuance of common stock warrants	4,905	—
Exercise of common stock warrants	(27,089)	(141)
End of period	$5,657	$885

Equity Instruments

The fair value measurement of the Company’s equity-classified common stock warrants is determined by using Level 3 inputs due to the lack of active and observable markets that can be used to price identical assets.  Level 3 inputs are unobservable inputs and should be used to determine fair value only when observable inputs are not available.  Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the warrants.

Fair value of the equity-classified common stock warrants is based on the Monte Carlo pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

 The Monte Carlo pricing models used in the determination of the fair value of the equity-classified warrants also incorporate assumptions involving future revenues associated with Amazon and Walmart, and related timing.  The

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Company used the following assumptions for its equity-classified common stock warrants:

Nine months ended
	September 30, 2017	September 30, 2016
Risk-free interest rate	2.30% - 2.36%	—
Volatility	85.00% - 90.00%	—
Expected average term	9.51 - 10.00	—

There was no expected dividend yield for the warrants granted.

The following table represents the fair value per warrant on the execution date of the transaction agreements and as of September 30, 2017:

	Amazon Warrant Shares	Walmart Warrant Shares
Issuance date - first tranche	$1.15	$1.88
As of period end - second tranche	2.29	2.25

14.  Commitments and Contingencies

Operating Leases

As of September 30, 2017 and December 31, 2016, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also Note 1) as summarized below.  These leases expire over the next six years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2017 are (in thousands):

	As Lessor	As Lessee
Remainder of 2017	$5,585	$3,271
2018	22,339	12,920
2019	22,143	11,789
2020	20,987	10,633
2021	16,751	6,346
2022 and thereafter	8,639	1,962
Total future minimum lease payments	$96,444	$46,921

Rental expense for all operating leases was $3.4 million and $3.7 for the three months ended September 30, 2017 and 2016, respectively.  Rental expense for all operating leases was $9.9 million and $10.1 for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017 and December 31, 2016, prepaid rent and security deposits associated with sale/leaseback transactions were $11.4 million and $11.8 million, respectively.  At September 30, 2017, $1.8 million of the amount is included in prepaid expenses and other current assets and $9.6 million was included in other assets on the unaudited interim consolidated balance sheet.  At December 31, 2016, $1.9 million of this amount was included in prepaid expenses and other current assets and $9.9 million was included in other assets on the consolidated balance sheet.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Finance Obligations

During the nine months ended September 30, 2017, the Company entered into a sale/leaseback transaction, which was accounted for as a capital lease and reported as part of finance obligations on the Company’s unaudited interim consolidated balance sheet.  The outstanding balance of finance obligations related to sale/leaseback transactions at September 30, 2017 was $45.9 million.  The fair value of the finance obligation approximates the carrying value as of September 30, 2017.

Future minimum lease payments under non-cancelable capital leases related to sale/leaseback transactions (with initial or remaining lease terms in excess of one year) as of September 30, 2017 are (in thousands):

	Total	Imputed	Net Present
	Payments	Interest	Value
Remainder of 2017	$12,389	$1,501	$10,888
2018	14,632	2,916	11,716
2019	5,540	2,078	3,462
2020	5,540	1,668	3,872
2021	5,540	1,199	4,341
2022 and thereafter	13,058	1,418	11,640
Total future minimum lease payments	$56,699	$10,780	$45,919

In prior years, the Company received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at September 30, 2017 and December 31, 2016 is $11.1 million and $12.8 million, respectively.  The amount is amortized using the effective interest method.  The fair value of this finance obligation approximates the carrying value as of September 30, 2017.

The Company has a capital lease associated with its property in Latham, New York.  Liabilities relating to this agreement of $2.3 million and $2.4 million have been recorded as a finance obligation, in the accompanying unaudited interim consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.  The fair value of this finance obligation approximates the carrying value as of September 30, 2017.

Restricted Cash

The Company has entered into sale/leaseback agreements associated with its products and services.  In connection with these agreements, cash of $47.6 million is required to be restricted as security and will be released over the lease term. The Company has additional letters of credit backed by security deposits as disclosed in the Operating Leases section above.

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

At September 30, 2017, one customer comprises approximately 87.1% of the total accounts receivable balance.  At December 31, 2016, two customers comprise approximately 59.9% of the total accounts receivable balance.

For the nine months ended September 30, 2017, 84.0% of total consolidated revenues were associated primarily with two customers. For the nine months ended September 30, 2016, 41.7% of total consolidated revenues were associated primarily with one customer.

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

Results of Operations

Revenue, cost of revenue, gross (loss)/profit and gross margin for the three and nine months ended September 30, 2017 and 2016, were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Net	Cost of	Gross	Gross	Net	Cost of	Gross	Gross
	Revenue	Revenue	(Loss)/Profit	Margin	Revenue	Revenue	(Loss)/Profit	Margin
For the periods ended September 30, 2017:
Sales of fuel cell systems and related infrastructure	$45,179	$35,671	$9,508	21.0%	$55,936	$44,398	$11,538	20.6%
Services performed on fuel cell systems and related infrastructure	5,842	5,766	76	1.3%	16,040	17,400	(1,360)	(8.5)%
Power Purchase Agreements	5,428	7,395	(1,967)	(36.2)%	14,684	21,460	(6,776)	(46.1)%
Fuel delivered to customers	4,850	5,810	(960)	(19.8)%	12,327	15,262	(2,935)	(23.8)%
Other	128	138	(10)	(7.8)%	279	301	(22)	(7.9)%
Provision for common stock warrants	(26,057)	—	(26,057)	—	(27,877)	—	(27,877)	—
Total	$35,370	$54,780	$(19,410)	(54.9)%	$71,389	$98,821	$(27,432)	(38.4)%
For the periods ended September 30, 2016:
Sales of fuel cell systems and related infrastructure	$5,653	$4,241	$1,412	25.0%	$19,992	$16,182	$3,810	19.1%
Services performed on fuel cell systems and related infrastructure	4,763	4,481	282	5.9%	15,396	16,190	(794)	(5.2)%
Power Purchase Agreements	3,858	4,464	(606)	(15.7)%	9,626	10,961	(1,335)	(13.9)%
Fuel delivered to customers	2,909	3,679	(770)	(26.5)%	7,557	9,298	(1,741)	(23.0)%
Other	376	313	63	16.8%	779	855	(76)	(9.8)%
Provision for loss contracts related to service	—	—	—	—	—	(1,071)	1,071	—
Total	$17,559	$17,178	$381	2.2%	$53,350	$52,415	$935	1.8%

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

Revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2017 increased $39.5 million or 699.2%, to $45.2 million from $5.7 million for the three months ended September 30, 2016. There were 2,239 units recognized as revenue for the three months ended September 30, 2017, compared to 189 for the three months ended September 30, 2016.  The significant increase in revenue relates to eight sites deployed during the 3rd quarter of 2017. An additional 337 units were shipped during the three months ended September 30, 2017 and held as leased assets. As such, the Company will recognize revenue on these units over the life of the related PPA under “Power Purchase Agreements” in the Consolidated Statement of Operations. The eight sites also had hydrogen installations during the three months ended September 30, 2017.  In addition, one additional site was constructed and held as leased assets. There was one sale associated with hydrogen installations for the three months ended September 30, 2016. In addition, three additional sites were constructed and held as leased property during the three months ended September 30, 2016, also because they were associated with sale/leaseback transactions accounted for capital leases.

Revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2017 increased $35.9 million, or 179.8%, to $55.9 million from $20.0 million for the nine months ended September 30, 2016.  The main driver for the increased revenue is related to the 3rd quarter deployment volume as well as a few other smaller sites. There were 2,580 units recognized as revenue for the nine months ended September 30, 2017, compared to 603 for the nine months ended September 30, 2016. An additional 1,265 units were shipped during the nine months ended September 30, 2017 and held as leased assets. As such, the Company will recognize revenue on these units over the life of the related PPA under “Power Purchase Agreements” in the Consolidated Statement of Operations. Ten sales associated with hydrogen installations occurred during the nine months ended September 30, 2017.  In addition, five additional sites were constructed and held as leased assets. There were four sales associated with hydrogen installations for the nine months ended September 30, 2016.  In addition, nine additional sites were constructed and held as leased property during the nine months ended September 30, 2016, also because they were associated with sale/leaseback transactions accounted for as capital leases.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.  At September 30, 2017, there were 10,670 fuel cell units and 40 hydrogen installations under extended maintenance contracts, increases of 23.1% and 48.1% from 8,665 and 27 at September 30, 2016, respectively.

Revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2017 increased $1.1 million, or 22.7%, to $5.8 million from $4.8 million for the three months ended September 30, 2016. The positive change is related to higher number of fuel cell units as well as related infrastructure being serviced than compared to the comparable quarter in the prior year.

Revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2017 increased $644 thousand, or 4.2%, to $16.0 million from $15.4 million for the nine months ended September 30, 2016. The increase in service revenues was not as significant as the increase in number of units under service contracts due to less billable incidents and nonrecurring revenue.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  The equipment and service can be associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can retain the equipment as leased property and provide it to customers under PPAs.  At September 30, 2017, there were 30 GenKey sites associated with PPAs, as compared to 23 at September 30, 2016.

Power Purchase Agreements for the three months ended September 30, 2017 increased $1.6 million, or 40.7%, to $5.4 million from $3.9 million for the three months ended September 30, 2016. The increase is due to the increased number of sites the Company has deployed with these types of arrangements.

Power Purchase Agreements for the nine months ended September 30, 2017 increased $5.1 million, or 52.5%, to $14.7 million from $9.6 million for the nine months ended September 30, 2016. The increase is due to the increased number of sites the Company has deployed with these types of arrangements.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen, which is then sold to its customers.  At September

30, 2017, there were 55 sites associated with fuel contracts, as compared to 35 at September 30, 2016.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Revenue associated with fuel delivered to customers for the three months ended September 30, 2017 increased $1.9 million, or 66.7%, to $4.9 million from $2.9 million for the three months ended September 30, 2016. The increase in revenue is due to an increase of sites taking fuel deliveries at September 30, 2017, compared to September 30, 2016.

Revenue associated with fuel delivered to customers for the nine months ended September 30, 2017 increased $4.8 million, or 63.1%, to $12.3 million from $7.6 million for the nine months ended September 30, 2016. The increase in revenue is due to an increase of sites taking fuel deliveries at September 30, 2017, compared to September 30, 2016.

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

Other revenue for the three months ended September 30, 2017 decreased $248 thousand, or 66.0%, to $128 thousand from $376 thousand for the three months ended September 30, 2017. During the three months ended September 30, 2017, the Company’s other revenue was associated with a research & development project with the European Union. The Company had no revenue associated with a customer stack development program as it did in the three months ended September 30, 2016 which was for $125 thousand.

Other revenue for the nine months ended September 30, 2017 decreased $500 thousand, or 64.2%, to $279 thousand from $779 thousand for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, the Company’s other revenue was associated with a research & development project with the European Union. The Company had no revenue associated with a customer stack development program as it did in the nine months ended September 30, 2016 which was for $375 thousand.

Revenue – provision for common stock warrants.    In 2017, the Company entered into two Transaction Agreements (the “Amazon Transaction Agreement”) with Amazon.com, Inc. (“Amazon”) and (the “Walmart Transaction Agreement”) with Wal-Mart Stores, Inc. (“Walmart”).  The Company records a portion of the estimated fair value of common stock warrants issued as part of the Amazon Transaction Agreement and the Walmart Transaction Agreement as a reduction of revenue based upon the projected number of common stock warrants expected to vest, the proportion of purchases by Amazon, Walmart and their affiliates within the period relative to the aggregate purchase levels required for the Amazon Warrant Shares and the Walmart Warrant Shares to vest and the then-current fair value of the related common stock warrants.  The amount of provision for common stock warrants  recorded as a reduction of revenue during the three and nine months ended September 30, 2017 was $26.1 million and $27.9 million, respectively.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2017 increased 741.1%, or $31.4 million, compared to the three months ended September 30, 2016, driven by a greater number of units recognized as revenue.  Gross margin generated from sales of fuel cell systems and related infrastructure was 21.0% for the three months ended September 30, 2017, down from 25.0% for the three months ended September 30, 2016, due to product and site mix changes during the three months ended September 30, 2017 compared to the same period in 2016.

Cost of revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2017 increased 174.4%, or $28.2 million, compared to the nine months ended September 30, 2016, driven by driven by the previously stated greater number of units recognized as revenue.  Gross margin generated from sales of fuel cell systems and related infrastructure was 20.6% for the nine months ended September 30, 2017, up from 19.1% for the nine months ended September 30, 2016, due to product and site mix changes in prior 2017 quarters during the nine months ended September 30, 2017 compared to the same period in 2016.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts.  On September 30, 2017, there were 10,670 fuel cell units and 40 hydrogen installations under extended maintenance contracts, an increase of 16.8% and 48.1% from 8,665 and 27 on September 30, 2016, respectively.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2017 increased 28.7%, or $1.3 million, to $5.8 million, compared to the three months ended September 30, 2016 of $4.5 million.  Gross margin decreased to 1.3% for the three months ended September 30, 2017 from 5.9% for the three months ended September 30, 2016.  The change versus the prior year is due to ramp up and commercialization costs associated with the launch of new configurations developed in 2016, offset by a reduction in costs resulting from changes in product configuration rolled out to new key accounts and leverage of the existing fixed costs in the field.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2017 increased 7.5%, or $1.2 million, to $17.4 million, compared to the nine months ended September 30, 2016 of $16.2 million.  Gross margin worsened to (8.5%) for the nine months ended September 30, 2017 from (5.2%) for the nine months ended September 30, 2016.  The change versus the prior year is due to ramp up and commercialization costs associated with the launch of new configurations developed in 2016, offset by a reduction in costs resulting from changes in product configuration rolled out to new key accounts and leverage of the existing fixed costs in the field.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for leased equipment and service used to fulfill the PPAs.  Leased units are primarily associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.  At September 30, 2017, there were 30 GenKey sites associated with PPAs, as compared to 23 at September 30, 2016.

Cost of revenue from Power Purchase Agreements for the three months ended September 30, 2017 increased $2.9 million, or 65.7%, to $7.4 million from $4.5 million for the three months ended September 30, 2016. The increase was a result of the increase in the number of customer sites party to these agreements. Gross margin declined to (36.2%) for the three months ended September 30, 2017 from (15.7%) for the three months ended September 30, 2016, due primarily to ramp up and commercialization costs incurred that are associated with the launch of new configurations in late 2016.

Cost of revenue from Power Purchase Agreements for the nine months ended September 30, 2017 increased $10.5 million, or 95.8%, to $21.5 million from $11.0 million for the nine months ended September 30, 2016. The increase was a result of the increase in the number of customer sites party to these agreements. Gross margin declined to (15.7%) for the nine months ended September 30, 2017 from (13.9%) for the nine months ended September 30, 2016, due primarily to ramp up and commercialization costs incurred that are associated with the launch of new configurations in late 2016.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen and separately sells to its customers upon delivery.  As of September 30, 2017, there were 55 sites under contract receiving molecule delivery, as compared to 35 at September 30, 2016.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Cost of revenue from fuel delivered to customers for the three months ended September 30, 2017 increased $2.1 million, or 57.9%, to $5.8 million from $3.7 million for the three months ended September 30, 2016.  The increase is due primarily to higher volume of liquid hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs.  Gross margin percent increased to (19.8%) during the three months ended September 30, 2017 from (26.5%) during the three months ended September 30, 2016 due to improved operating dispensing efficiencies and higher fees charged to customers for new sites.

Cost of revenue from fuel delivered to customers for the nine months ended September 30, 2017 increased $6.0 million, or 64.1%, to $15.3 million from $9.3 million for the nine months ended September 30, 2016.  The increase is due primarily to higher volume of liquid hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs.  Gross margin percent was relatively consistent to (23.8%) during the nine months ended September 30, 2017 compared to (23.0%) during the nine months ended September 30, 2016.

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

Cost of other revenue for the three months ended September 30, 2017 decreased $175 thousand, or 55.9%, to $138 thousand from $313 thousand for the nine months ended September 30, 2016.  The Company had no costs associated with a customer stack development program as it did in the three months ended September 30, 2016. The entire cost of other revenue in the period is related to the research & development project with the European Union.

Cost of other revenue for the nine months ended September 30, 2017 decreased $554 thousand, or 64.8%, to $301 thousand from $855 thousand for the nine months ended September 30, 2016.  The Company had no costs associated with a customer stack development program as it did in the nine months ended September 30, 2016. The entire cost of other revenue in the period is related to the research & development project with the European Union.

Cost of revenue – provision for loss contracts related to service.     In 2015, the Company recognized a $10.1 million provision for loss contracts related to service. This provision represents extended maintenance contracts that have projected costs over the remaining life of the contracts that exceed contractual revenues.  During the three and nine months ended September 30, 2017 and 2016, the Company did not have a provision for loss contracts related to service.   During the three and nine months ended September 30, 2016, the Company renegotiated one of its service contracts and replaced 96 of the older fuel cell systems in service at that particular customer.  As a result, the projected costs over the remaining life of the amended contract were estimated to be reduced as compared to the previous estimate, resulting in a lower necessary accrual.  The change in estimate was recorded as a  gain within cost of revenue where the original charge was recorded.

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

Research and development expense for the three months ended September  30, 2017 increased $2.4 million, or 48.7% to $7.4 million, from $5.0 million for the three months ended September  30, 2016.  This increase was primarily related to an increase in development of ProGen, and personnel related expenses from higher headcount, focused on refinement of hydrogen infrastructure design, multiple product cost-down programs and prototyping for stack performance enhancement.

Research and development expense for the nine months ended September 30, 2017 increased $5.0 million, or 33.4% to $20.1 million, from $15.0 million for the nine months ended September 30, 2016.  This increase was primarily related to an increase in development of ProGen, and personnel related expenses from higher headcount, focused on refinement of hydrogen infrastructure design, multiple product cost-down programs and prototyping for stack performance enhancement.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

On April 4, 2017, the Company and Amazon entered into the Amazon Transaction Agreement, pursuant to which the Company agreed to issue to Amazon warrants to acquire up to 55,286,696 shares of common stock, subject to certain vesting events. The first tranche of 5,819,652 warrant shares vested upon the execution of the Amazon Transaction Agreement, and as a result, $7.1 million, the fair value of the first tranche warrant shares, including legal and other fees associated with the negotiation and completion of the agreement was recognized as selling, general and administrative expense on the accompanying unaudited interim consolidated statement of operations for the nine month periods ended September 30, 2017.

Selling, general and administrative expenses for the three months ended September 30, 2017, increased $0.9 million, or 10.4%, to $9.5 million from $8.6 million for the three months ended September 30, 2016.  This increase is primarily due to costs associated with increased headcount and increased insurance costs.

Selling, general and administrative expenses for the nine months ended September 30, 2017, increased $11.1 million, or 43.6%, to $36.6 million from $25.5 million for the nine months ended September 30, 2016.  This increase primarily is due to the aforementioned provision for common stock warrants associated with the Amazon Transaction Agreement, costs associated with increased headcount and increased insurance costs.

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

Net interest and other expense for the three months ended September  30, 2017, increased $0.6 million as compared to the three months ended September 30, 2016.  The increase is attributed to interest on the various financing structures described above, offset by interest and other income which remained relatively insignificant for the three months ended September  30, 2017.

Net interest and other expense for the nine months ended September 30, 2017, increased $3.3 million as compared to the nine months ended September 30, 2016.  The increase is attributed to interest on the various financing structures described above, offset by interest and other income which remained relatively insignificant for the nine months ended September 30, 2017.

Change in fair value of common stock warrant liability. The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three months ended September  30, 2017 resulted in an increase in the associated warrant liability of $1.9 million as compared to a decrease of $2.0 million for the three months ended September  30, 2016.  These variances are primarily due to changes in the number of warrants outstanding, the average term, the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

The change in fair value of common stock warrant liability for the nine months ended September 30, 2017 resulted in an increase in the associated warrant liability of $16.5 million as compared to a decrease of $4.7 million for the nine months ended September 30, 2016.  These variances are primarily due to changes in the number of warrants outstanding, the average term, the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $110.7 million for the nine months ended September 30, 2017 and $57.6 million, $55.8 million, and $88.6 million for the years ended December 31, 2016, 2015, and 2014, respectively, and has an accumulated deficit of $1.2 billion at September 30, 2017.

During the nine months ended September 30, 2017, cash used in operating activities was $81.3 million, consisting primarily of a net loss attributable to the Company of $107.6 million and net outflows from fluctuations in working capital and other assets and liabilities of $39.5 million, offset by the impact of noncash charges/gains of $65.8 million. The changes in working capital primarily were related to building of inventory and an increase in accounts receivable offset by, an increase of accounts payable, and increases in deferred revenue. As of September 30, 2017, we had cash and cash equivalents of $8.0 million and net working capital of $30.0 million. By comparison, at December 31, 2016, we had cash and cash equivalents of $46.0 million and net working capital of $44.4 million.

Net cash used in investing activities for the nine months ended September 30, 2017, totaled $28.3 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the nine months ended September 30, 2017 totaled $71.2 million and primarily resulted from net proceeds of $20.7 million pursuant to public offerings of common stock, net proceeds from borrowing of long-term debt of $20.6 million, net proceeds of $17.6 million pursuant to exercise of warrants, an increase in finance obligations of $14.7 million and a decrease in restricted cash, offset by redemption of Series D preferred stock and principal payments of long-term debt.

In connection with the consummation of the Walmart Transaction Agreement described below, the Company entered into a master lease agreement (the “Wells Fargo MLA”) with Wells Fargo to facilitate the Company’s commercial transactions with Walmart. Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites.  Also, in connection with the consummation of the Amended Loan Agreement, the Company entered into an amended and restated master lease agreement (the “Generate Capital MLA”) with Generate Capital to facilitate the aforementioned

Company’s commercial transactions with Walmart. During July 2017, proceeds from transactions under this program, which are accounted for as capital leases, were $17.7 million.

The combination of (i) the Amazon Transaction Agreement, as described below under Amazon.com, Inc., Transaction Agreement; (ii) the Walmart Transaction Agreement, as described below under Wal-Mart Stores, Inc. Transaction Agreement; (iii)the Amended Loan Agreement, as described below under NY Green Bank Loan; (iv) the Wells Fargo MLA and (v) the Generate Capital MLA significantly improves the Company’s liquidity and ability to manage working capital.

In previous years, the Company signed sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company had sold certain fuel cell systems and hydrogen infrastructure to the financial institutions, and leased the equipment back to support certain customer locations and to fulfill its varied PPAs.  In connection with these operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s lease obligations. Cash received from customers under the PPAs is used to make lease payments.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements was $36.0 million, which has been fully secured with restricted cash and pledged service escrows.

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

Several key indicators of liquidity are summarized in the following table (in thousands):

	Nine months	Year
	ended or at	ended or at
	September 30, 2017	December 31, 2016
Cash and cash equivalents at end of period	$7,957	$46,014
Restricted cash at end of period	48,570	54,622
Working capital at end of period	30,025	44,448
Net loss attributable to common shareholders	110,727	57,591
Net cash used in operating activities	81,294	29,636
Purchases of property, plant and equipment and leased property	28,291	58,075
Net cash provided by financing activities	71,242	69,885

Amazon.com, Inc., Transaction Agreement

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

The majority of the Amazon Warrant Shares will vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The first tranche of 5,819,652 Amazon Warrant Shares vested upon the execution of the Amazon Transaction Agreement.  Accordingly, $6.7 million, the fair value of the first tranche of Amazon Warrant Shares, was recognized as selling, general and administrative expense on the accompanying unaudited interim consolidated statement of operations for the nine months ended September 30, 2017. The second tranche of 29,098,260 Amazon Warrant Shares will vest in four installments of 7,274,565 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Amazon Warrant Shares will be $1.1893 per share. After Amazon has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Amazon Warrant Shares will vest in eight installments of 2,546,098 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Amazon Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the first vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant Shares are exercisable through April 4, 2027.

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

Because the Amazon Warrant Shares contain performance criteria (i.e. aggregate purchase levels), which Amazon must achieve for the Amazon Warrant Shares to vest, as detailed above, the final measurement date for the Amazon Warrant Shares is the date on which the Amazon Warrant Shares vest. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of Amazon Warrant Shares is being recorded as a reduction to revenue and an addition to additional paid-in capital based on the projected number of Amazon Warrant Shares expected to vest, the proportion of purchases by Amazon and its affiliates within the period relative to the aggregate purchase levels required for the Amazon Warrant Shares to vest and the then-current fair value of the related Amazon Warrant Shares. To the extent that projections change in the future as to the number of Amazon Warrant Shares that will vest, as well as changes in the fair value of the Amazon Warrant Shares, a cumulative catch-up adjustment will be recorded in the period in which the estimates change.

At September 30, 2017, 5,819,652 of the Amazon Warrant Shares have vested.  The amount of selling, general and administrative expense attributed to this first tranche recorded in April 2017 was $7.1 million, including legal and other fees associated with the negotiation and completion of the agreement.  The amount of provision for common stock warrants recorded as a reduction of revenue during the three and nine months ended September 30, 2017 was $14.2 million and $16.1 million, respectively.

Wal-Mart Stores Inc., Transaction Agreement

On July 20, 2017, the Company and Wal-Mart Stores, Inc. (“Walmart”) entered into a Transaction Agreement (the “Walmart Transaction Agreement”), pursuant to which the Company agreed to issue to Walmart a warrant to acquire up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events (the “Walmart Warrant Shares”). The Company and Walmart entered into the Walmart Transaction Agreement in connection with existing commercial agreements between the Company and Walmart with respect to the deployment of the Company’s GenKey fuel cell technology across various Walmart distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the warrant shares, is linked to payments made by Walmart or its affiliates (directly or indirectly through third parties) pursuant transactions entered into after January 1, 2017 under existing commercial agreements.

The majority of the Walmart Warrant Shares will vest based on Walmart’s payment of up to $600.0 million to the Company in connection with Walmart’s purchase of goods and services from the Company. The first tranche of 5,819,652 Walmart Warrant Shares vested upon the execution of the Walmart Transaction Agreement.  Accordingly, $10.9 million, the fair value of the first tranche of Walmart Warrant Shares, was recorded as a provision for common stock warrants and presented as a reduction to revenue on the accompanying unaudited interim consolidated statement of operations for the three and nine month periods ended September 30, 2017. The second tranche of 29,098,260 Walmart Warrant Shares will vest in four installments of 7,274,565 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Walmart Warrant Shares will be $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Walmart Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the first vesting date of the second tranche of Walmart Warrant Shares, provided that, with limited exceptions, the exercise price for the third tranche will be no lower than $1.1893. The Walmart Warrant Shares are exercisable through July 20, 2027.

The Walmart Warrant Shares provide for net share settlement that, if elected by the holders, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Walmart Warrant Shares provide for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events.  Vested warrants are classified as equity instruments.

Because the Walmart Warrant Shares contain performance criteria (i.e. aggregate purchase levels), which Walmart must achieve for the Walmart Warrant Shares to vest, as detailed above, the final measurement date for the Walmart Warrant Shares is the date on which the Walmart Warrant Shares vest. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of Walmart Warrant Shares is being recorded as a reduction to revenue and an addition to additional paid-in capital based on the projected number of Walmart Warrant Shares expected to vest, the proportion of purchases by Walmart and its affiliates within the period relative to the aggregate purchase levels required for the Walmart Warrant Shares to vest and the then-current fair value of the related Walmart Warrant Shares. To the extent that projections change in the future as to the number of Walmart Warrant Shares that will vest, as well as changes in the fair value of the Walmart Warrant Shares, a cumulative catch-up adjustment will be recorded in the period in which the estimates change.

At September 30, 2017, 5,819,652 of the Walmart Warrant Shares have vested.  The amount of provision for common stock warrants recorded as a reduction to revenue during the three and nine months ended September 30, 2017 was $11.8 million.

NY Green Bank Loan

On December 23, 2016, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a loan and security agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank), pursuant to which NY Green Bank made available to the Company a secured term loan facility in the amount of $25.0 million (Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million upon closing and incurred closing costs of $1.2 million.  On July 21, 2017, the Company and NY Green Bank entered into an amendment to the Term Loan Facility (Amended Loan Agreement), which among other things, provided for an additional $20.0 million term loan, increasing the size of the total commitment to $45.0 million, amended the interest rate, prepayment penalty and product deployment and employment targets.  The maturity date of the Amended Loan Agreement will remain at December 23, 2019.  As with the existing facility, the up-sized facility will be repaid primarily as the Company’s various restricted cash reserves are released over the term of the facility. During the three months ended September 2017, the Company borrowed the additional $20.0 million of working capital financing and incurred closing costs of $0.5 million. At September 30, 2017, the outstanding principal balance under the Term Loan Facility was $40.8 million.  The fair value of the Term Loan Facility approximates the carrying value as of September 30, 2017.

Advances under the Term Loan Facility bear interest at a rate equal to the sum of (i) the LIBOR rate for the applicable interest period, plus applicable margin. The interest rate at September 30, 2017 was approximately 10.8%.  The term of the loan is three years, with a maturity date of December 23, 2019.  As of September 30, 2017, estimated remaining principal payments will approximately be $8.0 million, $19.1 million, and $13.7 million during the years ended December 31, 2017, 2018, and 2019, respectively.  These payments will be funded by restricted cash released, as described in Note 14, Commitments and Contingencies.

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

Redeemable Convertible Preferred Stock

In December 2016, the Company completed an offering of an aggregate of 18,500 shares of the Company’s Series D Redeemable Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”) to purchase 7,381,500 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), resulting in aggregate proceeds of approximately $15.6 million.  During the nine months ended September 30, 2017, the Company redeemed 3,700 shares of the Series D Preferred Stock, at an aggregate redemption price of approximately $3.7 million.  On April 5, 2017, all of the remaining outstanding shares of the Series D Preferred Stock were converted into an aggregate of 9,548,393 shares of common stock at a conversion price of $1.55.  The conversion was done at the election of the holder in accordance with the terms of the offering. No shares of Series D Preferred Stock remain outstanding.

On January 26, 2017, Air Liquide sold an aggregate of 2,620 shares of the Company’s Series C Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) to FiveT Capital Holding AG and FiveMore Special Situations Fund Limited.  Following the sale, Air Liquide owned 2,611 shares of Series C Preferred Stock, Five T Capital Holding AG owns 1,750 shares of Series C Preferred Stock and FiveMore Special Situations Fund Limited owns 870 shares of Series C Preferred Stock. On August 28, 2017, Air Liquide acquired 2,772,518 shares of Common Stock by converting all 2,611 shares of Series C Preferred Stock at the conversion price of $0.2343.  Following the conversion, Five T Capital Holding AG and FiveMore Special Situations Fund Limited continue to own 1,750 and 870 shares of Series C Preferred Stock, respectively.

Operating Leases

As of September  30, 2017, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash as summarized below.  These leases expire over the next six years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September  30, 2017 are (in thousands):

	As Lessor	As Lessee
Remainder of 2017	$5,585	$3,271
2018	22,339	12,920
2019	22,143	11,789
2020	20,987	10,633
2021	16,751	6,346
Thereafter	8,639	1,962
Total future minimum lease payments	$96,444	$46,921

Finance Obligations

During the nine months ended September 30, 2017, the Company entered into a sale/leaseback transaction, which was accounted for as a capital lease and reported as part of finance obligations on the Company’s unaudited interim consolidated balance sheet.  The outstanding balance of finance obligations related to sale/leaseback transactions at September 30, 2017 was $45.9 million.  The fair value of the finance obligation approximates the carrying value as of September 30, 2017.

Future minimum lease payments under non-cancelable capital leases related to sale/leaseback transactions (with initial or remaining lease terms in excess of one year) as of September 30, 2017 are (in thousands):

	Total	Imputed	Net Present
	Payments	Interest	Value
Remainder of 2017	$12,389	$1,501	$10,888
2018	14,632	2,916	11,716
2019	5,540	2,078	3,462
2020	5,540	1,668	3,872
2021	5,540	1,199	4,341
2022 and thereafter	13,058	1,418	11,640
Total future minimum lease payments	$56,699	$10,780	$45,919

In prior years, the Company received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at September 30, 2017 and December 31, 2016 is $11.1 million and $12.8 million, respectively.  The amount is amortized using the effective interest method.  The fair value of this finance obligation approximates the carrying value as of September 30, 2017.

The Company has a capital lease associated with its property in Latham, New York.  Liabilities relating to this agreement of $2.3 million and $2.4 million have been recorded as a finance obligation, in the accompanying unaudited interim consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.  The fair value of this finance obligation approximates the carrying value as of September 30, 2017.

Restricted Cash

The Company has entered into sale/leaseback agreements associated with its products and services.  In connection with these agreements, cash of $47.6 million is required to be restricted as security and will be released over the lease term. The Company has additional letters of credit backed by security deposits as disclosed in the Operating Leases section above.

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

Recent Accounting Pronouncements

In July 2017, an accounting update was issued to address narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. This update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. The Company early adopted this accounting update during the three months ended June 30, 2017. The adoption of this accounting update was considered in determining that warrants issued during the second quarter of 2017 (see note 4) were equity classified.

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

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers.  In July 2015, the FASB announced a one year delay in the required adoption date from January 1, 2017 to January 1, 2018.  The Company has established an internal implementation team to oversee the adoption of the new standard.  To date the Company has identified relevant arrangements and performance obligations and does not believe adoption of the standard will have a significant impact on the timing and amount of revenue recognized, as well as the amount of revenue allocated to the identified performance obligations.  The Company anticipates providing further information about the impacts of adoption at year end.  The Company is planning on accounting for the transition using the modified retrospective basis method.

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

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

3.1	Amended and Restated Certificate of Incorporation of Plug Power. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (1)

3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (2)

3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power. (3)

3.5	Fourth Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Plug Power Inc. (4)

3.6	Third Amended and Restated By-laws of Plug Power Inc. (5)

3.7	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (6).

3.8	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock (7)

3.9	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series D Redeemable Convertible Preferred Stock (8)

3.10	Certificate of Correction to Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. dated as of December 21, 2016 (9)

3.11	At Market Issuance Sales Agreement, dated April 3, 2017, by and between Plug Power Inc. and FBR Capital Markets & Co. (10)

3.12	Warrant to Purchase Common Stock, issued April 4, 2017, by and between Plug Power Inc. and Amazon.com NV Investment Holdings LLC (11)

3.13	Transaction Agreement, dated as of April 4, 2017, by between Plug Power Inc. and Amazon.com, Inc. (11)

3.14	Warrant to Purchase Common Stock, issued April 12, 2017, by and between Plug Power Inc. and Tech Opportunities LLC (12)

3.15	Warrant Exercise Agreement, dated as of April 12, 2017, by and between Plug Power Inc. and Tech Opportunities LLC (12)

3.16	Second Amended and Restated 2011 Stock Option and Incentive Plan. (4)

3.17	Warrant to Purchase Common Stock, issued July 20, 2017, by and between Plug Power Inc. and Wal-Mart Stores, Inc. (13)

3.18	Amendment No. 8, effective as of July 20, 2017, to Shareholder Rights Agreement by and between Plug Power Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent. (13)

3.19	Transaction Agreement, dated as of July 20, 2017, by and between Plug Power Inc. and Wal-Mart Stores, Inc. (13)

3.20	Amendment No. 8 to Loan and Security Agreement, dated as of June 30, 2017, by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and NY Green Bank. (14)

3.21	Master Lease Agreement, dated as of June 30, 2017, by and between Plug Power Inc. and Wells Fargo Equipment Finance, Inc. (14)

3.22	Amended and Restated Master Lease Agreement, dated as of June 30, 2017, by and between Proton GCI SPV I LLC and Generate Plug Power SLB 1, LLC. (14)

3.23	Amended and Restated Loan and Security Agreement, dated as of July 21, 2017, by and between Plug Power Inc. and NY Green Bank. (15)

31.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

31.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

101.INS*	XBRL Instance Document (16)
101.SCH*	XBRL Taxonomy Extension Schema Document (16)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (16)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (16)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (16)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (16)

(1)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008.

(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 19, 2011.

(3)	Incorporated by reference to the Company’s current Report on Form 8-K dated July 25, 2014.

(4)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 12, 2017.

(5)	Incorporated by reference to the Company’s current Report on Form 8-K dated November 2, 2009.

(6)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 24, 2009.

(7)	Incorporated by reference to the Company’s current Report on Form 8-K dated May 20, 2013.

(8)	Incorporated by reference to the Company’s current Report on Form 8-K dated December 21, 2016.

(9)	Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2016.

(10)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 3, 2017.

(11)	Incorporated by reference to the Company’s current Report on Form 8-K dated April 5, 2017.

(12)	Incorporated by reference to the Company’s current Report on Form 8-K dated June 30, 2017.

(13)	Incorporated by reference to the Company’s current Report on Form 8-K dated July 21, 2017.

(14)	Incorporated by reference to the Company’s current Report on Form 8-K dated July 21, 2017.

(15)	Incorporated by reference to the Company’s current Report on Form 8-K dated July 27, 2017.

(16)	Filed herewith.

*Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September  30, 2017, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Interim Consolidated Balance Sheets at September  30, 2017 and December 31, 2016; (ii) Interim Consolidated Statements of Operations for the Nine Months Ended September  30, 2017 and 2016; (iii) Interim Consolidated Statements of Comprehensive Loss for the Nine Months Ended September  30, 2017 and 2016; (iv) Interim Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September  30, 2017; (v) Interim Consolidated Statements of Cash Flows for the Nine Months Ended September  30, 2017 and 2016; and (vi) related notes, tagged as blocks of text.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 8, 2017	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)