Form 10-Q
period 2018-03-31
PLUG POWER INC
filed 2018-05-10
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The number of shares of common stock, par value of $0.01 per share, outstanding as of May 10, 2018 was 214,274,571.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$46,746	$24,828
Restricted cash	13,811	13,898
Accounts receivable	22,986	15,331
Inventory	47,348	48,776
Prepaid expenses and other current assets	14,641	16,774
Total current assets	145,532	119,607

Restricted cash	28,412	29,329
Property, plant, and equipment, net of accumulated depreciation of $32,193 and $31,588, respectively	10,835	10,414
Leased property, net of accumulated depreciation of $13,987 and $11,812, respectively	88,167	87,065
Goodwill	9,714	9,445
Intangible assets, net of accumulated amortization of $1,925 and $1,735, respectively	3,724	3,785
Other assets	11,922	11,165
Total assets	$298,306	$270,810

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,609	$42,362
Accrued expenses	8,190	10,595
Deferred revenue	9,084	8,630
Finance obligations	37,662	34,506
Current portion of long-term debt	14,763	18,762
Other current liabilities	1,033	866
Total current liabilities	113,341	115,721
Deferred revenue	25,083	25,809
Common stock warrant liability	3,133	4,391
Finance obligations	35,383	37,069
Convertible senior notes, net	58,275	—
Long-term debt	12,871	13,371
Other liabilities	19	94
Total liabilities	248,105	196,455

Redeemable preferred stock:
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: 2,620 at March 31, 2018 and December 31, 2017	709	709
Stockholders’ equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued (including shares in treasury): 229,192,631 at March 31, 2018 and 229,073,517 at December 31, 2017	2,292	2,291
Additional paid-in capital	1,273,680	1,250,899
Accumulated other comprehensive income	2,606	2,194
Accumulated deficit	(1,198,484)	(1,178,636)
Less common stock in treasury: 14,985,057 at March 31, 2018 and 587,151 at December 31, 2017	(30,602)	(3,102)
Total stockholders’ equity	49,492	73,646
Total liabilities, redeemable preferred stock, and stockholders’ equity	$298,306	$270,810

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Sales of fuel cell systems and related infrastructure	$11,458	$2,197
Services performed on fuel cell systems and related infrastructure	6,598	5,149
Power Purchase Agreements	5,489	4,311
Fuel delivered to customers	5,535	3,491
Other	—	87
Gross revenue	29,080	15,235
Provision for common stock warrants	(1,885)	—
Net revenue	27,195	15,235
Cost of revenue:
Sales of fuel cell systems and related infrastructure	10,122	2,286
Services performed on fuel cell systems and related infrastructure	6,870	6,566
Power Purchase Agreements	8,291	6,615
Fuel delivered to customers	5,896	4,149
Other	—	98
Total cost of revenue	31,179	19,714

Gross loss	(3,984)	(4,479)

Operating expenses:
Research and development	8,648	5,998
Selling, general and administrative	8,309	9,145
Total operating expenses	16,957	15,143

Operating loss	(20,941)	(19,622)

Interest and other expense, net	(3,105)	(2,137)
Change in fair value of common stock warrant liability	1,258	(2,280)

Loss before income taxes	$(22,788)	$(24,039)

Income tax benefit	2,953	—

Net loss attributable to the Company	$(19,835)	$(24,039)

Preferred stock dividends declared	(13)	(26)
Net loss attributable to common shareholders	$(19,848)	$(24,065)
Net loss per share:
Basic and diluted	$(0.09)	$(0.13)
Weighted average number of common shares outstanding	226,985,762	191,185,690

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2018	2017

Net loss attributable to the Company	$(19,835)	$(24,039)
Other comprehensive income - foreign currency translation adjustment	412	220
Comprehensive loss	$(19,423)	$(23,819)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2017	229,073,517	$2,291	$1,250,899	$2,194	587,151	$(3,102)	$(1,178,636)	$73,646
Net loss attributable to the Company	—	—	—	—	—	—	(19,835)	(19,835)
Other comprehensive income	—	—	—	412	—	—	—	412
Stock-based compensation	21,292	—	2,005	—	—	—	—	2,005
Stock dividend	6,721	—	13	—	—	—	(13)	—
Stock option exercises	91,001	1	49	—	—	—	—	50
Equity component of convertible senior notes, net of issuance costs and income tax benefit	—	—	34,829	—	—	—	—	34,829
Purchase of capped call	—	—	(16,000)	—	—	—	—	(16,000)
Purchase of common stock forward	—	—	—	—	14,397,906	(27,500)	—	(27,500)
Exercise of warrants	100	—	—	—	—	—	—	—
Provision for common stock warrants	—	—	1,885	—	—	—	—	1,885
March 31, 2018	229,192,631	$2,292	$1,273,680	$2,606	14,985,057	$(30,602)	$(1,198,484)	$49,492

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(19,835)	$(24,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	2,780	2,002
Amortization of intangible assets	158	143
Stock-based compensation	2,005	2,462
Amortization of debt issuance costs	379	147
Provision for common stock warrants	1,885	—
Change in fair value of common stock warrant liability	(1,258)	2,280
Income tax benefit	(2,953)	—
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(7,655)	5,021
Inventory	1,428	(3,786)
Prepaid expenses and other assets	1,376	1,569
Accounts payable, accrued expenses, and other liabilities	(2,066)	(8,336)
Deferred revenue	(272)	(1,322)
Net cash used in operating activities	(24,028)	(23,859)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(1,026)	(303)
Purchases for construction of leased property	(3,277)	(9,336)
Net cash used in investing activities	(4,303)	(9,639)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	50	—
Payments for redemption of preferred stock	—	(3,700)
Proceeds from issuance of convertible senior notes, net	96,057	—
Purchase of capped call and common stock forward	(43,500)	—
Principal payments on long-term debt	(4,649)	(50)
Increase in finance obligations	1,241	2,230
Net cash provided by (used in) financing activities	49,199	(1,520)
Effect of exchange rate changes on cash	46	35
Increase (decrease) in cash, cash equivalents and restricted cash	20,914	(34,983)
Cash, cash equivalents, and restricted cash beginning of year	68,055	100,636
Cash, cash equivalents, and restricted cash end of year	$88,969	$65,653
Other Supplemental Cash Flow Information:
Cash paid for interest	$2,554	$1,902

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

We were organized as a corporation in the State of Delaware on June 27, 1997.

Unless the context indicates otherwise, the terms “Company,” “Plug Power,” “we,” “our” or “us” as used herein refers to Plug Power Inc. and its subsidiaries.

Liquidity

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased to customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customers’ hydrogen infrastructure as well as delivery of the hydrogen fuel,  continued development and expansion of our products, payment of lease/financing obligations under sale/leaseback financings, and the repayment or refinancing of our long-term debt. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining and expanding positive gross margins across all product lines; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers and to repay or refinance our long-term debt, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $19.8 million for the three months ended March  31, 2018 and $130.2 million, $57.6 million, and $55.8 million for the years ended December 31, 2017, 2016, and 2015, respectively, and has an accumulated deficit of $1.2 billion at March 31, 2018.

During the three  months ended March 31, 2018, cash used in operating activities was $24.0 million, consisting primarily of a net loss attributable to the Company of $19.8 million and net outflows from fluctuations in working capital and other assets and liabilities of $7.2 million, offset by the impact of noncash charges/gains of $3.0 million. The changes in working capital primarily were related to an increase in accounts receivable and a decrease in accounts payable, accrued expenses and other liabilities, offset by decreases in inventory, prepaid expenses and other current assets. As of March 31, 2018, we had cash and cash equivalents of $46.7 million and net working capital of $32.2 million. By comparison, at December 31, 2017, we had cash and cash equivalents of $24.8 million and net working capital of $3.9 million.

Net cash used in investing activities for the three months ended March 31, 2018,  totaled $4.3 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the three months ended March 31, 2018 totaled $49.2 million and primarily resulted from net proceeds of $96.1 million from the issuance of Convertible Senior Notes and a $1.2 million increase in finance obligations, offset by $43.5 million of purchases of a capped call and a common stock forward associated with the Convertible Senior Notes, and $4.6 million of principal payments on long-term debt.

In March 2018, we issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due in 2023 (Convertible Senior Notes). The total net proceeds from this offering, after considering costs of the issuance, were approximately $96.1 million. Approximately $43.5 million of the proceeds were used for the cost of a capped call

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

and a common stock forward, both of which are hedges related to the Convertible Senior Notes. The remaining net proceeds from the Convertible Senior Notes will be used for general corporate purposes, including working capital.

In previous years, the Company entered into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sold certain fuel cell systems and hydrogen infrastructure to the financial institutions, and leased the equipment back to support certain customer locations and to fulfill its varied PPAs.  In connection with these operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s lease obligations. Cash received from customers under the PPAs is used to make lease payments.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements was $30.8 million, which has been fully secured with restricted cash and pledged service escrows.

We have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings, long-term debt and project financing, and recently with Convertible Senior Notes.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity offerings, will provide sufficient liquidity to fund operations for at least one year after the date that the financial statements are issued. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions. Additionally, the Company has other capital sources available, including the At Market Issuance Sales Agreement (see Note 8).

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2017.

The information presented in the accompanying unaudited interim consolidated balance sheet as of December 31, 2017, has been derived from the Company’s December 31, 2017 audited consolidated financial statements. All other information has been derived from the unaudited interim consolidated financial statements of the Company.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Revenue Recognition

The Company enters into contracts that may contain one or a combination of fuel cell systems and infrastructure, installation, maintenance, spare parts, fuel delivery and other support services. Contracts containing fuel cell systems and related infrastructure may be sold, or provided to customers under a PPA.

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. The Company accrues for anticipated standard warranty costs at the same time that revenue is recognized for the related product, or when circumstances indicate that warranty costs will be incurred, as applicable.  Only a limited number of fuel cell units are under standard warranty.

Revenue is measured based on the consideration specified in a contract with a customer, subject to the allocation of consideration to individual performance obligations as discussed below. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

The Company accounts for each separate performance obligation of multiple deliverable arrangements as a separate unit of accounting if the delivered item or items have value to the customer on a standalone basis. The Company considers a performance obligation to be distinct and have a standalone value if the customer can benefit from the good or service either on its own or together with other resources readily available to the customer and the Company’s promise to transfer the goods or service to the customer is separately identifiable from other promises in the contract. The Company allocates revenue to each separate performance obligation based on relative standalone selling prices.

Payment terms for fuel cells, infrastructure and service are invoiced with terms ranging from 30 to 90 days. Service is prepaid upfront in a majority of the arrangements.  The Company does not adjust the transaction price for a significant financing component when the performance obligation is expected to be fulfilled within a year.

Nature of goods and services

The following is a description of principal activities from which the Company generates its revenue.

(i)Sales of Fuel Cell Systems and Related Infrastructure

Revenue from sales of fuel cell systems and related infrastructure represents sales of our GenDrive units, GenSure stationary backup power units, as well as hydrogen fueling infrastructure.

The Company considers list prices, as well as historical average pricing approaches to determine standalone selling prices.  Once relative standalone selling prices are determined, the Company proportionately allocates the sale consideration to each performance obligation within the customer arrangement. The allocated sales consideration related to fuel cell systems and infrastructure, spare parts, and hydrogen infrastructure is recognized at a point in time, when the performance obligation has been satisfied, which usually occurs at shipment if title and risk of loss have passed to the customer or upon commissioning.

(ii)Services performed on fuel cell systems and related infrastructure

Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. The sales consideration allocated to services as discussed above is generally recognized as revenue over time on a straight-line basis over the expected service period.

In a vast majority of its commercial transactions, the Company sells extended maintenance contracts that generally provide for a five to ten year service period from the date of product installation. Services include monitoring, technical support, maintenance and services that provide for 97-98% uptime of the fleet. These services are accounted for

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

as a separate performance obligation, and accordingly, revenue generated from these transactions, subject to the proportional allocation of sale consideration, is deferred and recognized in income over the term of the contract, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract. Sales of spare parts are included within service revenue on the accompanying consolidated statement of operations. When costs are projected to exceed revenues over the life of the contract, an accrual for loss contracts is recorded.  Costs are estimated based upon historical experience and consider the estimated impact of the Company’s cost reduction initiatives.  The actual results may differ from these estimates.

When costs are projected to exceed revenues over the life of an extended maintenance contract, an accrual for loss contracts is recorded.  Costs are estimated based upon historical experience and consider the estimated impact of the Company’s cost reduction initiatives.  The actual results may differ from these estimates.

Upon expiration of the extended maintenance contracts, customers either choose to extend the contract or switch to purchasing spare parts and maintaining the fuel cell systems on their own.

(iii)Power Purchase Agreements

Revenue from PPAs primarily represents payments received from customers who make monthly payments to access the Company’s GenKey solution.

When fuel cell systems and related infrastructure are provided to customers through a PPA, revenues associated with these agreements are treated as rental income and recognized on a straight-line basis over the life of the agreements.  In conjunction with entering into a PPA with a customer, the Company may enter into sale/leaseback transactions with third-party financial institutions, whereby the fuel cells, a majority of the related infrastructure, and, in some cases service are sold to the third-party financial institution and leased back to the Company through either an operating or capital lease.

Certain of the Company’s sale/leaseback transactions with third-party financial institutions are required to be accounted for as capital leases.  As a result, no upfront revenue was recognized at the closing of these transactions and a finance obligation for each lease was established.  The fuel cell systems and related infrastructure that are provided to customers through these PPAs are considered leased property on the accompanying unaudited interim consolidated balance sheet.  Costs to service the leased property, depreciation of the leased property, and other related costs are considered cost of PPA revenue on the accompanying unaudited interim consolidated statement of operations.  Interest cost associated with capital leases is presented within interest and other expense, net on the accompanying unaudited interim consolidated statement of operations.

Each PPA entered into before December 31, 2015 had a corresponding sale/leaseback transaction with a third-party financial institution, which was required to be accounted for as an operating lease. The Company has rental expense associated with these sale/leaseback agreements with financial institutions.  Rental expense is recognized on a straight-line basis over the life of the agreements and is characterized as cost of PPA revenue on the accompanying unaudited interim consolidated statement of operations.

(iv)Fuel Delivered to Customers

Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site.

The Company purchases hydrogen fuel from suppliers and sells to its customers upon delivery.  Revenue and cost of revenue related to this fuel is recorded as dispensed, and is included in the respective “Fuel delivered to customers” lines on the unaudited interim consolidated statements of operations.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

(v)Other

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

Contract costs

The Company expects that incremental commission fees paid to employees as a result of obtaining sales contracts are recoverable and therefore the Company capitalizes them as contract costs.

Capitalized commission fees are amortized on a straight line basis over the period of time over which the transfer of goods or services to which the assets relate occur, typically ranging from 5 to 10 years, and are included in selling, general, and administrative expenses.

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses.

During 2017, the Company issued warrants to Amazon.com, Inc. and Wal-mart Stores, Inc. The fair value of warrants associated with each of these transactions are accounted for as revenue incentives as described in Note 10, Warrant Transaction Agreements.

Adoption of ASC Topic 606 - Transition Approach

As discussed in Recent Accounting Pronouncements, on January 1,2018, the Company adopted ASC Subtopic 606, Revenue from Contracts with Customers (ASC Subtopic 606), which offers two transition approaches: full retrospective and modified retrospective. The Company chose the modified retrospective approach as its transition method and will not experience a significant effect on the timing and amount of revenue recognized or the amount of revenue allocated to the identified performance obligations. There was an insignificant amount of historical contract acquisition costs that were expensed and were not capitalized upon adoption of ASC Subtopic 606. However, upon adoption, contract acquisition costs of $0.1 million were capitalized and are being amortized as described above.

Cash Equivalents

Cash equivalents consist of money market accounts with an initial term of less than three months. At March 31, 2018 and December 31, 2017, cash equivalents consist of money market accounts. For purposes of the unaudited interim consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.  The Company’s cash and cash equivalents are deposited with financial institutions located in the U.S. and may at times exceed insured limits.

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

Equity Instruments

Common stock warrants that meet certain applicable requirements of ASC Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and other related guidance, including the ability of the Company to settle the warrants without the issuance of registered shares or the absence of rights of the grantee to require cash settlement, are accounted for as equity instruments. The Company classifies these equity instruments within additional paid-in capital on the accompanying unaudited interim consolidated balance sheets. Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon.com, Inc. and Wal-Mart Stores, Inc. as discussed in Note 10.  These warrants are remeasured at each financial reporting date prior to vesting, using the Monte Carlo pricing model.  Once these warrants vest, they are no longer remeasured.  This pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in fair value resulting from remeasurement of common stock warrants issued in connection with the Amazon Transaction Agreement and the Walmart Transaction Agreement, as described in Note 10, Warrant Transaction Agreements, and are recorded as cumulative catch up adjustments as a reduction of revenue.

Convertible Senior Notes

The Company accounts for the issued Convertible Senior Notes with separate liability and equity components. The carrying amount of the liability component was initially determined by estimating the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the estimated fair value of the liability component from the par value of the Convertible Senior Notes as a whole as of the date of issuance. This difference represents a debt discount that is amortized to interest expense, with a corresponding increase to the carrying amount of the liability component, over the term of the Convertible Senior Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company has allocated issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the Convertible Senior Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital.

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

Reclassifications

Reclassifications are made, whenever necessary, to prior period financial statements to conform to the current period presentation.  These reclassifications did not have a net impact on the results of operations or net cash flows in the periods presented.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. The Company adopted this accounting update as of January 1, 2018. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The Company did not experience a significant effect on the timing and amount of revenue recognized or the amount of revenue allocated to the identified performance obligations. There is an insignificant amount of historical contract acquisition costs that were expensed under prior guidance and were not capitalized upon adoption of ASC Subtopic 606. However, in subsequent periods, contract acquisition costs are capitalized in accordance with ASC Subtopic 606 (see Note 11, Revenue).

In October 2016, an accounting update was issued to simplify how an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory.  Two common examples of assets included in the scope of this update are intellectual property and property, plant, and equipment.  The Company adopted this update on January 1, 2018 and it did not have any effect on the consolidated financial statements because our net tax position is zero.

In November 2016, an accounting update was issued to reduce the existing diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. This accounting update was adopted retrospectively by the Company on January 1, 2018. The adoption of this update impacts the cash flows from financing activities due to the change in the presentation of restricted cash within the consolidated statement of cash flows. Net cash flows from financing activities and change in cash and cash equivalents, which now includes restricted cash, for the three months ended March 31, 2018 and 2017, decreased by $1.0 million and $0.7 million, respectively.

Recently Issued and Not Yet Adopted Accounting Pronouncements

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

In February 2016, an accounting update was issued which requires balance sheet recognition for operating leases, among other changes to previous lease guidance.  This accounting update is effective for fiscal years beginning after December 15, 2018.  The Company has established an internal implementation team to oversee the adoption of the new standard. While the Company is evaluating the impact this update will have on the consolidated financial statements, it is expected that the future minimum lease payments under non-cancelable leases, as lessee, will be recorded on the Company’s consolidated balance sheets, as well as a right-of-use asset (see Note 14 for a summary of the Company’s non-cancellable operating leases).

3.  Earnings Per Share

Basic earnings per common share are computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options, unvested restricted stock, common stock warrants, preferred stock, and Convertible Senior Notes) were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases where applicable) that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of dilutive common share equivalents, which is comprised of shares issuable under outstanding warrants, the conversion of preferred stock, and the Company’s share-based compensation plans, Convertible Senior Notes and the weighted average number of common shares outstanding during the reporting period. In general, when the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same.

The dilutive potential common shares are summarized as follows:

	At March 31,
	2018	2017
Stock options outstanding (1)	19,733,986	14,857,592
Restricted stock outstanding	234,744	13,333
Common stock warrants (2)	115,824,142	14,501,600
Preferred stock (3)	2,782,075	15,102,981
Convertible Senior Notes	43,630,020	—
Number of dilutive potential common shares	182,204,967	44,475,506

(1)	During the three months ended March 31, 2018 and 2017, the Company granted zero and 136,352 stock options, respectively.

(2)

In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering with an exercise price of $0.15 per warrant.  Of these warrants issued in February 2013, zero and 100 were unexercised as of March 31, 2018 and 2017.

In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering with an exercise price of $4.00 per warrant. In December 2016, as a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the exercise price of the $4.00 warrants was reduced to $0.65. Of these warrants issued in January 2014, all 4,000,000 warrants were exercised during 2017, as described in Note 8, Stockholders’ Equity.

In December 2016, the Company issued 10,501,500 warrants as part of two concurrent underwritten public offerings with an exercise price of $1.50 per warrant.  Of these warrants issued in December 2016, all 10,501,500 warrants were exercised during 2017, as described in Note 8, Stockholders’ Equity.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

In April 2017, the Company issued 5,250,750 warrants with an exercise price of $2.69 per warrant, as described in Note 8, Stockholders’ Equity.  Of these warrants issued in April 2017, none have been exercised as of March 31, 2018.

In April 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 10, Warrant Transaction Agreements.  Of these warrants issued, none have been exercised as of March 31, 2018.

In July 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 10, Warrant Transaction Agreements. Of these warrants issued, none have been exercised as of March 31, 2018.

(3)

The preferred stock amount represents the dilutive potential common shares of the Series C redeemable convertible preferred stock, based on the conversion price of the preferred stock as of March 31, 2018 and 2017, respectively.  Of the 10,431 Series C redeemable preferred stock issued on May 16, 2013, 7,811 and 5,200 had been converted to common stock through March 31, 2018 and 2017, respectively, with the remainder still outstanding.  Of the 18,500 Series D redeemable convertible preferred stock issued on December 22, 2016, 3,700 shares were redeemed during the three months ended March 31, 2017 and the remaining 14,800 were outstanding as of March 31, 2017 and were converted to common stock during the second quarter of 2017.

While the Company plans to settle the principal amount of the Convertible Senior Notes in cash subject to available funding at time of settlement, we currently use the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, subject to meeting the criteria for using the treasury stock method in future periods. As noted above, the Company is in a net loss position. The conversion option would have a dilutive impact on net loss per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of the Convertible Senior Notes of $2.29 per share. During the three months ended March 31, 2018, the Company's weighted average common stock price was below the conversion price of the Convertible Senior Notes. The shares of common stock purchased in connection with issuance of the Convertible Senior Notes are excluded from weighted-average shares outstanding for basic and diluted earnings per share purposes although they remain legally outstanding.

4.  Inventory

Inventory as of March  31, 2018 and December 31, 2017 consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials and supplies	$40,482	$42,851
Work-in-process	3,950	3,492
Finished goods	2,916	2,433
	$47,348	$48,776

Raw materials and supplies include spare parts inventory held at service locations valued at $4.7 million and $5.5 million as of March 31, 2018 and December 31, 2017, respectively.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

5. Leased Property

Leased property at March 31, 2018 and December 31, 2017 consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Leased property	$102,154	$98,877
Less: accumulated depreciation	(13,987)	(11,812)
Leased property, net	$88,167	$87,065

Depreciation expense related to leased property was $2.2 million and $1.5 million for the three months ended March  31, 2018 and 2017, respectively.

6.  Long-Term Debt

On December 23, 2016, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a loan and security agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank), pursuant to which NY Green Bank made available to the Company a secured term loan facility in the amount of $25.0 million (Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million upon closing and incurred costs of $1.2 million.  On July 21, 2017, the Company and NY Green Bank entered into an amendment to the Term Loan Facility, which among other things, provided for an additional $20.0 million term loan, increasing the size of the total commitment to $45.0 million, amended the interest rate, prepayment penalty (for any prepayment in the calendar year 2017 or 2018, a prepayment charge equal to 7.5% of the advance amount being prepaid will apply) and product deployment and employment targets.  As with the existing facility, the up-sized facility will be repaid primarily as the Company’s various restricted cash balances are released over the term of the facility. During the year ended December 31, 2017, the Company borrowed the additional $20.0 million of working capital financing and incurred closing costs of $0.5 million. At March 31, 2018 and December 31, 2017, the outstanding principal balance under the Term Loan Facility was $28.3 million and $32.8 million, respectively.  The fair value of the Term Loan Facility approximates the carrying value as of March 31, 2018 and December 31, 2017, due to the variable interest rate of the Term Loan Facility.

Advances under the Term Loan Facility bear interest at a rate equal to the sum of the LIBOR rate for the applicable interest period, plus applicable margin of 9.5%. The interest rate at March 31, 2018 and 2017 was approximately 11.2% and 11.3%, respectively.  The term of the loan is three years, with a maturity date of December 23, 2019.  As of March 31, 2018, estimated remaining principal payments will be approximately $14.6 million and $13.7 million during the years ending December 31, 2018, and 2019, respectively.  These payments will be funded in part by restricted cash released, as described in Note 14, Commitments and Contingencies.

Interest and a varying portion of the principal amount is payable on a quarterly basis and the entire then outstanding principal balance of the Term Loan Facility, together with all accrued and unpaid interest, is due and payable on the maturity date.  On the maturity date, the Company may also be required to pay additional fees of up to $1.8 million if the Company is unable to meet certain goals related to the deployment of fuel cell systems in the State of New York and increasing the Company’s number of full-time employees in the State of New York.  The Company currently believes that it will meet those goals.

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

7. Convertible Senior Notes

In March 2018, the Company issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due on March 15, 2023, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  There are no required principal payments prior to maturity of the Convertible Senior Notes. The total net proceeds from the Convertible Senior Notes are as follows:

Amount
(in thousands)
Principal amount	$100,000
Less initial purchasers' discount	(3,250)
Less cost of the capped call and common stock forward	(43,500)
Less other issuance costs	(693)
Net proceeds	$52,557

The Convertible Senior Notes bear interest of 5.5%, payable semi-annually in cash on March 15 and September 15 of each year.  The Convertible Senior Notes will mature on March 15, 2023, unless earlier converted or repurchased in accordance with their terms. The Convertible Senior Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

Each $1,000 of principal of the Convertible Senior Notes will initially be convertible into 436.3002 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $2.29 per share, subject to adjustment upon the occurrence of specified events.  Holders of these Convertible Senior Notes may convert their Convertible Senior Notes at their option at any time prior to the close of the last business day immediately preceding September 15, 2022, only under the following circumstances:

1)

during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

2)

during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the notes on each such trading day; or

3)

upon the occurrence of certain specified corporate events, such as a beneficial owner acquiring more then 50% of the total voting power of the Company’s common stock, recapitalization of the Company, dissolution or liquidation of the Company, or the Company’s common stock ceases to be listed on an active market exchange.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

On or after September 15, 2022, holders may convert all or any portion of their Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.

Upon conversion of the Convertible Senior Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  While the Company plans to settle the principal amount of the Convertible Senior Notes in cash subject to available funding at time of settlement, we currently use the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, subject to meeting the criteria for using the treasury stock method in future periods.

The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest. A holder who converts their Convertible Senior Notes in connection with certain corporate events that constitute a “make-whole fundamental change” per the indenture governing the Convertible Senior Notes are, under certain circumstances, entitled to an increase in the conversion rate. In addition, if the Company undergoes a fundamental change prior to the maturity date, holders may require the Company to repurchase for cash all or a portion of its Convertible Senior Notes at a repurchase price equal to 100% of the principal amount of the repurchased Convertible Senior Notes, plus accrued and unpaid interest.

The Company may not redeem the Convertible Senior Notes prior to the maturity date, and no sinking fund is provided for the Convertible Senior Notes.

In accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component of approximately $58.3 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $37.8 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes. The difference between the principal amount of the Convertible Senior Notes and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes.  The effective interest rate is approximately 16.0%. The equity component of the Convertible Senior Notes is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the Convertible Senior Notes of approximately $3.9 million, consisting of initial purchasers' discount of $3.3 million and other issuance costs of approximately $0.6 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.3 million, were recorded as debt issuance cost (presented as contra debt in the unaudited interim consolidated balance sheet) and are being amortized to interest expense over the term of the Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $1.6 million and were netted with the equity component in stockholders’ equity.

The Convertible Senior Notes consisted of the following:

Principal amounts:	At March 31, 2018
Principal	$100,000
Unamortized debt discount (1)	(39,438)
Unamortized debt issuance costs (1)	(2,287)
Net carrying amount	$58,275
Carrying amount of the equity component (2)	$37,782

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

1)

Included in the unaudited interim consolidated balance sheet within Convertible Senior Notes, net and amortized over the remaining life of the Convertible senior notes using the effective interest rate method.

2)	Included in the unaudited interim consolidated balance sheet within additional paid-in capital, net of $1.6 million in equity issuance costs.

As of March 31, 2018, the remaining life of the Convertible Senior Notes is approximately 60 months.

Based on the closing price of the Company’s common stock of  $1.89 on March 31, 2018, the if-converted value of the Convertible Senior Notes was less than the principal amount.

Capped Call and Common Stock Forward

Capped Call

In conjunction with the issuance of the Convertible Senior Notes, the Company entered into capped call options (Capped Call) on the Company’s stock with certain counterparties at a price of $16.0 million. The net cost incurred in connection with the Capped Call was recorded as a reduction to additional paid-in capital in the unaudited interim consolidated balance sheet as of March 31, 2018.

The Capped Call is generally expected to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the capped call transactions will initially be $3.82 per share, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $1.91 per share on the date of the transaction, and is subject to certain adjustments under the terms of the Capped Call. The Capped Call becomes exercisable if the conversion option is exercised.

By entering into the Capped Call, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Senior Notes.

Common Stock Forward

In connection with the sale of the Convertible Senior Notes, the Company also entered into a forward stock purchase transaction (Common Stock Forward), pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

The net cost incurred in connection with the Common Stock Forward of $27.5 million was recorded as an increase in treasury stock in the unaudited interim consolidated balance sheet as of March 31, 2018.  The related shares were accounted for as a repurchase of common stock.

The fair values of the Capped Call and Common Stock Forward are not remeasured each reporting period.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

8.  Stockholders’ Equity

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

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share. As of March 31, 2018 and December 31, 2017, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.  See Note 9, Redeemable Preferred Stock, for a description of the Company’s issued and outstanding Series C and D redeemable preferred stock.

Common Stock and Warrants

The Company has one class of common stock, par value $0.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. There were 214,207,574 and 228,486,366 shares of common stock outstanding as of March 31, 2018 and December 31, 2017, respectively.

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

During 2013, the Company completed a series of underwritten public offerings. One of the underwritten public offerings included accompanying warrants to purchase common stock. During February 2018, the remaining 100 warrants with an exercise price of $0.15 per share were exercised. There were zero and 100 warrants outstanding as of March 31, 2018 and December 31, 2017, respectively.

During 2017, additional warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Notes 10.  In connection with these agreements, warrants to acquire 18,913,869 shares of common stock have vested and are therefore exercisable as of March 31, 2018 and December 31, 2017.  These warrants are measured at fair value and are classified as equity instruments on the consolidated balance sheets.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co., as sales agent (“FBR”), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million.  The Company has raised $23.0 million to date. Under the Sales Agreement, in no event shall the Company issue or sell through FBR such a number of shares that exceeds the number of shares or dollar amount of common stock registered. During the three months ended March 31, 2018, the Company did not offer any shares pursuant to the Sales Agreement.

9.  Redeemable Convertible Preferred Stock

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

During the third quarter of  2017, 2,611 shares of the Company’s Series C Redeemable Preferred Stock, par value $0.01 per share (Series C Preferred Stock) were converted to common stock.  At March 31, 2018, there were 2,620 shares of Series C Preferred Stock outstanding.

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

The holder of the Series C Redeemable Preferred Stock is entitled to receive dividends at a rate of 8% per annum, based on the original issue price per share of $248.794, payable in equal quarterly installments in cash or in shares of common stock, at the Company’s option. During the three months ended March 31, 2018 and 2017, respectively, dividends have been paid in the form of shares of common stock. Each share of Series C Redeemable Preferred Stock is convertible into shares of common stock with the number of shares of common stock issuable upon conversion determined by dividing the original issue price per share of $248.794 by the conversion price in effect at the time the shares are converted. The conversion price of the Series C Redeemable Preferred Stock as of March 31, 2018 and December 31, 2017 was $0.2343. The Series C Redeemable Preferred Stock votes together with the common stock on an as-converted basis on all matters.

10.  Warrant Transaction Agreements

Amazon.com, Inc.

On April 4, 2017, the Company and Amazon.com, Inc. (“Amazon”) entered into a Transaction Agreement (the “Amazon Transaction Agreement”), pursuant to which the Company agreed to issue to Amazon.com NV Investment

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

The majority of the Amazon Warrant Shares will vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The first tranche of 5,819,652 Amazon Warrant Shares vested upon the execution of the Amazon Transaction Agreement.  Accordingly, $6.7 million, the fair value of the first tranche of Amazon Warrant Shares, was recognized as selling, general and administrative expense on the unaudited interim consolidated statement of operations during 2017 as this was considered to be marketing in nature and not a revenue incentive cost or contract acquisition cost.  The second tranche of 29,098,260 Amazon Warrant Shares will vest in four installments of 7,274,565 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Amazon Warrant Shares will be $1.1893 per share. After Amazon has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Amazon Warrant Shares will vest in eight installments of 2,546,098 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Amazon Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the first vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant Shares are exercisable through April 4, 2027.

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

At March  31, 2018 and December 31, 2017,  13,094,217 of the Amazon Warrant Shares have vested.  The amount of provision for common stock warrants recorded as a reduction of revenue during the three months ended March 31, 2018 was $1.7 million.

Wal-Mart Stores, Inc.

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

The majority of the Walmart Warrant Shares will vest based on Walmart’s payment of up to $600.0 million to the Company in connection with Walmart’s purchase of goods and services from the Company. The first tranche of 5,819,652 Walmart Warrant Shares vested upon the execution of the Walmart Transaction Agreement.  Accordingly, $10.9 million, the fair value of the first tranche of Walmart Warrant Shares, was recorded as a provision for common stock warrants and presented as a reduction to revenue on the unaudited interim consolidated statement of operations during 2017. The second tranche of 29,098,260 Walmart Warrant Shares will vest in four installments of 7,274,565 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Walmart Warrant Shares will be $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Walmart Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the first vesting date of the second tranche of Walmart Warrant Shares, provided that, with limited exceptions, the exercise price for the third tranche will be no lower than $1.1893. The Walmart Warrant Shares are exercisable through July 20, 2027.

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

At March  31, 2018 and December 31, 2017,  5,819,652 of the Walmart Warrant Shares have vested.  The amount of provision for common stock warrants recorded as a reduction to revenue during the three months ended March  31, 2018 was $0.2 million.

11. Revenue

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line and timing of revenue recognition (in thousands):

Major products/services lines	Three months ended
	March 31, 2018	March 31, 2017
Sales of fuel cell systems	$6,574	$1,817
Sale of hydrogen installations and other infrastructure	4,884	380
Services performed on fuel cell systems and related infrastructure	6,598	5,149
Power Purchase Agreements	5,489	4,311
Fuel delivered to customers	5,535	3,491
Other	—	87
Total gross revenue	$29,080	$15,235

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable	$22,986	$15,331
Contract assets	6,005	9,316
Contract liabilities	45,864	46,777

The contract assets relate to the Company’s rights to consideration for work completed but not billed. These amounts are included within prepaid expenses and other current assets on the accompanying consolidated balance sheets.

The contract liabilities relate to the advance consideration received from customers for services that will be recognized over time (primarily fuel cell and related infrastructure services). These amounts are included within deferred revenue and finance obligations on the accompanying consolidated interim balance sheets. A portion of the finance obligation balance has restricted cash held in escrow, which will be released over the contract period.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets	Three months ended
March 31, 2018
Transferred to receivables from contract assets recognized at the beginning of the period	$(4,965)
Revenue recognized and not billed as of the end of the period	1,654
Net change in contract assets	$(3,311)

Contract liabilities	Three months ended
March 31, 2018
Revenue recognized that was included in the contract liability balance as the beginning of the period	$3,125
Increases due to cash received, net of amounts recognized as revenue during the period	(2,212)
Net change in contract liabilities	$913

Estimated future revenue

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	March 31, 2018	December 31, 2017
Sales of fuel cell systems	$23,034	$26,298
Sale of hydrogen installations and other infrastructure	11,552	15,512
Services performed on fuel cell systems and related infrastructure	84,614	89,079
Power Purchase Agreements	124,553	130,042
Total estimated future revenue	$243,753	$260,931

All consideration from contracts with customers is included in the amounts presented above.

Contract costs

Contract costs consists of capitalized commission fees and other expenses related to obtaining or fulfilling a contract.

Capitalized contract costs at March 31, 2018 and December 31, 2017 were $0.1 million and zero, respectively. Expense related to the amortization of capitalized contract costs was not significant for the three months ended March 31, 2018.

12.  Income Taxes

The Company recognized an income tax benefit in the current period of $3.0 million as a result of the intraperiod tax allocation rules under ASC Subtopic 740-20, Intraperiod Tax Allocation, under which the Company recognized a benefit for current losses as a result of an entry to additional paid-in capital related to the issuance of the Convertible Senior Notes discussed in Note 7. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

The remaining net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

13.  Fair Value Measurements

Convertible Senior Notes

The fair value of the Convertible Senior Notes was $60.6 million on issuance which approximated its fair value at March 31, 2018.  The fair value was determined based on Level 3 inputs, including assumed volatility of 45.0%.  The Company carries the Convertible Senior Notes at face value less an unamortized discount on its consolidated balance sheet, and presents the fair value for required disclosure purposes only.  For further information on the Convertible Senior Notes see Note 7.

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

The Company used the following assumptions for its liability-classified common stock warrants:

Three months ended
	March 31, 2018	March 31, 2017
Risk-free interest rate	1.64% - 2.28%	1.01% - 2.01%
Volatility	18.40% - 81.95%	62.0% - 105.20%
Expected average term	0.01 - 1.53	0.89 - 5.23

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

The following table shows the activity in the common stock warrant liability (in thousands):

	Three months ended
Common stock warrant liability	March 31, 2018	March 31, 2017
Beginning of period	$4,391	$11,387
Change in fair value of common stock warrants	(1,258)	2,280
End of period	$3,133	$13,667

Equity Instruments

The fair value measurement of the Company’s equity-classified common stock warrants further described in Note 10, Warrant Transaction Agreements, is determined by using Level 3 inputs due to the lack of active and observable markets that can be used to price identical instruments.

Fair value of the equity-classified common stock warrants is based on the Monte Carlo pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

The Company used the following assumptions for its equity-classified common stock warrants:

Three months ended
	March 31, 2018	March 31, 2017
Risk-free interest rate	2.72% - 2.73%	—
Volatility	85.00%	—
Expected average term	9.01-9.30	—

The Monte Carlo pricing models used in the determination of the fair value of the equity-classified warrants also incorporate assumptions involving future revenues associated with Amazon and Walmart, and related timing.

The following table represents the fair value per warrant on the execution date of the transaction agreements and as of March 31, 2018:

	Amazon Warrant Shares	Walmart Warrant Shares
Issuance date - first tranche	$1.15	$1.88
As of vesting date - second tranche	2.16	—
As of period end - second tranche	1.57	1.71

14.  Commitments and Contingencies

Operating Leases

As of March 31, 2018 and December 31, 2017, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also Note 1) as summarized below.  These leases expire over the next six years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2018 are (in thousands):

	As Lessor	As Lessee
Remainder of 2018	$17,408	$9,854
2019	23,079	12,059
2020	21,388	10,903
2021	16,796	6,571
2022	8,545	1,245
2023 and thereafter	7,316	1,031
Total future minimum lease payments	$94,532	$41,663

Rental expense for all operating leases was $3.5 million and $3.3 million for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018 and December 31, 2017, prepaid rent and security deposits associated with sale/leaseback transactions were $11.2 million and $11.3 million, respectively.  At March 31, 2018,  $1.6 million of the amount is included in prepaid expenses and other current assets and $9.6 million was included in other assets on the unaudited interim consolidated balance sheet.  At December 31, 2017,  $1.8 million of this amount was included in prepaid expenses and other current assets and $9.5 million was included in other assets on the consolidated balance sheet.

Finance Obligations

During the three months ended March 31, 2018, the Company entered into a sale/leaseback transaction, which was accounted for as a capital lease and reported as part of finance obligations on the Company’s unaudited interim consolidated balance sheet.  The outstanding balance of finance obligations related to sale/leaseback transactions at March 31, 2018 was $62.9 million.  The fair value of the finance obligation approximates the carrying value as of March 31, 2018.

Future minimum lease payments under non-cancelable capital leases related to sale/leaseback transactions (with initial or remaining lease terms in excess of one year) as of March 31, 2018 are (in thousands):

	Total	Imputed	Net Present
	Payments	Interest	Value
2018	$36,994	$2,996	$33,998
2019	6,042	2,223	3,819
2020	6,042	1,800	4,242
2021	6,043	1,316	4,727
2022	4,296	705	3,591
2023 and thereafter	11,510	1,021	10,489
Total future minimum lease payments	$70,927	$10,061	$60,866

In prior years, the Company received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at March 31, 2018 and December 31, 2017 is $9.8 million and $10.4 million, respectively.  The amount is amortized using the effective interest method.  The fair value of this finance obligation approximates the carrying value as of March 31, 2018.

The Company has a capital lease associated with its property in Latham, New York.  Liabilities relating to this agreement of $2.3 million and $2.3 million have been recorded as a finance obligation, in the accompanying consolidated

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

balance sheets as of March 31, 2018 and December 31, 2017, respectively.  The fair value of this finance obligation approximates the carrying value as of March 31, 2018.

Restricted Cash

The Company has entered into sale/leaseback agreements associated with its products and services.  In connection with these agreements, cash of $41.2 million is required to be restricted as security and will be released over the lease term. The Company has additional letters of credit backed by security deposits as disclosed in the Operating Leases section above.

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

At March 31, 2018, two customer comprises approximately 77.6% of the total accounts receivable balance.  At December 31, 2017, three customers comprised approximately 59.0% of the total accounts receivable balance.

For the three months ended March 31, 2018, 74.2% of total consolidated revenues were associated primarily with two customers. For the three months ended March 31, 2017, 53.4% of total consolidated revenues were associated primarily with one customer.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2017.  In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and anticipate continuing to incur losses; the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers; the ability to achieve the forecasted gross margin on the sale of our products; the volatility of our stock price; the risk that a sale of a significant number of shares of stock could depress the market price of our common stock; the risk that a loss of one or more of our major customers could result in a material adverse effect on our financial condition; the cost and availability of fuel and fueling infrastructures for our products; the risk of elimination of government subsidies and economic incentives for alternative energy products; the risk of potential losses related to any product liability claims or contract disputes; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our products; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components;  the risk that pending orders may not convert to purchase orders, in whole or in part; the risk that unit orders will not ship, be installed and/or converted to revenue, in whole or in part; the risks related to the use of flammable fuels in our products; our ability to protect our intellectual property; the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large‑scale commercial basis; the cost and timing of developing, marketing and selling our products and our ability to raise the necessary capital to fund such costs; market acceptance of our products and services, including GenDrive units; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to successfully market, distribute and service our products and services internationally; our ability to improve system reliability for our products; the risk of loss related to an inability to maintain an effective system of internal controls; our ability to attract and maintain key personnel; the risks associated with potential future acquisitions; the cost of complying with current and future federal, state and international governmental regulations; the risk the accounting method for convertible debt securities that may be settled in cash, such as the Convertible Senior Notes, could have a material effect on our reported financial results; the risk the convertible note hedges may affect the value of the Convertible Senior Notes and our common stock; the risk that we are subject to counterparty risk with respect to the convertible note hedge transactions and other risks and uncertainties discussed under Item IA—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed March 9, 2018.  Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

Results of Operations

Revenue, cost of revenue, gross (loss)/profit and gross margin for the three months ended March 31, 2018 and 2017, were as follows (in thousands):

	Three Months Ended
	March 31,
	Net	Cost of	Gross	Gross
	Revenue	Revenue	(Loss)/Profit	Margin
For the period ended March 31, 2018:
Sales of fuel cell systems and related infrastructure	$11,458	$10,122	$1,336	11.7%
Services performed on fuel cell systems and related infrastructure	6,598	6,870	(272)	(4.1)%
Power Purchase Agreements	5,489	8,291	(2,802)	(51.0)%
Fuel delivered to customers	5,535	5,896	(361)	(6.5)%
Provision for common stock warrants	(1,885)	—	(1,885)	—
Total	$27,195	$31,179	$(3,984)	(14.6)%
For the period ended March 31, 2017:
Sales of fuel cell systems and related infrastructure	$2,197	$2,286	$(89)	(4.1)%
Services performed on fuel cell systems and related infrastructure	5,149	6,566	(1,417)	(27.5)%
Power Purchase Agreements	4,311	6,615	(2,304)	(53.4)%
Fuel delivered to customers	3,491	4,149	(658)	(18.8)%
Other	87	98	(11)	(12.6)%
Total	$15,235	$19,714	$(4,479)	(29.4)%

Our primary sources of revenue are from sales of fuel cell systems and related infrastructure, services performed on fuel cell systems and related infrastructure, Power Purchase Agreements (PPAs), and fuel delivered to customers.  Revenue from sales of fuel cell systems and related infrastructure represents sales of our GenDrive units, GenSure stationary backup power units, as well as hydrogen fueling infrastructure. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.  Revenue from PPAs primarily represents payments received from customers who make monthly payments to access the Company’s GenKey solution.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site.

Revenue – sales of fuel cell systems and related infrastructure. Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2018 increased $9.3 million, or 421.5%, to $11.5 million from $2.2 million for the three months ended March 31, 2017.  The main driver for the increased revenue was an increase in GenDrive deployment volume and infrastructure site increases, as well as mix of fuel cells versus infrastructure. There were 304 units recognized as revenue during the three months ended March 31, 2018, compared to 34 for the three months ended March 31, 2017. An additional 43 units were shipped in 2018 and held as leased assets. As such, the Company will recognize revenue on these units over the life of the related PPA under “Power Purchase Agreements” in the unaudited interim Consolidated Statement of Operations. Three hydrogen installations during the three months ended March 31, 2018, were recognized as revenue, compared to none during the three months ended March 31, 2017.  In addition, no additional sites were constructed and held as leased property during the three months ended March 31, 2018, compared to two during the three months ended March 31, 2017.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.  At March 31, 2018, there were 11,191 fuel cell units and 43 hydrogen installations under extended maintenance contracts, an increase from 8,818 fuel cell units and 30 hydrogen installations at March 31, 2017, respectively.

Revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2018 increased $1.4 million, or 28.1%, to $6.6 million from $5.1 million for the three months ended March 31, 2017. The increase in service revenues was due to the increase in units under service contracts.  The average number of units under extended maintenance contracts during the three months ended March 31, 2018 was 11,243, compared to 8,884 during the three months ended March 31, 2017.  This 26.6% increase in average units serviced throughout the three months corresponds with the increase in revenue, as compared to the prior year period.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  The equipment and service can be associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can retain the equipment as leased property and provide it to customers under PPAs.  At March 31, 2018, there were 33 GenKey sites associated with PPAs, as compared to 27 at March 31, 2017.

Revenue from Power Purchase Agreements for the three months ended March 31, 2018 increased $1.2 million, or 27.3%, to $5.5 million from $4.3 million for the three months ended March 31, 2017. The increase is due to the increased number of sites the Company has deployed with these types of arrangements. The average number of sites under PPA arrangements was 33 in the first quarter of 2018, as compared to 26 in 2017.  This 26.9% increase in average sites under PPAs throughout the three months corresponds with the increase in revenue, as compared to the prior year period.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen, which is then sold to its customers.  At March 31, 2018, there were 61 sites associated with fuel contracts, as compared to 42 at March 31, 2017.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Revenue associated with fuel delivered to customers for the three months ended March 31, 2018 increased $2.0 million, or 58.6%, to $5.5 million from $3.5 million for the three months ended March 31, 2017. The increase in revenue is due to an increase in sites taking fuel deliveries in 2018, compared to 2017.  The average number of sites receiving fuel deliveries was 60 during the three months ended March 31, 2018, as compared to 41 during the three months ended March 31, 2017.  This 46.3% increase in average sites with molecule delivery throughout the three months  corresponds with the increase in revenue and price increases, as compared to the prior year period.

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

Other revenue for the three months ended March 31, 2018 decreased $0.1 million, or 100.0%, to zero from $0.1 million for the three months ended March 31, 2017.  During the three months ended March 31, 2018, the Company had no contract research & development activities, compared to a small amount of activity during the three months ended March 31, 2017.

Revenue – provision for common stock warrants.  In 2017, in separate transactions, the Company issued to each of Amazon.com, Inc. (“Amazon”) and Wal-Mart Stores, Inc. (“Walmart”) warrants to purchase shares of the Company’s common stock.  The Company records a portion of the estimated fair value of the warrants as a reduction of revenue based upon the projected number of shares of common stock expected to vest under the warrants, the proportion of purchases by Amazon, Walmart and their affiliates within the period relative to the aggregate purchase levels required for vesting of the respective warrants, and the then-current fair value of the warrants. The amount of provision for common stock warrants recorded as a reduction of revenue during the three months ended March 31, 2018 was $1.9 million, compared to zero during the three months ended March 31, 2017 as these transactions occurred later in 2017.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2018 increased 342.8%, or $7.8 million, compared to the three months ended March 31, 2017, driven by the previously stated greater number of units recognized as revenue. Gross margin generated from sales of fuel cell systems and related infrastructure was 11.7% for the three months ended March 31, 2018, up from (4.1)% for the three months ended March 31, 2017, due to better leverage over fixed costs with higher volumes, product cost downs, and changes in product mix.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts.  At March 31, 2018, there were 11,191 fuel cell units and 43 hydrogen installations under extended maintenance contracts, an increase from 8,818 fuel cell units and 30 hydrogen installations at March 31, 2017, respectively.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2018 increased 4.6%, or $0.3 million, to $6.9 million, compared to the three months ended March 31, 2017 of $6.6 million.  Gross margin improved to (4.1%) for the three months ended March 31, 2018 from (27.5%) for the three months ended March 31, 2017.  The change versus the prior three months is due to a reduction in costs resulting from changes in product configuration previously rolled out to new key accounts and leverage of the existing fixed costs in the field.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for leased equipment and service used to fulfill the PPAs, and depreciation of leased property.  Leased units are associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.  At March 31, 2018, there were 33 GenKey sites associated with PPAs, as compared to 27 at March 31, 2017.

Cost of revenue from Power Purchase Agreements for the three months ended March 31, 2018 increased $1.7 million, or 25.3%, to $8.3 million from $6.6 million for the three months ended March 31, 2017. The increase was a result of the increase in the number of customer sites party to these agreements. Gross margin of (51.0%) for the three months ended March 31, 2018, was relatively consistent with gross margin of (53.4%) for the three months ended March 31, 2017.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen and separately sells to its customers when delivered or dispensed.  At March 31, 2018, there were 61 sites associated with fuel contracts, as compared to 42 at March 31, 2017.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Cost of revenue from fuel delivered to customers for the three months ended March 31, 2018 increased $1.7 million, or 42.1%, to $5.9 million from $4.1 million for the three months ended March 31, 2017.  The increase is due primarily to higher volume of liquid hydrogen delivered to customer sites, as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs.  Gross margin percent improved to (6.5%) during the three months ended March 31, 2018 compared to (18.8%) during the three months ended March 31, 2017 due to improvements in efficiencies from changes in system design.

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

Cost of other revenue for the three months ended March 31, 2018 decreased $0.1 million, or 100.0%, to zero from $0.1 million for the three months ended March 31, 2017.  During the three months ended March 31, 2018, the Company had no contract research & development activities, compared to a small amount of activity during the three months ended March 31, 2017.

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

Research and development expense for the three months ended March increased $2.7 million, or 44.2% to $8.6 million, from $6.0 million for the three months ended March 31, 2017.  The increase was primarily related to an increase in programs associated with improving product reliability to reduce ongoing service costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2018, decreased $0.8 million, or 9.1%, to $8.3 million from $9.1 million for the three months ended March 31, 2017.  This decrease is primarily due to a decrease in legal accruals and stock based compensation expense, offset by increases due to severance payments due to targeted restructuring actions.

Interest and other expense (income), net. Interest and other expense, net consists of interest and other expenses related to interest on our short-term borrowing, long-term debt, convertible senior notes, obligations under capital lease and our finance obligations, as well as foreign currency exchange losses, offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, note receivable, foreign currency exchange gains and other income. Since 2016, the Company entered into a series of capital leases with Generate Lending LLC and Wells Fargo. In December 2016, the Company entered into a loan and security agreement with NY Green Bank, which was amended in 2017.

Net interest and other expense for the three months ended March 31, 2018 increased $1.0 million, or 45.3% as compared to the three months ended March 31, 2017. The 45.3% increase is relatively consistent with increase in interest bearing liabilities of 47.0%.

Change in fair value of common stock warrant liability. The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three months ended March 31, 2018 resulted in a decrease in the associated warrant liability of $1.3 million as compared to an increase of $2.3 million for the three months ended March 31, 2017.  These variances are primarily due to changes in the average remaining term, the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Income taxes. The Company recognized an income tax benefit in the current period of $3.0 million as a result of the intraperiod tax allocation rules under ASC Subtopic 740-20, Intraperiod Tax Allocation, under which the Company recognized a benefit for current losses as a result of an entry to additional paid-in capital related to the issuance of the Convertible Senior Notes. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

The remaining net deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased to customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customers’ hydrogen infrastructure as well as delivery of the hydrogen fuel,  continued development and expansion of our products, payment of lease/financing obligations under sale/leaseback financings, and the repayment or refinancing of our long-term debt. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining and expanding positive gross margins across all product lines; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers and to repay or refinance our long-term debt, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $19.8 million for the three months ended March  31, 2018 and $130.2 million, $57.6 million, and $55.8 million for the years ended December 31, 2017, 2016, and 2015, respectively, and has an accumulated deficit of $1.2 billion at March 31, 2018.

During the three  months ended March 31, 2018, cash used in operating activities was $24.0 million, consisting primarily of a net loss attributable to the Company of $19.8 million and net outflows from fluctuations in working capital and other assets and liabilities of $7.2 million, offset by the impact of noncash charges/gains of $3.0 million. The changes in working capital primarily were related to an increase in accounts receivable and a decrease in accounts payable, accrued expenses and other liabilities, offset by decreases in inventory, prepaid expenses and other current assets. As of March 31, 2018, we had cash and cash equivalents of $46.7 million and net working capital of $32.2 million. By comparison, at December 31, 2017, we had cash and cash equivalents of $24.8 million and net working capital of $3.9 million.

Net cash used in investing activities for the three months ended March 31, 2018,  totaled $4.3 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the three months ended March 31, 2018 totaled $49.2 million and primarily resulted from net proceeds of $96.1 million from the issuance of Convertible Senior Notes and a $1.2 million increase in finance obligations, offset by $43.5 million of purchases of a capped call and a common stock forward associated with the Convertible Senior Notes, and $4.6 million of principal payments on long-term debt.

In March 2018, we issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due in 2023 (Convertible Senior Notes). The total net proceeds from this offering, after considering costs of the issuance, were approximately $96.1 million. Approximately $43.5 million of the proceeds were used for the cost of a capped call and a common stock forward, both of which are hedges related to the Convertible Senior Notes. The remaining net proceeds from the Convertible Senior Notes will be used for general corporate purposes, including working capital.

In previous years, the Company entered into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sold certain fuel cell systems and hydrogen infrastructure to the financial institutions, and leased the equipment back to support certain customer locations and to fulfill its varied PPAs.  In connection with these operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s lease obligations. Cash received from customers under the PPAs is used to make lease payments.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements was $30.8 million, which has been fully secured with restricted cash and pledged service escrows.

We have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings, long-term debt and project financing, and recently with Convertible Senior Notes.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity offerings, will provide sufficient liquidity to fund operations for at least one year after the date that the financial statements are issued. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions. Additionally, the Company has other capital sources available, including the At Market Issuance Sales Agreement.

Several key indicators of liquidity are summarized in the following table (in thousands):

	Three months	Year
	ended or at	ended or at
	March 31, 2018	December 31, 2017
Cash and cash equivalents at end of period	$46,746	$24,828
Restricted cash at end of period	42,223	43,227
Working capital at end of period	32,191	3,886
Net loss attributable to common shareholders	19,848	130,178
Net cash used in operating activities	24,028	60,182
Purchases of property, plant and equipment and leased property	4,303	44,363
Net cash provided by financing activities	49,199	71,616

Convertible Senior Notes

In March 2018, the Company issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due on March 15, 2023, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  There are no required principal payments prior to maturity of the Convertible Senior Notes. The total net proceeds from the Convertible Senior Notes are as follows:

Amount
(in thousands)
Principal amount	$100,000
Less initial purchasers' discount	(3,250)
Less cost of the capped call and common stock forward	(43,500)
Less other issuance costs	(693)
Net proceeds	$52,557

The Convertible Senior Notes bear interest of 5.5%, payable semi-annually in cash on March 15 and September 15 of each year.  The Convertible Senior Notes will mature on March 15, 2023, unless earlier converted or repurchased in accordance with their terms. The Convertible Senior Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

Each $1,000 of principal of the Convertible Senior Notes will initially be convertible into 436.3002 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $2.29 per share, subject to adjustment upon the occurrence of specified events.  Holders of these Convertible Senior Notes may convert their Convertible Senior Notes at their option at any time prior to the close of the last business day immediately preceding September 15, 2022, only under the following circumstances:

1)

during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

1)

during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the notes on each such trading day; or

1)

upon the occurrence of certain specified corporate events, such as a beneficial owner acquiring more then 50% of the total voting power of the Company’s common stock, recapitalization of the Company, dissolution or liquidation of the Company, or the Company’s common stock ceases to be listed on an active market exchange.

On or after September 15, 2022, holders may convert all or any portion of their Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.

Upon conversion of the Convertible Senior Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company currently intends, if possible, to settle the principal of the Convertible Senior Notes in cash.

The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest. A holder who converts their Convertible Senior Notes in connection with certain corporate events that constitute a “make-whole fundamental change” per the indenture governing the Convertible Senior Notes are, under certain circumstances, entitled to an increase in the conversion rate. In addition, if the Company undergoes a fundamental change prior to the maturity date, holders may require the Company to repurchase for cash all or a portion of its Convertible Senior Notes at a repurchase price equal to 100% of the principal amount of the repurchased Convertible Senior Notes, plus accrued and unpaid interest.

The Company may not redeem the Convertible Senior Notes prior to the maturity date, and no sinking fund is provided for the Convertible Senior Notes.

In accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component of approximately $58.3 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $37.8 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes. The difference between the principal amount of the Convertible Senior Notes and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes.  The effective interest rate is approximately 16.0%. The equity component of the Convertible Senior Notes is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the Convertible Senior Notes of approximately $3.9 million, consisting of initial purchasers' discount of $3.3 million and other issuance costs of approximately $0.6 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.3 million, were recorded as debt issuance cost (presented as contra debt in the unaudited interim consolidated balance sheet) and are being amortized to interest expense over the term of the Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $1.6 million and were netted with the equity component in stockholders’ equity.

The Convertible Senior Notes consisted of the following:

Principal amounts:	At March 31, 2018
Principal	$100,000
Unamortized debt discount (1)	(39,438)
Unamortized debt issuance costs (1)	(2,287)
Net carrying amount	$58,275
Carrying amount of the equity component (2)	$37,782
1)

Included in the unaudited interim consolidated balance sheet within Convertible Senior Notes, net and amortized over the remaining life of the Convertible senior notes using the effective interest rate method.

1)	Included in the unaudited interim consolidated balance sheet within additional paid-in capital, net of $1.6 million in equity issuance costs.

As of March 31, 2018, the remaining life of the Convertible Senior Notes is approximately 60 months.

Based on the closing price of the Company’s common stock of $1.89 on March 31, 2018, the if-converted value of the Convertible Senior Notes was less than the principal amount.

Capped Call and Common Stock Forward

Capped Call

In conjunction with the issuance of the Convertible Senior Notes, the Company entered into capped call options (Capped Call) on the Company’s stock with certain counterparties at a price of $16.0 million. The net cost incurred in connection with the Capped Call was recorded as a reduction to additional paid-in capital in the unaudited interim consolidated balance sheet as of March 31, 2018.

The Capped Call is generally expected to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the capped call transactions will initially be $3.82 per share, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $1.91 per share on the date of the transaction, and is subject to certain adjustments under the terms of the Capped Call. The Capped Call becomes exercisable if the conversion option is exercised.

By entering into the Capped Call, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Senior Notes.

Common Stock Forward

In connection with the sale of the Convertible Senior Notes, the Company also entered into a forward stock purchase transaction (Common Stock Forward), pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

The net cost incurred in connection with the Common Stock Forward of $27.5 million was recorded as an increase in treasury stock in the unaudited interim consolidated balance sheet as of March 31, 2018.  The related shares were accounted for as a repurchase of common stock.

The fair values of the Capped Call and Common Stock Forward are not remeasured each reporting period.

Operating Leases

As of March 31, 2018 and December 31, 2017, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash as summarized below.  These leases expire over the next six years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2018 are (in thousands):

	As Lessor	As Lessee
Remainder of 2018	$17,408	$9,854
2019	23,079	12,059
2020	21,388	10,903
2021	16,796	6,571
2022	8,545	1,245
2023 and thereafter	7,316	1,031
Total future minimum lease payments	$94,532	$41,663

Finance Obligations

During the three months ended March 31, 2018, the Company entered into a sale/leaseback transaction, which was accounted for as a capital lease and reported as part of finance obligations on the Company’s unaudited interim consolidated balance sheet.  The outstanding balance of finance obligations related to sale/leaseback transactions at March 31, 2018 was $62.9 million.  The fair value of the finance obligation approximates the carrying value as of March 31, 2018.

Future minimum lease payments under non-cancelable capital leases related to sale/leaseback transactions (with initial or remaining lease terms in excess of one year) as of March 31, 2018 are (in thousands):

	Total	Imputed	Net Present
	Payments	Interest	Value
2018	$36,994	$2,996	$33,998
2019	6,042	2,223	3,819
2020	6,042	1,800	4,242
2021	6,043	1,316	4,727
2022	4,296	705	3,591
2023 and thereafter	11,510	1,021	10,489
Total future minimum lease payments	$70,927	$10,061	$60,866

In prior years, the Company received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at March 31, 2018 and December 31, 2017 is $9.8 million and $10.4 million, respectively.  The amount is amortized using the effective interest method.  The fair value of this finance obligation approximates the carrying value as of March 31, 2018.

The Company has a capital lease associated with its property in Latham, New York.  Liabilities relating to this agreement of $2.3 million and $2.3 million have been recorded as a finance obligation, in the accompanying unaudited interim consolidated balance sheets as of March 31, 2017 and December 31, 2017, respectively.  The fair value of this finance obligation approximates the carrying value as of March 31, 2018.

Restricted Cash

The Company has entered into sale/leaseback agreements associated with its products and services.  In connection with these agreements, cash of $41.2 million is required to be restricted as security and will be released over the lease term. The Company has additional letters of credit backed by security deposits as disclosed in the Operating Leases section above.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”, as well as a discussion of significant accounting policies included in Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements, both of which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except for the policy on Convertible Senior Notes described below.

The Company accounts for the issued Convertible Senior Notes with separate liability and equity components. The carrying amount of the liability component was initially determined by estimating the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the estimated fair value of the liability component from the par value of the Convertible Senior Notes as a whole as of the date of issuance. This difference represents a debt discount that is amortized to interest expense, with a corresponding increase to the carrying amount of the liability component, over the term of the Convertible Senior Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company has allocated issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the Convertible Senior Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. The Company adopted this accounting update as of January 1, 2018. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The Company did not experience a significant effect on the timing and amount of revenue recognized or the amount of revenue allocated to the identified performance obligations. There is an insignificant amount of historical contract acquisition costs that were expensed under prior guidance and were not capitalized upon adoption of ASC Subtopic 606. However, in subsequent periods, contract acquisition costs are capitalized in accordance with ASC Subtopic 606.

In October 2016, an accounting update was issued to simplify how an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory.  Two common examples of assets included in the scope of this update are intellectual property and property, plant, and equipment. The Company adopted this update on January 1, 2018 and it did not have any effect on the consolidated financial statements because our net tax position is zero.

In November 2016, an accounting update was issued to reduce the existing diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. This accounting update was adopted retrospectively by the Company on January 1, 2018. The adoption of this update impacts the cash flows from financing activities due to the change in the presentation of restricted cash within the consolidated statement of cash flows. Net cash flows from financing activities and change in cash and cash equivalents, which now includes restricted cash, for the three months ended March 31, 2018 and 2017, decreased by $1.0 million and $0.7 million, respectively.

Recently Issued and Not Yet Adopted Accounting Pronouncements

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

In February 2016, an accounting update was issued which requires balance sheet recognition for operating leases, among other changes to previous lease guidance.  This accounting update is effective for fiscal years beginning after December 15, 2018.  The Company has established an internal implementation team to oversee the adoption of the new standard. While the Company is evaluating the impact this update will have on the consolidated financial statements, it is expected that the future minimum lease payments under non-cancelable leases, as lessee, will be recorded on the Company’s consolidated balance sheets, as well as a right-of-use asset.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

From time to time, we may invest our cash in government, government backed and interest-bearing investment-grade securities that we generally hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for a capped call and common stock forward purchased in March 2018 related to the issuance of Convertible Senior Notes. We are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for new controls put in place associated with accounting for Convertible Senior Notes and the adoption of and accounting and presentation required by ASC Subtopic 606, Contracts with Customers.

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

Item 1A - Risk Factors

The following Risk Factors are in addition to the Risk Factors described in Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2017, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Convertible debt securities that may be settled in cash, such as the Convertible Senior Notes, will have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Senior Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Senior Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Senior Notes. As a result, we are required to record a non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Senior Notes to their face amount over the term of the Convertible Senior Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include the amortization of the debt discount, which could adversely affect our reported or future financial results or the trading price of our common stock.

While the Company plans to settle the principal amount of the Convertible Senior Notes in cash subject to available funding at time of settlement, we currently use the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, subject to meeting the criteria for using the treasury stock method in future periods. We cannot be sure that the accounting standards in the future will permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Senior Notes, then our diluted earnings per share could be adversely affected.

The convertible note hedges may affect the value of the Convertible Senior Notes and our common stock.

In connection with the pricing of the Convertible Senior Notes, we entered into convertible note hedge transactions with one or more of the initial purchasers of the Convertible Senior Notes and/or their respective affiliates or other financial institutions, or the option counterparties. The convertible note hedge transactions are generally expected to reduce the potential dilution upon any conversion of Convertible Senior Notes and/or provide a source of cash to settle a portion of its cash payments related to any excess over the principal amount upon conversion of any Convertible Senior Notes.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the Convertible Senior Notes (and are likely to do so during any observation period related to a conversion of Convertible Senior Notes or following any repurchase of Convertible Senior Notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock. In addition, if any such convertible note hedge transaction fails to become effective, the option counterparties may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock.

The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

The option counterparties will be financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

4.1	Indenture, dated as of March 27, 2018, between Plug Power Inc., and Wilmington Trust, National Association, as trustee. (1)

4.2	Form of 5.50% Convertible Senior Notes due 2023 (included in Exhibit 4.1). (1)

10.1	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of March 21, 2018, by and between Plug Power Inc. and NY Green Bank. (2)

10.2	Form of Call Option Transaction Confirmation. (1)

10.3	Forward Stock Purchase Transaction Confirmation between Plug Power Inc. and Morgan Stanley & Co. LLC. (1)

31.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS*	XBRL Instance Document (3)
101.SCH*	XBRL Taxonomy Extension Schema Document (3)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (3)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)	Incorporated by reference to the Company’s current Report on Form 8-K dated March 22, 2018.

(2)	Incorporated by reference to the Company’s current Report on Form 8-K dated March 21, 2018.

(3)	Filed herewith.

*Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Interim Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Interim Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017; (iii) Interim Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2018 and 2017; (iv) Interim Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2018; (v) Interim Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017; and (vi) related notes, tagged as blocks of text.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 10, 2018	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)