Form 10-Q
period 2018-06-30
PLUG POWER INC
filed 2018-08-09
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The number of shares of common stock, par value of $0.01 per share, outstanding as of August 9, 2018 was 214,795,074.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$15,035	$24,828
Restricted cash	13,367	13,898
Accounts receivable	31,509	15,331
Inventory	42,288	48,776
Prepaid expenses and other current assets	15,661	16,774
Total current assets	117,860	119,607

Restricted cash	27,020	29,329
Property, plant, and equipment, net of accumulated depreciation of $32,801 and $31,588, respectively	11,544	10,414
Leased property, net of accumulated depreciation of $16,394 and $11,812, respectively	95,621	87,065
Goodwill	9,210	9,445
Intangible assets, net of accumulated amortization of $2,036 and $1,735, respectively	4,250	3,785
Other assets	10,722	11,165
Total assets	$276,227	$270,810

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,128	$42,362
Accrued expenses	10,777	10,595
Deferred revenue	10,410	8,630
Finance obligations	40,581	34,506
Current portion of long-term debt	11,461	18,762
Other current liabilities	309	866
Total current liabilities	109,666	115,721
Deferred revenue	28,130	25,809
Common stock warrant liability	2,799	4,391
Finance obligations	33,693	37,069
Convertible senior notes, net	59,812	—
Long-term debt	15,272	13,371
Other liabilities	18	94
Total liabilities	249,390	196,455

Redeemable preferred stock:
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: 2,620 at June 30, 2018 and December 31, 2017	709	709
Stockholders’ equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued (including shares in treasury): 229,655,825 at June 30, 2018 and 229,073,517 at December 31, 2017	2,297	2,291
Additional paid-in capital	1,276,989	1,250,899
Accumulated other comprehensive income	1,844	2,194
Accumulated deficit	(1,224,365)	(1,178,636)
Less common stock in treasury: 15,002,663 at June 30, 2018 and 587,151 at December 31, 2017	(30,637)	(3,102)
Total stockholders’ equity	26,128	73,646
Total liabilities, redeemable preferred stock, and stockholders’ equity	$276,227	$270,810

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Sales of fuel cell systems and related infrastructure	$20,622	$8,560	$32,080	$10,757
Services performed on fuel cell systems and related infrastructure	7,188	5,049	13,786	10,198
Power Purchase Agreements	5,629	4,945	11,118	9,256
Fuel delivered to customers	6,488	3,986	12,023	7,477
Other	—	64	—	151
Gross revenue	39,927	22,604	69,007	37,839
Provision for common stock warrants	(3,921)	(1,820)	(5,806)	(1,820)
Net revenue	36,006	20,784	63,201	36,019
Cost of revenue:
Sales of fuel cell systems and related infrastructure	15,377	6,441	25,499	8,727
Services performed on fuel cell systems and related infrastructure	7,125	5,068	13,995	11,634
Power Purchase Agreements	9,393	7,450	17,684	14,065
Fuel delivered to customers	6,421	5,303	12,317	9,452
Other	—	65	—	163
Total cost of revenue	38,316	24,327	69,495	44,041

Gross loss	(2,310)	(3,543)	(6,294)	(8,022)

Operating expenses:
Research and development	8,427	6,625	17,075	12,623
Selling, general and administrative	12,241	17,904	20,550	27,049
Total operating expenses	20,668	24,529	37,625	39,672

Operating loss	(22,978)	(28,072)	(43,919)	(47,694)

Interest and other expense, net	(6,136)	(2,251)	(9,241)	(4,388)
Change in fair value of common stock warrant liability	334	(12,296)	1,592	(14,576)

Loss before income taxes	$(28,780)	$(42,619)	$(51,568)	$(66,658)

Income tax benefit	2,912	—	5,865	—

Net loss attributable to the Company	$(25,868)	$(42,619)	$(45,703)	$(66,658)

Preferred stock dividends declared and accretion of discount	(13)	(26)	(26)	(3,061)
Net loss attributable to common shareholders	$(25,881)	$(42,645)	$(45,729)	$(69,719)
Net loss per share:
Basic and diluted	$(0.12)	$(0.19)	$(0.21)	$(0.34)
Weighted average number of common shares outstanding	214,315,312	220,310,678	220,650,537	205,748,184

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss attributable to the Company	$(25,868)	$(42,619)	$(45,703)	$(66,658)
Other comprehensive (loss) income - foreign currency translation adjustment	(762)	936	(350)	1,156
Comprehensive loss	$(26,630)	$(41,683)	$(46,053)	$(65,502)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2017	229,073,517	$2,291	$1,250,899	$2,194	587,151	$(3,102)	$(1,178,636)	$73,646
Net loss attributable to the Company	—	—	—	—	—	—	(45,703)	(45,703)
Other comprehensive loss	—	—	—	(350)	—	—	—	(350)
Stock-based compensation	202,523	2	4,323	—	—	—	—	4,325
Stock dividend	13,273	—	26	—	—	—	(26)	—
Stock option exercises	366,412	4	98	—	17,606	(35)	—	67
Equity component of convertible senior notes, net of issuance costs and income tax benefit	—	—	31,837	—	—	—	—	31,837
Purchase of capped call	—	—	(16,000)	—	—	—	—	(16,000)
Purchase of common stock forward	—	—	—	—	14,397,906	(27,500)	—	(27,500)
Exercise of warrants	100	—	—	—	—	—	—	—
Provision for common stock warrants	—	—	5,806	—	—	—	—	5,806
June 30, 2018	229,655,825	$2,297	$1,276,989	$1,844	15,002,663	$(30,637)	$(1,224,365)	$26,128

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(45,703)	$(66,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	5,795	4,183
Amortization of intangible assets	335	290
Stock-based compensation	4,325	4,792
Amortization of debt issuance costs and discount on convertible senior notes	2,438	296
Provision for common stock warrants	5,806	8,513
Change in fair value of common stock warrant liability	(1,592)	14,576
Income tax benefit	(5,865)	—
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(16,178)	(3,345)
Inventory	6,488	(12,763)
Prepaid expenses and other assets	1,556	66
Accounts payable, accrued expenses, and other liabilities	(6,685)	(6,746)
Accrual for loss contracts related to service	—	(752)
Deferred revenue	4,101	(787)
Net cash used in operating activities	(45,179)	(58,335)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(2,343)	(1,057)
Purchase of intangible asset	(879)	—
Purchases for construction of leased property	(13,138)	(19,488)
Net cash used in investing activities	(16,360)	(20,545)
Cash Flows From Financing Activities:
Proceeds from exercise of warrants, net of transaction costs	—	17,702
Proceeds from exercise of stock options	67	37
Payments for redemption of preferred stock	—	(3,700)
Proceeds from public offerings, net of transaction costs	—	19,534
Proceeds from issuance of convertible senior notes, net	95,856	—
Purchase of capped call and common stock forward	(43,500)	—
Proceeds from borrowing of long-term debt, net of transaction costs	—	621
Principal payments on long-term debt	(5,721)	(1,278)
Proceeds from sale/leaseback transactions accounted for as capital leases	20,000	3,613
Repayments of finance obligations	(17,760)	(4,321)
Net cash provided by financing activities	48,942	32,208
Effect of exchange rate changes on cash	(36)	158
Decrease in cash, cash equivalents and restricted cash	(12,633)	(46,514)
Cash, cash equivalents, and restricted cash beginning of period	68,055	100,636
Cash, cash equivalents, and restricted cash end of period	$55,422	$54,122
Other Supplemental Cash Flow Information:
Cash paid for interest	$4,915	$3,848

Noncash financing activity-conversion of preferred stock to common stock	$—	$7,778

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

1.  Nature of Operations

Description of Business

Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen and fuel cell systems used primarily for the electric mobility and stationary power markets.  As part of the global drive to electrification, Plug Power has recently leveraged product proven in the material handling vehicle space to enter new, adjacent, electric vehicle markets, specifically electric delivery vans.

We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as liquid petroleum gas (LPG), propane, methanol, ethanol, gasoline or biofuels. Plug Power develops complete hydrogen generation, delivery, storage and refueling solutions for customer locations. Currently the Company obtains the majority of its hydrogen by purchasing it from fuel suppliers for resale to customers.

In our core business, we provide and continue to develop commercially-viable hydrogen and fuel cell product solutions to replace lead‑acid batteries in electric material handling vehicles and industrial trucks for some of the world’s largest retail-distribution and manufacturing businesses. We are focusing our efforts on industrial mobility applications (electric forklifts and electric industrial vehicles) at multi‑shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products prove valuable with telecommunications, transportation and utility customers as robust, reliable and sustainable power solutions.

Our current products and services include:

GenDrive: GenDrive is our hydrogen fueled PEM fuel cell system providing power to material handling electric vehicles, including class 1, 2, 3 and 6 electric forklifts and ground support equipment;

GenFuel:  GenFuel is our hydrogen fueling delivery, generation, storage and dispensing systems;

GenCare: GenCare is our ongoing ‘internet of things’-based maintenance and on-site service program for GenDrive fuel cells, GenSure products, GenFuel products and ProGen engines;

GenSure:  GenSure is our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors;

GenKey: GenKey is our turn-key solution combining either GenDrive or GenSure power with GenFuel fuel and GenCare aftermarket service, offering complete simplicity to customers transitioning to fuel cell power; and

ProGen:  ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans;

We provide our products worldwide through our direct product sales force, and by leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks. We manufacture our commercially-viable products in Latham, NY.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $45.7 million for the six months ended June  30, 2018 and $130.2 million, $57.6 million, and $55.8 million for the years ended December 31, 2017, 2016, and 2015, respectively, and has an accumulated deficit of $1.2 billion at June 30, 2018.

During the six months ended June 30, 2018, cash used in operating activities was $45.2 million, consisting primarily of a net loss attributable to the Company of $45.7 million and net outflows from fluctuations in working capital and other assets and liabilities of $10.7 million, offset by the impact of noncash charges/gains of $11.2 million. The changes in working capital primarily were related to an increase in accounts receivable and a decrease in accounts payable, accrued expenses and other liabilities, offset by decreases in inventory, prepaid expenses and other current assets and an increase in deferred revenue. As of June 30, 2018, we had cash and cash equivalents of $15.0 million and net working capital of $8.2 million. By comparison, at December 31, 2017, we had cash and cash equivalents of $24.8 million and net working capital of $3.9 million.

Net cash used in investing activities for the six months ended June 30, 2018, totaled $16.4 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the six months ended June 30, 2018 totaled $48.9 million and primarily resulted from net proceeds of $52.4 million from the issuance of Convertible Senior Notes, net of purchases of a capped call and a common stock forward, and a $2.2 million increase in finance obligations, offset by $5.7 million of principal payments on long-term debt.

In March 2018, we issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due in 2023 (Convertible Senior Notes). The total net proceeds from this offering, after considering costs of the issuance,

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

were approximately $96.1 million. Approximately $43.5 million of the proceeds were used for the cost of a capped call and a common stock forward, both of which are hedges related to the Convertible Senior Notes. The remaining net proceeds from the Convertible Senior Notes will be used for general corporate purposes, including working capital.

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions, and leases the equipment back to support certain customer locations and to fulfill its varied PPAs.  In connection with certain past operating leases, the financial institutions required the Company to maintain cash balances in restricted accounts securing the Company’s lease obligations. Cash received from customers under the PPAs is used to make lease payments.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements was $28.2 million, which has been fully secured with restricted cash and pledged service escrows.

The Company has an amended and restated master lease agreement with Wells Fargo (Wells Fargo MLA) to finance the Company’s commercial transactions with Wal-Mart Stores Inc. (Walmart).  Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites under lease agreements with Walmart.  The total remaining lease payments to Wells Fargo was $24.8 million at June 30, 2018.  Additionally, the Company completed financings in August 2018 of approximately $16.0 million.  The Wells Fargo MLA requires the Company to maintain restricted cash for the portion of the transaction that related to the applicable investment tax credit.

We have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings, long-term debt and project financing, and recently with Convertible Senior Notes.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity offerings, will provide sufficient liquidity to fund operations for at least one year after the date that the financial statements are issued. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions. Additionally, the Company has other capital sources available, including the At Market Issuance Sales Agreement (see Note 9).

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. The sales consideration allocated to services as discussed above is generally recognized as revenue over time on a straight-line basis over the expected service period.

In a vast majority of its commercial transactions, the Company sells extended maintenance contracts that generally provide for a five to ten year service period from the date of product installation. Services include monitoring, technical support, maintenance and services that provide for 97-98% uptime of the fleet. These services are accounted for as a separate performance obligation, and accordingly, revenue generated from these transactions, subject to the proportional allocation of sale consideration, is deferred and recognized in income over the term of the contract, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract. Sales of spare parts are included within service revenue on the accompanying consolidated statement of operations. When costs are projected to exceed revenues over the life of the contract, an accrual for loss contracts is recorded.  Costs are estimated based upon historical experience and consider the estimated impact of the Company’s cost reduction initiatives.  The actual results may differ from these estimates.

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

(iv)Fuel Delivered to Customers

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

Capitalized commission fees are amortized on a straight line basis over the period of time over which the transfer of goods or services to which the assets relate occur, typically ranging from 5 to 10 years. Amortization of the capitalized commission fees is included in selling, general, and administrative expenses.

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses.

During 2017, the Company issued warrants to Amazon.com, Inc. and Wal-mart Stores, Inc. The fair value of warrants associated with each of these transactions are accounted for as revenue incentives as described in Note 11, Warrant Transaction Agreements.

Adoption of ASC Topic 606 - Transition Approach

As discussed in Recent Accounting Pronouncements, on January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (ASC Topic 606), which offers two transition approaches: full retrospective and modified retrospective. The Company chose the modified retrospective approach as its transition method and will not experience a significant effect on the timing and amount of revenue recognized or the amount of revenue allocated to the identified performance obligations. There was an insignificant amount of historical contract acquisition costs that were expensed and were not capitalized upon adoption of ASC Topic 606. However, upon adoption, contract acquisition costs of $0.1 million were capitalized and are being amortized as described above.

Cash Equivalents

Cash equivalents consist of money market accounts with an initial term of less than three months. At June 30, 2018 and December 31, 2017, cash equivalents consist of money market accounts. For purposes of the unaudited interim

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.  The Company’s cash and cash equivalents are deposited with financial institutions located in the U.S. and may at times exceed insured limits.

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

Equity Instruments

Common stock warrants that meet certain applicable requirements of ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and other related guidance, including the ability of the Company to settle the warrants without the issuance of registered shares or the absence of rights of the grantee to require cash settlement, are accounted for as equity instruments. The Company classifies these equity instruments within additional paid-in capital on the accompanying unaudited interim consolidated balance sheets. Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon.com, Inc. and Wal-Mart Stores, Inc. as discussed in Note 11.  These warrants are remeasured at each financial reporting date prior to vesting, using the Monte Carlo pricing model.  Once these warrants vest, they are no longer remeasured.  This pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in fair value resulting from remeasurement of common stock warrants issued in connection with the Amazon Transaction Agreement and the Walmart Transaction Agreement, as described in Note 11, Warrant Transaction Agreements, and are recorded as cumulative catch up adjustments as a reduction of revenue.

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. The Company adopted this accounting update as of January 1, 2018. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The Company did not experience a significant effect on the timing and amount of revenue recognized or the amount of revenue allocated to the identified performance obligations. There is an insignificant amount of historical contract acquisition costs that were expensed under prior guidance and were not capitalized upon adoption of ASC Topic 606. However, in subsequent periods, contract acquisition costs are capitalized in accordance with ASC Topic 606 (see Note 12, Revenue).

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

In November 2016, an accounting update was issued to reduce the existing diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. This accounting update was adopted retrospectively by the Company on January 1, 2018. The adoption of this update impacts the cash flows from financing activities due to the change in the presentation of restricted cash within the consolidated statement of cash flows. Net cash flows from financing activities and change in cash and cash equivalents, which now includes restricted cash, for the six months ended June 30, 2018 and 2017, decreased by $2.8 million and $2.6 million, respectively.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In June 2018, an accounting update was issued to simplify the accounting for nonemployee share-based payment transactions  resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606. The Company is evaluating whether to early adopt this accounting update during the remainder of 2018.

In February 2016, an accounting update was issued which requires balance sheet recognition for operating leases, among other changes to previous lease guidance.  This accounting update is effective for fiscal years beginning after December 15, 2018.  The Company has established an internal implementation team to oversee the adoption of the new standard, and has estimated the impact this accounting update will have on its consolidated financial statements. When adopted, the Company expects there to be an increase in finance obligations of over $30.0 million, which represents the future minimum lease payments under non-cancelable operating leases, as lessee, and a corresponding addition of a right-of-use asset.  Any cumulative effect of the adoption recorded to accumulated deficit is not expected to be significant.  The Company also does not expect there to be a significant net effect on its consolidated statements of operations in the current or prior periods, however what was previously presented as rent expense related to operating leases will be recognized as interest expense on the Company’s minimum lease obligation and depreciation of its right-of-use asset. In July 2018, an accounting update was issued to make technical amendments to the previous update, including the addition of a  new optional transition method. The Company is evaluating whether to early adopt this accounting update during the remainder of 2018.  The Company is also evaluating the transition method of adoption.

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

3.  Earnings Per Share

Basic earnings per common share are computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options, unvested restricted stock, common stock warrants, preferred stock, and Convertible Senior Notes) were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases where applicable) that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of dilutive common share equivalents, which is comprised of shares issuable under outstanding warrants, the conversion of preferred stock, and the Company’s share-based compensation plans, Convertible Senior Notes and the weighted average number of common shares outstanding during the reporting period. In general, when the Company is in a net loss position, most common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same.

While the Company plans to settle the principal amount of the Convertible Senior Notes in cash subject to available funding at time of settlement, we currently use the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, subject to meeting the criteria for using the treasury stock method in

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

future periods. As noted above, the Company is in a net loss position. The conversion option would have a dilutive impact on net loss per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of the Convertible Senior Notes of $2.29 per share. During the six months ended June 30, 2018, the Company's weighted average common stock price was below the conversion price of the Convertible Senior Notes. The shares of common stock purchased in connection with issuance of the Convertible Senior Notes are excluded from weighted-average shares outstanding for basic and diluted earnings per share purposes although they remain legally outstanding. See Note 8, Convertible Senior Notes, for a detailed description of their issuance.

The dilutive potential common shares are summarized as follows:

	At June 30,
	2018	2017
Stock options outstanding (1)	19,977,576	15,016,609
Restricted stock outstanding	207,347	248,077
Common stock warrants (2)	115,824,142	60,537,546
Preferred stock (3)	2,782,075	5,554,594
Convertible Senior Notes	43,630,020	—
Number of dilutive potential common shares	182,421,160	81,356,826

(1)

During the three months ended June  30, 2018 and 2017, the Company granted 484,667 and 314,511 stock options, respectively.    During the six months ended June  30, 2018 and 2017, the Company granted 484,667 and 450,863 stock options, respectively.

(2)

In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering with an exercise price of $0.15 per warrant.  Of these warrants issued in February 2013, zero and 100 were unexercised as of June  30, 2018 and 2017.

In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering with an exercise price of $4.00 per warrant. In December 2016, as a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the exercise price of the $4.00 warrants was reduced to $0.65. Of these warrants issued in January 2014, all 4,000,000 warrants were exercised during 2017, as described in Note 9, Stockholders’ Equity.

In December 2016, the Company issued 10,501,500 warrants as part of two concurrent underwritten public offerings with an exercise price of $1.50 per warrant.  Of these warrants issued in December 2016, all 10,501,500 warrants were exercised during 2017, as described in Note 9, Stockholders’ Equity.

In April 2017, the Company issued 5,250,750 warrants with an exercise price of $2.69 per warrant, as described in Note 9, Stockholders’ Equity.  Of these warrants issued in April 2017, none have been exercised as of June 30, 2018.

In April 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 11, Warrant Transaction Agreements.  Of these warrants issued, none have been exercised as of June 30, 2018.

In July 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 11, Warrant Transaction Agreements. Of these warrants issued, none have been exercised as of June 30, 2018.

(3)

The preferred stock amount represents the dilutive potential common shares of the Series C redeemable convertible preferred stock, based on the conversion price of the preferred stock as of June  30, 2018 and 2017, respectively.  Of the 10,431 Series C redeemable preferred stock issued on May 16, 2013, 7,811 and 5,200 had been converted to

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

common stock through June 30, 2018 and 2017, respectively, with the remainder still outstanding.  Of the 18,500 Series D redeemable convertible preferred stock issued on December 22, 2016, 3,700 shares were redeemed during the three months ended March 31, 2017 and the remaining 14,800 were converted to common stock during the second quarter of 2017.

4.  Inventory

Inventory as of June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials and supplies	$34,689	$42,851
Work-in-process	4,584	3,492
Finished goods	3,015	2,433
	$42,288	$48,776

Raw materials and supplies include spare parts inventory held at service locations valued at $4.7 million and $5.5 million as of June 30, 2018 and December 31, 2017, respectively.

5. Leased Property

Leased property at June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Leased property	$112,015	$98,877
Less: accumulated depreciation	(16,394)	(11,812)
Leased property, net	$95,621	$87,065

Depreciation expense related to leased property was $2.4 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively.  Depreciation expense related to leased property was $4.6 million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively.

6. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of June 30, 2018 are as follows (in thousands):

	Weighted Average
	Amortization	Gross Carrying	Accumulated
	Period	Amount	Amortizatin	Total
Acquired technology	9 years	$5,966	(1,881)	4,085
Customer relationships	10 years	260	(110)	150
Trademark	5 years	60	(45)	15
		$6,286	$(2,036)	$4,250

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2017 are as follows (in thousands):

	Weighted Average
	Amortization	Gross Carrying	Accumulated
	Period	Amount	Amortizatin	Total
Acquired technology	9 years	$5,200	$(1,593)	$3,607
Customer relationships	10 years	260	(97)	163
Trademark	5 years	60	(45)	15
		$5,520	$(1,735)	$3,785

The change in the gross carrying amount and accumulated amortization of the acquired technology from December 31, 2017 to June 30, 2018 is due to the acquisition of intellectual property from American Fuel Cell LLC in April 2018, as well as changes attributed to foreign currency translation.  As part of the agreement to acquire the intellectual property, the Company shall pay American Fuel Cell LLC milestone payments not to exceed $2.9 million in total, if certain milestones are met by April 2021.

Amortization expense for acquired identifiable intangible assets was $0.2 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively.   Amortization expense for acquired identifiable intangible assets was $0.3 million for each of the six month periods ended June 2018 and 2017. Estimated amortization expense for subsequent years is as follows (in thousands):

Remainder of 2018	$350
2019	593
2020	557
2021	557
2022	557
2023 and thereafter	1,636
Total	$4,250

7.  Long-Term Debt

On December 23, 2016, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a loan and security agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank), pursuant to which NY Green Bank made available to the Company a secured term loan facility in the amount of $25.0 million (Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million upon closing and incurred costs of $1.2 million.  On July 21, 2017, the Company and NY Green Bank entered into an amendment to the Term Loan Facility, which among other things, provided for an additional $20.0 million term loan, increasing the size of the total commitment to $45.0 million, amended the interest rate, prepayment penalty (for any prepayment in the calendar year 2017 or 2018, a prepayment charge equal to 7.5% of the advance amount being prepaid will apply) and product deployment and employment targets.  As with the existing facility, the up-sized facility will be repaid primarily as the Company’s various restricted cash balances are released over the term of the facility. During the year ended December 31, 2017, the Company borrowed the additional $20.0 million of working capital financing and incurred closing costs of $0.5 million. In June 2018, the timing and amount of the remaining principal payments were modified. At June 30, 2018 and December 31, 2017, the outstanding principal balance under the Term Loan Facility was $27.3 million and $32.8 million, respectively.  The fair value of the Term Loan Facility approximates the carrying value as of June 30, 2018 and December 31, 2017, due to the variable interest rate of the Term Loan Facility.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Advances under the Term Loan Facility bear interest at a rate equal to the sum of the LIBOR rate for the applicable interest period, plus applicable margin of 9.5%. The interest rate at June 30, 2018 and 2017 was approximately 11.8% and 11.2%, respectively.  The term of the loan is three years, with a maturity date of December 23, 2019.  As of June 30, 2018, estimated remaining principal payments will be approximately $10.2 million and $17.1 million during the years ending December 31, 2018, and 2019, respectively.  These payments will be funded in part by restricted cash released, as described in Note 15, Commitments and Contingencies.

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

8. Convertible Senior Notes

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

Amount
(in thousands)
Principal amount	$100,000
Less initial purchasers' discount	(3,250)
Less cost of related capped call and common stock forward	(43,500)
Less other issuance costs	(894)
Net proceeds	$52,356

The Convertible Senior Notes bear interest at 5.5%, payable semi-annually in cash on March 15 and September 15 of each year.  The Convertible Senior Notes will mature on March 15, 2023, unless earlier converted or repurchased in accordance with their terms. The Convertible Senior Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

In accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component of approximately $58.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $37.7 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes. The difference between the principal amount of the Convertible Senior Notes and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes.  The effective interest rate is approximately 16.0%. The equity component

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

of the Convertible Senior Notes is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the Convertible Senior Notes of approximately $4.1 million, consisting of initial purchasers' discount of $3.3 million and other issuance costs of approximately $0.8 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.4 million, were recorded as debt issuance cost (presented as contra debt in the unaudited interim consolidated balance sheet) and are being amortized to interest expense over the term of the Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in stockholders’ equity.

The Convertible Senior Notes consisted of the following:

Principal amounts:	At June 30, 2018
Principal	$100,000
Unamortized debt discount (1)	(37,900)
Unamortized debt issuance costs (1)	(2,288)
Net carrying amount	$59,812
Carrying amount of the equity component (2)	$37,702
1)

Included in the unaudited interim consolidated balance sheet within Convertible Senior Notes, net and amortized over the remaining life of the Convertible senior notes using the effective interest rate method.

2)	Included in the unaudited interim consolidated balance sheet within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit.

As of June 30, 2018, the remaining life of the Convertible Senior Notes is approximately 57 months.

Based on the closing price of the Company’s common stock of  $2.02 on June 30, 2018, the if-converted value of the Convertible Senior Notes was less than the principal amount.

Capped Call

In conjunction with the issuance of the Convertible Senior Notes, the Company entered into capped call options (Capped Call) on the Company’s stock with certain counterparties at a price of $16.0 million. The net cost incurred in connection with the Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim consolidated balance sheet.

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

The net cost incurred in connection with the Common Stock Forward of $27.5 million has been recorded as an increase in treasury stock in the unaudited interim consolidated balance sheet.  The related shares were accounted for as a repurchase of common stock.

The fair values of the Capped Call and Common Stock Forward are not remeasured each reporting period.

9.  Stockholders’ Equity

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

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share. As of June 30, 2018 and December 31, 2017, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.  See Note 10, Redeemable Preferred Stock, for a description of the Company’s  Series C and D redeemable preferred stock.

Common Stock and Warrants

The Company has one class of common stock, par value $0.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. There were 214,653,162 and 228,486,366 shares of common stock outstanding as of June 30, 2018 and December 31, 2017, respectively.

On December 22, 2016, the Company issued warrants to purchase 10,501,500 shares of common stock in connection with offerings of common stock and Series D Redeemable Preferred Stock at an exercise price of $1.50 per share.  On April 12, 2017, the Company and Tech Opportunities LLC (“Tech Opps”) entered into an agreement, pursuant to which Tech Opps exercised in full its warrants to purchase an aggregate of 10,501,500 shares of common stock.  The net proceeds received by the Company pursuant to the exercise of the existing warrants was $15.1 million and the Company issued to Tech Opps warrants to acquire up to 5,250,750 additional shares of common stock at an exercise price of $2.69 per share.  The warrants were exercisable as of October 12, 2017 and will expire on October 12, 2019. The warrants are subject to anti-dilution provisions in the event of issuance of additional shares of common stock and certain other conditions, as further described in the warrant agreement.

During April 2017, warrants issued in January 2014 as part of an underwritten public offering with Heights Capital Management Inc., were exercised in full to purchase an aggregate of 4,000,000 shares of the Company’s common stock, at an exercise price of $0.65 per share. The aggregate cash exercise price paid to the Company pursuant to the exercise of the warrants was $2.6 million.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Pursuant to the exercises of the above warrants, additional paid-in capital was increased $27.1 million and warrant liability reduced by $27.1 million.

During 2013, the Company completed a series of underwritten public offerings. One of the underwritten public offerings included accompanying warrants to purchase common stock. During February 2018, the remaining 100 warrants with an exercise price of $0.15 per share were exercised. There were zero and 100 warrants outstanding as of June 30, 2018 and December 31, 2017, respectively.

During 2017, additional warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 11.  In connection with these agreements, warrants to acquire 18,913,869 shares of common stock have vested and are therefore exercisable as of June 30, 2018 and December 31, 2017.  These warrants are measured at fair value and are classified as equity instruments on the consolidated balance sheets.

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co., as sales agent (“FBR”), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million.  The Company has raised $23.0 million to date. Under the Sales Agreement, in no event shall the Company issue or sell through FBR such a number of shares that exceeds the number of shares or dollar amount of common stock registered. During the six months ended June 30, 2018, the Company did not offer any shares pursuant to the Sales Agreement.

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

During the third quarter of  2017, 2,611 shares of the Company’s Series C Redeemable Preferred Stock, par value $0.01 per share (Series C Preferred Stock) were converted to common stock.  At June 30, 2018, there were 2,620 shares of Series C Preferred Stock outstanding.

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

The holder of the Series C Redeemable Preferred Stock is entitled to receive dividends at a rate of 8% per annum, based on the original issue price per share of $248.794, payable in equal quarterly installments in cash or in shares of

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

common stock, at the Company’s option. During the six months ended June 30, 2018 and 2017, respectively, dividends have been paid in the form of shares of common stock. Each share of Series C Redeemable Preferred Stock is convertible into shares of common stock with the number of shares of common stock issuable upon conversion determined by dividing the original issue price per share of $248.794 by the conversion price in effect at the time the shares are converted. The conversion price of the Series C Redeemable Preferred Stock as of June 30, 2018 and December 31, 2017 was $0.2343. The Series C Redeemable Preferred Stock votes together with the common stock on an as-converted basis on all matters.

11.  Warrant Transaction Agreements

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

At June 30, 2018 and December 31, 2017,  13,094,217 of the Amazon Warrant Shares have vested.  The amount of provision for common stock warrants recorded as a reduction of revenue during the three months ended June 30, 2018 and 2017 was $3.6 million and $1.8 million, respectively.  The amount of provision for common stock warrants recorded as a reduction of revenue during the six months ended June 30, 2018 and 2017 was $5.3 million and $1.8 million, respectively.

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

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

At June 30, 2018 and December 31, 2017,  5,819,652 of the Walmart Warrant Shares have vested.  The amount of provision for common stock warrants recorded as a reduction to revenue during the three and six months ended June 30, 2018 was $0.3 million and $0.5 million, respectively.

12. Revenue

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line and timing of revenue recognition (in thousands):

Major products/services lines	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales of fuel cell systems	$14,633	$5,582	$21,207	$7,400
Sale of hydrogen installations and other infrastructure	5,989	2,978	10,873	3,357
Services performed on fuel cell systems and related infrastructure	7,188	5,049	13,786	10,198
Power Purchase Agreements	5,629	4,945	11,118	9,256
Fuel delivered to customers	6,488	3,986	12,023	7,477
Other	—	64	—	151
Total gross revenue	$39,927	$22,604	$69,007	$37,839

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable	$31,509	$15,331
Contract assets	6,246	9,316
Contract liabilities	49,088	46,777

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets	Six months ended
June 30, 2018
Transferred to receivables from contract assets recognized at the beginning of the period	$(5,502)
Revenue recognized and not billed as of the end of the period	2,432
Net change in contract assets	$(3,070)

Contract liabilities	Six months ended
June 30, 2018
Revenue recognized that was included in the contract liability balance as the beginning of the period	$4,608
Increases due to cash received, net of amounts recognized as revenue during the period	(6,919)
Net change in contract liabilities	$(2,311)

Estimated future revenue

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	June 30, 2018	December 31, 2017
Sales of fuel cell systems	$13,478	$26,298
Sale of hydrogen installations and other infrastructure	8,281	15,512
Services performed on fuel cell systems and related infrastructure	77,496	89,079
Power Purchase Agreements	122,659	130,042
Total estimated future revenue	$221,914	$260,931

All consideration from contracts with customers is included in the amounts presented above.

Contract costs

Contract costs consists of capitalized commission fees and other expenses related to obtaining or fulfilling a contract.

Capitalized contract costs at June 30, 2018 and December 31, 2017 were $0.1 million and zero, respectively. Expense related to the amortization of capitalized contract costs was not significant for the three or six months ended June 30, 2018.

13.  Income Taxes

The Company recognized an income tax benefit for the three and six months ended June 30, 2018 of $2.9 million and $5.9 million, respectively, as a result of the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized a benefit for current losses as a result of an entry to additional paid-in capital related to the issuance of the Convertible Senior Notes discussed in Note 8. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

14.  Fair Value Measurements

Convertible Senior Notes

The fair value of the Convertible Senior Notes was $60.6 million on issuance.  The fair value was determined based on Level 3 inputs, including assumed volatility of 45.0%.  The Company carries the Convertible Senior Notes at face value less an unamortized discount on its consolidated balance sheet, and presents the fair value for required disclosure purposes only.  At June 30, 2018, the carrying value of the Convertible Senior Notes, excluding unamortized debt issue costs, approximates the fair value.  For further information on the Convertible Senior Notes see Note 8.

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

The Company used the following assumptions for its liability-classified common stock warrants:

Six months ended
	June 30, 2018	June 30, 2017
Risk-free interest rate	1.64% - 2.43%	1.01% - 2.01%
Volatility	18.40% - 81.69%	62.0% - 108.77%
Expected average term	0.01 - 1.53	0.64 - 5.23

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

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

The following table shows the activity in the common stock warrant liability (in thousands):

	Six months ended
Common stock warrant liability	June 30, 2018	June 30, 2017
Beginning of period	$4,391	$11,387
Change in fair value of common stock warrants	(1,592)	14,576
Issuance of common stock warrants	—	4,905
Exercise of common stock warrants	—	(27,089)
End of period	$2,799	$3,779

Equity Instruments

The fair value measurement of the Company’s equity-classified common stock warrants further described in Note 11, Warrant Transaction Agreements, is determined by using Level 3 inputs due to the lack of active and observable markets that can be used to price identical instruments.

Fair value of the equity-classified common stock warrants is based on the Monte Carlo pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

The Company used the following assumptions for its equity-classified common stock warrants:

	Six months ended
	June 30, 2018	June 30, 2017
Risk-free interest rate	2.72% - 2.80%	2.36%
Volatility	85.00%	85.00%
Expected average term	8.76-9.30	9.76-10.00

The Monte Carlo pricing models used in the determination of the fair value of the equity-classified warrants also incorporate assumptions involving future revenues associated with Amazon and Walmart, and related timing.

The following table represents the fair value per warrant on the execution date of the transaction agreements and as of June 30, 2018:

	Amazon Warrant Shares	Walmart Warrant Shares
Issuance date - first tranche	$1.15	$1.88
As of vesting date - second tranche, first installment	2.16	—
As of period end - second tranche	1.71	1.56

15.  Commitments and Contingencies

Operating Leases

As of June 30, 2018 and December 31, 2017, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also Note 1) as summarized below.  These leases expire over the next six years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2018 are (in thousands):

	As Lessor	As Lessee
Remainder of 2018	$11,875	$7,016
2019	23,619	12,914
2020	21,928	11,612
2021	17,336	7,032
2022	9,085	1,554
2023 and thereafter	8,621	2,290
Total future minimum lease payments	$92,464	$42,418

Rental expense for all operating leases was $3.6 million and $3.4 million for the three months ended June 30, 2018 and 2017, respectively.  Rental expense for all operating leases was $7.0 million and $6.9 million for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018 and December 31, 2017, prepaid rent and security deposits associated with sale/leaseback transactions were $11.1 million and $11.3 million, respectively.  At June 30, 2018,  $1.8 million of the amount is included in prepaid expenses and other current assets and $9.3 million was included in other assets on the unaudited interim consolidated balance sheet.  At December 31, 2017,  $1.8 million of this amount was included in prepaid expenses and other current assets and $9.5 million was included in other assets on the consolidated balance sheet.

Finance Obligations

During the three and six months ended June 30, 2018, the Company entered into sale/leaseback transactions, which were accounted for as capital leases and reported as part of finance obligations on the Company’s unaudited interim consolidated balance sheet.  In June 2018, the timing and amount of the lease payments from certain previous sale/leaseback transactions were modified to extend the due date.  The outstanding balance of finance obligations related to sale/leaseback transactions at June 30, 2018 was $64.6 million.  The fair value of the finance obligation approximates the carrying value as of  June 30, 2018.

Future minimum lease payments under non-cancelable capital leases related to sale/leaseback transactions (with initial or remaining lease terms in excess of one year) as of June 30, 2018 are (in thousands):

	Total	Imputed	Net Present
	Payments	Interest	Value
2018	$25,528	$3,322	$22,206
2019	19,930	2,403	17,527
2020	6,042	1,800	4,242
2021	6,043	1,316	4,727
2022	4,296	705	3,591
2023 and thereafter	11,510	1,021	10,489
Total future minimum lease payments	$73,349	$10,567	$62,782

In prior years, the Company received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at June 30, 2018 and December 31, 2017 is $9.2 million and $10.4 million, respectively.  The amount is amortized using the effective interest method.  The fair value of this finance obligation approximates the carrying value as of June 30, 2018.

Notes to Interim Consolidated Financial Statements (Unaudited) (continued)

The Company has a capital lease associated with its property in Latham, New York.  Liabilities relating to this agreement of $2.2 million and $2.3 million have been recorded as a finance obligation, in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.  The fair value of this finance obligation approximates the carrying value as of June 30, 2018.

Restricted Cash

The Company has entered into sale/leaseback agreements associated with its products and services.  In connection with these agreements, cash of $39.4 million at June 30, 2018 is required to be restricted as security and will be released over the lease term. The Company has additional letters of credit backed by security deposits as disclosed in the Operating Leases section above.

The Company also has letters of credit in the aggregate amount of $1.0 million at June 30, 2018 associated with an agreement to provide hydrogen infrastructure and hydrogen to a customer at its distribution center and with a finance obligation from the sale/leaseback of its building.  Cash collateralizing these letters of credit is also considered restricted cash.

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

At June 30, 2018, three customers comprise approximately 81.5% of the total accounts receivable balance.  At December 31, 2017, three customers comprised approximately 59.0% of the total accounts receivable balance.

For the six months ended June 30, 2018, 66.2% of total consolidated revenues were associated primarily with two customers, respectively. For the three six months ended June 30, 2017, 71.3% of total consolidated revenues were associated primarily with two customers.

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

Overview

Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen and fuel cell systems used primarily for the electric mobility and stationary power markets.  As part of the global drive to electrification, Plug Power has recently leveraged product proven in the material handling vehicle space to enter new, adjacent, electric vehicle markets, specifically electric delivery vans.

We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as liquid petroleum gas (LPG), propane, methanol, ethanol, gasoline or biofuels. Plug Power develops complete hydrogen generation, delivery, storage and refueling solutions for customer locations. Currently the Company obtains the majority of its hydrogen by purchasing it from fuel suppliers for resale to customers.

In our core business, we provide and continue to develop commercially-viable hydrogen and fuel cell product solutions to replace lead‑acid batteries in electric material handling vehicles and industrial trucks for some of the world’s largest retail-distribution and manufacturing businesses. We are focusing our efforts on industrial mobility applications (electric forklifts and electric industrial vehicles) at multi‑shift high volume manufacturing and high throughput distribution sites where our products and services provide a unique combination of productivity, flexibility and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products prove valuable with telecommunications, transportation and utility customers as robust, reliable and sustainable power solutions.

Our current products and services include:

GenDrive: GenDrive is our hydrogen fueled PEM fuel cell system providing power to material handling electric vehicles, including class 1, 2, 3 and 6 electric forklifts and ground support equipment;

GenFuel:  GenFuel is our hydrogen fueling delivery, generation, storage and dispensing systems;

GenCare: GenCare is our ongoing ‘internet of things’-based maintenance and on-site service program for GenDrive fuel cells, GenSure products, GenFuel products and ProGen engines;

GenSure:  GenSure is our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors;

GenKey: GenKey is our turn-key solution combining either GenDrive or GenSure power with GenFuel fuel and GenCare aftermarket service, offering complete simplicity to customers transitioning to fuel cell power; and

ProGen:  ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans;

We provide our products worldwide through our direct product sales force, and by leveraging relationships with original equipment manufacturers, or OEMs, and their dealer networks. We manufacture our commercially-viable products in Latham, NY.

Results of Operations

Revenue, cost of revenue, gross (loss)/profit and gross margin for the three and six months ended June 30, 2018 and 2017, were as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Net	Cost of	Gross	Gross	Net	Cost of	Gross	Gross
	Revenue	Revenue	(Loss)/Profit	Margin	Revenue	Revenue	(Loss)/Profit	Margin
For the period ended June 30, 2018:
Sales of fuel cell systems and related infrastructure	$20,622	$15,377	$5,245	25.4%	$32,080	$25,499	$6,581	20.5%
Services performed on fuel cell systems and related infrastructure	7,188	7,125	63	0.9%	13,786	13,995	(209)	(1.5)%
Power Purchase Agreements	5,629	9,393	(3,764)	(66.9)%	11,118	17,684	(6,566)	(59.1)%
Fuel delivered to customers	6,488	6,421	67	1.0%	12,023	12,317	(294)	(2.4)%
Provision for common stock warrants	(3,921)	—	(3,921)	—	(5,806)	—	(5,806)	—
Total	$36,006	$38,316	$(2,310)	(6.4)%	$63,201	$69,495	$(6,294)	(10.0)%
For the period ended June 30, 2017:
Sales of fuel cell systems and related infrastructure	$8,560	$6,441	$2,119	24.8%	$10,757	$8,727	$2,030	18.9%
Services performed on fuel cell systems and related infrastructure	5,049	5,068	(19)	(0.4)%	10,198	11,634	(1,436)	(14.1)%
Power Purchase Agreements	4,945	7,450	(2,505)	(50.7)%	9,256	14,065	(4,809)	(52.0)%
Fuel delivered to customers	3,986	5,303	(1,317)	(33.0)%	7,477	9,452	(1,975)	(26.4)%
Other	64	65	(1)	(1.6)%	151	163	(12)	(7.9)%
Provision for common stock warrants	(1,820)	—	(1,820)	—	(1,820)	—	(1,820)	—
Total	$20,784	$24,327	$(3,543)	(17.0)%	$36,019	$44,041	$(8,022)	(22.3)%

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

Revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30, 2018 increased $12.1 million, or 140.9%, to $20.6 million from $8.6 million for the three months ended June 30, 2017.  The main drivers for the increased revenue were increases in GenDrive deployment volume and infrastructure sites, as well as mix of fuel cells versus infrastructure. There were 822 units recognized as revenue during the three months ended June 30, 2018, compared to 307 for the three months ended June 30, 2017. An additional 280 units were shipped in 2018 and held as leased assets. As such, the Company will recognize revenue on these units over the life of the related PPA under

“Power Purchase Agreements” in the unaudited interim Consolidated Statement of Operations.  Four hydrogen installations during the three months ended June 30, 2018, were recognized as revenue, compared to two during the three months ended June 30, 2017.  In addition, two additional sites were constructed and held as leased property during the three months ended June 30, 2018.

Revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2018 increased $21.3 million, or 198.2%, to $32.1 million from $10.8 million for the six months ended June 30, 2017.  The main drivers for the increased revenue were increases in GenDrive deployment volume and infrastructure sites, as well as mix of fuel cells versus infrastructure. There were 1,126 units recognized as revenue during the six months ended June 30, 2018, compared to 341 for the six months ended June 30, 2017. An additional 323 units were shipped in 2018 and held as leased assets. As such, the Company will recognize revenue on these units over the life of the related PPA under “Power Purchase Agreements” in the unaudited interim Consolidated Statement of Operations.  Seven hydrogen installations during the six months ended June 30, 2018 were recognized as revenue, compared to two during the six months ended June 30, 2017.  In addition, two additional sites were constructed and held as leased property during the six months ended June 30, 2018.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.  At June 30, 2018, there were 12,095 fuel cell units and 47 hydrogen installations under extended maintenance contracts, an increase from 8,772 fuel cell units and 32 hydrogen installations at June 30, 2017, respectively.

Revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2018 increased $2.1 million, or 42.4%, to $7.2 million from $5.0 million for the three months ended June 30, 2017. The increase in service revenues was due to the increase in units under service contracts.  The average number of units under extended maintenance contracts during the three months ended June 30, 2018 was 11,643, compared to 8,795 during the three months ended June 30, 2017.  This 32.4% increase in average units serviced throughout the three months corresponds with the increase in revenue, as compared to the prior year period.

Revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2018 increased $3.6 million, or 35.2%, to $13.8 million from $10.2 million for the six months ended June 30, 2017. The increase in service revenues was due to the increase in units under service contracts.  The average number of units under extended maintenance contracts during the six months ended June 30, 2018 was 11,696, compared to 8,861 during the six months ended June 30, 2017.  This 32.0% increase in average units serviced throughout the six months corresponds with the increase in revenue, as compared to the prior year period.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  The equipment and service can be associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can retain the equipment as leased property and provide it to customers under PPAs.  At June 30, 2018, there were 35 GenKey sites associated with PPAs, as compared to 29 at June 30, 2017.

Revenue from Power Purchase Agreements for the three months ended June 30, 2018 increased $0.7 million, or 13.8%, to $5.6 million from $4.9 million for the three months ended June 30, 2017. The increase is due to the increased number of sites the Company has deployed with these types of arrangements. The average number of sites under PPA arrangements was 34 in the second quarter of 2018, as compared to 28 in 2017.  This 21.4% increase in average sites under PPAs throughout the three months corresponds with the increase in revenue, as compared to the prior year period.

Revenue from Power Purchase Agreements for the six months ended June 30, 2018 increased $1.9 million, or 20.1%, to $11.1 million from $9.3 million for the six months ended June 30, 2017. The increase is due to the increased number of sites the Company has deployed with these types of arrangements. The average number of sites under PPA arrangements was 34 for the six months ended June 30, 2018, as compared to 27 for the six months ended June 30, 2017.  This 25.9% increase in average sites under PPAs throughout the six months corresponds with the increase in revenue, as compared to the prior year period.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen, which is then sold to its customers.  At June 30, 2018, there were 67 sites associated with fuel contracts, as compared to 46 at June 30, 2017.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Revenue associated with fuel delivered to customers for the three months ended June 30, 2018 increased $2.5 million, or 62.8%, to $6.5 million from $4.0 million for the three months ended June 30, 2017. The increase in revenue is due to an increase in sites taking fuel deliveries in 2018, compared to 2017, as well as increases in fuel prices.  The average number of sites receiving fuel deliveries was 64 during the three months ended June 30, 2018, as compared to 44 during the three months ended June 30, 2017.  This 45.5% increase in average sites with molecule delivery throughout the three months corresponds with the increase in revenue and price increases, as compared to the prior year period.

Revenue associated with fuel delivered to customers for the six months ended June 30, 2018 increased $4.5 million, or 60.8%, to $12.0 million from $7.5 million for the six months ended June 30, 2017. The increase in revenue is due to an increase in sites taking fuel deliveries in 2018, compared to 2017, as well as increases in fuel prices.  The average number of sites receiving fuel deliveries was 63 during the six months ended June 30, 2018, as compared to 43 during the six months ended June 30, 2017.  This 46.5% increase in average sites with molecule delivery throughout the six months corresponds with the increase in revenue and price increases, as compared to the prior year period.

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

Other revenue for the three and six months ended June 30, 2018 decreased $0.1 million and $0.2 million, respectively, or 100.0%, to zero, as compared to the three and six months ended June 30, 2017.  During the three and six months ended June 30, 2018, the Company had no contract research & development activities, compared to a small amount of activity during the three and six months ended June 30, 2017.

Revenue – provision for common stock warrants.  In 2017, in separate transactions, the Company issued to each of Amazon.com, Inc. (“Amazon”) and Wal-Mart Stores, Inc. (“Walmart”) warrants to purchase shares of the Company’s common stock.  The Company records a portion of the estimated fair value of the warrants as a reduction of revenue based upon the projected number of shares of common stock expected to vest under the warrants, the proportion of purchases by Amazon, Walmart and their affiliates within the period relative to the aggregate purchase levels required for vesting of the respective warrants, and the then-current fair value of the warrants. The amount of provision for common stock warrants recorded as a reduction of revenue during the three months ended June 30, 2018 was $3.9 million, compared to $1.8 million during the three months ended June 30, 2017.  The amount of provision for common stock warrants recorded as a reduction of revenue during the six months ended June 30, 2018 was $5.8 million, compared to $1.8 million during the six months ended June 30, 2017.  The increases in the amount of provision are due to the timing of when the transactions occurred during 2017 and the level of revenue generated during the respective periods.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30, 2018 increased 138.7%, or $8.9 million, compared to the three months ended June 30, 2017, driven by the previously stated greater number of units and infrastructure sites recognized as revenue.  Gross margin generated from sales of fuel cell systems and related infrastructure was 25.4% for the three months ended June 30, 2018, relatively consistent with 24.8% for the three months ended June 30, 2017.

Cost of revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2018 increased 192.2%, or $16.8 million, compared to the six months ended June 30, 2017, driven by the previously stated greater number of units and infrastructure sites recognized as revenue.  Gross margin generated from sales of fuel cell systems and related infrastructure was 20.5% for the six months ended June 30, 2018, relatively consistent with 18.9% for the six months ended June 30, 2017.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts.  At June 30, 2018, there were 12,095 fuel cell units and 47 hydrogen installations under extended maintenance contracts, an increase from 8,772 fuel cell units and 32 hydrogen installations at June 30, 2017, respectively.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2018 increased 40.6%, or $2.1 million, to $7.1 million, compared to the three months ended June 30, 2017 of $5.1 million.  Gross margin was relatively consistent at 0.9% for the three months ended June 30, 2018, compared to (0.4%) for the three months ended June 30, 2017.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2018 increased 20.3%, or $2.4 million, to $14.0 million, compared to the six months ended June 30, 2017 of $11.6 million.  Gross margin improved to (1.5%) for the six months ended June 30, 2018, from (14.1%) for the six months ended June 30, 2017.  The improvement in gross margin is due to reductions in costs seen earlier in the year from changes in product configuration, as compared to early 2017, and improved leverage as the number of units in the field increases.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for leased equipment and service used to fulfill the PPAs, and depreciation of leased property.  Leased units are associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.  At June 30, 2018, there were 35 GenKey sites associated with PPAs, as compared to 29 at June 30, 2017.

Cost of revenue from Power Purchase Agreements for the three months ended June 30, 2018 increased $1.9 million, or 26.1%, to $9.4 million from $7.5 million for the three months ended June 30, 2017. The increase was a result of the increase in the number of customer sites party to these agreements. Gross margin declined to (66.9%) for the three months ended June 30, 2018, as compared to (50.7%) for the three months ended June 30, 2017 primarily due to an increase in the number of sites accounted for as capital leases (which include depreciation of capitalized leased asset costs and maintenance costs), relative to operating leases.

Cost of revenue from Power Purchase Agreements for the six months ended June 30, 2018 increased $3.6 million, or 25.7%, to $17.7 million from $14.1 million for the six months ended June 30, 2017. The increase was a result of the increase in the number of customer sites party to these agreements. Gross margin declined to (59.1%) for the six months ended June 30, 2018, as compared to (52.0%) for the six months ended June 30, 2017 primarily due to an increase in the number of sites accounted for as capital leases (which include depreciation of capitalized leased asset costs and maintenance costs), relative to operating leases.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen and separately sells to its customers when delivered or dispensed.  At June 30, 2018, there were 67 sites associated with fuel contracts, as compared to 46 at June 30, 2017.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Cost of revenue from fuel delivered to customers for the three months ended June 30, 2018 increased $1.1 million, or 21.1%, to $6.4 million from $5.3 million for the three months ended June 30, 2017.  The increase is due primarily to higher volume of liquid hydrogen delivered to customer sites, as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs.  Gross margin improved to 1.0% during the three months ended June 30, 2018, compared to (33.0%) during the three months ended June 30, 2017 due to pricing mix and improvements in efficiencies from changes in system design.

Cost of revenue from fuel delivered to customers for the six months ended June 30, 2018 increased $2.9 million, or 30.3%, to $12.3 million from $9.5 million for the six months ended June 30, 2017.  The increase is due primarily to higher volume of liquid hydrogen delivered to customer sites, as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs.  Gross margin percent improved to (2.4)% during the six months ended June 30, 2018, compared to (26.4%) during the six months ended June 30, 2017 due to pricing mix and improvements in efficiencies from changes in system design.

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

Cost of other revenue for the three and six months ended June 30, 2018 decreased $0.1 million and $0.2 million, respectively, or 100.0%, to zero, compared to the three and six months ended June 30, 2017.  During the three and six months ended June 30, 2018, the Company had no contract research & development activities, compared to a small amount of activity during the three and six months ended June 30, 2017.

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

Research and development expense for the three months ended June 30, 2018 increased $1.8 million, or 27.2% to $8.4 million, from $6.6 million for the three months ended June 30, 2017.  The increase was primarily related to an increase in programs associated with improving product reliability to reduce ongoing service costs.

Research and development expense for the six months ended June 30, 2018 increased $4.5 million, or 35.3% to $17.1 million, from $12.6 million for the six months ended June 30, 2017.  The increase was primarily related to an increase in programs associated with improving product reliability to reduce ongoing service costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2018, decreased $5.7 million, or 31.6%, to $12.2 million from $17.9 million for the three months ended June 30, 2017.  This decrease is primarily due to warrant related charges in 2017 of $7.1 million that did not recur, offset by costs associated with investigating an accident at a customer site of $2.6 million.

Selling, general and administrative expenses for the six months ended June 30, 2018, decreased $6.5 million, or 24.0%, to $20.6 million from $27.0 million for the six months ended June 30, 2017.  This decrease is primarily due to warrant related charges in 2017 of $7.1 million that did not recur and decreases in salaries, benefits, incentive compensation and other bonuses, due to a reduction in headcount, offset by costs associated with investigating an accident at a customer site of $2.6 million.

Interest and other expense (income), net. Interest and other expense, net consists of interest and other expenses related to our long-term debt, convertible senior notes, obligations under capital lease and our finance obligations, as well as foreign currency exchange losses, offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, foreign currency exchange gains and other income. The Company has a series of capital leases with Generate Lending LLC and Wells Fargo and a loan and security agreement with NY Green Bank.  In 2018, the Company issued convertible senior notes in a private placement to qualified institutional buyers pursuant to Rule 144A unter the Securities Act of 1933, as amended.

Net interest and other expense for the three months ended June 30, 2018 increased $3.9 million, or 172.6%, as compared to the three months ended June 30, 2017. The increase is relatively consistent with increase in interest bearing liabilities and includes the amortization of the discount on convertible senior notes, which has increased the average effective rate.

Net interest and other expense for the six months ended June 30, 2018 increased $4.9 million, or 110.6%, as compared to the six months ended June 30, 2017. The increase is relatively consistent with increase in interest bearing liabilities and includes the amortization of the discount on convertible senior notes.

Change in fair value of common stock warrant liability. The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three months ended June 30, 2018 resulted in a decrease in the associated warrant liability of $0.3 million as compared to an increase of $12.3 million for the three months ended June 30, 2017.  These variances are primarily due to changes in the average remaining term, the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

The change in fair value of common stock warrant liability for the six months ended June 30, 2018 resulted in a decrease in the associated warrant liability of $1.6 million as compared to an increase of $14.6 million for the six months ended June 30, 2017.  These variances are primarily due to changes in the average remaining term, the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Income taxes. The Company recognized an income tax benefit in the three and six months ended June 30, 2018 of $2.9 million and $5.9 million, respectively, as a result of the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized a benefit for current losses as a result of an entry to additional paid-in capital related to the issuance of the Convertible Senior Notes. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $45.7 million for the six months ended June 30, 2018 and $130.2 million, $57.6 million, and $55.8 million for the years ended December 31, 2017, 2016, and 2015, respectively, and has an accumulated deficit of $1.2 billion at June 30, 2018.

During the six months ended June 30, 2018, cash used in operating activities was $45.2 million, consisting primarily of a net loss attributable to the Company of $45.7 million and net outflows from fluctuations in working capital and other assets and liabilities of $10.7 million, offset by the impact of noncash charges/gains of $11.2 million. The changes in working capital primarily were related to an increase in accounts receivable and a decrease in accounts payable, accrued expenses and other liabilities, offset by decreases in inventory, prepaid expenses and other current assets and an increase in deferred revenue. As of June 30, 2018, we had cash and cash equivalents of $15.0 million and net working capital of $8.2 million. By comparison, at December 31, 2017, we had cash and cash equivalents of $24.8 million and net working capital of $3.9 million.

Net cash used in investing activities for the six months ended June 30, 2018, totaled $16.4 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the six months ended June 30, 2018 totaled $48.9 million and primarily resulted from net proceeds of $52.4 million from the issuance of Convertible Senior Notes, net of purchases of a capped call and a common stock forward, and a $2.2 million increase in finance obligations, offset by $5.7 million of principal payments on long-term debt.

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

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions, and leases the equipment back to support certain customer locations and to fulfill its varied PPAs.  In connection with certain past operating leases, the financial institutions required the Company to maintain cash balances in restricted accounts securing the Company’s lease obligations. Cash received from customers under the PPAs is used to make lease payments.  As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements was $28.2 million, which has been fully secured with restricted cash and pledged service escrows.

The Company has an amended and restated master lease agreement with Wells Fargo (Wells Fargo MLA) to finance the Company’s commercial transactions with Wal-Mart Stores Inc. (Walmart).  Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites under lease agreements with Walmart.  The total remaining lease payments to Wells Fargo was

$24.8 million at June 30, 2018.  Additionally, the Company completed financings in August 2018 of approximately $16.0 million.  The Wells Fargo MLA requires the Company to maintain restricted cash for the portion of the transaction that related to the applicable investment tax credit.

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

Several key indicators of liquidity are summarized in the following table (in thousands):

	Six months	Year
	ended or at	ended or at
	June 30, 2018	December 31, 2017
Cash and cash equivalents at end of period	$15,035	$24,828
Restricted cash at end of period	40,387	43,227
Working capital at end of period	8,194	3,886
Net loss attributable to common shareholders	45,729	130,178
Net cash used in operating activities	45,179	60,182
Purchases of property, plant and equipment and leased property	15,481	44,363
Net cash provided by financing activities	48,942	71,616

Long-Term Debt

On December 23, 2016, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a loan and security agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank), pursuant to which NY Green Bank made available to the Company a secured term loan facility in the amount of $25.0 million (Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million upon closing and incurred costs of $1.2 million.  On July 21, 2017, the Company and NY Green Bank entered into an amendment to the Term Loan Facility, which among other things, provided for an additional $20.0 million term loan, increasing the size of the total commitment to $45.0 million, amended the interest rate, prepayment penalty (for any prepayment in the calendar year 2017 or 2018, a prepayment charge equal to 7.5% of the advance amount being prepaid will apply) and product deployment and employment targets.  As with the existing facility, the up-sized facility will be repaid primarily as the Company’s various restricted cash balances are released over the term of the facility. During the year ended December 31, 2017, the Company borrowed the additional $20.0 million of working capital financing and incurred closing costs of $0.5 million. In June 2018, the timing and amount of the remaining principal payments were modified. At June 30, 2018 and December 31, 2017, the outstanding principal balance under the Term Loan Facility was $27.3 million and $32.8 million, respectively.  The fair value of the Term Loan Facility approximates the carrying value as of June 30, 2018 and December 31, 2017, due to the variable interest rate of the Term Loan Facility.

Advances under the Term Loan Facility bear interest at a rate equal to the sum of the LIBOR rate for the applicable interest period, plus applicable margin of 9.5%. The interest rate at June 30, 2018 and 2017 was approximately 11.8% and 11.2%, respectively.  The term of the loan is three years, with a maturity date of December 23, 2019.  As of June 30, 2018, estimated remaining principal payments will be approximately $10.2 million and $17.1 million during the years ending December 31, 2018, and 2019, respectively.  These payments will be funded in part by restricted cash released.

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

Amount
(in thousands)
Principal amount	$100,000
Less initial purchasers' discount	(3,250)
Less cost of related capped call and common stock forward	(43,500)
Less other issuance costs	(894)
Net proceeds	$52,356

The Convertible Senior Notes bear interest at 5.5%, payable semi-annually in cash on March 15 and September 15 of each year.  The Convertible Senior Notes will mature on March 15, 2023, unless earlier converted or repurchased in accordance with their terms. The Convertible Senior Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

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

In accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component of approximately $58.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $37.7 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes. The difference between the principal amount of the Convertible Senior Notes and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes.  The effective interest rate is approximately 16.0%. The equity component of the Convertible Senior Notes is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the Convertible Senior Notes of approximately $4.1 million, consisting of initial purchasers' discount of $3.3 million and other issuance costs of approximately $0.8 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.4 million, were recorded as debt issuance cost (presented as contra debt in the unaudited interim consolidated balance sheet) and are being amortized to interest expense over the term of the Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in stockholders’ equity.

The Convertible Senior Notes consisted of the following:

Principal amounts:	At June 30, 2018
Principal	$100,000
Unamortized debt discount (1)	(37,900)
Unamortized debt issuance costs (1)	(2,288)
Net carrying amount	$59,812
Carrying amount of the equity component (2)	$37,702
1)

Included in the unaudited interim consolidated balance sheet within Convertible Senior Notes, net and amortized over the remaining life of the Convertible senior notes using the effective interest rate method.

2)	Included in the unaudited interim consolidated balance sheet within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit.

As of June 30, 2018, the remaining life of the Convertible Senior Notes is approximately 57 months.

Based on the closing price of the Company’s common stock of  $2.02 on June 30, 2018, the if-converted value of the Convertible Senior Notes was less than the principal amount.

Capped Call

In conjunction with the issuance of the Convertible Senior Notes, the Company entered into capped call options (Capped Call) on the Company’s stock with certain counterparties at a price of $16.0 million. The net cost incurred in connection with the Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim consolidated balance sheet.

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

The net cost incurred in connection with the Common Stock Forward of $27.5 million has been recorded as an increase in treasury stock in the unaudited interim consolidated balance sheet.  The related shares were accounted for as a repurchase of common stock.

The fair values of the Capped Call and Common Stock Forward are not remeasured each reporting period.

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co., as sales agent (“FBR”), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million.  The Company has raised $23.0 million to date. Under the Sales Agreement, in no event shall the Company issue or sell through FBR such a number of shares that exceeds the number of shares or dollar amount of common stock registered. During the six months ended June 30, 2018, the Company did not offer any shares pursuant to the Sales Agreement.

Operating Leases

As of June 30, 2018 and December 31, 2017, the Company has several non-cancelable operating leases (as lessor and as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash as summarized below.  These leases expire over the next six years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases where the Company is the lessor contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2018 are (in thousands):

	As Lessor	As Lessee
Remainder of 2018	$11,875	$7,016
2019	23,619	12,914
2020	21,928	11,612
2021	17,336	7,032
2022	9,085	1,554
2023 and thereafter	8,621	2,290
Total future minimum lease payments	$92,464	$42,418

Finance Obligations

During the three and six months ended June 30, 2018, the Company entered into sale/leaseback transactions, which were accounted for as capital leases and reported as part of finance obligations on the Company’s unaudited interim consolidated balance sheet.  In June 2018, the timing and amount of the lease payments from certain previous sale/leaseback transactions were modified to extend the due date. The outstanding balance of finance obligations related to sale/leaseback transactions at June 30, 2018 was $64.6 million.  The fair value of the finance obligation approximates the carrying value as of  June 30, 2018.

Future minimum lease payments under non-cancelable capital leases related to sale/leaseback transactions (with initial or remaining lease terms in excess of one year) as of June 30, 2018 are (in thousands):

	Total	Imputed	Net Present
	Payments	Interest	Value
2018	$25,528	$3,322	$22,206
2019	19,930	2,403	17,527
2020	6,042	1,800	4,242
2021	6,043	1,316	4,727

2022	4,296	705	3,591
2023 and thereafter	11,510	1,021	10,489
Total future minimum lease payments	$73,349	$10,567	$62,782

In prior years, the Company received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at June 30, 2018 and December 31, 2017 is $9.2 million and $10.4 million, respectively.  The amount is amortized using the effective interest method.  The fair value of this finance obligation approximates the carrying value as of June 30, 2018.

The Company has a capital lease associated with its property in Latham, New York.  Liabilities relating to this agreement of $2.2 million and $2.3 million have been recorded as a finance obligation, in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.  The fair value of this finance obligation approximates the carrying value as of June 30, 2018.

Restricted Cash

The Company has entered into sale/leaseback agreements associated with its products and services.  In connection with these agreements, cash of $39.4 million at June 30, 2018 is required to be restricted as security and will be released over the lease term. The Company has additional letters of credit backed by security deposits as disclosed in the Operating Leases section above.

The Company also has letters of credit in the aggregate amount of $1.0 million at June 30, 2018 associated with an agreement to provide hydrogen infrastructure and hydrogen to a customer at its distribution center and with a finance obligation from the sale/leaseback of its building.  Cash collateralizing these letters of credit is also considered restricted cash.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. The Company adopted this accounting update as of January 1, 2018. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The Company did not experience a significant effect on the timing and amount of revenue recognized or the amount of revenue allocated to the identified performance obligations. There is an insignificant amount of historical contract acquisition costs that were expensed under prior guidance and were not capitalized upon adoption of ASC Topic 606. However, in subsequent periods, contract acquisition costs are capitalized in accordance with ASC Topic 606.

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

In November 2016, an accounting update was issued to reduce the existing diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. This accounting update was adopted retrospectively by the Company on January 1, 2018. The adoption of this update impacts the cash flows from financing activities due to the change in the presentation of restricted cash within the consolidated statement of cash flows. Net cash flows from financing activities and change in cash and cash equivalents, which now includes restricted cash, for the six months ended June 30, 2018 and 2017, decreased by $2.8 million and $2.6 million, respectively.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In June 2018, an accounting update was issued to simplify the accounting for nonemployee share-based payment transactions  resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606. The Company is evaluating whether to early adopt this accounting update during the remainder of 2018.

In February 2016, an accounting update was issued which requires balance sheet recognition for operating leases, among other changes to previous lease guidance.  This accounting update is effective for fiscal years beginning after December 15, 2018.  The Company has established an internal implementation team to oversee the adoption of the new standard, and has estimated the impact this accounting update will have on its consolidated financial statements. When adopted, the Company expects there to be an increase in finance obligations of over $30.0 million, which represents the future minimum lease payments under non-cancelable operating leases, as lessee, and a corresponding addition of a right-of-use asset.  Any cumulative effect of the adoption recorded to accumulated deficit is not expected to be significant.  The Company also does not expect there to be a significant net effect on its consolidated statements of operations in the current or prior periods, however what was previously presented as rent expense related to operating leases will be recognized as interest expense on the Company’s minimum lease obligation and depreciation of its right-of-use asset. In July 2018, an accounting update was issued to make technical amendments to the previous update, including the addition of a new optional transition method. The Company is evaluating whether to early adopt this accounting update during the remainder of 2018.  The Company is also evaluating the transition method of adoption.

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

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

10.1	Limited waiver to Amended and Restated Loan and Security Agreement, dated as of June 28, 2018, by and between Plug Power Inc., Emerging Power Inc., Emergent Power Inc., and NY Green Bank. (1)

31.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS*	XBRL Instance Document (1)
101.SCH*	XBRL Taxonomy Extension Schema Document (1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.

*Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Interim Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Interim Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017; (iii) Interim Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2018 and 2017; (iv) Interim Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2018; (v) Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017; and (vi) related notes, tagged as blocks of text.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 9, 2018	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)