Form 10-Q
period 2018-09-30
PLUG POWER INC
filed 2018-11-09
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, par value of $0.01 per share, outstanding as of November 9, 2018 was 233,367,836.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Consolidated Balance Sheet

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$13,825	$24,828
Restricted cash	15,803	13,898
Accounts receivable	24,721	15,331
Inventory	53,428	48,776
Prepaid expenses and other current assets	16,050	16,774
Total current assets	123,827	119,607

Restricted cash	32,424	29,329
Property, plant, and equipment, net of accumulated depreciation of $33,401 and $31,588, respectively	13,155	10,414
Leased property, net of accumulated depreciation of $8,826 and $11,812, respectively	130,015	87,065
Goodwill	9,157	9,445
Intangible assets, net of accumulated amortization of $2,203 and $1,735, respectively	4,058	3,785
Other assets	6,642	11,165
Total assets	$319,278	$270,810

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,105	$42,362
Accrued expenses	8,553	10,595
Deferred revenue	10,996	8,630
Finance obligations	48,705	34,506
Current portion of long-term debt	11,489	18,762
Other current liabilities	247	866
Total current liabilities	117,095	115,721
Deferred revenue	28,525	25,809
Common stock warrant liability	1,083	4,391
Finance obligations	86,562	37,069
Convertible senior notes, net	61,509	—
Long-term debt	9,372	13,371
Other liabilities	18	94
Total liabilities	304,164	196,455

Redeemable preferred stock:
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: 2,620 at September 30, 2018 and December 31, 2017	709	709
Stockholders’ equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued (including shares in treasury): 232,511,393 at September 30, 2018 and 229,073,517 at December 31, 2017	2,326	2,291
Additional paid-in capital	1,284,384	1,250,899
Accumulated other comprehensive income	1,762	2,194
Accumulated deficit	(1,243,430)	(1,178,636)
Less common stock in treasury: 15,002,663 at September 30, 2018 and 587,151 at December 31, 2017	(30,637)	(3,102)
Total stockholders’ equity	14,405	73,646
Total liabilities, redeemable preferred stock, and stockholders’ equity	$319,278	$270,810

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Sales of fuel cell systems and related infrastructure	$36,668	$38,060	$66,101	$47,907
Services performed on fuel cell systems and related infrastructure	5,156	2,217	16,330	10,496
Power Purchase Agreements	5,555	(1,663)	16,365	7,593
Fuel delivered to customers	5,786	(4,149)	16,016	2,782
Other	—	128	—	279
Net revenue	53,165	34,593	114,812	69,057
Cost of revenue:
Sales of fuel cell systems and related infrastructure	27,428	35,671	52,927	44,398
Services performed on fuel cell systems and related infrastructure	5,302	4,531	17,139	14,684
Power Purchase Agreements	8,767	7,853	27,055	21,844
Fuel delivered to customers	7,259	5,810	19,576	15,262
Other	—	138	—	301
Total cost of revenue	48,756	54,003	116,697	96,489

Gross profit (loss)	4,409	(19,410)	(1,885)	(27,432)

Operating expenses:
Research and development	8,402	7,436	25,477	20,059
Selling, general and administrative	8,652	9,535	29,202	36,584
Total operating expenses	17,054	16,971	54,679	56,643

Operating loss	(12,645)	(36,381)	(56,564)	(84,075)

Interest and other expense, net	(6,352)	(2,724)	(15,593)	(7,112)
Change in fair value of common stock warrant liability	1,716	(1,878)	3,308	(16,454)

Loss before income taxes	$(17,281)	$(40,983)	$(68,849)	$(107,641)

Income tax benefit	1,716	—	7,581	—

Net loss attributable to the Company	$(15,565)	$(40,983)	$(61,268)	$(107,641)

Preferred stock dividends declared and accretion of discount	(13)	(25)	(39)	(3,086)
Net loss attributable to common shareholders	$(15,578)	$(41,008)	$(61,307)	$(110,727)
Net loss per share:
Basic and diluted	$(0.07)	$(0.18)	$(0.28)	$(0.52)
Weighted average number of common shares outstanding	218,953,106	225,762,535	218,930,891	212,419,634

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net loss attributable to the Company	$(15,565)	$(40,983)	$(61,268)	$(107,641)
Other comprehensive (loss) income - foreign currency translation adjustment	(82)	555	(432)	1,711
Comprehensive loss	$(15,647)	$(40,428)	$(61,700)	$(105,930)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2017	229,073,517	$2,291	$1,250,899	$2,194	587,151	$(3,102)	$(1,178,636)	$73,646
Net loss attributable to the Company	—	—	—	—	—	—	(61,268)	(61,268)
Cumulative effect from adoption of accounting standard	—	—	—	—	—	—	(3,487)	(3,487)
Other comprehensive loss	—	—	—	(432)	—	—	—	(432)
Stock-based compensation	450,270	5	6,384	—	—	—	—	6,389
Stock dividend	20,245	—	39	—	—	—	(39)	—
Public offerings, common stock, net	2,560,849	26	4,886	—	—	—	—	4,912
Stock option exercises	406,412	4	123	—	17,606	(35)	—	92
Equity component of convertible senior notes, net of issuance costs and income tax benefit	—	—	30,121	—	—	—	—	30,121
Purchase of capped call	—	—	(16,000)	—	—	—	—	(16,000)
Purchase of common stock forward	—	—	—	—	14,397,906	(27,500)	—	(27,500)
Exercise of warrants	100	—	—	—	—	—	—	—
Provision for common stock warrants	—	—	7,932	—	—	—	—	7,932
September 30, 2018	232,511,393	$2,326	$1,284,384	$1,762	15,002,663	$(30,637)	$(1,243,430)	$14,405

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss attributable to the Company	$(61,268)	$(107,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	8,592	6,596
Amortization of intangible assets	511	443
Stock-based compensation	6,389	7,288
Provision for bad debts and other assets	746	—
Amortization of debt issuance costs and discount on convertible senior notes	4,436	496
Provision for common stock warrants	7,932	34,570
Change in fair value of common stock warrant liability	(3,308)	16,454
Income tax benefit	(7,581)	—
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(9,390)	(40,946)
Inventory	12,554	(14,747)
Prepaid expenses and other assets	1,272	(590)
Accounts payable, accrued expenses, and other liabilities	(7,609)	6,524
Accrual for loss contracts related to service	—	(752)
Deferred revenue	5,082	11,011
Net cash used in operating activities	(41,642)	(81,294)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(3,268)	(1,820)
Purchase of intangible asset	(879)	—
Purchases for construction of leased property	(13,381)	(26,471)
Net cash used in investing activities	(17,528)	(28,291)
Cash Flows From Financing Activities:
Proceeds from exercise of warrants, net of transaction costs	—	17,636
Proceeds from exercise of stock options	92	40
Payments for redemption of preferred stock	—	(3,700)
Proceeds from public offerings, net of transaction costs	4,912	20,664
Proceeds from issuance of convertible senior notes, net	95,856	—
Purchase of capped call and common stock forward	(43,500)	—
Proceeds from borrowing of long-term debt, net of transaction costs	—	20,147
Principal payments on long-term debt	(11,944)	(4,261)
Proceeds from sale/leaseback transactions accounted for as finance obligations	32,938	26,280
Repayments of finance obligations	(25,138)	(11,616)
Net cash provided by financing activities	53,216	65,190
Effect of exchange rate changes on cash	(49)	286
Decrease in cash, cash equivalents and restricted cash	(6,003)	(44,109)
Cash, cash equivalents, and restricted cash beginning of period	68,055	100,636
Cash, cash equivalents, and restricted cash end of period	$62,052	$56,527
Other Supplemental Cash Flow Information:
Cash paid for interest	$10,338	$6,205

Summary of non-cash investing and financing activity:
Recognition of right of use asset	$58,577	$—
Net transfers between inventory, leased assets and property, plant and equipment	17,206	—
Increase in property, plant and equipment financed as long-term debt or financing leases	408	—
Conversion of preferred stock to common stock	—	8,222

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

1.  Nature of Operations

Description of Business

Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen and fuel cell systems used primarily for the electric mobility and stationary power markets.  As part of the global drive to electrification, the Company has recently leveraged product proven in the material handling vehicle space to enter new, adjacent, electric vehicle markets, specifically electric delivery vans.

We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as liquid petroleum gas (LPG), propane, methanol, ethanol, gasoline or biofuels. The Company develops complete hydrogen generation, delivery, storage and refueling solutions for customer locations. Currently the Company obtains the majority of its hydrogen by purchasing it from fuel suppliers for resale to customers.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $61.3 million for the nine months ended September 30, 2018 and $130.2 million, $57.6 million, and $55.8 million for the years ended December 31, 2017, 2016, and 2015, respectively, and had an accumulated deficit of $1.2 billion at September 30, 2018.

During the nine months ended September 30, 2018, cash used in operating activities was $41.6 million, consisting of a net loss attributable to the Company of $61.3 million, offset by net inflows from fluctuations in working capital and other assets and liabilities of $1.9 million, and by the impact of non-cash charges/gains of $17.7 million. The changes in working capital were related to decreases in inventory, prepaid expenses and other current assets and an increase in deferred revenue offset by an increase in accounts receivable and a decrease in accounts payable, accrued expenses and other liabilities. As of September 30, 2018, we had cash and cash equivalents of $13.8 million and net working capital of $6.7 million. By comparison, at December 31, 2017, we had cash and cash equivalents of $24.8 million and net working capital of $3.9 million.

Net cash used in investing activities for the nine months ended September 30, 2018, totaled $17.5 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the nine months ended September 30, 2018 totaled $53.2 million and primarily resulted from net proceeds of $52.4 million from the issuance of Convertible Senior Notes, net of purchases of a capped call and a common stock forward, and a $7.8 million increase in finance obligations, offset by $11.9 million of principal payments on long-term debt.

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

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions, and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  In connection with certain operating leases, the financial institutions required the Company to maintain cash balances in restricted accounts securing the Company’s lease obligations. Cash received from customers under the PPAs is used to make lease payments. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements was $53.5 million, which have been partially secured with restricted cash and pledged service escrows.

Commencing in the third quarter of 2018, the Company has an amended and restated master lease agreement with Wells Fargo (Wells Fargo MLA) to finance the Company’s commercial transactions with Wal-Mart Stores, Inc. (Walmart).  Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites under lease agreements with Walmart. The total remaining lease payments to Wells Fargo was $51.9 million at September 30, 2018. Transactions completed in the three months ended September 30, 2018 were accounted for as operating leases and therefore recognized as revenue. In connection with the Wells Fargo MLA, the Company has a customer guarantee for a majority of the transaction. The Wells Fargo MLA requires a letter of credit for the unguaranteed portion.

In November 2018, the Company completed a private placement of an aggregate of 35,000 shares of the Company’s Series E Convertible Preferred Stock, par value $0.01 per share (Series E Preferred Stock) resulting in net proceeds of approximately $31.0 million (see Note 16).

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

Leases

The Company is a lessee in several noncancelable (1) operating leases, primarily related to sale/leaseback transactions with financial institutions for deployment of the Company’s products at certain customer sites, and (2) finance leases, also primarily related to sale/leaseback transactions with financial institutions for similar commercial purposes.  The Company accounts for leases in accordance with ASC Topic 842, Leases (ASC Topic 842), (see Recently Adopted Accounting Standards, as the Company has early adopted ASC Topic 842 in 2018).

The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right of use (ROU) asset and a lease liability (i.e. finance obligation) at the lease commencement date.  For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases, and is subsequently measured at amortized cost using the effective interest method.

Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

•	ASC Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

•

The lease term for all of the Company’s leases includes the noncancelable period of the lease, plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

•

Lease payments included in the measurement of the lease liability comprise fixed payments, and the exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise the option.

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.  For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

For finance leases, the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to the Company or the Company is reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized and presented separately from interest expense on the lease liability.  The Company’s leases do not contain variable lease payments.

ROU assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant,and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. No impairments losses have been recognized to date.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset.

Operating and finance lease ROU assets are presented within leased property, net on the unaudited interim consolidated balance sheet. The current portion of operating and finance lease liabilities is included in finance obligations within current liabilities and the long-term portion is presented in finance obligations within noncurrent liabilities on the consolidated balance sheet.

The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The Company has elected to apply the short-term lease recognition and measurement exemption for other classes of leased assets.  The Company recognizes the lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term.

Adoption of ASC Topic 842 - Transition Approach

As discussed in Recent Accounting Pronouncements, effective January 1, 2018, the Company early adopted ASC Topic 842.  Further, ASU 2018-11 was issued in July 2018, which allowed for a modified retrospective basis of accounting for the transition.  The Company selected this transition method and therefore restatement of prior period consolidated financial statements or presentation of comparative disclosures is not necessary.

While determining the impact from the transition, the Company elected the practical expedients allowed under ASC 842.  The Company did not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, or (3) initial direct costs for any existing leases.  No modifications to leases effective upon January 1, 2018 were noted where hindsight expedients were necessary to apply.

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

The Company presents the provision for common stock warrants within each revenue-related line item on the consolidated statements of operations. This presentation reflects a discount that those common stock warrants represent, and therefore revenue is net of these non-cash charges.  The provision of common stock warrants is allocated to the relevant revenue-related line items based upon the expected mix of the revenue for each respective contract.

Nature of goods and services

The following is a description of principal activities from which the Company generates its revenue.

(i)Sales of Fuel Cell Systems and Related Infrastructure

Revenue from sales of fuel cell systems and related infrastructure represents sales of our GenDrive units, GenSure stationary backup power units, as well as hydrogen fueling infrastructure.

The Company considers comparable list prices, as well as historical average pricing approaches to determine standalone selling prices.  Once relative standalone selling prices are determined, the Company proportionately allocates the sale consideration to each performance obligation within the customer arrangement. The allocated sales consideration related to fuel cell systems and infrastructure, spare parts, and hydrogen infrastructure is recognized at a point in time, when the performance obligation has been satisfied, which usually occurs at shipment if title and risk of loss have passed to the customer or upon commissioning.

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

In substantially all of its commercial transactions, the Company sells extended maintenance contracts that generally provide for a five to ten year service period from the date of product installation. Services include monitoring, technical support, maintenance and services that provide for 97-98% uptime of the fleet. These services are accounted for as a separate performance obligation, and accordingly, revenue generated from these transactions, subject to the proportional allocation of sale consideration, is deferred and recognized in income over the term of the contract, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract. Sales of spare parts are included within service revenue on the accompanying unaudited interim consolidated statements of operations. When costs are projected to exceed revenues over the life of the contract, an accrual for loss contracts is recorded.  Costs are estimated based upon historical experience and consider the estimated impact of the Company’s cost reduction initiatives.  The actual results may differ from these estimates.

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

In conjunction with entering into a PPA with a customer, the Company may enter into sale/leaseback transactions with third-party financial institutions, whereby the fuel cells, a majority of the related infrastructure, and, in some cases service are sold to the third-party financial institution and leased back to the Company through either an operating or finance lease.

Certain of the Company’s sale/leaseback transactions with third-party financial institutions are required to be accounted for as financing leases.  As a result, no upfront revenue was recognized at the closing of these transactions and a finance obligation for each lease was established.  The fuel cell systems and related infrastructure that are provided to customers through these PPAs are considered leased property on the accompanying unaudited interim consolidated balance sheet.  Costs to service the leased property, depreciation of the leased property, and other related costs are considered cost of PPA revenue on the accompanying unaudited interim consolidated statements of operations.  Interest cost associated with finance leases is presented within interest and other expense, net on the accompanying unaudited interim consolidated statement of operations.

The Company also has sale/leaseback transactions with financial institutions, which were required to be accounted for as an operating lease. The Company has rental expense associated with these sale/leaseback agreements with financial institutions.  Rental expense is recognized on a straight-line basis over the life of the agreements and is characterized as cost of PPA revenue on the accompanying unaudited interim consolidated statements of operations.

The Company adopted ASC Topic 842, effective January 1, 2018. As part of the adoption, the Company elected the practical expedient to not separate lease and non-lease components (i.e. maintenance services) within its rental income related to all PPA-related assets.

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

Contract accounting is used for research and development contract revenue. The Company generally shares in the cost of these programs with cost sharing percentages ranging from 30% to 50% of total project costs. Revenue from time and material contracts is recognized on the basis of hours expended plus other reimbursable contract costs incurred during the period and is included within the “other” revenue line on the unaudited interim consolidated statements of operations. All allowable work performed through the end of each calendar quarter is billed, subject to limitations in the respective contracts.

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

During 2017, the Company issued warrants to Amazon.com, Inc. (Amazon) and Walmart. The fair value of warrants associated with each of these transactions are accounted for as revenue incentives as described in Note 11, Warrant Transaction Agreements.

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

Cash Equivalents

Cash equivalents consist of money market accounts with an initial term of less than three months. At September 30, 2018 and December 31, 2017, cash equivalents consist of money market accounts. For purposes of the unaudited interim consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.  The Company’s cash and cash equivalents are deposited with financial institutions located in the U.S. and may at times exceed insured limits.

Common Stock Warrant Accounting

The Company accounts for common stock warrants as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Derivative Liabilities

Registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We currently classify these derivative warrant liabilities on the accompanying unaudited interim consolidated balance sheet as a long-term liability, which are revalued at each balance sheet date subsequent to the initial issuance, using the Black-Scholes pricing model. This pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in the fair value of the warrants are reflected in the accompanying unaudited interim consolidated statements of operations as change in fair value of common stock warrant liability.

Equity Instruments

Common stock warrants that meet certain applicable requirements of ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and other related guidance, including the ability of the Company to settle the warrants without the issuance of registered shares or the absence of rights of the grantee to require cash settlement, are accounted for as equity instruments. The Company classifies these equity instruments within additional paid-in capital on the accompanying unaudited interim consolidated balance sheet and the estimated fair value is presented as a reduction of the applicable revenue stream. Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon and Walmart as discussed in Note 11.  These warrants are remeasured at each financial reporting date prior to vesting, using the Monte Carlo pricing model.  Once these warrants vest, they are no longer remeasured.  This pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in fair value resulting from remeasurement of common stock warrants issued in connection with the Amazon Transaction Agreement and the Walmart Transaction Agreement, as described in Note 11, Warrant Transaction Agreements, and are recorded as cumulative catch up adjustments as a reduction of revenue.

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

Use of Estimates

The unaudited interim consolidated financial statements of the Company have been prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications and Correction of Immaterial Errors

Reclassifications are made, whenever necessary, to prior period financial statements to conform to the current period presentation. The provision for common stock warrants presented historically as one line item on the consolidated statements of operations has been allocated to each of the relevant revenue line items. This reclassification did not have an impact on gross profit (loss) or net loss within the consolidated statements of operations or major categories within the consolidated statements of cash flows in the periods presented.

In the third quarter of 2018, it was determined that the presentation in the consolidated statements of operations of certain service arrangements and the amortization of the associated finance obligations had not been appropriately accounted for resulting in an overstatement of our revenue and cost of revenue.  This presentation resulted in a gross up of these line items and had no impact on gross profit (loss) or net loss.  The Company corrected the 2017 unaudited interim consolidated financial statements to be consistent with the current period presentation and will correct comparable financial information in future filings. The amount reclassified from revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for the three and nine months ended September 30, 2017 was $0.8 million and $2.3 million, respectively.  The amount reclassified from cost of revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for the three and nine months ended September 30, 2017 was $1.2 million and $2.7 million, respectively. The Company does not consider the impact of the prior period correction to be material to the prior period consolidated financial statements.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2018, the Company early adopted ASC Topic 842, as amended effective January 1, 2018 and elected the available practical expedients. The adoption of ASU 2016-02 had an insignificant impact on the Company’s unaudited interim consolidated statements of operations. The most significant impact was the recognition of right of use assets and finance obligations for operating leases on the consolidated unaudited interim balance sheet, as well as expanded disclosures. The table below summarizes the impact of this initial adoption to the consolidated balance sheet as of January 1, 2018 (in thousands). In addition, the unaudited interim consolidated statements of operations for the nine months ended September 30, 2018 was impacted by a decrease of depreciation expenses of $0.3 million. See Note 15, Commitments and Contingencies for gross profit recognized on sale/leaseback transactions accounted for under ASC Topic 842.

Recognition of right of use asset	$34,416
Decrease in accrued expenses	385
Recognition of finance obligation	(34,161)
Decrease in prepaid expenses and other assets	(3,229)
Decrease in leased property, net of accumulated depreciation	(563)
Increase in accumulated deficit	3,487

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. The Company adopted this accounting update as of January 1, 2018. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The Company did not experience a significant effect on the timing and amount of revenue recognized or the amount of revenue allocated to the identified performance obligations. There is an insignificant amount of historical contract acquisition costs that were expensed under prior guidance and were not capitalized upon adoption of ASC Topic 606. However, in subsequent periods, contract acquisition costs are capitalized in accordance with ASC Topic 606 (see Note 12).

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

In November 2016, an accounting update was issued to reduce the existing diversity in the classification and presentation of changes in restricted cash on the statements  of cash flows. This accounting update was adopted retrospectively by the Company on January 1, 2018. The adoption of this update impacts the cash flows from financing activities due to the change in the presentation of restricted cash within the consolidated statements of cash flows. Net cash flows from financing activities and change in cash and cash equivalents, which now includes restricted cash, increased by $5.0 million for the nine months ended September 30, 2018 and decreased by 6.1 million for the nine months ended September 30 2017.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In August 2018, an accounting update was issued to help entities evaluate the accounting for fees paid by a customer in cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in this update are effective for public companies beginning after December 15, 2019. Early adoption of the amendments in this update are permitted. The Company is evaluating the adoption method and impact this update will have on the consolidated financial statements.

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

While the Company plans to settle the principal amount of the Convertible Senior Notes in cash subject to available funding at time of settlement, we currently use the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, subject to meeting the criteria for using the treasury stock method in future periods. As noted above, the Company is in a net loss position. The conversion option would have a dilutive impact on net loss per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of the Convertible Senior Notes of $2.29 per share. During the nine months ended September 30, 2018, the Company's weighted average common stock price was below the conversion price of the Convertible Senior Notes. The shares of common stock purchased in connection with issuance of the Convertible Senior Notes are excluded from weighted-average shares outstanding for basic and diluted earnings per share purposes although they remain legally outstanding.  See Note 8, Convertible Senior Notes, for a detailed description of their issuance.

The dilutive potential common shares are summarized as follows:

	At September 30,
	2018	2017
Stock options outstanding (1)	22,111,243	19,965,599
Restricted stock outstanding (2)	2,367,347	248,077
Common stock warrants (3)	115,824,142	115,824,242
Preferred stock (4)	2,782,075	2,782,075
Convertible Senior Notes	43,630,020	—
Number of dilutive potential common shares	186,714,827	138,819,993

(1)

During the three months ended September 30, 2018 and 2017, the Company granted 2,170,000 and 5,030,000 stock options, respectively.  During the nine months ended September 30, 2018 and 2017, the Company granted 2,654,667 and 5,480,863 stock options, respectively.

(2)

During the three months ended September 30, 2018 and 2017, the Company granted 2,160,000 and zero shares of restricted stock, respectively.  During the nine months ended September 30, 2018 and 2017, the Company granted 2,367,347 and 234,744 shares of restricted stock, respectively.

(3)

In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering with an exercise price of $0.15 per warrant.  Of these warrants issued in February 2013, zero and 100 were unexercised as of September 30, 2018 and 2017.

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

In April 2017, the Company issued 5,250,750 warrants with an exercise price of $2.69 per warrant, as described in Note 9, Stockholders’ Equity.  Of these warrants issued in April 2017, none have been exercised as of September 30, 2018.

In April 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 11, Warrant Transaction Agreements.  Of these warrants issued, none have been exercised as of September 30, 2018.

In July 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 11, Warrant Transaction Agreements. Of these warrants issued, none have been exercised as of September 30, 2018.

(4)

The preferred stock amount represents the dilutive potential common shares of the Series C redeemable convertible preferred stock, based on the conversion price of the preferred stock as of September 30, 2018 and 2017, respectively.  Of the 10,431 Series C redeemable preferred stock issued on May 16, 2013, 7,811 and 5,200 had been converted to common stock through September 30, 2018 and 2017, respectively, with the remainder still outstanding.  Of the 18,500 Series D redeemable convertible preferred stock issued on December 22, 2016, 3,700 shares were redeemed during the three months ended March 31, 2017 and the remaining 14,800 were converted to common stock during the nine months ended September 30, 2017.

4.  Inventory

Inventory as of September 30, 2018 and December 31, 2017 consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials and supplies	$40,119	$42,851
Work-in-process	10,088	3,492
Finished goods	3,221	2,433
	$53,428	$48,776

Raw materials and supplies include spare parts inventory held at service locations valued at $5.7  million and $5.5 million as of September 30, 2018 and December 31, 2017, respectively.

5. Leased Property

Leased property at September 30, 2018 and December 31, 2017 consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Right of use assets - operating	$55,582	$—
Right of use asset - finance	40,010	—
Capitalized costs of lessor assets	43,249	98,877
Less: accumulated depreciation	(8,826)	(11,812)
Leased property, net	$130,015	$87,065

Depreciation expense related to leased property was $2.2 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively.  Depreciation expense related to leased property was $6.8 million and $5.2 million for the nine months ended September 30, 2018 and 2017, respectively. Included in depreciation expense for the three and nine months ended September 30, 2018 was depreciation of the finance right of use asset of $1.6 million and $4.9 million, respectively.

6. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of September 30, 2018 are as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	9 years	$5,941	(2,032)	3,909
Customer relationships	10 years	260	(117)	143
Trademark	5 years	60	(54)	6
		$6,261	$(2,203)	$4,058

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2017 are as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	9 years	$5,200	$(1,593)	$3,607
Customer relationships	10 years	260	(97)	163
Trademark	5 years	60	(45)	15
		$5,520	$(1,735)	$3,785

The change in the gross carrying amount and accumulated amortization of the acquired technology from December 31, 2017 to September 30, 2018 is due to the acquisition of intellectual property from American Fuel Cell LLC in April 2018, as well as changes attributed to foreign currency translation.  As part of the agreement to acquire the intellectual property, the Company shall pay American Fuel Cell LLC milestone payments not to exceed $2.9 million in total, if certain milestones are met by April 2021.

Amortization expense for acquired identifiable intangible assets was $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively.  Amortization expense for acquired identifiable intangible assets was $0.5 million for each of the nine month periods ended September 2018 and 2017. Estimated amortization expense for subsequent years is as follows (in thousands):

Remainder of 2018	$175
2019	590
2020	554
2021	554
2022	554
2023 and thereafter	1,631
Total	$4,058

7.  Long-Term Debt

On December 23, 2016, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a loan and security agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank), pursuant to which NY Green Bank made available to the Company a secured term loan facility in the amount of $25.0 million (Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million upon closing and incurred costs of $1.2 million.  On July 21, 2017, the Company and NY Green Bank entered into an amendment to the Term Loan Facility, which among other things, provided for an additional $20.0 million term loan, increasing the size of the total commitment to $45.0 million, amended the interest rate, prepayment penalty (for any prepayment in the calendar year 2017 or 2018, a prepayment charge equal to 7.5% of the advance amount being prepaid will apply) and product deployment and employment targets.  As with the existing facility, the up-sized facility will be repaid primarily as the Company’s various restricted cash balances are released over the term of the facility. During the year ended December 31, 2017, the Company borrowed the additional $20.0 million of working capital financing and incurred closing costs of $0.5 million. In June 2018, the timing and amount of the remaining principal payments were modified. At September 30, 2018 and December 31, 2017, the outstanding principal balance under the Term Loan Facility was $21.2 million and $32.8 million, respectively.  The fair value of the Term Loan Facility approximates the carrying value as of September 30, 2018 and December 31, 2017, due to the variable interest rate of the Term Loan Facility.

Advances under the Term Loan Facility bear interest at a rate equal to the sum of the LIBOR rate for the applicable interest period, plus applicable margin of 9.5%. The interest rate at September 30, 2018 and 2017 was approximately 11.8% and 10.8%, respectively.  The term of the loan is three years, with a maturity date of December 23, 2019.  As of September 30, 2018, estimated remaining principal payments will be approximately $4.0 million for the remainder of 2018 and $17.2 million during the year ending 2019.  These payments will be funded in part by restricted cash released, as described in Note 15, Commitments and Contingencies.

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

The total net proceeds from the Convertible Senior Notes were as follows:

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

1)

during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

2)

during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Convertible Senior Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the notes on each such trading day;

3)

if the Company calls any or all of the Convertible Senior Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

4)

upon the occurrence of certain specified corporate events, such as a beneficial owner acquiring more than  50% of the total voting power of the Company’s common stock, recapitalization of the Company, dissolution or liquidation of the Company, or the Company’s common stock ceases to be listed on an active market exchange.

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

The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest. Holders who convert their Convertible Senior Notes in connection with certain corporate events that constitute a “make-whole fundamental change” per the indenture governing the Convertible Senior Notes or in connection with a redemption will be, under certain circumstances, entitled to an increase in the conversion rate. In addition, if the Company undergoes a fundamental change prior to the maturity date, holders may require the Company to repurchase for cash all or a portion of its Convertible Senior Notes at a repurchase price equal to 100% of the principal amount of the repurchased Convertible Senior Notes, plus accrued and unpaid interest.

The Company may not redeem the Convertible Senior Notes prior to March 20, 2021.  The Company may redeem for cash all or any portion of the Convertible Senior Notes, at the Company’s option, on or after March 20, 2021 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the three trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component of approximately $58.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $37.7 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes. The difference between the principal amount of the Convertible Senior Notes and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes.  The effective interest rate is approximately 16.0%. The equity component of the Convertible Senior Notes is included in additional paid-in capital in the unaudited  interim consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

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

The Convertible Senior Notes consist of the following at September 30, 2018 (in thousands):

Principal amounts:
Principal	$100,000
Unamortized debt discount (1)	(36,324)
Unamortized debt issuance costs (1)	(2,167)
Net carrying amount	$61,509
Carrying amount of the equity component (2)	$37,702
1)

Included in the unaudited interim consolidated balance sheet within Convertible Senior Notes, net and amortized over the remaining life of the Convertible senior notes using the effective interest rate method.

2)	Included in the unaudited interim consolidated balance sheet within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit of $7.6 million.

As of September 30, 2018, the remaining life of the Convertible Senior Notes is approximately 54 months.

Based on the closing price of the Company’s common stock of  $1.92 on September 30, 2018, the if-converted value of the Convertible Senior Notes was less than the principal amount.

Capped Call

In conjunction with the issuance of the Convertible Senior Notes, the Company entered into capped call options (“Capped Call”) on the Company’s common stock with certain counterparties at a price of $16.0 million. The net cost incurred in connection with the Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim consolidated balance sheet.

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

Common Stock Forward

In connection with the sale of the Convertible Senior Notes, the Company also entered into a forward stock purchase transaction (“Common Stock Forward”), pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common

Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

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

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share. As of September 30, 2018 and December 31, 2017, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.  See Note 10, Redeemable Preferred Stock, for a description of the Company’s  Series C and D redeemable preferred stock.

Common Stock and Warrants

The Company has one class of common stock, par value $0.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. There were 217,508,730 and 228,486,366 shares of common stock outstanding as of September 30, 2018 and December 31, 2017, respectively.

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

Pursuant to the exercises of the above warrants in 2017, additional paid-in capital was increased $27.1 million and warrant liability reduced by $27.1 million.

During 2013, the Company completed a series of underwritten public offerings. One of the underwritten public offerings included accompanying warrants to purchase common stock. During February 2018, the remaining 100 warrants with an exercise price of $0.15 per share were exercised. There were zero and 100 warrants outstanding as of September 30, 2018 and December 31, 2017, respectively.

During 2017, additional warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 11.  In connection with these agreements, warrants to acquire 18,913,869 shares of common stock have vested and are therefore exercisable as of September 30, 2018 and December 31, 2017.  These warrants are measured at fair value and are classified as equity instruments on the unaudited interim consolidated balance sheet.

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co., as sales agent (“FBR”), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million.  The Company has raised $27.9 million to date. Under the Sales Agreement, in no event shall the Company issue or sell through FBR such a number of shares that exceeds the number of shares or dollar amount of common stock registered.

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

In November 2018, the Company completed a private placement of an aggregate of 35,000 shares of the Company’s Series E Convertible Stock, par value $0.01 per share (Series E Preferred Stock) resulting in net proceeds of approximately $31.0 million (see Note 16).

During the third quarter of  2017, 2,611 shares of the Company’s Series C Redeemable Preferred Stock, par value $0.01 per share (Series C Preferred Stock) were converted to common stock.  At September 30, 2018, there were 2,620  shares of Series C Preferred Stock outstanding.

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

The holder of the Series C Redeemable Preferred Stock is entitled to receive dividends at a rate of 8% per annum, based on the original issue price per share of $248.794, payable in equal quarterly installments in cash or in shares of common stock, at the Company’s option. During the nine months ended September 30, 2018 and 2017, respectively, dividends have been paid in the form of shares of common stock. Each share of Series C Redeemable Preferred Stock is convertible into shares of common stock with the number of shares of common stock issuable upon conversion determined by dividing the original issue price per share of $248.794 by the conversion price in effect at the time the shares are converted. The conversion price of the Series C Redeemable Preferred Stock as of September 30, 2018 and December 31, 2017 was $0.2343. The Series C Redeemable Preferred Stock votes together with the common stock on an as-converted basis on all matters.

11. Warrant Transaction Agreements

Amazon.com, Inc.

On April 4, 2017, the Company and Amazon entered into a Transaction Agreement (the “Amazon Transaction Agreement”), pursuant to which the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, warrants to acquire up to 55,286,696 shares of the Company’s common stock (the “Amazon

Warrant Shares”), subject to certain vesting events described below. The Company and Amazon entered into the Amazon Transaction Agreement in connection with existing commercial agreements between the Company and Amazon with respect to the deployment of the Company’s GenKey fuel cell technology at Amazon distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. Additionally, Amazon and the Company will begin working together on technology collaboration, exploring the expansion of applications for the Company’s line of ProGen fuel cell engines.  The vesting of the Amazon Warrant Shares is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements.

The majority of the Amazon Warrant Shares will vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The first tranche of 5,819,652 Amazon Warrant Shares vested upon the execution of the Amazon Transaction Agreement.  Accordingly, $6.7 million, the fair value of the first tranche of Amazon Warrant Shares, was recognized as selling, general and administrative expense on the unaudited interim consolidated statements of operations during 2017 as this was considered to be marketing in nature and not a revenue incentive cost or contract acquisition cost. The second tranche of 29,098,260 Amazon Warrant Shares will vest in four installments of 7,274,565 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Amazon Warrant Shares will be $1.1893 per share. After Amazon has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Amazon Warrant Shares will vest in eight installments of 2,546,098 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Amazon Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant Shares are exercisable through April 4, 2027.

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

At September 30, 2018 and December 31, 2017, 13,094,217 of the Amazon Warrant Shares have vested.  The amount of provision for common stock warrants recorded as a reduction of revenue during the three months ended September 30, 2018 and 2017 was $1.8 million and $14.2 million, respectively.  The amount of provision for common stock warrants recorded as a reduction of revenue during the nine months ended September 30, 2018 and 2017 was $7.1 million and $16.1 million, respectively.

Wal-Mart Stores, Inc.

On July 20, 2017, the Company and Walmart entered into a Transaction Agreement (the “Walmart Transaction Agreement”), pursuant to which the Company agreed to issue to Walmart a warrant to acquire up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events (the “Walmart Warrant Shares”). The Company and

Walmart entered into the Walmart Transaction Agreement in connection with existing commercial agreements between the Company and Walmart with respect to the deployment of the Company’s GenKey fuel cell technology across various Walmart distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the warrant shares, is linked to payments made by Walmart or its affiliates (directly or indirectly through third parties) pursuant to transactions entered into after January 1, 2017 under existing commercial agreements.

The majority of the Walmart Warrant Shares will vest based on Walmart’s payment of up to $600.0 million to the Company in connection with Walmart’s purchase of goods and services from the Company. The first tranche of 5,819,652 Walmart Warrant Shares vested upon the execution of the Walmart Transaction Agreement.  Accordingly, $10.9 million, the fair value of the first tranche of Walmart Warrant Shares, was recorded as a provision for common stock warrants and presented as a reduction to revenue on the unaudited interim consolidated statements of operations during 2017. The second tranche of 29,098,260 Walmart Warrant Shares will vest in four installments of 7,274,565 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Walmart Warrant Shares will be $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Walmart Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Walmart Warrant Shares, provided that, with limited exceptions, the exercise price for the third tranche will be no lower than $1.1893. The Walmart Warrant Shares are exercisable through July 20, 2027.

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

Because the Walmart Warrant Shares contain performance criteria (i.e. aggregate purchase levels), which Walmart must achieve for the Walmart Warrant Shares to vest, as detailed above, the final measurement date for the Walmart Warrant Shares is the date on which the Walmart Warrant Shares vest. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of Walmart Warrant Shares is being recorded as a reduction to revenue and an addition to additional paid-in capital based on the projected number of Walmart Warrant Shares expected to vest, the proportion of purchases by Walmart and its affiliates within the period relative to the aggregate purchase levels required for the Walmart Warrant Shares to vest and the then-current fair value of the related Walmart Warrant Shares. To the extent that projections change in the future as to the number of Walmart Warrant Shares that will vest, as well as changes in the fair value of the Walmart Warrant Shares, a cumulative catch-up adjustment will be recorded in the period in which the estimates change. At September 30, 2018 and December 31, 2017, 5,819,652 of the Walmart Warrant Shares have vested.  The amount of provision for common stock warrants recorded as a reduction to revenue during the three months ended September 30, 2018 and 2017 was $0.4 million and $11.8 million, respectively. The amount of provision for common stock warrants recorded as a reduction to revenue during the nine months ended September 30, 2018 and 2017 was $0.9 million and $11.8 million, respectively.

12. Revenue

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line and timing of revenue recognition (in thousands):

Major products/services lines	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales of fuel cell systems	$21,595	$28,427	$40,948	$35,190
Sale of hydrogen installations and other infrastructure	15,073	9,633	25,153	12,717
Services performed on fuel cell systems and related infrastructure	5,156	2,217	16,330	10,496
Power Purchase Agreements	5,555	(1,663)	16,365	7,593
Fuel delivered to customers	5,786	(4,149)	16,016	2,782
Other	—	128	—	279
Net revenue	$53,165	$34,593	$114,812	$69,057

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable	$24,721	$15,331
Contract assets	7,727	9,316
Contract liabilities	39,605	35,171

The contract assets relate to the Company’s rights to consideration for work completed but not billed. These amounts are included within prepaid expenses and other current assets on the accompanying unaudited interim consolidated balance sheet.

The contract liabilities relate to the advance consideration received from customers for services that will be recognized over time (primarily fuel cell and related infrastructure services). These amounts are included within deferred revenue on the accompanying unaudited interim consolidated interim balance sheet.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets	Nine months ended
September 30, 2018
Transferred to receivables from contract assets recognized at the beginning of the period	$(6,032)
Revenue recognized and not billed as of the end of the period	4,443
Net change in contract assets	$(1,589)

Contract liabilities	Nine months ended
September 30, 2018
Revenue recognized that was included in the contract liability balance as the beginning of the period	$7,882
Increases due to cash received, net of amounts recognized as revenue during the period	(12,316)
Net change in contract liabilities	$(4,434)

Estimated future revenue

The following table includes estimated revenue expected to be recognized in the future (sales of fuel cell systems and hydrogen installations are expected to be recognized as revenue within one year; sales of services and PPAs are expected to be recognized as revenue over five to seven years) related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period, excluding provision for common stock warrants as it is not readily estimable as it depends on the valuation of the common stock warrants when revenue is recognized (in thousands):

	September 30, 2018	December 31, 2017
Sales of fuel cell systems	$21,029	$26,298
Sale of hydrogen installations and other infrastructure	6,705	15,512
Services performed on fuel cell systems and related infrastructure	75,416	77,453
Power Purchase Agreements	114,757	130,042
Total estimated future revenue	$217,907	$249,305

Contract costs

Contract costs consists of capitalized commission fees and other expenses related to obtaining or fulfilling a contract.

Capitalized contract costs at September 30, 2018 and December 31, 2017 were $0.1 million and zero, respectively. Expense related to the amortization of capitalized contract costs was not significant for the three or nine months ended September 30, 2018.

13.  Income Taxes

The Company recognized an income tax benefit for the three and nine months ended September 30, 2018 of $1.7 million and $7.6 million, respectively, as a result of the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized a benefit for current losses as a result of an entry to additional paid-in capital related to the issuance of the Convertible Senior Notes discussed in Note 8. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

The remaining net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

14.  Fair Value Measurements

Convertible Senior Notes

The fair value of the Convertible Senior Notes was $60.6 million on issuance.  The fair value was determined based on Level 3 inputs, including assumed volatility of 45.0%.  The Company carries the Convertible Senior Notes at face value less an unamortized discount on its unaudited interim consolidated balance sheet, and presents the fair value for required disclosure purposes only.  At September 30, 2018, the carrying value of the Convertible Senior Notes, excluding unamortized debt issue costs, approximates the fair value.  For further information on the Convertible Senior Notes (see Note 8).

Derivative Liabilities

The Company’s common stock warrant liability represents the only asset or liability classified financial instrument measured at fair value on a recurring basis in the unaudited interim consolidated balance sheet.  The fair value measurement is determined by using Level 3 inputs due to the lack of active and observable markets that can be used to price identical assets.  Level 3 inputs are unobservable inputs and should be used to determine fair value only when observable inputs are not available.  Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

Fair value of the common stock warrant liability is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

The Company used the following assumptions for its liability-classified common stock warrants:

Nine months ended
	September 30, 2018	September 30, 2017
Risk-free interest rate	1.64% - 2.56%	1.01% - 2.01%
Volatility	18.40% - 81.69%	62.0% - 108.77%
Expected average term	0.01 - 1.53	0.39 - 5.23

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

The following table shows the activity in the common stock warrant liability (in thousands):

	Nine months ended
	September 30, 2018	September 30, 2017
Beginning of period	$4,391	$11,387
Change in fair value of common stock warrants	(3,308)	16,454
Issuance of common stock warrants	—	4,905
Exercise of common stock warrants	—	(27,089)
End of period	$1,083	$5,657

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

The Company used the following assumptions for its equity-classified common stock warrants:

Nine months ended
	September 30, 2018	September 30, 2017
Risk-free interest rate	2.72% - 2.99%	2.30% - 2.36%
Volatility	75.00% - 85.00%	85.00% - 90.00%
Expected average term	8.51 - 9.30	9.51 - 10.00

The Monte Carlo pricing models used in the determination of the fair value of the equity-classified warrants also incorporate assumptions involving future revenues associated with Amazon and Walmart, and related timing.

The following table represents the fair value per warrant on the execution date of the transaction agreements and as of September 30, 2018:

	Amazon Warrant Shares	Walmart Warrant Shares
Issuance date - first tranche	$1.15	$1.88
As of vesting date - second tranche, first installment	2.16	—
As of period end - second tranche	1.55	1.45

15.  Commitments and Contingencies

Operating Leases – as Lessor

As of September 30, 2018, the Company has several noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next six to seven years. Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2018 are (in thousands):

Remainder of 2018	$6,675
2019	26,569
2020	24,839
2021	20,117
2022	11,340
2023 and thereafter	13,594
Total future minimum lease payments	$103,134

Operating Leases – as Lessee

As of September 30, 2018, the Company has several noncancelable operating leases (as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also Note 1) as summarized below.  These leases expire over the next six to seven years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

 Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2018 are (in thousands):

Remainder of 2018	$4,754
2019	17,675
2020	16,304
2021	11,562
2022	6,110
2023 and thereafter	11,472
Total future minimum lease payments	67,877
Less imputed lease interest	(15,929)
Total lease liabilities	$51,948

Rental expense for all operating leases was $3.9  million and $3.4  million for the three months ended September 30, 2018 and 2017, respectively.  Rental expense for all operating leases was $11.0 million and $10.0 million for the nine months ended September 30, 2018 and 2017, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $6.8 million for the three and nine months ended September 30, 2018.

Right of use assets obtained in exchange for new operating lease liabilities were $21.7 million and $23.9 million for three and nine months ended September 30, 2018, respectively.

At September 30, 2018 and December 31, 2017, security deposits associated with sale/leaseback transactions were $5.5 million and $8.3 million, respectively and are included in other assets on the unaudited interim consolidated balance sheet.

Other information related to the operating leases are presented in the following table.

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Cash payments	$3,994	$10,617
Weighted average remaining lease term (years)	4.04	4.12
Weighted average discount rate	12.0%	12.0%

The Company has received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at September 30, 2018 and December 31, 2017 is $21.3 million and $10.4 million, respectively.  The amount is amortized using the effective interest method. The fair value of this finance obligation approximates the carrying value as of September 30, 2018.

Finance Leases – As Lessee

During the three and nine months ended September 30, 2018, the Company entered into sale/leaseback transactions, which were accounted for as finance leases and reported as part of finance obligations on the Company’s unaudited interim consolidated balance sheet.  In June 2018, the timing and amount of the lease payments from certain previous sale/leaseback transactions were amended to extend the due date. The outstanding balance of finance obligations related to sale/leaseback transactions at September 30, 2018 was $59.5 million.  The fair value of the finance obligation approximates the carrying value as of  September 30, 2018.

Future minimum lease payments under noncancelable finance leases related to sale/leaseback transactions (with initial or remaining lease terms in excess of one year) as of September 30, 2018 are (in thousands):

Remainder of 2018	$8,889
2019	30,030
2020	6,042
2021	6,042
2022	4,296
2023 and thereafter	17,025
Total future minimum lease payments	72,324
Less imputed lease interest	(12,811)
Total lease liabilities	$59,513

Finance lease costs include amortization of the right of use assets (i.e. depreciation expense) and interest of lease liabilities (i.e. interest and other expense, net in the unaudited interim consolidated statement of operations). Finance lease costs for the three and nine months ended September 30, 2018, respectively are (in thousands):

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Amortization of right of use asset	$2,193	$6,776
Interest on finance obligations	1,837	4,781
Total finance lease cost	$4,030	$11,557

Right of use assets obtained in exchange for new finance lease liabilities were zero and $0.2 million for three and nine months ended September 30, 2018, respectively.

The Company has a finance lease associated with its property and equipment in Latham, New York.  Liabilities relating to this agreement of $2.5 million and $2.4 million have been recorded as a finance obligation, in the accompanying unaudited interim consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively.  The fair value of this finance obligation approximates the carrying value as of September 30, 2018.

Other information related to the finance leases are presented in the following table.

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Cash payments	$6,986	$26,392
Weighted average remaining lease term (years)	3.02	3.56
Weighted average discount rate	11.2%	11.1%

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $48.2 million at September 30, 2018 is required to be restricted as security and will be released over the lease term. The Company has additional letters of credit backed by security deposits as disclosed in the Operating Leases section above.

The Company also has letters of credit in the aggregate amount of $0.5 million at September 30, 2018 associated with a finance obligation from the sale/leaseback of its building. Cash collateralizing this letter of credit is also considered restricted cash.

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

At September 30, 2018, two customers comprise approximately 75.3% of the total accounts receivable balance.  At December 31, 2017, three customers comprised approximately 59.0% of the total accounts receivable balance.

For the nine months ended September 30, 2018, 61.9% of total consolidated revenues were associated primarily with two customers, respectively. For the nine months ended September 30, 2017, 66.3% of total consolidated revenues were associated primarily with two customers.

16. Subsequent Events

In November 2018, the Company completed a private placement to certain accredited investors of an aggregate of 35,000 shares of the Company’s Series E Convertible Preferred Stock, par value $0.01 per share (Series E Preferred Stock) The net proceeds to the Company were approximately $31.0 million after deducting placement agent fees and expenses payable by the Company. The Series E Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $2.31 per share. The Company is required to redeem the Series E Preferred Stock for cash (or, subject to certain conditions, at the Company’s option, in common stock or a combination of cash and common stock) in thirteen monthly installments of $2.693 million each from May 2019 through May 2020. Common stock used for redemptions will generally be valued based on a discounted volume weighted average price formula.

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

Overview

Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen and fuel cell systems used primarily for the electric mobility and stationary power markets.  As part of the global drive to electrification, the Company has recently leveraged product proven in the material handling vehicle space to enter new, adjacent, electric vehicle markets, specifically electric delivery vans.

We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from hydrocarbon fuels such as liquid petroleum gas (LPG), propane, methanol, ethanol, gasoline or biofuels. The Company develops complete hydrogen generation, delivery, storage and refueling solutions for customer locations. Currently the Company obtains the majority of its hydrogen by purchasing it from fuel suppliers for resale to customers.

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

Recent Developments

In November 2018, the Company completed a private placement to certain accredited investors of an aggregate of 35,000 shares of the Company’s Series E Convertible Preferred Stock, par value $0.01 per share (Series E Preferred Stock) The net proceeds to the Company were approximately $31.0 million after deducting placement agent fees and expenses payable by the Company. The Series E Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $2.31 per share. The Company is required to redeem the Series E Preferred Stock for cash (or, subject to certain conditions, at the Company’s option, in common stock or a combination of cash and common stock) in thirteen monthly installments of $2.693 million each from May 2019 through May 2020. Common stock used for redemptions will generally be valued based on a discounted volume weighted average price formula.

Results of Operations

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

In the third quarter of 2018, it was determined that the presentation in the consolidated statements of operations of certain service arrangements and the amortization of the associated finance obligations had not been appropriately accounted for resulting in an overstatement of our revenue and cost of revenue.  This presentation resulted in a gross up of these line items and had no impact on gross profit (loss) or net loss.  The Company corrected the 2017 unaudited interim consolidated financial statements to be consistent with the current period presentation and will correct comparable financial information in future filings. The amount reclassified from revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for the three and nine months ended September 30, 2017 was $0.8 million and $2.3 million, respectively.  The amount reclassified from cost of revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for the three and nine months ended September 30, 2017 was $1.2 million and $2.7 million, respectively. The Company does not consider the impact of the prior period correction to be material to the prior period consolidated financial statements.

In 2017, in separate transactions, the Company issued to each of Amazon.com, Inc. (“Amazon”) and Wal-Mart Stores, Inc. (“Walmart”) warrants to purchase shares of the Company’s common stock.  The Company records a portion of the estimated fair value of the warrants as a reduction of revenue based upon the projected number of shares of common stock expected to vest under the warrants, the proportion of purchases by Amazon, Walmart and their affiliates within the period relative to the aggregate purchase levels required for vesting of the respective warrants, and the then-current fair value of the warrants.  Beginning in September 2018, the provision for common stock warrants is allocated based on estimated contractual cash flows by revenue stream.  Prior period amounts have been reclassified to be consistent with current period presentation. The amount of provision for common stock warrants recorded as a reduction of revenue during the three months and nine months ended September 30, 2018 and 2017, respectively is shown in the table below (in thousands):

	Three Months Ended	Nine months ended
	September 30,	September 30,
For the period ended September 30, 2018:
Sales of fuel cell systems and related infrastructure	$878	$3,525
Services performed on fuel cell systems and related infrastructure	352	1,410
Power Purchase Agreements	221	529
Fuel delivered to customers	675	2,468
Total	$2,126	$7,932
For the period ended September 30, 2017:
Sales of fuel cell systems and related infrastructure	$7,119	$8,029
Services performed on fuel cell systems and related infrastructure	2,848	3,212
Power Purchase Agreements	7,091	7,091
Fuel delivered to customers	8,999	9,545
Total	$26,057	$27,877

Revenue, cost of revenue, gross profit (loss) and gross margin for the three and nine months ended September 30, 2018 and 2017, were as follows (in thousands):

	Three Months Ended				Nine months ended
	September 30,				September 30,
	Net	Cost of	Gross	Gross	Net	Cost of	Gross	Gross
	Revenue	Revenue	Profit(Loss)	Margin	Revenue	Revenue	Profit(Loss)	Margin
For the period ended September 30, 2018:
Sales of fuel cell systems and related infrastructure	$36,668	$27,428	$9,240	25.2%	$66,101	$52,927	$13,174	19.9%
Services performed on fuel cell systems and related infrastructure	5,156	5,302	(146)	(2.8)%	16,330	17,139	(809)	(5.0)%
Power Purchase Agreements	5,555	8,767	(3,212)	(57.8)%	16,365	27,055	(10,690)	(65.3)%
Fuel delivered to customers	5,786	7,259	(1,473)	(25.5)%	16,016	19,576	(3,560)	(22.2)%
Total	$53,165	$48,756	$4,409	8.3%	$114,812	$116,697	$(1,885)	(1.6)%
For the period ended September 30, 2017:
Sales of fuel cell systems and related infrastructure	$38,060	$35,671	$2,389	6.3%	$47,907	$44,398	$3,509	7.3%
Services performed on fuel cell systems and related infrastructure	2,217	4,531	(2,314)	(104.4)%	10,496	14,684	(4,188)	(39.9)%
Power Purchase Agreements	(1,663)	7,853	(9,516)	572.2%	7,593	21,844	(14,251)	(187.7)%
Fuel delivered to customers	(4,149)	5,810	(9,959)	240.0%	2,782	15,262	(12,480)	(448.6)%
Other	128	138	(10)	(7.8)%	279	301	(22)	(7.9)%
Total	$34,593	$54,003	$(19,410)	(56.1)%	$69,057	$96,489	$(27,432)	(39.7)%

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2018 decreased  $1.4 million, or 3.7%, to $36.7 million from $38.1 million for the three months ended September 30, 2017. Included within revenue was provision for common stock warrants of $0.9 million and $7.1 million for the three months ended September 30, 2018 and 2017, respectively, positively impacting the change in revenue. In addition, the main drivers for the decrease in revenue were decreases in GenDrive deployment volume and infrastructure sites. There were 1,400 units recognized as revenue during the three months ended September 30, 2018, compared to 2,239 for the three months ended September 30, 2017. Seven hydrogen installations during the three months ended September 30, 2018, were recognized as revenue, compared to eight during the three months ended September 30, 2017. Included in revenue for the three months ended September 30, 2018 were 767 units and four sites associated with sale/leaseback transactions accounted for as operating leases.

Revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2018 increased $18.2 million, or 38.0%, to $66.1 million from $47.9 million for the nine months ended September 30, 2017. Included within revenue was provision for common stock warrants of $3.5 million and $8.0 million for the nine months ended September 30, 2018 and 2017, respectively, positively impacting the change in revenue. In addition, the main drivers for the increase in revenue were better pricing and class mix, as well as increases in sales of infrastructure.  There were 2,526 units recognized as revenue during the nine months ended September 30, 2018, consistent with 2,580 for the nine months ended September 30, 2017.  Eleven hydrogen installations during the nine months ended September 30, 2018 were recognized as revenue, compared to ten during the nine months ended September 30, 2017. Included in revenue for the nine months ended September 30, 2018 were 767 units and four sites associated with sale/leaseback transactions accounted for as operating leases.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.  At September 30, 2018, there were 10,139 fuel cell units and 51 hydrogen installations under extended maintenance contracts, an increase from 8,516 fuel cell units and 40 hydrogen installations at September 30, 2017, respectively.

Revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2018 increased $2.9 million, or 132.6%, to $5.2 million from $2.2 million for the three months ended September 30, 2017. Included within revenue was provision for common stock warrants of $0.4 million and $2.8 million for the three months ended September 30, 2018 and 2017, respectively, positively impacting the change in revenue. In addition,  the increase in service revenues was due to the increase in units under service contracts.  The average number of units under extended maintenance contracts during the three months ended September 30, 2018 was 10,040, compared to 7,567 during the three months ended September 30, 2017.  This 32.7% increase in average units serviced throughout the three months is directionally consistent with the increase in revenue, as compared to the prior year period, as well as pricing mix.

Revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2018 increased $5.8 million, or 55.6%, to $16.3 million from $10.5 million for the nine months ended September 30, 2017. Included within revenue was provision for common stock warrants of $1.4 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively, positively impacting the change in revenue. In addition,  the increase in service revenues was due to the increase in units under service contracts.  The average number of units under extended maintenance contracts during the nine months ended September 30, 2018 was 9,706, compared to 7,266 during the nine months ended September 30, 2017.  This 33.6% increase in average units serviced throughout the nine months corresponds with the increase in revenue, as compared to the prior year period.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  The equipment and service can be associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can retain the equipment as leased property and provide it to customers under PPAs.  At September 30, 2018, there were 35 GenKey sites associated with PPAs, as compared to 30 at September 30, 2017.

Revenue from PPAs for the three months ended September 30, 2018 increased $7.2 million, or 434.1%, to $5.6 million from $(1.7) million for the three months ended September 30, 2017. Included within revenue was provision for common stock warrants of $0.2 million and $7.1 million for the three months ended September 30, 2018 and 2017, respectively, positively impacting the change in revenue. In addition, the increase is due to the increased number of sites the Company has deployed under these types of arrangements. The average number of sites under PPA arrangements was 35 in the third quarter of 2018, as compared to 29 in  the three months ended September 30, 2017.  This 20.7% increase in average sites under PPAs throughout the three months corresponds with the increase in revenue, as compared to the prior year period.

Revenue from PPAs for the nine months ended September 30, 2018 increased $8.8 million, or 115.5%, to $16.4 million from $7.6 million for the nine months ended September 30, 2017. Included within revenue was provision for common stock warrants of $0.5 million and $7.1 million for the nine months ended September 30, 2018 and 2017, respectively, positively impacting the change in revenue. In addition, the increase is due to the increased number of sites the Company has deployed with these types of arrangements. The average number of sites under PPA arrangements was 34 for the nine months ended September 30, 2018, as compared to 28 for the nine months ended September 30, 2017.  This 21.4% increase in average sites under PPAs throughout the nine months corresponds with the increase in revenue, as compared to the prior year period.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen, which is then sold to its customers.  At September 30, 2018, there were 71 sites associated with fuel contracts, as compared to 55 at September 30, 2017.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Revenue associated with fuel delivered to customers for the three months ended September 30, 2018 increased $9.9 million, or 239.5%, to $5.8 million from $(4.2) million for the three months ended September 30, 2017. Included within revenue was provision  for common stock warrants of $0.7 million and $9.0 million for the three months ended September 30, 2018 and 2017, respectively, positively impacting the change in revenue. In addition, the increase in revenue is due to an increase in sites taking fuel deliveries in 2018, compared to 2017, as well as increases in fuel prices.  The average number of sites receiving fuel deliveries was 69 during the three months ended September 30, 2018, as compared to 51 during the three months ended September 30, 2017.  This 35.3% increase in average sites with molecule delivery throughout the three months corresponds with the increase in price and revenue, as compared to the prior year period.

 Revenue associated with fuel delivered to customers for the nine months ended September 30, 2018 increased $13.2 million, or 475.7%, to $16.0 million from $2.8 million for the nine months ended September 30, 2017.  Included within revenue was provision for common stock warrants of $2.5 million and $9.5 million for the nine months ended September 30, 2018 and 2017, respectively, positively impacting the change in revenue. In addition, the increase in revenue is due to an increase in sites taking fuel deliveries in 2018, compared to 2017, as well as increases in fuel prices.  The average number of sites receiving fuel deliveries was 66 during the nine months ended September 30, 2018, as compared to 48 during the nine months ended September 30, 2017.  This 37.5% increase in average sites with molecule delivery throughout the nine months plus the impact of price increases corresponds to the increases in revenue, as compared to the prior year period.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2018 decreased 23.1%, or $8.2 million, compared to the three months ended September 30, 2017, driven by the previously stated decrease in the number of GenDrive deployment volume.  Gross margin generated from sales of fuel cell systems and related infrastructure improved to 25.2% for the three months ended September 30, 2018, compared to 6.3% for the three months ended September 30, 2017. The provision for common stock warrants effectively equated to a discount of 2.3% for the three months ended September 30, 2018 compared to 15.8% for the three months ended September 30, 2017. In addition, the improvement was due to lower material costs and better pricing.

Cost of revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2018 increased 19.2%, or $8.5 million, compared to the nine months ended September 30, 2017, driven by the previously stated consistent number of GenDrive deployment volume and infrastructure sites recognized as revenue.  Gross margin generated from sales of fuel cell systems and related infrastructure improved to 19.9% for the nine months ended September 30, 2018, compared  to 7.3% for the nine months ended September 30, 2017.  The provision for common stock warrants effectively equated to a discount of 5.1% for the nine months ended September 30, 2018 compared to 14.4% for the nine months ended September 30, 2017. In addition, the improvement was due to lower material costs and previously stated higher deployment volume.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts.  At September 30, 2018, there were 10,139 fuel cell units and 51 hydrogen installations under extended maintenance contracts, an increase from 8,516 fuel cell units and 40 hydrogen installations at September 30, 2017, respectively.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2018 increased 17.0%, or $0.8 million, to $5.3 million, compared to the three months ended September 30,  2017 of $4.5 million.  Gross margin improved to (2.8)% for the three months ended September 30, 2018, compared to (104.4)% for the three months ended September 30, 2017.  The provision for common stock warrants effectively equated to a discount of 6.4% for the three months ended September 30, 2018 compared to 56.2% for the three months ended September 30, 2017. In addition, the improvement in gross margin is due to reductions in costs from changes in product configuration, and improved leverage as the number of units in the field increases.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2018 increased 16.7%, or $2.5 million, to $17.1 million, compared to the nine months ended September 30, 2017 of $14.7 million due to the increase in the number of units under these service agreements.  Gross margin improved to (5.0)% for the nine months ended September 30, 2018, from (39.9)% for the nine months ended September 30, 2017. The provision for common stock warrants effectively equated to a discount of 7.9% for the nine months ended September 30, 2018 compared to 23.4% for the nine months ended September 30, 2017. In addition, the improvement in gross margin is due to reductions in costs from changes in product configuration, and improved leverage as the number of units in the field increases.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for leased equipment and service used to fulfill the PPAs, and depreciation of leased property.  Leased units are associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.  At September 30, 2018, there were 35 GenKey sites associated with PPAs, as compared to 30 at September 30, 2017.

Cost of revenue from PPAs for the three months ended September 30, 2018 increased $0.9 million, or 11.6%, to $8.8 million from $7.9 million for the three months ended September 30, 2017. The increase was a result of the increase in the number of customer sites under these agreements. Gross margin was  (57.8)% for the three months ended September 30, 2018, as compared to 572.3% for the three months ended September 30, 2017. The provision for common stock warrants effectively equated to a discount of 3.8% for the three months ended September 30, 2018 compared to 130.6% for the three months ended September 30, 2017. Excluding the effect of the discount, margin was relatively consistent at (51.8)% and (44.7)% for the three months ended September 2018 and 2017, respectively.

Cost of revenue from PPAs for the nine months ended September 30, 2018 increased $5.2 million, or 23.9%, to $27.1 million from $21.8 million for the nine months ended September 30, 2017. The increase was a result of the increase in the number of customer sites party to these agreements. Gross margin was (65.3)% for the nine months ended September 30, 2018, as compared to (187.7)% for the nine months ended September 30, 2017. The provision for common stock warrants effectively equated to a discount of 3.1% for the nine months ended September 30, 2018 compared to 48.3% for the nine months ended September 30, 2017. Excluding the effect of the discount, margin was relatively consistent at (60.1)% and (48.8)% for the nine months ended September 2018 and 2017, respectively.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen and separately sells to its customers when delivered or dispensed.  At September 30, 2018, there were 71 sites associated with fuel contracts, as compared to 55 at September 30, 2017.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Cost of revenue from fuel delivered to customers for the three months ended September 30, 2018 increased $1.4 million, or 24.9%, to $7.3 million from $5.8 million for the three months ended September 30, 2017.  Gross margin changed to (25.4)% during the three months ended September 30, 2018, compared to 240.0% during the three months ended September 30, 2017 due to pricing mix and improvements in efficiencies from changes in system design.  The provision for common stock warrants effectively equated to a discount of 10.4% for the three months ended September 30, 2018 compared to 185.5% for the three months ended September 30, 2017. In addition, the improvement was due to higher volume of liquid hydrogen delivered to customer sites, as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs.

Cost of revenue from fuel delivered to customers for the nine months ended September 30, 2018 increased $4.3 million, or 28.3%, to $19.6 million from $15.3 million for the nine months ended September 30, 2017.  Gross margin percent improved to (22.2)% during the nine months ended September 30, 2018, compared to (448.6)% during the nine months ended September 30, 2017 due to pricing mix and improvements in efficiencies from changes in system design. The provision for common stock warrants effectively equated to a discount of 13.4% for the nine months ended September 30, 2018 compared to 77.4% for the nine months ended September 30, 2017. In addition, the increase is due primarily to higher volume of liquid hydrogen delivered to customer sites, as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs.

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

Research and development expense for the three months ended September 30, 2018 increased $1.0 million, or 13.0%, to $8.4 million, from $7.4 million for the three months ended September 30, 2017.  The increase was primarily related to an increase in programs associated with improving product reliability to reduce ongoing service costs.

Research and development expense for the nine months ended September 30, 2018 increased $5.4 million, or 27.0%, to $25.5 million, from $20.1 million for the nine months ended September 30, 2017.  The increase was primarily related to an increase in programs associated with improving product reliability to reduce ongoing service costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2018, decreased $0.9 million, or 8.4%, to $8.7 million from $9.5 million for the three months ended September 30, 2017.  This decrease is primarily due to decreases in stock-based compensation and sales-based incentives.

Selling, general and administrative expenses for the nine months ended September 30, 2018, decreased $7.4 million, or 20.2%, to $29.2 million from $36.6 million for the nine months ended September 30, 2017.  This decrease is primarily due to warrant related charges in 2017 of $7.1 million that did not recur and decreases in salaries, benefits, incentive compensation and other bonuses, due to a reduction in headcount, offset by costs associated with investigating an accident at a customer site of $2.6 million.

Interest and other expense, net. Interest and other expense, net consists of interest and other expenses related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations, as well as foreign currency exchange losses, offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, foreign currency exchange gains and other income. The Company has a series of finance leases with Generate Lending LLC and Wells Fargo and a loan and security agreement with NY Green Bank.  In March of 2018, the Company issued convertible senior notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

Net interest and other expense for the three months ended September 30, 2018 increased $3.6 million, or 133.2%, as compared to the three months ended September 30, 2017. The increase results from the increase in interest bearing liabilities and includes the amortization of the discount on convertible senior notes, which has increased the average effective rate.

Net interest and other expense for the nine months ended September 30, 2018 increased $8.5 million, or 119.2%, as compared to the nine months ended September 30, 2017. The increase results from the interest-bearing liabilities and includes the amortization of the discount on convertible senior notes.

Change in fair value of common stock warrant liability. The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three months ended September 30, 2018 resulted in a decrease in the associated warrant liability of $1.7 million as compared to an increase of $1.9 million for the three months ended September 30, 2017.  These variances are primarily due to changes in the average remaining term, the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

The change in fair value of common stock warrant liability for the nine months ended September 30, 2018 resulted in a decrease in the associated warrant liability of $3.3 million as compared to an increase of $16.5 million for the nine months ended September 30, 2017.  These variances are primarily due to changes in the average remaining term, the Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model.

Income taxes. The Company recognized an income tax benefit in the three and nine months ended September 30, 2018 of $1.7 million and $7.6 million, respectively, as a result of the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized a benefit for current losses as a result of an entry to additional paid-in capital related to the issuance of the Convertible Senior Notes. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $61.3 million for the nine months ended September 30, 2018 and $130.2 million, $57.6 million, and $55.8 million for the years ended December 31, 2017, 2016, and 2015, respectively, and had an accumulated deficit of $1.2 billion at September 30, 2018.

During the nine months ended September 30, 2018, cash used in operating activities was $41.6 million, consisting of a net loss attributable to the Company of $61.3 million, offset by net inflows from fluctuations in working capital and other assets and liabilities of $1.9 million, and by the impact of non-cash charges/gains of $17.7 million. The changes in working capital were related to decreases in inventory, prepaid expenses and other current assets and an increase in deferred revenue offset by an increase in accounts receivable and a decrease in accounts payable, accrued expenses and other liabilities. As of September 30, 2018, we had cash and cash equivalents of $13.8 million and net working capital of $6.7 million. By comparison, at December 31, 2017, we had cash and cash equivalents of $24.8 million and net working capital of $3.9 million.

Net cash used in investing activities for the nine months ended September 30, 2018, totaled $17.5 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the nine months ended September 30, 2018 totaled $53.2 million and primarily resulted from net proceeds of $52.4 million from the issuance of Convertible Senior Notes, net of purchases of a capped call and a common stock forward, and a $7.8 million increase in finance obligations, offset by $11.9 million of principal payments on long-term debt.

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

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions, and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  In connection with certain operating leases, the financial institutions required the Company to maintain cash balances in restricted accounts securing the Company’s lease obligations. Cash received from customers under the PPAs is used to make lease payments. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements was $53.5 million, which have been partially secured with restricted cash and pledged service escrows.

Commencing in the third quarter of 2018, the Company has an amended and restated master lease agreement with Wells Fargo (Wells Fargo MLA) to finance the Company’s commercial transactions with Wal-Mart Stores, Inc. (Walmart).  Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites under lease agreements with Walmart. The total remaining lease payments to Wells Fargo was $51.9 million at September 30, 2018. Transactions completed in the three months ended September 30, 2018 were accounted for as operating leases and therefore recognized as revenue. In connection with the Wells Fargo MLA, the Company has a customer guarantee for a majority of the transaction. The Wells Fargo MLA requires a letter of credit for the unguaranteed portion.

In November 2018, the Company completed a private placement of an aggregate of 35,000 shares of the Company’s Series E Convertible Preferred Stock, par value $0.01 per share (Series E Preferred Stock) resulting in net proceeds of approximately $31.0 million.

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

Several key indicators of liquidity are summarized in the following table (in thousands):

	Nine months	Year
	ended or at	ended or at
	September 30, 2018	December 31, 2017
Cash and cash equivalents at end of period	$13,825	$24,828
Restricted cash at end of period	48,227	43,227
Working capital at end of period	6,732	3,886
Net loss attributable to common shareholders	61,307	130,178
Net cash used in operating activities	41,642	60,182
Purchases of property, plant and equipment and leased property	16,649	44,363
Net cash provided by financing activities	53,216	71,616

Long-Term Debt

On December 23, 2016, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc. entered into a loan and security agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank), pursuant to which NY Green Bank made available to the Company a secured term loan facility in the amount of $25.0 million (Term Loan Facility), subject to certain terms and conditions.  The Company borrowed $25.0 million upon closing and incurred costs of $1.2 million.  On July 21, 2017, the Company and NY Green Bank entered into an amendment to the Term Loan Facility, which among other things, provided for an additional $20.0 million term loan, increasing the size of the total commitment to $45.0 million, amended the interest rate, prepayment penalty (for any prepayment in the calendar year 2017 or 2018, a prepayment charge equal to 7.5% of the advance amount being prepaid will apply) and product deployment and employment targets.  As with the existing facility, the up-sized facility will be repaid primarily as the Company’s various restricted cash balances are released over the term of the facility. During the year ended December 31, 2017, the Company borrowed the additional $20.0 million of working capital financing and incurred closing costs of $0.5 million. In June 2018, the timing and amount of the remaining principal payments were modified. At September 30, 2018 and December 31, 2017, the outstanding principal balance under the Term Loan Facility was $21.2 million and $32.8 million, respectively.  The fair value of the Term Loan Facility approximates the carrying value as of September 30, 2018 and December 31, 2017, due to the variable interest rate of the Term Loan Facility.

Advances under the Term Loan Facility bear interest at a rate equal to the sum of the LIBOR rate for the applicable interest period, plus applicable margin of 9.5%. The interest rate at September 30, 2018 and 2017 was approximately 11.8% and 10.8%, respectively.  The term of the loan is three years, with a maturity date of December 23, 2019.  As of September 30, 2018, estimated remaining principal payments will be approximately $4.0 million for the remainder of 2018 and $17.2 million during the year ending 2019.  These payments will be funded in part by restricted cash released.

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

The total net proceeds from the Convertible Senior Notes were as follows:

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

1)

during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

2)

during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture governing the Convertible Senior Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the notes on each such trading day;

3)

if the Company calls any or all of the Convertible Senior Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

4)

upon the occurrence of certain specified corporate events, such as a beneficial owner acquiring more than 50% of the total voting power of the Company’s common stock, recapitalization of the Company, dissolution or liquidation of the Company, or the Company’s common stock ceases to be listed on an active market exchange.

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

The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest. Holders who convert their Convertible Senior Notes in connection with certain corporate events that constitute a “make-whole fundamental change” per the indenture governing the Convertible Senior Notes or in connection with a redemption will be, under certain circumstances, entitled to an increase in the conversion rate. In addition, if the Company undergoes a fundamental change prior to the maturity date, holders may require the Company to repurchase for cash all or a portion of its Convertible Senior Notes at a repurchase price equal to 100% of the principal amount of the repurchased Convertible Senior Notes, plus accrued and unpaid interest.

The Company may not redeem the Convertible Senior Notes prior to March 20, 2021.  The Company may redeem for cash all or any portion of the Convertible Senior Notes, at the Company’s option, on or after March 20, 2021 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the three trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component of approximately $58.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $37.7 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes. The difference between the principal amount of the Convertible Senior Notes and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes.  The effective interest rate is approximately 16.0%. The equity component of the Convertible Senior Notes is included in additional paid-in capital in the unaudited interim consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

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

The Convertible Senior Notes consists of the following at September 30, 2018 (in thousands):

Principal amounts:
Principal	$100,000
Unamortized debt discount (1)	(36,324)
Unamortized debt issuance costs (1)	(2,167)
Net carrying amount	$61,509
Carrying amount of the equity component (2)	$37,702

1)

Included in the unaudited interim consolidated balance sheet within Convertible Senior Notes, net and amortized over the remaining life of the Convertible senior notes using the effective interest rate method.

2)	Included in the unaudited interim consolidated balance sheet within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit of $7.6 million.

As of September 30, 2018, the remaining life of the Convertible Senior Notes is approximately 54 months.

Based on the closing price of the Company’s common stock of  $1.92 on September 30, 2018, the if-converted value of the Convertible Senior Notes was less than the principal amount.

Capped Call

In conjunction with the issuance of the Convertible Senior Notes, the Company entered into capped call options (“Capped Call”) on the Company’s common stock with certain counterparties at a price of $16.0 million. The net cost incurred in connection with the Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim consolidated balance sheet.

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

Common Stock Forward

In connection with the sale of the Convertible Senior Notes, the Company also entered into a forward stock purchase transaction (“Common Stock Forward”), pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

The net cost incurred in connection with the Common Stock Forward of $27.5 million has been recorded as an increase in treasury stock in the unaudited interim consolidated balance sheet.  The related shares were accounted for as a repurchase of common stock.

The fair values of the Capped Call and Common Stock Forward are not remeasured each reporting period.

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co., as sales agent (“FBR”), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million.  The Company has raised $27.9 million to date. Under the Sales Agreement, in no event shall the Company issue or sell through FBR such a number of shares that exceeds the number of shares or dollar amount of common stock registered. During the nine months ended September 30, 2018, the Company did not offer any shares pursuant to the Sales Agreement.

Operating Leases – As Lessor

As of September 30, 2018, the Company has several noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next six to seven years. Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2018 are (in thousands):

Remainder of 2018	$6,675
2019	26,569
2020	24,839
2021	20,117
2022	11,340
2023 and thereafter	13,594
Total future minimum lease payments	$103,134

Operating Leases – As Lessee

As of September 30, 2018, the Company has several noncancelable operating leases (as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash as summarized below.  These leases expire over the next six to seven years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

 Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2018 are (in thousands):

Remainder of 2018	$4,754
2019	17,675
2020	16,304
2021	11,562
2022	6,110
2023 and thereafter	11,472
Total future minimum lease payments	67,877
Less imputed lease interest	(15,929)
Total lease liabilities	$51,948

Rental expense for all operating leases was $3.9  million and $3.4  million for the three months ended September 30, 2018 and 2017, respectively.  Rental expense for all operating leases was $11.0 million and $10.0 million for the nine months ended September 30, 2018 and 2017, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $6.8 million for the three and nine months ended September 30, 2018.

Right of use assets obtained in exchange for new operating lease liabilities were $21.7 million and $23.9 million for three and nine months ended September 30, 2018, respectively.

At September 30, 2018 and December 31, 2017, security deposits associated with sale/leaseback transactions were $5.5 million and $8.3 million, respectively and are included in other assets on the unaudited interim consolidated balance sheet.

Other information related to the operating leases are presented in the following table.

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Cash payments	$3,994	$10,617
Weighted average remaining lease term (years)	4.04	4.12
Weighted average discount rate	12.0%	12.0%

The Company has received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at September 30, 2018 and December 31, 2017 is $21.3 million and $10.4 million, respectively.  The amount is amortized using the effective interest method. The fair value of this finance obligation approximates the carrying value as of September 30, 2018.

Finance Leases – As Lessee

During the three and nine months ended September 30, 2018, the Company entered into sale/leaseback transactions, which were accounted for as finance leases and reported as part of finance obligations on the Company’s unaudited interim consolidated balance sheet.  In June 2018, the timing and amount of the lease payments from certain previous sale/leaseback transactions were amended to extend the due date. The outstanding balance of finance obligations related to sale/leaseback transactions at September 30, 2018 was $59.5 million.  The fair value of the finance obligation approximates the carrying value as of  September 30, 2018.

Future minimum lease payments under noncancelable finance leases related to sale/leaseback transactions (with initial or remaining lease terms in excess of one year) as of September 30, 2018 are (in thousands):

Remainder of 2018	$8,889
2019	30,030
2020	6,042
2021	6,042
2022	4,296
2023 and thereafter	17,025
Total future minimum lease payments	72,324
Less imputed lease interest	(12,811)
Total lease liabilities	$59,513

Finance lease costs include amortization of the right of use assets (i.e. depreciation expense) and interest of lease liabilities (i.e interest and other expense, net in the unaudited interim consolidated statement of operations). Finance lease costs for the three and nine months ended September 30, 2018, respectively are (in thousands):

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Amortization of right of use asset	$2,193	$6,776
Interest on finance obligations	1,837	4,781
Total finance lease cost	$4,030	$11,557

Right of use assets obtained in exchange for new finance lease liabilities were zero and $0.2 million for three and nine months ended September 30, 2018, respectively.

The Company has a finance lease associated with its property and equipment in Latham, New York.  Liabilities relating to this agreement of $2.5 million and $2.4 million have been recorded as a finance obligation, in the accompanying unaudited consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively.  The fair value of this finance obligation approximates the carrying value as of September 30, 2018.

Other information related to the finance leases are presented in the following table.

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Cash payments	$6,986	$26,392
Weighted average remaining lease term (years)	3.02	3.56
Weighted average discount rate	11.2%	11.1%

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $48.2 million at September 30, 2018 is required to be restricted as security and will be released over the lease term. The Company has additional letters of credit backed by security deposits as disclosed in the Operating Leases section above.

The Company also has letters of credit in the aggregate amount of $0.5 million at September 30, 2018 associated with a finance obligation from the sale/leaseback of its building. Cash collateralizing this letter of credit is also considered restricted cash.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition for multiple element arrangements, bad debts, inventories, intangible assets, valuation of long-lived assets, accrual for loss contracts on service, operating and finance leases, product warranty reserves, unbilled revenue, common stock warrants, income taxes, stock-based compensation, contingencies, and purchase accounting. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2018, the Company early adopted ASC Topic 842, Leases (ASC Topic 842), as amended effective January 1, 2018 and elected the available practical expedients. The adoption of ASU 2016-02 had an insignificant impact on the Company’s unaudited interim consolidated statements of operations. The most significant impact was the recognition of right of use assets and finance obligations for operating leases on the unaudited interim consolidated balance sheet, as well as expanded disclosures. The table below summarizes the impact of this initial adoption to the unaudited interim consolidated balance sheet as of January 1, 2018 (in thousands). In addition, the consolidated statement of operations for the nine months ended September 30, 2018 was impacted by a decrease of depreciation expenses of $0.3 million.

Recognition of right of use asset	$34,416
Decrease in accrued expenses	385
Recognition of finance obligation	(34,161)
Decrease in prepaid expenses and other assets	(3,229)
Decrease in leased property, net of accumulated depreciation	(563)
Increase in accumulated deficit	3,487

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

In November 2016, an accounting update was issued to reduce the existing diversity in the classification and presentation of changes in restricted cash on the statements of cash flows. This accounting update was adopted retrospectively by the Company on January 1, 2018. The adoption of this update impacts the cash flows from financing activities due to the change in the presentation of restricted cash within the consolidated statements of cash flows. Net cash flows from financing activities and change in cash and cash equivalents, which now includes restricted cash, increased by $5.0 million for the nine months ended September 30, 2018 and decreased by 6.1 million for the nine months ended September 30, 2017.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In August 2018, an accounting update was issued to help entities evaluate the accounting for fees paid by a customer in cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in this update are effective for public companies beginning after December 15, 2019. Early adoption of the amendments in this update are permitted. The Company is evaluating the adoption method and impact this update will have on the consolidated financial statements.

In August 2018, an accounting update was issued to improve effectiveness of the disclosures in the notes to the financial statements by facilitating clear communication of the information required by generally accepted accounting standards (GAAP) that is most important to users of each entity’s financial statements. The focus of improvement includes the development of a framework that promotes consistent decisions by the board about disclosure requirements and the appropriate exercise of discretion by reporting entities. The Company is evaluating the impact this update will have on the consolidated financial statements.

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

In August 2016, an accounting update was issued to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statements of cash flows.  This accounting update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period.  The Company is evaluating the impact this update will have on the consolidated financial statements.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except for new controls put in place associated with adoption of and accounting and presentation required by ASC Topic 842.

PART II.  OTHER INFORMATION

Item 1 — Legal Proceedings

On August 28, 2018, a lawsuit was filed on behalf of eight individuals against the Company and five corporate co-defendants in the 9th Judicial District Court, Rapides Parish, Louisiana. The lawsuit relates to the previously disclosed May 2018 accident involving a forklift powered by the Company’s fuel cell at a Procter & Gamble facility in Louisiana. The lawsuit alleges claims against the Company and the co-defendants for defect in construction and/or composition, design defect, inadequate warning, breach of express warranty and negligence. The lawsuit claims an unspecified amount of damages for wrongful death and personal injuries, among other damages.  The Company intends to vigorously defend the litigation. Given the early stage of this matter, the Company is unable to determine the likelihood of an adverse outcome.  However, the Company does not expect the lawsuit to have a material impact on the Company’s financial position, liquidity or results of operations, or to otherwise have a material adverse effect on the Company.

An action had been brought in New York State Supreme Court by General Electric Co. (GE) and an affiliate against the Company related to indemnification agreement between GE and the Company. The Company entered into a settlement agreement for this action on September 19, 2018.

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

While the Company plans to settle the principal amount of the Convertible Senior Notes in cash subject to available funding at time of settlement, we currently use the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, subject to meeting the criteria for using the treasury stock method in future periods. We cannot be sure that the accounting standards in the future will permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Senior Notes, then our diluted earnings per share could be adversely affected

The convertible note hedges may affect the value of the Convertible Senior Notes and our common stock.

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

*Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Interim Consolidated Balance Sheet at September 30, 2018 and December 31, 2017; (ii) Interim Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017; (iii) Interim Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2018 and 2017; (iv) Interim Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2018; (v) Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017; and (vi) related notes, tagged as blocks of text.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 9, 2018	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)