Form 10-K
period 2018-12-31
PLUG POWER INC
filed 2019-03-13
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $457,430,028 based on the last reported sale of the common stock on The Nasdaq Capital Market on June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter.

As of March 12,  2019, 233,835,808 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in Plug Power Inc.’s Proxy Statement relating to its 2019 Annual Meeting of Stockholders is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Plug Power Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2018.

PART I

Forward‑Looking Statements

The following discussion should be read in conjunction with our accompanying Consolidated Financial Statements and Notes thereto included within this Annual Report on Form 10‑K. In addition to historical information, this Annual Report on Form 10‑K and the following discussion contain statements that are not historical facts and are considered forward‑looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward‑looking statements contain projections of our future results of operations or of our financial position or state other forward‑looking information. In some cases, you can identify these statements by forward‑looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward‑looking statements. Investors are cautioned not to unduly rely on forward‑looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and anticipate continuing to incur losses; the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers; risk of our convertible debt securities that may be settled in cash, such as our Convertible Senior Notes, will have a material effect on our reported financial results;  that our convertible note hedges may affect the value of the Convertible Senior Notes and our common stock; the volatility of the market price of our common stock;  the risk that a loss of one or more of our major customers, or if one of our major customers delays payment of or is unable to pay their receivables, a material adverse effect could result on our financial condition; the cost and availability of fuel and fueling infrastructures for our products; the risk of delays in or not completing our product development goals; the risk of elimination of government subsidies and economic incentives for alternative energy products; the risk of potential losses related to any product liability claims or contract disputes; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our products; possible new tariffs could have a material adverse effect on our business our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the risk that unit orders may not ship, be installed and/or converted to revenue, in whole or in part; the risk of dependency on information technology in our operations and the failure of such technology; the risks related to the use of flammable fuels in our products; our subjectivity to legal proceedings and legal compliance risks; our ability to protect our intellectual property; the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large‑scale commercial basis; the risk of loss related to an inability to maintain an effective system of internal controls; our ability to attract and maintain key personnel;  the risks associated with potential future acquisitions; the cost of complying with current and future federal, state and international governmental regulations; our provisions in our charter documents and Delaware law may discourage or delay an acquisition of the Company by a third party that stockholders may consider favorable and other risks and uncertainties discussed under Item 1A.  Risk Factors. Readers should not place undue reliance on our forward‑looking statements. These forward‑looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward‑looking statements after the date of this Annual Report on Form 10‑K.

Item 1.  Business

Background

Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen and fuel cell systems used primarily for the material handling and stationary power markets.  As part of the global drive to electrification, the Company has recently entered new electric vehicle markets, specifically ground support equipment and electric delivery vans. These applications promote the advancement of hydrogen fueling and accelerate commercialization of hydrogen-fueled products.

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

Our primary marketing strategy is to focus our resources on the material handling market. Through established customer relationships, Plug Power has proven itself as a trusted partner with a reliable fuel cell solution.  We have made significant progress in penetrating the material handling market, supported through the deployment of over 25,000 GenDrive units into commercial applications. We believe we have developed reliable products which allow the end customers to eliminate incumbent power sources from their operations and realize their sustainability objectives through clean energy alternatives. In addition, we have deployed our GenKey hydrogen and fuel cell solution to multiple customer sites.

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

GenFuel:  GenFuel is our hydrogen fueling delivery, generation, storage and dispensing system;

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

To promote fuel cell adoption and maintain post‑sale customer satisfaction, we offer a range of service and support options through extended maintenance contracts. Additionally, customers may waive our service option, and choose to service their systems independently. A high percentage of fuel cells sold in recent years were bundled with maintenance contracts. As a result, only approximately 1.0% of fuel cells deployed are still under standard warranty that is not a part of an extended maintenance contract.

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

Orders for the Company’s products and services approximated $225.0 million and $285.0 million for the years ended December 31, 2018 and 2017, respectively.  The Company’s backlog for products and services approximated  $540.0 million and $500.0 million as of December 31, 2018 and 2017, respectively. The Company’s backlog at any given time is comprised of fuel cells, hydrogen installations, maintenance services, and hydrogen fuel deliveries. The specific elements of the backlog will vary in terms of timing of delivery and can vary between 90 days to 10 years, with fuel cells and hydrogen installations being delivered near term and maintenance services and hydrogen fuel deliveries being delivered over a longer period of time. Historically, shipments made against product orders generally occur between ninety days and twenty‑four months from the date of acceptance of the order.

For the year ended December 31, 2018,  66.7% of total consolidated revenues were associated primarily with Amazon.com, Inc (Amazon) and Wal-Mart Stores, Inc (Walmart), representing 22.1% and 44.6%, respectively. A loss or decline in business with any of the aforementioned parties, could have an adverse impact on our business, financial condition and results of operations.

We assemble our products at our manufacturing facilities in Latham, New York, Clifton Park, New York and Spokane, Washington, and provide our services and installations at customer locations and service centers in Illinois and Ohio. Currently, the supply and manufacture of varied critical components used in our products and services are performed by sole‑sourced third‑party vendors in the U.S., Canada and China.

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

We have a total of 125 issued patents currently active with the USPTO. At the close of 2018, we had four U.S. patent applications pending. Additionally, we have 19 trademarks registered with the USPTO and three trademark applications pending.

Government Regulation

Our products and their installations are subject to oversight and regulation at the state and local level in accordance with state and local statutes and ordinances relating to, among others, building codes, fire codes, public safety, electrical and gas pipeline connections and hydrogen siting. The level of regulation may depend, in part, upon where a system is located.

In addition, product safety standards have been established by the American National Standards Institute, or ANSI, covering the overall fuel cell system. The class 1, 2 and 3 GenDrive products are designed with the intent of meeting the requirements of UL 2267 “Fuel Cell Power Systems for Installation in Industrial Electric Trucks” and NFPA 505 “Fire Safety Standard for Powered Industrial Trucks”. The hydrogen tanks used in these systems have been either certified to ANSI/CSA NGV2‑2007 “Compressed Natural Gas Vehicle Fuel Containers” or ISO/TS 15869 “Gaseous hydrogen and hydrogen blends—Land vehicle fuel tanks”. We will continue to design our GenDrive products to meet ANSI and/or other standards in 2018. We certified several models of Class 1, 2 and 3 GenDrive products to the requirements of the CE mark with guidance from a European certified body. The hydrogen tanks used in these systems are certified to the Pressure Equipment Directive by a European certified body.

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

We may expand the range of our product offerings and intellectual property through licensing and/or acquisition of third‑party business and technology. Our research and development expense totaled $33.9 million, $28.7 million, and $21.2 million during the years ended December 31, 2018, 2017 and 2016, respectively. We also had cost of research and development contract revenue of zero,  $0.3 million, $0.9 million during the years ended December 31, 2018, 2017 and 2016, respectively. These expenses represent the cost of research and development programs that are partially funded under cost reimbursement research and development arrangements with third parties and are reported within other cost of revenue on the consolidated statements of operations.

Employees

As of December 31, 2018, we had 685 employees, including 110 temporary employees. We consider our relationship with our employees to be positive.

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

We have not achieved operating profitability in any quarter since our formation and we will continue to incur net losses until we can produce sufficient revenue to cover our costs. Our net losses were approximately $78.1 million in 2018, $127.1  million in 2017 and  $57.5 million in 2016. As of December 31, 2018, we had an accumulated deficit of $1.3 billion. We anticipate that we will continue to incur losses until we can produce and sell our products on a large‑scale and cost‑effective basis. We cannot guarantee when we will operate profitably, if ever. In order to achieve profitability, we must successfully execute our planned path to profitability in the early adoption markets on which we are focused. The hydrogen infrastructure that is needed to support our growth readiness and cost efficiency must be available and cost efficient. We must continue to shorten the cycles in our product roadmap with respect to improvement in product reliability and performance that our customers expect. We must execute on successful introduction of our products into the market. We must accurately evaluate our markets for, and react to, competitive threats in both other technologies (such as advanced batteries) and our technology field. Finally, we must continue to lower our products’ build costs and lifetime service costs. If we are unable to successfully take these steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

On December 31, 2018, we had cash and cash equivalents of $38.6 million, restricted cash of $71.6 million and net working capital of $9.2 million. This compares to $24.8 million, $43.2 million and $3.9 million, respectively, on December 31, 2017. Restricted cash becomes available to us as we perform in accordance with the related leasing agreements.

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

We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all. We believe that it could be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. Additionally, even if we raise sufficient capital through additional equity or debt financings, strategic alternatives or otherwise, there can be no assurance that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies or grant licenses on terms that are not favorable to us.

If we cannot obtain financing to support the sale or leasing of our products and services to customers, such failure may adversely affect our sales, profitability and liquidity.

Customers representing most of our revenue lease, rather than purchase, our products. These lease arrangements require us and our customers to finance the purchase of such products, either ourselves or through third‑party financing sources. For example, approximately $71.6 million of our cash is currently restricted to support such leasing arrangements, which prevents us from using such cash for other purposes. To date, we have been successful in obtaining or providing the necessary financing arrangements. There is no certainty, however, that we will be able to continue to obtain or provide adequate financing for these arrangements on acceptable terms, or at all, in the future. Failure to obtain or provide such financing may result in the loss of material customers and product sales, which could have a material adverse effect on our business, financial condition and results of operations. Further, if we are required to continue to pledge or restrict substantial amounts of our cash to support these financing arrangements, such cash will not be available to us for other purposes, which may have a material adverse effect on our liquidity and financial position.

Convertible debt securities that may be settled in cash, such as the Convertible Senior Notes, will have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as our Convertible Senior Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Senior Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Senior Notes. As a result, we are required to record a non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Senior Notes to their face amount over the term of the Convertible Senior Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include the amortization of the debt discount, which could adversely affect our reported or future financial results or the trading price of our common stock.

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

The convertible note hedges may affect the value of our common stock.

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

The option counterparties are financial institutions or affiliates of financial institutions, and are subject to the risk that one or more of such option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. If any option counterparty becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.

Our stock price and stock trading volume have been and could remain volatile.

The market price of our common stock has historically experienced and may continue to experience significant volatility. In 2018, the sales price of our common stock fluctuated from a high of $2.16 per share to a low of $1.02  per share. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders, including one or more of our strategic partners, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Such market price volatility could adversely affect our ability to raise additional capital. In addition, we may be subject to securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

We sell most of our products to a range of customers that include a few anchor customers, and while we are continually seeking to expand our customer base, we expect this will continue for the next several years.  For example, for the year ended December 31, 2018,  66.7% of total consolidated revenues were associated primarily with  Amazon and Walmart, representing 22.1% and 44.6%, respectively.  For the year ended December 31, 2017, 71.8% of total consolidated revenues were associated primarily with Amazon and Walmart, representing 42.4% and 29.4%, respectively. For the year ended 2016, 34.1% of total consolidated revenues were associated primarily with Walmart.  Any decline in business with significant customers could have an adverse impact on our business, financial condition and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers.  If we are unable to broaden our customer base and expand relationships with potential customers, our business will continue to be impacted by demand fluctuations due to our dependence on a small number of customers. Demand fluctuations can have a negative impact on our revenues, business, financial condition, results of operations and cash flows. Our dependence on a small number of major customers exposes us to additional risks.  A slowdown, delay or reduction in a customer’s orders could result in excess inventories or unexpected quarterly fluctuations in our operating results and liquidity.  Each of our major customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules, which could adversely affect our business, financial condition, results of operations and cash flows.  If one of our major customers delays payment of or is unable to pay their receivables, that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Delays in or not completing our product development goals may adversely affect our revenue and profitability.

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

In addition, from time to time we experience other unexpected design or product performance issues. We make significant investment in the continued improvement of our products and maintain appropriate warranty reserves for known and unexpected issues; however, unknown malfunctions or design defects could result in unexpected material liabilities and could adversely affect our business, financial condition, results of operation, cash flows and prospects. In addition, a well‑publicized actual or perceived problem could adversely affect the market’s perception of our products resulting in a decline in demand for our products and could divert the attention of our management, which may materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

Certain component quality issues have resulted in adjustments to our warranty reserves and the accrual for loss contracts.

In the past, quality issues have arisen with respect to certain components in certain products that are currently being used at customer sites. Under the terms of our extended maintenance contracts, we have had to retrofit units subject to component quality issues with replacement components to improve the reliability of our products for our customers. We recorded a provision for loss contracts related to service in prior years. Though we continue to work with our vendors on these component issues to improve quality and reliability, unanticipated additional quality issues or warranty claims may arise and additional material charges may be incurred in the future.  Quality issues also could cause profitable maintenance contracts to become unprofitable.

In addition, from time to time we experience other unexpected design, manufacturing or product performance issues. We make significant investment in the continued improvement of our products and maintain appropriate warranty reserves for known and unexpected issues; however, unknown malfunctions or defects could result in unexpected material liabilities and could adversely affect our business, financial condition, results of operation, cash flows and prospects. For example, in 2019, the Company commenced a field replacement program for certain composite fuel tanks that did not meet the supply contract standard, as determined by the Company and the manufacturer.  The manufacturer of the tanks is funding the entire incremental cost of the replacement program and the Company is working with its customers to ensure an efficient, minimally disruptive process for the exchange.  In addition, an actual or perceived problem could adversely affect the market’s perception of our products resulting in a decline in demand for our products and could divert the attention of our management, which may materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

Possible new tariffs could have a material adverse effect on our business.

Our business is dependent on the availability of raw materials and components for our products, particularly electrical components common in the semiconductor industry. The United States has recently imposed tariffs on steel and aluminum imports which may increase the cost of raw materials for our products and decrease the available supply. The United States is also considering tariffs on additional items which could include items imported by us from China or other countries.

Although we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials, which tariffs may exacerbate. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could affect our business and our results of operations. While it is too early to predict how the recently enacted tariffs on imported steel and aluminum will impact our business; the imposition of tariffs on items imported by us from China or other countries could increase our costs and could have a material adverse effect on our business and our results of operations.

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

Some of the orders we accept from customers require certain conditions or contingencies to be satisfied, or may be cancelled, prior to shipment or prior to commissioning or installation, some of which are outside of our control. Historically, shipments made against these orders have generally occurred between ninety days and twenty‑four months from the date of acceptance of the order. Orders for the Company’s products and services approximated $225.0 million and $285 million for the years ended December 31, 2018 and 2017 respectively. The Company’s backlog for products and services approximated $540.0 million and $500.0 million as of December 31, 2018 and 2017, respectively.  The time periods from receipt of an order to shipment date and installation vary widely and are determined by a number of factors, including the terms of the customer contract and the customer’s deployment plan. There may also be product redesign or modification requirements that must be satisfied prior to shipment of units under certain of our agreements. If the redesigns or modifications are not completed, some or all of our orders may not ship or convert to revenue. In certain cases, we publicly disclose anticipated, pending orders with prospective customers; however, those prospective customers may require certain conditions or contingencies to be satisfied prior to issuing a purchase order to us, some of which are outside of our control. Such conditions or contingencies that may be required to be satisfied before we receive a purchase order may include, but are not limited to, successful product demonstrations or field trials. Converting orders into revenue is also dependent upon our customers’ ability to obtain financing. Some conditions or contingencies that are out of our control may include, but are not limited to, government tax policy, government funding programs, and government incentive programs. Additionally, some conditions and contingencies may extend for several years. We may have to compensate customers, by either reimbursement, forfeiting portions of associated revenue, or other methods depending on the terms of the customer contract, based on the failure on any of these conditions or contingencies. While not probable, this could have an adverse impact on our revenue and cash flow.

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

Our fuel cell systems use hydrogen gas in catalytic reactions. While our products do not use this fuel in a combustion process, hydrogen gas is a flammable fuel that could leak and combust if ignited by another source. Further, any such accidents involving our products or other products using similar flammable fuels could materially suppress demand for, or heighten regulatory scrutiny of, our products.

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

As part of our business strategy, we intend to consider acquisitions of companies, technologies and products. Acquisitions, involve numerous risks, any of which could harm our business, including, difficulty in integrating the technologies, products, operations and existing contracts of a target company and realizing the anticipated benefits of the combined businesses; difficulty in supporting and transitioning customers, if any, of the target company; inability to achieve anticipated synergies or increase the revenue and profit of the acquired business; potential disruption of our ongoing business and distraction of management; the price we pay or other resources that we devote may exceed the value we realize; or the value we could have realized if we had allocated the purchase price or other resources to another opportunity and inability to generate sufficient revenue to offset acquisition costs. In addition, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted. As a result, if our forecasted assumptions for these acquisitions and investments are not accurate, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

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

Item 1B.  Unresolved Staff Comments

There are no unresolved comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our year ended December 31, 2018.

Item 2.  Properties

Our principal offices are located in Latham, New York, where we lease a 140,000 square foot facility that includes our headquarter office building, our manufacturing facility, and our research and development center. In addition, we lease a 29,200 square foot facility in Spokane, Washington that includes an office building and a manufacturing facility and a 38,400 square foot manufacturing facility in Clifton Park, New York. We also lease service centers in Dayton, Ohio and Romeoville, Illinois. See Note 18, Commitments and Contingencies to the Consolidated Financial Statements, Part II, Item 8 of this Form 10‑K for further discussion of the leases. We believe that our facilities are sufficient to accommodate our anticipated production volumes for at least the next two years.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  Our common stock is traded on the NASDAQ Capital Market under the symbol “PLUG.” As of March 8, 2019, there were approximately 701 record holders of our common stock. However, management believes that a significant number of shares are held by brokers under a “nominee name” and that the number of beneficial shareholders of our common stock exceeds 92,193.

Dividend Policy.  We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.

Five‑Year Performance Graph.  Below is a line graph comparing the percentage change in the cumulative total return of the Company’s common stock, based on the market price of the Company’s common stock, with the total return of companies included within the NASDAQ Clean Edge Green Energy Index (CELS) and the companies included within the Russell 2000 Index (RUT) for the period commencing December 31, 2013 and ending December 31, 2018. The calculation of the cumulative total return assumes a $100 investment in the Company’s common stock, the NASDAQ Clean Edge Green Energy Index (CELS) and the Russell 2000 Index (RUT) Index on December 31, 2013 and the reinvestment of all dividends, if any.

Index	2013	2014	2015	2016	2017	2018
Plug Power Inc.	$100.00	$193.55	$136.13	$77.42	$152.26	$80.00
NASDAQ Clean Edge Green Energy Index	$100.00	$96.36	$89.32	$86.09	$112.59	$97.76
Russell 2000 Index	$100.00	$103.53	$97.62	$116.63	$131.96	$115.89

See also Part III Item 12 in this Annual Report on Form 10‑K for additional detail related to security ownership and related stockholder matters, and for additional detail on equity compensation plan matters.

Item 6.  Selected Financial Data

The following tables set forth selected financial data and other operating information of the Company. The selected statement of operations and balance sheet data for 2018,  2017, 2016, 2015,  and 2014, as set forth below are derived from the audited Consolidated Financial Statements of the Company. The information is only a summary and you should read it in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2018	2017	2016	2015	2014

	(in thousands, except share and per share data)
Statements Of Operations:
Net revenue (1):
Sales of fuel cell systems and related infrastructure	$107,292	$62,631	$39,985	$78,002	$48,306
Services performed on fuel cell systems and related infrastructure (2)	22,002	16,202	17,347	13,204	9,909
Power Purchase Agreements	22,869	12,869	13,687	5,718	2,137
Fuel delivered to customers	22,469	8,167	10,916	5,075	1,959
Other	—	284	884	481	1,919
Net revenue	$174,632	$100,153	$82,819	$102,480	$64,230
Cost of revenue:
Sales of fuel cell systems and related infrastructure	$84,439	$54,815	$29,543	$67,703	$43,378
Services performed on fuel cell systems and related infrastructure (2)	23,698	19,814	19,071	21,717	19,256
Provision for loss contracts related to service	—	—	(1,071)	10,050	—
Power Purchase Agreements (2)	36,161	31,292	16,601	5,665	1,052
Fuel delivered to customers	27,712	22,013	13,864	6,695	2,204
Other	—	308	865	540	3,202
Total cost of revenue	$172,010	$128,242	$78,873	$112,370	$69,092
Gross profit (loss)	$2,622	$(28,089)	$3,946	$(9,890)	$(4,862)
Research and development expense	33,907	28,693	21,177	14,948	6,469
Selling, general and administrative expenses	38,198	45,010	34,288	34,164	26,601
Other (expense) income, net	(17,849)	(25,288)	(6,360)	3,312	(50,881)
Loss before income taxes	$(87,332)	$(127,080)	$(57,879)	$(55,690)	$(88,813)
Income tax benefit	9,217	—	392	—	325
Net loss attributable to the Company	$(78,115)	$(127,080)	$(57,487)	$(55,690)	$(88,488)
Preferred stock dividends declared and accretion of discount	(52)	(3,098)	(104)	(105)	(156)
Net loss attributable to common shareholders	$(78,167)	$(130,178)	$(57,591)	$(55,795)	$(88,644)
Loss per share, basic and diluted	$(0.36)	$(0.60)	$(0.32)	$(0.32)	$(0.56)
Weighted average number of common shares outstanding	218,882,337	216,343,985	180,619,860	176,067,231	159,228,815
Balance Sheet Data:
(at end of the period)
Unrestricted cash and cash equivalents	$38,602	$24,828	$46,014	$63,961	$146,205
Total assets (3)	390,326	270,810	240,832	209,456	204,151
Noncurrent liabilities (3)	209,600	80,734	79,637	40,861	19,008
Stockholders’ equity	2,713	73,646	85,088	124,736	158,283
Working capital	9,245	3,886	44,448	88,524	167,039

(1)

Revenue amounts reported in prior periods have been reclassified to be presented net of provision for common stock warrants, as referenced in Note 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements.

(2)

Presentation of certain service arrangements and the amortization of the associated finance obligations has been corrected in the 2017, 2016 and 2015 selected financial data. See Note 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements.

(3)

Effective January 1, 2018, the Company early adopted ASC Topic 842, Leases (ASC Topic 842).  The most significant impact was the recognition of right of use assets and finance obligations for operating leases on the consolidated balance sheet, as well as recognition of gross profit on sale/leaseback transactions. See Note 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

Overview

Plug Power Inc., or the Company, is a leading provider of alternative energy technology focused on the design, development, commercialization and manufacture of hydrogen and fuel cell systems used primarily for the material handling and stationary power markets.  As part of the global drive to electrification, the Company has recently entered new electric vehicle markets, specifically ground support equipment and electric delivery vans. These applications promote the advancement of hydrogen fueling and accelerate commercialization of hydrogen-fueled products.

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

GenFuel:  GenFuel is our hydrogen fueling delivery, generation, storage and dispensing system;

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

In the third quarter of 2018, it was determined that the presentation in our consolidated statements of operations of certain service arrangements and the amortization of the associated finance obligations had not been appropriately accounted for resulting in an overstatement of our revenue and cost of revenue.  This previous presentation resulted in a gross up of these line items and had no impact on our gross profit (loss) or net loss.  The Company corrected the 2017 and 2016 annual financial statements to be consistent with the current period presentation and will correct comparable financial information in future filings. The amount reclassified from revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for years ended December 31, 2017 and 2016 was $3.8 million and $3.6 million, respectively.  The amount reclassified from cost of revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for the years ended December 31, 2017 and 2016 was $3.1 million and $3.1 million, respectively.  The Company does not consider the impact of the prior period correction to be material to the prior period consolidated financial statements. The Company also removed related fuels cell units and infrastructure sites from its services metrics, for purposes of discussing its results of operations.

In 2017, in separate transactions, the Company issued to each of Amazon and Walmart warrants to purchase shares of the Company’s common stock.  The Company recorded a portion of the estimated fair value of the warrants as a reduction of revenue based upon the projected number of shares of common stock expected to vest under the warrants, the proportion of purchases by Amazon, Walmart and their affiliates within the period relative to the aggregate purchase levels required for vesting of the respective warrants, and the then-current fair value of the warrants.  Beginning in September 2018, the provision for common stock warrants is allocated to our individual revenue line items based on estimated contractual cash flows by revenue stream. Prior period amounts have been reclassified to be consistent with current period presentation. The amount of provision for common stock warrants recorded as a reduction of revenue during the year ended December 31, 2018, 2017 and 2016, respectively is shown in the table below (in thousands):

	Year ended December 31,
	2018	2017	2016

Sales of fuel cell systems and related infrastructure	$4,877	$8,657	$—
Services performed on fuel cell systems and related infrastructure	1,951	3,463	—
Power Purchase Agreements	262	7,412	—
Fuel delivered to customers	3,100	10,135	—
Total	$10,190	$29,667	$—

Revenue, cost of revenue, gross profit/(loss) and gross margin for the years ended December 31, 2018, 2017, and 2016, was as follows (in thousands):

		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin
For the year ended December 31, 2018:
Sales of fuel cell systems and related infrastructure	$107,292	$84,439	$22,853	21.3%
Services performed on fuel cell systems and related infrastructure	22,002	23,698	(1,696)	(7.7)%
Power Purchase Agreements	22,869	36,161	(13,292)	(58.1)%
Fuel delivered to customers	22,469	27,712	(5,243)	(23.3)%
Other	—	—	—	—%
Total	$174,632	$172,010	$2,622	1.5%
For the year ended December 31, 2017:
Sales of fuel cell systems and related infrastructure	$62,631	$54,815	$7,816	12.5%
Services performed on fuel cell systems and related infrastructure	16,202	19,814	(3,612)	(22.3)%
Power Purchase Agreements	12,869	31,292	(18,423)	(143.2)%
Fuel delivered to customers	8,167	22,013	(13,846)	(169.5)%
Other	284	308	(24)	(8.5)%
Total	$100,153	$128,242	$(28,089)	(28.0)%
For the year ended December 31, 2016:
Sales of fuel cell systems and related infrastructure	$39,985	$29,543	$10,442	26.1%
Services performed on fuel cell systems and related infrastructure	17,347	19,071	(1,724)	(9.9)%
Power Purchase Agreements	13,687	16,601	(2,914)	(21.3)%
Fuel delivered to customers	10,916	13,864	(2,948)	(27.0)%
Other	884	865	19	2.1%
Provision for loss contracts related to service	—	(1,071)	1,071	(100.0)%
Total	$82,819	$78,873	$3,946	4.8%

Revenue – sales of fuel cell systems and related infrastructure. Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2018 increased $44.7 million, or 71.3%, to $107.3 million from $62.6 million for the year ended December 31, 2017. Included within revenue was provision for common stock warrants of $4.9 million and $8.7 million for the years ended December 31, 2018 and 2017, respectively, contributing to the increase in revenue. The main driver for the increased revenue was an increase in GenDrive and infrastructure sites, recognized as revenue, as well as pricing mix. The number of GenDrive units shipped and hydrogen installations remained flat at approximately 5,000 and 17 for the years ended December 31, 2018 and 2017, respectively.  The inconsistency between the increase in fuel cells and infrastructure recognized as revenue, as compared to the flat trend in shipments, as mentioned above, is due to sale/leaseback transactions accounted for as operating leases in 2018 as opposed to finance lease in 2017  (which also included the recognition of gross profit under ASC Topic 842 as opposed to the previous standard, as discussed further below).

Revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2017 increased $22.6 million, or 56.6%, to $62.6 million from $40.0 million for the year ended December 31, 2016. Included within revenue was provision for common stock warrants of $8.7 million for the year ended December 31, 2017, offsetting the increase in revenue. There was no provision of common stock warrants for the year ended 2016. The main driver for the increased revenue was an increase in GenDrive deployment volume and infrastructure site increases, as well as pricing mix. There were 3,293 units recognized as revenue during the year ended December 31, 2017, compared to 1,383 for the year ended December 31, 2016. An additional 1,785 units were shipped in 2017 and held as leased assets. As such, the Company will recognize revenue on these units over the life of the related PPA under “Power Purchase Agreements” in the Consolidated Statement of Operations. Ten hydrogen installations occurred during the year ended December 31, 2017, for which the Company recognized revenue.  In addition, seven additional sites were constructed and held as leased assets.

There were seven hydrogen installations for the year ended December 31, 2016, for which the Company recognized revenue.  In addition, 11 additional sites were constructed and held as leased property during the year ended December 31, 2016.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.  At December 31, 2018, there were 12,083 fuel cell units and 42 hydrogen installations under extended maintenance contracts, an increase from 9,768 and 6,796 fuel cell units and 32 and 22 hydrogen installations at December 31, 2017 and 2016, respectively.

Revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2018 increased $5.8 million, or 35.8%, to $22.0 million from $16.2 million for the year ended December 31, 2017.  Included within revenue from services was provision for common stock warrants of $2.0 million and $3.5 million for the years ended December 31, 2018 and 2017, respectively, contributing to the increase in revenue. The increase in service revenues was due to the increase in units under service contracts. The revenue increase was not as significant as the increase in number of units under service contracts mainly due to deployments that occurred later in 2018 and, therefore, did not earn or only partially earned service revenue for 2018 as well as the occurrence of slightly less billable incidents and nonrecurring revenue. The average number of units under extended maintenance contracts in 2018 was 10,782, compared to 8,072 in 2017. This 33.6% increase in average units serviced throughout the year is directionally consistent with the fluctuation in revenue after considering the impact of the noncash provision for common stock warrants.

Revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2017 decreased  $1.1 million, or 6.6%, to $16.2 million from $17.3 million for the year ended December 31, 2016. Included within revenue was provision for common stock warrants of $3.5 million for the year ended December 31, 2017, contributing to the decrease in revenue. There was no provision of common stock warrants for the year ended 2016. The increase in service revenues was due to the increase in units under service contracts. The revenue increase was not as significant as the increase in number of units under service contracts mainly due to deployments that occurred later in 2017 and, therefore, did not earn or only partially earned service revenue for 2017 as well as the occurrence of slightly less billable incidents and nonrecurring revenue. The average number of units under extended maintenance contracts in 2017 was 7,947, compared to 6,554 in 2016. This 21.3% increase in average units serviced throughout the year is directionally consistent with the fluctuation in revenue after considering the impact of the noncash provision for common stock warrants.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  The equipment and service can be associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can retain the equipment as leased property and provide it to customers under PPAs.  At December 31, 2018, there were 37 GenKey sites associated with PPAs, as compared to 33 at December 31, 2017 and 25 at December 31, 2016.

Revenue from PPAs for the year ended December 31, 2018 increased $10.0 million, or 77.7%, to $22.9 million from $12.9 million for the year ended December 31, 2017.  Included within revenue was provision for common stock warrants of $0.3 million and $7.4 million for the years ended December 31, 2018 and 2017, respectively, contributing to the increase in revenue. The remaining increase is due to the increased number of sites the Company has deployed with these types of arrangements. The average number of sites under PPA arrangements was 35 in 2018, as compared to 30 in 2017.

Revenue from PPAs for the year ended December 31, 2017 decreased  $0.8 million, or 6.0%, to $12.9 million from $13.7 million for the year ended December 31, 2016. Included within revenue was provision for common stock warrants of $7.4 million for the year ended December 31, 2017, contributing to the decrease in revenue. There was no provision of common stock warrants for the year ended 2016. This decrease is largely offset by the increased number of sites the Company has deployed with these types of arrangements. The average number of sites under PPA arrangements was 30 in 2017, as compared to 21 in 2016.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen, which is then sold to its customers.  At December

31, 2018, there were  72 sites associated with fuel contracts, as compared to 58 at December 31, 2017 and 40 at December 31, 2016.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Revenue associated with fuel delivered to customers for the year ended December 31, 2018 increased $14.3 million, or 175.1%, to $22.5 million from $8.2 million for the year ended December 31, 2017. Included within revenue was provision for common stock warrants of $3.1 million and $10.1 million for the years ended December 31, 2018 and 2017, respectively, contributing to the increase in revenue. The remaining increase in revenue is primarily due to an increase of sites taking fuel deliveries in 2018, compared to 2017.  The average number of sites receiving fuel deliveries was 66 in 2018, as compared to 50 in 2017, as well as increase in price.

Revenue associated with fuel delivered to customers for the year ended December 31, 2017 decreased $2.7 million, or 25.2%, to $8.2 million from $10.9 million for the year ended December 31, 2016.  Included within revenue was provision for common stock warrants of $10.1 million for the year ended December 31, 2017, contributing to the decrease in revenue. There was no provision of common stock warrants for the year ended 2016. The increase in revenue is due to an increase of sites taking fuel deliveries in 2017, compared to 2016.  The average number of sites receiving fuel deliveries was 50 in 2017, as compared to 33 in 2016.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2018 increased $29.6 million, or 54.0%, to $84.4 million, compared to the year ended December 31, 2017 of $54.8 million, driven by the previously stated greater number of units and hydrogen installations recognized as revenue. Gross margin generated from sales of fuel cell systems and related infrastructure was 21.3% for the year ended December 31, 2018,  up from 12.5% for the year ended December 31, 2017,  due to the level of the provision for common stock warrants recorded, which had a 4.3% and 12.1% impact on revenue, respectively.

Cost of revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2017 increased $25.3 million, or 85.5%, to $54.8 million, compared to the year ended December 31, 2016 of $29.5 million, driven by the previously stated greater number of units and hydrogen installations recognized as revenue. Gross margin generated from sales of fuel cell systems and related infrastructure was 12.5% for the year ended December 31, 2017, down from 26.1% for the year ended December 31, 2016, due to increase the level of the provision for common stock warrants recorded, as previously discussed. The provision for common stock warrants had a 12.1% impact on gross margin for the year ended December 31, 2017. Also, impacting the change year over year were product mix changes as well as expediting costs associated with a significant ramp up of production volume related to acquiring a large customer account that required higher deployments during the year ended December 31, 2017 as compared to the same period in 2016.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts.  At December 31, 2018, there were 12,083 fuel cell units and 42 hydrogen installations under extended maintenance contracts, compared to 9,768 and 32 at December 31, 2017  and 6,796 and 22 at December 2016, respectively.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2018 increased $3.9 million, or 19.6%, to $23.7 million, compared to the year ended December 31, 2017 of $19.8 million.  Gross margin improved to (7.7%) for the year ended December 31, 2018 from (22.3%) for the year ended December 31, 2017. The change versus the prior year is due to the decrease in the level of the provision for common stock warrants recorded, as previously discussed, as well as a reduction in costs resulting from changes in product configuration rolled out to new key accounts and leverage of the existing fixed costs in the field.   The provision for common stock warrants had an 8.1% and 17.6% impact on revenue, respectively.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2017 increased $0.7 million, or 3.9%, to $19.8 million, compared to the year ended December 31, 2016 of

$19.1 million.  Gross margin declined to (22.3%) for the year ended December 31, 2017 from (9.9%) for the year ended December 31, 2016. The change versus the prior year is due to increase in the level of the provision for common stock warrants recorded offset by reduction in costs resulting from changes in product configuration rolled out to new key accounts and leverage of the existing fixed costs in the field.  The provision for common stock warrants a 17.6% impact on revenue for the year ended December 31, 2017.

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

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for leased equipment and service used to fulfill the PPAs, and depreciation of leased property.  Leased units are primarily associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.  At December 31, 2018, there were 37 GenKey sites associated with PPAs, as compared to 33 at December 31, 2017 and 25 at December 31, 2016.

Cost of revenue from PPAs for the year ended December 31, 2018 increased $4.9 million, or 15.6%, to $36.2 million from $31.3 million for the year ended December 31, 2017. The increase was a result of the increase in the number of customer sites party to these agreements. Gross margin improved to (58.1%) for the year ended December 31, 2018 from (143.2%) for the year ended December 31, 2017,  primarily due to decrease in the level of the provision for common stock warrants.  The provision for common stock warrants had an 1.1% and 36.5% impact on revenue, respectively.

Cost of revenue from PPAs for the year ended December 31, 2017 increased $14.7 million, or 88.5%, to $31.3 million from $16.6 million for the year ended December 31, 2016. The increase was a result of the increase in the number of customer sites party to these agreements. Gross margin declined to (143.2%) for the year ended December 31, 2017 from (21.3%) for the year ended December 31, 2016, primarily due to increase in the level of the provision for common stock warrants. The provision for common stock warrants had a 36.5% impact on revenue for the year ended December 31, 2017.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen and separately sells to its customers upon delivery.  At December 31, 2018, there were 72 sites associated with fuel contracts, as compared to 58 at December 31, 2017 and 40 at December 31, 2016.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Cost of revenue from fuel delivered to customers for the year ended December 31, 2018 increased $5.7 million, or 25.9%, to $27.7 million from $22.0 million for the year ended December 31, 2017.  The increase is due primarily to higher volume of liquid hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs.  Gross margin percent improved to (23.3%) during the year ended December 31, 2018 compared to (169.5%) during the year ended December 31, 2017 due to decrease in the level of the provision for common stock warrants.  The provision for common stock warrants had an 12.1% and 55.4% impact on revenue, respectively. Also, impacting the change year of year were improvements in efficiencies from changes in system design.

Cost of revenue from fuel delivered to customers for the year ended December 31, 2017 increased $8.1 million, or 58.8%, to $22.0 million from $13.9 million for the year ended December 31, 2016.  The increase is due primarily to higher volume of liquid hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs.  Gross margin percent declined to (169.5%) during the year ended December 31, 2017 compared to (27.0%) during the year ended December 31, 2016 due to increase in the level of the provision for common stock warrants. The provision for common stock warrants had a 55.4% impact on revenue for the year ended December 31, 2017. Also, impacting the change year over year were improvements in efficiencies from changes in system design.

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

Research and development expense for the year ended December 31, 2018 increased $5.2 million, or 18.2%, to $33.9 million, from $28.7 million for the year ended December 31, 2017.  The increase was primarily related to an increase in programs associated with improving product reliability to reduce ongoing service costs.

Research and development expense for the year ended December 31, 2017 increased $7.5 million, or 35.5%, to $28.7 million, from $21.2 million for the year ended December 31, 2016.  This increase was primarily related to an increase in development in ProGen, and personnel related expenses from higher headcount, focused on refinement of hydrogen infrastructure design, multiple product cost-down programs and prototyping for stack performance enhancement.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets, and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the year ended December 31, 2018,  decreased $6.8 million, or 15.1%, to $38.2 million from $45.0 million for the year ended December 31, 2017.  This decrease primarily is due to the lack of provision for the common stock warrants in 2018.

Selling, general and administrative expenses for the year ended December 31, 2017, increased $10.7 million, or 31.3%, to $45.0 million from $34.3 million for the year ended December 31, 2016.  This increase primarily is due to the provision for the common stock warrants issued to Amazon.com NV Investment Holdings LLC, as referenced below, as well as costs associated with increased headcount and increased insurance costs.

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

Net interest and other expense for the year ended December 31, 2018,  increased  $12.0 million as compared to the year ended December 31, 2017.  The increase is attributed to the increase in the outstanding balance of finance obligations and issuance of convertible senior notes, as mentioned above.

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

During the year ended December 31, 2018, the Company recognized an income tax benefit of $9.2 million, as a result of intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation,  under which the Company recognized the benefit for current losses as a result of an entry to additional paid-in capital related to the issuance of the Senior Convertible Notes. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved. The remaining net deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense. During the years ended December 31, 2018 and 2017, there were no unrecognized tax benefits. During the year ended December 31, 2016 the Company released its liability for unrecognized tax benefits of $392 thousand, as the related statute of limitations expired.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased to customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customers’ hydrogen infrastructure as well as delivery of the hydrogen fuel,  continued development and expansion of our products, payment of lease/financing obligations under sale/leaseback financings, and the repayment or refinancing of our long-term debt. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining and expanding positive gross margins across all product lines; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of developing marketing and distribution channels; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers and to repay or refinance our long-term debt, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $78.2 million, $130.2 million and $57.6 million for the years ended December 31, 2018, 2017, and 2016, respectively, and has an accumulated deficit of $1.3 billion at December 31, 2018.

During the year ended December 31, 2018, cash used in operating activities was $57.6 million, consisting primarily of a net loss attributable to the Company of $78.1 million, offset by the impact of noncash charges of $25.1 million, and net outflows from fluctuations in working capital and other assets and liabilities of $4.6 million. The changes in working capital primarily were related to reduction of inventory and an increase in deferred revenue offset by increases in accounts receivable and prepaid expenses, and a decrease in accounts payable, accrued expenses, and other liabilities. As of December 31, 2018, we had cash and cash equivalents of $38.6 million and net working capital of $9.2 million. By comparison, at December 31, 2017, we had cash and cash equivalents of $24.8 million and net working capital of $3.9 million.

Net cash used in investing activities for the year ended December 31, 2018, totaled $19.6 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the year ended December 31, 2018 totaled $119.3 million and primarily resulted from net proceeds of $52.4 million from the issuance of Convertible Senior Notes, net of purchases of a capped call and a common stock forward, $30.9 million from the issuance of preferred stock and a $44.9 million net increase in finance obligations, offset by $16.2 million of principal payments on long-term debt.

In March 2018, we issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due in 2023 (Convertible Senior Notes). The total net proceeds from this offering, after considering costs of the issuance, were approximately $95.9 million. Approximately $43.5 million of the proceeds were used for the cost of a capped call and a common stock forward, both of which are hedges related to the Convertible Senior Notes. The remaining net proceeds from the Convertible Senior Notes were or will be used for general corporate purposes, including working capital.

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions, and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  In connection with certain operating leases, the financial institutions required the Company to maintain cash balances in restricted accounts securing the Company’s finance obligations. Cash received from customers under the PPAs is used to make payments against our finance obligations. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements at December 31, 2018 is  $82.2 million, which have been partially secured with restricted cash, security deposits and pledged service escrows of $80.4 million.

The Company has a master lease agreement with Wells Fargo (Wells Fargo MLA) to finance the Company’s commercial transactions with Walmart.  The Wells Fargo MLA was entered into in 2017, and amended in 2018. Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites under lease agreements with Walmart. The total remaining lease payments to Wells Fargo was $67.5 million at December 31, 2018. Transactions completed under the Wells Fargo MLA in 2018 were accounted for as operating leases and therefore recognized as revenue for the year ended December 31, 2018. Transactions completed under the Wells Fargo MLA in 2017 were accounted for as capital leases. The difference in lease classification is due to changes in financing terms and their bearing on lease assessment criteria. Also included in the remaining lease payments to Wells Fargo is a sale/leaseback transaction in 2015 that was accounted for as an operating lease.  In connection with the Wells Fargo MLA, the Company has a customer guarantee for a majority of the transactions. The Wells Fargo transactions in 2018 required a letter of credit for the unguaranteed portion totaling $20.1 million.

In November 2018, the Company completed a private placement of an aggregate of 35,000 shares of the Company’s Series E Convertible Preferred Stock, par value $0.01 per share (Series E Preferred Stock), resulting in net proceeds of approximately $30.9 million.

We have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings, long-term debt and project financing, and recently with Convertible Senior Notes.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity offerings, will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions. Additionally, the Company has other capital sources available, including the At Market Issuance Sales Agreement discussed further below.

As of December 31, 2018, the Company has approximately $91.1 million of finance obligations and long-term debt classified as current liabilities, approximately $50.0 million of which is due in the second quarter of 2019.  The Company is in the process of negotiating a refinance of a majority of these current liabilities with its primary lender in order to consolidate some of these facilities and extend the repayment schedule.  Should the Company not come to an agreement with this lender, it will need to seek an extension and other capital sources in the near term, such as debt facilities with other lenders and/or equity solutions, which may include the At Market Issuance Sales Agreement.

Several key indicators of liquidity are summarized in the following table (in thousands):

	2018	2017	2016
Cash and cash equivalents at end of period	$38,602	$24,828	$46,014
Restricted cash at end of period	71,551	43,227	54,622
Working capital at end of period	9,245	3,886	44,448
Net loss attributable to common shareholders	78,167	130,178	57,591
Net cash used in operating activities	57,617	60,182	29,636
Net cash used in investing activities	19,572	44,363	58,075
Net cash provided by financing activities	119,344	83,011	69,885

NY Green Bank Loan

The Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc. are parties to a loan and security agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank), providing for a secured term loan facility in the amount of $45.0 million (Term Loan Facility). The Term Loan Facility was initially entered in December 2016 and provided for a term loan of $25 million. The Term Loan Facility was amended in July 2017 to provide for an additional $20.0 million term loan, increasing the size of the total commitment to $45.0 million. The new Term Loan Facility will be repaid primarily as the Company’s various restricted cash reserves are released over the term of the facility. In June 2018, the timing and amount of the remaining principal payments were modified. On December 31, 2018, the outstanding principal balance under the Term Loan Facility was $17.2 million.

Advances under the Term Loan Facility bear interest at a rate equal to the sum of the LIBOR rate for the applicable interest period, plus applicable margin of 9.5%. The interest rate at December 31, 2018 was approximately 11.9%. The term of the loan is three years, with a maturity date of December 23, 2019. As of December 31, 2018, the remaining balance of $17.2 million is scheduled to be repaid during the year ending December 31, 2019.  These payments will be funded in part by restricted cash released, as described in Note 18, Commitments and Contingencies.

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

Amazon Transaction Agreement

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

The majority of the Amazon Warrant Shares will vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The first tranche of 5,819,652 Amazon Warrant Shares vested upon the execution of the Amazon Transaction Agreement.  Accordingly, $6.7 million, the fair value of the first tranche of Amazon Warrant Shares, was recognized as selling, general and administrative expense on the consolidated statements of operations during 2017.  The second tranche of 29,098,260 Amazon Warrant Shares will vest in four installments of 7,274,565 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Amazon Warrant Shares is $1.1893 per share. After Amazon has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Amazon Warrant Shares will vest in eight installments of 2,546,098 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Amazon Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant Shares are exercisable through April 4, 2027.

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

At December 31, 2018 and 2017, 20,368,782 and 13,094,217 of the Amazon Warrant Shares have vested, respectively.  The amount of provision for common stock warrants recorded as a reduction of revenue during the years ended December 31, 2018 and 2017 was $9.8 million and $17.3 million, respectively.

Walmart Transaction Agreement

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

The majority of the Walmart Warrant Shares will vest based on Walmart’s payment of up to $600.0 million to the Company in connection with Walmart’s purchase of goods and services from the Company. The first tranche of 5,819,652 Walmart Warrant Shares vested upon the execution of the Walmart Transaction Agreement.  Accordingly, $10.9 million, the fair value of the first tranche of Walmart Warrant Shares, was recorded as a provision for common stock warrants and presented as a reduction to revenue on the consolidated statements of operations during 2017. The second tranche of 29,098,260 Walmart Warrant Shares will vest in four installments of 7,274,565 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Walmart Warrant Shares is $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Walmart Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Walmart Warrant Shares, provided that, with limited exceptions, the exercise price for the third tranche will be no lower than $1.1893. The Walmart Warrant Shares are exercisable through July 20, 2027.

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

At December 31, 2018 and 2017, 5,819,652 of the Walmart Warrant Shares have vested.  The amount of provision for common stock warrants recorded as a reduction to revenue during the years ended December 31, 2018 and 2017 was $0.4 million and $12.4 million, respectively.

Redeemable Convertible Preferred Stock

In November 2018, the Company completed an offering of an aggregate of 35,000 shares of the Company’s Series E Redeemable Preferred Stock, par value $0.01 per share (Series E Stock), resulting in aggregate net proceeds of approximately $30.9 million, after deducting underwriting discounts and commissions and expenses payable by the Company.  The Company is required to redeem the Series E Stock in thirteen monthly installments in the amount of $2.7 million each from May 2019 through May 2020.

Each share of Series  E Stock was issued with an initial stated value of $1,000 per share. The Company is required to elect, on a monthly basis, whether it will redeem or convert the installment.  Should the Company elect to redeem, the shares are valued at the stated value.  Should the Company elect to convert, the holder of the shares will receive common stock, with a conversion price discounted by  15%  from the then current market value.  The holders of the shares may elect to convert all or any whole amount of shares, at any time at a conversion price of $2.31 per share.  Conversion prices are discounted upon a change in control, certain triggering events, or failure to make a redemption payment.

Except for our Series C Redeemable Convertible Preferred Stock (Series C Stock), which shall rank senior to the Series E Stock as to dividends, distributions and payments upon liquidation, dissolution and winding up, all shares of the Company’s capital stock, including common stock, rank junior in rank to the Series E Stock with respect to dividends, distributions and payments upon liquidation, dissolution and winding up.

Holders of the Series E Stock are not entitled to receive dividends except in connection with certain purchase rights and other corporate events, as described in the certificate of designations, or in connection with certain distributions of assets, as described in the certificate of designations, or as, when and if declared by the Company’s Board of Directors acting in its sole and absolute discretion.  Holders of the Series E Stock have no voting rights, except on matters required by law or under the certificate of designations to be submitted to a class vote of the Series E Stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or other deemed liquidation event, the holders of the Series E Stock are entitled to receive, after any amount that is required to be paid to the Series C Stock and before any amount is paid to the holders of any of capital stock ranking junior to the Series E Stock, an amount per share equal to the greater of (i) 125% of the sum of the stated value plus any declared and unpaid dividends and late charges as provided in the certificate of designations, on the date of such payment and (ii) the amount per share such holder would receive if such holder converted such Series E Stock into common stock immediately prior to the date of such payment.

The Company had 2,620 shares of Series C Stock outstanding at December 31, 2018 and 2017. The holder of the Series C Stock is entitled to receive dividends at a rate of 8% per annum, based on the original issue price per share of $248.794, payable in equal quarterly installments in cash or in shares of common stock, at the Company’s option. During the years ended December 31, 2018 and 2017, respectively, all dividends have been paid in shares of common stock. Each share of Series C Stock is convertible into shares of common stock with the number of shares of common stock issuable upon conversion determined by dividing the original issue price per share of $248.794 by the conversion price in effect at the time the shares are converted. The conversion price of the Series C Stock as of December 31, 2018 and December 31, 2017 was $0.2343. The Series C Stock votes together with the common stock on an as-converted basis on all matters.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or other deemed liquidation event, the holder of the Series C Stock will be entitled to be paid an amount per share equal to the greater of (i) the original issue price, plus any accrued but unpaid dividends or (ii) the amount per share that would have been payable had all shares of the Series C Stock been converted to shares of common stock immediately prior to such liquidation event. The Series C Stock is redeemable at the election of the holder of the Series C  Stock or the Company.

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

We incurred transaction costs related to the issuance of the Convertible Senior Notes of approximately $4.1 million, consisting of initial purchasers' discount of approximately $3.2 million and other issuance costs of $0.9 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.4 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in stockholders’ equity.

The Convertible Senior Notes consist of the following at December 31, 2018 (in thousands):

Principal amounts:
Principal	$100,000
Unamortized debt discount (1)	(34,706)
Unamortized debt issuance costs (1)	(2,047)
Net carrying amount	$63,247
Carrying amount of the equity component (2)	$37,702
1)	Included in the consolidated balance sheet within Convertible Senior Notes, net and amortized over the remaining life of the Convertible senior notes using the effective interest rate method.

2)	Included in the consolidated balance sheet within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit of $9.2 million.

As of December 31, 2018, the remaining life of the Convertible Senior Notes is approximately 51 months.

Based on the closing price of the Company’s common stock of  $1.24 on December 31, 2018, the if-converted value of the Convertible Senior Notes was less than the principal amount.

Capped Call and Common Stock Forward

(i)	Capped Call

In conjunction with the issuance of the Convertible Senior Notes, the Company entered into capped call options (Capped Call) on the Company’s common stock with certain counterparties at a price of $16.0 million. The net cost incurred in connection with the Capped Call has been recorded as a reduction to additional paid-in capital in the consolidated balance sheet.

The Capped Call is generally expected to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments the Company chooses to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the Capped Call transactions will initially be $3.82 per share, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $1.91 per share on the date of the transaction, and is subject to certain adjustments under the terms of the Capped Call. The Capped Call becomes exercisable if the conversion option is exercised.

By entering into the Capped Call, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Senior Notes.

(ii)	Common Stock Forward

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

The net cost incurred in connection with the Common Stock Forward of $27.5 million has been recorded as an increase in treasury stock in the consolidated balance sheet.  The related shares were accounted for as a repurchase of common stock.

The fair values of the Capped Call and Common Stock Forward are not remeasured each reporting period.

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co., as sales agent (“FBR”), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million. Under the Sales Agreement, in no event shall the Company issue or sell through FBR such a number of shares that exceeds the number of shares or dollar amount of common stock registered. During 2018, the Company issued 3,804,654 shares of common stock and raised net proceeds of $7.0 million, after accruals, underwriting discounts and commissions and other fees and expenses, pursuant to the Sales Agreement. The Company has raised $30.2 million to date during the term of the Sales Agreement.

Operating Leases – as Lessor

As of December 31, 2018, the Company has several noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next one to seven years. Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 are (in thousands):

2019	$27,234
2020	25,503
2021	20,781
2022	12,044
2023	8,146
2024 and thereafter	7,946
Total future minimum lease payments	$101,654

Operating Leases – as Lessee

As of December 31, 2018, the Company has several noncancelable operating leases (as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also Note 1, Nature of Operations to the Consolidated Financial Statements) as summarized below.  These leases expire over the next one to seven years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 are (in thousands):

2019	$22,582
2020	21,255
2021	16,512
2022	11,060
2023	10,325
2024 and thereafter	13,352
Total future minimum lease payments	95,086
Less imputed lease interest	(24,171)
Total lease liabilities	$70,915

The Company has received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at December 31, 2018 is $37.0 million, $5.7 million and $31.3 million of which is classified as short-term and long-term, respectively, on the accompanying consolidated balance sheet. The outstanding balance of this obligation at December 31, 2017 was $10.4 million, $2.5 million and $7.9 million of which is classified as short-term and long-term, respectively, on the accompanying consolidated balance sheet.  The amount is amortized using the effective interest method.

Rental expense for all operating leases was $15.8 million and $13.4 million for the years ended December 31, 2018 and 2017, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $16.4 million for the year ended December 31, 2018. Right of use assets obtained in exchange for new operating lease liabilities were $42.2 million for the year ended December 31, 2018.

At December 31, 2018 and 2017, security deposits associated with sale/leaseback transactions were $6.8 million and $8.3 million, respectively, and are included in other assets on the consolidated balance sheet.

Other information related to the operating leases is presented in the following table:

Year ended
December 31, 2018
Cash payments	$14,926
Weighted average remaining lease term (years)	4.36
Weighted average discount rate	12.1%

Finance Leases – As Lessee

During the year ended December 31, 2017, the Company entered into sale/leaseback transactions, which were accounted for as finance leases and reported as part of finance obligations on the Company’s consolidated balance sheet.  In June 2018, the timing and amount of the lease payments from certain previous sale/leaseback transactions were amended to extend the due date. The outstanding balance of finance obligations related to sale/leaseback transactions at December 31, 2018 was $81.9 million.

Future minimum lease payments under noncancelable finance leases related to sale/leaseback transactions (with initial or remaining lease terms in excess of one year) as of December 31, 2018 are (in thousands):

2019	$59,151
2020	6,722
2021	6,722
2022	4,975
2023	3,166
2024 and thereafter	16,154
Total future minimum lease payments	96,890
Less imputed lease interest	(14,986)
Total lease liabilities	$81,904

Finance lease costs include amortization of the right of use assets (i.e. depreciation expense) and interest on lease liabilities (i.e. interest and other expense, net in the consolidated statement of operations). Finance lease costs for the year ended December 31, 2018 is (in thousands):

Year ended
December 31, 2018
Amortization of right of use asset	$7,549
Interest on finance obligations	6,908
Total finance lease cost	$14,457

Right of use assets obtained in exchange for new finance lease liabilities were $2.2 million for the year ended December 31, 2018.

The Company has a finance lease associated with its property and equipment in Latham, New York.  Liabilities relating to this agreement of $2.5 million has been recorded as a finance obligation, in the accompanying consolidated balance sheet as of December 31, 2018.  Upon the adoption of ASC 842, the Company reclassified property and equipment of $1.5 million, subject to a finance lease, to right of use assets.

Other information related to the finance leases is presented in the following table.

Year ended
December 31, 2018
Cash payments	$33,715
Weighted average remaining lease term (years)	3.17
Weighted average discount rate	11.8%

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $34.3 million is required to be restricted as security and will be released over the lease term. The Company also has certain letters of credit backed by security deposits totaling $36.8 million that are security for the above noted sale/leaseback agreements.

The Company also has letters of credit in the aggregate amount of $0.5 million at December 31, 2018 associated with a finance obligation from the sale/leaseback of its building. Cash collateralizing this letter of credit is also considered restricted cash.

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

Based on studies of the changes in ownership of the Company, it has been determined that an IRC Section 382 ownership change occurred in 2013 that limited the amount of pre-change net operating losses that can be used in future years to $13.5 million.  These net operating loss carryforwards will expire, if unused, at various dates from 2020 through 2033.    Net operating losses of $195.4 million incurred after the most recent ownership change are not subject to IRC Section 382 and are available for use in future years.  Accordingly, the Company's deferred tax assets include $208.8 million of U.S. net operating loss carryforwards.  The net operating loss carryforwards available at December 31, 2018, include $42.2 million of net operating loss that was generated in 2018 that does not expire.  The remainder, if unused, will expire at various dates from 2032 through 2037.

Approximately $1.9 million of research credit carryforwards generated after the most recent IRC Section 382 ownership change are included in the Company's deferred tax assets. Due to limitations under IRC Section 382, research credit carryforwards existing prior to the most recent IRC Section 382 ownership change will not be used and are not reflected in the Company's gross deferred tax asset at December 31, 2018.  The remaining credit carryforwards will expire during the periods 2033 through 2038.

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act makes broad and complex changes to the U.S. tax code including a reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent effective for the 2018 tax year.  Accordingly, federal deferred tax assets were adjusted in 2017 by $42.5 million to reflect the reduction in tax rates. Also, in 2017 the valuation allowance was reduced by $42.5 million resulting in no change to the net deferred tax asset.  The deferred tax asset adjustments reduced the tax benefit of the current year losses by 33.5% as shown in the effective tax rate schedule.  The valuation allowance rate impact includes an offsetting 33.5% for the tax rate reduction resulting in no change to the provision for income taxes.

Contractual Obligations

Contractual obligations as of December 31, 2018, under agreements with non‑cancelable terms are as follows (in thousands):

	Total	<1 year	1 - 3 Years	3 - 5 Years	> 5 Years
Operating lease obligations(A)	$70,915	$12,865	$30,871	$16,077	11,102
Finance lease obligations(B)	84,412	55,697	11,101	7,609	10,005
Other finance obligations(C)	37,013	5,702	13,233	10,165	7,913
Purchase obligations(D)	5,099	5,075	16	8	—
Long-term debt(E)	16,936	16,803	78	55	—
	$214,375	$96,142	$55,299	$33,859	$29,020

(A)

The Company has several non‑cancelable operating leases that generally have six to seven year terms, primarily associated with sale/leaseback transactions and are partially secured with restricted cash. In addition, under a limited number of arrangements, the Company provides its products and services to customers in the form of a PPA that generally have six to seven year terms. The Company accounts for these non‑cancelable sale/leaseback transactions as operating leases in accordance with Accounting Standards Codification (ASC) Subtopic 842,  Leases, which was early adopted in 2018. The liability recognized on the consolidated balance sheet is presented within finance obligations.  See Note 18, Commitments and Contingencies, to the Consolidated Financial Statements for more detail.

(B)

During the years ended December 31, 2017 and 2016, the Company entered into a series of project financings, which are accounted for as finance leases and reported as part of the finance obligations on the Company’s consolidated balance sheet. These obligations are secured with restricted cash.    The Company also has a finance obligation related to a sale/leaseback transaction involving its building.

(C)	The Company has received cash for future services to be performed associated with certain sale/leaseback transactions, which was treated as a finance obligation.

(D)

The Company has purchase obligations related to inventory build to meet its sales plan, stack and stack components for new units and servicing existing ones, and the maintenance of its building and storage of documents.

(E)	The Company has entered into a long-term debt agreement with NY Green Bank. Principal and interest payments will be made using the proceeds from the release of restricted cash.

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

When sold to customers, the Company accounts for each distinct performance obligation of these arrangements as a separate unit of accounting if the delivered item or items have value to the customer on a standalone basis and meet the “distinct” criteria. There are two ways that a good or service that is promised to a customer is distinct: a) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer; b) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). The Company allocates revenue to each distinct performance obligation based on its relative stand-alone selling price. For GenDrives and related services as well as hydrogen infrastructure services, the Company determines relative stand-alone selling prices using its historical data. For hydrogen infrastructure, an observable approach for similar products in the market is used. Specifically, the Company generally uses an expected cost-plus margin approach in determining its list prices with this data also being used in the determination of stand-alone selling prices.

Once relative stand-alone selling prices are determined, the Company proportionately allocates the transaction price to each distinct performance obligation within the customer  arrangement. The allocated transaction price related to fuel cell systems, spare parts and hydrogen infrastructure is recognized as revenue at a point in time which usually occurs at shipment (and occasionally upon delivery) for fuel cells and spare parts and upon customer acceptance for hydrogen infrastructure, depending on the terms of the arrangement, the point  at which transfer of control passes to the customer and the performance obligation has been satisfied.    Due to unpredictability of the Company’s revenue profile, as well as fleet dynamics, the allocated transaction price related to service and maintenance is recognized as revenue on a straight-line basis over the expected service period.  When fuel cell systems and related infrastructure are provided to customers through a PPA, revenues associated with these agreements are treated as rental income and recognized on a straight-line basis over the life of the agreements.

In addition to the above listed performance obligations, the Company also recognizes revenue from tank rentals and fuel deliveries. Both of these promised goods/services are considered stand-alone performance obligations and revenue is recognized at a point in time, when the goods/services are provided.

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

In a vast majority of its commercial transactions, the Company sells extended maintenance contracts that generally provide for a five to ten year warranty from the date of product installation. These types of contracts are accounted for as a separate performance obligation, and accordingly, revenue generated from these transactions is deferred and recognized in income over the warranty period, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract.

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

The Company purchases hydrogen fuel from suppliers in certain cases (or produces hydrogen onsite) and sells to its customers upon delivery.  Revenue and cost of revenue related to this fuel is recorded as dispensed, and included in the respective “Fuel delivered to customers” lines on the accompanying consolidated statements of operations.

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

Equity Instruments

Common stock warrants that meet certain applicable requirements of ASC Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and other related guidance, including the ability of the Company to settle the warrants without the issuance of registered shares or the absence of rights of the holder to require cash settlement, are accounted for as equity instruments. The Company classifies these equity instruments within additional paid-in capital on the accompanying consolidated balance sheets. Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon and Walmart.  These warrants are remeasured at each financial reporting date prior to vesting, using the Monte Carlo pricing model.  Once these warrants vest, they are no longer remeasured.  This pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in fair value resulting from remeasurement of common stock warrants issued in connection with the Amazon Transaction Agreement and the Walmart Transaction Agreement are recorded as cumulative catch up adjustments as a reduction of revenue.  There was no expected dividend yield for the warrants granted.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2018, the Company early adopted ASC Topic 842, as amended, effective January 1, 2018 and elected the available practical expedients. This adoption had a material impact on the Company’s consolidated statements of operations in that it allowed the Company to recognize gross profit on sale/leaseback transactions of $16.4 million.  The previous accounting standard only allowed revenue on sale/leaseback transactions to be recognized up to the amount of cost of goods sold and gross profit was deferred.  Under ASC Topic 842, revenue can be recognized in full.  Another impact from the adoption of ASC Topic 842 was the recognition of right of use assets and finance obligations for operating leases on the consolidated balance sheet, as well as expanded disclosures. The table below summarizes the impact of this initial adoption to the consolidated balance sheet as of January 1, 2018 (in thousands):

Recognition of right of use asset	$34,416
Decrease in accrued expenses	385
Recognition of finance obligation	(34,161)
Decrease in prepaid expenses and other assets	(3,229)
Decrease in leased property, net of accumulated depreciation	(563)
Increase in accumulated deficit	3,487

In addition, the consolidated statements of operations for the year ended December 31, 2018 was impacted by a decrease of depreciation expenses of $0.3 million. See Note 18, Commitments and Contingencies to the Consolidated Financial Statements for gross profit recognized on sale/leaseback transactions accounted for under ASC Topic 842.

In June 2014, an accounting update, ASC Topic 606, Revenue from Contracts with Customers, was issued that replaces the existing revenue recognition framework regarding contracts with customers. The Company adopted this accounting update as of January 1, 2018. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The Company did not experience a significant effect on the timing and amount of revenue recognized or the amount of revenue allocated to the identified performance obligations. There is an insignificant amount of historical contract acquisition costs that were expensed under prior guidance and were not capitalized upon adoption of ASC Topic 606. However, in subsequent periods, contract acquisition costs are capitalized in accordance with ASC Topic 606.

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

In November 2016, an accounting update was issued to reduce the existing diversity in the classification and presentation of changes in restricted cash on the statements of cash flows. This accounting update was adopted retrospectively by the Company on January 1, 2018. The adoption of this update impacts the cash flows from financing activities due to the change in the presentation of restricted cash within the consolidated statements of cash flows. Net cash flows from financing activities and change in cash and cash equivalents, which now includes restricted cash, decreased by $11.4 million for the year ended December 31, 2017 and increased by $6.8 million for the year ended December 31, 2016.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In November 2018, an accounting update was issued to clarify the interaction between ASC Topic 808, Collaborative Arrangements, and Topic 606. Adoption of this update is effective for all reporting periods beginning after December 15, 2019. The Company is evaluating the impact this update will have on the consolidated financial statements.

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

In June 2018, an accounting update was issued to simplify the accounting for nonemployee share-based payment transactions  resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606.  The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606. The Company does not believe this update will have a material effect on the consolidated financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

From time to time, we may invest our cash in government, government backed and interest‑bearing investment‑grade securities that we generally hold for the duration of the term of the respective instrument. Aside from convertible note hedges described in Item 1A Risk Factors, and the Capped Call and Common Stock Forward described in Item 7 Liquidity and Capital Resources, we do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. We are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. We believe market risk related to the note hedges is insignificant.

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

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, assessed as of December 31, 2018 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018 based on the specified criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which is included in Item 8 of this Annual Report on Form 10‑K and incorporated herein by reference.

(c)	Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a)Directors

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

(b)Executive Officers

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

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

Item 11.  Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table gives information as of December 31, 2018, about the shares of Common Stock that may be issued upon the exercise of options and restricted stock under the Company’s 1999 Stock Option and Incentive Plan, as amended (1999 Stock Option Plan), and the Company’s 2011 Stock Option and Incentive Plan (2011 Stock Option Plan).

Equity Compensation Plan Information

				Number of shares
				remaining for future
	Number of shares to be		Weighted average	issuance under equity
	issued upon exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding shares
	warrants and rights		warrants and rights	reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	22,496,058	(1)	$2.25	2,314,830	(2)
Equity compensation plans not approved by security holders	1,808,439	(3)	$2.49	—
Total	24,304,497			2,314,830

(1)

Represents 368,489 outstanding options issued under the 1999 Stock Option Plan, 19,780,222 outstanding options issued under the 2011 Stock option Plan and 2,347,347 shares of restricted stock issued under the 2011 Stock Option Plan.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

Item 14.  Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

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

Date: March  12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANDREW MARSH	President, Chief Executive Officer and Director	March 12, 2019
Andrew Marsh	(Principal Executive Officer)

/s/ PAUL B. MIDDLETON	Chief Financial Officer	March 12, 2019
Paul B. Middleton	(Principal Financial Officer)

/s/ MARTIN D. HULL	Controller & Chief Accounting Officer	March 12, 2019
Martin D. Hull	(Principal Accounting Officer)

/s/ LUCAS P. SCHNEIDER	Director	March 12, 2019
Lucas P. Schneider

/s/ MAUREEN O. HELMER	Director	March 12, 2019
Maureen O. Helmer

/s/ JONATHAN SILVER	Director	March 12, 2019
Jonathan Silver

/s/ GREGORY L. KENAUSIS	Director	March 12, 2019
Gregory L. Kenausis

/s/ GEORGE C. MCNAMEE	Director	March 12, 2019
George C. McNamee

/s/ GREGORY B. GRAVES	Director	March 12, 2019
Gregory B. Graves

/s/ JOHANNES MINHO ROTH	Director	March 12, 2019
Johannes Minho Roth

/s/ GARY K. WILLIS	Director	March 12, 2019
Gary K. Willis

EXHIBIT INDEX

Exhibit No.	Description

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

3.10

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series E Redeemable Convertible Preferred Stock (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on November 2, 2018 and incorporated by reference herein)

4.1

Specimen certificate for shares of common stock, $.01 par value, of Plug Power Inc. (filed as Exhibit 4.1 to Plug Power Inc.’s Registration Statement on Form S-1 (File Number 333-86089) and incorporated by reference herein)

4.2

Shareholder Rights Agreement, dated as of June 23, 2009, between Plug Power Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent. (filed as Exhibit 4.1 to Plug Power Inc.’s Registration Statement on Form 8-A filed on June 24, 2009 and incorporated by reference herein)

4.3

Amendment No. 1, effective as of May 6, 2011, to Shareholder Rights Agreement between Plug Power Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 6, 2011 and incorporated by reference herein)

4.4

Amendment No. 2, effective as of March 16, 2012, to Shareholder Rights Agreement between Plug Power Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on March 19, 2012 and incorporated by reference herein)

4.5

Amendment No. 3, effective as of March 23, 2012, to Shareholder Rights Agreement between Plug Power Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on March 26, 2012 and incorporated by reference herein)

4.6

Amendment No. 4, effective as of February 12, 2013, to Shareholder Rights Agreement between Plug Power Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on February 13, 2013 and incorporated by reference herein)

4.7

Amendment No. 5, effective as of May 8, 2013, to Shareholder Rights Agreement between Plug Power Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 8, 2013 and incorporated by reference herein)

4.8

Amendment No. 6, effective as of December 16, 2016, to Shareholder Rights Agreement between Plug Power Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (filed as Exhibit 4.7 to Plug Power Inc.’s Registration Statement on Form 8-A/A filed on December 21, 2016 and incorporated by reference herein)

4.9

Amendment No. 7, effective as of April 4, 2017, to Shareholder Rights Agreement between Plug Power Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (filed as Exhibit 4.2 to Plug Power Inc.’s Current Report on Form 8-K filed on April 5, 2017 and incorporated by reference herein)

4.10

Amendment No. 8, effective as of July 20, 2017, to Shareholder Rights Agreement between Plug Power Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (filed as Exhibit 4.2 to Plug Power Inc.’s Current Report on Form 8-K filed on July 21, 2017 and incorporated by reference herein)

4.11

Warrant to Purchase Common Stock, issued April 4, 2017, between Plug Power Inc. and Amazon.com NV Investment Holdings LLC (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 5, 2017 and incorporated by reference herein)

4.12

Warrant to Purchase Common Stock, issued April 12, 2017, between Plug Power Inc. and Tech Opportunities LLC (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 12, 2017 and incorporated by reference herein)

4.13

Warrant to Purchase Common Stock, issued July 20, 2017, between Plug Power Inc. and Wal-Mart Stores, Inc. (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 21, 2017 and incorporated by reference herein)

4.14

Indenture, dated as of March 27, 2018, between Plug Power Inc., and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on March 28, 2018 and incorporated by reference herein)

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

10.10#	Amended and Restated 2011 Stock Option and Incentive Plan (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 25, 2014 and incorporated by reference herein)

10.11#	Second Amended and Restated 2011 Stock Option and Incentive Plan. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on June 30, 2017 and incorporated by reference herein)

10.12#	Form of Incentive Stock Option Agreement (filed as Exhibit 10.2 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on August 11, 2011 and incorporated by reference herein)

10.13#	Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on August 11, 2011 and incorporated by reference herein)

10.14#

Form of Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.4 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on August 11, 2011 and incorporated by reference herein)

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

10.32	Form of Call Option Transaction Confirmation (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on March 28, 2018 and incorporated by reference herein)

10.33

Forward Stock Purchase Transaction Confirmation, dated as of March 22, 2018, between Plug Power Inc. and Morgan Stanley & Co, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on March 28, 2018 and incorporated by reference herein)

10.34

Securities Purchase Agreement dated as of November 1, 2018, among Plug Power Inc. and the buyers listed on the Schedule of Buyers therein (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on November 2, 2018 and incorporated by reference herein)

10.35

Registration Rights Agreement dated November 2, 2018, among Plug Power Inc. and the buyers party thereto (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on November 2, 2018 and incorporated by reference herein)

10.36

Fifth Limited Waiver dated November 1, 2018 to Amended and Restated Loan and Security Agreement, dated as of June 30, 2017, among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and NY Green Bank (filed as Exhibit 10.3 to Plug Power Inc.’s Current Report on Form 8-K filed on November 2, 2018 and incorporated by reference herein)

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

PLUG POWER INC.

/s/ ANDREW MARSH
By:
Andrew Marsh
President, Chief Executive Officer and Director

Date:  March  12, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Plug Power Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plug Power Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its accounting for leases in 2018 due to the adoption of the new lease standard, ASC Topic 842, Leases, as of January 1, 2018.

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

Albany, New York
March 13, 2019

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2018 and 2017

(In thousands, except share and per share amounts)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$38,602	$24,828
Restricted cash	17,399	13,898
Accounts receivable	37,347	24,179
Inventory	47,910	48,776
Prepaid expenses and other current assets	14,357	7,926
Total current assets	155,615	119,607

Restricted cash	54,152	29,329
Property, plant, and equipment, net	12,869	10,414
Leased property, net	146,751	87,065
Goodwill	9,023	9,445
Intangible assets, net	3,890	3,785
Other assets	8,026	11,165
Total assets	$390,326	$270,810

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,824	$42,362
Accrued expenses	7,864	10,595
Deferred revenue	12,055	8,630
Finance obligations	74,264	34,506
Current portion of long-term debt	16,803	18,762
Other current liabilities	560	866
Total current liabilities	146,370	115,721
Deferred revenue	28,021	25,809
Common stock warrant liability	105	4,391
Finance obligations	118,076	37,069
Convertible senior notes, net	63,247	—
Long-term debt	133	13,371
Other liabilities	18	94
Total liabilities	355,970	196,455

Redeemable preferred stock:
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: 2,620 at December 31, 2018 and 2017	709	709
Series E redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $35,000 at December 31, 2018 and none at December 31, 2017); Shares authorized: 35,000 at December 31, 2018 and none at December 31, 2017; Issued and outstanding: 35,000 at December 31, 2018 and none at December 31, 2017	30,934	—
Stockholders’ equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued (including shares in treasury): 234,160,661 at December 31, 2018 and 229,073,517 at December 31, 2017	2,342	2,291
Additional paid-in capital	1,289,714	1,250,899
Accumulated other comprehensive income	1,584	2,194
Accumulated deficit	(1,260,290)	(1,178,636)
Less common stock in treasury: 15,002,663 at December 31, 2018 and 587,151 at December 31, 2017	(30,637)	(3,102)
Total stockholders’ equity	2,713	73,646
Total liabilities, redeemable preferred stock, and stockholders’ equity	$390,326	$270,810

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2018, 2017 and 2016

(In thousands, except share and per share amounts)

	2018	2017	2016
Net revenue:
Sales of fuel cell systems and related infrastructure	$107,292	$62,631	$39,985
Services performed on fuel cell systems and related infrastructure	22,002	16,202	17,347
Power Purchase Agreements	22,869	12,869	13,687
Fuel delivered to customers	22,469	8,167	10,916
Other	—	284	884
Net revenue	174,632	100,153	82,819
Cost of revenue:
Sales of fuel cell systems and related infrastructure	84,439	54,815	29,543
Services performed on fuel cell systems and related infrastructure	23,698	19,814	19,071
Provision for loss contracts related to service	—	—	(1,071)
Power Purchase Agreements	36,161	31,292	16,601
Fuel delivered to customers	27,712	22,013	13,864
Other	—	308	865
Total cost of revenue	172,010	128,242	78,873

Gross profit (loss)	2,622	(28,089)	3,946

Operating expenses:
Research and development	33,907	28,693	21,177
Selling, general and administrative	38,198	45,010	34,288
Total operating expenses	72,105	73,703	55,465

Operating loss	(69,483)	(101,792)	(51,519)

Interest and other expense, net	(22,135)	(10,100)	(10,704)
Change in fair value of common stock warrant liability	4,286	(15,188)	4,344

Loss before income taxes	$(87,332)	$(127,080)	$(57,879)

Income tax benefit	9,217	—	392

Net loss attributable to the Company	$(78,115)	$(127,080)	$(57,487)

Preferred stock dividends declared and accretion of discount	(52)	(3,098)	(104)
Net loss attributable to common shareholders	$(78,167)	$(130,178)	$(57,591)
Net loss per share:
Basic and diluted	$(0.36)	$(0.60)	$(0.32)
Weighted average number of common shares outstanding	218,882,337	216,343,985	180,619,860

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31, 2018, 2017 and 2016

(In thousands)

	2018	2017	2016

Net loss attributable to the Company	$(78,115)	$(127,080)	$(57,487)
Other comprehensive (loss) income - foreign currency translation adjustment	(610)	1,947	(551)
Comprehensive loss	$(78,725)	$(125,133)	$(58,038)

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2018, 2017 and 2016

(In thousands, except share amounts)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2015	180,567,444	$1,806	$1,118,917	$798	479,953	$(2,909)	$(993,876)	$124,736
Net loss attributable to the Company	—	—	—	—	—	—	(57,487)	(57,487)
Other comprehensive loss	—	—	—	(551)	—	—	—	(551)
Stock-based compensation	105,479	1	9,289	—	—	—	—	9,290
Stock dividend	66,061	1	103	—	—	—	(104)	—
Public offerings, common stock, net	10,400,000	104	8,824	—	—	—	—	8,928
Stock option exercises	465,111	4	98	—	102,375	(182)	—	(80)
Exercise of warrants	119,879	1	251	—	—	—	—	252
December 31, 2016	191,723,974	$1,917	$1,137,482	$247	582,328	$(3,091)	$(1,051,467)	$85,088
Net loss attributable to the Company	—	—	—	—	—	—	(127,080)	(127,080)
Other comprehensive income	—	—	—	1,947	—	—	—	1,947
Stock-based compensation	148,077	1	9,208	—	—	—	—	9,209
Stock dividend	54,130	1	88	—	—	—	(89)	—
Public offerings, common stock, net	10,170,759	102	22,890	—	—	—	—	22,992
Conversion of preferred stock, Series D	9,548,393	95	7,683	—	—	—	—	7,778
Conversion of preferred stock, Series C	2,772,518	28	416	—	—	—	—	444
Stock option exercises	154,166	2	106	—	4,823	(11)	—	97
Exercise of warrants, net of warrants issued	14,501,500	145	39,713	—	—	—	—	39,858
Provision for common stock warrants	—	—	36,322	—	—	—	—	36,322
Accretion of discount	—	—	(3,009)	—	—	—	—	(3,009)
December 31, 2017	229,073,517	$2,291	$1,250,899	$2,194	587,151	$(3,102)	$(1,178,636)	$73,646
Net loss attributable to the Company	—	—	—	—	—	—	(78,115)	(78,115)
Cumulative effect from adoption of ASC 842	—	—	—	—	—	—	(3,487)	(3,487)
Other comprehensive loss	—	—	—	(610)	—	—	—	(610)
Stock-based compensation	741,216	8	8,763	—	—	—	—	8,771
Stock dividend	29,762	—	52	—	—	—	(52)	—
Public offerings, common stock, net	3,804,654	38	6,978	—	—	—	—	7,016
Stock option exercises	511,412	5	168	—	17,606	(35)	—	138
Equity component of convertible senior notes, net of issuance costs and income tax benefit	—	—	28,664	—	—	—	—	28,664
Purchase of capped call	—	—	(16,000)	—	—	—	—	(16,000)
Purchase of common stock forward	—	—	—	—	14,397,906	(27,500)	—	(27,500)
Exercise of warrants	100	—	—	—	—	—	—	—
Provision for common stock warrants	—	—	10,190	—	—	—	—	10,190
December 31, 2018	234,160,661	$2,342	$1,289,714	$1,584	15,002,663	$(30,637)	$(1,260,290)	$2,713

See accompanying notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2018, 2017 and 2016

(In thousands)

	2018	2017	2016
Operating Activities
Net loss attributable to the Company	$(78,115)	$(127,080)	$(57,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	11,014	9,190	4,650
Amortization of intangible assets	693	593	590
Stock-based compensation	8,771	9,209	9,290
Provision for bad debts and other assets	1,626	250	—
Amortization of debt issuance costs and discount on convertible senior notes	6,347	770	1,760
Provision for common stock warrants	10,190	36,360	—
Loss on disposal of leased property	—	—	41
Provision for loss contracts related to service	—	—	(1,071)
Change in fair value of common stock warrant liability	(4,286)	15,188	(4,344)
Income tax benefit	(9,217)	—	(392)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(14,398)	(9,951)	9,280
Inventory	19,041	(18,836)	2,812
Prepaid expenses, and other assets	(4,654)	2,157	(2,386)
Accounts payable, accrued expenses, and other liabilities	(10,266)	11,430	11,164
Accrual for loss contracts related to service	—	(752)	(8,227)
Deferred revenue	5,637	11,290	4,684
Net cash used in operating activities	(57,617)	(60,182)	(29,636)
Investing Activities
Purchases of property, plant and equipment	(5,142)	(4,090)	(2,743)
Purchase of intangible asset	(929)	—	—
Purchases for construction of leased property	(13,501)	(40,273)	(55,332)
Net cash used in investing activities	(19,572)	(44,363)	(58,075)
Financing Activities
Proceeds from exercise of warrants, net of transaction costs	—	17,636	111
Proceeds from issuance of preferred stock and warrant, net of transaction costs	30,934	—	15,594
Purchase of treasury stock	—	—	(182)
Proceeds from public offerings, net of transaction costs	7,195	22,992	11,940
Proceeds from exercise of stock options	138	97	102
Payments for redemption of preferred stock	—	(3,700)	—
Proceeds from issuance of convertible senior notes, net	95,856	—	—
Purchase of capped call and common stock forward	(43,500)	—	—
Proceeds from short-term borrowing, net of transaction costs	—	—	23,673
Principal payments on short-term borrowing	—	—	(25,000)
Proceeds from borrowing of long-term debt, net of transaction costs	—	20,147	47,400
Principal payments on long-term debt	(16,190)	(12,292)	(25,000)
Proceeds from sale/leaseback transactions accounted for as finance obligations	76,175	45,368	32,715
Repayments of finance obligations	(31,264)	(18,632)	(4,681)
Net cash provided by financing activities	119,344	71,616	76,672
Effect of exchange rate changes on cash	(57)	348	(121)
Increase (decrease) in cash, cash equivalents and restricted cash	42,098	(32,581)	(11,160)
Cash, cash equivalents, and restricted cash beginning of period	68,055	100,636	111,796
Cash, cash equivalents, and restricted cash end of period	$110,153	$68,055	$100,636

Supplemental disclosure of cash flow information
Cash paid for interest	$13,057	$8,791	$8,263

Summary of non-cash investing and financing activity
Recognition of right of use asset	$79,057	$—	$—
Net transfers between inventory, leased assets and property, plant and equipment	18,175	—
Conversion of preferred stock to common stock	—	8,222	—
Issuance of common stock for acquisitions	—	—	14,459

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

GenFuel:  GenFuel is our hydrogen fueling delivery, generation, storage and dispensing system;

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

Notes to Consolidated Financial Statements (Continued)

Liquidity

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased to customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customers’ hydrogen infrastructure as well as delivery of the hydrogen fuel,  continued development and expansion of our products, payment of lease/financing obligations under sale/leaseback financings, and the repayment or refinancing of our long-term debt. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining and expanding positive gross margins across all product lines; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of developing marketing and distribution channels; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers and to repay or refinance our long-term debt, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $78.2 million, $130.2 million and $57.6 million for the years ended December 31, 2018, 2017, and 2016, respectively, and has an accumulated deficit of $1.3 billion at December 31, 2018.

During the year ended December 31, 2018, cash used in operating activities was $57.6 million, consisting primarily of a net loss attributable to the Company of $78.1 million, offset by the impact of noncash charges of $25.1 million, and net outflows from fluctuations in working capital and other assets and liabilities of $4.6 million. The changes in working capital primarily were related to reduction of inventory and an increase in deferred revenue offset by increases in accounts receivable and prepaid expenses, and a decrease in accounts payable, accrued expenses, and other liabilities. As of December 31, 2018, we had cash and cash equivalents of $38.6 million and net working capital of $9.2 million. By comparison, at December 31, 2017, we had cash and cash equivalents of $24.8 million and net working capital of $3.9 million.

Net cash used in investing activities for the year ended December 31, 2018, totaled $19.6 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the year ended December 31, 2018 totaled $119.3 million and primarily resulted from net proceeds of $52.4 million from the issuance of Convertible Senior Notes, net of purchases of a capped call and a common stock forward, $30.9 million from the issuance of  preferred stock and a $44.9 million net increase in finance obligations, offset by $16.2 million of principal payments on long-term debt.

In March 2018, we issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due in 2023 (Convertible Senior Notes). The total net proceeds from this offering, after considering costs of the issuance, were approximately $95.9 million. Approximately $43.5 million of the proceeds were used for the cost of a capped call and a common stock forward, both of which are hedges related to the Convertible Senior Notes. The remaining net proceeds from the Convertible Senior Notes were or will be used for general corporate purposes, including working capital.

Notes to Consolidated Financial Statements (Continued)

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  In connection with certain operating leases, the financial institutions required the Company to maintain cash balances in restricted accounts securing the Company’s finance obligations. Cash received from customers under the PPAs is used to make payments against our finance obligations. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements at December 31, 2018 is  $82.2 million, which have been partially secured with restricted cash, security deposits and pledged service escrows of $80.4 million.

The Company has a master lease agreement with Wells Fargo (Wells Fargo MLA) to finance the Company’s commercial transactions with Walmart.  The Wells Fargo MLA was entered into in 2017 and amended in 2018. Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites under lease agreements with Walmart. The total remaining lease payments to Wells Fargo was $67.5 million at December 31, 2018. Transactions completed under the Wells Fargo MLA in 2018 were accounted for as operating leases and therefore recognized as revenue for the year ended December 31, 2018. Transactions completed under the Wells Fargo MLA in 2017 were accounted for as capital leases. The difference in lease classification is due to changes in financing terms and their bearing on lease assessment criteria. Also included in the remaining lease payments to Wells Fargo is a sale/leaseback transaction in 2015 that was accounted for as an operating lease.  In connection with the Wells Fargo MLA, the Company has a customer guarantee for a majority of the transactions. The Wells Fargo transactions in 2018 required a letter of credit for the unguaranteed portion totaling $20.1 million.

In November 2018, the Company completed a private placement of an aggregate of 35,000 shares of the Company’s Series E Convertible Preferred Stock, par value $0.01 per share (Series E Preferred Stock), resulting in net proceeds of approximately $30.9 million.

We have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings, long-term debt and project financing, and recently with Convertible Senior Notes.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity offerings, will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions. Additionally, the Company has other capital sources available, including the At Market Issuance Sales Agreement discussed further below.

As of December 31, 2018, the Company has approximately $91.1 million of finance obligations and long-term debt classified as current liabilities, approximately $50.0 million of which is due in the second quarter of 2019.  The Company is in the process of negotiating a refinance of a majority of these current liabilities with its primary lender in order to consolidate some of these facilities and extend the repayment schedule.  Should the Company not come to an agreement with this lender, it will need to seek an extension and other capital sources in the near term, such as debt facilities with other lenders and/or equity solutions, which may include the At Market Issuance Sales Agreement.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Leases

The Company is a lessee in several noncancelable (1) operating leases, primarily related to sale/leaseback transactions with financial institutions for deployment of the Company’s products at certain customer sites, and (2) finance leases, also primarily related to sale/leaseback transactions with financial institutions for similar commercial

Notes to Consolidated Financial Statements (Continued)

purposes.  The Company accounts for leases in accordance with ASC Topic 842, Leases (ASC Topic 842). See Recently Adopted Accounting Standards, as the Company has early adopted ASC Topic 842 in 2018.

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

ROU assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. No impairment losses have been recognized to date.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset.

Operating and finance lease ROU assets are presented within leased property, net on the consolidated balance sheet. The current portion of operating and finance lease liabilities is included in finance obligations within current liabilities and the long-term portion is presented in finance obligations within noncurrent liabilities on the consolidated balance sheet.

Notes to Consolidated Financial Statements (Continued)

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

Adoption of ASC Topic 842 - Transition Approach

As discussed in Recent Accounting Pronouncements, effective January 1, 2018, the Company early adopted ASC Topic 842.  Further, ASU 2018-11 was issued in July 2018, which allowed for a modified retrospective basis of accounting for the transition.  The Company selected this transition method and, therefore, restatement of prior period consolidated financial statements or presentation of comparative disclosures is not necessary.

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

Revenue is measured based on the transaction price specified in a contract with a customer, subject to the allocation of the transaction price to distinct performance obligations as discussed below. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

The Company accounts for each distinct performance obligation of within its arrangements as a distinct unit of accounting if the items under the performance obligation have value to the customer on a standalone basis. The Company considers a performance obligation to be distinct and have a standalone value if the customer can benefit from the good or service either on its own or together with other resources readily available to the customer and the Company’s promise to transfer the goods or service to the customer is separately identifiable from other promises in the contract. The Company allocates revenue to each distinct performance obligation based on relative standalone selling prices.

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

Notes to Consolidated Financial Statements (Continued)

Revenue from sales of fuel cell systems and related infrastructure represents sales of our GenDrive units, GenSure stationary backup power units, as well as hydrogen fueling infrastructure.

The Company considers comparable list prices, as well as historical average pricing approaches to determine stand-alone selling prices.  Once relative standalone selling prices are determined, the Company proportionately allocates the transaction price to each performance obligation within the customer arrangement. The allocated transaction price related to fuel cell systems, spare parts and hydrogen infrastructure is recognized as revenue at a point in time which usually occurs at shipment (and occasionally upon delivery) for fuel cells and spare parts and upon customer acceptance for hydrogen infrastructure, depending on the terms of the arrangement, the point  at which transfer of control passes to the customer and the performance obligation has been satisfied.

(ii)Services performed on fuel cell systems and related infrastructure

Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. The transaction price allocated to services as discussed above is generally recognized as revenue over time on a straight-line basis over the expected service period.

In substantially all of its commercial transactions, the Company sells extended maintenance contracts that generally provide for a five to ten year service period from the date of product installation. Services include monitoring, technical support, maintenance and services that provide for 97-98% uptime of the fleet. These services are accounted for as a separate performance obligation, and accordingly, revenue generated from these transactions, subject to the proportional allocation of transaction price, is deferred and recognized in income over the term of the contract, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract. Sales of spare parts are included within service revenue on the accompanying consolidated statements of operations. When costs are projected to exceed revenues over the life of the contract, an accrual for loss contracts is recorded.  Costs are estimated based upon historical experience and consider the estimated impact of the Company’s cost reduction initiatives.  The actual results may differ from these estimates.

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

Certain of the Company’s sale/leaseback transactions with third-party financial institutions are required to be accounted for as financing leases.  As a result, no upfront revenue was recognized at the closing of these transactions and a finance obligation for each lease was established.  The fuel cell systems and related infrastructure that are provided to customers through these PPAs are considered leased property on the accompanying consolidated balance sheet.  Costs to service the leased property, depreciation of the leased property, and other related costs are considered cost of PPA revenue

Notes to Consolidated Financial Statements (Continued)

on the accompanying consolidated statements of operations.  Interest cost associated with finance leases is presented within interest and other expense, net on the accompanying consolidated statement of operations.

The Company also has sale/leaseback transactions with financial institutions, which were required to be accounted for as an operating lease. The Company has rental expense associated with these sale/leaseback agreements with financial institutions.  Rental expense is recognized on a straight-line basis over the life of the agreements and is characterized as cost of PPA revenue on the accompanying consolidated statements of operations.

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

The Company purchases hydrogen fuel from suppliers in certain cases (and produces hydrogen onsite) and sells to its customers upon delivery.  Revenue and cost of revenue related to this fuel is recorded as dispensed, and is included in the respective “Fuel delivered to customers” lines on the consolidated statements of operations.

Contract costs

The Company expects that incremental commission fees paid to employees as a result of obtaining sales contracts are recoverable and therefore the Company capitalizes them as contract costs.

Capitalized commission fees are amortized on a straight-line basis over the period of time over which the transfer of goods or services to which the assets relate occur, typically ranging from 5 to 10 years. Amortization of the capitalized commission fees is included in selling, general, and administrative expenses.

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

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2018 and 2017, cash equivalents consist of money market accounts. The Company’s cash and cash equivalents are deposited with financial institutions located in the U.S. and may at times exceed insured limits.

Common Stock Warrant Accounting

The Company accounts for common stock warrants as either derivative liabilities or as equity instruments depending on the specific terms of the respective warrant agreements.

Notes to Consolidated Financial Statements (Continued)

Derivative Liabilities

Registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We currently classify these derivative warrant liabilities on the consolidated balance sheet as a long-term liability, which are revalued at each balance sheet date subsequent to the initial issuance, using the Black-Scholes pricing model. This pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in the fair value of the warrants are reflected in the consolidated statements of operations as change in fair value of common stock warrant liability.

Accounts Receivable

Accounts receivable are stated at the amount billed or billable to customers and are ordinarily due between 30 and 60 days after the issuance of the invoice. Receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts and related receivable are reduced when the amount is deemed uncollectible.  As of December 31, 2018, and 2017, the allowance for doubtful accounts was $249 thousand.

Inventory

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, and net realizable value.  All inventory, including spare parts inventory held at service locations, is not relieved until the customer has received the product, at which time the risks and rewards of ownership have transferred.

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

Leased Property

Leased property primarily consists of the cost of assets deployed related to finance leases. Depreciation expense is recorded on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset, generally six to seven years, and is included in cost of revenue for PPAs in the accompanying consolidated statements of operations.

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

Notes to Consolidated Financial Statements (Continued)

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

The Company performs an impairment review of goodwill on an annual basis at December 1, and when a triggering event is determined to have occurred between annual impairment tests. For the years ended December 31, 2018, 2017, and 2016, the Company performed a qualitative assessment of goodwill for its single reporting unit based on multiple factors including market capitalization, and determined that it is not more likely than not that the fair value of its reporting unit is less than the carrying amount.

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

Equity Instruments

Common stock warrants that meet certain applicable requirements of ASC Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and other related guidance, including the ability of the Company to settle the warrants without the issuance of registered shares or the absence of rights of the grantee to require cash settlement, are accounted for as equity instruments. The Company classifies these equity instruments within additional paid-in capital on the accompanying consolidated balance sheets. Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon and Walmart as discussed in Note 13, Warrant Transaction Agreements.  These warrants are remeasured at each financial reporting date prior to vesting, using the Monte Carlo pricing model.  Once these warrants vest, they are no longer remeasured.  This pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in fair value resulting from remeasurement of common stock warrants issued in connection with the Amazon Transaction Agreement and the Walmart Transaction Agreement, as described in Note 13, Warrant Transaction Agreements and are recorded as cumulative catch up adjustments as a reduction of revenue.

Notes to Consolidated Financial Statements (Continued)

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

Stock-Based Compensation

The Company maintains employee stock-based compensation plans, which are described more fully in Note 15, Employee Benefit Plans.

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

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based upon the amount of compensation cost recognized and the Company's statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax return are recorded in the income statement. No tax benefit or expense for stock-based compensation has been recorded during the years ended December 31, 2018, 2017 and 2016 since the Company remains in a net operating loss (NOL) position.

Notes to Consolidated Financial Statements (Continued)

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

In the third quarter of 2018, it was determined that the presentation in our consolidated statements of operations of certain service arrangements and the amortization of the associated finance obligations had not been appropriately accounted for resulting in an overstatement of our revenue and cost of revenue.  This previous presentation resulted in a gross up of these line items and had no impact on our gross profit (loss) or net loss.  The Company corrected the 2017 and 2016 annual financial statements to be consistent with the current period presentation and will correct comparable financial information in future filings. The amount reclassified from revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for years ended December 31, 2017 and 2016 was $3.8 million and $3.6 million, respectively.  The amount reclassified from cost of revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for the years ended December 31, 2017 and 2016 was $3.1 million and $3.1 million, respectively.  The Company does not consider the impact of the prior period correction to be material to the prior period consolidated financial statements.

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

Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2018, the Company early adopted ASC Topic 842, as amended, effective January 1, 2018 and elected the available practical expedients. This adoption had a material impact on the Company’s consolidated statements of operations in that it allowed the Company to recognize gross profit on sale/leaseback transactions of $16.4 million.  The previous accounting standard only allowed revenue on sale/leaseback transactions to be recognized up to the amount of cost of goods sold and gross profit was deferred.  Under ASC Topic 842, revenue can be recognized in full.  Another impact from the adoption of ASC Topic 842 was the recognition of right of use assets and finance obligations for operating leases on the consolidated balance sheet, as well as expanded disclosures. The table below summarizes the impact of this initial adoption to the consolidated balance sheet as of January 1, 2018 (in thousands):

Recognition of right of use asset	$34,416
Decrease in accrued expenses	385
Recognition of finance obligation	(34,161)
Decrease in prepaid expenses and other assets	(3,229)
Decrease in leased property, net of accumulated depreciation	(563)
Increase in accumulated deficit	3,487

In addition, the consolidated statements of operations for the year ended December 31, 2018 was impacted by a decrease of depreciation expenses of $0.3 million. See Note 18, Commitments and Contingencies for gross profit recognized on sale/leaseback transactions accounted for under ASC Topic 842.

In June 2014, an accounting update, ASC Topic 606, Revenue from Contracts with Customers, was issued that replaces the existing revenue recognition framework regarding contracts with customers. The Company adopted this accounting update as of January 1, 2018. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The Company did not experience a significant effect on the timing and amount of revenue recognized or the amount of revenue allocated to the identified performance obligations. There is an insignificant amount of historical contract acquisition costs that were expensed under prior guidance and were not capitalized upon adoption of ASC Topic 606. However, in subsequent periods, contract acquisition costs are capitalized in accordance with ASC Topic 606.

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

In November 2016, an accounting update was issued to reduce the existing diversity in the classification and presentation of changes in restricted cash on the statements of cash flows. This accounting update was adopted retrospectively by the Company on January 1, 2018. The adoption of this update impacts the cash flows from financing activities due to the change in the presentation of restricted cash within the consolidated statements of cash flows. Net cash flows from financing activities and change in cash and cash equivalents, which now includes restricted cash, decreased by $11.4 million for the year ended December 31, 2017 and increased by $6.8 million for the year ended December 31, 2016.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In November 2018, an accounting update was issued to clarify the interaction between ASC Topic 808, Collaborative Arrangements, and Topic 606. Adoption of this update is effective for all reporting periods beginning after December 15, 2019. The Company is evaluating the impact this update will have on the consolidated financial statements.

In August 2018, an accounting update was issued to help entities evaluate the accounting for fees paid by a customer in cloud computing arrangement (hosting arrangement) by providing guidance for determining when the

Notes to Consolidated Financial Statements (Continued)

arrangement includes a software license. The amendments in this update are effective for public companies beginning after December 15, 2019. Early adoption of the amendments in this update are permitted. The Company is evaluating the adoption method and impact this update will have on the consolidated financial statements.

In June 2018, an accounting update was issued to simplify the accounting for nonemployee share-based payment transactions  resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606. The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606. The Company does not believe this update will have a material effect on the consolidated financial statements.

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

The following table provides the components of the calculations of basic and diluted earnings per share (in thousands, except share amounts):

	Year ended December 31,
	2018	2017	2016
Numerator:
Net loss attributable to common shareholders	$(78,167)	$(130,178)	$(57,591)
Denominator:
Weighted average number of common shares outstanding	218,882,337	216,343,985	180,619,860

Notes to Consolidated Financial Statements (Continued)

The dilutive potential common shares are summarized as follows:

	At December 31,
	2018	2017	2016
Stock options outstanding (1)	21,957,150	19,872,029	14,760,054
Restricted stock outstanding (2)	2,347,347	234,744	13,333
Common stock warrants (3)	115,824,142	115,824,242	14,501,600
Preferred stock (4)	17,933,591	2,782,075	17,490,078
Convertible Senior Notes (5)	43,630,020	-	-
Number of dilutive potential common shares	201,692,250	138,713,090	46,765,065

(1)	During the years ended December 31, 2018, 2017, and 2016, the Company granted 2,679,667, 5,485,863, and 3,702,500 stock options, respectively.

(2)	During the years ended December 31, 2018, 2017, and 2016, the Company granted 2,347,347, 234,744, and zero shares of restricted stock, respectively.

(3)

In February 2013, the Company issued 23,637,500 warrants as part of an underwritten public offering with an exercise price of $0.15 per warrant.  Of these warrants issued in February 2013, zero,  100 and 100 were unexercised as of December 31, 2018, 2017 and 2016.

In January 2014, the Company issued 4,000,000 warrants as part of an underwritten public offering with an exercise price of $4.00 per warrant.  In December 2016, as a result of additional public offerings, and pursuant to the effect of the anti-dilution provisions of these warrants, the exercise price of the $4.00 warrants was reduced to $0.65. Of these warrants issued in January 2014, all 4,000,000 warrants were exercised during the year ended December 31, 2017, as described in Note 11, Stockholders’ Equity.

In December 2016, the Company issued 10,501,500 warrants as part of two concurrent underwritten public offerings with an exercise price of $1.50 per warrant.  Of these warrants issued in December 2016, all 10,501,500 warrants were exercised during the year ended December 31, 2017, respectively, as described in Note 11, Stockholders’ Equity.

In April 2017, the Company issued 5,250,750 warrants with an exercise price of $2.69 per warrant, as described in Note 11, Stockholders’ Equity.  Of these warrants issued in April 2017, none have been exercised as of December 31, 2018.

In April 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 13, Warrant Transaction Agreements.  Of these warrants issued, none have been exercised as of December 31, 2018.

In July 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 13, Warrant Transaction Agreements. Of these warrants issued, none have been exercised as of December 31, 2018.

(4)

The preferred stock amount represents the dilutive potential common shares of the Series C, D and E redeemable convertible preferred stock, based on the conversion price of the preferred stock as of December 31, 2018, 2017 and 2016, respectively.  Of the 10,431 Series C redeemable preferred stock issued on May 16, 2013, 7,811 had been converted to common stock through December 31, 2017, with the remainder still outstanding.  Of the 18,500 Series D redeemable convertible preferred stock issued on December 22, 2016, 3,700 shares have been redeemed and the remaining 14,800 have been converted to common stock during the year ended December 31, 2017. On November 1, 2018, the Company issued 35,000 shares of Series E redeemable convertible preferred stock.  As of December 31, 2018, all Series E redeemable convertible preferred stock are outstanding.

(5)	In March 2018, the Company issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes. See Note 10, Convertible Senior Notes.

Notes to Consolidated Financial Statements (Continued)

4.  Inventory

Inventory as of December 31, 2018 and 2017 consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Raw materials and supplies - production locations	$32,941	$37,369
Raw materials and supplies - customer locations	6,755	5,482
Work-in-process	5,589	3,492
Finished goods	2,625	2,433
Inventory	$47,910	$48,776

5.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2018 and 2017 consists of the following (in thousands):

	December 31,	December 31,
	2018	2017
Land	$—	$90
Buildings	—	15,332
Building improvements	214	5,230
Software, machinery and equipment	27,058	21,350
Property, plant, and equipment	27,272	42,002
Less: accumulated depreciation	(14,403)	(31,588)
Property, plant, and equipment, net	$12,869	$10,414

Depreciation expense related to property, plant and equipment was  $2.6 million, $1.9 million, and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Upon the adoption of ASC 842, the Company reclassified property and equipment, subject to a finance lease, to right of use assets. See Note 18, Commitments and Contingencies – Finance Leases as Lessee.

6.  Leased Property

Leased property at December 31, 2018 and 2017 consists of the following (in thousands):

	December 31,	December 31,
	2018	2017
Right of use assets - operating	$76,747	$—
Right of use assets - finance	39,905	—
Capitalized costs of lessor assets	41,040	98,877
Less: accumulated depreciation	(10,941)	(11,812)
Leased property, net	$146,751	$87,065

Capitalized costs of lessor assets associated with finance leases have been reclassified to right of use assets upon the adoption of ASC 842. Depreciation expense related to leased property was $8.4 million,  $7.3 million, and $2.9 million the years ended December 31, 2018, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements (Continued)

7.  Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2018 are as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	9 years	$5,926	$(2,176)	$3,750
Customer relationships	10 years	260	(123)	137
Trademark	5 years	60	(57)	3
		$6,246	$(2,356)	$3,890

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

The change in the gross carrying amount and accumulated amortization of the acquired technology from December 31, 2017 to December 31, 2018 is due to the acquisition of intellectual property from American Fuel Cell LLC in April 2018, as well as changes attributed to foreign currency translation. As part of the agreement to acquire the intellectual property, the Company shall pay American Fuel Cell LLC milestone payments not to exceed $2.9 million in total, if certain milestones associated with the production of components related to the acquired technology are met before April 2021.

Amortization expense for acquired identifiable intangible assets for the years ended December 31, 2018, 2017, and 2016 was $0.7 million, $0.6 million, and $0.6 million, respectively. Estimated amortization expense for subsequent years is as follows (in thousands):

2019	$534
2020	498
2021	498
2022	498
2023	498
2024 and thereafter	1,364
Total	$3,890

8.  Accrued Expenses

Accrued expenses at December 31, 2018 and 2017 consist of (in thousands):

	2018	2017
Accrued payroll and compensation related costs	$2,150	$1,473
Accrued accounts payable	1,790	5,821
Accrued sales and other taxes	1,478	1,278
Accrued interest	1,605	—
Accrued litigation	—	1,076
Accrued other	841	947
Total	$7,864	$10,595

9.  Long-Term Debt

NY Green Bank Loan

The Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc., are parties to a loan and security agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank), providing for a secured term loan facility in the amount of $45.0 million (Term Loan Facility). The Term Loan Facility was initially entered in December 2016 and provided for a term loan of $25 million. The Term Loan Facility was amended in July 2017 to provide for an additional $20.0 million term loan, increasing the size of the total commitment to $45.0 million. The new Term Loan Facility will be repaid primarily as the Company’s various restricted cash reserves are released over the term of the facility. In June 2018, the timing and amount of the remaining principal payments were modified. On December 31, 2018, the outstanding principal balance under the Term Loan Facility was $17.2 million.

Advances under the Term Loan Facility bear interest at a rate equal to the sum of the LIBOR rate for the applicable interest period, plus applicable margin of 9.5%. The interest rate at December 31, 2018 was approximately 11.9%. The term of the loan is three years, with a maturity date of December 23, 2019. As of December 31, 2018, the remaining balance of $17.2 million is scheduled to be repaid during the year ending December 31, 2019.  These payments will be funded in part by restricted cash released, as described in Note 18, Commitments and Contingencies.

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

10.  Convertible Senior Notes

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

Notes to Consolidated Financial Statements (Continued)

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

We incurred transaction costs related to the issuance of the Convertible Senior Notes of approximately $4.1 million, consisting of initial purchasers' discount of approximately $3.2 million and other issuance costs of $0.9 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.4 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in stockholders’ equity.

The Convertible Senior Notes consist of the following at December 31, 2018 (in thousands):

Principal amounts:
Principal	$100,000
Unamortized debt discount (1)	(34,706)
Unamortized debt issuance costs (1)	(2,047)
Net carrying amount	$63,247
Carrying amount of the equity component (2)	$37,702
1)	Included in the consolidated balance sheet within Convertible senior notes, net and amortized over the remaining life of the Convertible senior notes using the effective interest rate method.

2)	Included in the consolidated balance sheet within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit of $9.2 million.

As of December 31, 2018, the remaining life of the Convertible Senior Notes is approximately 51 months.

Notes to Consolidated Financial Statements (Continued)

Based on the closing price of the Company’s common stock of  $1.24 on December 31, 2018, the if-converted value of the Convertible Senior Notes was less than the principal amount.

Capped Call

In conjunction with the issuance of the Convertible Senior Notes, the Company entered into capped call options (Capped Call) on the Company’s common stock with certain counterparties at a price of $16.0 million. The net cost incurred in connection with the Capped Call has been recorded as a reduction to additional paid-in capital in the consolidated balance sheet.

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

The net cost incurred in connection with the Common Stock Forward of $27.5 million has been recorded as an increase in treasury stock in the consolidated balance sheet.  The related shares were accounted for as a repurchase of common stock.

The fair values of the Capped Call and Common Stock Forward are not remeasured each reporting period.

9.

11.  Stockholders’ Equity

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

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $.01 per share. As of December 31, 2018 and 2017, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.  See Note 12, Redeemable Preferred Stock, for a description of the Company’s issued and outstanding Series C and E redeemable preferred stock.

Notes to Consolidated Financial Statements (Continued)

Common Stock and Warrants

The Company has one class of common stock, par value $0.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. There were 219,157,998 and 228,486,366 shares of common stock outstanding as of December 31, 2018 and 2017, respectively.

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

Pursuant to the exercised of the above warrants in 2017, additional paid-in capital was increased and warrant liability reduced by $27.1 million.

During 2013, the Company completed a series of underwritten public offerings. One of the underwritten public offerings included accompanying warrants to purchase common stock.  As of December 31, 2017 and 2016, 100 warrants with an exercise price of $0.15 per share, remained outstanding. During February 2018, the remaining 100 warrants were exercised.

During 2017, additional warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 13, Warrant Transaction Agreements.  At December 31, 2018 and 2017, in connection with these agreements, warrants to acquire 26,188,434 and  18,913,869 shares of common stock, respectively, have vested and are therefore exercisable.  These warrants are measured at fair value and are classified as equity instruments on the consolidated balance sheet.

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co., as sales agent (“FBR”), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million. Under the Sales Agreement, in no event shall the Company issue or sell through FBR such a number of shares that exceeds the number of shares or dollar amount of common stock registered. During 2018, the Company issued 3,804,654 shares of common stock and raised net proceeds of 7.0 million, after accruals, underwriting discounts and commissions and other fees and expenses, pursuant to the Sales Agreement. The Company has raised $30.2 million to date during the term of the Sales Agreement.

12.  Redeemable Preferred Stock

In November 2018, the Company completed an offering of an aggregate of 35,000 shares of the Company’s Series E Redeemable Preferred Stock, par value $0.01 per share (Series E Stock), resulting in aggregate net proceeds of approximately $30.9 million, after deducting underwriting discounts and commissions and expenses payable by the Company.  The Company is required to redeem the Series E Stock in thirteen monthly installments in the amount of $2.7 million each from May 2019 through May 2020.

Notes to Consolidated Financial Statements (Continued)

Each share of Series E Stock was issued with an initial stated value of $1,000 per share. The Company is required to elect, on a monthly basis, whether it will redeem or convert the installment.  Should the Company elect to redeem, the shares are valued at the stated value.  Should the Company elect to convert, the holder of the shares will receive common stock, with a conversion price discounted by 15% from the then current market value.  The holders of the shares may elect to convert all or any whole amount of shares, at any time at a conversion price of $2.31 per share.  Conversion prices are discounted upon a change in control, certain triggering events, or failure to make a redemption payment.

Except for our Series C Redeemable Convertible Preferred Stock (Series C Stock), which shall rank senior to the Series E Stock as to dividends, distributions and payments upon liquidation, dissolution and winding up, all shares of the Company’s capital stock, including common stock, rank junior in rank to the Series E Stock with respect to dividends, distributions and payments upon liquidation, dissolution and winding up.

Holders of the Series E Stock are not entitled to receive dividends except in connection with certain purchase rights and other corporate events, as described in the certificate of designations, or in connection with certain distributions of assets, as described in the certificate of designations, or as, when and if declared by the Company’s Board of Directors acting in its sole and absolute discretion.  Holders of the Series E Stock have no voting rights, except on matters required by law or under the certificate of designations to be submitted to a class vote of the Series E Stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or other deemed liquidation event, the holders of the Series E Stock are entitled to receive, after any amount that is required to be paid to the Series C Stock and before any amount is paid to the holders of any of capital stock ranking junior to the Series E Stock, an amount per share equal to the greater of (i) 125% of the sum of the stated value plus any declared and unpaid dividends and late charges as provided in the certificate of designations, on the date of such payment and (ii) the amount per share such holder would receive if such holder converted such Series E Stock into common stock immediately prior to the date of such payment.

The Company had 2,620 shares of Series C Stock outstanding at December 31, 2018 and 2017. The holder of the Series C Stock is entitled to receive dividends at a rate of 8% per annum, based on the original issue price per share of $248.794, payable in equal quarterly installments in cash or in shares of common stock, at the Company’s option. During the years ended December 31, 2018 and 2017, respectively, all dividends have been paid in shares of common stock. Each share of Series C Stock is convertible into shares of common stock with the number of shares of common stock issuable upon conversion determined by dividing the original issue price per share of $248.794 by the conversion price in effect at the time the shares are converted. The conversion price of the Series C Stock as of December 31, 2018 and December 31, 2017 was $0.2343. The Series C Stock votes together with the common stock on an as-converted basis on all matters.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or other deemed liquidation event, the holder of the Series C Stock will be entitled to be paid an amount per share equal to the greater of (i) the original issue price, plus any accrued but unpaid dividends or (ii) the amount per share that would have been payable had all shares of the Series C Stock been converted to shares of common stock immediately prior to such liquidation event. The Series C Stock is redeemable at the election of the holder of the Series C  Stock or the Company.

13.  Warrant Transaction Agreements

Amazon Transaction Agreement

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

Notes to Consolidated Financial Statements (Continued)

to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements.

The majority of the Amazon Warrant Shares will vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The first tranche of 5,819,652 Amazon Warrant Shares vested upon the execution of the Amazon Transaction Agreement.  Accordingly, $6.7 million, the fair value of the first tranche of Amazon Warrant Shares, was recognized as selling, general and administrative expense on the consolidated statements of operations during 2017.  The second tranche of 29,098,260 Amazon Warrant Shares will vest in four installments of 7,274,565 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Amazon Warrant Shares will be $1.1893 per share. After Amazon has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Amazon Warrant Shares will vest in eight installments of 2,546,098 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Amazon Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant Shares are exercisable through April 4, 2027.

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

At December 31, 2018 and 2017, 20,368,782 and 13,094,217 of the Amazon Warrant Shares had vested, respectively.  The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the years ended December 31, 2018 and 2017 was $9.8 million and $17.3 million, respectively.

Walmart Transaction Agreement

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

The majority of the Walmart Warrant Shares will vest based on Walmart’s payment of up to $600.0 million to the Company in connection with Walmart’s purchase of goods and services from the Company. The first tranche of 5,819,652 Walmart Warrant Shares vested upon the execution of the Walmart Transaction Agreement.  Accordingly, $10.9

Notes to Consolidated Financial Statements (Continued)

million, the fair value of the first tranche of Walmart Warrant Shares, was recorded as a provision for common stock warrants and presented as a reduction to revenue on the consolidated statements of operations during 2017. The second tranche of 29,098,260 Walmart Warrant Shares will vest in four installments of 7,274,565 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Walmart Warrant Shares will be $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Walmart Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Walmart Warrant Shares, provided that, with limited exceptions, the exercise price for the third tranche will be no lower than $1.1893. The Walmart Warrant Shares are exercisable through July 20, 2027.

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

At December 31, 2018 and 2017, 5,819,652 of the Walmart Warrant Shares had vested.  The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the years ended December 31, 2018 and  2017 was $0.4 million and $12.4 million, respectively.

14. Revenue

Disaggregation of revenue

In the following table, revenue is disaggregated by major product line and timing of revenue recognition, net of the provision for common stock warrants, where applicable (in thousands):

Major products/services lines
	Year ended December 31,
	2018	2017	2016
Sales of fuel cell systems	$75,146	$49,179	$30,008
Sale of hydrogen installations and other infrastructure	32,146	13,452	9,977
Services performed on fuel cell systems and related infrastructure	22,002	16,202	17,347
Power Purchase Agreements	22,869	12,869	13,687
Fuel delivered to customers	22,469	8,167	10,916
Other	—	284	884
Net revenue	$174,632	$100,153	$82,819

Notes to Consolidated Financial Statements (Continued)

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	2018	2017
Accounts receivable	$37,347	$24,179
Contract assets	788	1,141
Contract liabilities	40,476	35,171

Contract assets relate to contracts for which revenue is recognized on a straight-line basis, however billings escalate over the life of a contract.

The contract liabilities relate to the advance consideration received from customers for services that will be recognized over time (primarily fuel cell and related infrastructure services). These amounts are included within deferred revenue on the consolidated balance sheet.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets	Year ended
December 31, 2018
Amortization of contract assets recognized at the beginning of the period	$(353)
Revenue recognized and not billed as of the end of the period	—
Net change in contract assets	$(353)

Contract liabilities	Year ended
December 31, 2018
Revenue recognized that was included in the contract liability balance as of the beginning of the period	$(10,783)
Increases due to cash received, net of amounts recognized as revenue during the period	16,088
Net change in contract liabilities	$5,305

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

	Year ended December 31,
	2018	2017
Sales of fuel cell systems	$17,318	$26,298
Sale of hydrogen installations and other infrastructure	9,141	15,512
Services performed on fuel cell systems and related infrastructure	73,381	77,453
Power Purchase Agreements	111,533	130,042
Total estimated future revenue	$211,373	$249,305

Notes to Consolidated Financial Statements (Continued)

Contract costs

Contract costs consists of capitalized commission fees and other expenses related to obtaining or fulfilling a contract.

Capitalized contract costs at December 31, 2018 and 2017 were $0.2 million and zero, respectively. Expense related to the amortization of capitalized contract costs was not significant for the year ended December 31, 2018.

15.  Employee Benefit Plans

2011 Stock Option and Incentive Plan

On May 12, 2011, the Company’s stockholders approved the 2011 Stock Option and Incentive Plan (the 2011 Plan). The 2011 Plan provided for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 1,000,000, plus (ii) the number of shares of common stock underlying any grants pursuant to the 2011 Plan or the Plug Power Inc. 1999 Stock Option and Incentive Plan that are forfeited, canceled, repurchased or are terminated (other than by exercise). The shares may be issued pursuant to stock options, stock appreciation rights, restricted stock awards and certain other equity-based awards granted to employees, directors and consultants of the Company. No grants may be made under the 2011 Plan after May 12, 2021.  Through various amendments to the 2011 Plan approved by the Company’s stockholders, the number of shares of the Company’s common stock authorized for issuance under the 2011 Plan has been increased to 30.0 million. For the years ended December 31, 2018, 2017, and 2016, the Company recorded expense of approximately $7.4 million, $9.0 million, and $9.0 million, respectively, in connection with the 2011 Stock Option and Incentive Plan.

At December 31, 2018, there were outstanding options to purchase approximately 22.0 million shares of Common Stock and 2.3 million shares available for future awards under the 2011 Plan, including adjustments for other types of share-based awards. Options for employees issued under this plan generally vest in equal annual installments over three years and expire ten years after issuance. Options granted to members of the Board generally vest one year after issuance. To date, options granted under the 2011 Plan have vesting provisions ranging from one to three years in duration and expire ten years after issuance.

Compensation cost associated with employee stock options represented approximately $6.4 million, $8.6 million, and $9.0 million of the total share-based payment expense recorded for the years ended December 31, 2018, 2017, and 2016, respectively. The Company estimates the fair value of stock options using a Black-Scholes valuation model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, an appropriate risk-free rate, and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 2,679,667,  5,485,863 and 3,702,500 options granted during the years ended December 31, 2018, 2017 and 2016, respectively, were as follows:

	2018	2017	2016
Expected term of options (years)	6	6	6
Risk free interest rate	2.81% - 2.88%	1.89% - 2.16%	1.27% - 1.69%
Volatility	98.31%-98.89%	99.24%-102.16%	103.87% - 104.88%

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

Notes to Consolidated Financial Statements (Continued)

A summary of stock option activity for the year December 31, 2018 is as follows (in thousands except share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2017	19,872,029	$2.66	7.7	$—
Granted	2,679,667	1.96	—	—
Exercised	(276,668)	0.63	—	—
Forfeited	(246,378)	2.91	—	—
Expired	(71,500)	29.51	—	—
Options outstanding at December 31, 2018	21,957,150	$2.51	7.1	$1,432
Options exercisable at December 31, 2018	14,964,985	2.74	6.3	1,431
Options unvested at December 31, 2018	6,992,165	$2.01	8.9	$1,467

The weighted average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $1.55, $1.67, and $1.39, respectively. As of December 31, 2018, there was approximately $8.8 million of unrecognized compensation cost related to stock option awards to be recognized over the next three years with all of this expected to vest. The total fair value of stock options that vested during the years ended December 31, 2018 and 2017 was approximately $7.1 million and $9.6 million, respectively.

Restricted stock awards generally vest in equal installments over a period of one to three years. Restricted stock awards are valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense associated with its restricted stock awards of approximately $966  thousand, $335 thousand, and $88 thousand, for the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, for the years ended December 31, 2018, 2017 and 2016, there was $3.9 million,  $208 thousand, and $43 thousand, respectively, of unrecognized compensation cost related to restricted stock awards to be recognized over the next three years.

A summary of restricted stock activity for the year ended December 31, 2018 is as follows (in thousands except share amounts):

		Aggregate
		Intrinsic
	Shares	Value
Unvested restricted stock at December 31, 2017	234,744	$—
Granted	2,347,347	—
Vested	(234,744)	—
Unvested restricted stock at December 31, 2018	2,347,347	$2,911

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute 100% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings or less actual losses thereon. Participants are vested in the Company’s matching contribution based on years of service completed. Participants are fully vested upon completion of three years of service. During 2018, the Company began funding its matching contribution in a  combination of cash and common stock.  Accordingly, the Company has issued 633,827 shares of common stock to the Plug Power Inc. 401(k) Savings & Retirement Plan during 2018.

The Company’s expense for this plan was approximately $1.8 million, $1.6 million, and $1.4 million for years ended December 31, 2018, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements (Continued)

Non-Employee Director Compensation

Each non-employee director is paid an annual retainer for their services, in the form of either cash or stock compensation. The Company granted 107,389,  148,077, and 105,479 shares of stock to non-employee directors as compensation for the years ended December 31, 2018, 2017, and 2016, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense for this plan was approximately $261 thousand, $276 thousand, and $267 thousand for the years ended December 31, 2018, 2017,  and 2016 respectively.

16.  Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

		Quoted Prices	Significant	Significant
		in Active	Other	Other
		Markets for	Observable	Unobservable
		Identical Items	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2018
Common stock warrant liability	$105	$—	$—	$105

Balance at December 31, 2017
Common stock warrant liability	$4,391	$—	$—	$4,391

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

The Company used the following assumptions for its liability-classified common stock warrants:

Year ended
	December 31, 2018	December 31, 2017
Risk-free interest rate	1.64% - 2.66%	1.01% - 2.01%
Volatility	18.40% - 81.69%	43.60% - 108.77%
Expected average term	0.01 - 1.53	0.14 - 5.23

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

Notes to Consolidated Financial Statements (Continued)

The following table shows the activity in the common stock warrant liability (in thousands):

	2018	2017
Beginning of period	$4,391	$11,387
Change in fair value of common stock warrants	(4,286)	15,188
Issuance of common stock warrants	—	4,905
Exercise of common stock warrants	—	(27,089)
End of period	$105	$4,391

Equity Instruments

The fair value measurement of the Company’s equity-classified common stock warrants further described in Note 13, Warrant Transaction Agreements, is determined by using Level 3 inputs due to the lack of active and observable markets that can be used to price identical instruments.

Fair value of the equity-classified common stock warrants is based on the Monte Carlo pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

The Company used the following assumptions for its equity-classified common stock warrants for the years ended December 31, 2018 and 2017:

Year ended
	December 31, 2018	December 31, 2017
Risk-free interest rate	2.60% - 3.02%	2.30% - 2.47%
Volatility	75.00% - 85.00%	85.00% - 90.00%
Expected average term	8.26 - 9.30	9.26 - 10.00

The Monte Carlo pricing models used in the determination of the fair value of the equity-classified warrants also incorporate assumptions involving future revenues associated with Amazon and Walmart, and related timing.

The following table represents the fair value per warrant on the execution date of the transaction agreements and as of December 31, 2018 and 2017:

	Amazon Warrant Shares	Walmart Warrant Shares
Issuance date - first tranche	$1.15	$1.88
As of vesting date - second tranche, first installment	2.16	—
As of vesting date - second tranche, second installment	1.54	—
As of December 2018 - second tranche	0.98	0.92
As of December 2017 - second tranche	2.13	1.92

17. Income Taxes

The components of loss before income taxes and the income tax benefit for the years ended December 31, 2018, 2017 and 2016, by jurisdiction, are as follows (in thousands):

	2018			2017			2016
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Loss before income taxes	$(85,925)	$(1,407)	$(87,332)	$(125,871)	$(1,209)	$(127,080)	$(56,317)	$(1,562)	$(57,879)
Income tax benefit	9,217	—	9,217	—	—	—	—	392	392
Net loss attributable to the Company	$(76,708)	$(1,407)	$(78,115)	$(125,871)	$(1,209)	$(127,080)	$(56,317)	$(1,170)	$(57,487)

The significant components of deferred income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016, by jurisdiction, are as follows (in thousands):

	2018			2017			2016
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Deferred tax (benefit) expense	$(10,182)	$933	$(9,249)	$7,675	$(531)	$7,144	$(6,420)	$(1,299)	$(7,719)
Net operating loss carryforward generated	(10,038)	(665)	(10,703)	(19,117)	(17)	(19,134)	(16,727)	(2,827)	(19,554)
Rate change impact on net operating loss carryforwards	—	—	—	23,609	—	23,609	—	—	—
Valuation allowance increase (decrease)	11,003	(268)	10,735	(12,167)	548	(11,619)	23,147	4,126	27,273
Provision for income taxes	$(9,217)	$—	$(9,217)	$—	$—	$—	$—	$—	$—

The Company’s effective income tax rate differed from the federal statutory rate as follows:

	2018	2017	2016
U.S. Federal statutory tax rate	(21.0)%	(35.0)%	(35.0)%
Deferred state taxes	(1.9)%	(1.4)%	(3.1)%
Common stock warrant liability	(1.0)%	4.2%	(2.6)%
Provision to return and deferred tax asset adjustments	—%	5.9%	(2.9)%
Change in unrecognized tax benefits	—%	—%	(0.7)%
Change in U.S. Federal statutory tax rate	—%	33.5%	—%
Other, net	0.4%	2.0%	(1.6)%
Change in valuation allowance	12.9%	(9.2)%	45.2%
	(10.6)%	0.0%	(0.7)%

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	U.S.		Foreign		Total
	2018	2017	2018	2017	2018	2017
Intangible assets	$—	$—	$1,146	$1,698	$1,146	$1,698
Deferred revenue	9,304	8,083	—	—	9,304	8,083
Interest expense	5,239	—	—	—	5,239	—
Other reserves and accruals	592	850	—	—	592	850
Tax credit carryforwards	1,865	1,378	1,200	1,304	3,065	2,682
Amortization of stock-based compensation	8,442	6,904	—	—	8,442	6,904
Non-compensatory warrants	3,597	4,555	—	—	3,597	4,555
Capitalized research & development expenditures	19,116	14,496	4,294	4,666	23,410	19,162
Net operating loss carryforwards	49,058	39,437	9,306	8,641	58,364	48,078
Total deferred tax asset	97,213	75,703	15,946	16,309	113,159	92,012
Valuation allowance	(84,567)	(73,564)	(15,926)	(16,194)	(100,493)	(89,758)
Net deferred tax assets	$12,646	$2,139	$20	$115	$12,666	$2,254
Intangible assets	(37)	(76)	—	—	(37)	(76)
Convertible debt	(9,217)	—	—	—	(9,217)	—
Other reserves and accruals	—	—	(20)	—	(20)	—
Property, plant and equipment and right of use assets	(3,392)	(1,854)	—	(115)	(3,392)	(1,969)
Section 382 recognized built in loss	—	(209)	—	—	—	(209)
Deferred tax liability	$(12,646)	$(2,139)	$(20)	$(115)	$(12,666)	$(2,254)
Net	$—	$—	$—	$—	$—	$—

The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2018 and 2017 of approximately $100.4 million and  $89.8 million, respectively.  A reconciliation of the current year change in valuation allowance is as follows (in thousands):

	U.S.	Foreign	Total
Increase in valuation allowance for current year increase in net operating losses	$10,038	$464	$10,502
Increase (decrease) in valuation allowance for current year net increase (decrease) in deferred tax assets other than net operating losses	1,665	(281)	1,384
Decrease in valuation allowance as a result of foreign currency fluctuation	—	(451)	(451)
Decrease in valuation allowance due to change in tax rates	(700)	—	(700)
Net increase (decrease) in valuation allowance	$11,003	$(268)	$10,735

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

Notes to Consolidated Financial Statements (Continued)

   Based on studies of the changes in ownership of the Company, it has been determined that an IRC Section 382 ownership change occurred in 2013 that limited the amount of pre-change net operating losses that can be used in future years to $13.5 million.  These net operating loss carryforwards will expire, if unused, at various dates from 2020 through 2033.  Net operating losses of $195.4 million incurred after the most recent ownership change are not subject to IRC Section 382 and are available for use in future years.  Accordingly, the Company's deferred tax assets include $208.8 million of U.S. net operating loss carryforwards.  The net operating loss carryforwards available at December 31, 2018, include $42.2 million of net operating loss that was generated in 2018 that does not expire.  The remainder, if unused, will expire at various dates from 2032 through 2037.

The ownership change in 2013 also resulted in net unrealized built-in losses per IRS Notice 2003-65 which should result in recognized built in losses during the five year recognition period. These recognized built in losses will translate into unfavorable book to tax add backs in the Company’s 2018 U.S corporate income tax return of approximately $0.9 million that resulted in a gross deferred tax liability of zero at December 31, 2018.  This gross deferred tax liability offsets existing gross deferred tax assets effectively reducing the valuation allowance.  This has no impact on the Company’s current financial position, results of operations, or cash flows because of the full valuation allowance.

Approximately $1.9 million of research credit carryforwards generated after the most recent IRC Section 382 ownership change are included in the Company's deferred tax assets. Due to limitations under IRC Section 382, research credit carryforwards existing prior to the most recent IRC Section 382 ownership change will not be used and are not reflected in the Company's gross deferred tax asset at December 31, 2018.  The remaining credit carryforwards will expire during the periods 2033 through 2038.

At December 31, 2018, the Company has unused Canadian net operating loss carryforwards of approximately $13.6 million. The net operating loss carryforwards if unused will expire at various dates from 2026 through 2034.  At December 31, 2018, the Company has Scientific Research and Experimental Development (SR&ED) expenditures of $16.5 million available to offset future taxable income.  These (SR&ED) expenditures have no expiry date.  At December 31, 2017, the Company has Canadian ITC credit carryforwards of $1.2 million available to offset future income tax.  These credit carryforwards if unused will expire at various dates from 2022 through 2028.

At December 31, 2018, the Company has unused French net operating loss carryforwards of approximately $17.6 million. The net operating loss may carryforward indefinitely or until the Company changes its activity.

As of December 31, 2018, the Company has no un-repatriated foreign earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2018	2017	2016
Unrecognized tax benefits balance at beginning of year	$—	$—	$437
Reductions for tax positions of prior years	—	—	(469)
Currency translation	—	—	32
Unrecognized tax benefits balance at end of year	$—	$—	$—

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities.  Open tax years in the US range from 2014 to 2017.  Open tax years in the foreign jurisdictions range from 2009 to 2018.  However, upon examination in subsequent years, if net operating losses carryforwards and tax credit carryforwards are utilized, the US and foreign jurisdictions can reduce net operating loss carryforwards and tax credit carryforwards utilized in the year being examined if they do not agree with the carryforward amount.  As of December 31, 2018, the Company was not under audit in the U.S. or non-U.S. taxing jurisdictions.

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act makes broad and complex changes to the U.S. tax code including a reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent effective for the 2018 tax year.  Accordingly, federal deferred tax assets were adjusted in 2017 by $42.5 million to reflect the reduction in tax rates.  Also, in 2017 the valuation allowance was reduced by $42.5 million resulting in no change to the net deferred tax asset.  The deferred tax asset adjustments reduced the tax benefit of the current year losses by 33.5%

Notes to Consolidated Financial Statements (Continued)

as shown in the effective tax rate schedule.  The valuation allowance rate impact includes an offsetting 33.5% for the tax rate reduction resulting in no change to the provision for income taxes.

18.  Commitments and Contingencies

Operating Leases – as Lessor

As of December 31, 2018, the Company has several noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next one to seven years. Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 are (in thousands):

2019	$27,234
2020	25,503
2021	20,781
2022	12,044
2023	8,146
2024 and thereafter	7,946
Total future minimum lease payments	$101,654

Operating Leases – as Lessee

As of December 31 2018, the Company has several noncancelable operating leases (as lessee), primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also Note 1, Nature of Operations) as summarized below.  These leases expire over the next one to seven years. Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

 Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 are (in thousands):

2019	$22,582
2020	21,255
2021	16,512
2022	11,060
2023	10,325
2024 and thereafter	13,352
Total future minimum lease payments	95,086
Less imputed lease interest	(24,171)
Total lease liabilities	$70,915

The Company has received cash for future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at December 31, 2018 is $37.0 million, $5.7 million and $31.3 million of which is classified as short-term and long-term, respectively, on the accompanying consolidated balance sheet. The outstanding balance of this obligation at December 31, 2017 was $10.4 million, $2.5 million and $7.9 million of which is classified as short-term and long-term, respectively, on the accompanying consolidated balance sheet.  The amount is amortized using the effective interest method. The fair value of this finance obligation approximates the carrying value as of December 31, 2018.

Rental expense for all operating leases was $15.8 million and $13.4 million for the years ended December 31, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements (Continued)

The gross profit on sale/leaseback transactions for all operating leases was $16.4 million for the year ended December 31, 2018. Right of use assets obtained in exchange for new operating lease liabilities were $42.2 million for the year ended December 31, 2018.

At December 31, 2018 and 2017, security deposits associated with sale/leaseback transactions were $6.8 million $8.3 million, respectively, and are included in other assets on the consolidated balance sheet.

Other information related to the operating leases is presented in the following table:

Year ended
December 31, 2018
Cash payments	$14,926
Weighted average remaining lease term (years)	4.36
Weighted average discount rate	12.1%

Finance Leases – As Lessee

During the year ended December 31, 2017, the Company entered into sale/leaseback transactions, which were accounted for as finance leases and reported as part of finance obligations on the Company’s consolidated balance sheet.  In June 2018, the timing and amount of the lease payments from certain previous sale/leaseback transactions were amended to extend the due date. The outstanding balance of finance obligations related to sale/leaseback transactions at December 31, 2018 was $81.9 million.  The fair value of the finance obligation approximates the carrying value as of  December 31, 2018.

Future minimum lease payments under noncancelable finance leases related to sale/leaseback transactions (with initial or remaining lease terms in excess of one year) as of December 31, 2018 are (in thousands):

2019	$59,151
2020	6,722
2021	6,722
2022	4,975
2023	3,166
2024 and thereafter	16,154
Total future minimum lease payments	96,890
Less imputed lease interest	(14,986)
Total lease liabilities	$81,904

Finance lease costs include amortization of the right of use assets (i.e. depreciation expense) and interest of lease liabilities (i.e. interest and other expense, net in the consolidated statement of operations). Finance lease costs for the year ended December 31, 2018 is (in thousands):

Year ended
December 31, 2018
Amortization of right of use asset	$7,549
Interest on finance obligations	6,908
Total finance lease cost	$14,457

Right of use assets obtained in exchange for new finance lease liabilities were $2.2 million for the year ended December 31, 2018.

The Company has a finance lease associated with its property and equipment in Latham, New York.  Liabilities relating to this agreement of $2.5 million has been recorded as a finance obligation, in the accompanying consolidated balance sheet as of December 31, 2018.  The fair value of this finance obligation approximates the carrying value as of

Notes to Consolidated Financial Statements (Continued)

December 31, 2018. Upon the adoption of ASC 842, the Company reclassified property and equipment of $1.5 million, subject to a finance lease, to right of use assets.

Other information related to the finance leases is presented in the following table:

Year ended
December 31, 2018
Cash payments	$33,715
Weighted average remaining lease term (years)	3.17
Weighted average discount rate	11.8%

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $34.3 million is required to be restricted as security and will be released over the lease term. The Company also has certain letters of credit backed by security deposits totaling $36.8 million that are security for the above noted sale/leaseback agreements.

The Company also has letters of credit in the aggregate amount of $0.5 million at December 31, 2018 associated with a finance obligation from the sale/leaseback of its building. Cash collateralizing this letter of credit is also considered restricted cash.

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

At December 31, 2018,  three customers comprise approximately 52.3% of the total accounts receivable balance. At December 31, 2017,  three customers comprised approximately 59.0% of the total accounts receivable balance.

For the year ended December 31, 2018, 66.7% of total consolidated revenues were associated primarily with two customers. For the year ended December 31, 2017 and 2016,  71.8% and 34.1% of total consolidated revenues were associated primarily with two customers.   For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer.

19.  Unaudited Quarterly Financial Data (in thousands, except per share data)

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Net revenue (1):
Sales of fuel cell systems and related infrastructure	$10,613	$18,820	$36,668	$41,191
Services performed on fuel cell systems and related infrastructure (2)	5,483	5,691	5,156	5,672
Power Purchase Agreements	5,372	5,438	5,555	6,504
Fuel delivered to customers	4,950	5,280	5,786	6,453
Net revenue	26,418	35,229	53,165	59,820
Gross (loss) profit	(3,984)	(2,310)	4,409	4,507
Operating expenses	16,957	20,668	17,054	17,426
Operating loss	(20,941)	(22,978)	(12,645)	(12,919)
Net loss attributable to common shareholders	(19,848)	(25,881)	(15,578)	(16,860)
Loss per share:
Basic and Diluted	$(0.09)	$(0.12)	$(0.07)	$(0.08)

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Net revenue (1):
Sales of fuel cell systems and related infrastructure	$2,197	$7,650	$38,060	$14,724
Services performed on fuel cell systems and related infrastructure (2)	4,372	3,908	2,217	5,706
Power Purchase Agreements	4,311	4,945	(1,663)	5,276
Fuel delivered to customers	3,491	3,440	(4,149)	5,384
Other	87	64	128	5
Net revenue	14,458	20,007	34,593	31,095
Gross loss	(4,479)	(3,543)	(19,410)	(657)
Operating expenses (3)	15,143	24,529	16,971	17,060
Operating loss	(19,622)	(28,072)	(36,381)	(17,717)
Net loss attributable to common shareholders	(27,074)	(42,645)	(41,008)	(19,451)
Loss per share:
Basic and Diluted	$(0.14)	$(0.19)	$(0.18)	$(0.09)

(1)	Revenue amounts reported in prior periods have been reclassified to be presented net of provision for common stock warrants, as referenced in Note 2, Summary of Significant Accounting Policies.

(2)

Presentation of certain service arrangements and the amortization of the associated finance obligations for 2018 and 2017 has been corrected resulting in changes to previously reported interim financial information.  See Note 2, Summary of Significant Accounting Policies, for details.

(3)	Operating expenses in the second quarter of 2017 includes the impact of $7.1 million charge related to the fair value of Amazon Warrant Shares as discussed in Note 13, Warrant Transaction Agreements.