Form 10-Q
period 2019-03-31
PLUG POWER INC
filed 2019-05-08
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March  31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PLUG	The Nasdaq Capital Market
Series A Junior Participating Cumulative Preferred Stock, par value $.01 per share		The Nasdaq Capital Market

The number of shares of common stock, par value of $0.01 per share, outstanding as of May 8, 2019 was 245,414,688.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$39,336	$38,602
Restricted cash	19,297	17,399
Accounts receivable	32,062	37,347
Inventory	65,474	47,910
Prepaid expenses and other current assets	10,296	14,357
Total current assets	166,465	155,615

Restricted cash	50,598	54,152
Property, plant, and equipment, net of accumulated depreciation of $15,125 and $14,403, respectively	13,615	12,869
Leased property, net	141,889	146,751
Goodwill	8,886	9,023
Intangible assets, net	3,677	3,890
Other assets	11,069	8,026
Total assets	$396,199	$390,326

Liabilities, Redeemable Preferred Stock, and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$31,688	$34,824
Accrued expenses	6,509	7,864
Deferred revenue	11,736	12,055
Finance obligations	23,997	74,264
Current portion of long-term debt	12,559	16,803
Other current liabilities	2,271	560
Total current liabilities	88,760	146,370
Deferred revenue	25,835	28,021
Common stock warrant liability	2,231	105
Finance obligations	111,195	118,076
Convertible senior notes, net	65,025	63,247
Long-term debt	72,676	133
Other liabilities	17	18
Total liabilities	365,739	355,970

Redeemable preferred stock:
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: 2,620 at both March 31, 2019 and December 31, 2018	709	709
Series E redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $35,000 at both March 31, 2019 and December 31, 2018); Shares authorized: 35,000 at both March 31, 2019 and December 31, 2018; Issued and outstanding: 35,000 at March 31, 2019 and December 31, 2018	30,931	30,934
Stockholders’ (deficit) equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued (including shares in treasury): 244,537,235 at March 31, 2019 and 234,160,661 at December 31, 2018	2,445	2,342
Additional paid-in capital	1,319,879	1,289,714
Accumulated other comprehensive income	1,374	1,584
Accumulated deficit	(1,294,241)	(1,260,290)
Less common stock in treasury: 15,002,663 at March 31, 2019 and December 31, 2018	(30,637)	(30,637)
Total stockholders’ (deficit) equity	(1,180)	2,713
Total liabilities, redeemable preferred stock, and stockholders’ (deficit) equity	$396,199	$390,326

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net revenue:
Sales of fuel cell systems and related infrastructure	$2,220	$10,613
Services performed on fuel cell systems and related infrastructure	6,213	5,483
Power Purchase Agreements	4,707	5,372
Fuel delivered to customers	5,453	4,950
Net revenue	18,593	26,418
Cost of revenue:
Sales of fuel cell systems and related infrastructure	2,321	10,122
Services performed on fuel cell systems and related infrastructure	6,123	5,734
Power Purchase Agreements	8,998	8,650
Fuel delivered to customers	7,921	5,896
Total cost of revenue	25,363	30,402

Gross loss	(6,770)	(3,984)

Operating expenses:
Research and development	7,373	8,648
Selling, general and administrative	9,324	8,309
Total operating expenses	16,697	16,957

Operating loss	(23,467)	(20,941)

Interest and other expense, net	(8,345)	(3,105)
Change in fair value of common stock warrant liability	(2,126)	1,258

Loss before income taxes	$(33,938)	$(22,788)

Income tax benefit	—	2,953

Net loss attributable to the Company	$(33,938)	$(19,835)

Preferred stock dividends declared and accretion of discount	(52)	(13)
Net loss attributable to common shareholders	$(33,990)	$(19,848)
Net loss per share:
Basic and diluted	$(0.15)	$(0.09)
Weighted average number of common shares outstanding	220,605,068	226,985,762

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2019	2018

Net loss attributable to the Company	$(33,938)	$(19,835)
Other comprehensive (loss) income - foreign currency translation adjustment	(210)	412
Comprehensive loss	$(34,148)	$(19,423)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	(Deficit) Equity
December 31, 2018	234,160,661	$2,342	$1,289,714	$1,584	15,002,663	$(30,637)	$(1,260,290)	$2,713
Net loss attributable to the Company	—	—	—	—	—	—	(33,938)	(33,938)
Other comprehensive loss	—	—	—	(210)	—	—	—	(210)
Stock-based compensation	324,073	3	2,494	—	—	—	—	2,497
Stock dividend	5,034	—	13	—	—	—	(13)	—
Issuance of common stock, net	10,000,000	100	23,398	—	—	—	—	23,498
Stock option exercises	47,467	—	81	—	—	—	—	81
Provision for common stock warrants	—	—	4,179	—	—	—	—	4,179
March 31, 2019	244,537,235	$2,445	$1,319,879	$1,374	15,002,663	$(30,637)	$(1,294,241)	$(1,180)

December 31, 2017	229,073,517	$2,291	$1,250,899	$2,194	587,151	$(3,102)	$(1,178,636)	$73,646
Net loss attributable to the Company	—	—	—	—	—	—	(19,835)	(19,835)
Other comprehensive income	—	—	—	412	—	—	—	412
Stock-based compensation	21,292	—	2,005	—	—	—	—	2,005
Stock dividend	6,721	—	13	—	—	—	(13)	—
Stock option exercises	91,001	1	49	—	—	—	—	50
Equity component of convertible senior notes, net of issuance costs and income tax benefit	—	—	34,829	—	—	—	—	34,829
Purchase of capped call	—	—	(16,000)	—	—	—	—	(16,000)
Purchase of common stock forward	—	—	—	—	14,397,906	(27,500)	—	(27,500)
Exercise of warrants	100	—	—	—	—	—	—	—
Provision for common stock warrants	—	—	1,885	—	—	—	—	1,885
March 31, 2018	229,192,631	$2,292	$1,273,680	$2,606	14,985,057	$(30,602)	$(1,198,484)	$49,492

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Plug Power Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Operating Activities
Net loss attributable to the Company	$(33,938)	$(19,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	2,776	2,780
Amortization of intangible assets	175	158
Stock-based compensation	2,497	2,005
Provision for bad debts and other assets	307	—
Amortization of debt issuance costs and discount on convertible senior notes	2,469	379
Provision for common stock warrants	4,179	1,885
Change in fair value of common stock warrant liability	2,126	(1,258)
Income tax benefit	—	(2,953)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	4,978	(7,655)
Inventory	(17,564)	1,428
Prepaid expenses, and other assets	1,018	1,376
Accounts payable, accrued expenses, and other liabilities	(2,781)	(2,066)
Deferred revenue	(2,505)	(272)
Net cash used in operating activities	(36,263)	(24,028)
Investing Activities
Purchases of property, plant and equipment	(1,468)	(1,026)
Purchases for construction of leased property	(806)	(3,277)
Net cash used in investing activities	(2,274)	(4,303)
Financing Activities
Proceeds from exercise of warrants, net of transaction costs	—	50
Proceeds from issuance of preferred stock, net of transaction costs	(3)	—
Proceeds from public offerings, net of transaction costs	23,498	—
Proceeds from exercise of stock options	81	—
Proceeds from issuance of convertible senior notes, net	—	96,057
Purchase of capped call and common stock forward	—	(43,500)
Principal payments on long-term debt	(17,153)	(4,649)
Proceeds from long-term debt	84,761	—
Repayments of finance obligations	(53,534)	—
Increase in finance obligations	—	1,241
Net cash provided by financing activities	37,650	49,199
Effect of exchange rate changes on cash	(35)	46
(Decrease) increase in cash, cash equivalents and restricted cash	(922)	20,914
Cash, cash equivalents, and restricted cash beginning of period	110,153	68,055
Cash, cash equivalents, and restricted cash end of period	$109,231	$88,969

Supplemental disclosure of cash flow information
Cash paid for interest	$4,858	$2,554

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

GenKey: GenKey is our turn-key solution combining either GenDrive or GenSure power with GenFuel fuel and GenCare aftermarket service, offering complete simplicity to customers transitioning to fuel cell power; and

ProGen:  ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $34.0 million for the three months ended March 31, 2019 and $78.2 million, $130.2 million and $57.6 million for the years ended December 31, 2018, 2017, and 2016, respectively,  and had an accumulated deficit of $1.3 billion at March 31, 2019.

During the three months ended March  31, 2019, cash used in operating activities was $36.3 million, consisting of a net loss attributable to the Company of $33.9 million, net outflows from fluctuations in working capital and other assets and liabilities of $16.9 million, and offset by the impact of non-cash charges/gains of $14.5 million. The changes in working capital were related to an increase in inventory, and decreases in deferred revenue, accounts payable, accrued expenses and other liabilities offset by decreases in accounts receivable and prepaid expenses, and other assets. As of March  31, 2019, we had cash and cash equivalents of $39.3 million and net working capital of $77.7 million. By comparison, at December 31, 2018, we had cash and cash equivalents of $38.6 million and net working capital of $9.2 million.

Net cash used in investing activities for the three months ended March  31, 2019, totaled $2.3 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the three months ended March  31, 2019 totaled $37.7 million and primarily resulted from net proceeds of  $23.5 million from the sale of our common stock, as well as  $85.0 million from a new debt facility some of which was used to pay approximately $50.3 million of  finance obligations and $17.6 million of previously outstanding long-term debt, including accrued interest.

   In March 2018, we issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due in 2023 (Convertible Senior Notes). The total net proceeds from this offering, after considering costs of the issuance, were approximately $95.9 million. Approximately $43.5 million of the proceeds were used for the cost of a capped call and a common stock forward, both of which are hedges related to the Convertible Senior Notes. See Note 8, Convertible Senior notes for more details.

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  In connection with certain operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s finance obligations. Cash received from customers under the PPAs is used to make payments against our finance obligations. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements at March 31, 2019 is $77.5 million, which have been secured with restricted cash, security deposits and pledged service escrows of $78.2 million.

The Company has a master lease agreement with Wells Fargo (Wells Fargo MLA) to finance the Company’s commercial transactions with Walmart.  The Wells Fargo MLA was entered into in 2017 and amended in 2018. Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites under lease agreements with Walmart. The total remaining lease payments to Wells Fargo was $64.9 million at March 31, 2019. Transactions completed under the Wells Fargo MLA in 2018 were accounted for as operating leases and therefore the sales of the fuel cell systems and hydrogen infrastructure were recognized as revenue for the year ended December 31, 2018. Transactions completed under the Wells Fargo MLA in 2017 were accounted for as capital leases. The difference in lease classification is due to changes in financing terms and their bearing on lease assessment criteria. Also included in the remaining lease payments to Wells Fargo is a sale/leaseback transaction in 2015 that was accounted for as an operating lease.  In connection with the Wells Fargo MLA, the Company has a customer guarantee for a majority of the transactions. The Wells Fargo transactions in 2018 required a letter of credit for the unguaranteed portion totaling $20.1 million. No sale/leaseback transactions under the Wells Fargo MLA were entered into during the three months ended March 31, 2019.

In November 2018, the Company completed a private placement of an aggregate of 35,000 shares of the Company’s Series E Convertible Preferred Stock, par value $0.01 per share (Series E Preferred Stock) resulting in net proceeds of approximately $30.9 million. See Note 10, Redeemable Preferred Stock for additional information.

In March 2019 the Company entered into a loan and security agreement with Generate Lending, LLC (Generate Capital) borrowing $85.0 million. The initial proceeds of the loan were used to pay in full the Company’s long-term debt and accrued interest of $17.6 million, under the loan agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank) and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC as well as repurchase of the associated leased equipment. During April 2019, the Company borrowed an additional $15.0 million under this debt facility. See Note 7, Long-Term Debt for additional information.

In March 2019 the Company sold 10 million shares of common stock for an issue price of $2.35 per share resulting in net proceeds of $23.5 million.

We have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings, long-term debt and project financings, and Convertible Senior Notes.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity offerings, will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions. Additionally, the Company has other capital sources available, including the At Market Issuance Sales Agreement.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2018.

The information presented in the accompanying unaudited interim consolidated balance sheet as of December 31, 2018, has been derived from the Company’s December 31, 2018 audited consolidated financial statements. All other information has been derived from the unaudited interim consolidated financial statements of the Company.

Leases

The Company is a lessee in noncancelable (1) operating leases, primarily related to sale/leaseback transactions with financial institutions for deployment of the Company’s products at certain customer sites, and (2) finance leases, also primarily related to sale/leaseback transactions with financial institutions for similar commercial purposes.  The Company accounts for leases in accordance with ASC Topic 842, Leases (ASC Topic 842).

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

For finance leases, the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of the useful life of the underlying asset or the end of the lease term unless the lease transfers ownership of the underlying asset to the Company or the Company is reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized and presented separately from interest expense on the lease liability.  The Company’s leases do not contain variable lease payments.

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

Revenue Recognition

The Company enters into contracts that may contain one or a combination of fuel cell systems and infrastructure, installation, maintenance, spare parts, fuel delivery and other support services. Contracts containing fuel cell systems and related infrastructure may be sold, or provided to customers under a Power Purchase Agreement (PPA), discussed further below.

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

The Company considers comparable list prices, as well as historical average pricing approaches to determine standalone selling prices for GenDrive fuel cells. The Company uses observable evidence from similar products in the market to determine standalone selling prices for GenSure stationary backup power units and hydrogen fueling infrastructure. Once relative standalone selling prices are determined, the Company proportionately allocates the transaction price to each performance obligation within the customer arrangement. The allocated transaction price related to fuel cell systems, spare parts and hydrogen infrastructure is recognized as revenue at a point in time which usually occurs at shipment (and occasionally upon delivery) for fuel cells and spare parts and upon customer acceptance for hydrogen infrastructure, depending on the terms of the arrangement, the point  at which transfer of control passes to the customer and the performance obligation has been satisfied.

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

In substantially all of its commercial transactions, the Company sells extended maintenance contracts that generally provide for a five to ten year service period from the date of product installation. Services include monitoring, technical support, maintenance and services that provide for 97-98% uptime of the fleet. These services are accounted for as a separate performance obligation, and accordingly, revenue generated from these transactions, subject to the proportional allocation of transaction price, is deferred and recognized in income over the term of the contract, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract. Sales of spare parts are included within service revenue on the accompanying consolidated statements of operations. When costs are projected to exceed revenues over the life of the extended maintenance contract, an accrual for loss contracts is recorded.  Costs are estimated based upon historical experience and consider the estimated impact of the Company’s cost reduction initiatives.  The actual results may differ from these estimates.

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

Certain of the Company’s sale/leaseback transactions with third-party financial institutions are required to be accounted for as financing leases.  As a result, no upfront revenue was recognized at the closing of these transactions and a finance obligation for each lease was established.  The fuel cell systems and related infrastructure that are provided to customers through these PPAs are considered leased property on the accompanying consolidated balance sheet.  Costs to service the leased property, depreciation of the leased property, and other related costs are considered cost of PPA revenue on the accompanying consolidated statements of operations.  Interest cost associated with finance leases is presented within interest and other expense, net on the accompanying consolidated statement of operations.

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

Equity Instruments

Common stock warrants that meet certain applicable requirements of ASC Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and other related guidance, including the ability of the Company to settle the warrants without the issuance of registered shares or the absence of rights of the grantee to require cash settlement, are accounted for as equity instruments. The Company classifies these equity instruments within additional paid-in capital on the accompanying unaudited interim consolidated balance sheet. Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon and Walmart as discussed in Note 11, Warrant Transaction Agreements.  These warrants are remeasured at each financial reporting date prior to vesting, using the Monte Carlo pricing model.  Once these warrants vest, they are no longer remeasured.  This pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in fair value resulting from remeasurement of common stock warrants issued in connection with the Amazon Transaction Agreement and the Walmart Transaction Agreement, as described in Note 11, Warrant Transaction Agreements, and are recorded as cumulative catch up adjustments as a reduction of revenue.

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

In the third quarter of 2018, it was determined that the presentation in our consolidated statements of operations of certain service arrangements and the amortization of the associated finance obligations had not been appropriately accounted for resulting in an overstatement of our revenue and cost of revenue.  This previous presentation resulted in a gross up of these line items and had no impact on our gross profit (loss) or net loss.  The Company corrected prior period unaudited interim consolidated financial statements to be consistent with the current period presentation and will correct comparable financial information in future filings. The amount reclassified from revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for the three months ended March  31,  2018 was  $0.8 million.  The amount reclassified from cost of revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for the three months ended March 31,  2018 was $1.1 million. The Company does not consider the impact of the prior period correction to be material to the prior period consolidated financial statements.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2018, an accounting update was issued to simplify the accounting for nonemployee share-based payment transactions  resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606. The Company adopted this update on January 1, 2019 and it did not have a material effect on the consolidated financial statements.

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

The dilutive potential common shares are summarized as follows:

	At March 31,
	2019	2018
Stock options outstanding (1)	21,109,998	19,733,986
Restricted stock outstanding (2)	2,372,347	234,744
Common stock warrants (3)	115,824,142	115,824,142
Preferred stock (4)	17,933,591	2,782,075
Convertible Senior Notes (5)	43,630,020	43,630,020
Number of dilutive potential common shares	200,870,098	182,204,967

(1)	During the three months ended March 31, 2019 and 2018, the Company granted 25,000, and zero stock options, respectively.

(2)	During the three months ended March 31, 2019 and 2018, the Company granted 25,000 and zero shares of restricted stock, respectively.

(3)

In April 2017, the Company issued 5,250,750 warrants with an exercise price of $2.69 per warrant, as described in Note 9, Stockholders’ Equity.  Of these warrants issued in April 2017, none have been exercised as of March 31, 2019.

In April 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 11, Warrant Transaction Agreements.  Of these warrants issued, none have been exercised as of March 31, 2019.

In July 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 11, Warrant Transaction Agreements. Of these warrants issued, none have been exercised as of March 31, 2019.

(4)

The preferred stock amount represents the dilutive potential common shares of the Series C and E redeemable convertible preferred stock, based on the conversion price of the preferred stock as of March 31, 2019 and 2018, respectively.  Of the 10,431 Series C redeemable preferred stock issued on May 16, 2013, 7,811 had been converted to common stock through March 31, 2019 and 2018, with the remainder still outstanding.  On November 1, 2018, the Company issued 35,000 shares of Series E redeemable convertible preferred stock.  As of March 31, 2019, all Series E redeemable convertible preferred stock are outstanding.

(5)	In March 2018, the Company issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes. See Note 8, Convertible Senior Notes.

4.  Inventory

             Inventory as of March 31, 2019 and December 31, 2018 consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials and supplies - production locations	$39,834	$32,941
Raw materials and supplies - customer locations	7,401	6,755
Work-in-process	11,992	5,589
Finished goods	6,247	2,625
Inventory	$65,474	$47,910

5. Leased Property

Leased property at March  31, 2019 and December 31, 2018 consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Right of use assets - operating	$76,647	$76,747
Right of use assets - finance	35,950	39,905
Capitalized costs of lessor assets	45,594	41,040
Less: accumulated depreciation	(16,302)	(10,941)
Leased property, net	$141,889	$146,751

6. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of March 31, 2019 are as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	9 years	$5,861	$(2,314)	$3,547
Customer relationships	10 years	260	(130)	130
Trademark	5 years	60	(60)	—
		$6,181	$(2,504)	$3,677

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

The change in the gross carrying amount and accumulated amortization of the acquired technology from December 31, 2018 to March 31, 2019 is due to changes attributed to foreign currency translation.

As part of the agreement to acquire the intellectual property from American Fuel Cell, the Company shall pay American Fuel Cell LLC milestone payments not to exceed $2.9 million in total, if certain milestones associated with the production of components related to the acquired technology are met before April 2021. As of March 31, 2019 these milestones have not yet been reached.

Amortization expense for acquired identifiable intangible assets was $0.2 million for both the three months ended March 31, 2019 and 2018. Estimated amortization expense for subsequent years is as follows (in thousands):

Remainder of 2019	$410
2020	546
2021	546
2022	546
2023	546
2024 and thereafter	1,083
Total	$3,677

7.  Long-Term Debt

In March 2019 the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc., entered in to a loan and security agreement, as amended (the “Loan Agreement”) with Generate Lending, LLC (“Generate Capital”), providing for a secured term loan facility in the amount of $100.0 million (the “Term Loan Facility”).  The Company borrowed $85.0 million under the Loan Agreement on the date of closing and borrowed an additional $15.0 million in April 2019.  A portion of the initial proceeds of the loan were used to pay in full the Company’s long-term debt, including accrued interest of $17.6 million under the loan and security agreement, dated as of July 21, 2017, by and among the Company, Emerging, Emergent and NY Green Bank, a Division of the New York State Energy Research & Development Authority (the “Green Bank Loan”) and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC and repurchase the associated leased equipment. In connection with this transaction, the Company recognized a loss on extinguishment of debt of approximately $0.5 million. This loss was recorded in interest and other expenses, net in the Company’s unaudited interim consolidated statement of operations.  Additionally,  $1.7 million was paid to an escrow account related to additional fees for the Green Bank Loan if the Company does not meet certain New York State employment and fuel cell deployment targets by March 2021. This amount paid to an escrow account is recorded in long-term other assets on the Company’s unaudited interim consolidated balance sheet as of March 31, 2019.  On March 31, 2019, the outstanding principal balance under the Term Loan Facility was $85.0 million. The collective balance of $32.1 million in loan proceeds will be used to fund working capital for ongoing deployments and other general corporate purposes of the Company.

Advances under the Term Loan Facility bear interest of 12.00% per annum. The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. The term of the loan is three years, with a maturity date of December 13, 2022. Principal payments will be funded in part by releases of restricted cash, as described in Note 15, Commitments and Contingencies.

Interest and a portion of the principal amount is payable on a quarterly basis and the entire then outstanding principal balance of the Term Loan Facility, together with all accrued and unpaid interest, is due and payable on the maturity date of December 13, 2022. The Company may also be required to pay Generate Capital additional fees of up to $1.5 million if the Company is unable to provide $50.0 million of structured project financing arrangements with Generate Capital prior to December 31, 2021.

All obligations under the Loan Agreement are unconditionally guaranteed by Emerging Power Inc. and Emergent Power Inc.  The Term Loan Facility is secured by substantially all of the Company’s and the guarantor subsidiaries’ assets, including, among other assets, all intellectual property, all securities in domestic subsidiaries and 65% of the securities in foreign subsidiaries, subject to certain exceptions and exclusions.

 The Loan Agreement contains covenants, including, among others, (i) the provision of annual and quarterly financial statements, management rights and insurance policies and (ii) restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales and (iii) compliance with a collateral coverage covenant that is first measured on December 31, 2019 and is based on certain factors that are yet to be determined and on a third party valuation that has yet to be completed. The Loan Agreement also provides for events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults at the discretion of the lender.

The Loan Agreement provides that if there is an event of default due to the Company’s insolvency or if the Company fails to perform in any material respect the servicing requirements for fuel cell systems under certain customer agreements, which failure would entitle the customer to terminate such customer agreement, replace the Company or withhold the payment of any material amount to the Company under such customer agreement, then Generate Capital has the right to cause Proton Services Inc., a wholly owned subsidiary of the Company, to replace the Company in performing the maintenance services under such customer agreement.

The Term Loan Facility requires the principal balance at the end of each of the following years may not exceed (in thousands):

December 31, 2019	$79,638
December 31, 2020	58,034
December 31, 2021	36,106
December 31, 2022	—

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

The Convertible Senior Notes consist of the following at March 31, 2019 (in thousands):

Principal amounts:
Principal	$100,000
Unamortized debt discount (1)	(33,049)
Unamortized debt issuance costs (1)	(1,926)
Net carrying amount	$65,025
Carrying amount of the equity component (2)	$37,702

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

As of March 31, 2019 the remaining life of the Convertible senior notes is approximately 48 months.

Based on the closing price of the Company’s common stock of  $2.40 on March 31, 2019, the if-converted value of the Convertible Senior Notes was approximately $104.7 million.  At March 31, 2019, the carrying value of the Convertible Senior Notes, excluding unamortized debt issue costs, approximates the fair value.

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

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share. As of March 31, 2019 and December 31, 2018, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.  See Note 10, Redeemable Preferred Stock, for a description of the Company’s Series C and E redeemable preferred stock.

Common Stock and Warrants

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. In March 2019, the Company issued and sold in a registered direct offering an aggregate of 10 million shares of the Company’s common stock at a purchase price of $2.35 per share. The net proceeds to the Company were approximately $23.5 million. There were 229,534,572 and 219,157,998 shares of common stock outstanding as of March 31, 2019 and December 31, 2018, respectively.

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

During 2017, additional warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 11, Warrant Transaction Agreements.  At March 31, 2019 and 2018, in connection with these agreements, warrants to acquire 18,913,869 shares of common stock have vested and are therefore exercisable.  These warrants are measured at fair value and are classified as equity instruments on the unaudited interim consolidated balance sheet.

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co., as sales agent (“FBR”), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million.  Under the Sales Agreement, in no event shall the Company issue or sell through FBR such a number of shares that exceeds the number of shares or dollar amount of common stock registered. The Company has raised $30.2 million to date during the term of the Sales Agreement. During the three months ended March 31, 2019 the Company did not issue any shares pursuant to the Sales Agreement.

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

The Company had 2,620 shares of Series C Stock outstanding at March 31, 2019 and 2018. The holder of the Series C Stock is entitled to receive dividends at a rate of 8% per annum, based on the original issue price per share of $248.794, payable in equal quarterly installments in cash or in shares of common stock, at the Company’s option. During the three months ended March 31, 2019 and 2018, respectively, all dividends have been paid in shares of common stock. Each share of Series C Stock is convertible into shares of common stock with the number of shares of common stock issuable upon conversion determined by dividing the original issue price per share of $248.794 by the conversion price in effect at the time the shares are converted. The conversion price of the Series C Stock as of March 31, 2019 and December 31, 2018 was $0.2343. The Series C Stock votes together with the common stock on an as-converted basis on all matters.

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

11. Warrant Transaction Agreements

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

The majority of the Amazon Warrant Shares will vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The first tranche of 5,819,652 Amazon Warrant Shares vested upon the execution of the Amazon Transaction Agreement.  Accordingly, $6.7 million, the fair value of the first tranche of Amazon Warrant Shares, was recognized as selling, general and administrative expense on the 2017 consolidated statements of operations.  The second tranche of 29,098,260 Amazon Warrant Shares will vest in four installments of 7,274,565 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Amazon Warrant Shares will be $1.1893 per share. After Amazon has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Amazon Warrant Shares will vest in eight installments of 2,546,098 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Amazon Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant Shares are exercisable through April 4, 2027.

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

At March 31, 2019 and December 31, 2018, 20,368,782 of the Amazon Warrant Shares had vested.  The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended March 31, 2019 and 2018 was $1.2 million and $1.7 million, respectively.

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

The majority of the Walmart Warrant Shares will vest based on Walmart’s payment of up to $600.0 million to the Company in connection with Walmart’s purchase of goods and services from the Company. The first tranche of 5,819,652 Walmart Warrant Shares vested upon the execution of the Walmart Transaction Agreement.  Accordingly, $10.9 million, the fair value of the first tranche of Walmart Warrant Shares, was recorded as a provision for common stock warrants and presented as a reduction to revenue on the 2017 consolidated statements of operations. The second tranche of 29,098,260 Walmart Warrant Shares will vest in four installments of 7,274,565 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Walmart Warrant Shares will be $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Walmart Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Walmart Warrant Shares, provided that, with limited exceptions, the exercise price for the third tranche will be no lower than $1.1893. The Walmart Warrant Shares are exercisable through July 20, 2027.

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

At March 31, 2019 and December 31, 2018, 5,819,652 of the Walmart Warrant Shares had vested.  The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended March 31, 2019 and 2018 was $3.0 million and $0.2 million, respectively.

12. Revenue

Disaggregation of revenue

Major products/services lines
	Three months ended March 31,
	2019	2018
Sales of fuel cell systems	$2,220	$5,983
Sale of hydrogen installations and other infrastructure	—	4,630
Services performed on fuel cell systems and related infrastructure	6,213	5,483
Power Purchase Agreements	4,707	5,372
Fuel delivered to customers	5,453	4,950
Net revenue	$18,593	$26,418

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2019	2018
Accounts receivable	$32,062	$37,347
Contract assets	3,521	3,328
Contract liabilities	38,104	40,476

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets	Three months ended
March 31, 2019
Transferred to receivables from contract assets recognized at the beginning of the period	$(94)
Revenue recognized and not billed as of the end of the period	287
Net change in contract assets	$193

Contract liabilities	Three months ended
March 31, 2019
Revenue recognized that was included in the contract liability balance as of the beginning of the period	$2,819
Increases due to cash received, net of amounts recognized as revenue during the period	(447)
Net change in contract liabilities	$2,372

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

	March 31,
	2019	2018
Sales of fuel cell systems	$26,354	$17,318
Sale of hydrogen installations and other infrastructure	9,072	9,141
Services performed on fuel cell systems and related infrastructure	68,878	73,381
Power Purchase Agreements	105,441	111,533
Other rental income	6,427	6,633
Total estimated future revenue	$216,171	$218,005

Contract costs

Contract costs consists of capitalized commission fees and other expenses related to obtaining or fulfilling a contract.

Capitalized contract costs at March 31, 2019 and December 31, 2018 were $0.3 million and $0.2, respectively. Expense related to the amortization of capitalized contract costs was not significant for the three ended March 31, 2019.

13.  Income Taxes

The Company recognized an income tax benefit for the three months ended March 31, 2018 of $3.0 million as a result of the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized a benefit for current losses as a result of an entry to additional paid-in capital related to the issuance of the Convertible Senior Notes discussed in Note 8, Convertible Senior Notes. The Company did not record any income tax expense or benefit for the three months ended March 31, 2019. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

The Company used the following assumptions for its liability-classified common stock warrants:

	Three months ended
	March 31, 2019	March 31, 2018
Risk-free interest rate	2.51%	1.64% - 2.28%
Volatility	74.93%	18.40% - 81.95%
Expected average term	0.53	0.01 - 1.53

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

The following table shows the activity in the common stock warrant liability (in thousands):

	Three months ended
	March 31, 2019	March 31, 2018
Beginning of period	$105	$4,391
Change in fair value of common stock warrants	2,126	(1,258)
End of period	$2,231	$3,133

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

The Company used the following assumptions for its equity-classified common stock warrants for the three months ended March 31, 2019 and 2018:

Three months ended
	March 31, 2019	March 31, 2018
Risk-free interest rate	2.32% - 2.33%	2.72% - 2.73%
Volatility	85.00%	85.00%
Expected average term	8.01- 8.30	9.01 - 9.30

The Monte Carlo pricing models used in the determination of the fair value of the equity-classified warrants also incorporate assumptions involving future revenues associated with Amazon and Walmart, and related timing.

The following table represents the fair value per warrant on the execution date of the transaction agreements, the vesting dates, if applicable, and as of March 31, 2019 and 2018 for those warrants for which vesting is considered probable.

	Amazon Warrant Shares	Walmart Warrant Shares
Issuance date - first tranche	$1.15	$1.88
As of vesting date - second tranche, first installment	2.16	—
As of vesting date - second tranche, second installment	1.54	—
As of March 2019 - second tranche	2.05	1.94
As of March 2018 - second tranche	1.57	1.71

15.  Commitments and Contingencies

Lessor Obligations

As of March 31, 2019, the Company has noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next one to seven years. Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2019 are (in thousands):

Remainder of 2019	$21,892
2020	27,172
2021	22,450
2022	13,713
2023	9,815
2024 and thereafter	12,706
Total future minimum lease payments	$107,748

Lessee Obligations

As of March  31, 2019, the Company has operating and finance leases,  as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also Note 1, Nature of Operations) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating and finance leases are recognized on a straight‑line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amounts of which cause the likelihood of cancelation to be remote.

In prior periods, the Company entered into sale/leaseback transactions, that were accounted for as finance leases and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at March 31, 2019 was $29.9 million.  The fair value of the finance obligation approximates the carrying value as of  March 31, 2019.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at March 31, 2019 is $35.6 million, $6.0 million and $29.6 million of which is classified as short-term and long-term, respectively, on the accompanying unaudited interim consolidated balance sheet. The outstanding balance of this obligation at March 31, 2018 was $9.8 million, $2.6 million and $7.2 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximates the carrying value as of March 31, 2019.

The Company has a finance lease associated with its property and equipment in Latham, New York.  Liabilities relating to this agreement of $2.4 million has been recorded as a finance obligation, in the accompanying unaudited interim consolidated balance sheet as of March 31, 2019.  The fair value of this finance obligation approximates the carrying value as of March 31, 2019.

 Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of March 31, 2019 are (in thousands):

			Other	Total
	Operating	Finance	Leased	Finance
	Leases	Leases	Property	Obligations
Remainder of 2019	$17,498	$5,041	$325	$22,864
2020	22,068	6,722	418	29,208
2021	17,134	6,722	391	24,247
2022	11,070	4,975	374	16,419
2023	10,328	3,175	363	13,866
2024 and thereafter	13,353	16,154	1,528	31,035
Total future minimum lease payments	91,451	42,789	3,399	137,639
Less imputed lease interest	(24,150)	(12,898)	(1,022)	(38,070)
Sale of future services	—	35,623	—	—
Total finance obligations	$67,301	$65,514	$2,377	$135,192

Rental expense for all operating leases was $6.0 million and $3.5 million for the three months ended March 31, 2019 and 2018, respectively.

The gross profit on sale/leaseback transactions for all operating leases was zero for the three months ended March 31, 2019 and 2018. Right of use assets obtained in exchange for new operating lease liabilities was zero for the three months ended March 31, 2019 and $0.6 million for the three months ended March 31, 2018, respectively.

At March 31, 2019 and 2018, security deposits associated with sale/leaseback transactions were $6.8 million and $8.3 million, respectively, and are included in other assets on the unaudited interim consolidated balance sheet.

Other information related to the operating leases are presented in the following table.

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Cash payments (in thousands)	$5,728	$3,313
Weighted average remaining lease term (years)	4.92	3.60
Weighted average discount rate	12.1%	12.0%

Finance lease costs include amortization of the right of use assets (i.e. depreciation expense) and interest on lease liabilities (i.e. interest and other expense, net in the unaudited interim consolidated statement of operations). Finance lease costs for the three months ended March 31, 2019 and 2018, respectively are (in thousands):

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Amortization of right of use asset	$808	$1,624
Interest on finance obligations	2,091	1,510
Total finance lease cost	$2,899	$3,134

Right of use assets obtained in exchange for new finance lease liabilities were zero for three months ended March 31, 2019 and $0.3 million for the three months ended March 31, 2018.

Other information related to the finance leases are presented in the following table.

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Cash payments (in thousands)	$54,170	$9,390
Weighted average remaining lease term (years)	3.53	3.90
Weighted average discount rate	10.8%	9.6%

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $34.3 million is required to be restricted as security and will be released over the lease term. The Company also has certain letters of credit backed by security deposits totaling $35.1 million that are security for the above noted sale/leaseback agreements.

The Company also has letters of credit in the aggregate amount of $0.5 million at March 31, 2019 associated with a finance obligation from the sale/leaseback of its building. Cash collateralizing this letter of credit is also considered restricted cash.

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

At March 31, 2019, two customers comprise approximately 83.2% of the total accounts receivable balance. At December 31, 2018,  three customers comprised approximately 52.3% of the total accounts receivable balance.

For the three months ended March 31, 2019, 56.2% of total consolidated revenues were associated primarily with two customers. For the three months ended March 31, 2018, 74.2% of total consolidated revenues were associated primarily with two customers.  For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer.

Vendor Reimbursement

During the first quarter of 2019, the Company received $3.5 million from a vendor to help facilitate a field replacement program for certain composite fuel tanks that do not meet the supply contract standard, as determined by the Company and the manufacturer.  The Company is working with its customers to ensure an efficient, minimally disruptive process for the exchange.  Amounts received under this arrangement are being accounted for as a reduction of costs.  Such costs included labor and materials to replace the tanks, the manufacture of temporary replacement units used while tanks are being replaced, and other miscellaneous costs.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2018.  In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and anticipate continuing to incur losses; the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers; risk of our convertible debt securities that may be settled in cash, such as our Convertible Senior Notes, will have a material effect on our reported financial results; that our convertible note hedges may affect the value of the Convertible Senior Notes and our common stock; the volatility of the market price of our common stock; the risk that a loss of one or more of our major customers, or if one of our major customers delays payment of or is unable to pay their receivables, a material adverse effect could result on our financial condition; the cost and availability of fuel and fueling infrastructures for our products; the risk of delays in or not completing our product development goals; the risk of elimination of government subsidies and economic incentives for alternative energy products; the risk of potential losses related to any product liability claims or contract disputes; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our products; possible new tariffs could have a material adverse effect on our business our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the risk that unit orders may not ship, be installed and/or converted to revenue, in whole or in part; the risk of dependency on information technology in our operations and the failure of such technology; the risks related to the use of flammable fuels in our products; our subjectivity to legal proceedings and legal compliance risks; our ability to protect our intellectual property; the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large‑scale commercial basis; the risk of loss related to an inability to maintain an effective system of internal controls; our ability to attract and maintain key personnel;  the risks associated with potential future acquisitions; the cost of complying with current and future federal, state and international governmental regulations; our provisions in our charter documents and Delaware law may discourage or delay an acquisition of the Company by a third party that stockholders may consider favorable and other risks and uncertainties discussed under Item IA—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed March 13, 2019.  Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

GenKey: GenKey is our turn-key solution combining either GenDrive or GenSure power with GenFuel fuel and GenCare aftermarket service, offering complete simplicity to customers transitioning to fuel cell power; and

ProGen:  ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans.

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

Recent Developments

Common Stock Offering

On March 20, 2019, the Company issued and sold in a registered direct offering an aggregate of 10,000,000 shares of the Company’s Common Stock at a purchase price of $2.35 per share. The net proceeds to the Company were approximately $23.5 million.

Term Loan Facility

On March 29, 2019, the Company and its subsidiaries Emerging Power Inc. and Emergent Power Inc., entered into a loan and security agreement with Generate Lending, LLC providing for a $100 million secured term loan facility.  The Company has borrowed the entire $100 million.

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

In the third quarter of 2018, it was determined that the presentation in our consolidated statements of operations of certain service arrangements and the amortization of the associated finance obligations had not been appropriately accounted for resulting in an overstatement of our revenue and cost of revenue.  This previous presentation resulted in a gross up of these line items and had no impact on our gross profit (loss) or net loss.  The Company corrected the prior period unaudited interim consolidated financial statements to be consistent with the current period presentation and will correct comparable financial information in future filings. The amount reclassified from revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for the three months ended March  31, 2018 was $0.8 million.  The amount reclassified from cost of revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for the three months ended March 31, 2018 was $1.1 million. The Company does not consider the impact of the prior period correction to be material to the prior period consolidated financial statements.

In 2017, in separate transactions, the Company issued to each of Amazon and Walmart warrants to purchase shares of the Company’s common stock.  The Company recorded a portion of the estimated fair value of the warrants as a reduction of revenue based upon the projected number of shares of common stock expected to vest under the warrants, the proportion of purchases by Amazon, Walmart and their affiliates within the period relative to the aggregate purchase levels required for vesting of the respective warrants, and the then-current fair value of the warrants.  Beginning in September 2018, the provision for common stock warrants is allocated to our individual revenue line items based on estimated contractual cash flows by revenue stream.  Prior period amounts have been reclassified to be consistent with current period presentation. The amount of provision for common stock warrants recorded as a reduction of revenue during the three months ended March  31, 2019 and 2018, respectively, is shown in the table below (in thousands):

	Three months ended March 31,
	2019	2018

Sales of fuel cell systems and related infrastructure	$(597)	$(845)
Services performed on fuel cell systems and related infrastructure	(239)	(338)
Power Purchase Agreements	(1,791)	(117)
Fuel delivered to customers	(1,552)	(585)
Total	$(4,179)	$(1,885)

Revenue, cost of revenue, gross profit (loss) and gross margin for the three months ended March  31, 2019 and 2018, were as follows (in thousands):

		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin
For the year ended March 31, 2019:
Sales of fuel cell systems and related infrastructure	$2,220	$2,321	$(101)	(4.5)%
Services performed on fuel cell systems and related infrastructure	6,213	6,123	90	1.4%
Power Purchase Agreements	4,707	8,998	(4,291)	(91.2)%
Fuel delivered to customers	5,453	7,921	(2,468)	(45.3)%
Total	$18,593	$25,363	$(6,770)	(36.4)%
For the year ended March 31, 2018:
Sales of fuel cell systems and related infrastructure	$10,613	$10,122	$491	4.6%
Services performed on fuel cell systems and related infrastructure	5,483	5,734	(251)	(4.6)%
Power Purchase Agreements	5,372	8,650	(3,278)	(61.0)%
Fuel delivered to customers	4,950	5,896	(946)	(19.1)%
Total	$26,418	$30,402	$(3,984)	(15.1)%

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2019 decreased $8.4 million, or 79.1%, to $2.2 million from $10.6 million for the three months ended March 31, 2018. Included within revenue was provision for common stock warrants of $0.6 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively, positively impacting the change in revenue. The main drivers for the decrease in revenue were decreases in GenDrive and infrastructure site deployment. There were 94 units recognized as revenue during the three months ended March 31, 2019, compared to 304 for the three months ended March 31, 2018. Zero hydrogen installations during the three months ended March 31, 2019, were recognized as revenue, compared to three during the three months ended March 31, 2018.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.  At March 31, 2019,  there were 11,760 fuel cell units and 42 hydrogen installations under extended maintenance contracts, an increase from 9,999 fuel cell units and 35 hydrogen installations at March 31, 2018, respectively.

Revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2019 increased $0.7 million, or 13.3%, to $6.2 million from $5.5 million for the three months ended March 31, 2018. Included within revenue was provision for common stock warrants of $0.2 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively, positively impacting the change in revenue. The increase in service revenues was primarily due to the increase in units under service contracts. The average number of units under extended maintenance contracts during the three months ended March 31, 2019 was 11,921, compared to 9,883 during the three months ended March 31, 2018. This 20.6% increase in average units serviced throughout the three months is directionally consistent with the increase in revenue, as compared to the prior year period.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  The equipment and service can be associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can retain the equipment as leased property and provide it to customers under PPAs.  At March 31, 2019, there were 37 GenKey sites associated with PPAs, as compared to 33 at March 31, 2018.

Revenue from PPAs for the three months ended March 31, 2019 decreased $0.7 million, or 12.4%, to $4.7 million from $5.4 million for the three months ended March 31, 2018. Included within revenue was provision for common stock warrants of $1.8 million and $0.1 million for the three months ended March 31, 2019 and 2018. The decrease in revenue from PPAs for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is attributable to the increase in provision for common stock warrants offset by the increase in PPA sites.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen, which is then sold to its customers.  At March 31, 2019,  there were 72 sites associated with fuel contracts, as compared to 61 at March 31, 2018.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Revenue associated with fuel delivered to customers for the three months ended March 31, 2019 increased $0.5 million, or 10.2%, to $5.5 million from $5.0 million for the three months ended March 31, 2018. Included within revenue was provision  for common stock warrants of $1.6 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively,  adversely impacting the change in revenue. The increase in revenue is due to an increase in sites taking fuel deliveries in 2019, compared to 2018, as well as increases in fuel prices, offset by the aforementioned increase in common stock warrant provision.  The average number of sites receiving fuel deliveries was 72 during the three months ended March 31, 2019, as compared to 60 during the three months ended March 31, 2018.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2019 decreased 77.1%, or $7.8 million, to $2.3 million, compared to $10.1 million the three months ended March 31, 2018 .  This decrease is driven by the previously stated decrease in GenDrive deployment volume.  Gross margin generated from sales of fuel cell systems and related infrastructure declined to (4.5)% for the three months ended March 31, 2019, compared to 4.6% for the three months ended March 31, 2018 primarily due to the amount of provision for common stock warrants recorded.  The provision for common stock warrants from sales of fuel cells and related infrastructure for the three months ended March 31, 2019 and 2018 had a 21.2% and 7.4% negative impact on revenue, respectively.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts.  At March 31, 2019, there were 11,760 fuel cell units and 42 hydrogen installations under extended maintenance contracts, an increase from 9,999 fuel cell units and 35 hydrogen installations at March 31, 2018, respectively.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2019 increased 6.8%, or $0.4 million, to $6.1 million, compared to $5.7 million for the three months ended March 31, 2018.  Gross margin improved to 1.4% for the three months ended March 31, 2019, compared to (4.6)% for the three months ended March 31, 2018 primarily due to reductions in costs from changes in product configuration, and improved leverage as the number of units in the field increases.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for leased equipment and service used to fulfill the PPAs, and depreciation of leased property.  Leased units are associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.  At March 31, 2019, there were 37 GenKey sites associated with PPAs, as compared to 33 at March 31, 2018.

Cost of revenue from PPAs for the three months ended March 31, 2019 increased $0.3 million, or 4.0%, to $9.0 million from $8.7 million for the three months ended March 31, 2018. The increase was a result of the increase in the number of customer sites under these agreements. Gross margin declined to  (91.2)% for the three months ended March 31, 2019, as compared to (61.0)% for the three months ended March 31, 2018 primarily due to the increase in the level of provision for common stock warrants. The provision for common stock warrants from services performed on fuel cells systems and related infrastructure for the three months ended March 31, 2019 and 2018 had a 27.6% and 2.1% negative impact on revenue, respectively.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen and separately sells to its customers when delivered or dispensed.  At March 31, 2019, there were 72 sites associated with fuel contracts, as compared to 61 at March 31, 2018.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Cost of revenue from fuel delivered to customers for the three months ended March 31, 2019 increased $2.0 million, or 34.3%, to $7.9 million from $5.9 million for the three months ended March 31, 2018. Gross margin declined to (45.3)% during the three months ended March 31, 2019, compared to (19.1)% during the three months ended March 31, 2018 primarily due to the increase in the amount of provision for common stock warrants, as well as increase in depreciation on tanks and related fuel equipment due to investments made to improve fuel system efficiency. The provision for common stock warrants from fuel delivered to customers for the three months ended March 31, 2019 and 2018 had a 22.2% and 10.6% negative impact on revenue, respectively.

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

Research and development expense for the three months ended March 31, 2019 decreased $1.3 million, or 14.7%, to $7.4 million, from $8.6 million for the three months ended March 31, 2018.  The decrease was primarily related to a cost reimbursement from a vendor associated with a field replacement program for certain composite fuel tanks that did not meet the supply contract standard as determined by the Company and manufacturer.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2019,  increased  $1.0 million, or 12.2%, to $9.3 million from $8.3 million for the three months ended March 31, 2018.  This increase is primarily related to decrease in legal accruals during the three months ended March 31, 2018.

Interest and other expense, net. Interest and other expense, net consists of interest and other expenses related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations, as well as foreign currency exchange losses, offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, foreign currency exchange gains and other income. The Company entered into a series of finance leases with Generate Lending LLC during 2018. Approximately $50.0 million of these finance leases were terminated and replaced with long-term debt with Generate Lending LLC in March 2019. Additionally, in March of 2018, the Company issued convertible senior notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

Net interest and other expense for the three months ended March 31, 2019 increased $5.2 million, or 168.8%, as compared to the three months ended March 31, 2018.  This increase is attributed to the increase in finance leases/long-term debt and the issuance of convertible senior notes, as mentioned above.

Change in fair value of common stock warrant liability. The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three months ended March 31, 2019 resulted in an increase in the associated warrant liability of $2.1 million as compared to a decrease of $1.3 million for the three months ended March 31, 2018.  These variances are primarily due to changes in the average remaining term, the increase Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model used to calculate this fair value change.

Income taxes. The Company recognized an income tax benefit for the three months ended March 31, 2018 of $3.0 million as a result of the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized a benefit for current losses as a result of an entry to additional paid-in capital related to the issuance of the Convertible Senior Notes discussed in Note 8, Convertible Senior Notes. The Company did not record any income tax expense or benefit for the three months ended March 31, 2019. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $34.0 million for the three months ended March 31, 2019 and $78.2 million, $130.2 million and $57.6 million for the years ended December 31, 2018, 2017, and 2016, respectively,  and had an accumulated deficit of $1.3 billion at March 31, 2019.

During the three months ended March  31, 2019, cash used in operating activities was $36.3 million, consisting of a net loss attributable to the Company of $33.9 million, net outflows from fluctuations in working capital and other assets and liabilities of $16.9 million, and offset by the impact of non-cash charges/gains of $14.5 million. The changes in working capital were related to an increase in inventory, and decreases in deferred revenue, accounts payable, accrued expenses and other liabilities offset by decreases in accounts receivable and prepaid expenses, and other assets. As of March  31, 2019, we had cash and cash equivalents of $39.3 million and net working capital of $77.7 million. By comparison, at December 31, 2018, we had cash and cash equivalents of $38.6 million and net working capital of $9.2 million.

Net cash used in investing activities for the three months ended March  31, 2019, totaled $2.3 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the three months ended March  31, 2019 totaled $37.7 million and primarily resulted from net proceeds of  $23.5 million from the sale of our common stock, as well as $85.0 million from a new debt  facility  some of which was used to pay approximately $50.3 million of  finance obligations and $17.6 million of previously outstanding long-term debt, including accrued interest.

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

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  In connection with certain operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s finance obligations. Cash received from customers under the PPAs is used to make payments against our finance obligations. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements at March 31, 2019 is $77.5 million, which have been secured with restricted cash, security deposits and pledged service escrows of $78.2 million.

The Company has a master lease agreement with Wells Fargo (Wells Fargo MLA) to finance the Company’s commercial transactions with Walmart.  The Wells Fargo MLA was entered into in 2017 and amended in 2018. Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites under lease agreements with Walmart. The total remaining lease payments to Wells Fargo was $64.9 million at March 31, 2019. Transactions completed under the Wells Fargo MLA in 2018 were accounted for as operating leases and therefore the sales of the fuel cell systems and hydrogen infrastructure were recognized as revenue for the year ended December 31, 2018. Transactions completed under the Wells Fargo MLA in 2017 were accounted for as capital leases. The difference in lease classification is due to changes in financing terms and their bearing on lease assessment criteria. Also included in the remaining lease payments to Wells Fargo is a sale/leaseback transaction in 2015 that was accounted for as an operating lease.  In connection with the Wells Fargo MLA, the Company has a customer guarantee for a majority of the transactions. The Wells Fargo transactions in 2018 required a letter of credit for the unguaranteed portion totaling $20.1 million. No sale/leaseback transactions under the Wells Fargo MLA were entered into during the three months ended March 31, 2019.

In November 2018, the Company completed a private placement of an aggregate of 35,000 shares of the Company’s Series E Convertible Preferred Stock, par value $0.01 per share (Series E Preferred Stock) resulting in net proceeds of approximately $30.9 million.

In March 2019 the Company entered into a loan and security agreement with Generate Lending, LLC  borrowing $85.0 million. The initial proceeds of the loan were used to pay in full the Company’s long-term debt and accrued interest of $17.6 million, under the loan agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank) and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC as well as repurchase of the associated leased equipment. During April 2019, the Company borrowed an additional $15.0 million under this debt facility.

In March 2019 the Company sold 10 million shares of common stock for an issue price of $2.35 per share resulting in net proceeds of $23.5 million.

We have historically funded our operations primarily through public and private offerings of common and preferred stock, as well as short-term borrowings, long-term debt and project financings, and Convertible Senior Notes.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity offerings, will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions. Additionally, the Company has other capital sources available, including the At Market Issuance Sales Agreement.

Several key indicators of liquidity are summarized in the following table (in thousands):

	Three months	Year
	ended or at	ended or at
	March 31, 2019	December 31, 2018
Cash and cash equivalents at end of period	$39,336	$38,602
Restricted cash at end of period	69,895	71,551
Working capital at end of period	77,705	9,245
Net loss attributable to common shareholders	33,990	78,167
Net cash used in operating activities	36,263	57,617
Net cash used in investing activities	2,274	19,572
Net cash provided by financing activities	37,650	119,344

Long-Term Debt

In March 2019 the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc., entered in to a loan and security agreement, as amended (the “Loan Agreement”) with Generate Lending, LLC (“Generate Capital”), providing for a secured term loan facility in the amount of $100.0 million (the “Term Loan Facility”).  The Company borrowed $85.0 million under the Loan Agreement on the date of closing and borrowed an additional $15.0 million in April 2019.  A portion of the initial proceeds of the loan were used to pay in full the Company’s long-term debt, including accrued interest of $17.6 million under the loan and security agreement, dated as of July 21, 2017, by and among the Company, Emerging, Emergent and NY Green Bank, a Division of the New York State Energy Research & Development Authority (the “Green Bank Loan”) and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC and repurchase the associated leased equipment. In connection with this transaction, the Company recognized a loss on extinguishment of debt of approximately $0.5 million. This loss was recorded in interest and other expenses, net in the Company’s unaudited interim consolidated statement of operations.  Additionally, $1.7 million was paid to an escrow account related to additional fees for the Green Bank Loan if the Company does not meet certain New York State employment and fuel cell deployment targets by March 2021. This amount paid to an escrow account is recorded in long-term other assets on the Company’s unaudited interim consolidated balance sheet as of March 31, 2019. On March 31, 2019, the outstanding principal balance under the Term Loan Facility was $85.0 million. The collective balance of $32.1 million in loan proceeds will be used to fund working capital for ongoing deployments and other general corporate purposes of the Company.

Advances under the Term Loan Facility bear interest of 12.00% per annum. The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. The term of the loan is three years, with a maturity date of December 13, 2022. Principal payments will be funded in part by releases of restricted cash.

Interest and a portion of the principal amount is payable on a quarterly basis and the entire then outstanding principal balance of the Term Loan Facility, together with all accrued and unpaid interest, is due and payable on the maturity date of December 13, 2022. The Company may also be required to pay Generate Capital additional fees of up to

$1.5 million if the Company is unable to provide $50.0 million of structured project financing arrangements with Generate Capital prior to December 31, 2021.

All obligations under the Loan Agreement are unconditionally guaranteed by Emerging Power Inc. and Emergent Power Inc.  The Term Loan Facility is secured by substantially all of the Company’s and the guarantor subsidiaries’ assets, including, among other assets, all intellectual property, all securities in domestic subsidiaries and 65% of the securities in foreign subsidiaries, subject to certain exceptions and exclusions.

 The Loan Agreement contains covenants, including, among others, (i) the provision of annual and quarterly financial statements, management rights and insurance policies and (ii) restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales and (iii) compliance with a collateral coverage covenant that is first measured on December 31, 2019 and is based on certain factors that are yet to be determined and on a third party valuation that has yet to be completed. The Loan Agreement also provides for events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults at the discretion of the lender.

The Loan Agreement provides that if there is an event of default due to the Company’s insolvency or if the Company fails to perform in any material respect the servicing requirements for fuel cell systems under certain customer agreements, which failure would entitle the customer to terminate such customer agreement, replace the Company or withhold the payment of any material amount to the Company under such customer agreement, then Generate Capital has the right to cause Proton Services Inc., a wholly owned subsidiary of the Company, to replace the Company in performing the maintenance services under such customer agreement.

The Term Loan Facility requires the principal balance at the end of each of the following years may not exceed (in thousands):

December 31, 2019	$79,638
December 31, 2020	58,034
December 31, 2021	36,106
December 31, 2022	—

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

We incurred transaction costs related to the issuance of the Convertible Senior Notes of approximately $4.1 million, consisting of initial purchasers' discount of approximately $3.2 million and other issuance costs of $0.9 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.4 million, were recorded as debt issuance cost (presented as contra debt in the unaudited interim consolidated balance sheet) and are being amortized to interest expense over the term of the Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in stockholders’ equity. The Convertible Senior Notes consist of the following at March 31, 2019 (in thousands):

Principal amounts:
Principal	$100,000
Unamortized debt discount (1)	(33,049)
Unamortized debt issuance costs (1)	(1,926)
Net carrying amount	$65,025
Carrying amount of the equity component (2)	$37,702
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

As of March 31, 2019 the remaining life of the Convertible senior notes is approximately 48 months.

Based on the closing price of the Company’s common stock of  $2.40 on March 31, 2019, the if-converted value of the Convertible Senior Notes was approximately $104.7 million.  At March 31, 2019, the carrying value of the Convertible Senior Notes, excluding unamortized debt issue costs, approximates the fair value.

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

The fair values of the Capped Call and Common Stock Forward are not remeasured each reporting period..

Common Stock Issuance

In March 2019, the Company issued and sold in a registered direct offering an aggregate of 10 million shares of the Company’s common stock at a purchase price of $2.35 per share. The net proceeds to the Company were approximately $23.5 million.

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co., as sales agent (“FBR”), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million.  Under the Sales Agreement, in no event shall the Company issue or sell through FBR such a number of shares that exceeds the number of shares or dollar amount of common stock registered. The Company has raised $30.2 million to date during the term of the Sales Agreement. During the three months ended March 31, 2019 the Company did not issue any shares pursuant to the Sales Agreement.

Lessor Obligations

As of March 31, 2019, the Company has noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next one to seven years. Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2019 are (in thousands):

Remainder of 2019	$21,892
2020	27,172
2021	22,450
2022	13,713
2023	9,815
2024 and thereafter	12,706
Total future minimum lease payments	$107,748

Lessee Obligations

As of March  31, 2019, the Company has operating and finance leases,  as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also Note 1, Nature of Operations) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating and finance leases are recognized on a straight‑line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amounts of which cause the likelihood of cancelation to be remote.

In prior periods, the Company entered into sale/leaseback transactions, that were accounted for as finance leases and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at March 31, 2019 was $29.9 million.  The fair value of the finance obligation approximates the carrying value as of  March 31, 2019.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at March 31, 2019 is $35.6 million, $6.0 million and $29.6 million of which is classified as short-term and long-term, respectively, on the accompanying unaudited interim consolidated balance sheet. The outstanding balance of this obligation at March 31, 2018 was $9.8 million, $2.6 million and $7.2 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximates the carrying value as of March 31, 2019.

The Company has a finance lease associated with its property and equipment in Latham, New York.  Liabilities relating to this agreement of $2.4 million has been recorded as a finance obligation, in the accompanying unaudited interim consolidated balance sheet as of March 31, 2019.  The fair value of this finance obligation approximates the carrying value as of March 31, 2019.

 Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of March 31, 2019 are (in thousands):

			Other	Total
	Operating	Finance	Leased	Finance
	Leases	Leases	Property	Obligations
Remainder of 2019	$17,498	$5,041	$325	$22,864
2020	22,068	6,722	418	29,208
2021	17,134	6,722	391	24,247
2022	11,070	4,975	374	16,419
2023	10,328	3,175	363	13,866
2024 and thereafter	13,353	16,154	1,528	31,035
Total future minimum lease payments	91,451	42,789	3,399	137,639
Less imputed lease interest	(24,150)	(12,898)	(1,022)	(38,070)
Sale of future services	—	35,623	—	—
Total finance obligations	$67,301	$65,514	$2,377	$135,192

Rental expense for all operating leases was $6.0 million and $3.5 million for the three months ended March 31, 2019 and 2018, respectively.

The gross profit on sale/leaseback transactions for all operating leases was zero for the three months ended March 31, 2019 and 2018. Right of use assets obtained in exchange for new operating lease liabilities was zero for the three months ended March 31, 2019 and $0.6 million for the three months ended March 31, 2018, respectively.

At March 31, 2019 and 2018, security deposits associated with sale/leaseback transactions were $6.8 million and $8.3 million, respectively, and are included in other assets on the unaudited interim consolidated balance sheet.

Other information related to the operating leases are presented in the following table.

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Cash payments (in thousands)	$5,728	$3,313
Weighted average remaining lease term (years)	4.92	3.60
Weighted average discount rate	12.1%	12.0%

Finance lease costs include amortization of the right of use assets (i.e. depreciation expense) and interest on lease liabilities (i.e. interest and other expense, net in the unaudited interim consolidated statement of operations). Finance lease costs for the three months ended March 31, 2019 and 2018, respectively are (in thousands):

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Amortization of right of use asset	$808	$1,624
Interest on finance obligations	2,091	1,510
Total finance lease cost	$2,899	$3,134

Right of use assets obtained in exchange for new finance lease liabilities were zero for three months ended March 31, 2019 and $0.3 million for the three months ended March 31, 2018.

Other information related to the finance leases are presented in the following table.

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Cash payments (in thousands)	$54,170	$9,390
Weighted average remaining lease term (years)	3.53	3.90
Weighted average discount rate	10.8%	9.6%

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $34.3 million is required to be restricted as security and will be released over the lease term. The Company also has certain letters of credit backed by security deposits totaling $35.1 million that are security for the above noted sale/leaseback agreements

The Company also has letters of credit in the aggregate amount of $0.5 million at March 31, 2019 associated with a finance obligation from the sale/leaseback of its building. Cash collateralizing this letter of credit is also considered restricted cash.

Contractual Obligations

Contractual obligations as of March 31, 2019, under agreements with non-cancelable terms are as follows (in thousands):

	Total	<1 year	1 - 3 Years	3 - 5 Years	> 5 Years
Operating lease obligations(A)	$67,301	$13,093	$30,489	$14,649	9,070
Finance lease obligations(B)	32,268	4,885	11,326	6,690	9,367
Other finance obligations(C)	35,623	6,019	12,674	10,446	6,484
Purchase obligations(D)	34	10	16	8	—
Convertible senior notes(E)	100,000	—	—	100,000	—
Long-term debt(F)	85,235	12,559	43,296	29,380	—
	$320,461	$36,566	$97,801	$31,793	$24,921

(A)

The Company has non‑cancelable operating leases that generally have one to nine year terms, primarily associated with sale/leaseback transactions and are partially secured with restricted cash. The liability recognized on the consolidated balance sheet is presented within finance obligations.  See Note 15, Commitments and Contingencies, to the Consolidated Financial Statements for more detail.

(B)

During the years ended December 31, 2017 and 2016, the Company entered into a series of project financings, which are accounted for as finance leases and reported as part of the finance obligations on the Company’s consolidated balance sheet. The Company also has a finance obligation related to a sale/leaseback transaction involving its building.

(C)	The Company has received cash for future services to be performed associated with certain sale/leaseback transactions, which was treated as a finance obligation.

(D)	The Company has purchase obligations related to the maintenance of its building and storage of documents.

(E)

In March 2018, the Company issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due on March 15, 2023, in a private placement to qualified institutional buyers. See Note 8, Convertible Senior Notes to the unaudited interim consolidated financial statements for more detail.

(F)	In March 2019, the Company has entered into a long-term debt agreement with Generate Capital. Principal and interest payments will be made using the proceeds from the release of restricted cash.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”, as well as a discussion of significant accounting policies included in Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements, both of which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2018, an accounting update was issued to simplify the accounting for nonemployee share-based payment transactions  resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606. The Company adopted this update on January 1, 2019 and it did not have a material effect on the consolidated financial statements.

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

Item 1A - Risk Factors

Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2018, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

10.1

Form of Securities Purchase Agreement dated as of March 20, 2019 by and between Plug Power Inc., and the purchaser party thereto (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on March 20, 2019 and incorporated by reference herein).

10.2

Loan and Security Agreement dated as of March 29, 2019 by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and Generate Lending, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 3, 2019 and incorporated by reference herein).

10.3

First Amendment to Loan and Security Agreement dated as of March 29, 2019 by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and Generate Lending, LLC (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on April 3, 2019 and incorporated by reference herein).

10.4	First Amended and Restated Master Lease Agreement dated as of July 30, 2018 by and between Plug Power Inc. and Wells Fargo Equipment Finance, Inc. (1)

31.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (1)
101.SCH*	XBRL Taxonomy Extension Schema Document (1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.

*Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2019, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Interim Consolidated Balance Sheets at March  31, 2019 and December 31, 2018; (ii) Interim Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018; (iii)

Interim Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended March 31, 2019 and 2018; (iv) Interim Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2019; (v) Interim Consolidated Statements of Cash Flows for the Three Months Ended March  31, 2019 and 2018; and (vi) related notes, tagged as blocks of text.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 8, 2019	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)