Form 10-Q
period 2019-06-30
PLUG POWER INC
filed 2019-08-09
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

The number of shares of common stock, par value of $0.01 per share, outstanding as of August 9, 2019 was 251,963,724.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$19,845	$38,602
Restricted cash	19,400	17,399
Accounts receivable	26,592	37,347
Inventory	73,190	47,910
Prepaid expenses and other current assets	14,001	14,357
Total current assets	153,028	155,615

Restricted cash	96,082	54,152
Property, plant, and equipment, net of accumulated depreciation of $15,882 and $14,403, respectively	14,228	12,869
Leased property, net	170,455	146,751
Goodwill	8,961	9,023
Intangible assets, net	5,398	3,890
Other assets	8,842	8,026
Total assets	$456,994	$390,326

Liabilities, Redeemable Preferred Stock, and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$36,946	$34,824
Accrued expenses	4,522	7,864
Deferred revenue	11,730	12,055
Finance obligations	30,663	74,264
Current portion of long-term debt	15,928	16,803
Other current liabilities	3,017	560
Total current liabilities	102,806	146,370
Deferred revenue	24,519	28,021
Common stock warrant liability	525	105
Finance obligations	157,531	118,076
Convertible senior notes, net	66,844	63,247
Long-term debt	83,776	133
Other liabilities	13	18
Total liabilities	436,014	355,970

Redeemable preferred stock:
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: 2,620 at both June 30, 2019 and December 31, 2018	709	709
Series E redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $35,000 at both June 30, 2019 and December 31, 2018); Shares authorized: 35,000 at both June 30, 2019 and December 31, 2018; Issued and outstanding: 35,000 at June 30, 2019 and December 31, 2018	30,926	30,934
Stockholders’ (deficit) equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued (including shares in treasury): 246,975,173 at June 30, 2019 and 234,160,661 at December 31, 2018	2,470	2,342
Additional paid-in capital	1,328,911	1,289,714
Accumulated other comprehensive income	1,460	1,584
Accumulated deficit	(1,312,815)	(1,260,290)
Less common stock in treasury: 15,020,437 at June 30, 2019 and 15,002,663 at December 31, 2018	(30,681)	(30,637)
Total stockholders’ (deficit) equity	(10,655)	2,713
Total liabilities, redeemable preferred stock, and stockholders’ (deficit) equity	$456,994	$390,326

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue:
Sales of fuel cell systems and related infrastructure	$38,547	$18,820	$40,767	$29,433
Services performed on fuel cell systems and related infrastructure	5,282	5,691	11,495	11,174
Power Purchase Agreements	6,307	5,438	11,014	10,810
Fuel delivered to customers	6,932	5,280	12,385	10,230
Net revenue	57,068	35,229	75,661	61,647
Cost of revenue:
Sales of fuel cell systems and related infrastructure	23,129	15,377	25,450	25,499
Services performed on fuel cell systems and related infrastructure	6,218	6,103	12,341	11,837
Power Purchase Agreements	8,713	9,638	17,711	18,288
Fuel delivered to customers	8,854	6,421	16,775	12,317
Total cost of revenue	46,914	37,539	72,277	67,941

Gross profit (loss)	10,154	(2,310)	3,384	(6,294)

Operating expenses:
Research and development	8,933	8,427	16,306	17,075
Selling, general and administrative	13,627	12,241	22,951	20,550
Total operating expenses	22,560	20,668	39,257	37,625

Operating loss	(12,406)	(22,978)	(35,873)	(43,919)

Interest and other expense, net	(7,861)	(6,136)	(16,206)	(9,241)
Change in fair value of common stock warrant liability	1,706	334	(420)	1,592

Loss before income taxes	$(18,561)	$(28,780)	$(52,499)	$(51,568)

Income tax benefit	—	2,912	—	5,865

Net loss attributable to the Company	$(18,561)	$(25,868)	$(52,499)	$(45,703)

Preferred stock dividends declared and accretion of discount	(26)	(13)	(26)	(26)
Net loss attributable to common shareholders	$(18,587)	$(25,881)	$(52,525)	$(45,729)
Net loss per share:
Basic and diluted	$(0.08)	$(0.12)	$(0.23)	$(0.21)
Weighted average number of common shares outstanding	231,114,868	214,315,312	225,899,224	220,650,537

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss attributable to the Company	$(18,561)	$(25,868)	$(52,499)	$(45,703)
Other comprehensive income (loss) - foreign currency translation adjustment	86	(762)	(124)	(350)
Comprehensive loss	$(18,475)	$(26,630)	$(52,623)	$(46,053)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	(Deficit) Equity
December 31, 2018	234,160,661	$2,342	$1,289,714	$1,584	15,002,663	$(30,637)	$(1,260,290)	$2,713
Net loss attributable to the Company	—	—	—	—	—	—	(52,499)	(52,499)
Other comprehensive loss	—	—	—	(124)	—	—	—	(124)
Stock-based compensation	780,985	8	5,115	—	—	—	—	5,123
Stock dividend	10,147	—	26	—	—	—	(26)	—
Issuance of common stock, net	11,881,637	119	28,146	—	—	—	—	28,265
Stock option exercises	141,743	1	248	—	17,774	(44)	—	205
Provision for common stock warrants	—	—	5,662	—	—	—	—	5,662
June 30, 2019	246,975,173	$2,470	$1,328,911	$1,460	15,020,437	$(30,681)	$(1,312,815)	$(10,655)

December 31, 2017	229,073,517	$2,291	$1,250,899	$2,194	587,151	$(3,102)	$(1,178,636)	$73,646
Net loss attributable to the Company	—	—	—	—	—	—	(45,703)	(45,703)
Other comprehensive income	—	—	—	(350)	—	—	—	(350)
Stock-based compensation	202,523	2	4,323	—	—	—	—	4,325
Stock dividend	13,273	—	26	—	—	—	(26)	—
Stock option exercises	366,412	4	98	—	17,606	(35)	—	67
Equity component of convertible senior notes, net of issuance costs and income tax benefit	—	—	31,837	—	—	—	—	31,837
Purchase of capped call	—	—	(16,000)	—	—	—	—	(16,000)
Purchase of common stock forward	—	—	—	—	14,397,906	(27,500)	—	(27,500)
Exercise of warrants	100	—	—	—	—	—	—	—
Provision for common stock warrants	—	—	5,806	—	—	—	—	5,806
June 30, 2018	229,655,825	$2,297	$1,276,989	$1,844	15,002,663	$(30,637)	$(1,224,365)	$26,128

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2019	2018
Operating Activities
Net loss attributable to the Company	$(52,499)	$(45,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	5,496	5,795
Amortization of intangible assets	338	335
Stock-based compensation	5,123	4,325
Provision for bad debts and other	907	—
Amortization of debt issuance costs and discount on convertible senior notes	4,340	2,438
Provision for common stock warrants	5,662	5,806
Change in fair value of common stock warrant liability	420	(1,592)
Loss on disposal of leased assets	212	—
Income tax benefit	—	(5,865)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	9,848	(16,178)
Inventory	(25,280)	6,488
Prepaid expenses and other assets	(460)	1,556
Accounts payable, accrued expenses, and other liabilities	1,232	(6,685)
Deferred revenue	(3,827)	4,101
Net cash used in operating activities	(48,488)	(45,179)
Investing Activities
Purchases of property, plant and equipment	(2,844)	(2,343)
Purchases of intangible assets	(1,860)	(879)
Purchases for construction of leased property	(1,987)	(13,138)
Proceeds from sale of leased assets	375	—
Net cash used in investing activities	(6,316)	(16,360)
Financing Activities
Proceeds from issuance of preferred stock, net of transaction costs	(8)	—
Proceeds from public offerings, net of transaction costs	28,265	—
Proceeds from exercise of stock options	205	67
Proceeds from issuance of convertible senior notes, net	—	95,856
Purchase of capped call and common stock forward	—	(43,500)
Principal payments on long-term debt	(17,521)	(5,721)
Proceeds from long-term debt	99,546	—
Proceeds from sale/leaseback transactions accounted for as finance leases	—	20,000
Repayments of finance obligations	(56,070)	(17,760)
Increase in finance obligations	25,609	—
Net cash provided by financing activities	80,026	48,942
Effect of exchange rate changes on cash	(48)	(36)
Increase (decrease) in cash, cash equivalents and restricted cash	25,174	(12,633)
Cash, cash equivalents, and restricted cash beginning of period	110,153	68,055
Cash, cash equivalents, and restricted cash end of period	$135,327	$55,422

Supplemental disclosure of cash flow information
Cash paid for interest	$8,673	$4,915

Summary of non-cash investing and financing activity
Recognition of right of use asset	$34,530	$2,513

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $52.6 million for the six months ended June 30, 2019 and $78.2 million, $130.2 million and $57.6 million for the years ended December 31, 2018, 2017, and 2016, respectively,  and had an accumulated deficit of $1.3 billion at June 30, 2019.

During the six months ended June 30, 2019, cash used in operating activities was $48.5 million, consisting of a net loss attributable to the Company of $52.5 million, net outflows from fluctuations in working capital and other assets and liabilities of $18.5 million, and offset by the impact of non-cash charges/gains of $22.5 million. The changes in working capital were related to an increase in inventory, and prepaid expenses and other assets combined with a decrease in deferred revenue and offset by decreases in accounts receivable and increases in accounts payable, accrued expenses, and other liabilities. As of June 30, 2019, we had cash and cash equivalents of $19.8 million and net working capital of $50.2 million. By comparison, at December 31, 2018, we had cash and cash equivalents of $38.6 million and net working capital of $9.2 million.

Net cash used in investing activities for the six months ended June 30, 2019, totaled $6.3 million and included purchases of property plant and equipment, purchases of intangible assets, outflows associated with materials, labor, and overhead necessary to construct new leased property and proceeds in connection with sales of leased assets. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the six months ended June 30, 2019 totaled $80.0 million and primarily resulted from net proceeds of  $28.3 million from the sale of our common stock, $100.0 million from a new debt facility, some of which was used to pay approximately $50.3 million of finance obligations and $17.6 million of previously outstanding long-term debt, including accrued interest.  In addition, there was a $25.6 million increase in cash flows from new finance obligations.

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

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  In connection with certain operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s finance obligations. Cash received from customers under the PPAs is used to make payments against our finance obligations. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements at June 30, 2019 is $121.3 million, which have been secured with restricted cash, security deposits and pledged service escrows of $122.8 million.

The Company has a master lease agreement with Wells Fargo (Wells Fargo MLA) to finance the Company’s commercial transactions with Walmart.  The Wells Fargo MLA was entered into in 2017 and amended in 2018.   Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites under lease agreements with Walmart. The total remaining lease payments to Wells Fargo were $84.7 million at June 30, 2019. Transactions completed under the Wells Fargo MLA in 2018 and 2019 were accounted for as operating leases and therefore the sales of the fuel cell systems and hydrogen infrastructure were recognized as revenue for the year ended December 31, 2018 and three and six months ended June 30, 2019. Transactions completed under the Wells Fargo MLA in 2017 were accounted for as capital leases. The difference in lease classification is due to changes in financing terms and their bearing on lease assessment criteria. Also included in the remaining lease payments to Wells Fargo is a sale/leaseback transaction in 2015 that was accounted for as an operating lease.  In connection with the Wells Fargo MLA, the Company has a customer guarantee for a majority of the transactions. The Wells Fargo MLA transactions in 2018 and 2019 required a letter of credit for the unguaranteed portion totaling $28.5 million.

During the second quarter of 2019, the Company entered into additional, similar master lease agreements with Wells Fargo and Crestmark to finance subscription programs with other customers. These financings were done in the form of sale/leaseback arrangements and accounted for as operating leases, hence sales of the fuel cell equipment were included in the three months ended June 30, 2019.  Total remaining lease payments under these leases at June 30, 2019 were $26.3 million. These lease payments are secured by cash collateral and letters of credit backed by restricted cash.

In November 2018,  the Company completed a private placement of an aggregate of 35,000 shares of the Company’s Series E Convertible Preferred Stock, par value $0.01 per share (Series E Preferred Stock) resulting in net proceeds of approximately $30.9 million. See Note 10, Redeemable Preferred Stock for additional information.

In March 2019, the Company entered into a loan and security agreement with Generate Lending, LLC (Generate Capital) borrowing $85.0 million. The initial proceeds of the loan were used to pay in full the Company’s long-term debt and accrued interest of $17.6 million, under the loan agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank) and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC as well as repurchase of the associated leased equipment. During April 2019, the Company borrowed an additional $15.0 million under this debt facility. See Note 7, Long-Term Debt for additional information.

In March 2019, the Company sold 10 million shares of common stock for an issue price of $2.35 per share resulting in net proceeds of $23.5 million.

In the second quarter of 2019, the Company issued 2.1 million shares of common stock through its At Market Issuance Sales Agreement (ATM) resulting in net proceeds of $5.5 million. There were no ATM transactions in the first quarter of 2019.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with U.S. generally accepted accounting principles (GAAP), the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2018.

The information presented in the accompanying unaudited interim condensed consolidated balance sheet as of December 31, 2018, has been derived from the Company’s December 31, 2018 audited consolidated financial statements. All other information has been derived from the unaudited interim condensed consolidated financial statements of the Company.

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

Operating and finance lease ROU assets are presented within leased property, net on the unaudited interim condensed consolidated balance sheet. The current portion of operating and finance lease liabilities is included in finance obligations within current liabilities and the long-term portion is presented in finance obligations within noncurrent liabilities on the unaudited interim condensed consolidated balance sheet.

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

Payment terms for sales of fuel cells, infrastructure and service to customers are 30 to 90 days. Sale/leaseback transactions with financial institutions are invoiced and collected upon transaction closing. Service is prepaid upfront in a majority of the arrangements.  The Company does not adjust the transaction price for a significant financing component when the performance obligation is expected to be fulfilled within a year.

The Company presents the provision for common stock warrants within each revenue-related line item on the unaudited interim condensed consolidated statements of operations. This presentation reflects a discount that those common stock warrants represent, and therefore revenue is net of these non-cash charges.  The provision of common stock warrants is allocated to the relevant revenue-related line items based upon the expected mix of the revenue for each respective contract.

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

In substantially all of its commercial transactions, the Company sells extended maintenance contracts that generally provide for a five to ten year service period from the date of product installation. Services include monitoring, technical support, maintenance and services that provide for 97-98% uptime of the fleet. These services are accounted for as a separate performance obligation, and accordingly, revenue generated from these transactions, subject to the proportional allocation of transaction price, is deferred and recognized in income over the term of the contract, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract. Sales of spare parts are included within service revenue on the accompanying unaudited interim condensed consolidated statements of operations. When costs are projected to exceed revenues over the life of the extended maintenance contract, an accrual for loss contracts is recorded.

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

Certain of the Company’s sale/leaseback transactions with third-party financial institutions are required to be accounted for as financing leases.  As a result, no upfront revenue was recognized at the closing of these transactions and a finance obligation for each lease was established.  The fuel cell systems and related infrastructure that are provided to customers through these PPAs are considered leased property on the accompanying unaudited interim condensed consolidated balance sheet.  Costs to service the leased property, depreciation of the leased property, and other related costs are considered cost of PPA revenue on the accompanying unaudited interim condensed consolidated statements of operations.  Interest cost associated with finance leases is presented within interest and other expense, net on the accompanying unaudited interim condensed consolidated statement of operations.

The Company also has sale/leaseback transactions with financial institutions, which were required to be accounted for as an operating lease. The Company has rental expense associated with these sale/leaseback agreements with financial institutions.  Rental expense is recognized on a straight-line basis over the life of the agreements and is characterized as cost of PPA revenue on the accompanying unaudited interim condensed consolidated statements of operations.

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

The Company purchases hydrogen fuel from suppliers in certain cases (and produces hydrogen onsite) and sells to its customers upon delivery.  Revenue and cost of revenue related to this fuel is recorded as dispensed, and is included in the respective “Fuel delivered to customers” lines on the accompanying unaudited interim condensed consolidated statements of operations.

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

Cash Equivalents

Cash equivalents consist of money market accounts with an initial term of less than three months. For purposes of the unaudited interim condensed consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.  The Company’s cash and cash equivalents are deposited with financial institutions located in the U.S. and may at times exceed insured limits.

Common Stock Warrant Accounting

The Company accounts for common stock warrants as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Derivative Liabilities

Registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We currently classify these derivative warrant liabilities on the accompanying unaudited interim condensed consolidated balance sheet as a long-term liability, which are revalued at each balance sheet date subsequent to the initial issuance, using the Black-Scholes pricing model. This pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in the fair value of the warrants are reflected in the accompanying unaudited interim condensed consolidated statements of operations as change in fair value of common stock warrant liability.

Equity Instruments

Common stock warrants that meet certain applicable requirements of ASC Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and other related guidance, including the ability of the Company to settle the warrants without the issuance of registered shares or the absence of rights of the grantee to require cash settlement, are accounted for as equity instruments. The Company classifies these equity instruments within additional paid-in capital on the accompanying unaudited interim condensed consolidated balance sheet. Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon and Walmart as discussed in Note 11, Warrant Transaction Agreements.  These warrants are remeasured at each financial reporting date prior to vesting, using the Monte Carlo pricing model.  Once these warrants vest, they are no longer remeasured.  This pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in fair value resulting from remeasurement of common stock warrants issued in connection with the Amazon Transaction Agreement and the Walmart Transaction Agreement, as described in Note 11, Warrant Transaction Agreements, and are recorded as cumulative catch up adjustments as a reduction of revenue.

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

Use of Estimates

The unaudited interim condensed consolidated financial statements of the Company have been prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications and Correction of Immaterial Errors

Reclassifications are made, whenever necessary, to prior period financial statements to conform to the current period presentation. The provision for common stock warrants presented historically as one line item on the condensed consolidated statements of operations has been allocated to each of the relevant revenue line items. This reclassification did not have an impact on gross profit (loss) or net loss within the unaudited interim condensed consolidated statements of operations or major categories within the condensed consolidated statements of cash flows in the periods presented.

In the third quarter of 2018, it was determined that the presentation in our unaudited interim condensed consolidated statements of operations of certain service arrangements and the amortization of the associated finance obligations had not been appropriately accounted for resulting in an overstatement of our revenue and cost of revenue.  This previous presentation resulted in a gross up of these line items and had no impact on our gross profit (loss) or net loss.  The Company corrected the prior period unaudited interim condensed consolidated financial statements to be consistent with the current period presentation and will correct comparable financial information in future filings. The amount reclassified from revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for the three and six months ended June 30, 2018 was $0.8 million and $1.6 million, respectively.  The amount reclassified from cost of revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for the three and six months ended June 30, 2018 was $1.0 million and $2.2 million, respectively. The Company does not consider the impact of the prior period correction to be material to the prior period unaudited interim condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2018, an accounting update was issued to simplify the accounting for nonemployee share-based payment transactions  resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606. The Company adopted this update on January 1, 2019 and it did not have a material effect on the unaudited interim condensed consolidated financial statements.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In May 2019, Accounting Standards Update (ASU) 2019-05, Financial Instruments – Credit Losses, was issued to provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. Adoption of this update is optional and within scope of Topic 326, Financial Instruments – Credit Losses, effective for fiscal years beginning after December 15, 2019. The Company is evaluating the adoption method and impact this update will have on the consolidated financial statements.

In April 2019, Accounting Standards Update (ASU) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, was issued to make improvements to updates 2016-01, Financial Instruments – Overall (Subtopic 825-10), 2016-13, Financial Instruments – Credit Losses (Topic 326) and 2017-12, Derivatives and Hedging (Topic 815). This is update is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the adoption method and impact this update will have on the consolidated financial statements.

In November 2018, Accounting Standards Update (ASU) 2018-18, Collaborative Arrangements (Topic 808),  was issued to clarify the interaction between ASC Topic 808, Collaborative Arrangements, and Topic 606. Adoption of this update is effective for all reporting periods beginning after December 15, 2019. The Company is evaluating the impact this update will have on the consolidated financial statements.

In August 2018, Accounting Standards Update (ASU) 2018-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40),  was issued to help entities evaluate the accounting for fees paid by a customer in cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in this update are effective for public companies beginning after December 15, 2019. Early adoption of the amendments in this update are permitted. The Company is evaluating the adoption method and impact this update will have on the consolidated financial statements.

In January 2017, Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350), was issued to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This accounting update is effective for years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The company is evaluating the adoption method and does not think that this will have a material impact on the consolidated financial statements.

In August 2016, Accounting Standards Update (ASU) 2016-15,  Statement of Cash Flows, was issued to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This accounting update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period.  The Company is evaluating the impact this update will have on the consolidated financial statements.

In June 2016, Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued. ASU 2016-13 significantly changes how entities account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. The ASU requires a number of changes to the assessment of credit losses, including the utilization of an expected credit loss model, which requires consideration of a broader range of information to estimate expected credit losses over the entire lifetime of the asset, including losses where probability is considered remote. Additionally, the standard requires the estimation of lifetime expected losses for trade receivables and contract assets that are classified as current. This update is effective beginning after January 1, 2020. The Company is evaluating the impact this update will have on the consolidated financial statements.

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

The dilutive potential common shares are summarized as follows:

	At June 30,
	2019	2018
Stock options outstanding (1)	21,258,304	19,977,576
Restricted stock outstanding (2)	2,504,392	207,347
Common stock warrants (3)	115,824,142	115,824,142
Preferred stock (4)	17,933,591	2,782,075
Convertible Senior Notes (5)	43,630,020	43,630,020
Number of dilutive potential common shares	201,150,449	182,421,160

(1)

During the three months ended June 30, 2019 and 2018, the Company granted 339,392 and 484,667 stock options, respectively. During the six months ended June  30, 2019 and 2018, the Company granted 364,392, and 484,667 stock options, respectively.

(2)

During the three months ended June  30, 2019 and 2018, the Company granted 339,392 and zero shares of restricted stock, respectively. During the six months ended June 30, 2019 and 2018, the Company granted 364,392 and zero shares of restricted stock, respectively.

(3)

In April 2017, the Company issued 5,250,750 warrants with an exercise price of $2.69 per warrant, as described in Note 9, Stockholders’ Equity.  Of these warrants issued in April 2017, none have been exercised as of June  30, 2019.

In April 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 11, Warrant Transaction Agreements.  Of these warrants issued, none have been exercised as of June  30, 2019.

In July 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 11, Warrant Transaction Agreements. Of these warrants issued, none have been exercised as of June  30, 2019.

(4)

The preferred stock amount represents the dilutive potential common shares of the Series C and E redeemable convertible preferred stock, based on the conversion price of the preferred stock as of June  30, 2019 and 2018, respectively.  Of the 10,431 Series C redeemable preferred stock issued on May 16, 2013, 7,811 had been converted to common stock through June  30, 2019 and 2018, with the remainder still outstanding.  On November 1, 2018, the Company issued 35,000 shares of Series E redeemable convertible preferred stock.  As of June 30, 2019, all Series E redeemable convertible preferred stock are outstanding.

(5)	In March 2018, the Company issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes. See Note 8, Convertible Senior Notes.

4.  Inventory

             Inventory as of June 30, 2019 and December 31, 2018 consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials and supplies - production locations	$47,324	$32,941
Raw materials and supplies - customer locations	9,247	6,755
Work-in-process	12,538	5,589
Finished goods	4,081	2,625
Inventory	$73,190	$47,910

5. Leased Property

Leased property at June 30, 2019 and December 31, 2018 consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Right of use assets - operating	$111,176	$76,747
Right of use assets - finance	35,677	39,905
Capitalized costs of lessor assets	45,690	41,040
Less: accumulated depreciation	(22,088)	(10,941)
Leased property, net	$170,455	$146,751

6. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of June 30, 2019 are as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	10 years	$7,757	$(2,483)	$5,274
Customer relationships	10 years	260	(136)	124
Trademark	5 years	60	(60)	—
		$8,077	$(2,679)	$5,398

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

The change in the gross carrying amount of the acquired technology from December 31, 2018 to June 30, 2019 is due to the acquisition of intellectual property from EnergyOr in May 2019, a milestone payment to American Fuel Cell LLC (AFC), as well as changes attributed to foreign currency translation. The Company acquired intellectual property from EnergyOr for $1.5 million. In addition, the Company agreed to pay the sellers a royalty based on future sales of relevant applications, not to exceed $3.0 million, by May 22, 2025.

As part of the agreement to acquire the intellectual property from AFC, the Company shall pay AFC milestone payments not to exceed $2.9 million in total, if certain milestones associated with the production of components related to the acquired technology are met before April 2021. As of June 30, 2019 the Company paid $0.4 million to AFC in relation to the aforementioned milestones.

Amortization expense for acquired identifiable intangible assets was $0.2 million for both the three months ended June 30, 2018 and 2017, respectively. Amortization expense for the acquired identifiable assets was $0.3 million for both the six months ended June 30, 2019 and 2018. Estimated amortization expense for subsequent years is as follows (in thousands):

Remainder of 2019	$370
2020	741
2021	741
2022	741
2023	741
2024 and thereafter	2,064
Total	$5,398

7.  Long-Term Debt

In March 2019, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc., entered in to a loan and security agreement, as amended (the Loan Agreement) with Generate Lending, LLC (Generate Capital), providing for a secured term loan facility in the amount of $100.0 million (the Term Loan Facility). The Company borrowed $85.0 million under the Loan Agreement on the date of closing and borrowed an additional $15.0 million in April 2019.  A portion of the initial proceeds of the loan were used to pay in full the Company’s long-term debt, including accrued interest of $17.6 million under the loan and security agreement, dated as of July 21, 2017, by and among the Company, Emerging, Emergent and NY Green Bank, a Division of the New York State Energy Research & Development Authority (the Green Bank Loan) and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC and repurchase the associated leased equipment. In connection with this transaction, the Company recognized a loss on extinguishment of debt of approximately $0.5 million. This loss was recorded in interest and other expenses, net in the Company’s unaudited interim condensed consolidated statement of operations.  Additionally, $1.7 million was paid to an escrow account related to additional fees for the Green Bank Loan if the Company does not meet certain New York State employment and fuel cell deployment targets by March 2021. This amount paid to an escrow account is recorded in long-term other assets on the Company’s unaudited interim condensed consolidated balance sheet as of June  30, 2019. On June 30, 2019, the outstanding principal balance under the Term Loan Facility was $99.9 million. The net loan proceeds of $32.1 million are being used to fund working capital for ongoing deployments and other general corporate purposes of the Company.

Advances under the Term Loan Facility bear interest of 12.0% per annum. The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. The term of the loan is three years, with a maturity date of December 13, 2022. Principal payments will be funded in part by releases of restricted cash, as described in Note 15, Commitments and Contingencies.

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

The Term Loan Facility requires the principal balance at the end of each of the following years may not exceed (in thousands):

December 31, 2019	$94,638
December 31, 2020	73,034
December 31, 2021	51,106
December 31, 2022	—

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

2)

during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the Convertible Senior Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the notes on each such trading day;

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

In accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component of approximately $58.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $37.7 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes. The difference between the principal amount of the Convertible Senior Notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes.  The effective interest rate is approximately 16.0%. The equity component of the Convertible Senior Notes is included in additional paid-in capital in the unaudited  interim condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the Convertible Senior Notes of approximately $4.1 million, consisting of initial purchasers' discount of approximately $3.2 million and other issuance costs of $0.9 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.4 million, were recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in stockholders’ equity.

The Convertible Senior Notes consist of the following at June 30, 2019 (in thousands):

Principal amounts:
Principal	$100,000
Unamortized debt discount (1)	(31,348)
Unamortized debt issuance costs (1)	(1,808)
Net carrying amount	$66,844
Carrying amount of the equity component (2)	$37,702
1)

Included in the unaudited interim condensed consolidated balance sheet within Convertible Senior Notes, net and amortized over the remaining life of the Convertible senior notes using the effective interest rate method.

2)

Included in the unaudited interim condensed consolidated balance sheet within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit of $9.2 million.

As of June 30, 2019 the remaining life of the Convertible senior notes is approximately 45 months.

Based on the closing price of the Company’s common stock of  $2.25 on June 30, 2019, the if-converted value of the Convertible Senior Notes was less than the principal amount.  At June 30, 2019, the carrying value of the Convertible Senior Notes, excluding unamortized debt issue costs, approximates the fair value.

Capped Call

In conjunction with the issuance of the Convertible Senior Notes, the Company entered into capped call options (Capped Call) on the Company’s common stock with certain counterparties at a price of $16.0 million. The net cost incurred in connection with the Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim condensed consolidated balance sheet.

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

The net cost incurred in connection with the Common Stock Forward of $27.5 million has been recorded as an increase in treasury stock in the unaudited interim condensed consolidated balance sheet.  The related shares were accounted for as a repurchase of common stock.

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

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share. As of June 30, 2019 and December 31, 2018, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.  See Note 10, Redeemable Preferred Stock, for a description of the Company’s Series C and E redeemable preferred stock.

Common Stock and Warrants

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. In March 2019, the Company issued and sold in a registered direct offering an aggregate of 10 million shares of the Company’s common stock at a purchase price of $2.35 per share. The net proceeds to the Company were approximately $23.5 million. There were 231,954,736 and 219,157,998 shares of common stock outstanding as of June 30, 2019 and December 31, 2018, respectively.

On December 22, 2016, the Company issued warrants to purchase 10,501,500 shares of common stock in connection with offerings of common stock and Series D Redeemable Preferred Stock at an exercise price of $1.50 per share.  On April 12, 2017, the Company and Tech Opportunities LLC (Tech Opps) entered into an agreement, pursuant to which Tech Opps exercised in full its warrants to purchase an aggregate of 10,501,500 shares of common stock.  The net proceeds received by the Company pursuant to the exercise of the existing warrants was $15.1 million and the Company issued to Tech Opps warrants to acquire up to 5,250,750 shares of common stock at an exercise price of $2.69 per share.  The warrants were exercisable as of October 12, 2017 and will expire on October 12, 2019.  The warrants are subject to anti-dilution provisions in the event of issuance of additional shares of common stock and certain other conditions, as further described in the warrant agreement.

During 2017, additional warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 11, Warrant Transaction Agreements. At June 30, 2019 and 2018, in connection with these agreements, warrants to acquire 26,188,434 and 18,913,869 shares, respectively, of common stock have vested and are therefore exercisable.  These warrants are measured at fair value and are classified as equity instruments on the unaudited interim condensed consolidated balance sheet.

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with FBR Capital Markets & Co., as sales agent (FBR), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million.  Under the Sales Agreement, in no event shall the Company issue or sell through FBR such a number of shares that exceeds the number of shares or dollar amount of common stock registered. In the second quarter of 2019, the Company raised

$5.5 million. There were no ATM transactions in the first quarter of 2019. During July and August of 2019 the Company raised an additional $8.8 million through ATM. As of July 31, 2019 the Company has raised a total of $45.8 million during the term of the Sales Agreement.

10.  Redeemable Convertible Preferred Stock

In November 2018, the Company completed an offering of an aggregate of 35,000 shares of the Company’s Series E Redeemable Preferred Stock, par value $0.01 per share (Series E Stock), resulting in aggregate net proceeds of approximately $30.9 million, after deducting underwriting discounts and commissions and expenses payable by the Company.  The Company is required to redeem the Series E Stock in thirteen monthly installments in the amount of $2.7 million each from May 2019 through May 2020. Series E Stock holders elected to defer May and June 2019 installments.

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

The Company had 2,620 shares of Series C Stock outstanding at June 30, 2019 and 2018. The holder of the Series C Stock is entitled to receive dividends at a rate of 8% per annum, based on the original issue price per share of $248.794, payable in equal quarterly installments in cash or in shares of common stock, at the Company’s option. During the six months ended June 30, 2019 and 2018, respectively, all dividends have been paid in shares of common stock. Each share of Series C Stock is convertible into shares of common stock with the number of shares of common stock issuable upon conversion determined by dividing the original issue price per share of $248.794 by the conversion price in effect at the time the shares are converted. The conversion price of the Series C Stock as of June 30, 2019 and December 31, 2018 was $0.2343. The Series C Stock votes together with the common stock on an as-converted basis on all matters.

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

11. Warrant Transaction Agreements

Amazon Transaction Agreement

On April 4, 2017, the Company and Amazon entered into a Transaction Agreement (the Amazon Transaction Agreement), pursuant to which the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, warrants to acquire up to 55,286,696 shares of the Company’s common stock (the Amazon Warrant Shares), subject to certain vesting events described below. The Company and Amazon entered into the Amazon Transaction Agreement in connection with existing commercial agreements between the Company and Amazon with respect to the deployment of the Company’s GenKey fuel cell technology at Amazon distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. Additionally, Amazon and the Company will begin working together on technology collaboration, exploring the expansion of applications for the Company’s line of ProGen fuel cell engines.  The vesting of the Amazon Warrant Shares is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements.

The majority of the Amazon Warrant Shares will vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The first tranche of 5,819,652 Amazon Warrant Shares vested upon the execution of the Amazon Transaction Agreement.  Accordingly, $6.7 million, the fair value of the first tranche of Amazon Warrant Shares, was recognized as selling, general and administrative expense on the 2017 unaudited interim condensed consolidated statements of operations.  The second tranche of 29,098,260 Amazon Warrant Shares will vest in four installments of 7,274,565 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Amazon Warrant Shares will be $1.1893 per share. After Amazon has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Amazon Warrant Shares will vest in eight installments of 2,546,098 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Amazon Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant Shares are exercisable through April 4, 2027.

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

At June 30, 2019 and December 31, 2018, 20,368,782 of the Amazon Warrant Shares had vested.  The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended June 30, 2019 and 2018 was $0.8 million and $3.6 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the six months ended June 30, 2019 and 2018 was $2.0 million and $5.3 million, respectively.

Walmart Transaction Agreement

On July 20, 2017, the Company and Walmart entered into a Transaction Agreement (the Walmart Transaction Agreement), pursuant to which the Company agreed to issue to Walmart a warrant to acquire up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events (the Walmart Warrant Shares). The Company and Walmart entered into the Walmart Transaction Agreement in connection with existing commercial agreements between the Company and Walmart with respect to the deployment of the Company’s GenKey fuel cell technology across various Walmart distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the warrant shares, is linked to payments made by Walmart or its affiliates (directly or indirectly through third parties) pursuant to transactions entered into after January 1, 2017 under existing commercial agreements.

The majority of the Walmart Warrant Shares will vest based on Walmart’s payment of up to $600.0 million to the Company in connection with Walmart’s purchase of goods and services from the Company. The first tranche of 5,819,652 Walmart Warrant Shares vested upon the execution of the Walmart Transaction Agreement.  Accordingly, $10.9 million, the fair value of the first tranche of Walmart Warrant Shares, was recorded as a provision for common stock warrants and presented as a reduction to revenue on the 2017 unaudited interim condensed consolidated statements of operations. The second tranche of 29,098,260 Walmart Warrant Shares will vest in four installments of 7,274,565 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Walmart Warrant Shares will be $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Walmart Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Walmart Warrant Shares, provided that, with limited exceptions, the exercise price for the third tranche will be no lower than $1.1893. The Walmart Warrant Shares are exercisable through July 20, 2027.

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

At June 30, 2019 and December 31, 2018, 5,819,652 of the Walmart Warrant Shares had vested.  The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended June 30, 2019 and 2018 was $0.7 million and $0.3 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the six months ended June 30, 2019 and 2018 was $3.7 million and $0.5 million, respectively.

12. Revenue

Disaggregation of revenue

Major products/services lines
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales of fuel cell systems	$38,547	$13,371	$40,767	$19,354
Sale of hydrogen installations and other infrastructure	—	5,449	—	10,079
Services performed on fuel cell systems and related infrastructure	5,282	5,691	11,495	11,174
Power Purchase Agreements	6,307	5,438	11,014	10,810
Fuel delivered to customers	6,932	5,280	12,385	10,230
Net revenue	$57,068	$35,229	$75,661	$61,647

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30,	December 31,
	2019	2018
Accounts receivable	$26,592	$37,347
Contract assets	4,372	3,328
Contract liabilities	36,652	40,476

The contract assets relate to the Company’s rights to consideration for work completed but not billed. These amounts are included within prepaid expenses and other current assets on the accompanying unaudited interim condensed consolidated balance sheet.

The contract liabilities relate to the advance consideration received from customers for services that will be recognized over time (primarily fuel cell and related infrastructure services). These amounts are included within deferred revenue on the accompanying unaudited interim condensed consolidated interim balance sheet.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets	Six months ended
June 30, 2019
Transferred to receivables from contract assets recognized at the beginning of the period	$(137)
Revenue recognized and not billed as of the end of the period	1,181
Net change in contract assets	$1,044

Contract liabilities	Six months ended
June 30, 2019
Revenue recognized that was included in the contract liability balance as of the beginning of the period	$4,456
Increases due to cash received, net of amounts recognized as revenue during the period	(1,792)
Net change in contract liabilities	$2,664

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

	June 30,
	2019	2018
Sales of fuel cell systems	$16,467	$13,478
Sale of hydrogen installations and other infrastructure	10,072	8,281
Services performed on fuel cell systems and related infrastructure	61,596	77,496
Power Purchase Agreements	121,744	122,659
Other rental income	5,793	5,463
Total estimated future revenue	$215,672	$227,377

Contract costs

Contract costs consists of capitalized commission fees and other expenses related to obtaining or fulfilling a contract.

Capitalized contract costs at June 30, 2019 and December 31, 2018 were $0.5 million and $0.2 million, respectively. Expense related to the amortization of capitalized contract costs was not significant for the three or six months ended June 30, 2019.

13.  Income Taxes

The Company recognized an income tax benefit for the three and six months ended June 30, 2018 of  $2.9 million and $5.9 million, respectively, as a result of the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized a benefit for current losses as a result of an entry to additional paid-in capital related to the issuance of the Convertible Senior Notes discussed in Note 8, Convertible Senior Notes. The Company did not record any income tax expense or benefit for the three and six months ended June 30, 2019. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

The remaining net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

14.  Fair Value Measurements

              Derivative Liabilities

              The Company’s common stock warrant liability represents the only asset or liability classified financial instrument measured at fair value on a recurring basis in the unaudited interim condensed consolidated balance sheets.  The fair value measurement is determined by using Level 3 inputs due to the lack of active and observable markets that can be used to price identical assets.  Level 3 inputs are unobservable inputs and should be used to determine fair value only when observable inputs are not available.  Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

              Fair value of the common stock warrant liability is based on the Black-Scholes pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

The Company used the following assumptions for its liability-classified common stock warrants:

Six months ended
	June 30, 2019	June 30, 2018
Risk-free interest rate	2.22% - 2.51%	1.64% - 2.43%
Volatility	49.98% - 74.93%	18.40% - 81.69%
Expected average term	0.28 - 0.53	0.01 - 1.53

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

The following table shows the activity in the common stock warrant liability (in thousands):

	Six months ended
	June 30, 2019	June 30, 2018
Beginning of period	$105	$4,391
Change in fair value of common stock warrants	420	(1,592)
End of period	$525	$2,799

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

The Company used the following assumptions for its equity-classified common stock warrants:

Six months ended
	June 30, 2019	June 30, 2018
Risk-free interest rate	1.89% - 2.33%	2.72% - 2.80%
Volatility	85.00%	85.00%
Expected average term	7.76 - 8.30	8.76 - 9.30

The Monte Carlo pricing models used in the determination of the fair value of the equity-classified warrants also incorporate assumptions involving future revenues associated with Amazon and Walmart, and related timing.

The following table represents the fair value per warrant on the execution date of the transaction agreements, the vesting dates, if applicable, and as of June 30, 2019 and 2018 for those warrants for which vesting is considered probable.

	Amazon Warrant Shares	Walmart Warrant Shares
Issuance date - first tranche	$1.15	$1.88
As of vesting date - second tranche, first installment	2.16	—
As of vesting date - second tranche, second installment	1.54	—
As of June 2019 - second tranche	1.90	1.83
As of June 2018 - second tranche	1.71	1.56

15.  Commitments and Contingencies

Lessor Obligations

As of June 30, 2019, the Company has noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next one to seven years. Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2019 are (in thousands):

Remainder of 2019	$15,329
2020	29,840
2021	26,507
2022	17,342
2023	13,278
2024 and thereafter	21,653
Total future minimum lease payments	$123,949

Lessee Obligations

As of June 30, 2019, the Company has operating and finance leases,  as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also Note 1, Nature of Operations) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating and finance leases are recognized on a straight‑line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amounts of which cause the likelihood of cancelation to be remote.

In prior periods, the Company entered into sale/leaseback transactions, that were accounted for as finance leases and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at June 30, 2019 and December 31, 2018 was $28.8 million and $81.9 million, respectively. The fair value of the finance obligation approximates the carrying value as of  both June 30, 2019 and December 31, 2018.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at June 30, 2019 is $59.8 million, $9.0 million and $50.8 million of which is classified as short-term and long-term, respectively, on the accompanying unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at June 30, 2018 was $9.2 million, $2.6 million and $6.6 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximates the carrying value as of June 30, 2019.

The Company has a finance lease associated with its property and equipment in Latham, New York.  Liabilities relating to this agreement of $2.4 million has been recorded as a finance obligation, in the accompanying unaudited interim condensed consolidated balance sheet as of June 30, 2019.  The fair value of this finance obligation approximates the carrying value as of June 30, 2019.

 Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of June 30, 2019 are (in thousands):

			Other	Total
	Operating	Finance	Leased	Finance
	Leases	Leases	Property	Obligations
Remainder of 2019	$15,793	$3,361	$225	$19,379
2020	30,909	6,722	425	38,056
2021	25,930	6,722	407	33,059
2022	19,832	4,975	390	25,197
2023	19,089	3,176	366	22,631
2024 and thereafter	26,815	16,154	1,565	44,534
Total future minimum lease payments	138,368	41,110	3,378	182,856
Less imputed lease interest	(41,138)	(12,339)	(989)	(54,466)
Sale of future services	—	59,804	—	59,804
Total finance obligations	$97,230	$88,575	$2,389	$188,194

Rental expense for all operating leases was $6.2 million and $3.6 million for the three months ended June 30, 2019 and 2018, respectively.  Rental expense for all operating leases was $12.1 million and $7.2 million for the six months ended June 30, 2019 and 2018, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $16.1 million for the three and six months ended June 30, 2019 and zero for the three and six months ended June 30, 2018. Right of use assets obtained in exchange for new operating lease liabilities was $34.5 million for the three and six months ended June 30, 2019 and $1.6 million and $2.2 million for the three and six months ended June 30, 2018.

At June 30, 2019 and 2018, security deposits associated with sale/leaseback transactions were $7.0 million and $8.3 million, respectively, and are included in other assets on the unaudited interim condensed consolidated balance sheet.

Other information related to the operating leases are presented in the following table.

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Cash payments (in thousands)	$11,677	$6,634
Weighted average remaining lease term (years)	5.13	3.61
Weighted average discount rate	12.2%	12.0%

Finance lease costs include amortization of the right of use assets (i.e. depreciation expense) and interest on lease liabilities (i.e. interest and other expense, net in the unaudited interim condensed consolidated statement of operations). Finance lease costs are as follows (in thousands):

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Amortization of right of use asset	$1,558	$3,017
Interest on finance obligations	2,656	2,944
Total finance lease cost	$4,214	$5,961

Right of use assets obtained in exchange for new finance lease liabilities were $60 thousand for both the three and six months ended June 30, 2019 and zero and $0.3 million for the three and six months ended June 30, 2018.

Other information related to the finance leases are presented in the following table.

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Cash payments (in thousands)	$55,913	$19,406
Weighted average remaining lease term (years)	3.25	3.70
Weighted average discount rate	10.8%	10.7%

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $32.5 million is required to be restricted as security and will be released over the lease term. The Company also has certain letters of credit backed by security deposits totaling $82.9 million that are security for the above noted sale/leaseback agreements.

The Company also has letters of credit in the aggregate amount of $0.5 million at June 30, 2019 associated with a finance obligation from the sale/leaseback of its building. Cash collateralizing this letter of credit is also considered restricted cash.

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

At June 30, 2019, one customer comprises approximately 71.0% of the total accounts receivable balance. At December 31, 2018, three customers comprised approximately 52.3% of the total accounts receivable balance.

For the six months ended June 30, 2019, 66.0% of total consolidated revenues were associated primarily with two customers. For the six months ended June 30, 2018, 66.2% of total consolidated revenues were associated primarily with two customers.  For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer.

Vendor Reimbursement

During the six months ended June 30, 2019 the Company received $4.5 million, $1.0 million of which was received in the second quarter of 2019, from a vendor to help facilitate a field replacement program for certain composite fuel tanks that do not meet the supply contract standard, as determined by the Company and the manufacturer.  The Company is working with its customers to ensure an efficient, minimally disruptive process for the exchange.  Amounts received under this arrangement are being accounted for as a reduction of costs.  Such costs included labor and materials to replace the tanks, the manufacture of temporary replacement units used while tanks are being replaced, and other miscellaneous costs.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2018.  In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and anticipate continuing to incur losses; the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers; risk of our convertible debt securities that may be settled in cash, such as our Convertible Senior Notes, will have a material effect on our reported financial results; that our convertible note hedges may affect the value of the Convertible Senior Notes and our common stock; the volatility of the market price of our common stock; the risk that a loss of one or more of our major customers, or if one of our major customers delays payment of or is unable to pay their receivables, a material adverse effect could result on our financial condition; the cost and availability of fuel and fueling infrastructures for our products; the risk of delays in or not completing our product development goals; the risk of elimination of government subsidies and economic incentives for alternative energy products; the risk of potential losses related to any product liability claims or contract disputes; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our products; possible new tariffs could have a material adverse effect on our business our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the risk that unit orders may not ship, be installed and/or converted to revenue, in whole or in part; the risk of dependency on information technology in our operations and the failure of such technology; the risks related to the use of flammable fuels in our products; our subjectivity to legal proceedings and legal compliance risks; our ability to protect our intellectual property; the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large‑scale commercial basis; the risk of loss related to an inability to maintain an effective system of internal controls; our ability to attract and maintain key personnel;  the risks associated with potential future acquisitions; the cost of complying with current and future federal, state and international governmental regulations; our provisions in our charter documents and Delaware law may discourage or delay an acquisition of the Company by a third party that stockholders may consider favorable and other risks and uncertainties discussed under Item IA—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed March 13, 2019.  Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

In the third quarter of 2018, it was determined that the presentation in our unaudited interim condensed consolidated statements of operations of certain service arrangements and the amortization of the associated finance obligations had not been appropriately accounted for resulting in an overstatement of our revenue and cost of revenue.  This previous presentation resulted in a gross up of these line items and had no impact on our gross profit (loss) or net loss.  The Company corrected the prior period unaudited interim condensed consolidated financial statements to be consistent with the current period presentation and will correct comparable financial information in future filings. The amount reclassified from revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for the three and six months ended June 30, 2019 was $0.8 million and $1.6 million, respectively.  The amount reclassified from cost of revenue on service performed on fuel cell systems and related infrastructure to cost of revenue on PPAs for the three and six months ended June 30, 2018 was $1.0 million and $2.2 million, respectively. The Company does not consider the impact of the prior period correction to be material to the prior period unaudited interim condensed consolidated financial statements.

In 2017, in separate transactions, the Company issued to each of Amazon and Walmart warrants to purchase shares of the Company’s common stock.  The Company recorded a portion of the estimated fair value of the warrants as a reduction of revenue based upon the projected number of shares of common stock expected to vest under the warrants, the proportion of purchases by Amazon, Walmart and their affiliates within the period relative to the aggregate purchase levels required for vesting of the respective warrants, and the then-current fair value of the warrants.  Beginning in September 2018, the provision for common stock warrants is allocated to our individual revenue line items based on estimated contractual cash flows by revenue stream.  Prior period amounts have been reclassified to be consistent with current period presentation. The amount of provision for common stock warrants recorded as a reduction of revenue during the three and six months ended June  30, 2019 and 2018, respectively, is shown in the table below (in thousands):

	Three months ended		Six months ended
	2019	2018	2019	2018

Sales of fuel cell systems and related infrastructure	$(391)	$(1,802)	$(988)	$(2,647)
Services performed on fuel cell systems and related infrastructure	(156)	(720)	(395)	(1,058)
Power Purchase Agreements	(421)	(191)	(2,212)	(308)
Fuel delivered to customers	(515)	(1,208)	(2,067)	(1,793)
Total	$(1,483)	$(3,921)	$(5,662)	$(5,806)

Revenue, cost of revenue, gross profit (loss) and gross margin for the three and six months ended June  30, 2019 and 2018, were as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin	Net Revenue	Revenue	Profit/(Loss)	Margin
For the period ended June 30, 2019:
Sales of fuel cell systems and related infrastructure	$38,547	$23,129	$15,418	40.0%	$40,767	$25,450	$15,317	37.6%
Services performed on fuel cell systems and related infrastructure	5,282	6,218	(936)	(17.7)%	11,495	12,341	(846)	(7.4)%
Power Purchase Agreements	6,307	8,713	(2,406)	(38.1)%	11,014	17,711	(6,697)	(60.8)%
Fuel delivered to customers	6,932	8,854	(1,922)	(27.7)%	12,385	16,775	(4,390)	(35.4)%
Total	$57,068	$46,914	$10,154	17.8%	$75,661	$72,277	$3,384	4.5%
For the period ended June 30, 2018:
Sales of fuel cell systems and related infrastructure	$18,820	$15,377	$3,443	18.3%	$29,433	$25,499	$3,934	13.4%
Services performed on fuel cell systems and related infrastructure	5,691	6,103	(412)	(7.2)%	11,174	11,837	(663)	(5.9)%
Power Purchase Agreements	5,438	9,638	(4,200)	(77.2)%	10,810	18,288	(7,478)	(69.2)%
Fuel delivered to customers	5,280	6,421	(1,141)	(21.6)%	10,230	12,317	(2,087)	(20.4)%
Total	$35,229	$37,539	$(2,310)	(6.6)%	$61,647	$67,941	$(6,294)	(10.2)%

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30, 2019 increased  $19.7 million, or 104.8%, to $38.5 million from $18.8 million for the three months ended June 30, 2018. Included within revenue was provision for common stock warrants of $0.4 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively, positively impacting the change in revenue. The main driver for the increase in revenue was the increase in GenDrive units recognized as revenue. There were 1,997 units recognized as revenue during the three months ended June 30, 2019, compared to 822 for the three months ended June 30, 2018. There were no hydrogen infrastructure sales for the three months ended June 30, 2019.

Revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2019 increased $11.3 million, or 38.5%, to $40.8 million from $29.4 million for the six months ended June 30, 2018. Included within revenue was provision for common stock warrants of $1.0 million and $2.6 million for the six months ended June 30, 2019 and 2018, respectively, positively impacting the change in revenue. The main driver for the increase in revenue was the increase in GenDrive units recognized as revenue. There were 2,091 units recognized as revenue during the six months ended June 30, 2019, compared to 1,126 for the six months ended June 30, 2018. There were no hydrogen infrastructure sales for the three months ended June 30, 2019.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.    At June 30, 2019, there were 11,215 fuel cell units and 42 hydrogen installations under extended maintenance contracts, an increase from 10,821 fuel cell units and 39 hydrogen installations at June 30, 2018, respectively.

Revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2019 decreased $0.4 million, or 7.2%, to $5.3 million from $5.7 million for the three months ended June 30, 2018. Included within revenue was provision for common stock warrants of $0.2 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, positively impacting the change in revenue. The decrease in service revenues was primarily due to less incremental service billings during the three months ended June 30, 2019 as compared to 2018, as a result of higher than expected utilization of GenDrive units.

Revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2019 increased $0.3 million, or 2.9%, to $11.5 million from $11.2 million for the six months ended June 30, 2018. Included within revenue was provision for common stock warrants of $0.4 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively, positively impacting the change in revenue. The increase in service revenues was primarily due to reduction in provision for common stock warrants, increase in the number  of units under service contracts, partially offset by incremental service billings related to higher utilization of GenDrive units during the six months ended June 30, 2018.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  At June 30, 2019, there were 37 GenKey sites and 9,802 units associated with PPA arrangements, as compared to 33 sites and 6,858 units  at June 30, 2018.

Revenue from PPAs for the three months ended June  30, 2019 increased $0.9 million, or 16.0%, to $6.3 million from $5.4 million for the three months ended June 30, 2018. Included within revenue was provision for common stock warrants of $0.4 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. The increase in revenue from PPAs for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 is attributable to the increase in number of sites and units under PPA arrangements.

Revenue from PPAs for the six months ended June 30, 2019 increased $0.2 million, or 1.9%, to $11.0 million from $10.8 million for the six months ended June 30, 2018. Included within revenue was provision for common stock warrants of $2.2 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. The increase in revenue from PPAs for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 is attributable to the increase in the number of sites and units under PPA arrangements, partially offset by the increase in provision for common stock warrants.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party. At June 30, 2019,  there were 72 sites associated with fuel contracts, as compared to 67 at June 30, 2018.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Revenue associated with fuel delivered to customers for the three months ended June 30, 2019 increased $1.7 million, or 31.3%, to $6.9 million from $5.3 million for the three months ended June 30, 2018. Included within revenue was provision  for common stock warrants of $0.5 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively,  positively impacting the change in revenue. The increase in revenue is due to an increase in sites taking fuel deliveries in 2019, compared to 2018, increases in fuel prices,  and decrease in common stock warrant provision.

Revenue associated with fuel delivered to customers for the six months ended June 30, 2019 increased $2.2 million, or 21.1%, to $12.4 million from $10.2 million for the six months ended June 30, 2018. Included within revenue was provision for common stock warrants of $2.1 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively,  negatively impacting the change in revenue. The increase in revenue is due to an increase in sites taking fuel deliveries in 2019, compared to 2018, as well as increases in fuel prices, partially offset by the aforementioned increase in common stock warrant provision.  The average number of sites receiving fuel deliveries was 72 during the six months ended June 30, 2019, as compared to 62 during the six months ended June 30, 2018.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30,  2019 increased 50.4%, or $7.8 million, to $23.1 million, compared to $15.4 million the three months ended June 30, 2018.  This increase is driven by the increase in GenDrive deployment volume.  There were 1,997 GenDrive units and no hydrogen infrastructure sites recognized as revenue for the three months ended June 30, 2019 compared to 822 GenDrive units and four hydrogen infrastructure sites recognized as revenue for the three months ended June 30, 2018. Gross margin generated from sales of fuel cell systems and related infrastructure improved to 40.0% for the three months ended June 30, 2019, compared to 18.3% for the three months ended June 30,  2018 primarily due to the mix of GenDrive units recognized as revenue, decrease in number of hydrogen infrastructure sites deployed as well as impact of provision for common stock warrants.  The provision for common stock warrants from sales of fuel cells and related infrastructure for the three months ended June 30, 2019 and 2018 had a 1.0% and 8.7% negative impact on revenue, respectively.

Cost of revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2019 and 2018 remained relatively consistent at $25.5 million.  There were 2,091 units and no hydrogen infrastructure sites recognized as revenue for the six months ended June 30, 2019 as compared to 1,126 units and four sites for the six months ended June 30, 2018.    Gross margin generated from sales of fuel cell systems and related infrastructure improved to 37.6% for the six months ended June 30, 2019, compared to 13.4% for the six months ended June 30, 2018 primarily due to the mix of GenDrive units recognized as revenue, decrease in number of hydrogen infrastructure sites deployed as well as impact of provision for common stock warrants. The provision for common stock warrants from sales of fuel cells and related infrastructure for the six months ended June 30, 2019 and 2018 had a 2.4% and 8.3% negative impact on revenue, respectively.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts.  At June 30, 2019, there were 11,215 fuel cell units and 42 hydrogen installations under extended maintenance contracts, an increase from 10,821 fuel cell units and 39 hydrogen installations at June 30, 2018, respectively.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2019 increased 1.9%, or $0.1 million, to $6.2  million, compared to $6.1 million for the three months ended June 30, 2018.  Gross margin declined to (17.7)% for the three months ended June 30, 2019, compared to (7.2)% for the three months ended June 30, 2018 primarily due to program investments targeting performance improvement and variation in maintenance cycles.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2019 increased 4.3%, or $0.5 million, to $12.3 million, compared to $11.8 million for the six months ended June 30, 2018.  Gross margin declined to (7.4)% for the six months ended June 30, 2019, compared to (5.9)% for the six months ended June 30, 2018 primarily due to program investments targeting performance improvement and variation in maintenance cycles.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for leased equipment, depreciation of leased property, and related service costs.  Leased units are associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.  At June 30, 2019, there were 37 GenKey sites and 9,802 units associated with PPAs, as compared to 33 sites and 6,858 units associated with PPAs at June 30, 2018.

Cost of revenue from PPAs for the three months ended June 30, 2019 decreased 9.6%, or $0.9 million to $8.7 million from $9.6 million for the three months ended June 30, 2018. The decrease was a result of the decrease in the depreciation of capitalized leased asset and maintenance costs in the third quarter of 2018. Gross margin improved to  (38.1)% for the three months ended June 30, 2019, as compared to  (77.2)% for the three months ended June 30, 2018 as a result of the aforementioned decrease in the depreciation of capitalized leased asset costs and maintenance costs in the third quarter of 2018. The provision for common stock warrants from services performed on fuel cells systems and related infrastructure for the three months ended June 30, 2019 and 2018 had a 6.3% and 3.4% negative impact on revenue, respectively.

Cost of revenue from PPAs for the six months ended June 30, 2019 decreased 3.2%, or $0.6 million to $17.7 million from $18.3 million for the six months ended June 30, 2018. Gross margin improved to  (60.8)% for the six months ended June 30, 2019, as compared to (69.2)% for the six months ended June 30, 2018 primarily due to decrease in depreciation of capitalized leased assets and  offset by the increase in the level of provision for common stock warrants. The provision for common stock warrants from services performed on fuel cells systems and related infrastructure for the six months ended June 30, 2019 and 2018 had a 16.7% and 2.8% negative impact on revenue, respectively.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen and separately sells to its customers when delivered or dispensed.  At June 30, 2019, there were 72 sites associated with fuel contracts, as compared to 67 at June 30, 2018.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Cost of revenue from fuel delivered to customers for the three months ended June 30, 2019 increased 37.9%, or $2.4 million, to $8.9 million from $6.4 million for the three months ended June 30, 2018. Gross margin declined to (27.7)% during the three months ended June 30, 2019, compared to (21.6)% during the three months ended June 30, 2018 primarily due to change in estimate related to a dispute on fuel billings with a vendor and an increase in depreciation on tanks and related fuel equipment due to investments made to improve fuel system efficiency,  partially offset by the decrease in provision for common stock warrants. The provision for common stock warrants from fuel delivered to customers for the three months ended June 30, 2019 and 2018 had a 6.9% and 18.6%  negative impact on revenue, respectively.

Cost of revenue from fuel delivered to customers for the six months ended June 30, 2019 increased 36.2%, or $4.5 million, to $16.8 million from $12.3 million for the six months ended June 30, 2018. Gross margin declined to (35.4)% during the six months ended June 30, 2019, compared to (20.4)% during the six months ended June 30, 2018 primarily due to change in estimate related to a dispute on fuel billings with a vendor and an increase in depreciation on tanks and related fuel equipment due to investments made to improve fuel system efficiency, partially offset by the decrease in provision for common stock warrants. The provision for common stock warrants from fuel delivered to customers for the six months ended June 30, 2019 and 2018 had a 14.3% and 14.9% negative impact on revenue, respectively.

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

Research and development expense for the three months ended June 30, 2019 increased $0.5 million, or 6.0%, to $8.9 million, from $8.4 million for the three months ended June 30, 2018.  The increase was primarily related to an increase in programs associated with improving product reliability to reduce ongoing service costs.

Research and development expense for the six months ended June 30, 2019 decreased $0.8 million, or 4.5%, to $16.3 million, from $17.1 million for the six months ended June 30, 2018. The decrease was primarily related to a cost reimbursement from a vendor associated with a field replacement program for certain composite fuel tanks that did not meet the supply contract standard determined by the Company and manufacturer, offset by an increase in programs associated product reliability to reduce ongoing service costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2019,  increased  $1.4 million, or 11.3%, to $13.6 million from $12.2 million for the three months ended June 30, 2018.  This increase is primarily related to an increase in performance-based compensation during the three months ended June 30, 2019.

Selling, general and administrative expenses for the six months ended June 30, 2019, increased $2.4 million, or 11.7%, to $23.0 million from $20.6 million for the six months ended June 30, 2018.  This increase is primarily related to an increase in performance-based compensation during the six months ended June 30, 2019,  and by decrease in the legal accrual during the six months ended June 30, 2018.

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

Net interest and other expense for the three months ended June 30, 2019 increased  $1.7 million, or 28.1%, as compared to the three months ended June 30, 2018.  This increase is attributed to the increase in finance leases/long-term debt during 2019 and the issuance of convertible senior notes in March of 2018,  as mentioned above.

Net interest and other expense for the six months ended June 30, 2019 increased $7.0 million, or 75.4%, as compared to the six months ended June 30, 2018. This increase is attributed to the increase in finance leases/long-term debt during 2019 and the issuance of convertible senior notes in March of 2018, as mentioned above.

Change in fair value of common stock warrant liability. The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the unaudited interim condensed consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three months ended June 30, 2019 resulted in a decrease in the associated warrant liability of $1.7 million as compared to a decrease of $0.3 million for the three months ended June 30, 2018.  These variances are primarily due to changes in the average remaining term, the increase Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model used to calculate this fair value change.

The change in fair value of common stock warrant liability for the six months ended June 30, 2019 resulted in an increase in the associated warrant liability of $0.4 million as compared to a decrease of $1.6 million for the six months ended June 30, 2018.  These variances are primarily due to changes in the average remaining term, the increase Company’s common stock share price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model used to calculate this fair value change.

Income taxes. The Company recognized an income tax benefit for the three and six months ended June 30, 2018 of $2.9 million and $5.9 million, respectively, as a result of the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized a benefit for current losses as a result of an entry to additional paid-in capital related to the issuance of the Convertible Senior Notes discussed in Note 8, Convertible Senior Notes. The Company did not record any income tax expense or benefit for the three and six months ended June 30, 2019. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $52.6 million for the six months ended June 30, 2019 and $78.2 million, $130.2 million and $57.6 million for the years ended December 31, 2018, 2017, and 2016, respectively,  and had an accumulated deficit of $1.3 billion at June 30, 2019.

During the six months ended June 30, 2019, cash used in operating activities was $48.5 million, consisting of a net loss attributable to the Company of $52.5 million, net outflows from fluctuations in working capital and other assets and liabilities of $18.5 million, and offset by the impact of non-cash charges/gains of $22.5 million. The changes in working capital were related to an increase in inventory, and prepaid expenses and other assets combined with a decrease in deferred revenue and offset by decreases in accounts receivable and increases in accounts payable, accrued expenses, and other liabilities. As of June 30, 2019, we had cash and cash equivalents of $19.8 million and net working capital of $50.2 million. By comparison, at December 31, 2018, we had cash and cash equivalents of $38.6 million and net working capital of $9.2 million.

Net cash used in investing activities for the six months ended June 30, 2019, totaled $6.3 million and included purchases of property plant and equipment, purchases of intangible assets, outflows associated with materials, labor, and overhead necessary to construct new leased property and proceeds in connection with sales of leased assets. Cash outflows related to equipment that we sell and equipment we lease directly to customers are included in net cash used in operating activities and net cash used in investing activities, respectively. Net cash provided by financing activities for the six months ended June 30, 2019 totaled $80.0 million and primarily resulted from net proceeds of  $28.3 million from the sale of our common stock, $100.0 million from a new debt facility, some of which was used to pay approximately $50.3 million of finance obligations and $17.6 million of previously outstanding long-term debt, including accrued interest.  In addition, there was a $25.6 million increase in cash flows from new finance obligations.

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

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  In connection with certain operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s finance obligations. Cash received from customers under the PPAs is used to make payments against our finance obligations. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements at June 30, 2019 is $121.3 million, which have been secured with restricted cash, security deposits and pledged service escrows of $122.8 million.

The Company has a master lease agreement with Wells Fargo (Wells Fargo MLA) to finance the Company’s commercial transactions with Walmart.  The Wells Fargo MLA was entered into in 2017 and amended in 2018.   Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites under lease agreements with Walmart. The total remaining lease payments to Wells Fargo were $84.7 million at June 30, 2019. Transactions completed under the Wells Fargo MLA in 2018 and 2019 were accounted for as operating leases and therefore the sales of the fuel cell systems and hydrogen infrastructure were recognized as revenue for the year ended December 31, 2018 and three and six months ended June 30, 2019. Transactions completed under the Wells Fargo MLA in 2017 were accounted for as capital leases. The difference in lease classification is due to changes in financing terms and their bearing on lease assessment criteria. Also included in the remaining lease payments to Wells Fargo is a sale/leaseback transaction in 2015 that was accounted for as an operating lease.  In connection with the Wells Fargo MLA, the Company has a customer guarantee for a majority of the transactions. The Wells Fargo MLA transactions in 2018 and 2019 required a letter of credit for the unguaranteed portion totaling $28.5 million.

During the second quarter of 2019, the Company entered into additional, similar master lease agreements with Wells Fargo and Crestmark to finance subscription programs with other customers. These financings were done in the form of sale/leaseback arrangements and accounted for as operating leases, hence sales of the fuel cell equipment were included in the three months ended June 30, 2019.  Total remaining lease payments under these leases at June 30, 2019 were $26.3 million. These lease payments are secured by cash collateral and letters of credit backed by restricted cash.

In November 2018, the Company completed a private placement of an aggregate of 35,000 shares of the Company’s Series E Convertible Preferred Stock, par value $0.01 per share (Series E Preferred Stock) resulting in net proceeds of approximately $30.9 million. See Note 10, Redeemable Preferred Stock for additional information.

In March 2019, the Company entered into a loan and security agreement with Generate Lending, LLC (Generate Capital) borrowing $85.0 million. The initial proceeds of the loan were used to pay in full the Company’s long-term debt and accrued interest of $17.6 million, under the loan agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank) and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC as well as repurchase of the associated leased equipment. During April 2019, the Company borrowed an additional $15.0 million under this debt facility. See Note 7, Long-Term Debt for additional information.

In March 2019, the Company sold 10 million shares of common stock for an issue price of $2.35 per share resulting in net proceeds of $23.5 million.

In the second quarter of 2019, the Company issued 2.1 million shares of common stock through its At Market Issuance Sales Agreement (ATM) resulting in net proceeds of $5.5 million. There were no ATM transactions in the first quarter of 2019.

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

Several key indicators of liquidity are summarized in the following table (in thousands):

	Six months	Year
	ended or at	ended or at
	June 30, 2019	December 31, 2018
Cash and cash equivalents at end of period	$19,845	$38,602
Restricted cash at end of period	115,482	71,551
Working capital at end of period	50,222	9,245
Net loss attributable to common shareholders	52,525	78,167
Net cash used in operating activities	48,488	57,617
Net cash used in investing activities	6,316	19,572
Net cash provided by financing activities	80,026	119,344

Long-Term Debt

In March 2019, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc., entered in to a loan and security agreement, as amended (the Loan Agreement) with Generate Lending, LLC (Generate Capital), providing for a secured term loan facility in the amount of $100.0 million (the Term Loan Facility). The Company borrowed $85.0 million under the Loan Agreement on the date of closing and borrowed an additional $15.0 million in April 2019.  A portion of the initial proceeds of the loan were used to pay in full the Company’s long-term debt, including accrued interest of $17.6 million under the loan and security agreement, dated as of July 21, 2017, by and among the Company, Emerging, Emergent and NY Green Bank, a Division of the New York State Energy Research & Development Authority (the Green Bank Loan) and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC and repurchase the associated leased equipment. In connection with this transaction, the Company recognized a loss on extinguishment of debt of approximately $0.5 million. This loss was recorded in interest and other expenses, net in the Company’s unaudited interim condensed consolidated statement of operations.  Additionally, $1.7 million was paid to an escrow account related to additional fees for the Green Bank Loan if the Company does not meet certain New York State employment and fuel cell deployment targets by March 2021. This amount paid to an escrow account is recorded in long-term other assets on the Company’s unaudited interim condensed consolidated balance sheet as of June 30, 2019. On June 30, 2019, the outstanding principal balance under the Term Loan Facility was $99.9 million. The net loan proceeds of $32.1 million are being used to fund working capital for ongoing deployments and other general corporate purposes of the Company.

Advances under the Term Loan Facility bear interest of 12.0% per annum. The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. The term of the loan is three years, with a maturity date of December 13, 2022. Principal payments will be funded in part by releases of restricted cash, as described in Note 15, Commitments and Contingencies.

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

The Term Loan Facility requires the principal balance at the end of each of the following years may not exceed (in thousands):

December 31, 2019	$94,638
December 31, 2020	73,034
December 31, 2021	51,106
December 31, 2022	—

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

1)

during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the Convertible Senior Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the notes on each such trading day;

1)

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

In accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component of approximately $58.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $37.7 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes. The difference between the principal amount of the Convertible Senior Notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes.  The effective interest rate is approximately 16.0%. The equity component of the Convertible Senior Notes is included in additional paid-in capital in the unaudited  interim condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the Convertible Senior Notes of approximately $4.1 million, consisting of initial purchasers' discount of approximately $3.2 million and other issuance costs of $0.9 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.4 million, were recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in stockholders’ equity.

The Convertible Senior Notes consist of the following at June 30, 2019 (in thousands):

Principal amounts:
Principal	$100,000
Unamortized debt discount (1)	(31,348)
Unamortized debt issuance costs (1)	(1,808)
Net carrying amount	$66,844
Carrying amount of the equity component (2)	$37,702
1)

Included in the unaudited interim condensed consolidated balance sheet within Convertible Senior Notes, net and amortized over the remaining life of the Convertible senior notes using the effective interest rate method.

1)

Included in the unaudited interim condensed consolidated balance sheet within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit of $9.2 million.

As of June 30, 2019 the remaining life of the Convertible senior notes is approximately 45 months.

Based on the closing price of the Company’s common stock of  $2.25 on June 30, 2019, the if-converted value of the Convertible Senior Notes was less than the principal amount.  At June 30, 2019, the carrying value of the Convertible Senior Notes, excluding unamortized debt issue costs, approximates the fair value.

Capped Call

In conjunction with the issuance of the Convertible Senior Notes, the Company entered into capped call options (Capped Call) on the Company’s common stock with certain counterparties at a price of $16.0 million. The net cost incurred in connection with the Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim condensed consolidated balance sheet.

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

The net cost incurred in connection with the Common Stock Forward of $27.5 million has been recorded as an increase in treasury stock in the unaudited interim condensed consolidated balance sheet.  The related shares were accounted for as a repurchase of common stock.

The fair values of the Capped Call and Common Stock Forward are not remeasured each reporting period.

 Common Stock Issuance

In March 2019, the Company issued and sold in a registered direct offering an aggregate of 10 million shares of the Company’s common stock at a purchase price of $2.35 per share. The net proceeds to the Company were approximately $23.5 million.

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with FBR Capital Markets & Co., as sales agent (“FBR”), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million.  Under the Sales Agreement, in no event shall the Company issue or sell through FBR such a number of shares that exceeds the number of shares or dollar amount of common stock registered. In the second quarter of 2019, the Company raised $5.5 million. There were no ATM transactions in the first quarter of 2019. During July and August of 2019 the Company raised an additional $8.8 million through ATM. As of July 31, 2019 the Company has raised a total of $45.8 million during the term of the Sales Agreement.

Lessor Obligations

As of June 30, 2019, the Company has noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next one to seven years. Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancelation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2019 are (in thousands):

Remainder of 2019	$15,329
2020	29,840
2021	26,507
2022	17,342
2023	13,278
2024 and thereafter	21,653
Total future minimum lease payments	$123,949

Lessee Obligations

As of June 30, 2019, the Company has operating and finance leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash (see also Note 1, Nature of Operations) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating and finance leases are recognized on a straight‑line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amounts of which cause the likelihood of cancelation to be remote.

In prior periods, the Company entered into sale/leaseback transactions, that were accounted for as finance leases and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at June 30, 2019 and December 31, 2018 was $28.8 million and $81.9 million, respectively. The fair value of the finance obligation approximates the carrying value as of  both June 30, 2019 and December 31, 2018.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at June 30, 2019 is $59.8 million, $9.0 million and $50.8 million of which is classified as short-term and long-term, respectively, on the accompanying unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at June 30, 2018 was $9.2 million, $2.6 million and $6.6 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximates the carrying value as of June 30, 2019.

The Company has a finance lease associated with its property and equipment in Latham, New York.  Liabilities relating to this agreement of $2.4 million has been recorded as a finance obligation, in the accompanying unaudited interim condensed consolidated balance sheet as of June 30, 2019.  The fair value of this finance obligation approximates the carrying value as of June 30, 2019.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of June 30, 2019 are (in thousands):

			Other	Total
	Operating	Finance	Leased	Finance
	Leases	Leases	Property	Obligations
Remainder of 2019	$15,793	$3,361	$225	$19,379
2020	30,909	6,722	425	38,056
2021	25,930	6,722	407	33,059
2022	19,832	4,975	390	25,197
2023	19,089	3,176	366	22,631
2024 and thereafter	26,815	16,154	1,565	44,534
Total future minimum lease payments	138,368	41,110	3,378	182,856
Less imputed lease interest	(41,138)	(12,339)	(989)	(54,466)
Sale of future services	—	59,804	—	59,804
Total finance obligations	$97,230	$88,575	$2,389	$188,194

Rental expense for all operating leases was $6.2 million and $3.6 million for the three months ended June 30, 2019 and 2018, respectively.  Rental expense for all operating leases was $12.1 million and $7.2 million for the six months ended June 30, 2019 and 2018, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $16.1 million for the three and six months ended June 30, 2019 and zero for the three and six months ended June 30, 2018. Right of use assets obtained in exchange for new operating lease liabilities was $34.5 million for the three and six months ended June 30, 2019 and $1.6 million and $2.2 million for the three and six months ended June 30, 2018.

At June 30, 2019 and 2018, security deposits associated with sale/leaseback transactions were $7.0 million and $8.3 million, respectively, and are included in other assets on the unaudited interim condensed consolidated balance sheet.

Other information related to the operating leases are presented in the following table.

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Cash payments (in thousands)	$11,677	$6,634
Weighted average remaining lease term (years)	5.13	3.61
Weighted average discount rate	12.2%	12.0%

Finance lease costs include amortization of the right of use assets (i.e. depreciation expense) and interest on lease liabilities (i.e. interest and other expense, net in the unaudited interim condensed consolidated statement of operations). Finance lease costs are as follows (in thousands):

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Amortization of right of use asset	$1,558	$3,017
Interest on finance obligations	2,656	2,944
Total finance lease cost	$4,214	$5,961

Right of use assets obtained in exchange for new finance lease liabilities were $60 thousand for both the three and six months ended June 30, 2019 and zero and $0.3 million for the three and six months ended June 30, 2018.

Other information related to the finance leases are presented in the following table.

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Cash payments (in thousands)	$55,913	$19,406
Weighted average remaining lease term (years)	3.25	3.70
Weighted average discount rate	10.8%	10.7%

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $32.5 million is required to be restricted as security and will be released over the lease term. The Company also has certain letters of credit backed by security deposits totaling $82.9 million that are security for the above noted sale/leaseback agreements.

The Company also has letters of credit in the aggregate amount of $0.5 million at June 30, 2019 associated with a finance obligation from the sale/leaseback of its building. Cash collateralizing this letter of credit is also considered restricted cash.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition for multiple element arrangements, bad debts, inventories, intangible assets, valuation of long-lived assets, accrual for loss contracts on service, operating and finance leases, product warranty reserves, unbilled revenue, common stock warrants, income taxes, stock-based compensation, contingencies, and purchase accounting. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In May 2019, Accounting Standards Update (ASU) 2019-05, Financial Instruments – Credit Losses, was issued to provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. Adoption of this update is optional and within scope of Topic 326, Financial Instruments – Credit Losses, effective for fiscal years beginning after December 15, 2019. The Company is evaluating the adoption method and impact this update will have on the consolidated financial statements.

In April 2019, Accounting Standards Update (ASU) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, was issued to make improvements to updates 2016-01, Financial Instruments – Overall (Subtopic 825-10), 2016-13, Financial Instruments – Credit Losses (Topic 326) and 2017-12, Derivatives and Hedging (Topic 815). This is update is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the adoption method and impact this update will have on the consolidated financial statements.

In November 2018, Accounting Standards Update (ASU) 2018-18, Collaborative Arrangements (Topic 808), was issued to clarify the interaction between ASC Topic 808, Collaborative Arrangements, and Topic 606. Adoption of this update is effective for all reporting periods beginning after December 15, 2019. The Company is evaluating the impact this update will have on the consolidated financial statements.

In August 2018, Accounting Standards Update (ASU) 2018-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), was issued to help entities evaluate the accounting for fees paid by a customer in cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in this update are effective for public companies beginning after December 15, 2019. Early adoption of the amendments in this update are permitted. The Company is evaluating the adoption method and impact this update will have on the consolidated financial statements.

In January 2017, Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350), was issued to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This accounting update is effective for years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The company is evaluating the adoption method and does not think that this will have a material impact on the consolidated financial statements.

In August 2016, Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows, was issued to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This accounting update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period.  The Company is evaluating the impact this update will have on the consolidated financial statements.

In June 2016, Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued. ASU 2016-13 significantly changes how entities account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. The ASU requires a number of changes to the assessment of credit losses, including the utilization of an expected credit loss model, which requires consideration of a broader range of information to estimate expected credit losses over the entire lifetime of the asset, including losses where probability is considered remote. Additionally, the standard requires the estimation of lifetime expected losses for trade receivables and contract assets that are classified as current. This update is effective beginning after January 1, 2020. The Company is evaluating the impact this update will have on the consolidated financial statements.

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

PART II.  OTHER INFORMATION

Item 1 — Legal Proceedings

On August 28, 2018, a lawsuit was filed on behalf of multiple individuals against the Company and five corporate co-defendants in the 9th Judicial District Court, Rapides Parish, Louisiana. The lawsuit relates to the previously disclosed May 2018 accident involving a forklift powered by the Company’s fuel cell at a Procter & Gamble facility in Louisiana. The lawsuit alleges claims against the Company and the co-defendants for claims under the Louisiana Product Liability Act (“LPLA”), including defect in construction and/or composition, design defect, inadequate warning, breach of express warranty and negligence for wrongful death and personal injuries, among other damages. Procter & Gamble has intervened in that suit to recover worker’s compensation benefits paid to or for the employees/dependents. Procter & Gamble has also filed suit for property damage, business interruption, loss of revenue, expenses, and other damages. Procter & Gamble alleges theories under the LPLA, breach of warranty and quasi-contractual claims under Louisiana law. Defendants include the Company and several of the same defendants from the August 2018 lawsuit. The Company intends to vigorously defend both cases. Given the early stage of these matters, the Company is unable to determine the likelihood of an adverse outcome.  While the amount of damages sought in the lawsuits are yet unspecified,  the Company does not expect the lawsuits to have a material impact on the Company’s financial position, liquidity or results of operations, or to otherwise have a material adverse effect on the Company.

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

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

10.1	Third Amended and Restated 2011 Stock Option and Incentive Plan (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 15, 2019 and incorporated by reference herein).

31.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (1)
101.SCH*	XBRL Taxonomy Extension Schema Document (1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.

*Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Interim Condensed consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (ii) Interim Condensed consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018; (iii) Interim Condensed consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2018; (iv) Interim Condensed consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2019; (v) Interim Condensed consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018; and (vi) related notes, tagged as blocks of text.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 9, 2019	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)