Form 10-Q
period 2019-09-30
PLUG POWER INC
filed 2019-11-08
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value of $0.01 per share, outstanding as of November 8, 2019 was  261,070,703.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$43,275	$38,602
Restricted cash	35,720	17,399
Accounts receivable	24,392	37,347
Inventory	80,601	47,910
Prepaid expenses and other current assets	12,804	14,357
Total current assets	196,792	155,615

Restricted cash	119,322	54,152
Property, plant, and equipment, net of accumulated depreciation of $16,477 and $14,403, respectively	14,990	12,869
Leased property, net	202,034	146,751
Goodwill	8,606	9,023
Intangible assets, net	5,113	3,890
Other assets	9,152	8,026
Total assets	$556,009	$390,326

Liabilities, Redeemable Preferred Stock, and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$36,851	$34,824
Accrued expenses	9,457	7,864
Deferred revenue	11,480	12,055
Finance obligations	41,112	74,264
Current portion of long-term debt	17,202	16,803
Other current liabilities	10,238	560
Total current liabilities	126,340	146,370
Deferred revenue	22,444	28,021
Common stock warrant liability	98	105
Finance obligations	208,465	118,076
Convertible senior notes, net	107,760	63,247
Long-term debt	78,840	133
Other liabilities	13	18
Total liabilities	543,960	355,970

Redeemable preferred stock:
Series C redeemable convertible preferred stock, $0.01 par value per share 10,431 shares authorized; Issued and outstanding: 2,620 at both September 30, 2019 and December 31, 2018	709	709
Series E redeemable convertible preferred stock, $0.01 par value per share; Shares authorized: 35,000 at both September 30, 2019 and December 31, 2018; Issued and outstanding: 28,269 at September 30, 2019 and 35,000 at December 31, 2018	25,746	30,934
Stockholders’ (deficit) equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued (including shares in treasury): 253,982,578 at September 30, 2019 and 234,160,661 at December 31, 2018	2,540	2,342
Additional paid-in capital	1,347,398	1,289,714
Accumulated other comprehensive income	929	1,584
Accumulated deficit	(1,334,057)	(1,260,290)
Less common stock in treasury: 15,259,045 at September 30, 2019 and 15,002,663 at December 31, 2018	(31,216)	(30,637)
Total stockholders’ (deficit) equity	(14,406)	2,713
Total liabilities, redeemable preferred stock, and stockholders’ (deficit) equity	$556,009	$390,326

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue:
Sales of fuel cell systems and related infrastructure	$38,165	$36,668	$78,932	$66,101
Services performed on fuel cell systems and related infrastructure	5,920	5,156	17,415	16,330
Power Purchase Agreements	5,599	5,555	16,613	16,365
Fuel delivered to customers	6,557	5,786	18,942	16,016
Other	135	—	135	—
Net revenue	56,376	53,165	132,037	114,812
Cost of revenue:
Sales of fuel cell systems and related infrastructure	24,990	27,428	50,440	52,927
Services performed on fuel cell systems and related infrastructure	6,461	5,302	18,802	17,139
Power Purchase Agreements	10,353	8,767	28,064	27,055
Fuel delivered to customers	9,160	7,259	25,935	19,576
Other	150	—	150	—
Total cost of revenue	51,114	48,756	123,391	116,697

Gross profit (loss)	5,262	4,409	8,646	(1,885)

Operating expenses:
Research and development	8,028	8,402	24,334	25,477
Selling, general and administrative	10,400	8,652	33,351	29,202
Total operating expenses	18,428	17,054	57,685	54,679

Operating loss	(13,166)	(12,645)	(49,039)	(56,564)

Interest and other expense, net	(8,490)	(6,352)	(24,696)	(15,593)
Change in fair value of common stock warrant liability	427	1,716	7	3,308

Loss before income taxes	$(21,229)	$(17,281)	$(73,728)	$(68,849)

Income tax benefit	—	1,716	—	7,581

Net loss attributable to the Company	$(21,229)	$(15,565)	$(73,728)	$(61,268)

Preferred stock dividends declared and accretion of discount	(13)	(13)	(39)	(39)
Net loss attributable to common stockholders	$(21,242)	$(15,578)	$(73,767)	$(61,307)
Net loss per share:
Basic and diluted	$(0.09)	$(0.07)	$(0.32)	$(0.28)
Weighted average number of common stock outstanding	236,759,521	218,953,106	229,519,323	218,930,891

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net loss attributable to the Company	$(21,229)	$(15,565)	$(73,728)	$(61,268)
Other comprehensive loss - foreign currency translation adjustment	(531)	(82)	(655)	(432)
Comprehensive loss	$(21,760)	$(15,647)	$(74,383)	$(61,700)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	(Deficit) Equity
June 30, 2019	246,975,173	$2,470	$1,328,911	$1,460	15,020,437	$(30,681)	$(1,312,815)	$(10,655)
Net loss attributable to the Company	—	—	—	—	—	—	(21,229)	(21,229)
Other comprehensive loss	—	—	—	(531)	—	—	—	(531)
Stock-based compensation	934,469	9	2,795	—	—	—	—	2,804
Stock dividend	4,920	—	13	—	—	—	(13)	—
Issuance of common stock, net	4,451,948	45	9,790	—	—	—	—	9,835
Stock option exercises	116,666	1	211	—	238,608	(535)	—	(323)
Provision for common stock warrants	—	—	4,582	—	—	—	—	4,582
Accretion of discount, preferred stock	—	—	(772)	—	—	—	—	(772)
Conversion of preferred stock	1,499,402	15	1,868	—	—	—	—	1,883
September 30, 2019	253,982,578	$2,540	$1,347,398	$929	15,259,045	$(31,216)	$(1,334,057)	$(14,406)

June 30, 2018	229,655,825	$2,297	$1,276,989	$1,844	15,002,663	$(30,637)	$(1,224,365)	$26,128
Net loss attributable to the Company	—	—	—	—	—	—	(15,565)	(15,565)
Cumulative effect from adoption of accounting standard	—	—	—	—	—	—	(3,487)	(3,487)
Other comprehensive income	—	—	—	(82)	—	—	—	(82)
Stock-based compensation	247,747	3	2,061	—	—	—	—	2,064
Stock dividend	6,972	—	13	—	—	—	(13)	—
Public offerings, common stock, net	2,560,849	26	4,876	—	—	—	—	4,902
Stock option exercises	40,000	—	26	—	—	—	—	26
Equity component of convertible senior notes, net of issuance costs and income tax benefit	—	—	(1,707)	—	—	—	—	(1,707)
Provision for common stock warrants	—	—	2,126	—	—	—	—	2,126
September 30, 2018	232,511,393	$2,326	$1,284,384	$1,762	15,002,663	$(30,637)	$(1,243,430)	$14,405

December 31, 2018	234,160,661	$2,342	$1,289,714	$1,584	15,002,663	$(30,637)	$(1,260,290)	$2,713
Net loss attributable to the Company	—	—	—	—	—	—	(73,728)	(73,728)
Other comprehensive loss	—	—	—	(655)	—	—	—	(655)
Stock-based compensation	1,715,454	17	7,910	—	—	—	—	7,927
Stock dividend	15,067	—	39	—	—	—	(39)	—
Issuance of common stock, net	16,333,585	163	37,935	—	—	—	—	38,098
Stock option exercises	258,409	3	460	—	256,382	(579)	—	(116)
Provision for common stock warrants	—	—	10,244	—	—	—	—	10,244
Accretion of discount, preferred stock	—	—	(772)	—	—	—	—	(772)
Conversion of preferred stock	1,499,402	15	1,868	—	—	—	—	1,883
September 30, 2019	253,982,578	$2,540	$1,347,398	$929	15,259,045	$(31,216)	$(1,334,057)	$(14,406)

December 31, 2017	229,073,517	$2,291	$1,250,899	$2,194	587,151	$(3,102)	$(1,178,636)	$73,646
Net loss attributable to the Company	—	—	—	—	—	—	(61,268)	(61,268)
Cumulative effect from adoption of accounting standard	—	—	—	—	—	—	(3,487)	(3,487)
Other comprehensive income	—	—	—	(432)	—	—	—	(432)
Stock-based compensation	450,270	5	6,384	—	—	—	—	6,389
Stock dividend	20,245	—	39	—	—	—	(39)	—
Public offerings, common stock, net	2,560,849	26	4,886	—	—	—	—	4,912
Stock option exercises	406,412	4	123	—	17,606	(35)	—	92
Equity component of convertible senior notes, net of issuance costs and income tax benefit	—	—	30,121	—	—	—	—	30,121
Purchase of capped call	—	—	(16,000)	—	—	—	—	(16,000)
Purchase of common stock forward	—	—	—	—	14,397,906	(27,500)	—	(27,500)
Exercise of warrants	100	—	—	—	—	—	—	—
Provision for common stock warrants	—	—	7,932	—	—	—	—	7,932
September 30, 2018	232,511,393	$2,326	$1,284,384	$1,762	15,002,663	$(30,637)	$(1,243,430)	$14,405

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2019	2018
Operating Activities
Net loss attributable to the Company	$(73,728)	$(61,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	8,944	8,592
Amortization of intangible assets	518	511
Stock-based compensation	7,927	6,389
Provision for bad debts and other	1,253	746
Amortization of debt issuance costs and discount on convertible senior notes	6,257	4,436
Provision for common stock warrants	10,244	7,932
Change in fair value of common stock warrant liability	(7)	(3,308)
Loss on disposal of leased assets	212	—
Income tax benefit	—	(7,581)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	11,702	(9,390)
Inventory	(32,691)	12,554
Prepaid expenses and other assets	427	1,272
Accounts payable, accrued expenses, and other liabilities	13,293	(7,609)
Deferred revenue	(6,152)	5,082
Net cash used in operating activities	(51,801)	(41,642)
Investing Activities
Purchases of property, plant and equipment	(4,635)	(3,268)
Purchases of intangible assets	(1,860)	(879)
Purchases for construction of leased property	(2,851)	(13,381)
Proceeds from sale of leased assets	375	—
Net cash used in investing activities	(8,971)	(17,528)
Financing Activities
Proceeds from issuance of preferred stock, net of transaction costs	(37)	—
Proceeds from public offerings, net of transaction costs	38,098	4,912
Proceeds from exercise of stock options	(116)	92
Payments for redemption of preferred stock	(4,040)	—
Proceeds from issuance of convertible senior notes, net	39,052	95,856
Purchase of capped call and common stock forward	—	(43,500)
Principal payments on long-term debt	(21,186)	(11,944)
Proceeds from long-term debt	99,496	—
Proceeds from sale/leaseback transactions accounted for as finance leases	—	32,938
Repayments of finance obligations	(59,461)	(25,138)
Increase in finance obligations	57,249	—
Net cash provided by financing activities	149,055	53,216
Effect of exchange rate changes on cash	(119)	(49)
Increase (decrease) in cash, cash equivalents and restricted cash	88,164	(6,003)
Cash, cash equivalents, and restricted cash beginning of period	110,153	68,055
Cash, cash equivalents, and restricted cash end of period	$198,317	$62,052

Supplemental disclosure of cash flow information
Cash paid for interest	$15,041	$10,338

Summary of non-cash investing and financing activity
Recognition of right of use asset	$78,626	$58,577
Net transfers between inventory, leased assets and property, plant and equipment	—	17,206
Increase in property, plant and equipment financed as long-term debt or financing leases	—	408
Conversion of preferred stock to common stock	1,883	—

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                           Notes to Interim Condensed Consolidated Financial Statements

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

GenKey: GenKey is our “turn-key” solution combining either GenDrive or GenSure power with GenFuel fuel and GenCare aftermarket service, offering complete simplicity to customers transitioning to fuel cell power; and

ProGen:  ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans.

We provide our products worldwide through our direct product sales force, and by leveraging relationships with original equipment manufacturers, and their dealer networks. We manufacture our commercially-viable products in Latham, NY.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common stockholders of $73.8 million for the nine months ended September 30, 2019 and $78.2 million, $130.2 million and $57.6 million for the years ended December 31, 2018, 2017, and 2016, respectively,  and had an accumulated deficit of $1.3 billion at September 30, 2019.

During the nine months ended September 30, 2019, net cash used in operating activities was $51.8 million, consisting of a net loss attributable to the Company of $73.7 million and net outflows from fluctuations in working capital and other assets and liabilities of $13.4 million, offset by the impact of non-cash charges/gains of $35.4 million. The changes in working capital were related to an increase in inventory and accounts payable, accrued expenses, and other liabilities offset by a decrease in accounts receivable,  prepaid expenses and other assets and deferred revenue. Cash outflows related to equipment that we sell are included in net cash used in operating activities. As of September 30, 2019, we had cash and cash equivalents of $43.3 million and net working capital of $70.5 million. By comparison, at December 31, 2018, we had cash and cash equivalents of $38.6 million and net working capital of $9.2 million.

Net cash used in investing activities for the nine months ended September 30, 2019 totaled $9.0 million and included purchases of property plant and equipment, purchases of intangible assets, outflows associated with materials, labor, and overhead necessary to construct new leased property and proceeds in connection with sales of leased assets. Cash outflows related to equipment we lease directly to customers are included in net cash used in investing activities. Net cash provided by financing activities for the nine months ended September 30, 2019 totaled $149.1 million and primarily resulted from net proceeds of $39.1 million from the issuance of a $40 million in aggregate principal amount of 7.5% convertible senior note due 2023,  $38.1 million from the sale of our common stock, $100.0 million from a new debt facility, some of which was used to pay approximately $50.3 million of finance obligations and $17.6 million of previously outstanding long-term debt, including accrued interest. In addition, there was a $57.2 million increase in cash flows from new finance obligations, offset in part by redemption of preferred stock of $4.0 million and repayments of long-term debt of $21.2 million.

Public and Private Offerings of Equity and Debt

During the nine months ended September 30, 2019, the Company issued 6.3 million shares of common stock through its At Market Issuance Sales Agreement (ATM) resulting in net proceeds of $14.8 million.

In September 2019, we issued a $40.0 million in aggregate principal amount of 7.5% convertible senior note due in 2023 ($40 million Convertible Senior Note). The Company’s total obligation, net of interest accretion, due to the holder is $48.0 million. The total net proceeds from this offering, after deducting costs of the issuance were $39.1 million. The Company intends to use the net proceeds from the issuance of the note for general corporate purposes and for the potential redemption of the Company’s outstanding Series E Redeemable Convertible Preferred Stock. See Note 8, Convertible Senior Notes, for more details.

In March 2019, the Company sold 10 million shares of common stock  at a price of $2.35 per share for net proceeds of $23.5 million.

In November 2018, the Company completed a private placement of an aggregate of 35,000 shares of the Company’s Series E Redeemable Convertible Preferred Stock, par value $0.01 per share (Series E Preferred Stock), for net proceeds of approximately $30.9 million. In the third quarter of 2019, the Company redeemed 4,038 shares of Series E Preferred Stock totaling $4.0 million. See Note 10, Redeemable Convertible Preferred Stock, for additional information.

In March 2018, we issued $100.0 million in aggregate principal amount of 5.5% convertible senior notes due in 2023 ($100 million Convertible Senior Notes). The total net proceeds from this offering, after deducting costs of the issuance, were approximately $95.9 million. Approximately $43.5 million of the proceeds were used for the cost of the Capped Call and the Common Stock Forward, both of which are hedges related to the $100 million Convertible Senior Notes. See Note 8, Convertible Senior Notes, for more details.

On  April 12, 2017, the Company issued to Tech Opportunities LLC (Tech Opps) warrants to acquire up to 5,250,750 shares of common stock at an exercise price of $2.69 per share.  All of these warrants were exercised on October 15, 2019. See Note 9, Stockholders’ Equity, for additional information.

Operating or Finance Leases

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  In connection with certain operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s finance obligations. Cash received from customers under the PPAs is used to make payments against our finance obligations. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements at September 30, 2019 was $168.9 million, $162.0 million  of which were secured with restricted cash, security deposits and pledged service escrows.

The Company has a master lease agreement with Wells Fargo Equipment Finance, Inc. (Wells Fargo MLA) to finance the Company’s commercial transactions with Wal-Mart Stores, Inc. (Walmart). The Wells Fargo MLA was entered into in 2017 and amended in 2018.  Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites under lease agreements with Walmart. The total remaining lease payments to Wells Fargo were $97.6 million at September 30, 2019. Transactions completed under the Wells Fargo MLA in 2018 and 2019 were accounted for as operating leases and therefore the sales of the fuel cell systems and hydrogen infrastructure were recognized as revenue for the year ended December 31, 2018 and three and nine months ended September 30, 2019. Transactions completed under the Wells Fargo MLA in 2017 were accounted for as finance leases. The difference in lease classification is due to changes in financing terms and their bearing on lease assessment criteria. Also included in the remaining lease payments to Wells Fargo is a sale/leaseback transaction in 2015 that was accounted for as an operating lease.  In connection with the Wells Fargo MLA, the Company has a customer guarantee for a majority of the transactions. The aforementioned Wells Fargo MLA transactions required a letter of credit for the unguaranteed portion totaling $37.3 million.

Additionally, during the third quarter of 2019, the Company entered into master lease agreements with both Key Equipment Finance (KeyBank) and SunTrust Equipment Finance & Lease Corp. (SunTrust), to finance commercial transactions with Walmart. The transactions with KeyBank and SunTrust required cash collateral for the unguaranteed portions totaling $6.4 million. Similar to the aforementioned Wells Fargo MLA, the Company has a customer guarantee for the majority of the transactions.

During the nine months ended September 30, 2019, the Company entered into additional, similar master lease agreements with Wells Fargo, Crestmark Equipment Finance (Crestmark), First American Bancorp, Inc. (First American) and 36th Street Capital Partners, LLC (36th Street) to finance subscription programs with other customers. The total remaining lease payments to these financial institutions  were $57.3 million at September 30, 2019. These lease payments are secured by cash collateral and letters of credit backed by restricted cash.

Long-Term Debt

In March 2019, the Company entered into a loan and security agreement with Generate Lending, LLC (Generate Capital) pursuant to which the Company borrowed $85.0 million. The initial proceeds of the loan were used to pay in full the Company’s long-term debt and accrued interest of $17.6 million under the loan agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority (NY Green Bank) and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC as well as repurchase the associated leased equipment. In April 2019, the Company borrowed an additional $15.0 million under the term loan facility with Generate Capital. See Note 7, Long-Term Debt for additional information.

We have historically funded our operations primarily through public and private offerings of equity and debt, as well as short-term borrowings, long-term debt and project financings.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity and debt offerings, including the at-the-market offering, will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

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

The information presented in the accompanying unaudited interim condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s December 31, 2018 audited consolidated financial statements.

Leases

The Company is a lessee in noncancelable (1) operating leases, primarily related to sale/leaseback transactions with financial institutions for deployment of the Company’s products at certain customer sites, and (2) finance leases, also primarily related to sale/leaseback transactions with financial institutions for similar commercial purposes.  The Company accounts for leases in accordance with Accounting Standards Codification (ASC) Topic 842, Leases (ASC Topic 842).

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

Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term and (3) the lease payments.

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

The Company accounts for each distinct performance obligation within its arrangements as a distinct unit of accounting if the items under the performance obligation have value to the customer on a standalone basis. The Company considers a performance obligation to be distinct and have a standalone value if the customer can benefit from the good or service either on its own or together with other resources readily available to the customer and the Company’s promise to transfer the goods or service to the customer is separately identifiable from other promises in the contract. The Company allocates revenue to each distinct performance obligation based on relative standalone selling prices.

Payment terms for sales of fuel cells, infrastructure and service to customers are typically 30 to 90 days. Sale/leaseback transactions with financial institutions are invoiced and collected upon transaction closing. Service is prepaid upfront in a majority of the arrangements.  The Company does not adjust the transaction price for a significant financing component when the performance obligation is expected to be fulfilled within a year.

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

In substantially all of its commercial transactions, the Company sells extended maintenance contracts that generally provide for a five to ten year service period from the date of product installation. Services include monitoring, technical support, maintenance and services that provide for 97% to 98% uptime of the fleet. These services are accounted for as a separate performance obligation, and accordingly, revenue generated from these transactions, subject to the proportional allocation of transaction price, is deferred and recognized in income over the term of the contract, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract. Sales of spare parts are included within service revenue on the accompanying unaudited interim condensed consolidated statements of operations. When costs are projected to exceed revenues over the life of the extended maintenance contract, an accrual for loss contracts is recorded.  Costs are estimated based upon historical experience and consider the estimated impact of the Company’s cost reduction initiatives.  The actual results may differ from these estimates.

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

In conjunction with entering into a PPA with a customer, the Company may enter into sale/leaseback transactions with third-party financial institutions, whereby the fuel cells, a majority of the related infrastructure and, in some cases, service are sold to the third-party financial institution and leased back to the Company through either an operating or finance lease.

Certain of the Company’s sale/leaseback transactions with third-party financial institutions are required to be accounted for as finance leases.  As a result, no upfront revenue was recognized at the closing of these transactions and a finance obligation for each lease was established.  The fuel cell systems and related infrastructure that are provided to customers through these PPAs are considered leased property on the accompanying unaudited interim condensed consolidated balance sheets.  Costs to service the leased property, depreciation of the leased property, and other related costs are considered cost of PPA revenue on the accompanying unaudited interim condensed consolidated statements of operations. Interest cost associated with finance leases is presented within interest and other expense, net on the accompanying unaudited interim condensed consolidated statements of operations.

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

The Company adopted ASC Topic 842, effective January 1, 2018. As part of the adoption, the Company elected the practical expedient to not separate lease and non-lease components (i.e., maintenance services) within its rental income related to all PPA-related assets.

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

Cash Equivalents

Cash equivalents consist of money market accounts with an initial term of less than three months. For purposes of the unaudited interim condensed consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company’s cash and cash equivalents are deposited with financial institutions located in the United States and may at times exceed insured limits.

Common Stock Warrant Accounting

The Company accounts for common stock warrants as either derivative liabilities or as equity instruments depending on the specific terms of the applicable warrant agreement.

Derivative Liabilities

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

Equity Instruments

Common stock warrants that meet certain applicable requirements of ASC Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and other related guidance, including the ability of the Company to settle the warrants without the issuance of registered shares or the absence of rights of the grantee to require cash settlement, are accounted for as equity instruments. The Company classifies these equity instruments within additional paid-in capital on the accompanying unaudited interim condensed consolidated balance sheet. Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon.com NV Investment Holdings LLC (Amazon) and Walmart as discussed in Note 11, Warrant Transaction Agreements.  These warrants are remeasured at each financial reporting date prior to vesting, using the Monte Carlo pricing model.  Once these warrants vest, they are no longer remeasured.  This pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. Changes in fair value resulting from remeasurement of common stock warrants issued in connection with the Amazon Transaction Agreement and the Walmart Transaction Agreement, as described in Note 11, Warrant Transaction Agreements, and are recorded as cumulative catch up adjustments as a reduction of revenue.

Convertible Senior Notes

$100 Million Convertible Senior Notes

In March 2018, the Company issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due on March 15, 2023. The Company accounts for the $100 million Convertible Senior Notes with separate liability and equity components. The carrying amount of the liability component was initially determined by estimating the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the estimated fair value of the liability component from the par value of the $100 million Convertible Senior Notes as a whole as of the date of issuance. This difference represents a debt discount that is amortized to interest expense, with a corresponding increase to the carrying amount of the liability component, over the term of the $100 million Convertible Senior Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company has allocated issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the $100 million Convertible Senior  Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital.

$40 Million Convertible Senior Note

In September 2019, the Company issued a  $40.0 million in aggregate principal amount of 7.5% Convertible Senior Note due on January 5, 2023,  in exchange for net proceeds of $39.1 million.

The Company accounts for the issued $40 million Convertible Senior Note as a liability. Upon maturity of the note, the Company is required to repay 120% of $40.0 million, or $48.0 million. As such, the Company recorded a liability for $48.0 million and associated discount for $8.0 million. The $8.0 million discount amortized into interest expense over the term of the $40 million Convertible Senior Note using the effective interest method. Issuance costs are also being amortized to interest expense over the term of the $40 million Convertible Senior Note.

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In May 2019, Accounting Standards Update (ASU) 2019-05, Financial Instruments – Credit Losses, was issued to provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. Adoption of this update is optional and within scope of Topic 326, Financial Instruments – Credit Losses, effective for fiscal years beginning after December 15, 2019. The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

In April 2019, Accounting Standards Update (ASU) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, was issued to make improvements to updates 2016-01, Financial Instruments – Overall (Subtopic 825-10), 2016-13, Financial Instruments – Credit Losses (Topic 326) and 2017-12, Derivatives and Hedging (Topic 815). This update is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

In November 2018, Accounting Standards Update (ASU) 2018-18, Collaborative Arrangements (Topic 808), was issued to clarify the interaction between ASC Topic 808, Collaborative Arrangements, and Topic 606,  Revenue from Contracts with Customers. Adoption of this update is effective for all reporting periods beginning after December 15, 2019. The Company has evaluated the update and has concluded that the adoption of this update will not have a material impact on the consolidated financial statements.

In August 2018, Accounting Standards Update (ASU) 2018-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), was issued to help entities evaluate the accounting for fees paid by a customer in cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in this update are effective for public companies beginning after December 15, 2019. Early adoption of the amendments in this update are permitted. The Company has evaluated the update and has concluded that the adoption of this update will not have a material impact on the consolidated financial statements.

In January 2017, Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350), was issued to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This accounting update is effective for fiscal years beginning after

December 15, 2019.  The Company has evaluated the update and has concluded that the adoption of this update will not have a material impact on the consolidated financial statements.

In August 2016, Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230)s: Classification of Certain Cash Receipts and Cash Payments, was issued to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This accounting update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period.  The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

In June 2016, Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued. ASU 2016-13 significantly changes how entities account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. The ASU requires a number of changes to the assessment of credit losses, including the utilization of an expected credit loss model, which requires consideration of a broader range of information to estimate expected credit losses over the entire lifetime of the asset, including losses where probability is considered remote. Additionally, the standard requires the estimation of lifetime expected losses for trade receivables and contract assets that are classified as current. This update is effective beginning after January 1, 2020. The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

3.  Earnings Per Share

Basic earnings per common stock are computed by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options, unvested restricted stock, common stock warrants, preferred stock and convertible senior notes) were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of dilutive common stock equivalents, which is comprised of shares issuable upon exercise or conversion of  outstanding warrants, preferred stock, common stock warrants and convertible senior notes and shares of common stock issuable under the Company’s share-based compensation plans, and the weighted average number of common stock outstanding during the reporting period. Since the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive and are, therefore, not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same.

The dilutive potential common stock are summarized as follows:

	At September 30,
	2019	2018
Stock options outstanding (1)	23,597,871	22,111,243
Restricted stock outstanding (2)	4,333,560	2,367,347
Common stock warrants (3)	115,824,142	115,824,142
Preferred stock (4)	15,019,838	2,782,075
Convertible Senior Notes (5)	59,133,896	43,630,020
Number of dilutive potential common stock	217,909,307	186,714,827

(1)

During the three months ended September 30, 2019 and 2018, the Company granted 2,572,500 and 2,170,000 stock options, respectively. During the nine months ended September 30, 2019 and 2018, the Company granted 2,936,892, and 2,654,667 stock options, respectively.

(2)

During the three months ended September 30, 2019 and 2018, the Company granted 2,562,500 and 2,160,000 shares of restricted stock, respectively. During the nine months ended September 30, 2019 and 2018, the Company granted 2,926,892 and 2,367,347 shares of restricted stock, respectively.

(3)

In April 2017, the Company issued 5,250,750 warrants with an exercise price of $2.69 per warrant, as described in Note 9, Stockholders’ Equity. Of these warrants issued in April 2017, none had been exercised as of September 30, 2019. All of these warrants were exercised on October 15, 2019.

In April 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 11, Warrant Transaction Agreements.  Of these warrants issued, none had been exercised as of September 30, 2019.

In July 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement, subject to certain vesting events, as described in Note 11, Warrant Transaction Agreements. Of these warrants issued, none had been exercised as of September 30, 2019.

(4)

The preferred stock amount represents the dilutive potential on the shares of common stock as a result of the conversion of the Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock) and Series E Preferred Stock, based on the conversion price of each preferred stock as of September 30, 2019 and 2018, respectively.  Of the 10,431 Series C Preferred Stock issued on May 16, 2013, 7,811 had been converted to common stock at September 30, 2019 and 2018, with the remainder still outstanding.  On November 1, 2018, the Company issued 35,000 shares of Series E Preferred Stock. As of September 30, 2019, 6,731 of the Series E Preferred Stock had been converted to common stock, with the remainder still outstanding.

(5)

In March 2018, the Company issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes. In September 2019, the Company issued a $40.0 million in aggregate principal amount of 7.5% Convertible Senior Note. See Note 8, Convertible Senior Notes.

4.  Inventory

             Inventory as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials and supplies - production locations	$59,918	$32,941
Raw materials and supplies - customer locations	8,371	6,755
Work-in-process	5,870	5,589
Finished goods	6,442	2,625
Inventory	$80,601	$47,910

5. Leased Property

Leased property at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Right of use assets - operating	$149,556	$76,747
Right of use assets - finance	41,393	39,905
Capitalized costs of lessor assets	39,188	41,040
Less: accumulated depreciation	(28,103)	(10,941)
Leased property, net	$202,034	$146,751

6. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of September 30, 2019 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	10 years	$7,587	$(2,591)	$4,996
Customer relationships	10 years	260	(143)	117
Trademark	5 years	60	(60)	—
		$7,907	$(2,794)	$5,113

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2018 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	9 years	$5,926	$(2,176)	$3,750
Customer relationships	10 years	260	(123)	137
Trademark	5 years	60	(57)	3
		$6,246	$(2,356)	$3,890

The change in the gross carrying amount of the acquired technology from December 31, 2018 to September 30, 2019 was due to the acquisition of intellectual property from EnergyOr in May 2019, a milestone payment to American Fuel Cell LLC (AFC), as well as changes attributed to foreign currency translation. The Company acquired intellectual property from EnergyOr for $1.5 million. In addition, the Company agreed to pay the sellers a royalty based on future sales of relevant applications, not to exceed $3.0 million, by May 22, 2025.

As part of the agreement to acquire the intellectual property from AFC, the Company shall pay AFC milestone payments not to exceed $2.9 million in total, if certain milestones associated with the production of components related to the acquired technology are met before April 2021. As of September 30, 2019,  the Company paid $0.4 million to AFC in relation to the aforementioned milestones.

Amortization expense for acquired identifiable intangible assets was $0.2 million for both the three months ended September 30, 2019 and 2018. Amortization expense for the acquired identifiable assets was $0.5 million for both the nine months ended September 30, 2019 and 2018. Estimated amortization expense for subsequent years was as follows (in thousands):

Remainder of 2019	$181
2020	724
2021	724
2022	724
2023	724
2024 and thereafter	2,036
Total	$5,113

7.  Long-Term Debt

In March 2019, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc., entered into a loan and security agreement, as amended (the Loan Agreement),  with Generate Lending, LLC (Generate Capital), providing for a secured term loan facility in the amount of $100.0 million (the Term Loan Facility). The Company borrowed $85.0 million under the Loan Agreement on the date of closing and borrowed an additional $15.0 million in April 2019.  A portion of the initial proceeds of the loan was used to pay in full the Company’s long-term debt with NY Green Bank, a Division of the New York State Energy Research & Development Authority, including accrued interest of

$17.6 million (the Green Bank Loan),  and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC and repurchase the associated leased equipment. In connection with this transaction, the Company recognized a loss on extinguishment of debt of approximately $0.5 million. This loss was recorded in interest and other expenses, net in the Company’s unaudited interim condensed consolidated statement of operations. Additionally, $1.7 million was paid to an escrow account related to additional fees due in connection with  the Green Bank Loan if the Company does not meet certain New York State employment and fuel cell deployment targets by March 2021. This amount paid to an escrow account was recorded in long-term other assets on the Company’s unaudited interim condensed consolidated balance sheet as of September 30, 2019. On September 30, 2019, the outstanding principal balance under the Term Loan Facility was $96.3 million. The net loan proceeds of $32.1 million are being used to fund working capital for ongoing deployments and other general corporate purposes of the Company.

Advances under the Term Loan Facility bear interest at 12.0% per annum. The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. The term of the loan is three years, with a maturity date of December 13, 2022. Principal payments will be funded in part by releases of restricted cash, as described in Note 15, Commitments and Contingencies.

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

The Term Loan Facility requires the principal balance at the end of each of the following years may not exceed the following (in thousands):

December 31, 2019	$94,638
December 31, 2020	73,034
December 31, 2021	51,106
December 31, 2022	—

8. Convertible Senior Notes

$40 Million Convertible Senior Note

In September 2019, the Company issued a  $40.0 million in aggregate principal amount of 7.5%  Convertible Senior Note due on January 5, 2023 in exchange for net proceeds of $39.1 million, in a private placement to an accredited investor pursuant to Rule 144A under the Securities Act of 1933, as amended (the Securities Act).  There are no required principal payments prior to maturity of the note.  Upon maturity of the note, the Company is required to repay 120% of $40.0 million, or $48.0 million. The note bears interest at 7.5% per annum, payable quarterly in arrears on January 5, April 5, July 5 and October 5 of each year beginning on October 5, 2019 and will mature on January 5, 2023 unless earlier converted or repurchased in accordance with its terms. The note is unsecured and does not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

The note has an initial conversion rate of 387.5969, which is subject to adjustment in certain events.  The initial conversion rate is equivalent to an initial conversion price of approximately $2.58 per share of common stock.  The holder of the note may convert at its option at any time until the close of business on the second scheduled trading day immediately prior to the maturity date for shares of the Company’s common stock, subject to certain limitations. In addition, the note will be automatically converted if (1) the daily volume-weighted average price per share of common stock exceeds 175% of the conversion price (as described above) on each of the 20 consecutive VWAP trading days (as defined in the note) beginning after the issue date of the note and (2) certain equity conditions (as defined in the note) are satisfied. Only if both criteria are met is the note automatically converted. Upon either the voluntary or automatic conversion of the note, the Company will deliver shares of common stock based on (1) the then-effective conversion rate and (2) the original principal amount of $40 million and not the maturity principal amount of $48 million. The note does not allow cash settlement (entirely or partially) upon conversion. As such, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted earnings per share.

The Company concluded the conversion features did not require bifurcation. Specifically, while the Company determined that (i) the conversion features were not clearly and closely related to the host contracts, (ii) the note (i.e., hybrid instrument) is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (iii) the conversion features, if freestanding, would meet the definition of a derivative, the Company concluded such conversion features meet the equity scope exception, and therefore, the conversion features are not required to be bifurcated from the note.

If the Company undergoes a fundamental change prior to the maturity date, subject to certain limitations, the holder may require the Company to repurchase for cash all or a portion of the note at a cash repurchase price equal to any accrued and unpaid interest on the note (or portion thereof), plus the greater of (1) 115% of the maturity principal amount of $48 million (or portion thereof) and (2) 110% of the product of (i) the conversion rate in effect as of the trading day immediately preceding the date of such fundamental change; (ii) the principal amount of the $40 million note to be repurchased divided by $1,000; and (iii) the average of the daily volume-weighted average price per share of the Company’s common stock over the five consecutive VWAP trading days immediately before the effective date of such fundamental change.

In addition, with the consent of the holder of the  note, subject to certain limitations, the Company may redeem all or any portion of the note, at the Company’s option, at a cash redemption price equal to any accrued and unpaid interest on the note (or portion thereof), plus the greater of (1) 105% of the maturity principal amount of $48 million (or portion thereof); and (2) 115% of the product of (i) the conversion rate in effect as of the trading day immediately preceding the related redemption date; (ii) the principal amount of the $40 million note to be redeemed divided by $1,000; and (iii) the arithmetic average of the daily volume-weighted average price per share of common stock over the five consecutive VWAP trading days immediately before the related redemption date.

While the Company concluded the fundamental change redemption option represents an embedded derivative, the Company concluded the value of the embedded derivative to be immaterial given the likelihood of the occurrence of a fundamental change was deemed to be remote. As related to the call option, the Company concluded the call option was clearly and closely related to the host contract, and therefore, did not meet the definition of an embedded derivative.

The Company concluded the total debt discount at issuance of the note equaled approximately $8.0 million. This debt discount was comprised of (1) the discount of $8.0 million attributed to the fact that upon maturity, the Company is required to repay 120% of $40.0 million, or $48.0 million and (2) debt issuance costs of $0.9 million. The debt discount was recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheet) and is being amortized to interest expense over the term of the note using the effective interest rate method.

The note consisted of the following at September 30, 2019 (in thousands):

Principal amounts:
Principal at maturity	$48,000
Unamortized debt discount	(8,000)
Unamortized debt issuance costs	(948)
Net carrying amount	$39,052

As of September 30, 2019, the remaining life of the note was approximately 40 months.

$100 Million Convertible Senior Notes

In March 2018, the Company issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due on March 15, 2023 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.  There are no required principal payments prior to maturity of the notes.

The total net proceeds from the  notes were as follows:

Amount
(in thousands)
Principal amount	$100,000
Less initial purchasers' discount	(3,250)
Less cost of related capped call and common stock forward	(43,500)
Less other issuance costs	(894)
Net proceeds	$52,356

The notes bear interest at 5.5%, payable semi-annually in cash on March 15 and September 15 of each year.  The notes will mature on March 15, 2023, unless earlier converted or repurchased in accordance with their terms. The notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

Each $1,000 principal amount of the notes will initially be convertible into 436.3002 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $2.29 per share, subject to adjustment upon the occurrence of specified events.  Holders of these notes may convert their notes at their option at any time prior to the close of the last business day immediately preceding September 15, 2022, only under the following circumstances:

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

2)

during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the notes on each such trading day;

3)	if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

4)

upon the occurrence of certain specified corporate events, such as a beneficial owner acquiring more than 50% of the total voting power of the Company’s common stock, recapitalization of the Company, dissolution or liquidation of the Company, or the Company’s common stock ceases to be listed on an active market exchange.

On or after September 15, 2022, holders may convert all or any portion of their notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.

Upon conversion of the  notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. While the Company plans to settle the principal amount of the notes in cash subject to available funding at time of settlement, we currently use the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, subject to meeting the criteria for using the treasury stock method in future periods.

The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest. Holders who convert their notes in connection with certain corporate events that constitute a “make-whole fundamental change” per the indenture governing the notes or in connection with a redemption will be, under certain circumstances, entitled to an increase in the conversion rate. In addition, if the Company undergoes a fundamental change prior to the maturity date, holders may require the Company to repurchase for cash all or a portion of its notes at a repurchase price equal to 100% of the principal amount of the repurchased notes, plus accrued and unpaid interest.

The Company may not redeem the notes prior to March 20, 2021.  The Company may redeem for cash all or any portion of the notes, at the Company’s option, on or after March 20, 2021 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the three trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In accounting for the issuance of the notes, the Company separated the notes into liability and equity components. The initial carrying amount of the liability component of approximately $58.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $37.7 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the notes. The difference between the principal amount of the notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the notes.  The effective interest rate is approximately 16.0%. The equity component of the notes is included in additional paid-in capital in the unaudited  interim condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the notes of approximately $4.1 million, consisting of initial purchasers' discount of approximately $3.3 million and other issuance costs of $0.9 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the notes. Transaction costs attributable to the liability component were approximately $2.4 million, were recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheet) and are being amortized to interest expense over the term of the notes. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in stockholders’ equity.

The notes consisted of the following at September 30, 2019 (in thousands):

Principal amounts:
Principal	$100,000
Unamortized debt discount (1)	(29,605)
Unamortized debt issuance costs (1)	(1,687)
Net carrying amount	$68,708
Carrying amount of the equity component (2)	$37,702
1)

Included in the unaudited interim condensed consolidated balance sheet within the $100 million Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

2)

Included in the unaudited interim condensed consolidated balance sheet within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit of $9.2 million.

As of September 30, 2019,  the remaining life of the notes was approximately 42 months.

Based on the closing price of the Company’s common stock of  $2.63 on September 30, 2019, the if-converted value of the notes was greater than the principal amount.  At September 30, 2019, the carrying value of the notes, excluding unamortized debt issue costs, approximated the fair value.

Capped Call

In conjunction with the issuance of the $100 million Convertible Senior Notes, the Company entered into capped call options (Capped Call) on the Company’s common stock with certain counterparties at a price of $16.0 million. The net cost incurred in connection with the Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim condensed consolidated balance sheet.

The Capped Call is generally expected to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the $100 million Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the Capped Call transactions will initially be $3.82 per share, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $1.91 per share on the date of the transaction, and is subject to certain adjustments under the terms of the Capped Call. The Capped Call becomes exercisable if the conversion option is exercised.

By entering into the Capped Call, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the $100 million Convertible Senior Notes.

Common Stock Forward

In connection with the sale of the $100 million Convertible Senior Notes, the Company also entered into a forward stock purchase transaction (Common Stock Forward), pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

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

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share. As of September 30, 2019 and December 31, 2018, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.  See Note 10, Redeemable Convertible Preferred Stock, for a description of the Company’s Series C Preferred Stock and Series E  Preferred Stock.

Common Stock and Warrants

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. In March 2019, the Company issued and sold in a registered direct offering an aggregate of 10 million shares of the Company’s common stock at a purchase price of $2.35 per share. The net proceeds to the Company were approximately $23.5 million. There were 238,723,533 and 219,157,998 shares of common stock outstanding as of September 30, 2019 and December 31, 2018, respectively.

On December 22, 2016, the Company issued warrants to purchase 10,501,500 shares of common stock in connection with offerings of common stock and Series D Redeemable Preferred Stock at an exercise price of $1.50 per share. On April 12, 2017, the Company and Tech Opportunities LLC (Tech Opps) entered into an agreement, pursuant to which Tech Opps exercised in full its warrants to purchase an aggregate of 10,501,500 shares of common stock.  The net proceeds received by the Company pursuant to the exercise of the existing warrants was $15.1 million and the Company issued to Tech Opps warrants to acquire up to 5,250,750 shares of common stock at an exercise price of $2.69 per share.  All of these warrants were exercised on October 15, 2019.

During 2017, additional warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 11, Warrant Transaction Agreements. At September 30, 2019 and 2018, in connection with these agreements, warrants to acquire 26,188,434 and 18,913,869 shares, respectively, of common stock have vested and are therefore exercisable.  These warrants are measured at fair value and are classified as equity instruments on the unaudited interim condensed consolidated balance sheet.

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with FBR Capital Markets & Co. (now B. Riley FBR,  Inc.),  as sales agent (FBR), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million.  Under the Sales Agreement, in no event shall the Company issue or sell through FBR such a number of shares that exceeds the number of shares or dollar amount of common stock registered. During the nine months ended September 30, 2019, the Company raised gross proceeds of $15.3 million. As of October 29, 2019,  the Company had raised a total of $46.8 million during the term of the Sales Agreement.

10.  Redeemable Convertible Preferred Stock

Series E Preferred Stock

In November 2018, the Company issued an aggregate of 35,000 shares of the Company’s Series E Preferred Stock in a private placement to certain accredited investors in reliance on Section 4(a)(2) of the Securities Act.  The Company

received net proceeds of approximately $30.9 million, after deducting placement agent fees and expenses payable by the Company.  The Company is required to redeem the Series E Preferred Stock in thirteen monthly installments in the amount of $2.7 million each from May 2019 through May 2020.  The Company had 28,269 shares of Series E Preferred Stock outstanding at September 30, 2019.

Each share of Series E Preferred Stock was issued with an initial stated value of $1,000 per share. The Company is required to elect, on a monthly basis, whether it will redeem or convert the installment.  Should the Company elect to redeem, the shares are valued at the stated value.  Should the Company elect to convert, the holder of the shares will receive common stock, with a conversion price discounted by 15% from the then current market value.  The holders of the shares may elect to convert all or any whole amount of shares, at any time at a conversion price of $2.31 per share.  Conversion prices are discounted upon a change in control, certain triggering events, or failure to make a redemption payment.

Except for our Series C Preferred Stock, which shall rank senior to the Series E Preferred Stock as to dividends, distributions and payments upon liquidation, dissolution and winding up, all shares of the Company’s capital stock, including common stock, rank junior in rank to the Series E Preferred Stock with respect to dividends, distributions and payments upon liquidation, dissolution and winding up.

Holders of the Series E Preferred Stock are not entitled to receive dividends except in connection with certain purchase rights and other corporate events, as described in the certificate of designation, or in connection with certain distributions of assets, as described in the certificate of designation, or as, when and if declared by the Company’s Board of Directors acting in its sole and absolute discretion.  Holders of the Series E Preferred Stock have no voting rights, except on matters required by law or under the certificate of designation to be submitted to a class vote of the Series E Preferred Stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or other deemed liquidation event, the holders of the Series E Preferred Stock are entitled to receive, after any amount that is required to be paid to the Series C Preferred Stock and before any amount is paid to the holders of any of capital stock ranking junior to the Series E Preferred Stock, an amount per share equal to the greater of (i) 125% of the sum of the stated value plus any declared and unpaid dividends and late charges as provided in the certificate of designation, on the date of such payment and (ii) the amount per share such holder would receive if such holder converted such Series E Preferred Stock into common stock immediately prior to the date of such payment.

Series C Preferred Stock

The Company had 2,620 shares of Series C Preferred Stock outstanding at September 30, 2019 and 2018. The holder of the Series C Preferred Stock is entitled to receive dividends at a rate of 8.0% per annum, based on the original issue price per share of $248.794, payable in equal quarterly installments in cash or in shares of common stock, at the Company’s option. As of September 30, 2019 and December 31, 2018, respectively, all dividends have been paid in shares of common stock. Each share of Series C Preferred Stock is convertible into shares of common stock with the number of shares of common stock issuable upon conversion determined by dividing the original issue price per share of $248.794 by the conversion price in effect at the time the shares are converted, provided that such conversion price shall not be less than $0.1554 per share. The conversion price of the Series C Preferred Stock as of September 30, 2019 and December 31, 2018 was $0.2343. The shares of Series C Preferred Stock vote together with the common stock on an as-converted basis on all matters.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or other deemed liquidation event, the holder of the Series C Preferred Stock will be entitled to be paid an amount per share equal to the greater of (i) the original issue price, plus any accrued but unpaid dividends or (ii) the amount per share that would have been payable had all shares of the Series C Preferred Stock been converted to shares of common stock immediately prior to such liquidation event. The Series C Preferred Stock is redeemable at the election of the holder of the Series C Stock or the Company.  If the redemption is at the election of the holders of the Series C Preferred Stock, the redemption price will be the original issue price plus any accrued and unpaid dividends.  If the redemption is at the election of the

Company, the redemption price will be a per share price equal to the greater of (i) the original issue price per share plus any accrued and unpaid dividends and (ii) the fair market value of a single share of Series C Preferred Stock.

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

The majority of the Amazon Warrant Shares will vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The first tranche of 5,819,652 Amazon Warrant Shares vested upon the execution of the Amazon Transaction Agreement.  Accordingly, $6.7 million, the fair value of the first tranche of Amazon Warrant Shares, was recognized as selling, general and administrative expense on the 2017 unaudited interim condensed consolidated statements of operations. All future provision for common stock warrants wil be recorded in revenue. The second tranche of 29,098,260 Amazon Warrant Shares will vest in four installments of 7,274,565 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Amazon Warrant Shares will be $1.1893 per share. After Amazon has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Amazon Warrant Shares will vest in eight installments of 2,546,098 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Amazon Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant Shares are exercisable through April 4, 2027.

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

Because the Amazon Warrant Shares contain performance criteria (i.e., aggregate purchase levels), which Amazon must achieve for the Amazon Warrant Shares to vest, as detailed above, the final measurement date for the Amazon Warrant Shares is the date on which the Amazon Warrant Shares vest. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of Amazon Warrant Shares is being recorded as a reduction to revenue and an addition to additional paid-in capital based on the projected number of Amazon Warrant Shares expected to vest, the proportion of purchases by Amazon and its affiliates within the period relative to the aggregate purchase levels required for the Amazon Warrant Shares to vest and the then-current fair value of the related Amazon Warrant Shares. To the extent that projections change in the future as to the number of Amazon Warrant Shares that will vest, as well as changes in the fair value of the Amazon Warrant Shares, a cumulative catch-up adjustment will be recorded in the period in which the estimates change.

At September 30, 2019 and December 31, 2018, 20,368,782 of the Amazon Warrant Shares had vested.  The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended September 30, 2019 and 2018 was $2.4 million and $1.8 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the nine months ended September 30, 2019 and 2018 was $4.4 million and $7.1 million, respectively.

Walmart Transaction Agreement

On July 20, 2017, the Company and Walmart entered into a Transaction Agreement (the Walmart Transaction Agreement), pursuant to which the Company agreed to issue to Walmart a warrant to acquire up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events (the Walmart Warrant Shares). The Company and Walmart entered into the Walmart Transaction Agreement in connection with existing commercial agreements between the Company and Walmart with respect to the deployment of the Company’s GenKey fuel cell technology across various Walmart distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the warrant shares is linked to payments made by Walmart or its affiliates (directly or indirectly through third parties) pursuant to transactions entered into after January 1, 2017 under existing commercial agreements.

The majority of the Walmart Warrant Shares will vest based on Walmart’s payment of up to $600.0 million to the Company in connection with Walmart’s purchase of goods and services from the Company. The first tranche of 5,819,652 Walmart Warrant Shares vested upon the execution of the Walmart Transaction Agreement.  Accordingly, $10.9 million, the fair value of the first tranche of Walmart Warrant Shares, was recorded as a provision for common stock warrants and presented as a reduction to revenue on the 2017 unaudited interim condensed consolidated statements of operations.  All future provision for common stock warrants wil be recorded in revenue The second tranche of 29,098,260 Walmart. Warrant Shares will vest in four installments of 7,274,565 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Walmart Warrant Shares will be $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Walmart Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Walmart Warrant Shares, provided that, with limited exceptions, the exercise price for the third tranche will be no lower than $1.1893. The Walmart Warrant Shares are exercisable through July 20, 2027.

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

Because the Walmart Warrant Shares contain performance criteria (i.e., aggregate purchase levels), which Walmart must achieve for the Walmart Warrant Shares to vest, as detailed above, the final measurement date for the Walmart Warrant Shares is the date on which the Walmart Warrant Shares vest. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of Walmart Warrant Shares is being recorded as a reduction to revenue and an addition to additional paid-in capital based on the projected number of Walmart Warrant Shares expected to vest, the proportion of purchases by Walmart and its affiliates within the period relative to the aggregate purchase levels required for the Walmart Warrant Shares to vest and the then-current fair value of the related Walmart Warrant Shares. To the extent that projections change in the future as to the number of Walmart Warrant Shares that will vest, as well as changes in the fair value of the Walmart Warrant Shares, a cumulative catch-up adjustment will be recorded in the period in which the estimates change.

At September 30, 2019 and December 31, 2018, 5,819,652 of the Walmart Warrant Shares had vested.  The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended September 30, 2019 and 2018 was $2.2 million and $0.4 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the nine months ended September 30, 2019 and 2018 was $5.9 million and $0.9 million, respectively.

12. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sales of fuel cell systems	$31,264	$21,594	$72,031	$40,948
Sale of hydrogen installations and other infrastructure	6,901	15,074	6,901	25,153
Services performed on fuel cell systems and related infrastructure	5,920	5,156	17,415	16,330
Power Purchase Agreements	5,599	5,555	16,613	16,365
Fuel delivered to customers	6,557	5,786	18,942	16,016
Other	135	—	135	—
Net revenue	$56,376	$53,165	$132,037	$114,812

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2019	2018
Accounts receivable	$24,392	$37,347
Contract assets	4,319	3,328
Contract liabilities	43,248	40,476

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets	Nine months ended
September 30, 2019
Transferred to receivables from contract assets recognized at the beginning of the period	$(180)
Revenue recognized and not billed as of the end of the period	1,171
Net change in contract assets	$991

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

	September 30,
	2019	2018
Sales of fuel cell systems	$25,954	$21,029
Sale of hydrogen installations and other infrastructure	11,448	6,705
Services performed on fuel cell systems and related infrastructure	60,196	73,484
Power Purchase Agreements	134,871	114,757
Other rental income	5,373	7,056
Total estimated future revenue	$237,842	$223,031

Contract costs

Contract costs consist of capitalized commission fees and other expenses related to obtaining or fulfilling a contract.

Capitalized contract costs at September 30, 2019 and December 31, 2018 were $0.5 million and $0.2, respectively. Expense related to the amortization of capitalized contract costs was not significant for the three or nine months ended September 30, 2019.

13.  Income Taxes

The Company recognized an income tax benefit for the three and nine months ended September 30, 2018 of  $1.7 million and $7.6 million, respectively, as a result of the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized a benefit for current losses as a result of an entry to additional paid-in capital related to the issuance of the $100 million Convertible Senior Notes discussed in Note 8, Convertible Senior Notes. The Company did not record any income tax expense or benefit for the three and nine months ended September 30, 2019. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

The Company used the following assumptions for its liability-classified common stock warrants:

Nine months ended
	September 30, 2019	September 30, 2018
Risk-free interest rate	1.99% - 2.51%	1.64% - 2.56%
Volatility	22.62% - 74.93%	18.40% - 81.69%
Expected average term	0.03 - 0.53	0.01 - 1.53

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

The following table shows the activity in the common stock warrant liability (in thousands):

	Nine months ended
	September 30, 2019	September 30, 2018
Beginning of period	$105	$4,391
Change in fair value of common stock warrants	(7)	(3,308)
End of period	$98	$1,083

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

The Company used the following assumptions for its equity-classified common stock warrants:

Nine months ended
	September 30, 2019	September 30, 2018
Risk-free interest rate	1.62% - 2.33%	2.72% - 2.80%
Volatility	85.00%	75.00% - 85.00%
Expected average term	7.51 - 8.30	8.51 - 9.30

The Monte Carlo pricing models used in the determination of the fair value of the equity-classified warrants also incorporate assumptions involving future revenues associated with Amazon and Walmart, and related timing.

The following table represents the fair value per warrant on the execution date of the Amazon Transaction Agreement and the Walmart Transaction Agreements, the vesting dates, if applicable, and as of September 30, 2019 and 2018 for those warrants for which vesting is considered probable.

	Amazon Warrant Shares	Walmart Warrant Shares
Issuance date - first tranche	$1.15	$1.88
As of vesting date - second tranche, first installment	2.16	—
As of vesting date - second tranche, second installment	1.54	—
As of September 2019 - second tranche	2.23	2.17
As of September 2018 - second tranche	1.55	1.45

15.  Commitments and Contingencies

Lessor Obligations

As of September 30, 2019, the Company had noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next one to seven years. Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2019 were as follows (in thousands):

Remainder of 2019	$7,685
2020	30,135
2021	29,169
2022	21,272
2023	17,208
2024 and thereafter	34,759
Total future minimum lease payments	$140,228

Lessee Obligations

As of September 30, 2019, the Company has operating and finance leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, Nature of Operations) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating and finance leases are recognized on a straight‑line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as finance leases and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at September 30, 2019 and December 31, 2018 was $33.6 million and $81.9 million, respectively. The fair value of the finance obligation approximated the carrying value as of both September 30, 2019 and December 31, 2018.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at September 30, 2019 was $83.2 million, $12.0 million and $71.2 million of which was classified as short-term and long-term, respectively, on the accompanying unaudited interim consolidated balance sheet. The outstanding balance of this obligation at September 30, 2018 was $21.3 million, $4.0 million and $17.3 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of September 30, 2019.

The Company has a finance lease associated with its property and equipment in Latham, New York.  Liabilities relating to this lease of $2.4 million has been recorded as a finance obligation in the accompanying unaudited interim condensed consolidated balance sheet as of September 30, 2019.  The fair value of this finance obligation approximated the carrying value as of September 30, 2019.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of September 30, 2019 were as follows (in thousands):

			Other	Total
	Operating	Finance	Leased	Finance
	Leases	Leases	Property	Obligations
Remainder of 2019	$9,009	$2,532	$180	$11,721
2020	35,731	10,128	425	46,284
2021	35,731	9,276	407	45,414
2022	27,920	4,975	390	33,285
2023	25,316	3,177	366	28,859
2024 and thereafter	45,394	16,154	1,548	63,096
Total future minimum lease payments	179,101	46,242	3,316	228,659
Less imputed lease interest	(48,737)	(12,619)	(938)	(62,294)
Sale of future services	—	83,212	—	83,212
Total finance obligations	$130,364	$116,835	$2,378	$249,577

Rental expense for all operating leases was $7.8 million and $3.9 million for the three months ended September 30, 2019 and 2018, respectively.  Rental expense for all operating leases was $19.9 million and $11.0 million for the nine months ended September 30, 2019 and 2018, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $14.8 million and $30.9 million for the three and nine months ended September 30, 2019, respectively and  $6.8 million for both the three and nine months ended September 30, 2018. Right of use assets obtained in exchange for new operating lease liabilities was $38.4 million and $72.9 million for the three and nine months ended September 30, 2019, respectively, and $21.7 million and $23.9 million for the three and nine months ended September 30, 2018.

At September 30, 2019 and 2018, security deposits associated with sale/leaseback transactions were $7.4 million and $5.5 million, respectively, and were included in other assets in the unaudited interim condensed consolidated balance sheet.

Other information related to the operating leases are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Cash payments (in thousands)	$19,222	$10,617
Weighted average remaining lease term (years)	5.25	4.12
Weighted average discount rate	12.1%	12.0%

Finance lease costs include amortization of the right of use assets (i.e. depreciation expense) and interest on lease liabilities (i.e. interest and other expense, net in the unaudited interim condensed consolidated statement of operations). Finance lease costs were as follows (in thousands):

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Amortization of right of use asset	$2,308	$6,776
Interest on finance obligations	3,194	4,781
Total finance lease cost	$5,502	$11,557

Right of use assets obtained in exchange for new finance lease liabilities were $5.8 million and $5.9 million for the three and nine months ended September 30, 2019, respectively, and zero and $0.3 million for the three and nine months ended September 30, 2018.

Other information related to the finance leases are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Cash payments (in thousands)	$57,659	$26,392
Weighted average remaining lease term (years)	3.09	3.56
Weighted average discount rate	11.1%	11.1%

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $75.9 million was required to be restricted as security as of September 30, 2019, which restricted cash  will be released over the lease term.  As of September 30, 2019, the Company also had certain letters of credit backed by security deposits totaling $79.1 million that are security for the above noted sale/leaseback agreements.

The Company also had letters of credit in the aggregate amount of $0.5 million at September 30, 2019 associated with a finance obligation from the sale/leaseback of its building. Cash collateralizing this letter of credit is also considered restricted cash.

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

At September 30, 2019, two customers comprised approximately 74.2% of the total accounts receivable balance. At December 31, 2018, three customers comprised approximately 52.3% of the total accounts receivable balance.

For the nine months ended September 30, 2019, 62.4% of total consolidated revenues were associated primarily with three customers. For the nine months ended September 30, 2018, 66.3% of total consolidated revenues were associated primarily with two customers.  For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer.

Vendor Reimbursement

During the nine months ended September 30, 2019, the Company received $4.5 million from a vendor to help facilitate a field replacement program for certain composite fuel tanks that do not meet the supply contract standard, as determined by the Company and the manufacturer.  The Company is working with its customers to ensure an efficient, minimally disruptive process for the exchange.  Amounts received under this arrangement are being accounted for as a reduction of costs.  Such costs included labor and materials to replace the tanks, the manufacture of temporary replacement units used while tanks are being replaced, and other miscellaneous costs.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2018.  In addition to historical information, this Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that we continue to incur losses and anticipate continuing to incur losses; the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers; the risk of dilution to our stockholders and/or stock price should we need to raise additional capital; the risk that a sale of a significant number of shares of stock could depress the market price of our common stock; the risk that our convertible debt securities, if settled in cash, could have a material effect on our financial results; the risk that our convertible note hedges may affect the value of the convertible senior notes and our common stock; the volatility of the market price of our common stock; the risk that negative publicity related to our business could result in a negative impact on our stock value and profitability; our ability to achieve the forecasted gross margin on the sale of our products; our ability to develop commercially viable products; the risk that a loss of one or more of our major customers, or if one of our major customers delays payment of or is unable to pay their receivables, a material adverse effect could result on our financial condition; the cost and availability of fuel and fueling infrastructures for our products; the risk of delays in or not completing our product development goals; the risk of elimination of government subsidies and economic incentives for alternative energy products; the risk of potential losses related to any product liability claims or contract disputes; competitive factors, such as price competition and competition from other traditional and alternative energy companies; the cost and availability of components and parts for our products; market acceptance of our products and services, including GenDrive, GenSure and GenKey systems; our ability to successfully market, distribute and service our products and services internationally; our ability to reduce product and manufacturing costs; our ability to improve system reliability for our products; the risk that possible new tariffs could have a material adverse effect on our business; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the risk that pending orders may not convert to purchase orders, in whole or in part; the risk that unit orders may not ship, be installed and/or converted to revenue, in whole or in part; the risk of dependency on information technology in our operations and the failure of such technology; the risks related to the use of flammable fuels in our products; our subjectivity to legal proceedings and legal compliance risks; our ability to protect our intellectual property; the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large‑scale commercial basis; the risk of loss related to an inability to maintain an effective system of internal controls; our ability to attract and maintain key personnel; the risks associated with potential future acquisitions; the cost of complying with current and future federal, state and international governmental regulations; our provisions in our charter documents and Delaware law may discourage or delay an acquisition of the Company by a third party that stockholders may consider favorable and other risks and uncertainties discussed under Item IA—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed on March 13, 2019.  Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Form 10-Q.

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

GenKey: GenKey is our “turn-key” solution combining either GenDrive or GenSure power with GenFuel fuel and GenCare aftermarket service, offering complete simplicity to customers transitioning to fuel cell power; and

ProGen:  ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans.

We provide our products worldwide through our direct product sales force, and by leveraging relationships with original equipment manufacturers, and their dealer networks. We manufacture our commercially-viable products in Latham, NY.

To promote fuel cell adoption and maintain post‑sale customer satisfaction, we offer a range of service and support options through extended maintenance contracts. Additionally, customers may waive our service option, and choose to service their systems independently. A high percentage of fuel cells sold in recent years were bundled with maintenance contracts. As a result, only approximately 0.2% of fuel cells deployed are still under standard warranty that is not a part of an extended maintenance contract.

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

In 2017, in separate transactions, the Company issued to each of Amazon and Walmart warrants to purchase shares of the Company’s common stock.  The Company recorded a portion of the estimated fair value of the warrants as a reduction of revenue based upon the projected number of shares of common stock expected to vest under the warrants, the proportion of purchases by Amazon, Walmart and their affiliates within the period relative to the aggregate purchase levels required for vesting of the respective warrants, and the then-current fair value of the warrants.  Beginning in September 2018, the provision for common stock warrants was allocated to our individual revenue line items based on estimated contractual cash flows by revenue stream. Prior period amounts have been reclassified to be consistent with current period presentation. The amount of provision for common stock warrants recorded as a reduction of revenue during the three and nine months ended September 30, 2019 and 2018, respectively, is shown in the table below (in thousands):

	Three months ended		Nine months ended
	2019	2018	2019	2018
Sales of fuel cell systems and related infrastructure	$(1,190)	$(878)	$(2,178)	$(3,525)
Services performed on fuel cell systems and related infrastructure	(476)	(352)	(871)	(1,410)
Power Purchase Agreements	(1,321)	(221)	(3,533)	(529)
Fuel delivered to customers	(1,595)	(675)	(3,662)	(2,468)
Total	$(4,582)	$(2,126)	$(10,244)	$(7,932)

Revenue, cost of revenue, gross profit (loss) and gross margin for the three and nine months ended September 30, 2019 and 2018, were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Net	Cost of	Gross	Gross	Net	Cost of	Gross	Gross
	Revenue	Revenue	Profit/(Loss)	Margin	Revenue	Revenue	Profit/(Loss)	Margin
For the period ended September 30, 2019:
Sales of fuel cell systems and related infrastructure	$38,165	$24,990	$13,175	34.5%	$78,932	$50,440	$28,492	36.1%
Services performed on fuel cell systems and related infrastructure	5,920	6,461	(541)	(9.1)%	17,415	18,802	(1,387)	(8.0)%
Power Purchase Agreements	5,599	10,353	(4,754)	(84.9)%	16,613	28,064	(11,451)	(68.9)%
Fuel delivered to customers	6,557	9,160	(2,603)	(39.7)%	18,942	25,935	(6,993)	(36.9)%
Other	135	150	(15)	(11.0)%	135	150	(15)	(11.0)%
Total	$56,376	$51,114	$5,262	9.3%	$132,037	$123,391	$8,646	6.5%
For the period ended September 30, 2018:
Sales of fuel cell systems and related infrastructure	$36,668	$27,428	$9,240	25.2%	$66,101	$52,927	$13,174	19.9%
Services performed on fuel cell systems and related infrastructure	5,156	5,302	(146)	(2.8)%	16,330	17,139	(809)	(5.0)%
Power Purchase Agreements	5,555	8,767	(3,212)	(57.8)%	16,365	27,055	(10,690)	(65.3)%
Fuel delivered to customers	5,786	7,259	(1,473)	(25.5)%	16,016	19,576	(3,560)	(22.2)%
Total	$53,165	$48,756	$4,409	8.3%	$114,812	$116,697	$(1,885)	(1.6)%

Net Revenue

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2019 increased $1.5 million, or 4.1%, to $38.2 million from $36.7 million for the three months ended September 30, 2018. Included within revenue was provision for common stock warrants of $1.2 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, offset by the increase in the aforementioned provision for common stock warrants. There were 1,513 GenDrive units recognized as revenue during the three months ended September 30, 2019, compared to 1,400 for the three months ended September 30, 2018. The increase in GenDrive revenue was partially offset by the decrease in hydrogen fueling infrastructure installations. Two hydrogen fueling infrastructure installations were recognized as revenue during the three months ended September 30, 2019,  compared to seven during the three months ended September 30, 2018.

Revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2019 increased $12.8 million, or 19.4%, to $78.9 million from $66.1 million for the nine months ended September 30, 2018. Included within revenue was provision for common stock warrants of $2.2 million and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively, positively impacting the change in revenue. The main driver for the increase in revenue was the increase in GenDrive units recognized as revenue. There were 3,604 units recognized as revenue during the nine months ended September 30, 2019, compared to 2,526 for the nine months ended September 30, 2018. The increase in GenDrive revenue was offset by the decrease in hydrogen fueling infrastructure installations. Two hydrogen fueling infrastructure installations were recognized as revenue, during the nine months ended September 30, 2019,  compared to fourteen during the nine months ended September 30, 2018.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts.    At September 30, 2019, there were 11,206 fuel cell units and 43 hydrogen installations under extended maintenance contracts, as compared to 11,237 fuel cell units and 42 hydrogen installations at September 30, 2018.

Revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2019 increased $0.8 million, or 14.8%, to $5.9 million from $5.2 million for the three months ended September 30, 2018. Included within revenue was provision for common stock warrants of $0.5 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively. The average number of units under extended maintenance contracts during the three months ended September 30, 2019 was 11,211, compared to 11,029 during the three months ended September 30, 2018. This 1.7% increase in the average number of units serviced throughout the three months ended September 30, 2019 compared to the three months ended September 30, 2018 is directionally consistent with the increase in revenue during the same period.

Revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2019 increased $1.1 million, or 6.6%, to $17.4 million from $16.3 million for the nine months ended September 30, 2018. Included within revenue was provision for common stock warrants of $0.9 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively, positively impacting the change in revenue. The increase in service revenue was primarily due to a reduction in provision for common stock warrants and increase in the average number of units under extended maintenance contracts. The average number of units under extended maintenance contracts during the nine months ended September 30, 2019 was 11,566, compared to 10,456 during the nine months ended September 30, 2018. This 10.6% increase in average units serviced throughout the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 is directionally consistent with the increase in revenue during the same period.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  At September 30, 2019, there were 35 GenKey sites and 11,236 units associated with PPA arrangements, as compared to 35 GenKey sites and 7,140 units  at September 30, 2018.

Revenue from PPAs for the three months ended September 30, 2019 remained consistent at $5.6 million as compared to the three months ended September 30, 2018. Included within revenue was provision for common stock warrants of $1.3 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. Revenue increased as a result of an increase in the number of units under PPAs, offset by the increase in the aforementioned provision for common stock warrants.

Revenue from PPAs for the nine months ended September 30, 2019 increased $0.2 million, or 1.5%, to $16.6 million from $16.4 million for the nine months ended September 30, 2018. Included within revenue was provision for common stock warrants of $3.5 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in revenue from PPAs for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was attributable to the increase in the number of units under PPA arrangements, partially offset by the increase in provision for common stock warrants.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party. At September 30, 2019, there were 74 sites associated with fuel contracts, as compared to 71 at September 30, 2018.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Revenue associated with fuel delivered to customers for the three months ended September 30, 2019 increased $0.8 million, or 13.3%, to $6.6 million from $5.8 million for the three months ended September 30, 2018. Included within revenue was provision for common stock warrants of $1.6 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively. The increase in revenue was due to an increase in sites taking fuel deliveries in 2019 compared to 2018, as well as increases in fuel prices, partially offset by an increase in common stock warrant provision.

Revenue associated with fuel delivered to customers for the nine months ended September 30, 2019 increased $2.9 million, or 18.3%, to $18.9 million from $16.0 million for the nine months ended September 30, 2018. Included within revenue was provision for common stock warrants of $3.7 million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in revenue was due to an increase in sites taking fuel deliveries in 2019 compared to 2018, as well as increases in fuel prices, partially offset by the aforementioned increase in common stock warrant provision.  The average number of sites receiving fuel deliveries was 73 during the nine months ended September 30, 2019, as compared to 66 during the nine months ended September 30, 2018.

Cost of Revenue

Cost of revenue – sales of fuel cell systems and related infrastructure.  Cost of revenue from sales of fuel cell systems and related infrastructure includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure installations referred to at the site level as hydrogen installations.

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2019 decreased 8.9%, or $2.4 million, to $25.0 million, compared to $27.4 million for the three months ended September 30, 2018.  This decrease was driven by the decrease in hydrogen fueling infrastructure installations recognized as revenue, partially offset by the increase in GenDrive deployment volume. There were 1,513 GenDrive units and two hydrogen infrastructure sites recognized as revenue for the three months ended September 30, 2019 compared to 1,400 GenDrive units and seven hydrogen infrastructure sites recognized as revenue for the three months ended September 30, 2018. Gross margin generated from sales of fuel cell systems and related infrastructure improved to 34.5% for the three months ended September 30, 2019, compared to 25.2% for the three months ended September 30, 2018 primarily due to the mix of GenDrive units recognized as revenue and decrease in the number of hydrogen infrastructure sites deployed,  partially offset by the impact of provision for common stock warrants.  The provision for common stock warrants from sales of fuel cells and related infrastructure for the three months ended September 30, 2019 and 2018 had a 3.0% and 2.3% negative impact on revenue, respectively.

Cost of revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2019 decreased 4.7%, or $2.5 million, to $50.4 million, compared to $52.9 million the nine months ended September 30, 2018. There were 3,604 GenKey units and four hydrogen infrastructure sites recognized as revenue for the nine months ended September 30, 2019 as compared to GenKey 2,526 units and 14 sites for the nine months ended September 30, 2018.    Gross margin generated from sales of fuel cell systems and related infrastructure improved to 36.1% for the nine months ended September 30, 2019, compared to 19.9% for the nine months ended September 30, 2018 primarily due to the mix of GenDrive units recognized as revenue, decrease in the number of hydrogen infrastructure sites deployed as well as the impact of provision for common stock warrants. The provision for common stock warrants from sales of fuel cells and related infrastructure for the nine months ended September 30, 2019 and 2018 had a 2.7% and 5.1% negative impact on revenue, respectively.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts.  At September 30, 2019, there were 11,206 fuel cell units and 43 hydrogen installations under extended maintenance contracts, a change from 11,237 fuel cell units and 42 hydrogen installations at September 30, 2018.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2019 increased 21.9%, or $1.2 million, to $6.5 million, compared to $5.3 million for the three months ended September 30, 2018.  Gross margin declined to (9.1)% for the three months ended September 30, 2019, compared to (2.8)% for the three months ended September 30, 2018 primarily due to program investments targeting performance improvement and variation in maintenance cycles.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2019 increased 9.7%, or $1.7 million, to $18.8 million, compared to $17.1 million for the nine months ended September 30, 2018.  Gross margin declined to (8.0)% for the nine months ended September 30, 2019, compared to (5.0)% for the nine months ended September 30, 2018 primarily due to program investments targeting performance improvement and variation in maintenance cycles.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for leased equipment, depreciation of leased property, and related service costs.  Leased units are associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.  At September 30, 2019, there were 35 GenKey sites and 11,374 units associated with PPAs, as compared to 35 GenKey sites and 8,865 units associated with PPAs at September 30, 2018.

Cost of revenue from PPAs for the three months ended September 30, 2019 increased 18.1%, or $1.6 million,  to $10.4 million from $8.8 million for the three months ended September 30, 2018. The increase was a result of the increase in the depreciation of capitalized leased asset and maintenance costs in the third quarter of 2018. Gross margin declined to (84.9)% for the three months ended September 30, 2019, as compared to (57.8)% for the three months ended September 30, 2018,  as a result of the aforementioned increase in the depreciation of capitalized leased asset costs and maintenance costs in the third quarter of 2019. In addition, the provision for common stock warrants from services performed on fuel cells systems and related infrastructure for the three months ended September 30, 2019 and 2018 had a 19.1% and 3.8% negative impact on revenue, respectively.

Cost of revenue from PPAs for the nine months ended September 30, 2019 increased 3.7%, or $1.0 million,  to $28.1 million from $27.1 million for the nine months ended September 30, 2018. Gross margin declined to (68.9)% for the nine months ended September 30, 2019, as compared to (65.3)% for the nine months ended September 30, 2018 primarily due to the increase in depreciation of capitalized leased assets and by the increase in the level of provision for common stock warrants. The provision for common stock warrants from services performed on fuel cells systems and related infrastructure for the nine months ended September 30, 2019 and 2018 had a 17.5% and 3.1% negative impact on revenue, respectively.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers.  As part of the GenKey solution, the Company contracts with fuel suppliers to purchase liquid hydrogen and separately sells it to its customers when delivered or dispensed.  At September 30, 2019, there were 74 sites associated with fuel contracts, as compared to 71 at September 30, 2018.  The sites generally are the same as those which had purchased hydrogen installations within the GenKey solution.

Cost of revenue from fuel delivered to customers for the three months ended September 30, 2019 increased 26.2%, or $1.9 million, to $9.2 million from $7.3 million for the three months ended September 30, 2018. Gross margin declined to (39.7)% during the three months ended September 30, 2019, compared to (25.5)% during the three months ended September 30, 2018 primarily due to an increase in depreciation on tanks and related fuel equipment due to investments made to improve fuel system efficiency and an increase in provision for common stock warrants. The provision for common stock warrants from fuel delivered to customers for the three months ended September 30, 2019 and 2018 had a 19.6% and 10.4% negative impact on revenue, respectively.

Cost of revenue from fuel delivered to customers for the nine months ended September 30, 2019 increased 32.5%, or $6.4 million, to $25.9 million from $19.6 million for the nine months ended September 30, 2018. Gross margin declined to (36.9)% during the nine months ended September 30, 2019, compared to (22.2)% during the nine months ended September 30, 2018 primarily due to a  change in estimate related to a dispute on fuel billings with a vendor and an increase in depreciation on tanks and related fuel equipment due to investments made to improve fuel system efficiency, as well as an increase in provision for common stock warrants. The provision for common stock warrants from fuel delivered to customers for the nine months ended September 30, 2019 and 2018 had a 16.2% and 13.4% negative impact on revenue, respectively.

Expenses

   Research and development expense. Research and development expense includes materials to build development and prototype units, cash and non-cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities.

Research and development expense for the three months ended September 30, 2019 decreased $0.4 million, or 4.5%, to $8.0 million, from $8.4 million for the three months ended September 30, 2018. The decrease was primarily related to variations in timing of various programs.

Research and development expense for the nine months ended September 30, 2019 decreased $1.1 million, or 4.5%, to $24.3 million, from $25.5 million for the nine months ended September 30, 2018. The decrease was primarily related to a cost reimbursement from a vendor associated with a field replacement program for certain composite fuel tanks that did not meet the supply contract standard determined by the Company and manufacturer, as well as a decrease in programs associated with product reliability to reduce ongoing service costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses include cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2019 increased $1.7 million, or 20.2%, to $10.4 million from $8.7 million for the three months ended September 30, 2018.  This increase was primarily related to an increase in stock-based compensation, as well as increases in cost for the Company’s varied strategic initiatives, such as investor symposium and certain executive recruiting charges during the three months ended September 30, 2019.

Selling, general and administrative expenses for the nine months ended September 30, 2019 increased $4.1 million, or 14.2%, to $33.4 million from $29.2 million for the nine months ended September 30, 2018.  This increase was primarily related to an increase in performance and stock-based compensation during the nine months ended September 30, 2019, and by a  decrease in the legal accrual during the nine months ended September 30, 2018.

Interest and other expense, net. Interest and other expense, net consists of interest and other expenses related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations, as well as foreign currency exchange losses, offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, foreign currency exchange gains and other income. The Company entered into a series of finance leases with Generate Lending LLC during 2018. Approximately $50.0 million of these finance leases were terminated and replaced with long-term debt with Generate Lending LLC in March 2019. Additionally, in September of 2019 and March of 2018, the Company issued convertible senior notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

Net interest and other expense for the three months ended September 30, 2019 increased $2.1 million, or 33.7%, as compared to the three months ended September 30, 2018. This increase was attributed to the increase in finance leases/long-term debt during 2019 and the issuance of convertible senior notes in September 2019 and March of 2018, as mentioned above.

Net interest and other expense for the nine months ended September 30, 2019 increased $9.1 million, or 58.4%, as compared to the nine months ended September 30, 2018. This increase was attributed to the increase in finance leases/long-term debt during 2019 and the issuance of convertible senior notes in September 2019 and March of 2018, as mentioned above.

Common Stock Warrant Liability

Change in fair value of common stock warrant liability. The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the unaudited interim condensed consolidated statement of operations as change in the fair value of common stock warrant liability.

The change in fair value of common stock warrant liability for the three months ended September 30, 2019 resulted in a decrease in the associated warrant liability of $0.4 million as compared to a decrease of $1.7 million for the three months ended September 30, 2018.  These variances were primarily due to changes in the average remaining term of the warrants, the increase in Company’s common stock price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model used to calculate this fair value change.

The change in fair value of common stock warrant liability for the nine months ended September 30, 2019 resulted in no change in the associated warrant as compared to a decrease of $3.3 million for the nine months ended September 30, 2018.  These variances were primarily due to changes in the average remaining term of the warrants, the increase in Company’s common stock  price, and changes in volatility of our common stock, which are significant inputs to the Black-Scholes valuation model used to calculate this fair value.

Income Tax

Income taxes. The Company recognized an income tax benefit for the three and nine months ended September 30, 2018 of $1.7 million and $7.6 million, respectively, as a result of the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized a benefit for current losses as a result of an entry to additional paid-in capital related to the issuance of the $100 million Convertible Senior Notes discussed in Note 8, Convertible Senior Notes. The Company did not record any income tax expense or benefit for the three and nine months ended September 30, 2019. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common stockholders of $73.8 million for the nine months ended September 30, 2019 and $78.2 million, $130.2 million and $57.6 million for the years ended December 31, 2018, 2017, and 2016, respectively,  and had an accumulated deficit of $1.3 billion at September 30, 2019.

During the nine months ended September 30, 2019, net cash used in operating activities was $51.8 million, consisting of a net loss attributable to the Company of $73.7 million and net outflows from fluctuations in working capital and other assets and liabilities of $13.4 million, offset by the impact of non-cash charges/gains of $35.4 million. The changes in working capital were related to an increase in inventory and accounts payable, accrued expenses, and other liabilities offset by a decrease in accounts receivable,  prepaid expenses and other assets and deferred revenue. Cash outflows related to equipment that we sell are included in net cash used in operating activities. As of September 30, 2019, we had cash and cash equivalents of $43.3 million and net working capital of $70.5 million. By comparison, at December 31, 2018, we had cash and cash equivalents of $38.6 million and net working capital of $9.2 million.

Net cash used in investing activities for the nine months ended September 30, 2019 totaled $9.0 million and included purchases of property plant and equipment, purchases of intangible assets, outflows associated with materials, labor, and overhead necessary to construct new leased property and proceeds in connection with sales of leased assets. Cash outflows related to equipment we lease directly to customers are included in net cash used in investing activities. Net cash provided by financing activities for the nine months ended September 30, 2019 totaled $149.1 million and primarily resulted from net proceeds of $39.1 million from the issuance of a $40 million in aggregate principal amount of 7.5% Convertible Senior Note due 2023,  $38.1 million from the sale of our common stock, $100.0 million from a new debt facility, some of which was used to pay approximately $50.3 million of finance obligations and $17.6 million of previously outstanding long-term debt, including accrued interest. In addition, there was a $57.2 million increase in cash flows from new finance obligations, offset in part by redemption of preferred stock of $4.0 million and repayments of long-term debt of $21.2 million.

Public and Private Offerings of Equity and Debt

During the nine months ended September 30, 2019, the Company issued 6.3 million shares of common stock through its At Market Issuance Sales Agreement (ATM) resulting in net proceeds of $14.8 million.

 In September 2019, we issued a $40.0 million in aggregate principal amount of 7.5% convertible senior note due in 2023 ($40 million Convertible Senior Note). The Company’s total obligation, net of interest accretion, due to the holder is $48.0 million. The total net proceeds from this offering, after deducting costs of the issuance were $39.1 million. The Company intends to use the net proceeds from the issuance of the note for general corporate purposes and for the potential redemption of the Company’s outstanding Series E Redeemable Convertible Preferred Stock. See Note 8, Convertible Senior Notes, for more details.

In March 2019, the Company sold 10 million shares of common stock  at a price of $2.35 per share for net proceeds of $23.5 million.

In November 2018, the Company completed a private placement of an aggregate of 35,000 shares of the Company’s Series E Redeemable Convertible Preferred Stock, par value $0.01 per share (Series E Preferred Stock), for net proceeds of approximately $30.9 million. In the third quarter of 2019, the Company redeemed 4,038 shares of Series E Preferred Stock totaling $4.0 million. See Note 10, Redeemable Convertible Preferred Stock, for additional information.

In March 2018, we issued $100.0 million in aggregate principal amount of 5.5% convertible senior notes due in 2023 ($100 million Convertible Senior Notes). The total net proceeds from this offering, after deducting costs of the issuance, were approximately $95.9 million. Approximately $43.5 million of the proceeds were used for the cost of the Capped Call and the Common Stock Forward, both of which are hedges related to the $100 million Convertible Senior Notes. See Note 8, Convertible Senior Notes, for more details.

On April 12, 2017, the Company issued to Tech Opportunities LLC (Tech Opps) warrants to acquire up to 5,250,750 shares of common stock at an exercise price of $2.69 per share.  All of these warrants were exercised on October 15, 2019. See Note 9, Stockholders’ Equity, for additional information.

Operating or Finance Leases

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  In connection with certain operating leases, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s finance obligations. Cash received from customers under the PPAs is used to make payments against our finance obligations. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements at September 30, 2019 was $168.9 million, $162.0 million  of which were secured with restricted cash, security deposits and pledged service escrows.

The Company has a master lease agreement with Wells Fargo Equipment Finance, Inc. (Wells Fargo MLA) to finance the Company’s commercial transactions with Wal-Mart Stores, Inc. (Walmart). The Wells Fargo MLA was entered into in 2017 and amended in 2018.  Pursuant to the Wells Fargo MLA, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites under lease agreements with Walmart. The total remaining lease payments to Wells Fargo were $97.6 million at September 30, 2019. Transactions completed under the Wells Fargo MLA in 2018 and 2019 were accounted for as operating leases and therefore the sales of the fuel cell systems and hydrogen infrastructure were recognized as revenue for the year ended December 31, 2018 and three and nine months ended September 30, 2019. Transactions completed under the Wells Fargo MLA in 2017 were accounted for as finance leases. The difference in lease classification is due to changes in financing terms and their bearing on lease assessment criteria. Also included in the remaining lease payments to Wells Fargo is a sale/leaseback transaction in 2015 that was accounted for as an operating lease.  In connection with the Wells Fargo MLA, the Company has a customer guarantee for a majority of the transactions. The aforementioned Wells Fargo MLA transactions required a letter of credit for the unguaranteed portion totaling  $37.3 million.

Additionally, during the third quarter of 2019, the Company entered into master lease agreements with both Key Equipment Finance (KeyBank) and SunTrust Equipment Finance & Lease Corp. (SunTrust), to finance commercial transactions with Walmart. The transactions with KeyBank and SunTrust required cash collateral for the unguaranteed portions totaling $6.4 million. Similar to the aforementioned Wells Fargo MLA, the Company has a customer guarantee for the majority of the transactions.

During the nine months ended September 30, 2019, the Company entered into additional, similar master lease agreements with Wells Fargo, Crestmark Equipment Finance (Crestmark), First American Bancorp, Inc. (First American) and 36th Street Capital Partners, LLC (36th Street) to finance subscription programs with other customers. The total remaining lease payments to these financial institutions  were $57.3 million at September 30, 2019. These lease payments are secured by cash collateral and letters of credit backed by restricted cash.

Secured Debt

In March 2019, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc., entered into a loan and security agreement, as amended (the Loan Agreement), with Generate Lending, LLC (Generate Capital), providing for a secured term loan facility in the amount of $100.0 million (the Term Loan Facility). The Company borrowed $85.0 million under the Loan Agreement on the date of closing and borrowed an additional $15.0 million in April 2019.  A portion of the initial proceeds of the loan was used to pay in full the Company’s long-term debt with NY Green Bank, a Division of the New York State Energy Research & Development Authority, including accrued interest of $17.6 million (the Green Bank Loan), and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC and repurchase the associated leased equipment. In connection with this transaction, the Company recognized a loss on extinguishment of debt of approximately $0.5 million. This loss was recorded in interest and other expenses, net in the Company’s unaudited interim condensed consolidated statement of operations. Additionally, $1.7 million was paid to an escrow account related to additional fees due in connection with  the Green Bank Loan if the Company does not meet certain New York State employment and fuel cell deployment targets by March 2021. This amount paid to an escrow account was recorded in long-term other assets on the Company’s unaudited interim condensed consolidated balance sheet as of September 30, 2019. On September 30, 2019, the outstanding principal balance under the Term Loan Facility was $96.3 million. The net loan proceeds of $32.1 million are being used to fund working capital for ongoing deployments and other general corporate purposes of the Company.

Advances under the Term Loan Facility bear interest at 12.0% per annum. The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. The term of the loan is three years, with a maturity date of December 13, 2022. Principal payments will be funded in part by releases of restricted cash, as described in Note 15, Commitments and Contingencies.

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

The Term Loan Facility requires the principal balance at the end of each of the following years may not exceed the following (in thousands):

December 31, 2019	$94,638
December 31, 2020	73,034
December 31, 2021	51,106
December 31, 2022	—

We have historically funded our operations primarily through public and private offerings of equity and debt, as well as short-term borrowings, long-term debt and project financings.  The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity and debt offerings, including the at-the-market offering, will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

Several key indicators of liquidity are summarized in the following table (in thousands):

	Nine months	Year
	ended or at	ended or at
	September 30, 2019	December 31, 2018
Cash and cash equivalents at end of period	$43,275	$38,602
Restricted cash at end of period	155,042	71,551
Working capital at end of period	70,452	9,245
Net loss attributable to common shareholders	73,767	78,167
Net cash used in operating activities	51,801	57,617
Net cash used in investing activities	8,971	19,572
Net cash provided by financing activities	149,055	119,344

$40 Million Convertible Senior Note

In September 2019, the Company issued a $40.0 million in aggregate principal amount of 7.5%  Convertible Senior Note due on January 5, 2023 in exchange for net proceeds of $39.1 million, in a private placement to an accredited investor pursuant to Rule 144A under the Securities Act of 1933, as amended (the Securities Act).  There are no required principal payments prior to maturity of the note. Upon maturity of the note, the Company is required to repay 120% of $40.0 million, or $48.0 million. The note bears interest at 7.5% per annum, payable quarterly in arrears on January 5, April 5, July 5 and October 5 of each year beginning on October 5, 2019 and will mature on January 5, 2023 unless earlier converted or repurchased in accordance with its terms. The note is unsecured and does not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

The note has an initial conversion rate of 387.5969, which is subject to adjustment in certain events. The initial conversion rate is equivalent to an initial conversion price of approximately $2.58 per share of common stock.  The holder of the note may convert at its option at any time until the close of business on the second scheduled trading day immediately prior to the maturity date for shares of the Company’s common stock, subject to certain limitations. In addition, the note will be automatically converted if (1) the daily volume-weighted average price per share of common stock exceeds 175% of the conversion price (as described above) on each of the 20 consecutive VWAP trading days (as defined in the note) beginning after the issue date of the note and (2) certain equity conditions (as defined in the note) are satisfied. Only if both criteria are met is the note automatically converted. Upon either the voluntary or automatic conversion of the note, the Company will deliver shares of common stock based on (1) the then-effective conversion rate and (2) the original principal amount of $40 million and not the maturity principal amount of $48 million. The note does not allow cash settlement (entirely or partially) upon conversion. As such, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted earnings per share.

The Company concluded the conversion features did not require bifurcation. Specifically, while the Company determined that (i) the conversion features were not clearly and closely related to the host contracts, (ii) the note (i.e., hybrid instrument) is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (iii) the conversion features, if freestanding, would meet the definition of a derivative, the Company concluded such conversion features meet the equity scope exception, and therefore, the conversion features are not required to be bifurcated from the note.

If the Company undergoes a fundamental change prior to the maturity date, subject to certain limitations, the holder may require the Company to repurchase for cash all or a portion of the note at a cash repurchase price equal to any accrued and unpaid interest on the note (or portion thereof), plus the greater of (1) 115% of the maturity principal amount of $48 million (or portion thereof) and (2) 110% of the product of (i) the conversion rate in effect as of the trading day immediately preceding the date of such fundamental change; (ii) the principal amount of the $40 million note to be repurchased divided by $1,000; and (iii) the average of the daily volume-weighted average price per share of the Company’s common stock over the five consecutive VWAP trading days immediately before the effective date of such fundamental change.

In addition, with the consent of the holder of the  note, subject to certain limitations, the Company may redeem all or any portion of the note, at the Company’s option, at a cash redemption price equal to any accrued and unpaid interest on the note (or portion thereof), plus the greater of (1) 105% of the maturity principal amount of $48 million (or portion thereof); and (2) 115% of the product of (i) the conversion rate in effect as of the trading day immediately preceding the related redemption date; (ii) the principal amount of the $40 million note to be redeemed divided by $1,000; and (iii) the arithmetic average of the daily volume-weighted average price per share of common stock over the five consecutive VWAP trading days immediately before the related redemption date.

While the Company concluded the fundamental change redemption option represents an embedded derivative, the Company concluded the value of the embedded derivative to be immaterial given the likelihood of the occurrence of a fundamental change was deemed to be remote. As related to the call option, the Company concluded the call option was clearly and closely related to the host contract, and therefore, did not meet the definition of an embedded derivative.

The Company concluded the total debt discount at issuance of the note equaled approximately $8.0 million. This debt discount was comprised of (1) the discount of $8.0 million attributed to the fact that upon maturity, the Company is required to repay 120% of $40.0 million, or $48.0 million and (2) debt issuance costs of $0.9 million. The debt discount was recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheet) and is being amortized to interest expense over the term of the note using the effective interest rate method.

The note consisted of the following at September 30, 2019 (in thousands):

Principal amounts:
Principal at maturity	$48,000
Unamortized debt discount	(8,000)
Unamortized debt issuance costs	(948)
Net carrying amount	$39,052

As of September 30, 2019, the remaining life of the note was approximately 40 months.

$100 Million Convertible Senior Notes

In March 2018, the Company issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due on March 15, 2023 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.  There are no required principal payments prior to maturity of the notes.

The total net proceeds from the  notes were as follows:

Amount
(in thousands)
Principal amount	$100,000
Less initial purchasers' discount	(3,250)
Less cost of related capped call and common stock forward	(43,500)
Less other issuance costs	(894)
Net proceeds	$52,356

The notes bear interest at 5.5%, payable semi-annually in cash on March 15 and September 15 of each year.  The notes will mature on March 15, 2023, unless earlier converted or repurchased in accordance with their terms. The notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

Each $1,000 principal amount of the notes will initially be convertible into 436.3002 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $2.29 per share, subject to adjustment upon the occurrence of specified events.  Holders of these notes may convert their notes at their option at any time prior to the close of the last business day immediately preceding September 15, 2022, only under the following circumstances:

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

2)

during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the notes on each such trading day;

3)	if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

4)

upon the occurrence of certain specified corporate events, such as a beneficial owner acquiring more than 50% of the total voting power of the Company’s common stock, recapitalization of the Company, dissolution or liquidation of the Company, or the Company’s common stock ceases to be listed on an active market exchange.

On or after September 15, 2022, holders may convert all or any portion of their notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.

Upon conversion of the  notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. While the Company plans to settle the principal amount of the notes in cash subject to available funding at time of settlement, we currently use the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, subject to meeting the criteria for using the treasury stock method in future periods.

The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest. Holders who convert their notes in connection with certain corporate events that constitute a “make-whole fundamental change” per the indenture governing the notes or in connection with a redemption will be, under certain circumstances, entitled to an increase in the conversion rate. In addition, if the Company undergoes a fundamental change prior to the maturity date, holders may require the Company to repurchase for cash all or a portion of its notes at a repurchase price equal to 100% of the principal amount of the repurchased notes, plus accrued and unpaid interest.

The Company may not redeem the notes prior to March 20, 2021.  The Company may redeem for cash all or any portion of the notes, at the Company’s option, on or after March 20, 2021 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the three trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the  notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In accounting for the issuance of the notes, the Company separated the notes into liability and equity components. The initial carrying amount of the liability component of approximately $58.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $37.7 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the notes. The difference between the principal amount of the notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the notes.  The effective interest rate is approximately 16.0%. The equity component of the notes is included in additional paid-in capital in the unaudited  interim condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the notes of approximately $4.1 million, consisting of initial purchasers' discount of approximately $3.3 million and other issuance costs of $0.9 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the notes. Transaction costs attributable to the liability component were approximately $2.4 million, were recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheet) and are being amortized to interest expense over the term of the notes. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in stockholders’ equity.

The notes consisted of the following at September 30, 2019 (in thousands):

Principal amounts:
Principal	$100,000
Unamortized debt discount (1)	(29,605)
Unamortized debt issuance costs (1)	(1,687)
Net carrying amount	$68,708
Carrying amount of the equity component (2)	$37,702
1)

Included in the unaudited interim condensed consolidated balance sheet within the $100 million Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

2)

Included in the unaudited interim condensed consolidated balance sheet within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit of $9.2 million.

As of September 30, 2019, the remaining life of the notes was approximately 42 months.

Based on the closing price of the Company’s common stock of  $2.63 on September 30, 2019, the if-converted value of the notes was greater than the principal amount.  At September 30, 2019, the carrying value of the notes, excluding unamortized debt issue costs, approximated the fair value.

Capped Call

In conjunction with the issuance of the $100 million Convertible Senior Notes, the Company entered into capped call options (Capped Call) on the Company’s common stock with certain counterparties at a price of $16.0 million. The net cost incurred in connection with the Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim condensed consolidated balance sheet.

The Capped Call is generally expected to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the $100 million Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the Capped Call transactions will initially be $3.82 per share, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $1.91 per share on the date of the transaction, and is subject to certain adjustments under the terms of the Capped Call. The Capped Call becomes exercisable if the conversion option is exercised.

By entering into the Capped Call, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the $100 million Convertible Senior Notes.

Common Stock Forward

In connection with the sale of the $100 million Convertible Senior Notes, the Company also entered into a forward stock purchase transaction (Common Stock Forward), pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

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

At Market Issuance Sales Agreement

On April 3, 2017, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with FBR Capital Markets & Co. (now B. Riley FBR, Inc.), as sales agent (FBR), pursuant to which the Company may offer and sell, from time to time through FBR, shares of common stock par value $0.01 per share having an aggregate offering price of up to $75.0 million.  Under the Sales Agreement, in no event shall the Company issue or sell through FBR such a number of shares that exceeds the number of shares or dollar amount of common stock registered. During the nine months ended September 30, 2019, the Company raised gross proceeds of $15.3 million. As of October 29, 2019, the Company had raised a total of $46.8 million during the term of the Sales Agreement.

Lessor Obligations

As of September 30, 2019, the Company had noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next one to seven years. Leases contain termination clauses with associated penalties the amount of which cause the likelihood of cancellation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2019 were as follows (in thousands):

Remainder of 2019	$7,685
2020	30,135
2021	29,169
2022	21,272
2023	17,208
2024 and thereafter	34,759
Total future minimum lease payments	$140,228

Lessee Obligations

As of September 30, 2019, the Company has operating and finance leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, Nature of Operations) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating and finance leases are recognized on a straight‑line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as finance leases and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at September 30, 2019 and December 31, 2018 was $33.6 million and $81.9 million, respectively. The fair value of the finance obligation approximated the carrying value as of both September 30, 2019 and December 31, 2018.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at September 30, 2019 was $83.2 million, $12.0 million and $71.2 million of which was classified as short-term and long-term, respectively, on the accompanying unaudited interim consolidated balance sheet. The outstanding balance of this obligation at September 30, 2018 was $21.3 million, $4.0 million and $17.3 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of September 30, 2019.

The Company has a finance lease associated with its property and equipment in Latham, New York.  Liabilities relating to this lease of $2.4 million has been recorded as a finance obligation in the accompanying unaudited interim condensed consolidated balance sheet as of September 30, 2019.  The fair value of this finance obligation approximated the carrying value as of September 30, 2019.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of September 30, 2019 were as follows (in thousands):

			Other	Total
	Operating	Finance	Leased	Finance
	Leases	Leases	Property	Obligations
Remainder of 2019	$9,009	$2,532	$180	$11,721
2020	35,731	10,128	425	46,284
2021	35,731	9,276	407	45,414
2022	27,920	4,975	390	33,285
2023	25,316	3,177	366	28,859
2024 and thereafter	45,394	16,154	1,548	63,096
Total future minimum lease payments	179,101	46,242	3,316	228,659
Less imputed lease interest	(48,737)	(12,619)	(938)	(62,294)
Sale of future services	—	83,212	—	83,212
Total finance obligations	$130,364	$116,835	$2,378	$249,577

Rental expense for all operating leases was $7.8 million and $3.9 million for the three months ended September 30, 2019 and 2018, respectively.  Rental expense for all operating leases was $19.9 million and $11.0 million for the nine months ended September 30, 2019 and 2018, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $14.8 million and $30.9 million for the three and nine months ended September 30, 2019, respectively and $6.8 million for both the three and nine months ended September 30, 2018. Right of use assets obtained in exchange for new operating lease liabilities was $38.4 million and $72.9 million for the three and nine months ended September 30, 2019, respectively, and $21.7 million and $23.9 million for the three and nine months ended September 30, 2018.

At September 30, 2019 and 2018, security deposits associated with sale/leaseback transactions were $7.4 million and $5.5 million, respectively, and were included in other assets in the unaudited interim condensed consolidated balance sheet.

Other information related to the operating leases are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Cash payments (in thousands)	$19,222	$10,617
Weighted average remaining lease term (years)	5.25	4.12
Weighted average discount rate	12.1%	12.0%

Finance lease costs include amortization of the right of use assets (i.e. depreciation expense) and interest on lease liabilities (i.e. interest and other expense, net in the unaudited interim condensed consolidated statement of operations). Finance lease costs were as follows (in thousands):

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Amortization of right of use asset	$2,308	$6,776
Interest on finance obligations	3,194	4,781
Total finance lease cost	$5,502	$11,557

Right of use assets obtained in exchange for new finance lease liabilities were $5.8 million and $5.9 million for the three and nine months ended September 30, 2019, respectively, and zero and $0.3 million for the three and nine months ended September 30, 2018.

Other information related to the finance leases are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Cash payments (in thousands)	$57,659	$26,392
Weighted average remaining lease term (years)	3.09	3.56
Weighted average discount rate	11.1%	11.1%

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $75.9 million was required to be restricted as security as of September 30, 2019, which restricted cash will be released over the lease term.  As of September 30, 2019, the Company also had certain letters of credit backed by security deposits totaling $79.1 million that are security for the above noted sale/leaseback agreements.

The Company also had letters of credit in the aggregate amount of $0.5 million at September 30, 2019 associated with a finance obligation from the sale/leaseback of its building. Cash collateralizing this letter of credit is also considered restricted cash.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition for multiple element arrangements, bad debts, inventories, intangible assets, valuation of long-lived assets, accrual for loss contracts on service, operating and finance leases, product warranty reserves, unbilled revenue, common stock warrants, income taxes, stock-based compensation, contingencies, and purchase accounting. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In May 2019, Accounting Standards Update (ASU) 2019-05, Financial Instruments – Credit Losses, was issued to provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. Adoption of this update is optional and within scope of Topic 326, Financial Instruments – Credit Losses, effective for fiscal years beginning after December 15, 2019. The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

In April 2019, Accounting Standards Update (ASU) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, was issued to make improvements to updates 2016-01, Financial Instruments – Overall (Subtopic 825-10), 2016-13, Financial Instruments – Credit Losses (Topic 326) and 2017-12, Derivatives and Hedging (Topic 815). This update is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

In November 2018, Accounting Standards Update (ASU) 2018-18, Collaborative Arrangements (Topic 808), was issued to clarify the interaction between ASC Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. Adoption of this update is effective for all reporting periods beginning after December 15, 2019. The Company has evaluated the update and has concluded that the adoption of this update will not have a material impact on the consolidated financial statements.

In August 2018, Accounting Standards Update (ASU) 2018-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), was issued to help entities evaluate the accounting for fees paid by a customer in cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in this update are effective for public companies beginning after December 15, 2019. Early adoption of the amendments in this update are permitted. The Company has evaluated the update and has concluded that the adoption of this update will not have a material impact on the consolidated financial statements.

In January 2017, Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350), was issued to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This accounting update is effective for fiscal years beginning after December 15, 2019.  The Company has evaluated the update and has concluded that the adoption of this update will not have a material impact on the consolidated financial statements.

In August 2016, Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230)s: Classification of Certain Cash Receipts and Cash Payments, was issued to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This accounting update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period.  The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

In June 2016, Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued. ASU 2016-13 significantly changes how entities account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. The ASU requires a number of changes to the assessment of credit losses, including the utilization of an expected credit loss model, which requires consideration of a broader range of information to estimate expected credit losses over the entire lifetime of the asset, including losses where probability is considered remote. Additionally, the standard requires the estimation of lifetime expected losses for trade receivables and contract assets that are classified as current. This update is effective beginning after January 1, 2020. The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

From time to time, we may invest our cash in government, government backed and interest-bearing investment-grade securities that we generally hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the Capped Call and Common Stock Forward purchased in March 2018 related to the issuance of $100 million Convertible Senior Notes. We are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Our exposure to changes in foreign currency rates is primarily related to sourcing inventory from foreign locations and operations of HyPulsion,  S.A.S., our French subsidiary that develops and sells hydrogen fuel cell systems for the European material handling market. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location. The Company reviews the level of foreign content as part of its ongoing evaluation of overall sourcing strategies and considers the exposure to be not significant.  Our HyPulsion exposure presently is mitigated by low levels of operations and its sourcing is primarily intercompany in nature and denominated in U.S. dollars.

Item 4 — Controls and Procedures

(a)  Disclosure controls and procedures.

The chief executive officer and chief financial officer, based on their evaluation of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed in the reports that it files or submits under the Exchange Act  is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in filed or submitted reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 — Legal Proceedings

On August 28, 2018, a lawsuit was filed on behalf of multiple individuals against the Company and five corporate co-defendants in the 9th Judicial District Court, Rapides Parish, Louisiana. The lawsuit relates to the previously disclosed May 2018 accident involving a forklift powered by the Company’s fuel cell at a Procter & Gamble facility in Louisiana. The lawsuit alleges claims against the Company and the co-defendants for claims under the Louisiana Product Liability Act (“LPLA”), including defect in construction and/or composition, design defect, inadequate warning, breach of express warranty and negligence for wrongful death and personal injuries, among other damages. Procter & Gamble has intervened in that suit to recover worker’s compensation benefits paid to or for the employees/dependents. Procter & Gamble has also filed suit for property damage, business interruption, loss of revenue, expenses, and other damages. Procter & Gamble alleges theories under the LPLA, breach of warranty and quasi-contractual claims under Louisiana law. Defendants include the Company and several of the same defendants from the August 2018 lawsuit. The Company intends to vigorously defend both cases. Given the early stage of these matters, the Company is unable to determine the likelihood of an adverse outcome.  While the amount of damages sought in the lawsuits is yet unspecified,  the Company does not expect the lawsuits to have a material impact on the Company’s financial position, liquidity or results of operations, or to otherwise have a material adverse effect on the Company.

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

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

10.1

Note Purchase Agreement, by and between the Company and HT Investments MA LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on September 9, 2019 and incorporated by reference herein).

10.2	$40,000,000 Senior Convertible Note due 2023 (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on September 9, 2019 and incorporated by reference herein).

10.3

Third Amendment to Loan and Security Agreement, dated as of September 6, 2019, by and among Plug Power Inc., Emergent Power Inc., Emerging Power Inc., and Generate Lending, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on September 9, 2019 and incorporated by reference herein),

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

*Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Interim Condensed consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (ii) Interim Condensed consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018; (iii) Interim Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018; (iv) Interim Condensed consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2019; (v) Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018; and (vi) related notes, tagged as blocks of text.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 8, 2019	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)