Form 10-Q
period 2020-03-31
PLUG POWER INC
filed 2020-05-08
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value of $0.01 per share, outstanding as of May 08, 2020 was  324,283,734.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$74,340	$139,496
Restricted cash	56,804	54,813
Accounts receivable	24,437	25,448
Inventory	92,972	72,391
Prepaid expenses and other current assets	28,500	21,192
Total current assets	277,053	313,340

Restricted cash	176,070	175,191
Property, plant, and equipment, net of accumulated depreciation of $18,292 and $17,417, respectively	16,591	14,959
Leased property, net	252,802	244,740
Goodwill	8,673	8,842
Intangible assets, net	5,296	5,539
Other assets	12,059	8,573
Total assets	$748,544	$771,184

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,503	$40,376
Accrued expenses	14,273	14,213
Deferred revenue	11,557	11,691
Finance obligations	52,047	49,507
Current portion of long-term debt	27,819	26,461
Other current liabilities	10,423	8,543
Total current liabilities	151,622	150,791
Deferred revenue	22,912	23,369
Finance obligations	272,171	265,228
Convertible senior notes, net	112,878	110,246
Long-term debt	79,119	85,708
Other liabilities	13	13
Total liabilities	638,715	635,355

Redeemable preferred stock:
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: 2,620 at March 31, 2020 and 2019	709	709
Series E redeemable convertible preferred stock, $0.01 par value per share; Shares authorized: 35,000 at both March 31, 2020 and December 31, 2019; Issued and outstanding: zero at March 31, 2020 and 500 at December 31, 2019	—	441
Stockholders’ equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued (including shares in treasury): 322,220,469 at March 31, 2020 and 318,637,560 at December 31, 2019	3,222	3,186
Additional paid-in capital	1,519,257	1,507,116
Accumulated other comprehensive income	1,164	1,400
Accumulated deficit	(1,383,299)	(1,345,807)
Less common stock in treasury: 15,261,007 at March 31, 2020 and 15,259,045 at December 31, 2019	(31,224)	(31,216)
Total stockholders’ equity	109,120	134,679
Total liabilities, redeemable preferred stock, and stockholders’ equity	$748,544	$771,184

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net revenue:
Sales of fuel cell systems and related infrastructure	$20,387	$2,544
Services performed on fuel cell systems and related infrastructure	6,521	6,343
Power Purchase Agreements	6,496	6,110
Fuel delivered to customers	7,333	6,582
Other	76	—
Net revenue	40,813	21,579
Cost of revenue:
Sales of fuel cell systems and related infrastructure	13,744	2,321
Services performed on fuel cell systems and related infrastructure	8,181	6,123
Power Purchase Agreements	14,243	8,998
Fuel delivered to customers	9,035	7,921
Other	81	—
Total cost of revenue	45,284	25,363

Gross loss	(4,471)	(3,784)

Operating expenses:
Research and development	10,412	7,373
Selling, general and administrative	11,013	9,324
Total operating expenses	21,425	16,697

Operating loss	(25,896)	(20,481)

Interest and other expense, net	(11,583)	(8,345)
Change in fair value of common stock warrant liability	—	(2,126)

Loss before income taxes	$(37,479)	$(30,952)

Income tax benefit	—	—

Net loss attributable to the Company	$(37,479)	$(30,952)

Preferred stock dividends declared and accretion of discount	(13)	(52)
Net loss attributable to common stockholders	$(37,492)	$(31,004)
Net loss per share:
Basic and diluted	$(0.12)	$(0.14)
Weighted average number of common stock outstanding	305,192,201	220,605,068

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2020	2019

Net loss attributable to the Company	$(37,479)	$(30,952)
Other comprehensive loss - foreign currency translation adjustment	(236)	(210)
Comprehensive loss	$(37,715)	$(31,162)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	(Deficit) Equity
December 31, 2019	318,637,560	$3,186	$1,507,116	$1,400	15,259,045	$(31,216)	$(1,345,807)	$134,679
Net loss attributable to the Company	—	—	—	—	—	—	(37,479)	(37,479)
Other comprehensive loss	—	—	—	(236)	—	—	—	(236)
Stock-based compensation	156,416	2	3,051	—	1,962	(8)	—	3,045
Stock dividend	3,857	—	13	—	—	—	(13)	—
Stock option exercises	3,206,185	32	6,072	—	—	—	—	6,104
Provision for common stock warrants	—	—	2,566	—	—	—	—	2,566
Accretion of discount, preferred stock	—	—	(28)	—	—	—	—	(28)
Conversion of preferred stock	216,451	2	467	—	—	—	—	469
March 31, 2020	322,220,469	$3,222	$1,519,257	$1,164	15,261,007	$(31,224)	$(1,383,299)	$109,120

December 31, 2018	234,160,661	$2,342	$1,289,714	$1,584	15,002,663	$(30,637)	$(1,260,290)	$2,713
Net loss attributable to the Company	—	—	—	—	—	—	(30,952)	(30,952)
Other comprehensive loss	—	—	—	(210)	—	—	—	(210)
Stock-based compensation	324,073	3	2,494	—	—	—	—	2,497
Stock dividend	5,034	—	13	—	—	—	(13)	—
Issuance of common stock, net	10,000,000	100	23,398	—	—	—	—	23,498
Stock option exercises	47,467	—	81	—	—	—	—	81
Provision for common stock warrants	—	—	1,193	—	—	—	—	1,193
March 31, 2019	244,537,235	$2,445	$1,316,893	$1,374	15,002,663	$(30,637)	$(1,291,255)	$(1,180)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Operating Activities
Net loss attributable to the Company	$(37,479)	$(30,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	2,850	2,776
Amortization of intangible assets	175	175
Stock-based compensation	3,045	2,497
Provision for bad debts and other assets	—	307
Amortization of debt issuance costs and discount on convertible senior notes	2,716	2,469
Provision for common stock warrants	2,566	1,193
Change in fair value of common stock warrant liability	—	2,126
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	1,011	4,978
Inventory	(20,581)	(17,564)
Prepaid expenses, and other assets	(10,794)	1,018
Accounts payable, accrued expenses, and other liabilities	(2,933)	(2,781)
Deferred revenue	(591)	(2,505)
Net cash used in operating activities	(60,015)	(36,263)
Investing Activities
Purchases of property, plant and equipment	(2,507)	(1,468)
Purchases for construction of leased property	(3,848)	(806)
Net cash used in investing activities	(6,355)	(2,274)
Financing Activities
Proceeds from issuance of preferred stock, net of transaction costs	—	(3)
Proceeds from public offerings, net of transaction costs	—	23,498
Proceeds from exercise of stock options	6,104	81
Principal payments on long-term debt	(5,315)	(17,153)
Proceeds from long-term debt	—	84,761
Repayments of finance obligations	(5,730)	(53,534)
Increase in finance obligations	9,024	—
Net cash provided by financing activities	4,083	37,650
Effect of exchange rate changes on cash	1	(35)
Decrease in cash, cash equivalents and restricted cash	(62,286)	(922)
Cash, cash equivalents, and restricted cash beginning of period	369,500	110,153
Cash, cash equivalents, and restricted cash end of period	$307,214	$109,231

Supplemental disclosure of cash flow information
Cash paid for interest	$5,155	$4,858

Summary of non-cash investing and financing activity
Recognition of right of use asset	$6,189	$—
Conversion of preferred stock to common stock	441	—

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

Unless the context indicates otherwise, the terms “Company,” “Plug Power,” “we,” “our” or “us” as used herein refers to Plug Power Inc. and its subsidiaries.

1.  Nature of Operations

Description of Business

As a leading provider of comprehensive hydrogen fuel cell turnkey solutions, Plug Power Inc., or the Company, is seeking to build a green hydrogen economy.  The Company is focused on hydrogen and fuel cell systems that are used to power electric motors primarily in the electric mobility and stationary power markets, given the ongoing paradigm shift in the power, energy, and transportation industries to address climate change, energy security, and meet sustainability goals.  Plug Power created the first commercially viable market for hydrogen fuel cell, or the HFC technology.  As a result, the Company has deployed approximately 32,000 fuel cell systems, and has become the largest buyer of liquid hydrogen, having built and operated a hydrogen network across North America.

We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from multiple sources. The majority of liquid hydrogen in the US is produced using the steam methane reforming process and utilizing by-product hydrogen from chlor alkali production. By-product hydrogen from a chlor alkali plant is considered to be low carbon hydrogen and in some cases, considered green hydrogen, depending on the source of electricity and geographic location. We source a significant amount of liquid hydrogen based on the chlor alkali process today. In addition, we are looking to increase the mix of our hydrogen usage to be green and zero carbon produced using renewables and electrolyzer with a goal to have over 50% of hydrogen used to be green by 2024. The Company develops complete hydrogen generation, delivery, storage and refueling solutions for customer locations. Currently, the Company obtains the majority of its hydrogen by purchasing it from fuel suppliers for resale to customers.

We provide and continue to develop commercially-viable hydrogen and fuel cell solutions .  for industrial mobility applications (including electric forklifts and electric industrial vehicles) at multi‑shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products have proven valuable with telecommunications, transportation and utility customers as robust, reliable and sustainable power solutions.

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

We provide our products worldwide through our direct product sales force, and by leveraging relationships with original equipment manufacturers and their dealer networks. We manufacture our commercially-viable products in Latham, NY and Spokane, WA.

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

We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $37.5 million and $31.0 million for the three months ended March 31, 2020, and 2019, respectively, and had an accumulated deficit of $1.4 billion at March 31, 2020.

We have historically funded our operations primarily through public and private offerings of equity and debt, as well as short-term borrowings, long-term debt and project financings. The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity and debt offerings, including our at-the-market offering, will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

During the three months ended March 31, 2020, net cash used in operating activities was $60.0 million, consisting primarily of a net loss attributable to the Company of $37.5 million, and net outflows from fluctuations in working capital and other assets and liabilities of $33.9 million, offset by the impact of noncash charges of $11.4 million. The changes in working capital primarily were related to decreases in accounts receivable and accounts payable, accrued expenses, and other liabilities offset by increases in deferred revenue, inventory, prepaid expenses and, other current assets. As of March 31, 2020, we had cash and cash equivalents of $74.3 million and net working capital of $125.4 million. By comparison, at December 31, 2019, we had cash and cash equivalents of $139.5 million and net working capital of $162.5 million.

Net cash used in investing activities for the three months ended March 31, 2020, totaled $5.1 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we lease directly to customers are included in net cash used in investing activities. Net cash provided by financing activities for the three months ended March 31, 2020 totaled $4.1 million and primarily resulted from proceeds from the exercise of stock options of $6.1 million, increase in finance obligations of $9.0 million, offset by repayments of long-term debt of $5.3 million and finance obligations of $5.7 million.

Public and Private Offerings of Equity and Debt

Common Stock Issuance

On April 13, 2020, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley FBR, Inc., as sales agent, or FBR, pursuant to which the Company may offer and sell, from time to time through FBR, shares of Company common stock having an aggregate offering price of up to $75.0 million.  As of the date of this filing, the Company did not issue any shares of common stock pursuant to the Sales Agreement.

In December 2019, the Company issued and sold in a registered public offering an aggregate of 46 million shares of its common stock at a purchase price of $2.75 per share for net proceeds of approximately $120.4 million.

In March 2019, the Company issued and sold in a registered direct offering an aggregate of 10 million shares of its common stock at a purchase price of $2.35 per share for net proceeds of approximately $23.5 million.

Preferred Stock Issuance

In November 2018, the Company completed a private placement of an aggregate of 35,000 shares of the Company’s Series E Redeemable Convertible Preferred Stock, par value $0.01 per share, or the Series E Preferred Stock, for net proceeds of approximately $30.9 million. In the third quarter of 2019, the Company redeemed 4,038 shares of Series E Preferred Stock totaling $4.0 million. In the fourth quarter of 2019, the Company converted 30,962 shares of Series E Preferred Stock into 13.8 million shares of its common stock. In January 2020, the Company converted the remainder of the 500 shares of Series E Preferred Stock into 216,000 shares of its common stock. See Note 10, Redeemable Convertible Preferred Stock, for additional information.

Convertible Senior Notes

In September 2019, the Company issued a $40.0 million in aggregate principal amount of 7.5% convertible senior note due in 2023, which we refer to herein as the $40 million Convertible Senior Note. The Company’s total obligation, net of interest accretion, due to the holder is $48.0 million. The total net proceeds from this offering, after deducting costs of the issuance were $39.1 million. As of March 31, 2020, the outstanding balance of the note, net of related discount and issuance costs, was $40.4 million. See Note 8, Convertible Senior Notes, for more details.

In March 2018, the Company issued $100.0 million in aggregate principal amount of 5.5% convertible senior notes due in 2023, which we refer to herein as the $100 million Convertible Senior Notes. The total net proceeds from this offering, after deducting costs of the issuance, were approximately $95.9 million. Approximately $43.5 million of the proceeds were used for the cost of the Capped Call and the Common Stock Forward (as defined below), both of which are hedges related to the $100 million Convertible Senior Notes. As of March 31, 2020, the outstanding balance of the notes, net of related accretion and issuance costs, was $72.6 million. See Note 8, Convertible Senior Notes, for more details.

Operating and Finance Leases

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  Transactions completed under the sale/leaseback transactions are generally accounted for as operating leases and therefore the sales of the fuel cell systems and hydrogen infrastructure are recognized as revenue.  In connection with certain sale/leaseback transactions, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s finance obligations. Cash received from customers under the PPAs is used to make payments against the Company’s finance obligations. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements at March 31, 2020 was $268.1 million, $234.6 million of which were secured with restricted cash, security deposits backing letters of credit, and pledged service escrows.

The Company has varied master lease agreements with Wells Fargo Equipment Finance, Inc., or Wells Fargo, to finance the Company’s commercial transactions with various customers. The Wells Fargo lease agreements were entered into during 2017, 2018, and 2019. No sale/leaseback transactions were entered with Wells Fargo during the three months ended March 31, 2020.  Pursuant to the lease agreements, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites.  The Company has a customer guarantee for a large portion of the transactions entered into in connection with such lease agreements. The Wells Fargo lease agreements required letters of credit for the unguaranteed portion totaling $55.5 million as of March 31, 2020. The total remaining lease liabilities owed to Wells Fargo were $108.0 million at March 31, 2020.

Over recent years, including in 2019, the Company has entered into master lease agreements with multiple institutions such as Key Equipment Finance (KeyBank), SunTrust Equipment Finance & Lease Corp. (now known as Truist), and First American Bancorp, Inc. (First American). In the first quarter of 2020, the Company entered into  additional lease agreements with KeyBank and First American. Similar to the Wells Fargo lease agreements, the primary purpose of these agreements is to finance commercial transactions with varied customers. Most of the transactions with these financial institutions required cash collateral for the unguaranteed portions totaling $179.1 million as of March 31, 2020. Similar to the Wells Fargo lease agreements, in many cases the Company has a customer guarantee for a large portion of the transactions. The total remaining lease liabilities owed to these financial institutions were $160.1 million at March 31, 2020.

Long-Term Debt

In March 2019, the Company entered into a loan and security agreement (Loan Agreement) with Generate Lending, LLC (Generate Capital) pursuant to which the Company borrowed $85.0 million (Term Loan Facility). The initial proceeds of the loan were used to pay in full the Company’s long-term debt and accrued interest of $17.6 million under the loan agreement with NY Green Bank, a Division of the New York State Energy Research & Development Authority, and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC as well as repurchase the associated leased equipment. In April 2019 and November 2019, the Company borrowed an additional $15.0 million and $20.0 million, respectively, under the Term Loan Facility with Generate Capital at 12% interest to fund working capital for ongoing deployments and other general corporate purposes.  On March 31, 2020, the outstanding balance was $107.5 million. The principal and interest payments are paid primarily by restricted cash. See Note 7, Long-Term Debt for additional information.

On May 6, 2020, the Company and Generate amended the Loan Agreement to, among other things, (i) provide an incremental term loan facility in the amount of $50.0 million, which has been fully funded, (ii) provide for additional, incremental term loans in an aggregate amount not to exceed $50.0 million, which are available to the Company in Generate Capital’s sole discretion, (iii) reduce the interest rate on all loans to 9.50% from 12.00% per annum, and (iv) extend the maturity date to October 31, 2025 from October 6, 2022. Based on the current amortization schedule, the outstanding balance of $157.5 million under the Term Loan Facility will be fully paid by March 31, 2024.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2019.

The information presented in the accompanying unaudited interim condensed consolidated balance sheets as of December 31, 2019 has been derived from the Company’s December 31, 2019 audited consolidated financial statements.

Leases

The Company is a lessee in noncancelable (1) operating leases, primarily related to sale/leaseback transactions with financial institutions for deployment of the Company’s products at certain customer sites, and (2) finance leases, also primarily related to sale/leaseback transactions with financial institutions for similar commercial purposes.  The Company accounts for leases in accordance with Accounting Standards Codification (ASC) Topic 842, Leases (ASC Topic 842), as amended.

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

The Company monitors for events or changes in circumstances that require a reassessment of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset.

Operating and finance lease ROU assets are presented within leased property, net on the unaudited interim condensed consolidated balance sheets. The current portion of operating and finance lease liabilities is included in finance obligations within current liabilities and the long-term portion is presented in finance obligations within noncurrent liabilities on the unaudited interim condensed consolidated balance sheets.

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

Revenue Recognition

The Company enters into contracts that may contain one or a combination of fuel cell systems and infrastructure, installation, maintenance, spare parts, fuel delivery and other support services. Contracts containing fuel cell systems and related infrastructure may be sold or provided to customers under a PPA, discussed further below.

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. The Company accrues for anticipated standard warranty costs at the same time that revenue is recognized for the related product, or when circumstances indicate that warranty costs will be incurred, as applicable.

Revenue is measured based on the transaction price specified in a contract with a customer, subject to the allocation of the transaction price to distinct performance obligations as discussed below. The Company recognizes revenue when it satisfies a performance obligation by transferring a product or service to a customer.

The Company accounts for each distinct performance obligation within its arrangements as a separate unit of accounting if the items under the performance obligation have value to the customer on a standalone basis. The Company considers a performance obligation to be distinct and have a standalone value if the customer can benefit from the good or service either on its own or together with other resources readily available to the customer and the Company’s promise to transfer the goods or service to the customer is separately identifiable from other promises in the contract. The Company allocates revenue to each distinct performance obligation based on relative standalone selling prices.

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

In 2017, in separate transactions, the Company issued to each of Amazon and Walmart warrants to purchase shares of the Company’s common stock. The Company presents the provision for common stock warrants within each revenue-related line item on the unaudited interim consolidated statements of operations. This presentation reflects a discount that those common stock warrants represent, and therefore revenue is net of these non-cash charges.  The provision of common stock warrants is allocated to the relevant revenue-related line items based upon the expected mix of the revenue for each respective contract. See Note 11, Warrant Transaction Agreements, for more details.

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

In substantially all of its commercial transactions, the Company sells extended maintenance contracts that generally provide for a five to ten year service period from the date of product installation in exchange for an up-front payment. Services include monitoring, technical support, maintenance and services that provide for 97% to 98% uptime of the fleet. These services are accounted for as a separate performance obligation, and accordingly, revenue generated from these transactions, subject to the proportional allocation of transaction price, is deferred and recognized in income over the term of the contract, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized in income on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract. Sales of spare parts are included within service revenue on the unaudited interim consolidated statements of operations. When costs are projected to exceed revenues over the life of the extended maintenance contract, an accrual for loss contracts is recorded. Costs are estimated based upon historical experience and consider the estimated impact of the Company’s cost reduction initiatives. The actual results may differ from these estimates.

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

Certain of the Company’s sale/leaseback transactions with third-party financial institutions are required to be accounted for as finance leases.  As a result, no upfront revenue was recognized at the closing of these transactions and a finance obligation for each lease was established. The fuel cell systems and related infrastructure that are provided to customers through these PPAs are classified as leased property, net in the unaudited interim condensed consolidated balance sheets.  Costs to service the leased property, depreciation of the leased property, and other related costs are considered cost of PPA revenue in the unaudited interim condensed consolidated statements of operations. Interest cost associated with finance leases is presented within interest and other expense, net in the unaudited interim condensed consolidated statements of operations.

The Company also has sale/leaseback transactions with financial institutions, which were required to be accounted for as operating leases. The Company has lease obligations associated with these sale/leaseback agreements with financial institutions paid over the term of the agreements.  At inception of these sale/lease transactions, the Company records a right of use asset value which is amortized over the term of the lease and recognized in conjunction with the interest expense on the obligation collectively as rental expense.  Rental expense is recognized on a straight-line basis over the life of the agreements and is characterized as cost of PPA revenue on the unaudited interim condensed consolidated statements of operations.

The Company includes all lease and non-lease components (i.e., maintenance services) related to PPAs within PPA revenue.

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

(iv)Fuel Delivered to Customers

Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site. Fuel is delivered to customers under stand-ready arrangement, with no long-term commitment.

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

Capitalized commission fees are amortized on a straight-line basis over the period of time which the transfer of goods or services to which the assets relate occur, typically ranging from 5 to 10 years. Amortization of the capitalized commission fees is included in selling, general and administrative expenses.

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general and administrative expenses.

Cash Equivalents

For purposes of the unaudited interim condensed consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. At March 31, 2020, cash equivalents consisted of money market accounts. The Company’s cash and cash equivalents are deposited with financial institutions located in the United States and may at times exceed insured limits.

Equity Instruments - Common Stock Warrants

Common stock warrants that meet certain applicable requirements of ASC Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and other related guidance, including the ability of the Company to settle the warrants without the issuance of registered shares or the absence of rights of the grantee to require cash settlement, are accounted for as equity instruments. The Company classifies these equity instruments within additional paid-in capital on the  unaudited interim condensed consolidated balance sheets.

Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon and Walmart as discussed in Note 11, Warrant Transaction Agreements. The Company adopted FASB Accounting Standards Update 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (ASU 2019-08), which requires entities to measure and classify share-based payment awards granted to a customer by applying the guidance under Topic 718, as of January 1, 2019.  As a result, the amount recorded as a reduction of revenue is measured based on the grant-date fair value of the warrants. Except for the third tranche, the fair value of all warrants was measured at January 1, 2019, the adoption date of ASU 2019-08. For the third tranche, the fair value will be determined when the second tranche vests.

In order to calculate warrant charges, the Company uses the Black-Scholes pricing model, which requires key inputs including volatility and risk-free interest rate and certain unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company estimates the fair value of unvested warrant shares, considered to be probable of vesting. Based on this estimated fair value, the Company determines warrant charges, which are recorded as a reduction of revenue in the unaudited interim condensed consolidated statement of operations.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued. Also, In April 2019, Accounting Standards Update (ASU) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, was issued to make improvements to updates 2016-01, Financial Instruments – Overall (Subtopic 825-10), 2016-13, Financial Instruments – Credit Losses (Topic 326) and 2017-12, Derivatives and Hedging (Topic 815). ASU 2016-13 significantly changes how entities account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. The ASU requires a number of changes to the assessment of credit losses, including the utilization of an expected credit loss model, which requires consideration of a broader range of information to estimate expected credit losses over the entire lifetime of the asset, including losses where probability is considered remote. Additionally, the standard requires the estimation of lifetime expected losses for trade receivables and contract assets that are classified as current. The Company adopted these standards effective January 1, 2020 and determined the impact of the standards to be immaterial to the consolidated financial statements.

In April 2019, Accounting Standards Update (ASU) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, was issued to make improvements to updates 2016-01, Financial Instruments – Overall (Subtopic 825-10), 2016-13, Financial Instruments – Credit Losses (Topic 326) and 2017-12, Derivatives and Hedging (Topic 815). The Company adopted this standard effective January 1, 2020 and determined the impact of this standard to be immaterial to the consolidated financial statements.

In January 2017, Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350), was issued to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The Company adopted this standard effective January 1, 2020.

In August 2016, Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230)s: Classification of Certain Cash Receipts and Cash Payments, was issued to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this standard in 2019 and determined the impact of this standard to be immaterial to the consolidated financial statements.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In March 2020, Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This update is effective starting March 12, 2020 and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

In March 2020, Accounting Standards Update (ASU) 2020-03, Codification Improvements to Financial Instruments, was issued to make various codification improvements to financial instruments to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. This update will be effective at various dates as described in this ASU. The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

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

The dilutive potential shares common stock is summarized as follows:

	At March 31,
	2020	2019
Stock options outstanding (1)	19,803,872	21,109,998
Restricted stock outstanding (2)	4,600,227	2,372,347
Common stock warrants (3)	110,573,392	115,824,142
Preferred stock (4)	2,782,075	17,933,591
Convertible Senior Notes (5)	59,133,896	43,630,020
Number of dilutive potential shares of common stock	196,893,462	200,870,098

(1)	During the three months ended March 31, 2020 and 2019, the Company granted zero and 25,000 stock options, respectively.

(2)	During the three months ended March 31, 2020 and 2019, the Company granted zero and 25,000 shares of restricted stock, respectively.

(3)

In April 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 11, Warrant Transaction Agreements.  Of these warrants issued, none have been exercised as of March 31, 2020.

In July 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement with Walmart, subject to certain vesting events, as described in Note 11, Warrant Transaction Agreements. Of these warrants issued, none have been exercised as of March 31, 2020.

(4)

The preferred stock amount represents the dilutive potential on the shares of common stock as a result of the conversion of the Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock) and Series E Redeemable Preferred Stock (Series E Preferred S)tock, based on the conversion price of each preferred stock as of March 31 2020, and 2019, respectively. Of the 10,431 shares of Series C Preferred Stock issued on May 16, 2013, 7,811 shares had been converted to common stock as of March 31, 2020, with the remainder still outstanding.  On November 1, 2018, the Company issued 35,000 shares of Series E redeemable convertible preferred stock (Series E Preferred Stock). As of December 31, 2019, 30,462 shares of the Series E Preferred Stock had been converted to common stock and 4,038 shares were redeemed for cash. The remaining 500 shares of Series E Preferred Stock were converted to common stock in January 2020.

(5)

In March 2018, the Company issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes. In September 2019, the Company issued a $40.0 million in aggregate principal amount of 7.5% Convertible Senior Note. See Note 8, Convertible Senior Notes.

4.  Inventory

             Inventory as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials and supplies - production locations	$59,086	$48,011
Raw materials and supplies - customer locations	10,423	9,241
Work-in-process	20,234	12,529
Finished goods	3,229	2,610
Inventory	$92,972	$72,391

5. Leased Property

Leased property at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Right of use assets - operating	$209,924	$198,068
Right of use assets - finance	41,475	41,475
Capitalized costs of lessor assets	44,107	41,465
Less: accumulated depreciation	(42,704)	(36,268)
Leased property, net	$252,802	$244,740

6. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of March 31, 2020 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	10 years	$8,163	$(2,971)	$5,192
Customer relationships	10 years	260	(156)	104
Trademark	5 years	60	(60)	—
		$8,483	$(3,187)	$5,296

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2019 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	10 years	$8,244	$(2,815)	$5,429
Customer relationships	10 years	260	(150)	110
Trademark	5 years	60	(60)	0
		$8,564	$(3,025)	$5,539

The change in the gross carrying amount of the acquired technology from December 31, 2019 to March 31, 2020 is due to changes in foreign currency translation.

In the second quarter of 2019, the Company acquired intellectual property from EnergyOr for $1.5 million. In addition, the Company agreed to pay the sellers a royalty based on future sales of relevant applications, not to exceed $3.0 million, by May 22, 2025. These royalties are added to the intangible asset balance, as incurred.

As part of the agreement to acquire the intellectual property from AFC, the Company shall pay AFC milestone payments not to exceed $2.9 million in total, if certain milestones associated with the production of components related to the acquired technology are met before April 2021. As of March 31, 2020, the Company paid $0.4 million and accrued $0.5 million in relation to the aforementioned milestones.

Amortization expense for acquired identifiable intangible assets was $0.2 million for the three months ended March 31, 2020 and 2019. Estimated amortization expense for subsequent years was as follows (in thousands):

Remainder of 2020	$595
2021	793
2022	793
2023	793
2024 and thereafter	2,322
Total	$5,296

7.  Long-Term Debt

In March 2019, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc., entered into a loan and security agreement, as amended (the Loan Agreement), with Generate Lending, LLC (Generate Capital), providing for a secured term loan facility in the amount of $100.0 million (the Term Loan Facility). The Company borrowed $85.0 million under the Loan Agreement on the date of closing and borrowed an additional $15.0 million in April 2019.  A portion of the initial proceeds of the loan was used to pay in full the Company’s long-term debt with NY Green Bank, a Division of the New York State Energy Research & Development Authority, including accrued interest of $17.6 million (the Green Bank Loan), and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC and repurchase the associated leased equipment. In connection with this transaction, the Company recognized a loss on extinguishment of debt of approximately $0.5 million during the three months ended March 31, 2019. This loss was recorded in interest and other expenses, net in the Company’s unaudited interim condensed consolidated statement of operations. Additionally, $1.7 million was paid to an escrow account related to additional fees due in connection with  the Green Bank Loan if the Company does not meet certain New York State employment and fuel cell deployment targets by March 2021. Amount escrowed is recorded in long-term other assets on the Company’s unaudited interim condensed consolidated balance sheets as of March 31, 2020. The Company presently expects to meet the targets as required under the arrangement. Additionally, in November 2019, the Company borrowed an incremental $20.0 million at 12% interest to fund working capital for ongoing deployments and other general corporate purposes. On March 31, 2020, the outstanding balance under the Term Loan Facility was $107.5 million with a 12% interest rate.

On May 6, 2020, the Company and Generate amended the Loan Agreement to, among other things, (i) provide an incremental term loan facility in the amount of $50.0 million, which has been fully funded, (ii) provide for additional, incremental term loans in an aggregate amount not to exceed $50.0 million, which are available to the Company in Generate Capital’s sole discretion, (iii) reduce the interest rate on all loans to 9.50% from 12.00% per annum, and (iv) extend the maturity date to October 31, 2025 from October 6, 2022.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments will be funded in part by releases of restricted cash, as described in Note 15, Commitments and Contingencies.  Based on the current amortization schedule, the outstanding balance of $157.5 million under the Term Loan Facility will be fully paid by March 31, 2024.  If addition term loans are funded, the entire then-outstanding principal balance of the Term Loan Facility, together with all accrued and unpaid interest, will be due and payable on the maturity date of October 31, 2025.

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

 The Loan Agreement contains covenants, including, among others, (i) the provision of annual and quarterly financial statements, management rights and insurance policies and (ii) restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales and (iii) compliance with a collateral coverage covenant. The Loan Agreement also provides for events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults at the discretion of the lender. As of March 31, 2020, the Company was in compliance with all the covenants.

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

As of March 31, 2020, the Term Loan Facility requires the principal balance at the end of each of the following years amortization may not exceed the following (in thousands):

December 31, 2020	$86,159
December 31, 2021	59,373

As of May 6, 2020, the Term Loan Facility, including the incremental borrowing subsequent to March 31, 2020, as described above, requires the principal balance at the end of each of the following years amortization may not exceed the following (in thousands):

December 31, 2020	$125,687
December 31, 2021	89,301
December 31, 2022	51,478
December 31, 2023	16,863

8. Convertible Senior Notes

$40 Million Convertible Senior Note

In September 2019, the Company issued a $40.0 million aggregate principal amount of 7.5%  Convertible Senior Note due on January 5, 2023 in exchange for net proceeds of $39.1 million, in a private placement to an accredited investor pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. There are no required principal payments prior to maturity of the note. Upon maturity of the note, the Company is required to repay 120% of $40.0 million, or $48.0 million. The note bears interest at 7.5% per annum, payable quarterly in arrears on January 5, April 5, July 5 and October 5 of each year beginning on October 5, 2019 and will mature on January 5, 2023 unless earlier converted or repurchased in accordance with its terms. The note is unsecured and does not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

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

The Company concluded the total debt discount at issuance of the note equaled approximately $8.0 million. This debt discount was attributed to the fact that upon maturity, the Company is required to repay 120% of $40.0 million, or $48.0 million. In addition, the related debt issuance costs were $1.0 million. The debt discount was recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheets) and is being amortized to interest expense over the term of the note using the effective interest rate method.

The note consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Principal amounts:
Principal at maturity	$48,000	$48,000
Unamortized debt discount	(6,800)	(7,400)
Unamortized debt issuance costs	(891)	(969)
Net carrying amount	$40,309	$39,631

Based on the closing price of the Company’s common stock of $3.54 on March 31, 2020, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at March 31, 2020 and December 31, 2019 was approximately $57.3 million and $53.5 million, respectively. The Company utilized a Monte Carlo simulation model to estimate the fair value of the convertible debt. The simulation model is designed to capture the potential settlement features of the convertible debt, in conjunction with simulated changes in the Company's stock price over the term of the note, incorporating a volatility assumption of 70%. This is considered a Level 3 fair value measurement.

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

Each $1,000 principal amount of the notes is convertible into 436.3002 shares of the Company’s common stock, which is equivalent to a conversion price of approximately $2.29 per share, subject to adjustment upon the occurrence of specified events.  Holders of these notes may convert their notes at their option at any time prior to the close of the last business day immediately preceding September 15, 2022, only under the following circumstances:

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

In accounting for the issuance of the notes, the Company separated the notes into liability and equity components. The initial carrying amount of the liability component of approximately $58.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $37.7 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the notes. The difference between the principal amount of the notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the notes. The effective interest rate is approximately 16.0%. The equity component of the notes is included in additional paid-in capital in the unaudited interim condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the notes of approximately $4.1 million, consisting of initial purchasers' discount of approximately $3.3 million and other issuance costs of $0.9 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the notes. Transaction costs attributable to the liability component were approximately $2.4 million, were recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheets) and are being amortized to interest expense over the term of the notes. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in stockholders’ equity.

The notes consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Principal amounts:
Principal	$100,000	$100,000
Unamortized debt discount (1)	(25,985)	(27,818)
Unamortized debt issuance costs (1)	(1,446)	(1,567)
Net carrying amount	$72,569	$70,615
Carrying amount of the equity component (2)	$37,702	$37,702

1)

Included in the unaudited interim condensed consolidated balance sheets within the $100.0 million Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

2)

Included in the unaudited interim condensed consolidated balance sheets within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit of $9.2 million.

Based on the closing price of the Company’s common stock of $3.54 on March 31, 2020, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the notes at March 31, 2020 and December

31, 2019 was approximately $147.4 million and $135.3 million, respectively. The Company utilized a Monte Carlo simulation model to estimate the fair value of the convertible debt. The simulation model is designed to capture the potential settlement features of the convertible debt, in conjunction with simulated changes in the Company's stock price over the term of the notes, incorporating a volatility assumption of 70%. This is considered a Level 3 fair value measurement.

Capped Call

 In conjunction with the issuance of the $100 million Convertible Senior Notes, the Company entered into capped call options  (Capped Call), on the Company’s common stock with certain counterparties at a price of $16.0 million. The net cost incurred in connection with the Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim condensed consolidated balance sheets.

The Capped Call is generally expected to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the $100 million Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the Capped Call transactions is initially $3.82 per share, which represents a premium of 100% over the last then-reported sale price of the Company’s common stock of $1.91 per share on the date of the transaction and is subject to certain adjustments under the terms of the Capped Call. The Capped Call becomes exercisable if the conversion option is exercised.

By entering into the Capped Call, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the $100 million Convertible Senior Notes.

Common Stock Forward

In connection with the sale of the $100 million Convertible Senior Notes, the Company also entered into a forward stock purchase transaction, or the Common Stock Forward, pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

The net cost incurred in connection with the Common Stock Forward of $27.5 million has been recorded as an increase in treasury stock in the unaudited interim condensed consolidated balance sheets.  The related shares were accounted for as a repurchase of common stock.

The fair values of the Capped Call and Common Stock Forward are not remeasured.

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

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share. As of March 31, 2020 and December 31, 2019, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.  See Note 10, Redeemable Convertible Preferred Stock, for a description of the Company’s Series C Preferred Stock and Series E  Preferred Stock.

Common Stock and Warrants

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.

In March 2019, the Company issued and sold in a registered direct offering an aggregate of 10 million shares of the Company’s common stock at a purchase price of $2.35 per share. The net proceeds to the Company were approximately $23.5 million. There were 306,959,462 and 303,378,515 shares of common stock outstanding as of March 31, 2020 and December 31, 2019, respectively.

During 2017, additional warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 13, Warrant Transaction Agreements. At both March 31, 2020 and December 31, 2019, 26,188,434 of these warrants   have vested and are therefore exercisable. These warrants are measured at fair value and are classified as equity instruments on the unaudited interim condensed consolidated balance sheets.

At Market Issuance Sales Agreement

On April 13, 2020, the Company entered into the Sales Agreement with FBR as sales agent , pursuant to which the Company may offer and sell, from time to time through FBR, shares of Company common stock having an aggregate offering price of up to $75.0 million.  As of the date of this filing, the Company has not issued any shares of common stock pursuant to the Sales Agreement.

10.  Redeemable Convertible Preferred Stock

Series E Preferred Stock

In November 2018, the Company issued an aggregate of 35,000 shares of the Company’s Series E Preferred Stock in a private placement to certain accredited investors in reliance on Section 4(a)(2) of the Securities Act.  The Company received net proceeds of approximately $30.9 million, after deducting placement agent fees and expenses payable by the Company.  The Company is required to redeem the Series E Preferred Stock in thirteen monthly installments in the amount of $2.7 million each from May 2019 through May 2020. The Company had zero and 500 shares of Series E Preferred Stock outstanding at March 31, 2020 and 2019, respectively. The remaining 500 shares were converted to common stock in January 2020.

Series C Preferred Stock

The Company had 2,620 shares of Series C Preferred Stock outstanding at both March 31, 2020 and December 31, 2019. The holder of the Series C Preferred Stock is entitled to receive dividends at a rate of 8.0% per annum, based on the original issue price per share of $248.794, payable in equal quarterly installments in cash or in shares of common stock, at the Company’s option. As of March 31, 2020 and December 31, 2019, respectively, all dividends have been paid in shares of common stock. Each share of Series C Preferred Stock is convertible into shares of common stock with the number of shares of common stock issuable upon conversion determined by dividing the original issue price per share of $248.794 by the conversion price in effect at the time the shares are converted, provided that such conversion price shall not be less than $0.1554 per share. The conversion price of the Series C Preferred Stock as of March 31, 2020 and December 31, 2019 was $0.2343. The shares of Series C Preferred Stock vote together with the common stock on an as-converted basis on all matters.

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

In April 2020, 870 shares of Series C Preferred Stock were converted to 923,819 shares of common stock.

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

The majority of the Amazon Warrant Shares will vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The first tranche of 5,819,652 Amazon Warrant Shares vested upon the execution of the Amazon Transaction Agreement. Accordingly, $6.7 million, the fair value of the first tranche of Amazon Warrant Shares, was recognized as selling, general and administrative expense during 2017. All future provision for common stock warrants is measured based on their grant-date fair value and recorded as a charge against revenue. The second tranche of 29,098,260 Amazon Warrant Shares will vest in four installments of 7,274,565 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Amazon Warrant Shares is $1.1893 per share. After Amazon has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Amazon Warrant Shares will vest in eight installments of 2,546,098 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Amazon Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant Shares are exercisable through April 4, 2027 The Amazon Warrant Shares provide for net share settlement that, if elected by the holders, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Amazon Warrant Shares provide for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. These warrants are classified as equity instruments.

At March 31, 2020 and December 31, 2019,  20,368,782 of the Amazon Warrant Shares had vested. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended March 31, 2020 and 2019 was $1.3 million and $0.5 million, respectively.

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

The majority of the Walmart Warrant Shares will vest based on Walmart’s payment of up to $600.0 million to the Company in connection with Walmart’s purchase of goods and services from the Company. The first tranche of 5,819,652 Walmart Warrant Shares vested upon the execution of the Walmart Transaction Agreement.  Accordingly, $10.9 million, the fair value of the first tranche of Walmart Warrant Shares, was recorded as a provision for common stock warrants and presented as a reduction to revenue on the unaudited interim condensed consolidated statements of operations during 2017. All future provision for common stock warrants is measured based on their grant-date fair value and recorded as a charge against revenue. The second tranche of 29,098,260 Walmart Warrant Shares will vest in four installments of 7,274,565 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Walmart Warrant Shares is $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Walmart Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Walmart Warrant Shares, provided that, with limited exceptions, the exercise price for the third tranche will be no lower than $1.1893. The Walmart Warrant Shares are exercisable through July 20, 2027.

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

At March 31, 2020 and December 31, 2019, 5,819,652 of the Walmart Warrant Shares had vested.  The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended March 31, 2020 and 2019 was $0.9 million and $0.7 million, respectively.

12. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines
	Three months ended March 31,
	2020	2019
Sales of fuel cell systems	$14,651	$1,241
Sale of hydrogen installations and other infrastructure	5,736	1,303
Services performed on fuel cell systems and related infrastructure	6,521	6,343
Power Purchase Agreements	6,496	6,110
Fuel delivered to customers	7,333	6,582
Other	76	—
Net revenue	$40,813	$21,579

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2020	2019
Accounts receivable	$24,437	$25,448
Contract assets	20,581	13,251
Contract liabilities	45,129	43,480

Contract assets relate to contracts for which revenue is recognized on a straight-line basis, however billings escalate over the life of a contract. Contract assets also include amounts recognized as revenue in advance of billings to customers, which are dependent upon the satisfaction of another performance obligation. These amounts are included within prepaid expenses and other current assets on the accompanying unaudited interim condensed consolidated balance sheets.

The contract liabilities relate to the advance consideration received from customers for services that will be recognized over time (primarily fuel cell and related infrastructure services). Contract liabilities also include advance consideration received from customers prior to delivery of products. These amounts are included within deferred revenue on the accompanying unaudited interim condensed consolidated interim balance sheets.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets	Three months ended
March 31, 2020
Transferred to receivables from contract assets recognized at the beginning of the period	$(141)
Revenue recognized and not billed as of the end of the period	7,471
Net change in contract assets	7,330

Contract liabilities	Three months ended
March 31, 2020
Increases due to cash received, net of amounts recognized as revenue during the period	$7,442
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(5,793)
Net change in contract liabilities	$1,649

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

March 31,
2020
Sales of fuel cell systems	$76,433
Sale of hydrogen installations and other infrastructure	69,440
Services performed on fuel cell systems and related infrastructure	97,530
Power Purchase Agreements	142,002
Other rental income	4,531
Total estimated future revenue	$389,936

Contract costs

Contract costs consist of capitalized commission fees and other expenses related to obtaining or fulfilling a contract.

Capitalized contract costs at March 31, 2020 and December 31, 2019 were $0.5 million and $0.5, respectively. Expense related to the amortization of capitalized contract costs was not significant for the three months ended March 31, 2020 and 2019.

13.  Income Taxes

The Company did not record any income tax expense or benefit for the three months ended March 31, 2020 or 2019. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

The remaining net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

14.  Fair Value Measurements

During 2020, the Company had no financial instruments measured at fair value on a recurring basis.

The following table summarizes the financial instruments measured at fair value on a recurring basis in the unaudited interim condensed consolidated balance sheets (in thousands) at December 31, 2019:

		Quoted Prices	Significant	Significant
		in Active	Other	Other
		Markets for	Observable	Unobservable
		Identical Items	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$(2,126)	$—	$—	$(2,126)

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

The Company used the following assumptions to measure the fair value of its liability-classified common stock warrants:

Three months ended
March 31, 2019
Risk-free interest rate	2.51%
Volatility	74.93%
Expected average term	0.53

There was no expected dividend yield for the warrants granted.

15.  Commitments and Contingencies

Lessor Obligations

As of March 31, 2020, the Company had noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next one to seven years. Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2020 were as follows (in thousands):

Remainder of 2020	$27,806
2021	30,993
2022	23,632
2023	19,952
2024	16,508
2025 and thereafter	$27,643
Total future minimum lease payments	$146,534

Lessee Obligations

As of March 31, 2020, the Company had operating and finance leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, Nature of Operations) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating and finance leases are recognized on a straight‑line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as finance leases and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at March 31, 2020 and December 31, 2019 was $29.8 million and $31.7 million, respectively. The fair value of the finance obligation approximated the carrying value as of both March 31, 2020 and December 31, 2019.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at March 31, 2020 was $114.6 million, $17.0 million and $97.6 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheets.  The outstanding balance of this obligation at December 31, 2019 was $35.6 million, $6.0 million and $29.6 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of March 31, 2020.

The Company has a finance lease associated with its property and equipment in Latham, New York.  Liabilities relating to this lease of $2.2 million has been recorded as a finance obligation in the unaudited interim condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.  The fair value of this finance obligation approximated the carrying value as of March 31, 2020.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of March 31, 2020 were as follows (in thousands):

			Other	Total
	Operating	Finance	Leased	Finance
	Leases	Leases	Property	Obligations
Remainder of 2020	$34,998	$7,596	$285	$42,879
2021	46,669	9,276	407	56,352
2022	44,139	4,975	390	49,504
2023	39,074	3,149	366	42,589
2024	39,079	16,154	373	55,606
2025 and thereafter	40,250	—	1,174	41,424
Total future minimum lease payments	244,209	41,150	2,995	288,354
Less imputed lease interest	(66,624)	(11,299)	(838)	(78,761)
Sale of future services	114,625	—	—	114,625
Total lease liabilities	$292,210	$29,851	$2,157	$324,218

Rental expense for all operating leases was $12.6 million and $6.0 million for the three months ended March 31, 2020 and 2019, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $5.3 million and zero for the three months ended March 31, 2020 and 2019, respectively. Right of use assets obtained in exchange for new operating lease liabilities was $16.2 million and zero for the three months ended March 31, 2020 and 2019, respectively.

At both March 31, 2020 and December 31, 2019, security deposits associated with sale/leaseback transactions were $6.0 million and were included in other assets in the unaudited interim condensed consolidated balance sheets.

Other information related to the operating leases are presented in the following tables:

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Cash payments (in thousands)	$12,522	$5,728

	As of March 31,
	2020	2019
Weighted average remaining lease term (years)	5.52	4.92
Weighted average discount rate	12.1%	12.1%

Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the unaudited interim consolidated statement of operations). Finance lease costs were as follows (in thousands):

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Amortization of right of use asset	$870	$808
Interest on finance obligations	638	2,091
Total finance lease cost	$1,508	$2,899

Right of use assets obtained in exchange for new finance lease liabilities was zero for both the three months ended March 31, 2020 and 2019.

Other information related to the finance leases are presented in the following tables:

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Cash payments (in thousands)	$2,610	$54,170

	As of March 31,
	2020	2019
Weighted average remaining lease term (years)	3.68	3.53
Weighted average discount rate	8.1%	10.8%

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $129.7 million was restricted as of March 31, 2020, which restricted cash will be released over the lease term. As of March 31, 2020, the Company also had certain letters of credit backed by security deposits totaling $101.6 million for the above noted sale/leaseback agreements.

The Company also had letters of credit in the aggregate amount of $0.5 million at March 31, 2020 associated with a finance obligation from the sale/leaseback of its building. We consider cash collateralizing this letter of credit as restricted cash.

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

At March 31, 2020, three customers comprised approximately 85.2% of the total accounts receivable balance. At December 31, 2019, two customers comprised approximately 63.4% of the total accounts receivable balance.

For the three months ended March 31, 2020, 65.9% of total consolidated revenues were associated primarily with two customers. For the three months ended March 31, 2019, 56.2% of total consolidated revenues were associated primarily with two customers. For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer.

16. Subsequent Events

On May 6, 2020, the Company and Generate amended the Loan Agreement to, among other things, (i) provide an incremental term loan in the amount of $50.0 million, which has been fully funded, (ii) provide for additional, incremental term loans in an aggregate amount not to exceed $50.0 million, which are available to the Company in Generate Capital’s sole discretion, (iii) reduce the interest rate on all loans to 9.50% from 12.00% per annum, and (iv) extend the maturity date to October 31, 2025 from October 6, 2022. Based on the current amortization schedule, the outstanding balance of $157.5 million under the Term Loan Facility will be fully paid by March 31, 2024.

On April 6, 2020, the Company purchased a convertible note in United Hydrogen Group (UHG), a supplier of hydrogen fuel of the Company, from APV Ventures for $8.0 million. The note is payable in the form of hydrogen fuel delivered, cash payments, or conversion to equity in UHG, or a combination thereof. The interest rate on the note is 7.0%. The purchase price was comprised of $1.0 million in cash and 1.8 million shares of the Company’s common stock.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2019.  In addition to historical information, this Quarterly Report on Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

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

•	the risk that a sale of a significant number of shares of stock could depress the market price of our common stock;
•	the risk that our convertible senior notes, if settled in cash, could have a material effect on our financial results;
•	the risk that our convertible note hedges may affect the value of our convertible senior notes and our common stock;
•	the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability;
•	the risk of potential losses related to any product liability claims or contract disputes;
•	the risk of loss related to an inability to maintain an effective system of internal controls;
•	our ability to attract and maintain key personnel;
•	the risks related to the use of flammable fuels in our products;
•	the risk that pending orders may not convert to purchase orders, in whole or in part;
•	the cost and timing of developing, marketing and selling our products;
•	the risks of delays in or not completing our product development goals;
•	our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers;
•	our ability to achieve the forecasted gross margin on the sale of our products;
•	the cost and availability of fuel and fueling infrastructures for our products;
•	the risks, liabilities, and costs related to environmental, health and safety matters;
•	the risk of elimination of government subsidies and economic incentives for alternative energy products;
•	market acceptance of our products and services, including GenDrive, GenSure and GenKey systems;
•	our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing, and the supply of key product components;
•	the cost and availability of components and parts for our products;
•	the risk that possible new tariffs could have a material adverse effect on our business;
•	our ability to develop commercially viable products;

•	our ability to reduce product and manufacturing costs;
•	our ability to successfully market, distribute and service our products and services internationally;
•	our ability to improve system reliability for our products;
•	competitive factors, such as price competition and competition from other traditional and alternative energy companies;
•	our ability to protect our intellectual property;
•	the risk of dependency on information technology on our operations and the failure of such technology;
•	the cost of complying with current and future federal, state and international governmental regulations;
•	our subjectivity to legal proceedings and legal compliance;
•	the risks associated with past and potential future acquisitions; and
•	the volatility of our stock price

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks discussed in the section titled “Risk Factors” included under Part I, Item 1A, below. Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from these contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. These forward-looking statements speak only as of the date on which the statements were made. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

References in this Annual Report on Form 10-K to “Plug Power,” the “Company,” “we,” “our” or “us” refer to Plug Power Inc., including as the context requires, its subsidiaries.

Overview

As a leading provider of comprehensive hydrogen fuel cell turnkey solutions, Plug Power Inc., or the Company, is seeking to build a green hydrogen economy.  The Company is focused on hydrogen and fuel cell systems that are used to power electric motors primarily in the electric mobility and stationary power markets, given the ongoing paradigm shift in the power, energy, and transportation industries to address climate change, energy security, and meet sustainability goals.  Plug Power created the first commercially viable market for hydrogen fuel cell, or the HFC technology.  As a result, the Company has deployed approximately 32,000 fuel cell systems, and has become the largest buyer of liquid hydrogen, having built and operated a hydrogen network across North America.

We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from multiple sources. The majority of liquid hydrogen in the US is produced using the steam methane reforming process and utilizing by-product hydrogen from chlor alkali production. By-product hydrogen from a chlor alkali plant is considered to be low carbon hydrogen and in some cases, considered green hydrogen, depending on the source of electricity and geographic location. We source  a significant amount of liquid hydrogen based on the chlor alkali process today. In addition, we are looking to increase the mix of our hydrogen usage to be green and zero carbon produced using renewables and electrolyzer with a goal to have over 50% of hydrogen used to be green by 2024. The Company develops complete hydrogen generation, delivery, storage and refueling solutions for customer locations. Currently, the Company obtains the majority of its hydrogen by purchasing it from fuel suppliers for resale to customers.

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

We provide our products worldwide through our direct product sales force, and by leveraging relationships with original equipment manufacturers and their dealer networks. We manufacture our commercially-viable products in Latham, NY and Spokane, WA.

To promote fuel cell adoption and maintain post‑sale customer satisfaction, we offer a range of service and support options through extended maintenance contracts. Additionally, customers may waive our service option, and choose to service their systems independently. Substantially all of our fuel cells sold in recent years were bundled with maintenance contracts.

Recent Developments

As a result of the COVID-19 pandemic, state governments—including those in New York and Washington, where our manufacturing facilities are located—have issued orders requiring businesses that do not conduct essential services to temporarily close their physical workplaces to employees and customers. We are currently deemed an essential business and, as a result, are exempt from these state orders, in their current form. In March 2020, we put in place a number of protective measures in response to the COVID-19 outbreak. These measures include the canceling of all commercial air travel and all other non-critical travel, requesting that employees limit non-essential personal travel, eliminating all but essential third-party access to our facilities, enhancing our facilities’ janitorial and sanitary procedures, encouraging employees to work from home to the extent their job function enables them to do so, encouraging the use of virtual employee meetings, and providing staggered shifts and social distancing measures for those employees associated with manufacturing and service operations.

We cannot predict at this time the full extent to which COVID-19 will impact our business, results and financial condition, which will depend on many factors. We are staying in close communication with our manufacturing facilities, employees, customers, suppliers and partners, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so. Although as of the date hereof, we have not observed any material impacts to our supply of components, the situation is fluid. Many of the parts for our products are sourced from suppliers in China and the manufacturing situation in China remains variable. Supply chain disruptions could reduce the availability of key components, increase prices or both. Some of our customers, such as certain automotive manufacturers, have suspended operations at their facilities due to COVID-19. Accordingly, while those customers continue to pay for the leasing and servicing of our products, they are not purchasing hydrogen fuel.  Other customers are essential businesses and remain in operation. Certain of these customers, such as Walmart, significantly increased their use of units and hydrogen fuel consumption as a result of COVID-19.  In the quarter ended March 31, 2020, our services and power purchase agreement margins were negatively impacted by incremental service costs associated with increased usage of units at some of our primary customer sites. In addition, future changes in applicable government orders or regulations, or changes in the interpretation of existing orders or regulations, could result in further disruptions to our business that may materially and adversely affect our financial condition and results of operations.

On May 6, 2020, the Company amended its Loan Agreement with Generate Capital in order to, among other things, (i) provide an incremental term loan facility in the amount of $50.0 million, which has been fully funded, (ii) provide for additional, incremental term loans in an aggregate amount not to exceed $50.0 million, which are available to the Company in Generate Capital’s sole discretion, (iii) reduce the interest rate on all loans to 9.50% from 12.00% per annum, and (iv) extend the maturity date to October 31, 2025 from October 6, 2022. Based on the current amortization schedule, the outstanding balance of $157.5 million under the Term Loan Facility will be fully paid by March 31, 2024.

On April 6, 2020, the Company purchased a convertible note of United Hydrogen Group (UHG), a supplier of hydrogen fuel to the Company, from APV Ventures Fund I GP, LLP  for $8.0 million. The note is payable in the form of hydrogen fuel delivered, cash payments, conversion to equity in UHG, or a combination thereof. The interest rate on the note is 7.0%. The purchase price was comprised of $1.0 million in cash and 1.8 million shares of the Company’s common stock.

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

In 2017, in separate transactions, the Company issued to each of Amazon and Walmart warrants to purchase shares of the Company’s common stock. The Company recorded a portion of the estimated fair value of the warrants as a reduction of revenue based upon the projected number of shares of common stock expected to vest under the warrants, the proportion of purchases by Amazon, Walmart and their affiliates within the period relative to the aggregate purchase levels required for vesting of the respective warrants, and the then-current fair value of the warrants. During the fourth quarter of 2019, the Company adopted ASU 2019-08, with retrospective adoption as of January 1, 2019.  As a result, the amount recorded as a reduction of revenue was measured based on the grant-date fair value of the warrants. Previously, this amount was measured based on vesting date fair value with estimates of fair value determined at each financial reporting date for unvested warrant shares considered to be probable of vesting. Except for the third tranche, all existing unvested warrants are using a measurement date of January 1, 2019, the adoption date, in accordance ASU 2019-08. For the third tranche, the exercise price will be determined once the second tranche vests. The fair value will be determined at that time.

The amount of provision for common stock warrants recorded as a reduction of revenue during the three months ended March 31, 2020 and 2019, respectively, is shown in the table below (in thousands):

	Three months ended March 31,
	2020	2019

Sales of fuel cell systems and related infrastructure	$(644)	$(274)
Services performed on fuel cell systems and related infrastructure	(258)	(109)
Power Purchase Agreements	(551)	(388)
Fuel delivered to customers	(754)	(422)
Total	$(2,207)	$(1,193)

Revenue, cost of revenue, gross profit (loss) and gross margin for the three months ended March 31, 2020 and 2019, were as follows (in thousands):

		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin
For the three months ended March 31, 2020:
Sales of fuel cell systems and related infrastructure	$20,387	$13,744	$6,643	32.6%
Services performed on fuel cell systems and related infrastructure	6,521	8,181	(1,660)	(25.5)%
Power Purchase Agreements	6,496	14,243	(7,747)	(119.3)%
Fuel delivered to customers	7,333	9,035	(1,702)	(23.2)%
Other	76	81	(5)	(6.6)%
Total	$40,813	$45,284	$(4,471)	(11.0)%
For the three months ended March 31, 2019:
Sales of fuel cell systems and related infrastructure	$2,544	$2,321	$223	8.8%
Services performed on fuel cell systems and related infrastructure	6,343	6,123	220	3.5%
Power Purchase Agreements	6,110	8,998	(2,888)	(47.3)%
Fuel delivered to customers	6,582	7,921	(1,339)	(20.3)%
Other	—	—	—	—%
Total	$21,579	$25,363	$(3,784)	(17.5)%

Net Revenue

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2020 increased $17.8 million, or 701.4%, to $20.4 million from $2.5 million for the three months ended March 31, 2019. Included within revenue was provision for common stock warrants of $0.6 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, change in product mix,  variations in customer programs,  and an increase in hydrogen installations, offset partially by the increase in the provision for common stock warrants. There were 825 units recognized as revenue during the three months ended March 31, 2020, compared to 94 for the three months ended March 31, 2019. There was hydrogen infrastructure revenue associated with four hydrogen sites during the three months ended March 31, 2020, compared to zero during the three months ended March 31, 2019.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2020 increased $0.2 million, or 2.8%, to $6.5 million as compared to  $6.3 million for the three months ended March 31, 2019. Included within revenue was provision for common stock warrants of $0.3 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.  The main driver for the increase in revenue was additional contractual revenue associated with higher utilization of units.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service. .  Revenue from PPAs for the three months ended March 31, 2020 increased $0.4 million, or 6.3%, to $6.5 million from $6.1 million for the three months ended March 31, 2019. Included within revenue was provision for common stock warrants of $0.6 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. The increase in revenue from PPAs for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily attributable to the increase in units associated with the PPAs, offset in part by increased provision for common stock warrants.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site.   Revenue associated with fuel delivered to customers for the three months ended March 31, 2020 increased $0.8 million, or 11.4%, to $7.3 million from $6.6 million for the three months ended March 31, 2019. Included within revenue was provision for common stock warrants of $0.8 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. The increase in revenue was due to an increase in the number of sites with fuel contracts in 2020, compared to 2019, partially offset by the increase in the provision for common stock warrants.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2020 increased 492.2%, or $11.4 million, to $13.7 million, compared to $2.3 million for the three months ended March 31, 2019. This increase was driven by the increase in GenDrive deployment volume and increase in hydrogen installations.  There were 825 units recognized as revenue during the three months ended March 31, 2020, compared to 94 for the three months ended March 31, 2019. Revenue associated with four hydrogen installations was recognized during the three months ended March 31, 2020, compared to zero during the three months ended March 31, 2019.  Gross margin generated from sales of fuel cell systems and related infrastructure increased to 32.6% for the three months ended March 31, 2020, compared to 8.8% for the three months ended March 31, 2019, primarily due to favorable changes in product mix and customer profile mix. Additionally, the increase in margin was due to better operating leverage as a result of the aforementioned increase in revenue.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2020 increased 33.6%, or $2.1 million, to $8.2 million, compared to $6.1 million for the three months ended March 31, 2019. Gross margin declined to (25.5)% for the three months ended March 31, 2020, compared to 3.5% for the three months ended March 31, 2019 primarily due to program investments targeting performance improvements, as well as incremental service costs during the quarter associated with increased usage of units at some of our primary customer sites caused by the COVID-19 crisis.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment.  Cost of revenue from PPAs for the three months ended March 31, 2020 increased $5.2 million, or 58.3%, to $14.2 million from $9.0 million for the three months ended March 31, 2019. Gross margin declined to (119.3)% for the three months ended March 31, 2020, as compared to (47.3)% for the three months ended March 31, 2019 primarily due to program investments targeting performance improvements, as well as incremental service costs during the quarter associated with increased usage of units at some of our primary customer sites caused by the COVID-19 crisis.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers and costs for onsite generation.    Cost of revenue from fuel delivered to customers for the three months ended March 31, 2020 increased $1.1 million, or 14.1%, to $9.0 million from $7.9 million for the three months ended March 31, 2019. The increase was due primarily to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs. Gross margin declined to (23.2)% during the three months ended March 31, 2020, compared to (20.3)% during the three months ended March 31, 2019 primarily due to the increase in the amount of provision for common stock warrants. The provision for common stock warrants from fuel delivered to customers for the three months ended March 31, 2020 and 2019 had a 9.3% and 6.0% negative impact on revenue, respectively, and was partly offset by improved efficiencies on existing hydrogen sites.

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

Research and development expense for the three months ended March 31, 2020 increased  $3.0 million, or 41.2%, to $10.4 million, from $7.4 million for the three months ended March 31, 2019.  The increase was primarily due to additional R&D program investments such as programs associated with improvement of fuel efficiency, GenDrive unit performance and new product development such as on-road delivery trucks as well as drone applications.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2020, increased $1.7 million, or 18.1%, to $11.0 million from $9.3 million for the three months ended March 31, 2019.  This increase was primarily related to increases in salaries and stock-based compensation.

Interest and other expense, net. Interest and other expense, net consists of interest and other expenses related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations, as well as foreign currency exchange losses, offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, restricted cash, foreign currency exchange gains and other income. Since March 31, 2019, the Company assumed approximately $50.0 million of additional long-term debt at 12% interest, issued a $40 million convertible senior note at 5.5% interest and entered into additional sale/leaseback finance obligation arrangements.

Net interest and other expense for the three months ended March 31, 2020 increased $3.2 million, or 38.8%, as compared to the three months ended March 31, 2019. This increase was attributable to the increase in finance obligations,  long-term debt and the issuance of the convertible senior note, as mentioned above.

Common Stock Warrant Liability

Change in fair value of common stock warrant liability. The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the unaudited interim condensed consolidated statement of operations as change in the fair value of common stock warrant liability. As of March 31, 2020, the Company no longer carries these types of warrants.

All remaining common stock warrants were fully exercised in the fourth quarter of 2019. As such there was no change in fair value as of March 31, 2020.

Income Tax

Income taxes. The Company did not record any income tax expense or benefit for the three months ended March 31, 2020 and 2019. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $37.5 million and $31.0 million for the three months ended March 31, 2020, and 2019, respectively, and had an accumulated deficit of $1.4 billion at March 31, 2020.

We have historically funded our operations primarily through public and private offerings of equity and debt, as well as short-term borrowings, long-term debt and project financings. The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity and debt offerings, including our at-the-market offering, will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. There is no guarantee that future funding will be available if and when required or at terms acceptable to the Company.  This projection is based on our current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

During the three months ended March 31, 2020, net cash used in operating activities was $60.0 million, consisting primarily of a net loss attributable to the Company of $37.5 million, and net outflows from fluctuations in working capital and other assets and liabilities of $33.9 million, offset by the impact of noncash charges of $11.4 million. The changes in working capital primarily were related to decreases in accounts receivable and accounts payable, accrued expenses, and other liabilities offset by increases in deferred revenue, inventory, prepaid expenses and, other current assets. As of March 31, 2020, we had cash and cash equivalents of $74.3 million and net working capital of $125.4 million. By comparison, at December 31, 2019, we had cash and cash equivalents of $139.5 million and net working capital of $162.5 million.

Net cash used in investing activities for the three months ended March 31, 2020, totaled $5.1 million and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we lease directly to customers are included in net cash used in investing activities. Net cash provided by financing activities for the three months ended March 31, 2020 totaled $4.1 million and primarily resulted from proceeds from the exercise of stock options of $6.1 million, increase in finance obligations of $9.0 million, offset by repayments of long-term debt of $5.3 million and finance obligations of $5.7 million.

Public and Private Offerings of Equity and Debt

Common Stock Issuance

On April 13, 2020, the Company entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley FBR, Inc., as sales agent, or FBR, pursuant to which the Company may offer and sell, from time to time through FBR, shares of Company common stock having an aggregate offering price of up to $75.0 million.  As of the date of this filing, the Company did not issue any shares of common stock pursuant to the Sales Agreement.

In December 2019, the Company issued and sold in a registered public offering an aggregate of 46 million shares of its common stock at a purchase price of $2.75 per share for net proceeds of approximately $120.4 million.

In March 2019, the Company issued and sold in a registered direct offering an aggregate of 10 million shares of its common stock at a purchase price of $2.35 per share for net proceeds of approximately $23.5 million.

Preferred Stock Issuance

In November 2018, the Company completed a private placement of an aggregate of 35,000 shares of the Company’s Series E Redeemable Convertible Preferred Stock, par value $0.01 per share, or the Series E Preferred Stock, for net proceeds of approximately $30.9 million. In the third quarter of 2019, the Company redeemed 4,038 shares of Series E Preferred Stock totaling $4.0 million. In the fourth quarter of 2019, the Company converted 30,962 shares of Series E Preferred Stock into 13.8 million shares of its common stock. In January 2020, the Company converted the remainder of the 500 shares of Series E Preferred Stock into 216,000 shares of its common stock.

Convertible Senior Notes

In September 2019, the Company issued a $40.0 million in aggregate principal amount of 7.5% convertible senior note due in 2023, which we refer to herein as the $40 million Convertible Senior Note. The Company’s total obligation, net of interest accretion, due to the holder is $48.0 million. The total net proceeds from this offering, after deducting costs of the issuance were $39.1 million. As of March 31, 2020, the outstanding balance of the note, net of related discount and issuance costs, was $40.4 million. See “$40 Million Convertible Senior Note” below  for more details.

In March 2018, the Company issued $100.0 million in aggregate principal amount of 5.5% convertible senior notes due in 2023, which we refer to herein as the $100 million Convertible Senior Notes. The total net proceeds from this offering, after deducting costs of the issuance, were approximately $95.9 million. Approximately $43.5 million of the proceeds were used for the cost of the Capped Call and the Common Stock Forward (as defined below), both of which are hedges related to the $100 million Convertible Senior Notes. As of March 31, 2020, the outstanding balance of the notes, net of related accretion and issuance costs, was $72.6 million. See “$100 Million Convertible Senior Notes” below, for more details.

Operating and Finance Leases

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  Transactions completed under the sale/leaseback transactions are generally accounted for as operating leases and therefore the sales of the fuel cell systems and hydrogen infrastructure are recognized as revenue.  In connection with certain sale/leaseback transactions, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s finance obligations. Cash received from customers under the PPAs is used to make payments against the Company’s finance obligations. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements at March 31, 2020 was $268.1 million, $234.6 million of which were secured with restricted cash, security deposits backing letters of credit, and pledged service escrows.

The Company has varied master lease agreements with Wells Fargo Equipment Finance, Inc., or Wells Fargo, to finance the Company’s commercial transactions with various customers. The Wells Fargo lease agreements were entered into during 2017, 2018, and 2019. No sale/leaseback transactions were entered with Wells Fargo during the three months ended March 31, 2020.  Pursuant to the lease agreements, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites.  The Company has a customer guarantee for a large portion of the transactions entered into in connection with such lease agreements. The Wells Fargo lease agreements required letters of credit for the unguaranteed portion totaling $55.5 million as of March 31, 2020. The total remaining lease liabilities owed to Wells Fargo were $108.0 million at March 31, 2020.

Over recent years, including in 2019, the Company has entered into master lease agreements with multiple institutions such as Key Equipment Finance (KeyBank), SunTrust Equipment Finance & Lease Corp. (now known as Truist), and First American Bancorp, Inc. (First American). In the first quarter of 2020, the Company entered into  additional lease agreements with KeyBank and First American. Similar to the Wells Fargo lease agreements, the primary purpose of these agreements is to finance commercial transactions with varied customers. Most of the transactions with these financial institutions required cash collateral for the unguaranteed portions totaling $179.1 million as of March 31, 2020. Similar to the Wells Fargo lease agreements, in many cases the Company has a customer guarantee for a large portion of the transactions. The total remaining lease liabilities owed to these financial institutions were $160.1 million at March 31, 2020.

Restricted Cash

As security for the above sale/leaseback agreements, as of March 31, 2020,  $129.7 million of our cash is required to be restricted and will be released over the lease terms. In addition, as of March 31, 2020, the Company had cash security deposits totaling $101.6 million backing letters of credit that secure the  sale/leaseback agreements

Secured Debt

In March 2019, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc., entered into a loan and security agreement, as amended (the Loan Agreement), with Generate Lending, LLC (Generate Capital), providing for a secured term loan facility in the amount of $100.0 million (the Term Loan Facility). The Company borrowed $85.0 million under the Loan Agreement on the date of closing and borrowed an additional $15.0 million in April 2019.  A portion of the initial proceeds of the loan was used to pay in full the Company’s long-term debt with NY Green Bank, a Division of the New York State Energy Research & Development Authority, including accrued interest of $17.6 million (the Green Bank Loan), and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC and repurchase the associated leased equipment. In connection with this transaction, the Company recognized a loss on extinguishment of debt of approximately $0.5 million during the three months ended March 31, 2019. This loss was recorded in interest and other expenses, net in the Company’s unaudited interim condensed consolidated statement of operations. Additionally, $1.7 million was paid to an escrow account related to additional fees due in connection with  the Green Bank Loan if the Company does not meet certain New York State employment and fuel cell deployment targets by March 2021. Amount escrowed is recorded in long-term other assets on the Company’s unaudited interim condensed consolidated balance sheets as of March 31, 2020. The Company presently expects to meet the targets as required under the arrangement. Additionally, in November 2019, the Company borrowed an incremental $20.0 million at 12% interest to fund working capital for ongoing deployments and other general corporate purposes. On March 31, 2020, the outstanding balance under the Term Loan Facility was $107.5 million with a 12% interest rate.

On May 6, 2020, the Company and Generate amended the Loan Agreement to, among other things, (i) provide an incremental term loan facility in the amount of $50.0 million, which has been fully funded, (ii) provide for additional, incremental term loans in an aggregate amount not to exceed $50.0 million, which are available to the Company in Generate Capital’s sole discretion, (iii) reduce the interest rate on all loans to 9.50% from 12.00% per annum, and (iv) extend the maturity date to October 31, 2025 from October 6, 2022.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments will be funded in part by releases of restricted cash, as described in Note 15, Commitments and Contingencies.  Based on the current amortization schedule, the outstanding balance of $157.5 million under the Term Loan Facility will be fully paid by March 31, 2024.  If addition term loans are funded, the entire then-outstanding principal balance of the Term Loan Facility, together with all accrued and unpaid interest, will be due and payable on the maturity date of October 31, 2025.

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

 The Loan Agreement contains covenants, including, among others, (i) the provision of annual and quarterly financial statements, management rights and insurance policies and (ii) restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales and (iii) compliance with a collateral coverage covenant. The Loan Agreement also provides for events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults at the discretion of the lender. As of March 31, 2020, the Company was in compliance with all the covenants.

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

As of March 31, 2020, the Term Loan Facility requires the principal balance at the end of each of the following years amortization may not exceed the following (in thousands):

December 31, 2020	$86,159
December 31, 2021	59,373

As of May 6, 2020, the Term Loan Facility, including the incremental borrowing subsequent to March 31, 2020, as described above, requires the principal balance at the end of each of the following years amortization may not exceed the following (in thousands):

December 31, 2020	$125,687
December 31, 2021	89,301
December 31, 2022	51,478
December 31, 2023	16,863

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

Several key indicators of liquidity are summarized in the following table (in thousands):

	Three months	Year
	ended or at	ended or at
	March 31, 2020	December 31, 2019
Cash and cash equivalents at end of period	$74,340	$139,496
Restricted cash at end of period	232,874	230,004
Working capital at end of period	125,431	162,549
Net loss attributable to common stockholders	37,492	85,517
Net cash used in operating activities	(60,015)	(51,522)
Net cash used in investing activities	(6,355)	(14,244)
Net cash provided by financing activities	4,083	325,060

$40 Million Convertible Senior Note

In September 2019, the Company issued a $40.0 million aggregate principal amount of 7.5%  Convertible Senior Note due on January 5, 2023 in exchange for net proceeds of $39.1 million, in a private placement to an accredited investor pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. There are no required principal payments prior to maturity of the note. Upon maturity of the note, the Company is required to repay 120% of $40.0 million, or $48.0 million. The note bears interest at 7.5% per annum, payable quarterly in arrears on January 5, April 5, July 5 and October 5 of each year beginning on October 5, 2019 and will mature on January 5, 2023 unless earlier converted or repurchased in accordance with its terms. The note is unsecured and does not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

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

The Company concluded the total debt discount at issuance of the note equaled approximately $8.0 million. This debt discount was attributed to the fact that upon maturity, the Company is required to repay 120% of $40.0 million, or $48.0 million. The related debt issuance costs were $1.0 million. The debt discount was recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheets) and is being amortized to interest expense over the term of the note using the effective interest rate method.

The note consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Principal amounts:
Principal at maturity	$48,000	$48,000
Unamortized debt discount	(6,800)	(7,400)
Unamortized debt issuance costs	(891)	(969)
Net carrying amount	$40,309	$39,631

Based on the closing price of the Company’s common stock of $3.54 on March 31, 2020, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at March 31, 2020 and December 31, 2019 was approximately $57.3 million and $53.5 million, respectively. The Company utilized a Monte Carlo simulation model to estimate the fair value of the convertible debt. The simulation model is designed to capture the potential settlement features of the convertible debt, in conjunction with simulated changes in the Company's stock price over the term of the note, incorporating a volatility assumption of 70%. This is considered a Level 3 fair value measurement.

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

Each $1,000 principal amount of the notes is convertible into 436.3002 shares of the Company’s common stock, which is equivalent to a conversion price of approximately $2.29 per share, subject to adjustment upon the occurrence of specified events.  Holders of these notes may convert their notes at their option at any time prior to the close of the last business day immediately preceding September 15, 2022, only under the following circumstances:

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

In accounting for the issuance of the notes, the Company separated the notes into liability and equity components. The initial carrying amount of the liability component of approximately $58.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $37.7 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the notes. The difference between the principal amount of the notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the notes. The effective interest rate is approximately 16.0%. The equity component of the notes is included in additional paid-in capital in the unaudited interim condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the notes of approximately $4.1 million, consisting of initial purchasers' discount of approximately $3.3 million and other issuance costs of $0.9 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the notes. Transaction costs attributable to the liability component were approximately $2.4 million, were recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheets) and are being amortized to interest expense over the term of the notes. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in stockholders’ equity.

The notes consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Principal amounts:
Principal	$100,000	$100,000
Unamortized debt discount (1)	(25,985)	(27,818)
Unamortized debt issuance costs (1)	(1,446)	(1,567)
Net carrying amount	$72,569	$70,615
Carrying amount of the equity component (2)	$37,702	$37,702
1)

Included in the unaudited interim condensed consolidated balance sheets within the $100.0 million Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

2)

Included in the unaudited interim condensed consolidated balance sheets within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit of $9.2 million.

Based on the closing price of the Company’s common stock of $3.54 on March 31, 2020, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the notes at March 31, 2020 and December 31, 2019 was approximately $147.4 million and $135.3 million, respectively. The Company utilized a Monte Carlo simulation model to estimate the fair value of the convertible debt. The simulation model is designed to capture the potential settlement features of the convertible debt, in conjunction with simulated changes in the Company's stock price over the term of the notes, incorporating a volatility assumption of 70%. This is considered a Level 3 fair value measurement.

Capped Call

 In conjunction with the issuance of the $100 million Convertible Senior Notes, the Company entered into capped call options  (Capped Call), on the Company’s common stock with certain counterparties at a price of $16.0 million. The net cost incurred in connection with the Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim condensed consolidated balance sheets.

The Capped Call is generally expected to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the $100 million Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the Capped Call transactions is initially $3.82 per share, which represents a premium of 100% over the last then-reported sale price of the Company’s common stock of $1.91 per share on the date of the transaction and is subject to certain adjustments under the terms of the Capped Call. The Capped Call becomes exercisable if the conversion option is exercised.

By entering into the Capped Call, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the $100 million Convertible Senior Notes.

Common Stock Forward

In connection with the sale of the $100 million Convertible Senior Notes, the Company also entered into a forward stock purchase transaction, or the Common Stock Forward, pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

The net cost incurred in connection with the Common Stock Forward of $27.5 million has been recorded as an increase in treasury stock in the unaudited interim condensed consolidated balance sheets.  The related shares were accounted for as a repurchase of common stock.

The fair values of the Capped Call and Common Stock Forward are not remeasured.

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

The majority of the Amazon Warrant Shares will vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The first tranche of 5,819,652 Amazon Warrant Shares vested upon the execution of the Amazon Transaction Agreement. Accordingly, $6.7 million, the fair value of the first tranche of Amazon Warrant Shares, was recognized as selling, general and administrative expense during 2017. All future provision for common stock warrants is measured based on their grant-date fair value and recorded as a charge against revenue. The second tranche of 29,098,260 Amazon Warrant Shares will vest in four installments of 7,274,565 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Amazon Warrant Shares is $1.1893 per share. After Amazon has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Amazon Warrant Shares will vest in eight installments of 2,546,098 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Amazon Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant Shares are exercisable through April 4, 2027 The Amazon Warrant Shares provide for net share settlement that, if elected by the holders, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Amazon Warrant Shares provide for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. These warrants are classified as equity instruments.

At March 31, 2020 and December 31, 2019,  20,368,782 of the Amazon Warrant Shares had vested. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended March 31, 2020 and 2019 was $1.3 million and $0.5 million, respectively.

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

The majority of the Walmart Warrant Shares will vest based on Walmart’s payment of up to $600.0 million to the Company in connection with Walmart’s purchase of goods and services from the Company. The first tranche of 5,819,652 Walmart Warrant Shares vested upon the execution of the Walmart Transaction Agreement.  Accordingly, $10.9 million, the fair value of the first tranche of Walmart Warrant Shares, was recorded as a provision for common stock warrants and presented as a reduction to revenue on the unaudited interim condensed consolidated statements of operations during 2017. All future provision for common stock warrants is measured based on their grant-date fair value and recorded as a charge against revenue. The second tranche of 29,098,260 Walmart Warrant Shares will vest in four installments of 7,274,565 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Walmart Warrant Shares is $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Walmart Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Walmart Warrant Shares, provided that, with limited exceptions, the exercise price for the third tranche will be no lower than $1.1893. The Walmart Warrant Shares are exercisable through July 20, 2027.

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

At March 31, 2020 and December 31, 2019, 5,819,652 of the Walmart Warrant Shares had vested.  The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended March 31, 2020 and 2019 was $0.9 million and $0.7 million, respectively.

Lessor Obligations

As of March 31, 2020, the Company had noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next one to seven years. Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2020 were as follows (in thousands):

Remainder of 2020	$27,806
2021	30,993
2022	23,632
2023	19,952
2024	16,508
2025 and thereafter	$27,643
Total future minimum lease payments	$146,534

Lessee Obligations

As of March 31, 2020, the Company had operating and finance leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, Nature of Operations) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating and finance leases are recognized on a straight‑line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as finance leases and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at March 31, 2020 and December 31, 2019 was $29.8 million and $31.7 million, respectively. The fair value of the finance obligation approximated the carrying value as of both March 31, 2020 and December 31, 2019.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at March 31, 2020 was $114.6 million, $17.0 million and $97.6 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheets.  The outstanding balance of this obligation at December 31, 2019 was $35.6 million, $6.0 million and $29.6 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of March 31, 2020.

The Company has a finance lease associated with its property and equipment in Latham, New York.  Liabilities relating to this lease of $2.2 million has been recorded as a finance obligation in the unaudited interim condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.  The fair value of this finance obligation approximated the carrying value as of March 31, 2020.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of March 31, 2020 were as follows (in thousands):

			Other	Total
	Operating	Finance	Leased	Finance
	Leases	Leases	Property	Obligations
Remainder of 2020	$34,998	$7,596	$285	$42,879
2021	46,669	9,276	407	56,352
2022	44,139	4,975	390	49,504
2023	39,074	3,149	366	42,589
2024	39,079	16,154	373	55,606
2025 and thereafter	40,250	—	1,174	41,424
Total future minimum lease payments	244,209	41,150	2,995	288,354
Less imputed lease interest	(66,624)	(11,299)	(838)	(78,761)
Sale of future services	114,625	—	—	114,625
Total lease liabilities	$292,210	$29,851	$2,157	$324,218

Rental expense for all operating leases was $12.6 million and $6.0 million for the three months ended March 31, 2020 and 2019, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $5.3 million and zero for the three months ended March 31, 2020 and 2019, respectively. Right of use assets obtained in exchange for new operating lease liabilities was $16.2 million and zero for the three months ended March 31, 2020 and 2019, respectively.

At both March 31, 2020 and December 31, 2019, security deposits associated with sale/leaseback transactions were $6.0 million, and were included in other assets in the unaudited interim condensed consolidated balance sheets.

Other information related to the operating leases are presented in the following tables:

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Cash payments (in thousands)	$12,522	$5,728

	As of March 31,
	2020	2019
Weighted average remaining lease term (years)	5.52	4.92
Weighted average discount rate	12.1%	12.1%

Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the unaudited interim consolidated statement of operations). Finance lease costs were as follows (in thousands):

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Amortization of right of use asset	$870	$808
Interest on finance obligations	638	2,091
Total finance lease cost	$1,508	$2,899

Right of use assets obtained in exchange for new finance lease liabilities was zero for both the three months ended March 31, 2020 and 2019.

Other information related to the finance leases are presented in the following tables:

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Cash payments (in thousands)	$2,610	$54,170

	As of March 31,
	2020	2019
Weighted average remaining lease term (years)	3.68	3.53
Weighted average discount rate	8.1%	10.8%

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $129.7 million was required to be restricted as security as of March 31, 2020, which restricted cash will be released over the lease term. As of March 31, 2020, the Company also had certain letters of credit backed by security deposits totaling $101.6 million that are security for the above noted sale/leaseback agreements.

The Company also had letters of credit in the aggregate amount of $0.5 million at March 31, 2020 associated with a finance obligation from the sale/leaseback of its building. We consider cash collateralizing this letter of credit as restricted cash.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company does not have off-balance sheet arrangements that are likely to have a current or future significant effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”, as well as a discussion of significant accounting policies included in Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements, both of which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

In June 2016, Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued. Also, In April 2019, Accounting Standards Update (ASU) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, was issued to make improvements to updates 2016-01, Financial Instruments – Overall (Subtopic 825-10), 2016-13, Financial Instruments – Credit Losses (Topic 326) and 2017-12, Derivatives and Hedging (Topic 815). ASU 2016-13 significantly changes how entities account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. The ASU requires a number of changes to the assessment of credit losses, including the utilization of an expected credit loss model, which requires consideration of a broader range of information to estimate expected credit losses over the entire lifetime of the asset, including losses where probability is considered remote. Additionally, the standard requires the estimation of lifetime expected losses for trade receivables and contract assets that are classified as current. The Company adopted these standards effective January 1, 2020 and determined the impact of the standards to be immaterial to the consolidated financial statements.

In April 2019, Accounting Standards Update (ASU) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, was issued to make improvements to updates 2016-01, Financial Instruments – Overall (Subtopic 825-10), 2016-13, Financial Instruments – Credit Losses (Topic 326) and 2017-12, Derivatives and Hedging (Topic 815). The Company adopted this standard effective January 1, 2020 and determined the impact of this standard to be immaterial to the consolidated financial statements.

In January 2017, Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350), was issued to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The Company adopted this standard effective January 1, 2020.

In August 2016, Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230)s: Classification of Certain Cash Receipts and Cash Payments, was issued to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this standard in 2019 and determined the impact of this standard to be immaterial to the consolidated financial statements.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In March 2020, Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This update is effective starting March 12, 2020 and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

In March 2020, Accounting Standards Update (ASU) 2020-03, Codification Improvements to Financial Instruments, was issued to make various codification improvements to financial instruments to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. This update will be effective at various dates as described in this ASU. The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

In February 2020, Accounting Standards Update (ASU) 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842), was issued to add a note to an SEC paragraph of the FASB’s Accounting Standards Codification stating that the SEC staff would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting Topic 842. This update is effective for fiscal years beginning after December 15, 2020. This update requires a modified retrospective adoption method. The Company is evaluating the adoption method as well as the impact this update will have on the unaudited interim condensed consolidated financial statements.

In January 2020, Accounting Standards Update (ASU) 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), was issued to clarify the interaction of the accounting rules for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This update is effective for fiscal years beginning after December 15, 2020. The Company is evaluating the adoption method as well as the impact this update will have on the condensed consolidated financial statements.

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

Item 1A - Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below.  The following risk factors should be considered carefully in addition to the other information contained in this Quarterly Report on Form 10‑Q as well as our other public filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020 . The occurrence of any of the following material risks could harm our business and future results of operations and could result in the trading price of our common stock declining and a partial or complete loss of your investment. These risks are not the only ones that we face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations and trading price of our common stock. The discussion contained in this Quarterly Report on Form 10‑Q contains “forward‑looking statements,” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Please refer to the section entitled “Forward‑Looking Statements.”

A.	MARKET RISKS

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely impact our business, our operations and our financial results.

        The recent outbreak of COVID-19, which surfaced in Wuhan, China, in December 2019, has since been declared a pandemic and has spread to multiple global regions, including the United States and Europe. To date, multiple state and national governments—including those in New York and Washington, where our manufacturing facilities are located—have issued orders requiring businesses that do not conduct essential services to temporarily close their physical workplaces to employees and customers. We are currently deemed an essential business and, as a result, are exempt from these state orders, in their current form. In March 2020, we put in place a number of protective measures in response to the COVID-19 outbreak. These measures include the canceling of all commercial air travel and all but other critical travel, requesting that employees limit non-essential personal travel, eliminating all but essential third-party access to our facilities, enhancing our facilities' janitorial and sanitary procedures, encouraging employees to work from home to the extent their job function enables them to do so, encouraging the use of virtual employee meetings, and providing staggered shifts and social distancing measures for those employees associated with manufacturing and service operations.

We cannot predict at this time the full extent to which COVID-19 will impact our business, results and financial condition, which will depend on many factors. We are staying in close communication with our manufacturing facilities, employees, customers, suppliers and partners, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so. Although as of the date hereof, we have not observed any material impacts to our supply of components, the situation is fluid. Many of the parts for our products are sourced from suppliers in China and the manufacturing situation in China remains variable. Supply chain disruptions could reduce the availability of key components, increase prices or both. Some of our customers, such as certain automotive manufacturers, have suspended operations at their facilities due to COVID-19. Accordingly, while those customers continue to pay for the leasing and servicing of our products, they are not purchasing hydrogen fuel.  Other customers are essential businesses and remain in operation. Certain of these customers, such as Walmart, significantly increased their use of units and hydrogen fuel consumption as a result of COVID-19.  In the quarter ended March 31, 2020, our services and power purchase agreement margins were negatively impacted by incremental service costs associated with increased usage of units at some of our primary customer sites. Future changes in applicable government orders or regulations, or changes in the interpretation of existing orders or regulations, could result in further disruptions to our business that may materially and adversely affect our financial condition and results of operations.  To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section.

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

Given the current COVID-19 pandemic, we are staying in close communication with our suppliers and acting to mitigate the impact of this dynamic and evolving situation.  There is no guarantee we will be able to do so.  Although as of the date hereof, we have not observed any material impact to our supply of components, the situation is fluid.  Many of our parts for our products are sourced from suppliers in China and the manufacturing situation in China remains variable.  Supply chain disruptions could reduce the availability of key components, increase prices or both.

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

Our operations require significant amounts of necessary parts and raw materials. We deploy a continuous, companywide process to source our parts and raw materials from fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. If we are unable to source these parts or raw materials, our operations may be disrupted, or we could experience a delay or halt in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, reduced availability or interruption in supplies, whether resulting from more stringent regulatory requirements; supplier financial condition; increases in duties and tariff costs; disruptions in transportation; an outbreak of a severe public health pandemic, such as the recent COVID-19 pandemic; severe weather; the occurrence or threat of wars or other conflicts, could have an adverse effect on our financial condition, results of operations and cash flows.  Also, see “We will continue to be dependent on certain third-party key suppliers for components in our products. The failure of a supplier to develop and supply components in a timely manner or at all, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products or could increase our cost of production” above for further discussion of risks associated with the recent COVID-19 pandemic.

We depend on a concentration of anchor customers for the majority of our revenues and the loss of any of these customers would adversely affect our business, financial condition, results of operations and cash flows.

We sell most of our products to a range of customers that include a few anchor customers, and while we are continually seeking to expand our customer base, we expect this will continue for the next several years.  For example, for the three months ended March 31, 2020, 65.9% of our total consolidated revenues were associated primarily with two customers. For the three months ended March 31, 2019, 56.2% of  our total consolidated revenues were associated primarily with two customers.  Any decline in business with significant customers could have an adverse impact on our business, financial condition and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers.  If we are unable to broaden our customer base and expand relationships with potential customers, our business will continue to be impacted by demand fluctuations due to our dependence on a small number of customers. Demand fluctuations can have a negative impact on our revenues, business, financial condition, results of operations and cash flows. Our dependence on a small number of major customers exposes us to additional risks. A slowdown, delay or reduction in a customer’s orders could result in excess inventories or unexpected quarterly fluctuations in our operating results and liquidity.  Each of our major customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules, which could adversely affect our business, financial condition, results of operations and cash flows. At March 31, 2020, three customers comprised approximately 85.2% of the total account receivable balance.  At December 31, 2019, two customers comprised approximately 63.4% of the total accounts receivable balance. If one of our major customers delays payment of or is unable to pay their receivables, that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As a result of the current COVID-19 pandemic, some or our customers, such as certain automotive manufacturers, have suspended operations at their facilities.  Accordingly, while those customers continue to pay for the leasing and servicing of our products as applicable, they are not purchasing hydrogen fuel. Other customers are essential businesses and remain in operations.  Certain of these customers, such as Walmart, significantly increased their use of units and hydrogen fuel consumption as a result of COVID-19.  In the quarter ended March 31, 2020, our services and power purchase agreement margins were negatively impact by incremental service costs associated with increased usage of units at some our primary customer sites.  Continuation of the COVID-19 pandemic could further disrupt our business and may materially and adversely affect our financial condition and results of operations.

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

On March 31, 2020, we had cash and cash equivalents of $74.3 million, restricted cash of $232.9 million and net working capital of $125.4 million. This compares to $139.5 million, $230.0 million and $162.5 million of cash and cash equivalents, restricted cash and net working capital, respectively, on December 31, 2019.

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

We have not achieved operating profitability in any quarter since our formation and we will continue to incur net losses until we can produce sufficient revenue to cover our costs. Our net losses were approximately $37.5 million and $31.0 million for the three months ended March 31, 2020 and 2019, respectively.   As of March 31, 2020, we had an accumulated deficit of $1.4 billion. We anticipate that we will continue to incur losses until we can produce and sell our products on a large‑scale and cost‑effective basis. We cannot guarantee when we will operate profitably, if ever. In order to achieve profitability, we must successfully execute our planned path to profitability in the early adoption markets on which we are focused. The profitability of our products depends largely on material and manufacturing costs and the market price of hydrogen. The hydrogen infrastructure that is needed to support our growth readiness and cost efficiency must be available and cost efficient. We must continue to shorten the cycles in our product roadmap with respect to improvement in product reliability and performance that our customers expect. We must execute on successful introduction of our products into the market. We must accurately evaluate our markets for, and react to, competitive threats in both other technologies (such as advanced batteries) and our technology field. Finally, we must continue to lower our products’ build costs and lifetime service costs. If we are unable to successfully take these steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.  Also, see “Weakness in the economy, market trends and other conditions affecting the profitability and financial stability of our customers could negatively impact our sales growth and results of operations” above for discussion of impact of COVID-19 pandemic.

Our indebtedness could adversely affect our liquidity, financial condition and our ability to fulfill our obligations and operate our business.

At March 31, 2020, our total outstanding indebtedness was approximately $219.6 million, consisting of $40.3 million of the $40.0 million in aggregate principal amount of 7.5% Convertible Senior Note due on January 5, 2023, $72.6 million of the $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due on March 15, 2023 and $106.9 million of outstanding indebtedness primarily associated with out Term Loan Facility, with Generate Lending, LLC, or the Term Loan Facility, and other long-term debt.

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

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as our $40.0 million in aggregate principal amount of 7.5% Convertible Senior Note due on January 5, 2023 and our $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due on March 15, 2023) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the convertible senior notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our unaudited interim consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the convertible senior notes. As a result, we are required to record a non-cash interest expense as a result of the amortization of the discounted carrying value of the convertible senior notes to their face amount over the term of the convertible senior notes. As a result, we report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include the amortization of the debt discount, which could adversely affect our reported or future financial results or the trading price of our common stock.

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

Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. See Note 2 to our unaudited interim condensed consolidated financial statements included in this report regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Further, the implementation of new accounting pronouncements or a change in other principles or interpretations could have a significant effect on our financial results.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our unaudited interim condensed consolidated financial statements and accompanying notes. For example, our revenue recognition policy is complex, and we often must make estimates and assumptions that could prove to be inaccurate. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Significant assumptions and estimates used in preparing our unaudited interim condensed consolidated financial statements include those related to revenue recognition, loss accrual for service, leases and provision for common stock warrants.  Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of investors, resulting in a decline in our stock price.

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

In March 2020, we put in place a number of protective measures in response to the COVID-19 outbreak.  These measures include the cancelling of all commercial air travel and all other non-critical travel, requesting that employees limit non-essential personal travel, eliminating all by essential third-party access to our facilities, enhancing our facilities’ janitorial and sanitary procedures, encouraging the use of virtual employee meetings, and providing staggered shifts and social distancing measures for those employees associated with manufacturing and service operations.  Future changes in applicable government orders or regulations, or changes in the interpretations of existing orders or regulations, could result in further disruptions to our business that may materially and adversely affect our financial condition and results of operations.

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

Our products are subject to certain federal, local, and non‑U.S. laws and regulations, including, for example, state and local ordinances relating to building codes, public safety, electrical and gas pipeline connections, hydrogen transportation and siting and related matters. See “Business—Government Regulations” for additional information. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Further, as products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our ability to manufacture, distribute, install and service our products. Any regulation of our products, whether at the federal, state, local or foreign level, including any regulations relating to the production, operation, installation, and servicing of our products may increase our costs and the price of our products, and noncompliance with applicable laws and regulations could subject us to investigations, sanctions, enforcement actions, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition. See “We are subject to various federal, state and local environmental and human health and safety laws and regulations that could impose significant costs and liabilities on us” above for discussion of impact of current COVID-19 pandemic.

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

Also, see “We will continue to be dependent on certain third-party key suppliers for components in our products. The failure of a supplier to develop and supply components in a timely manner or at all, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products or could increase our cost of production” above for further discussion of risks associated with the recent COVID-19 pandemic.

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

We may fail to close potential future acquisitions, including those related to our hydrogen vertical integration strategy, and the failure to close such acquisitions may have a negative impact on our business and the trading price of our common stock.

As part of our business strategy, and particularly in light of our goal to vertically integrate hydrogen production into our business, we regularly pursue the acquisition of companies, technologies and products. Completion of any such acquisitions is typically subject to many risks and uncertainties, many of which may be out of our control. For example, if closing conditions are not satisfied or waived, or if other events intervene or delay the closing of the acquisitions, such conditions or events could have the effect of delaying the completion of the acquisitions or result in the acquisitions not being completed.  If the acquisitions are not completed, the price of our common stock may decline to the extent that such price reflects a market assumption that the acquisitions will be completed.  In addition, we may incur substantial costs in connection with future potential acquisitions, including fees of financial advisors, accountants and legal counsel, which will be payable regardless of whether the acquisitions are completed.  Moreover, the successful closing of any potential future acquisitions may not achieve its intended benefits or may disrupt our plans and operations.  The completion of any future acquisition may expose us to unknown or contingent liabilities for which we may not be indemnified. Failure to realize the expected costs savings and operating synergies could also result in increased costs, decreases in expected revenue, disruptions in our current plans and operations, and diversion of our management’s time and energy. Also, to the extent we finance the acquisitions by issuing equity securities, our existing stockholders may be diluted. All of these factors, among others, could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the acquisitions, and/or negatively impact the price of our stock price.

F.  RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

Our stock price and stock trading volume have been and could remain volatile, and the value of your investment could decline.

The market price of our common stock has historically experienced and may continue to experience significant volatility. In 2019, the sales price of our common stock fluctuated from a high of $4.04 per share to a low of $1.23 per share.  During the first quarter of 2020, our stock price fluctuated from a closing high of $5.72 per share to a low closing price of $2.76.  Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders, including one or more of our strategic partners, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Such market price volatility could adversely affect our ability to raise additional capital. In addition, we may be subject to securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

The COVID-19 pandemic has caused increased volatility and dislocation in  stock prices in general, including the market price of our common stock.  Continuation and/or increased severity of the COVID-19 pandemic could cause additional volatility in, or have a negative impact on, our stock price.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of March 31, 2020, there were approximately 43,630,020 shares of common stock issuable upon conversion of the 5.5% Convertible Senior Notes due March 2023 at a conversion price of $2.29 per share, 15,503,876 shares of common stock issuable upon conversion of the 7.5% Convertible Senior Note due January 2023 at a conversion price of $2.58 per share, and 2,782,075 shares of common stock issuable upon conversion of the Series C Redeemable Convertible Preferred Stock at a conversion price of $0.2343 per share.  In addition, as of March 31, 2020, we had outstanding options exercisable for an aggregate of 19,803,872 shares of common stock at a weighted average exercise price of $2.57 per share and 110,573,392 shares of common stock issuable upon the exercise of warrants, 26,188,434 of which were vested as of March 31, 2020.

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

(a)  None.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

1.1	At Market Issuance Sales Agreement, dated April 13, 2020, by and between Plug Power Inc. and B. Riley FBR, Inc.

10.1 (1)	Fifth Amendment to Loan and Security Agreement, dated as of May 6, 2020, by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and Generate Lending, LLC

31.1 (1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (1)
101.SCH*	XBRL Taxonomy Extension Schema Document (1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.

*Submitted electronically herewith.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 8, 2020	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)