Form 10-Q
period 2020-06-30
PLUG POWER INC
filed 2020-08-10
CIK 1093691

Table of Contents

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value of $0.01 per share, outstanding as of August 05, 2020 was 365,802,413.

Table of Contents

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$152,492	$139,496
Restricted cash	50,634	54,813
Accounts receivable	45,522	25,448
Inventory	114,571	72,391
Prepaid expenses and other current assets	31,436	21,192
Total current assets	394,655	313,340

Restricted cash	180,127	175,191
Property, plant, and equipment, net of accumulated depreciation of $19,203 and $17,417, respectively	60,018	14,959
Leased property, net	274,721	244,740
Goodwill	70,402	8,842
Intangible assets, net	38,574	5,539
Other assets	11,817	8,573
Total assets	$1,030,314	$771,184

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,812	$40,376
Accrued expenses	23,320	14,213
Deferred revenue	14,902	11,691
Finance obligations	57,695	49,507
Current portion of long-term debt	50,933	26,461
Other current liabilities	21,692	8,543
Total current liabilities	208,354	150,791
Deferred revenue	25,038	23,369
Finance obligations	300,653	265,228
Convertible senior notes, net	142,704	110,246
Long-term debt	101,844	85,708
Other liabilities	11,756	13
Total liabilities	790,349	635,355

Redeemable preferred stock:
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: zero at June 30, 2020 and 2,620 at December 31, 2019	—	709
Series E redeemable preferred stock, $0.01 par value per share; Shares authorized: 35,000 at both June 30, 2020 and December 31, 2019; Issued and outstanding: zero at June 30, 2020 and 500 at December 31, 2019	—	441
Stockholders’ equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued (including shares in treasury): 348,201,792 at June 30, 2020 and 318,637,560 at December 31, 2019	3,482	3,186
Additional paid-in capital	1,658,532	1,507,116
Accumulated other comprehensive income	1,271	1,400
Accumulated deficit	(1,391,961)	(1,345,807)
Less common stock in treasury: 15,292,591 at June 30, 2020 and 15,259,045 at December 31, 2019	(31,359)	(31,216)
Total stockholders’ equity	239,965	134,679
Total liabilities, redeemable preferred stock, and stockholders’ equity	$1,030,314	$771,184

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenue:
Sales of fuel cell systems and related infrastructure	$47,746	$38,696	$68,133	$41,240
Services performed on fuel cell systems and related infrastructure	6,236	5,341	12,757	11,684
Power Purchase Agreements	6,654	6,409	13,150	12,519
Fuel delivered to customers	7,372	7,089	14,705	13,671
Other	62	—	138	—
Net revenue	68,070	57,535	108,883	79,114
Cost of revenue:
Sales of fuel cell systems and related infrastructure	33,676	23,129	47,420	25,450
Services performed on fuel cell systems and related infrastructure	6,491	6,218	14,672	12,341
Power Purchase Agreements	13,704	8,713	27,947	17,711
Fuel delivered to customers	9,060	8,854	18,095	16,775
Other	63	—	144	—
Total cost of revenue	62,994	46,914	108,278	72,277

Gross profit	5,076	10,621	605	6,837

Operating expenses:
Research and development	9,757	8,933	20,169	16,306
Selling, general and administrative	21,658	13,627	32,671	22,951
Total operating expenses	31,415	22,560	52,840	39,257

Operating loss	(26,339)	(11,939)	(52,235)	(32,420)

Interest and other expense, net	(13,198)	(7,861)	(24,781)	(16,206)
Change in fair value of common stock warrant liability	—	1,706	—	(420)
Gain on extinguishment of debt	13,222	—	13,222	—

Loss before income taxes	$(26,315)	$(18,094)	$(63,794)	$(49,046)

Income tax benefit	17,659	—	17,659	—

Net loss attributable to the Company	$(8,656)	$(18,094)	$(46,135)	$(49,046)

Preferred stock dividends declared and accretion of discount	(13)	(13)	(19)	(26)
Net loss attributable to common stockholders	$(8,669)	$(18,107)	$(46,154)	$(49,072)
Net loss per share:
Basic and diluted	$(0.03)	$(0.08)	$(0.15)	$(0.22)
Weighted average number of common stock outstanding	316,645,050	231,114,868	310,918,626	225,899,224

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net loss attributable to the Company	$(8,656)	$(18,094)	$(46,135)	$(49,046)
Other comprehensive gain (loss) - foreign currency translation adjustment	107	86	(129)	(124)
Comprehensive loss	$(8,549)	$(18,008)	$(46,264)	$(49,170)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	(Deficit) Equity
December 31, 2019	318,637,560	$3,186	$1,507,116	$1,400	15,259,045	$(31,216)	$(1,345,807)	$134,679
Net loss attributable to the Company	—	—	—	—	—	—	(46,135)	(46,135)
Other comprehensive loss	—	—	—	(129)	—	—	—	(129)
Stock-based compensation	586,558	6	6,325	—	33,371	(143)	—	6,188
Stock dividend	5,156	—	19	—	—	—	(19)	—
Public offerings, common stock, net	—	—	(269)	—	—	—	—	(269)
Stock option exercises	6,905,936	69	15,729	—	175	—	—	15,798
Equity component of $200 million convertible senior notes issued, net of issuance costs and income tax expense	—	—	115,884	—	—	—	—	115,884
Purchase of capped calls	—	—	(16,253)	—	—	—	—	(16,253)
Termination of capped calls	—	—	24,158	—	—	—	—	24,158
Provision for common stock warrants	—	—	7,983	—	—	—	—	7,983
Accretion of discount, preferred stock	—	—	(29)	—	—	—	—	(29)
Conversion of preferred stock	2,998,526	30	1,148	—	—	—	—	1,178
Repurchase of $100 million convertible senior notes, net of income tax benefit	9,409,591	94	(52,855)	—	—	—	—	(52,761)
Shares issued for acquisitions	9,658,465	97	49,576	—	—	—	—	49,673
June 30, 2020	348,201,792	$3,482	$1,658,532	$1,271	15,292,591	$(31,359)	$(1,391,961)	$239,965

December 31, 2018	234,160,661	$2,342	$1,289,714	$1,584	15,002,663	$(30,637)	$(1,260,290)	$2,713
Net loss attributable to the Company	—	—	—	—	—	—	(49,046)	(49,046)
Other comprehensive loss	—	—	—	(124)	—	—	—	(124)
Stock-based compensation	780,985	8	5,115	—	—	—	—	5,123
Stock dividend	10,147	—	26	—	—	—	(26)	—
Issuance of common stock, net	11,881,637	119	28,146	—	—	—	—	28,265
Stock option exercises	141,743	1	248	—	17,774	(44)	—	205
Provision for common stock warrants	—	—	5,662	—	—	—	—	5,662
June 30, 2019	246,975,173	$2,470	$1,328,911	$1,460	15,020,437	$(30,681)	$(1,309,362)	$(7,202)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2020	2019
Operating Activities
Net loss attributable to the Company	$(46,135)	$(49,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	5,783	5,496
Amortization of intangible assets	398	338
Stock-based compensation	6,188	5,123
Gain on extinguishment of debt	(13,222)	—
Provision for bad debts and other assets	—	907
Amortization of debt issuance costs and discount on convertible senior notes	6,528	4,340
Provision for common stock warrants	7,983	2,209
Loss on disposal of leased assets	—	212
Change in fair value of common stock warrant liability	—	420
Income tax benefit	(17,659)	—
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(18,393)	9,848
Inventory	(37,983)	(25,280)
Prepaid expenses, and other assets	(11,817)	(460)
Accounts payable, accrued expenses, and other liabilities	4,699	1,232
Deferred revenue	2,383	(3,827)
Net cash used in operating activities	(111,247)	(48,488)
Investing Activities
Purchases of property, plant and equipment	(5,009)	(2,844)
Purchase of intangible assets	—	(1,860)
Purchases for construction of leased property	(6,256)	(1,987)
Net cash paid for acquisitions	(45,286)	—
Proceeds from sale of leased assets	—	375
Net cash used in investing activities	(56,551)	(6,316)
Financing Activities
Proceeds from issuance of preferred stock, net of transaction costs	—	(8)
Proceeds from public offerings, net of transaction costs	(269)	28,265
Proceeds from exercise of stock options	15,798	205
Proceeds from issuance of convertible senior notes, net	205,100	—
Repurchase of convertible senior notes	(90,238)	—
Purchase of capped calls	(16,253)	—
Proceeds from termination of capped calls	24,158	—
Principal payments on long-term debt	(21,626)	(17,521)
Proceeds from long-term debt, net	49,000	99,546
Repayments of finance obligations	(11,783)	(56,070)
Proceeds from finance obligations	27,678	25,609
Net cash provided by financing activities	181,565	80,026
Effect of exchange rate changes on cash	(14)	(48)
Decrease in cash, cash equivalents and restricted cash	13,753	25,174
Cash, cash equivalents, and restricted cash beginning of period	369,500	110,153
Cash, cash equivalents, and restricted cash end of period	$383,253	$135,327

Supplemental disclosure of cash flow information
Cash paid for interest	$9,466	$8,673

Summary of non-cash investing and financing activity
Recognition of right of use asset	$26,922	$34,530
Conversion of preferred stock to common stock	441	—

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

Unless the context indicates, the terms “Company,” “Plug Power,” “we,” “our” or “us” as used herein refers to Plug Power Inc. and its subsidiaries.

1.	Nature of Operations

Description of Business

As a leading provider of comprehensive hydrogen fuel cell turnkey solutions, Plug Power Inc., or the Company, is seeking to build a green hydrogen economy.  The Company is focused on hydrogen and fuel cell systems that are used to power electric motors primarily in the electric mobility and stationary power markets, given the ongoing paradigm shift in the power, energy, and transportation industries to address climate change, energy security, and meet sustainability goals.  Plug Power created the first commercially viable market for hydrogen fuel cell, or the HFC technology. As a result, the Company has deployed over 34,000 fuel cell systems, and has become the largest buyer of liquid hydrogen, having built and operated a hydrogen network across North America.

We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from multiple sources. The majority of liquid hydrogen in the United States is produced using the steam methane reforming process and utilizing by-product hydrogen from chlor alkali production. By-product hydrogen from a chlor alkali plant is considered to be low carbon hydrogen and in some cases, considered green hydrogen, depending on the source of electricity and geographic location. We source a significant amount of liquid hydrogen based on the chlor alkali process today. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products have proven valuable with telecommunications, transportation and utility customers as robust, reliable and sustainable power solutions.

We provide and continue to develop commercially-viable hydrogen and fuel cell solutions for industrial mobility applications (including electric forklifts and electric industrial vehicles) at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility and environmental benefits. In June of 2020, Plug Power completed the acquisitions of United Hydrogen Group Inc. and Giner ELX, Inc. in line with the Company’s hydrogen vertical integration strategy, with plans to have more than 50% of the hydrogen used  by the Company to be green by 2024. These acquisitions further enhance Plug Power’s position in the hydrogen industry with capabilities in generation, liquefaction and distribution of hydrogen fuel complementing its industry-leading position in the design, construction, and operation of customer-facing hydrogen fueling stations. These acquisitions establish a pathway for Plug Power to transition from low-carbon to zero-carbon hydrogen solutions.

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

GenKey: GenKey is our vertically integrated “turn-key” solution combining either GenDrive or GenSure fuel cell power with GenFuel fuel and GenCare aftermarket service, offering complete simplicity to customers transitioning to fuel cell power; and

ProGen:  ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans. This includes the Plug Power MEA (membrane electrode assembly), a critical component of the fuel cell stack used in zero-emission fuel cell electric vehicle engines,  in which Plug Power is the largest producer in North America.

We provide our products worldwide through our direct product sales force, and by leveraging relationships with original equipment manufacturers and their dealer networks. We manufacture our commercially-viable products in Latham, NY, Rochester, NY and Spokane, WA and support liquid hydrogen generation  and logistics in Charleston, TN.

Liquidity

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased to customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customers’ hydrogen infrastructure as well as production and delivery of the hydrogen fuel, continued development and expansion of our products, payment of lease/financing obligations under sale/leaseback financings, and the repayment or refinancing of our long-term debt. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining and expanding positive gross margins across all product lines; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of developing marketing and distribution channels; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers and to repay or refinance our long-term debt, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $46.2 million and $49.1 million for the six months ended June 30, 2020 and 2019, respectively, and had an accumulated deficit of $1.4 billion at June 30, 2020.

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

During the six months ended June 30, 2020, net cash used in operating activities was $111.2 million, consisting primarily of a net loss attributable to the Company of $46.1 million, and net outflows from fluctuations in working capital and other assets and liabilities of $61.1 million. The changes in working capital primarily were related to increases in various current asset and liability accounts. As of June 30, 2020, we had cash and cash equivalents of $152.5 million and net working capital of $186.3 million. By comparison, at December 31, 2019, we had cash and cash equivalents of $139.5 million and net working capital of $162.5 million.

Net cash used in investing activities for the six months ended June 30, 2020 totaled $56.6 million and included net cash paid for acquisitions, purchases of property, plant and equipment, and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we lease directly to customers are included in net cash used in investing activities.

Net cash provided by financing activities for the six months ended June 30, 2020 totaled $181.6 million and primarily resulted from the issuance of convertible senior notes, and proceeds from borrowing on long-term debt, offset by the repurchase of convertible senior notes and related capped calls.

Public and Private Offerings of Equity and Debt

Common Stock Issuances

On April 13, 2020, the Company entered into an At Market Issuance Sales Agreement (ATM), with B. Riley FBR, Inc., as sales agent, or FBR, pursuant to which the Company may offer and sell, from time to time through FBR, shares of Company common stock having an aggregate offering price of up to $75.0 million. As of the date of this filing, the Company did not issue any shares of common stock pursuant to the ATM.

In the second quarter of 2019, the Company issued 2.1 million shares of common stock pursuant to an ATM entered into with FBR, as sales agent, on April 3, 2017, resulting in net proceeds of $5.5 million. There were no sales under the ATM in the first quarter of 2019.

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

Convertible Senior Notes

In May 2020, the Company issued $212.8 million in aggregate principal amount of 3.75% convertible senior notes due  2025, which we refer to herein as the 3.75% Convertible Senior Notes. The total net proceeds from this offering, after deducting costs of the issuance, were $205.1 million. The Company used $90.2 million of the net proceeds from the offering of the 3.75% Convertible Senior Notes to repurchase $66.3 million of the $100 million in aggregate principal amount of 5.5% Convertible Senior Notes due 2023, which we refer to herein as the 5.5% Convertible Senior Notes. In addition, the Company used approximately $15.3 million of the net proceeds from the offering of the 3.75% Convertible Senior Notes to enter into privately negotiated capped called transactions.

In September 2019, the Company issued a $40.0 million in aggregate principal amount of 7.5% convertible senior note due 2023, which we refer to herein as the 7.5% Convertible Senior Note. The Company’s total obligation, net of interest accretion, due to the holder was $48.0 million. The total net proceeds from this offering, after deducting costs of the issuance, were $39.1 million. As of June 30, 2020, the outstanding balance of the note, net of related discount and issuance costs, was $41.0 million. On July 1, 2020, the note automatically converted fully into 16.0 million shares of common stock.

Operating and Finance Leases

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  Transactions completed under the sale/leaseback arrangements are generally accounted for as operating leases and therefore the sales of the fuel cell systems and hydrogen infrastructure are recognized as revenue.  In connection with certain sale/leaseback transactions, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s finance obligations. Cash received from customers under the PPAs is used to make payments against the Company’s finance obligations. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements at June 30, 2020 was $293.7 million, $233.8 million of which were secured with restricted cash, security deposits backing letters of credit, and pledged service escrows.

The Company has varied master lease agreements with Wells Fargo Equipment Finance, Inc., or Wells Fargo, to finance the Company’s commercial transactions with various customers. The Wells Fargo lease agreements were entered into during 2017, 2018, and 2019. No sale/leaseback transactions were entered with Wells Fargo during the six months ended June 30, 2020.  Pursuant to the lease agreements, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites.  The Company has a customer guarantee for a large portion of the transactions entered into in connection with such lease agreements. The Wells Fargo lease agreements required letters of credit for the unguaranteed portion totaling $50.6 million as of June 30, 2020. The total remaining lease liabilities owed to Wells Fargo were $103.2 million at June 30, 2020.

Over recent years, including in 2019, the Company has entered into master lease agreements with multiple institutions such as Key Equipment Finance (KeyBank), SunTrust Equipment Finance & Lease Corp. (now known as Truist Bank), and First American Bancorp, Inc. (First American). In the first half of 2020, the Company entered into  additional lease agreements with KeyBank, First American and Truist Bank. Similar to the Wells Fargo lease agreements, the primary purpose of these agreements is to finance commercial transactions with varied customers. Most of the transactions with these financial institutions required cash collateral for the unguaranteed portions totaling $172.3 million as of June 30, 2020. Similar to the Wells Fargo lease agreements, in many cases the Company has a customer guarantee for a large portion of the transactions. The total remaining lease liabilities owed to these financial institutions were $190.5 million at June 30, 2020.

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

On May 6, 2020, the Company and Generate amended the Loan Agreement to, among other things, (i) provide an incremental term loan facility in the amount of $50.0 million, which has been fully funded, (ii) provide for additional, incremental term loans in an aggregate amount not to exceed $50.0 million, which are available to the Company in Generate Capital’s sole discretion, (iii) reduce the interest rate on all loans to 9.50% from 12.00% per annum, and (iv) extend the maturity date to October 31, 2025 from October 6, 2022. Based on the amortization schedule as June 30, 2020, the outstanding balance of $141.2 million under the Term Loan Facility will be fully paid by March 31, 2024.

On July 10, 2020 the Company borrowed an additional $25.0 million under the amended Loan Agreement. See Note 8, Long-Term Debt, for additional information.

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

●	ASC Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

●	The lease term for all of the Company’s leases includes the noncancelable period of the lease, plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

●	Lease payments included in the measurement of the lease liability comprise fixed payments, and the exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise the option.

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

In 2017, in separate transactions, the Company issued to each of Amazon and Walmart warrants to purchase shares of the Company’s common stock. The Company presents the provision for common stock warrants within each revenue-related line item on the unaudited interim consolidated statements of operations. This presentation reflects a discount that those common stock warrants represent, and therefore revenue is net of these non-cash charges.  The provision of common stock warrants is allocated to the relevant revenue-related line items based upon the expected mix of the revenue for each respective contract. See Note 12, Warrant Transaction Agreements, for more details.

Nature of goods and services

The following is a description of principal activities from which the Company generates its revenue.

(i)	Sales of Fuel Cell Systems and Related Infrastructure

Revenue from sales of fuel cell systems and related infrastructure represents sales of our GenDrive units, GenSure stationary backup power units, as well as hydrogen fueling infrastructure.

The Company considers comparable list prices, as well as historical average pricing approaches to determine standalone selling prices for GenDrive fuel cells. The Company uses observable evidence from similar products in the market to determine standalone selling prices for GenSure stationary backup power units and hydrogen fueling infrastructure. The determination of standalone selling prices of the Company’s performance obligations requires significant judgment, including continual assessment of pricing approaches and available observable evidence in the market.  Once relative standalone selling prices are determined, the Company proportionately allocates the transaction price to each performance obligation within the customer arrangement. The allocated transaction price related to fuel cell systems and spare parts is recognized as revenue at a point in time which usually occurs at shipment (and occasionally upon delivery). Revenue on hydrogen infrastructure installations is generally recognized at the point at which transfer of control passes to the customer, which usually occurs upon customer acceptance of the hydrogen infrastructure. In certain instances, control of hydrogen infrastructure installations transfers to the customer over time, and the related revenue is recognized over time as the performance obligation is satisfied. The Company uses an input method to determine the amount of revenue to recognize during each reporting period based on the Company’s efforts to satisfy the performance obligation.

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

In substantially all of its commercial transactions, the Company sells extended maintenance contracts that generally provide for a five to ten year service period from the date of product installation in exchange for an up-front payment. Services include monitoring, technical support, maintenance and services that provide for 97% to 98% uptime of the fleet. These services are accounted for as a separate performance obligation, and accordingly, revenue generated from these transactions, subject to the proportional allocation of transaction price, is deferred and recognized as revenue over the term of the contract, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized as revenue on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract. Sales of spare parts are included within service revenue on the unaudited interim consolidated statements of operations. When costs are projected to exceed revenues over the life of the extended maintenance contract, an accrual for loss contracts is recorded. Costs are estimated based upon historical experience and consider the estimated impact of the Company’s cost reduction initiatives. The actual results may differ from these estimates.

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

Certain of the Company’s sale/leaseback transactions with third-party financial institutions are required to be accounted for as finance leases.  As a result, no upfront revenue was recognized at the closing of these transactions and a finance obligation for each lease was established. The fuel cell systems and related infrastructure that are provided to customers through these PPAs are classified as leased property, net in the unaudited interim condensed consolidated balance sheets. Costs to service the leased property, depreciation of the leased property, and other related costs are included in cost of PPA revenue in the unaudited interim condensed consolidated statements of operations. Interest cost associated with finance leases is presented within interest and other expense, net in the unaudited interim condensed consolidated statements of operations.

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

To recognize revenue, the Company, as lessee, is required to determine whether each sale/leaseback arrangement meets operating lease criteria. As part of the assessment of these criteria, the Company estimates certain key inputs to the associated calculations such as: 1) discount rate it uses to discount the unpaid lease payments to present value and 2) useful life of the underlying asset(s):

●	ASC Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in its leases because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate to estimate the discount rate for each lease.

●	In order for a lease to be classified as an operating lease, the lease term cannot exceed 75% (major part) of the estimated useful life of the leased asset. The average estimated useful life of the fuel cells is 10 years, and the average estimated useful life of the hydrogen infrastructure is 20 years. These estimated useful lives are compared to the term of each lease to ensure that 75% of the estimated useful life of the assets is not exceeded which allows the Company to meet the operating lease criteria.

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

Cash Equivalents

For purposes of the unaudited interim condensed consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. At June 30, 2020, cash equivalents consisted of money market accounts. The Company’s cash and cash equivalents are deposited with financial institutions located in the United States and may at times exceed insured limits.

Equity Instruments – Common Stock Warrants

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

Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon and Walmart as discussed in Note 12, Warrant Transaction Agreements. The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (ASU 2019-08), which requires entities to measure and classify share-based payment awards granted to a customer by applying the guidance under Topic 718, as of January 1, 2019. As a result, the amount recorded as a reduction of revenue is measured based on the grant-date fair value of the warrants. Except for the third tranche, the fair value of all warrants was measured at January 1, 2019, the adoption date of ASU 2019-08. For the third tranche, the fair value will be determined when the second tranche vests. At that time, the fair value will also be determined for that tranche.

In order to calculate warrant charges, the Company uses the Black-Scholes pricing model, which requires key inputs including volatility and risk-free interest rate and certain unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company estimates the fair value of unvested warrants, considered to be probable of vesting. Based on this estimated fair value, the Company determines warrant charges, which are recorded as a reduction of revenue in the unaudited interim condensed consolidated statement of operations.

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

Reclassifications

Reclassifications are made, whenever necessary, to prior period financial statements to conform to the current period presentation. As of June 30, 2020, there have been no such reclassifications.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued. Also, In April 2019, Accounting Standards Update (ASU) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, was issued to make improvements to updates 2016-01, Financial Instruments – Overall (Subtopic 825-10), 2016-13, Financial Instruments – Credit Losses (Topic 326) and 2017-12, Derivatives and Hedging (Topic 815). ASU 2016-13 significantly changes how entities account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. The ASU requires a number of changes to the assessment of credit losses, including the utilization of an expected credit loss model, which requires consideration of a broader range of information to estimate expected credit losses over the entire lifetime of the asset, including losses where probability is considered remote. Additionally, the standard requires the estimation of lifetime expected losses for trade receivables and contract assets that are classified as current. The Company adopted these standards effective January 1, 2020 and determined the impact of the standards to be immaterial to the consolidated financial statements.

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In August 2020, Accounting Standards Update (ASU) 2020-06, Debt – Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, was issued to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity.

This update is effective after December 15, 2021. The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

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

In December 2019, Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, was issued to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. This update will be effective beginning after December 15, 2020. The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

3. Acquisitions

Giner ELX, Inc. Acquisition

On June 22, 2020, the Company acquired 100% of the outstanding shares of Giner ELX, Inc. (Giner ELX). Giner ELX is developer of electrolysis hydrogen generators which is used for on-site refueling of hydrogen fuel cells.

The fair value of consideration paid by the Company in connection with the Giner ELX acquisition was as follows (in thousands):

Cash	$25,820
Plug Power Stock	19,263
Contingent consideration	7,140
Total consideration	52,223

The contingent consideration represents the estimated, preliminary fair value associated with earn-out payments of $16.0 million that the sellers are eligible to receive. Of the total earnout consideration, $8.0 million is related to the achievement of the Allagash earn-out, $2.0 million is associated with the receipt of certain customer opportunities (purchase orders or other contracts) by December 31, 2021, and $6.0 million is associated with the achievement of certain revenue targets for years 2021 through 2023. The Allagash earn-out is achieved when the Company has produced at least two PEM electrolyzer stacks of one megawatt each, utilizing the dry build process and meets certain technical specifications as more fully described in the merger agreement. To be fully paid, the Allagash earn-out needs to be satisfied by July 31, 2023 and is reduced by approximately 8.33% each month beyond this date. In addition to the above, should the earn-out revenue exceed 150% of the 2023 target, the sellers will receive warrants with a value of $5.0 million and if the earn-out revenue exceeds 200% of the 2023 revenue target, the sellers will receive warrants with a value of $10.0 million. The warrants are exercisable within two years of issuance.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired, excluding goodwill (in thousands):

Accounts receivable	$1,237
Inventory	4,108
Prepaid expenses and other assets	(4,707)
Property, plant and equipment	596
Identifiable intangibles	29,930
Accounts payable, accrued expenses and other liabilities	(1,887)
Deferred revenue	(2,347)
Total net assets acquired, excluding goodwill	26,930

The preliminary fair value of acquired identified intangible assets were calculated with the assistance of an independent valuator and were determined through a variety of valuation techniques.

Identifiable intangibles consisted of developed technology, non-compete agreements, estimated in-process research and development (IPR&D), and customer relationships.

The fair value of acquired developed technology and non-complete agreements was nominal.

The fair value of the acquired IPR&D totaling $29.0 million has been calculated using the multi-period excess earnings method (MPEEM) approach which is a variant of the income approach. The basic principle of the MPEEM approach is that a single asset, in isolation, is not capable of generating cash flow for an enterprise. Several assets are brought together and exploited to generate cash flow. Therefore, to determine cash flow from the exploitation of IPR&D, one must deduct the related expenses incurred for the exploitation of other assets used for the generation of overall cash flow and revenues. The fair value of IPR&D was estimated by discounting the net cash flow derived from the expected revenues attributable to the acquired IPR&D. The fair value of the acquired customer relationships totaling 0.3 million has been calculated using a distributor method approach, which is a variant of the MPEEM under the income approach.

In addition to identifiable intangible asset, the fair value of the deferred revenue was determined using a cost build-up approach. The direct cost of fulfilling the obligation plus a normal profit margin was used to determine the value of the assumed deferred revenue liability.

Included in the purchase consideration are three contingent earn-out payments (as described above): the Allagash earn-out, the customer opportunities, and the revenue targets. Due to the nature of the Allagash and customer opportunities, as outlined in the purchase agreement, a scenario based method (SBM) was used to value these contingent payments as the payments are milestone based in nature. The revenue targets are achieved when certain revenue thresholds are met, and the catch-up provision creates path-dependency. As such, the revenue targets were valued using Monte Carlo Simulation.

Included in Giner ELX’s net assets acquired are net deferred tax liabilities of $6.1 million. In connection of the acquisition of these net deferred tax liabilities, the Company reduced its valuation allowance by $5.2 million and recognized a tax benefit $5.2 million during the three- and six- months ended June 30, 2020.

Goodwill associated with the Giner ELX acquisition was calculated as follows (in thousands):

Consideration paid	$52,223
Less: net assets acquired	(26,930)
Total goodwill recognized	25,293

The goodwill consists of the Company’s increased capabilities in green hydrogen supply through the production of electrolyzers. The synergies with the Company’s production of hydrogen storage and dispensing equipment is important to the Company as the demand for green hydrogen increases.

United Hydrogen Group Inc. Acquisition

On June 18, 2020, the Company acquired 100% of the outstanding shares of United Hydrogen Group Inc. (UHG). UHG produces and sells liquid hydrogen.

The fair value of consideration paid by the Company in connection with the Giner ELX acquisition was as follows (in thousands):

Cash	$19,466
Plug Power Stock	30,410
Contingent consideration	1,110
Total consideration	50,986

Included in cash and common stock in the above table is $1.3 million of cash and $6.5 million of common stock that was paid in April 2020 to purchase a convertible note in UHG. This convertible note included terms that allowed for reduction of the purchase price if the Company was to complete the acquisitions. As such, this note was cancelled in conjunction with the closing of this acquisition.

A portion of the purchase price of UHG was in the form of contingent consideration.  The contingent consideration is contingent on future performance related to the expansion of the liquefication capacity of the Charleston, Tennessee liquid hydrogen plant (the Charleston Plant).  The Company’s liability for this contingent consideration was measured at fair value based on the Company’s expectations of achieving the expansion milestone.  The expected performance was assessed by management which was discounted to present value in order to derive a fair value of the contingent consideration.

In accordance with the merger agreement, the Company is obligated to pay $1.5 million by June 30, 2021 once the liquefication capacity of the Charleston Plant is complete to the UHG’s stockholders.  Due to the level of progress made as of the reporting date, it is estimated that a payout will be made.  As a result, the Company has recorded $1.1 million as the fair value of the contingent consideration.

The Company’s liability for contingent consideration was preliminarily measured and estimated at fair value based on unobservable inputs, and was considered a level 3 financial instrument.  The fair value of the liability determined was primarily driven by the Company’s expectations of reaching the performance milestone.  The expected milestone of expansion of the liquefication capacity of the Charleston Plant was discounted to present value in order to derive a fair value of the contingent consideration. The primary inputs of the calculation were the probabilities of achieving the milestone and a discount rate.  At June 30, 2020 the Company has recorded $1.1 million as the fair value of contingent consideration.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired, excluding goodwill (in thousands):

Accounts receivable	444
Inventory	89
Prepaid expenses and other assets	1,152
Property, plant and equipment	41,244
Leased property	796
Identifiable intangibles	2,338
Long-term debt	(13,080)
Other liabilities	(13,820)
Accounts payable, accrued expenses, deferred revenue and finance obligations	(4,560)
Total net assets acquired, excluding goodwill	14,603

The preliminary fair value of acquired identified intangible assets were calculated with the assistance of an independent valuator and were determined through a variety of valuation techniques.

Identifiable intangibles consisted of developed technology, as described above.  The fair value of the developed technology totaling $2.3 million has been calculated using the relief from royalty approach which is a variant of the income approach. The application of the relief from royalty approach involves estimating the value of an intangible asset by quantifying the present value of the stream of market derived royalty payments that the owner of the intangible asset is exempted or ‘relieved’ from paying.

Additionally the Company estimated the fair value of an unfavorable customer contract. The fair value of the acquired unfavorable customer contract was calculated using a with and with-out analysis which is a variant of the income approach.  Cash flows were calculated using pricing per terms of the existing contract and then compared to cash flows using expected market pricing. The difference between the two cash flows was used to determine the fair value of the contract.

UHG will be eligible to receive earn-out payments, contingent on the company achieving certain milestones (successful completion of construction and achieving a defined capacity/production level). Due to the milestone nature of the payments, a scenario based method (SBM) was used to value these contingent payments.

Goodwill associated with the UHG acquisition was calculated as follows (in thousands):

Consideration paid	$50,986
Less: net assets acquired	(14,603)
Total goodwill recognized	36,383

Goodwill consists of the Company’s ability to expand liquid hydrogen manufacturing capability with an established management team. The Company now has capabilities in liquid hydrogen generation, liquefaction and distribution logistics, which is important in a growing hydrogen market.

The above estimates are preliminary in nature and subject to adjustments. Any necessary adjustments will be finalized within one year from the date of acquisition. Substantially all the receivables acquired are expected to be collectible. We have not identified any material unrecorded pre-acquisition contingencies where the related asset or liability, or an impairment is probable and the amount can be reasonably estimated. Purchased goodwill is not expected to be deductible for tax purposes.

The results of the Giner ELX and UHG are included in the Company’s results for the three and six months ended June 30, 2020 and are considered immaterial.

4. Earnings Per Share

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

The potentially dilutive securities are summarized as follows:

	At June 30,
	2020	2019
Stock options outstanding (1)	16,273,120	21,258,304
Restricted stock outstanding (2)	4,455,484	2,504,392
Common stock warrants (3)	110,573,392	115,824,142
Preferred stock (4)	—	17,933,591
Convertible Senior Notes (5)	72,872,730	43,630,020
Number of dilutive potential shares of common stock	204,174,726	201,150,449

(1)During the three months ended June 30, 2020 and 2019, the Company granted 174,649 and 339,392 stock options, respectively. During the six months ended June 30, 2020 and 2019, the Company granted 174,649 and 364,392 stock options, respectively.

(2)During the three months ended June 30, 2020 and 2019, the Company granted 96,649 and 339,392 shares of restricted stock, respectively. During the six months ended June 30, 2020 and 2019, the Company granted 94,649 and 364,392 shares of restricted stock, respectively.

(3)In April 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 12, Warrant Transaction Agreements. Of these warrants issued, none have been exercised as of June 30, 2020.

In July 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement with Walmart, subject to certain vesting events, as described in Note 12, Warrant Transaction Agreements. Of these warrants issued, none have been exercised as of June 30, 2020.

(4)The preferred stock amount represents the dilutive potential on the shares of common stock as a result of the conversion of the Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock) and Series E Redeemable Preferred Stock (Series E Preferred Stock), based on the conversion price of each preferred stock as of June 30, 2020, and 2019, respectively. Of the 10,431 shares of Series C Preferred Stock issued on May 16, 2013, all shares had been converted to common stock as of June 30, 2020.  On November 1, 2018, the Company issued 35,000 shares of Series E Preferred Stock. As of December 31, 2019, 30,462 shares of the Series E Preferred Stock had been converted to common stock and 4,038 shares were redeemed for cash. The remaining 500 shares of Series E Preferred Stock were converted to common stock in January 2020.

(5)In March 2018, the Company issued the 5.5% Convertible Senior Notes. In September 2019, the Company issued the $7.5% Convertible Senior Note. In May 2020, the Company issued the 3.5 % Convertible Senior Notes and repurchased $66.3 million of the 5.5% Convertible Senior Notes. See Note 9, Convertible Senior Notes.

5. Inventory

Inventory as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials and supplies – production locations	$72,222	$48,011
Raw materials and supplies – customer locations	10,291	9,241
Work-in-process	27,289	12,529
Finished goods	4,769	2,610
Inventory	$114,571	$72,391

6. Leased Property

Leased property at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Right of use assets – operating	$237,467	$198,068
Right of use assets – finance	42,161	41,475
Capitalized costs of lessor assets	46,034	41,465
Less: accumulated depreciation	(50,941)	(36,268)
Leased property, net	$274,721	$244,740

7. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of June 30, 2020 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	10 years	$12,112	$(3,205)	$8,907
Customer relationships, Backlog & Trademark	8 years	890	(223)	667
In process R&D	Indefinite	29,000	—	29,000
		$42,002	$(3,428)	$38,574

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2019 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	9 years	$8,244	$(2,815)	$5,429
Customer relationships & Trademark	9 years	320	(210)	110
		$8,564	$(3,025)	$5,539

The change in the gross carrying amount of the acquired technology from December 31, 2019 to June 30, 2020 was due to changes in foreign currency translation, acquisitions of UHG and Giner ELX, and accrual for American Fuel Cell (AFC) milestone payment payments, as discussed below.

In the second quarter of 2020, the Company’s in-process research and development was related to the development of the dry build process associated with electrolyzer stacks, as part of acquisition of Giner ELX. The related intangible asset is not currently amortized, as research and development is ongoing. Upon completion of the dry build process, amortization will commence based upon the estimated useful life of the underlying asset. See Note 3 – Acquisitions, for more details.

Also, in the second quarter of 2020, the Company acquired technology as part of the acquisition of UHG.  The technology relates to the chemical process of manufacturing liquid hydrogen from chlor-alkali waste stream. See Note 3 – Acquisitions, for more details.

In the second quarter of 2019, the Company acquired intellectual property from EnergyOr for $1.5 million. In addition, the Company agreed to pay the sellers a royalty based on future sales of relevant applications, not to exceed $3.0 million, by May 22, 2025. These royalties are added to the intangible asset balance, as incurred.

As part of the agreement to acquire the intellectual property from AFC, the Company shall pay AFC milestone payments not to exceed $2.9 million in total, if certain milestones associated with the production of components related to the acquired technology are met before April 2021. As of June 30, 2020, the Company paid $0.4 million and accrued $1.7 million in relation to the aforementioned milestones.

Amortization expense for acquired identifiable intangible assets was $0.2 million for the three months ended June 30, 2020 and $0.4 million for the six months ended June 30, 2020. Amortization expense for the acquired identifiable assets was $0.3 million for the three months ended June 30, 2019 and $0.3 million for the six months ended June 30, 2019.

Estimated amortization expense for subsequent years was as follows (in thousands):

Remainder of 2020	$667
2021	1,334
2022	1,334
2023	1,334
2024 and thereafter	4,905
Total	$9,574

8. Long-Term Debt

In March 2019, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc., entered into a loan and security agreement, as amended (the Loan Agreement), with Generate Lending, LLC (Generate Capital), providing for a secured term loan facility in the amount of $100.0 million (the Term Loan Facility). The Company borrowed $85.0 million under the Loan Agreement on the date of closing and borrowed an additional $15.0 million in April 2019 and $20 million in November 2019. A portion of the initial proceeds of the loan was used to pay in full the Company’s long-term debt with NY Green Bank, a Division of the New York State Energy Research & Development Authority, including accrued interest of $17.6 million (the Green Bank Loan), and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC and repurchase the associated leased equipment. In connection with this transaction, the Company recognized a loss on extinguishment of debt of approximately $0.5 million during the six months ended June 30, 2019. This loss was recorded in interest and other expenses, net in the Company’s unaudited interim condensed consolidated statement of operations. Additionally, $1.7 million was paid to an escrow account related to additional fees due in connection with  the Green Bank Loan if the Company does not meet certain New York State employment and fuel cell deployment targets by March 2021. Amount escrowed is recorded in long-term other assets on the Company’s unaudited interim condensed consolidated balance sheets as of June 30, 2020. The Company presently expects to meet the targets as required under the arrangement.

Additionally, on May 6, 2020, the Company and its subsidiaries, Emerging Power, Inc. and Emergent Power, Inc., entered into a Fifth Amendment (the Amendment) to the Loan Agreement and Security Agreement, dated as of March 29, 2019, as amended (the Loan Agreement) with Generate Lending, LLC (Generate Capital). The Amendment amends the Loan Agreement  to, among other things, (i) provide for an incremental term loan in the amount of $50.0 million, (ii) provide for additional, uncommitted incremental term loans in an aggregate amount not to exceed $50.0 million, which may become available to the Company in Generate Capital’s sole discretion, (iii) reduce the interest rate on all loans to 9.50% from 12.00% per annum, and (iv) extend the maturity date to October 31, 2025 from October 6, 2022. The $50 million incremental term loan has been fully funded. In connection with the restructuring, the Company capitalized $1.0 million of origination fees and expensed $300 thousand in legal fees.

On June 30, 2020, the outstanding balance under the Term Loan Facility was $141.2 million with a 9.5% interest rate. On July 10, 2020 the Company borrowed an additional $25.0 million, under the amended Loan Agreement.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments will be funded in part by releases of restricted cash, as described in Note 16, Commitments and Contingencies. Based on the amortization schedule as of June 30, 2020, the outstanding balance of $141.2 million under the Term Loan Facility will be fully paid by March 31, 2024. If addition term loans are funded, the entire then-outstanding principal balance of the Term Loan Facility, together with all accrued and unpaid interest, will be due and payable on the maturity date of October 31, 2025.

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

 The Loan Agreement contains covenants, including, among others, (i) the provision of annual and quarterly financial statements, management rights and insurance policies and (ii) restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales and (iii) compliance with a collateral coverage covenant. The Loan Agreement also provides for events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults at the discretion of the lender. As of June 30, 2020, the Company was in compliance with all the covenants.

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

As of June 30, 2020, the Term Loan Facility requires the principal balance at the end of each of the following years amortization not to exceed the following (in thousands):

December 31, 2020	$125,687
December 31, 2021	89,301
December 31, 2022	51,478
December 31, 2023	16,863
December 31, 2024	—

As of August 10, 2020, the Term Loan Facility, given the incremental borrowing subsequent to June 30, 2020, as described above, requires the principal balance at the end of each of the following years amortization not to exceed the following (in thousands):

December 31, 2020	$139,017
December 31, 2021	102,317

December 31, 2022	68,321
December 31, 2023	37,920
December 31, 2024	8,692
December 31, 2025	—

9. Convertible Senior Notes

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025, which is referred to herein as the 3.75% Convertible Senior Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes.

The 3.75% Convertible Senior Notes bear interest at a  rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020.  The notes will mature on June 1, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms.

The 3.75% Convertible Senior Notes are senior, unsecured obligations of the Company and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the notes, equal in right of payment to any of the Company’s existing and future liabilities that are not so subordinated, including the Company’s $100 million in aggregate principal amount of 5.5% Convertible Senior Notes due 2023, which is referred to herein as the 5.5% Convertible Senior Notes, effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities, including trade payables, of its current or future subsidiaries.

Holders of the 3.75% Convertible Senior Notes may convert their notes at their option at any time prior to the close of the business day immediately preceding December 1, 2024 in the following circumstances:

1)	during any calendar quarter commencing after September 30, 2020, if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

2)	during the five business days after any five consecutive trading day period (such five consecutive trading day period, the measurement period) in which the trading price per $1,000 principal amount of the 3.75% Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

3)	if the Company calls any or all of the 3.75% Convertible Senior Notes for redemption, any such notes that have been called for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

4)	upon the occurrence of specified corporate events, as described in the indenture governing the 3.75% Convertible Senior Notes.

On or after December 1, 2024, the holders of the 3.75% Convertible Senior Notes may convert all or any portion of their notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.

The initial conversion rate for the 3.75% Convertible Senior Notes will be 198.6196 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.03 per share of the Company’s common stock, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.

In addition, following certain corporate events or following issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event or convert its notes called for redemption during the related redemption period in certain circumstances.

The 3.75% Convertible Senior Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 5, 2023 and before the 41st scheduled trading day immediately before the maturity date, at a cash redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the three trading days immediately preceding the date the Company sends the related redemption notice, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company sends such redemption notice.

If the Company undergoes a “fundamental change” (as defined in the Indenture), holders may require the Company to repurchase their notes for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date.

In accounting for the issuance of the 3.75% Convertible Senior Notes, the Company separated the notes into liability and equity components. The initial carrying amount of the liability component of approximately $75.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $130.3 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 3.75% Convertible Senior Notes. The difference between the principal amount of the 3.75% Convertible Senior Notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the 3.75% Convertible Senior Notes. The effective interest rate is approximately 29.0%.  The equity component of the 3.75% Convertible Senior Notes is included in additional paid-in capital in the unaudited interim condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the 3.75% Convertible Senior Notes of approximately $7.0 million, consisting of initial purchasers’ discount of approximately $6.4 million and other issuance costs of $0.6 million.  In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 3.75% Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.6 million, were recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheets) and are being amortized to interest expense over the term of the 3.75% Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $4.4 million and were netted with the equity component in stockholders’ equity.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

June 30,
2020
Principal amounts:
Principal	$212,463
Unamortized debt discount (1)	(133,321)
Unamortized debt issuance costs (1)	(2,517)
Net carrying amount	$76,625
Carrying amount of the equity component (2)	$130,249

1)	Included in the unaudited interim condensed consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

2)	Included in the unaudited interim condensed consolidated balance sheets within additional paid-in capital, net of $4.4 million in equity issuance costs and associated income tax benefit of $12.4 million.

Based on the closing price of the Company’s common stock of $8.21 on June 30, 2020, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at June 30, 2020 was approximately $339.0 million. The Company utilized a Monte Carlo simulation model to estimate the fair value of the convertible debt. The simulation model is designed to capture the potential settlement features of the convertible debt, in conjunction with simulated changes in the Company’s stock price over the term of the note, incorporating a volatility assumption of 75%. This is considered a Level 3 fair value measurement.

Capped Call

In conjunction with the pricing of the 3.75% Convertible Senior Notes, the Company entered into privately negotiated capped call transactions ($200 million Notes Capped Call) with certain counterparties at a price of $16.2 million. The 3.75% Notes Capped Call cover, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that underlie the initial 3.75% Convertible Senior Notes and is generally expected to reduce potential dilution to the Company’s common stock upon any conversion of the 3.75% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the 3.75% Notes Capped Call is initially $6.7560 per share, which represents a premium of approximately 60% over the last then-reported sale price of the Company’s common stock of $4.11 per share on the date of the transaction and is subject to certain adjustments under the terms of the 3.75% Notes Capped Call. The 3.75% Notes Capped Call becomes exercisable if the conversion option is exercised.

The net cost incurred in connection with the 3.75% Notes Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim condensed consolidated balance sheet

7.5% Convertible Senior Note

In September 2019, the Company issued $40.0 million aggregate principal amount of 7.5%  Convertible Senior Note due on January 5, 2023, which is referred to herein as the 7.5% Convertible Senior Note, in exchange for net proceeds of $39.1 million, in a private placement to an accredited investor pursuant to Rule 144A under the Securities Act . There are no required principal payments prior to maturity of the 7.5% Convertible Senior Note. Upon maturity of the 7.5% Convertible Senior Note, the Company is required to repay 120% of $40.0 million, or $48.0 million. The 7.5% Convertible Senior Note bears interest at 7.5% per annum, payable quarterly in arrears on January 5, April 5, July 5 and October 5 of each year beginning on October 5, 2019 and will mature on January 5, 2023 unless earlier converted or repurchased in accordance with its terms. The 7.5% Convertible Senior Note is unsecured and does not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

The 7.5% Convertible Senior Note has an initial conversion rate of 387.5969, which is subject to adjustment in certain events. The initial conversion rate is equivalent to an initial conversion price of approximately $2.58 per share of common stock. The holder of the 7.5% Convertible Senior Note may convert at its option at any time until the close of business on the second scheduled trading day immediately prior to the maturity date for shares of the Company’s common stock, subject to certain limitations. In addition, the 7.5% Convertible Senior Note will be automatically converted if (1) the daily volume-weighted average price per share of common stock exceeds 175% of the conversion price (as described above) on each of the 20 consecutive VWAP trading days (as defined in the note) beginning after the issue date of the 7.5% Convertible Senior Note and (2) certain equity conditions (as defined in the note) are satisfied. Only if both criteria are met is the note automatically converted. Upon either the voluntary or automatic conversion of the 7.5% Convertible Senior Note, the Company will deliver shares of common stock based on (1) the then-effective conversion rate and (2) the original principal amount of $40.0 million and not the maturity principal amount of $48.0 million. The 7.5% Convertible Senior Note does not allow cash settlement (entirely or partially) upon conversion. As such, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted earnings per share.

The Company concluded the conversion features did not require bifurcation. Specifically, while the Company determined that (i) the conversion features were not clearly and closely related to the host contracts, (ii) the 7.5% Convertible Senior Note (i.e., hybrid instrument) is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (iii) the conversion features, if freestanding, would meet the definition of a derivative, the Company concluded such conversion features meet the equity scope exception, and therefore, the conversion features are not required to be bifurcated from the 7.5% Convertible Senior Note.

If the Company undergoes a fundamental change prior to the maturity date, subject to certain limitations, the holder may require the Company to repurchase for cash all or a portion of the 7.5% Convertible Senior Note at a cash repurchase price equal to any accrued and unpaid interest on the note (or portion thereof), plus the greater of (1) 115% of the maturity principal amount of $48.0 million (or portion thereof) and (2) 110% of the product of (i) the conversion rate in effect as of the trading day immediately preceding the date of such fundamental change; (ii) the principal amount of the $40.0 million 7.5% Convertible Senior Note to be repurchased divided by $1,000; and (iii) the average of the daily volume-weighted average price per share of the Company’s common stock over the five consecutive VWAP trading days immediately before the effective date of such fundamental change.

In addition, with the consent of the holder of the  note, subject to certain limitations, the Company may redeem all or any portion of the 7.5% Convertible Senior Note, at the Company’s option, at a cash redemption price equal to any accrued and unpaid interest on the note (or portion thereof), plus the greater of (1) 105% of the maturity principal amount of $48.0 million (or portion thereof); and (2) 115% of the product of (i) the conversion rate in effect as of the trading day immediately preceding the related redemption date; (ii) the principal amount of the 7.5% Convertible Senior Note to be redeemed divided by $1,000; and (iii) the arithmetic average of the daily volume-weighted average price per share of common stock over the five consecutive VWAP trading days immediately before the related redemption date.

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

The Company concluded the total debt discount at issuance of the 7.5% Convertible Senior Note equaled approximately $8.0 million. This debt discount  was attributed to the fact that upon maturity, the Company is required to repay 120% of $40.0 million, or $48.0 million. In addition, the related debt issuance costs were $1.0 million. The debt discount was recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheets) and is being amortized to interest expense over the term of the 7.5% Convertible Senior Note using the effective interest rate method.

The 7.5% Convertible Senior Note consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Principal amounts:
Principal at maturity	$48,000	$48,000
Unamortized debt discount	(6,200)	(7,400)
Unamortized debt issuance costs	(812)	(969)
Net carrying amount	$40,988	$39,631

Based on the closing price of the Company’s common stock of $8.21 on June 30, 2020, the if-converted value of the 7.5% Convertible Senior Note was greater than the principal amount. The estimated fair value of the 7.5% Convertible Senior Note at June 30, 2020 and December 31, 2019 was approximately $131.4 million and $53.5 million, respectively. The Company utilized a Monte Carlo simulation model to estimate the fair value of the convertible debt. The simulation model is designed to capture the potential settlement features of the convertible debt, in conjunction with simulated changes in the Company’s stock price over the term of the 7.5% Convertible Senior Note, incorporating a volatility assumption of 75%. This is considered a Level 3 fair value measurement.

On July 1, 2020, the 7.5% Convertible Senior Note automatically converted into 16.0 million shares of common stock.

5.5% Convertible Senior Notes

In March 2018, the Company issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due on March 15, 2023, which is referred to herein as the 5.5% Convertible Senior Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

In May 2020, the Company used a portion of the net proceeds from the issuance of the 3.75% Convertible Senior Notes to finance the cash portion of the partial repurchase of the 5.5% Convertible Senior Notes, which consisted of a repurchase of approximately $66.3 million in aggregate principal amount of the 5.5% Convertible Senior Notes in privately-negotiated transactions for aggregate consideration of $128.9 million, consisting of approximately $90.2 million in cash and approximately 9.4 million shares of the Company’s common stock. Of the $128.9 million in aggregate consideration, $35.5 million and $93.4 million were allocated to the debt and equity components, respectively, utilizing an effective discount rate of 29.8% to determine the fair value of the liability component. As of the repurchase date, the carrying value of the 5.5% Convertible Senior Notes that were repurchased, net of unamortized debt discount and issuance costs, was $48.7 million. The partial repurchase of the 5.5% Convertible Senior Notes resulted in a $13.2 million gain on early debt extinguishment. As of June 30, 2020, approximately $33.7 million aggregate principal amount of the 5.5% Convertible Senior Notes remained outstanding.

At issuance in March 2018, the total net proceeds from the 5.5% Convertible Senior Notes were as follows:

Amount
(in thousands)
Principal amount	$100,000
Less initial purchasers’ discount	(3,250)
Less cost of related capped call and common stock forward	(43,500)
Less other issuance costs	(894)
Net proceeds	$52,356

The 5.5% Convertible Senior Notes bear interest at 5.5%, payable semi-annually in cash on March 15 and September 15 of each year.  The 5.5% Convertible Senior Notes will mature on March 15, 2023, unless earlier converted or repurchased in accordance with their terms. The 5.5% Convertible Senior Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

Each $1,000 principal amount of the 5.5% Convertible Senior Notes is convertible into 436.3002 shares of the Company’s common stock, which is equivalent to a conversion price of approximately $2.29 per share, subject to adjustment upon the occurrence of specified events.  Holders of these 5.5% Convertible Senior Notes may convert their 5.5% Convertible Senior Notes at their option at any time prior to the close of the last business day immediately preceding September 15, 2022, only under the following circumstances:

1)during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

2)during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 5.5% Convertible Senior Notes) per $1,000 principal amount of 5.5% Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 5.5% Convertible Senior Notes on each such trading day;

3)if the Company calls any or all of the 5.5% Convertible Senior Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

4)upon the occurrence of certain specified corporate events, such as a beneficial owner acquiring more than 50% of the total voting power of the Company’s common stock, recapitalization of the Company, dissolution or liquidation of the Company, or the Company’s common stock ceases to be listed on an active market exchange.

On or after September 15, 2022, holders may convert all or any portion of their 5.5% Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.

Upon conversion of the  5.5% Convertible Senior Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. While the Company plans to settle the principal amount of the 5.5% Convertible Senior Notes in cash subject to available funding at time of settlement, we currently use the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, subject to meeting the criteria for using the treasury stock method in future periods.

The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest. Holders who convert their 5.5% Convertible Senior Notes in connection with certain corporate events that constitute a “make-whole fundamental change” per the indenture governing the 5.5% Convertible Senior Notes or in connection with a redemption will be, under certain circumstances, entitled to an increase in the conversion rate. In addition, if the Company undergoes a fundamental change prior to the maturity date, holders may require the Company to repurchase for cash all or a portion of its 5.5% Convertible Senior Notes at a repurchase price equal to 100% of the principal amount of the repurchased 5.5% Convertible Senior Notes, plus accrued and unpaid interest.

The Company may not redeem the 5.5% Convertible Senior Notes prior to March 20, 2021.  The Company may redeem for cash all or any portion of the 5.5% Convertible Senior Notes, at the Company’s option, on or after March 20, 2021 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the three trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 5.5% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In accounting for the issuance of the notes, the Company separated the 5.5% Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component of approximately $58.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $37.7 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 5.5% Convertible Senior Notes. The difference between the principal amount of the 5.5% Convertible Senior Notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the 5.5% Convertible Senior Notes. The effective interest rate is approximately 16.0%. The equity component of the 5.5% Convertible Senior Notes is included in additional paid-in capital in the unaudited interim condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the 5.5% Convertible Senior Notes of approximately $4.1 million, consisting of initial purchasers’ discount of approximately $3.3 million and other issuance costs of $0.9 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 5.5% Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.4 million, were recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheets) and are being amortized to interest expense over the term of the 5.5% Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in stockholders’ equity.

The 5.5% Convertible Senior Notes consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Principal amounts:
Principal	$33,660	$100,000
Unamortized debt discount (1)	(8,126)	(27,818)
Unamortized debt issuance costs (1)	(443)	(1,567)
Net carrying amount	$25,091	$70,615
Carrying amount of the equity component (2)	$—	$37,702
1)Included in the unaudited interim condensed consolidated balance sheets within the 5.5% Convertible Senior Notes, net and amortized over the remaining life of the 5.5% Convertible Senior Notes using the effective interest rate method.

2)Included in the unaudited interim condensed consolidated balance sheets within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit of $9.2 million, at December 31, 2019.

Based on the closing price of the Company’s common stock of $8.21 on June 30, 2020, the if-converted value of the 5.5% Convertible Senior Notes was greater than the principal amount. The estimated fair value of the 5.5% Convertible Senior Notes at June 30, 2020 and December 31, 2019 was approximately $120.9 million and $135.3 million, respectively. The Company utilized a Monte Carlo simulation model to estimate the fair value of the convertible debt. The simulation model is designed to capture the potential settlement features of the convertible debt, in conjunction with simulated changes in the Company’s stock price over the term of the 5.5% Convertible Senior Notes, incorporating a volatility assumption of 75%. This is considered a Level 3 fair value measurement.

Capped Call

In conjunction with the pricing of the 5.5% Convertible Senior Notes, the Company entered into privately negotiated capped call transactions (5.5% Notes Capped Call) with certain counterparties at a price of $16.0 million. The 5.5% Notes Capped Call cover, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that underlie the initial 5.5% Convertible Senior Notes and is generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 5.5% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 5.5% Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the 5.5% Notes Capped Call is initially $3.82 per share, which represents a premium of 100% over the last then-reported sale price of the Company’s common stock of $1.91 per share on the date of the transaction and is subject to certain adjustments under the terms of the 5.5% Notes Capped Call. The 5.5% Notes Capped Call becomes exercisable if the conversion option is exercised.

The net cost incurred in connection with the 5.5% Notes Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim condensed consolidated balance sheets.

In conjunction with the partial repurchase of the 5.5% Convertible Senior Notes, the Company terminated 100% of the 5.5% Notes Capped Call on June 5, 2020. As a result of the termination, the Company received $24.2 million which is recorded in additional paid-in capital.

Common Stock Forward

In connection with the issuance of the 5.5% Convertible Senior Notes, the Company also entered into a forward stock purchase transaction, or the Common Stock Forward, pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. In connection with the issuance of the 3.75% Convertible Senior Notes, the Company amended and extended the maturity of the Common Stock Forward to June 1, 2025.  The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

The net cost incurred in connection with the Common Stock Forward of $27.5 million has been recorded as an increase in treasury stock in the unaudited interim condensed consolidated balance sheets. The related shares were accounted for as a repurchase of common stock.

In conjunction with the partial payoff of the $100 million Senior Convertible Notes, the Common Stock Forward’s expiration date was extended to June 1, 2025.

The fair values of the Capped Call and Common Stock Forward are not remeasured.

10.  Stockholders’ Equity

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

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share. As of June 30, 2020 and December 31, 2019, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.  See Note 11, Redeemable Convertible Preferred Stock, for a description of the Company’s Series C Preferred Stock and Series E Preferred Stock.

Common Stock and Warrants

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.

In March 2019, the Company issued and sold in a registered direct offering an aggregate of 10 million shares of the Company’s common stock at a purchase price of $2.35 per share. The net proceeds to the Company were approximately $23.5 million. There were 306,959,462 and 303,378,515 shares of common stock outstanding as of June 30, 2020 and December 31, 2019, respectively.

During 2017, additional warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 12, Warrant Transaction Agreements. At June 30, 2020 and December 31, 2019, 33,462,999 and 26,188,434 of the warrant shares had vested, respectively, and are therefore exercisable. These warrants are measured at fair value and are classified as equity instruments on the unaudited interim condensed consolidated balance sheets.

At Market Issuance Sales Agreement

On April 13, 2020, the Company entered into the Sales Agreement with FBR as sales agent, pursuant to which the Company may offer and sell, from time to time through FBR, shares of Company common stock having an aggregate offering price of up to $75.0 million.  As of the date of this filing, the Company has not issued any shares of common stock pursuant to the Sales Agreement.

11.  Redeemable Convertible Preferred Stock

Series E Preferred Stock

In November 2018, the Company issued an aggregate of 35,000 shares of the Company’s Series E Preferred Stock in a private placement to certain accredited investors in reliance on Section 4(a)(2) of the Securities Act. The Company received net proceeds of approximately $30.9 million, after deducting placement agent fees and expenses payable by the Company.  The Company is required to redeem the Series E Preferred Stock in thirteen monthly installments in the amount of $2.7 million each from May 2019 through May 2020. The Company had zero and 500 shares of Series E Preferred Stock outstanding at June 30, 2020 and 2019, respectively. The remaining 500 shares were converted to common stock in January 2020.

Series C Preferred Stock

In April 2020, 870 shares of Series C Preferred Stock were converted to 923,819 shares of common stock. In May 2020, remaining the 1,750 shares of Series C Preferred Stock were converted into 1,858,256 shares of common stock.

12. Warrant Transaction Agreements

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

At June 30, 2020 and December 31, 2019, 27,643,347 and 20,368,782 of the Amazon Warrant Shares had vested, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended June 30, 2020 and 2019 was $3.4 million and $0.8 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the six months ended June 30, 2020 and 2019 was $4.7 million and $2.0 million, respectively.

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

At June 30, 2020 and December 31, 2019, 5,819,652 of the Walmart Warrant Shares had vested. The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended June 30, 2020 and 2019 was $1.0 million and $0.7 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the six months ended June 30, 2020 and 2019 was $1.9 million and $3.7 million, respectively.

13. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales of fuel cell systems	$41,264	$38,696	$55,915	$41,240
Sale of hydrogen installations and other infrastructure	6,482	—	12,218	—
Services performed on fuel cell systems and related infrastructure	6,236	5,341	12,757	11,684
Power Purchase Agreements	6,654	6,409	13,150	12,519
Fuel delivered to customers	7,372	7,089	14,705	13,671
Other	62	—	138	—
Net revenue	$68,070	$57,535	$108,883	$79,114

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30,	December 31,
	2020	2019
Accounts receivable	$45,522	$25,448
Contract assets	20,481	13,251
Contract liabilities	50,233	43,480

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets	Six months ended
June 30, 2020
Transferred to receivables from contract assets recognized at the beginning of the period	$(9,671)
Revenue recognized and not billed as of the end of the period	16,901
Net change in contract assets	7,230

Contract liabilities	Six months ended
June 30, 2020
Increases due to cash received, net of amounts recognized as revenue during the period	$24,835
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(18,082)
Net change in contract liabilities	$6,753

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

June 30,
2020
Sales of fuel cell systems	$71,402
Sale of hydrogen installations and other infrastructure	71,753
Services performed on fuel cell systems and related infrastructure	94,725
Power Purchase Agreements	151,793
Other rental income	4,117
Total estimated future revenue	$393,790

Contract costs

Contract costs consist of capitalized commission fees and other expenses related to obtaining or fulfilling a contract.

Capitalized contract costs at June 30, 2020 and December 31, 2019 were $0.5 million and $0.5, respectively. Expense related to the amortization of capitalized contract costs was not significant for the three or six months ended June 30, 2020 and 2019.

14. Income Taxes

The Company recognized an income tax benefit for the three and six months ended June 30, 2020 of $17.7 million.  Income tax benefit for the three and six months ended June 30, 2020 included $12.4 million resulting from the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized an income tax benefit resulting from a source of future taxable income attributable to the net credit to additional paid-in capital related to the issuance of the 3.75% Convertible Senior Notes, offset by the partial extinguishment of the 5.5% Convertible Senior Notes. In addition, the Company recorded $5.2 million of income tax benefit for the three and six months ended June 30, 2020 related to the recognition of net deferred tax liabilities in connection with the Giner ELX acquisition, which resulted in a corresponding reduction in our deferred tax asset valuation allowance. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

The remaining net deferred tax asset generated from the Company’s current period net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

15. Fair Value Measurements

During 2020, the Company had no financial instruments measured at fair value on a recurring basis.

The following table summarizes the amounts recorded on the unaudited interim condensed consolidated statement of operations for financial instruments measured at fair value on a recurring basis for the three and six months ended June 30, 2019 (in thousands):

		Quoted Prices	Significant	Significant
		in Active	Other	Other
		Markets for	Observable	Unobservable
		Identical Items	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$(420)	$—	$—	$(420)

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

The Company used the following assumptions to measure the fair value of its liability-classified common stock warrants:

Six months ended
June 30, 2019
Risk-free interest rate	2.22% - 2.51%
Volatility	49.98% - 74.93%
Expected average term	0.28 - 0.53

There was no expected dividend yield for the warrants granted.

16.  Commitments and Contingencies

Lessor Obligations

As of June 30, 2020, the Company had noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next one to seven years. Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2020 were as follows (in thousands):

Remainder of 2020	$15,567
2021	30,958
2022	27,338
2023	24,284
2024	20,902
2025 and thereafter	$36,861
Total future minimum lease payments	$155,910

Lessee Obligations

As of June 30, 2020, the Company had operating and finance leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, Nature of Operations) as summarized below.  These leases expire over the next one to eight years. Minimum rent payments under operating and finance leases are recognized on a straight-line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as finance leases and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at June 30, 2020 and December 31, 2019 was $27.9 million and $31.7 million, respectively. The fair value of the finance obligation approximated the carrying value as of both June 30, 2020 and December 31, 2019.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at June 30, 2020 was $129.2 million, of which $19.6 million and $109.6 million were classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheets. The outstanding balance of this obligation at December 31, 2019 was $35.6 million, of which $6.0 million and $29.6 million were classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of June 30, 2020.

The Company has a finance lease associated with its property and equipment in Latham, New York.  Liabilities relating to this lease of $2.8 million has been recorded as a finance obligation in the unaudited interim condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. The fair value of this finance obligation approximated the carrying value as of June 30, 2020.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of June 30, 2020 were as follows (in thousands):

			Other	Total
	Operating	Finance	Leased	Finance
	Leases	Leases	Property	Obligations
Remainder of 2020	$25,947	$5,066	$312	$31,325
2021	51,818	9,276	590	61,684
2022	51,267	4,975	573	56,815
2023	45,461	3,149	549	49,159
2024	45,410	16,154	632	62,196
2025 and thereafter	52,344	—	1,174	53,518
Total future minimum lease payments	272,247	38,620	3,830	314,697
Less imputed lease interest	(73,820)	(10,718)	(1,020)	(85,558)
Sale of future services	129,209	—	—	129,209
Total lease liabilities	$327,636	$27,902	$2,810	$358,348

Rental expense for all operating leases was $12.9 million and $6.2 million for the three months ended June 30, 2020 and 2019, respectively. Rental expense for all operating leases was $25.5 million and $12.1 million for the six months ended June 30, 2020 and 2019, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $14.4 million and $19.7 million for the three and six months ended June 30, 2020, respectively, and $16.1 million for the three and six months ended June 30, 2019. Right of use assets obtained in exchange for new operating lease liabilities was $29.2 million and $45.4 million for the three and six months ended June 30, 2020, respectively, and $34.5 million for the three and six months ended June 30, 2019.

At both June 30, 2020 and December 31, 2019, security deposits associated with sale/leaseback transactions were $6.0 million and were included in other assets in the unaudited interim condensed consolidated balance sheets.

Other information related to the operating leases are presented in the following tables:

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash payments (in thousands)	$24,982	$11,677

	As of June 30,
	2020	2019
Weighted average remaining lease term (years)	5.48	5.13
Weighted average discount rate	12.1%	12.2%

Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the unaudited interim consolidated statement of operations). Finance lease costs were as follows (in thousands):

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Amortization of right of use asset	$1,740	$1,558
Interest on finance obligations	1,223	2,656
Total finance lease cost	$2,963	$4,214

Right of use assets obtained in exchange for new finance lease liabilities was zero and $0.7 million for both the three and six months ended June 30, 2020 and 2019, respectively.

Other information related to the finance leases are presented in the following tables:

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash payments (in thousands)	$5,196	$55,913

	As of June 30,
	2020	2019
Weighted average remaining lease term (years)	3.53	3.25
Weighted average discount rate	8.0%	10.8%

Restricted Cash

As security for the above noted sale/leaseback agreements, cash of $131.1 million was required to be restricted as of June 30, 2020, which restricted cash will be released over the lease term. As of June 30, 2020, the Company also had letters of credit backed by security deposits totaling $98.2 million for the above noted sale/leaseback agreements.

In addition, as of June 30, 2020, the Company also had letters of credit in the aggregate amount of $0.5 million associated with a finance obligation from the sale/leaseback of its building. We consider cash collateralizing this letter of credit as restricted cash.

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

At June 30, 2020, two customers comprised approximately 88.4% of the total accounts receivable balance. At December 31, 2019, two customers comprised approximately 63.4% of the total accounts receivable balance.

For the six months ended June 30, 2020, 77.9% of total consolidated revenues were associated primarily with two customers. For the six months ended June 30, 2019, 66.0% of total consolidated revenues were associated primarily with two customers. For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2019.  In addition to historical information, this Quarterly Report on Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

●	the risk that we continue to incur losses and might never achieve or maintain profitability;
●	the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us;
●	the risk of dilution to our stockholders and/or stock price should we need to raise additional capital;
●	the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis;
●	the risk that unit orders may not ship, be installed and/or converted to revenue, in whole or in part;
●	the risk that a loss of one or more of our major customers, or if one of our major customers delays payment of or is unable to pay its receivables, a material adverse effect could result on our financial condition;
●	the risk that a sale of a significant number of shares of stock could depress the market price of our common stock;
●	the risk that our convertible senior notes, if settled in cash, could have a material effect on our financial results;
●	the risk that our convertible note hedges may affect the value of our convertible senior notes and our common stock;
●	the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability;
●	the risk of potential losses related to any product liability claims or contract disputes;
●	the risk of loss related to an inability to maintain an effective system of internal controls;
●	our ability to attract and maintain key personnel;
●	the risks related to the use of flammable fuels in our products;
●	the risk that pending orders may not convert to purchase orders, in whole or in part;
●	the cost and timing of developing, marketing and selling our products;
●	the risks of delays in or not completing our product development goals;
●	our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers;
●	our ability to achieve the forecasted gross margin on the sale of our products;
●	the cost and availability of fuel and fueling infrastructures for our products;
●	the risks, liabilities, and costs related to environmental, health and safety matters;
●	the risk of elimination of government subsidies and economic incentives for alternative energy products;
●	market acceptance of our products and services, including GenDrive, GenSure and GenKey systems;
●	our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing, and the supply of key product components;
●	the cost and availability of components and parts for our products;
●	the risk that possible new tariffs could have a material adverse effect on our business;
●	our ability to develop commercially viable products;

●	our ability to reduce product and manufacturing costs;
●	our ability to successfully market, distribute and service our products and services internationally;
●	our ability to improve system reliability for our products;
●	competitive factors, such as price competition and competition from other traditional and alternative energy companies;
●	our ability to protect our intellectual property;
●	the risk of dependency on information technology on our operations and the failure of such technology;
●	the cost of complying with current and future federal, state and international governmental regulations;
●	our subjectivity to legal proceedings and legal compliance;
●	the risks associated with past and potential future acquisitions; and
●	the volatility of our stock price

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

References in this Quarterly Report on Form 10-Q to “Plug Power,” the “Company,” “we,” “our” or “us” refer to Plug Power Inc., including as the context requires, its subsidiaries.

Overview

As a leading provider of comprehensive hydrogen fuel cell turnkey solutions, Plug Power Inc., or the Company, is seeking to build a green hydrogen economy.  The Company is focused on hydrogen and fuel cell systems that are used to power electric motors primarily in the electric mobility and stationary power markets, given the ongoing paradigm shift in the power, energy, and transportation industries to address climate change, energy security, and meet sustainability goals.  Plug Power created the first commercially viable market for hydrogen fuel cell, or the HFC technology.  As a result, the Company has deployed over 34,000 fuel cell systems, and has become the largest buyer of liquid hydrogen, having built and operated a hydrogen network across North America.

We are focused on proton exchange membrane, or PEM, fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen storage and dispensing infrastructure from which multiple products are available. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion. Hydrogen is derived from multiple sources. The majority of liquid hydrogen in the United States is produced using the steam methane reforming process and utilizing by-product hydrogen from chlor alkali production. By-product hydrogen from a chlor alkali plant is considered to be low carbon hydrogen and in some cases, considered green hydrogen, depending on the source of electricity and geographic location. We source a significant amount of liquid hydrogen based on the chlor alkali process today. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products have proven valuable with telecommunications, transportation and utility customers as robust, reliable and sustainable power solutions.

We provide and continue to develop commercially-viable hydrogen and fuel cell solutions for industrial mobility applications (including electric forklifts and electric industrial vehicles) at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility and environmental benefits. In June of 2020, Plug Power completed the acquisition of United Hydrogen and Giner ELX in line with the Company’s hydrogen vertical integration strategy plans to have more than 50% of the hydrogen used by the Company to be green by 2024. These activities further enhance Plug Power’s position in the hydrogen industry with capabilities in generation, liquefaction and distribution of hydrogen fuel  complementing its industry-leading position in the design, construction, and operation of customer-facing hydrogen fueling stations. These activities establish a clear pathway for Plug Power to transition from low-carbon to zero-carbon hydrogen solutions.

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

GenKey: GenKey is our vertically integrated “turn-key” solution combining either GenDrive or GenSure fuel cell power with GenFuel fuel and GenCare aftermarket service, offering complete simplicity to customers transitioning to fuel cell power; and

ProGen:  ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans. This includes the Plug Power MEA (membrane electrode assembly) in which Plug Power is the largest producer in North America.

We provide our products worldwide through our direct product sales force, and by leveraging relationships with original equipment manufacturers and their dealer networks. We manufacture our commercially-viable products in Latham, NY, Rochester, NY and Spokane, WA and support liquid hydrogen generation  and logistics in Charleston, TN.

Recent Developments

COVID-19 Update

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

We cannot predict at this time the full extent to which COVID-19 will impact our business, results and financial condition, which will depend on many factors. We are staying in close communication with our manufacturing facilities, employees, customers, suppliers and partners, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so. Although as of the date hereof, we have not observed any material impacts to our supply of components, the situation is fluid. Many of the parts for our products are sourced from suppliers in China and the manufacturing situation in China remains variable. Supply chain disruptions could reduce the availability of key components, increase prices or both. Some of our customers, such as certain automotive manufacturers, have suspended operations at their facilities due to COVID-19. Accordingly, while those customers continue to pay for the leasing and servicing of our products, they are not purchasing hydrogen fuel.  Other customers are essential businesses and remain in operation. Certain of these customers, such as Walmart, significantly increased their use of units and hydrogen fuel consumption as a result of COVID-19.  In the six months ended June 30, 2020, our services and power purchase agreement margins were negatively impacted by incremental service costs associated with increased usage of units at some of our primary customer sites. In addition, future changes in applicable government orders or regulations, or changes in the interpretation of existing orders or regulations, could result in further disruptions to our business that may materially and adversely affect our financial condition and results of operations.

Acquisitions

Giner ELX, Inc. Acquisition

On June 22, 2020, the Company acquired 100% of the outstanding shares of Giner ELX, Inc. (Giner). Giner ELX is developer of electrolysis hydrogen generators which is used for on-site refueling of hydrogen fuel cells. This acquisition increases the Company’s overall green hydrogen supply capabilities primarily through production of electrolyzers. The fair value of consideration paid by the Company in connection with the acquisition was approximately $52.2 million and consisted of approximately $25.8 million cash, approximately $19.3 million of common stock and approximately $7.1 million in form of contingent consideration.

United Hydrogen Group Inc. Acquisition

On June 18, 2020, the Company acquired 100% of the outstanding shares of United Hydrogen Group Inc. (UHG). UHG is producer of liquid hydrogen and enhances the Company’s capabilities in liquid hydrogen generation, liquefaction and distribution logistics. The fair value of consideration paid by the Company in connection with the acquisition was approximately $51.0 million and consisted of approximately $19.5 million cash, approximately $30.4 million common stock and approximately $1.1 million in form of contingent consideration.

Included in cash and common stock in the above table is $1.3 million of cash and $6.5 million of common stock that was paid in April 2020 to purchase a convertible note in UHG. This convertible note included terms that allowed for reduction of the purchase price if the Company was to complete the acquisitions. As such, this note was cancelled in conjunction with the closing of this acquisition.

The impact of these acquisitions on the Company’s results of operations for the three and six months ended June 30, 2020 was insignificant.

Long-Term Debt and Convertible Senior Notes

Long-Term Debt

Additionally, on May 6, 2020, the Company and its subsidiaries, Emerging Power, Inc. and Emergent Power, Inc., entered into a Fifth Amendment (the Amendment) to the Loan Agreement and Security Agreement, dated as of March 29, 2019, as amended (the Loan Agreement) with Generate Lending, LLC (Generate Capital). The Amendment amends the Loan Agreement  to, among other things, (i) provide for an incremental term loan in the amount of $50.0 million, (ii) provide for additional, uncommitted incremental term loans in an aggregate amount not to exceed $50.0 million, which may become available to the Company in Generate Capital’s sole discretion, (iii) reduce the interest rate on all loans to 9.50% from 12.00% per annum, and (iv) extend the maturity date to October 31, 2025 from October 6, 2022. The $50 million incremental term loan has been fully funded. In connection with the restructuring, the Company capitalized $1.0 million of origination fees and expensed $300 thousand in legal fees.

Based on the current amortization schedule as of June 30, 2020,, the outstanding balance of $141.2 million under the incremental term loan, will be fully paid by March 31, 2024. See Note 8, Long-Term Debt for additional information.

On July 10, 2020 the Company borrowed an additional $25.0 million, under the amended Loan Agreement. See Liquidity and Capital Resources – Secured Debt.

Convertible Senior Notes

In May 2020, the Company issued a $212.5 million in aggregate principal amount of 3.75% convertible senior notes due in 2025, which we refer to herein as the 3.75% Convertible Senior Notes. The total net proceeds from this offering, after deducting costs of the issuance were $205.1 million. See Note 9, Convertible Senior Notes, for more details. The Company used $90.2 million from 3.75% Convertible Senior Notes to purchase $66.3 million of the 5.5% Convertible Senior Notes.

In September 2019, the Company issued $40.0 million in aggregate principal amount of 7.5% convertible senior note due 2023, which we refer to herein as the 7.5% Convertible Senior Note. The Company’s total obligation, net of interest accretion, due to the holder is $48.0 million. The total net proceeds from this offering, after deducting costs of the issuance, were $39.1 million. As of June 30, 2020, the outstanding balance of the note, net of related discount and issuance costs, was $41.0 million. This note automatically converted in full on July 1, 2020 and 16.0 million shares of common stock were issued upon such conversion.

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

The amount of provision for common stock warrants recorded as a reduction of revenue during the three and six months ended June 30, 2020 and 2019, respectively, is shown in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Sales of fuel cell systems and related infrastructure	$(2,497)	$(243)	$(3,141)	$(515)
Services performed on fuel cell systems and related infrastructure	(466)	(97)	(724)	(206)
Power Purchase Agreements	(578)	(319)	(1,129)	(707)
Fuel delivered to customers	(824)	(358)	(1,578)	(781)
Total	$(4,365)	$(1,017)	$(6,572)	$(2,209)

Revenue, cost of revenue, gross profit (loss) and gross margin for the three and six months ended June 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin	Net Revenue	Revenue	Profit/(Loss)	Margin
For the period ended June 30, 2020:
Sales of fuel cell systems and related infrastructure	$47,746	$33,676	$14,070	29.5%	$68,133	$47,420	$20,713	30.4%
Services performed on fuel cell systems and related infrastructure	6,236	6,491	(255)	(4.1)%	12,757	14,672	(1,915)	(15.0)%
Power Purchase Agreements	6,654	13,704	(7,050)	(106.0)%	13,150	27,947	(14,797)	(112.5)%
Fuel delivered to customers	7,372	9,060	(1,688)	(22.9)%	14,705	18,095	(3,390)	(23.1)%
Other	62	63	(1)	(1.6)%	138	144	(6)	(4.3)%
Total	$68,070	$62,994	$5,076	7.5%	$108,883	$108,278	$605	0.6%
For the period ended June 30, 2019:
Sales of fuel cell systems and related infrastructure	$38,696	$23,129	$15,567	40.2%	$41,240	$25,450	$15,790	38.3%
Services performed on fuel cell systems and related infrastructure	5,341	6,218	(877)	(16.4)%	11,684	12,341	(657)	(5.6)%
Power Purchase Agreements	6,409	8,713	(2,304)	(35.9)%	12,519	17,711	(5,192)	(41.5)%
Fuel delivered to customers	7,089	8,854	(1,765)	(24.9)%	13,671	16,775	(3,104)	(22.7)%
Other	—	—	—	—%	—	—	—	—%
Total	$57,535	$46,914	$10,621	18.5%	$79,114	$72,277	$6,837	8.6%

Net Revenue

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30, 2020 increased $9.1 million, or 23.4%, to $47.7 million from $38.7 million for the three months ended June 30, 2019. Included within revenue was provision for common stock warrants of $2.5 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, change in product mix, variations in customer programs, and an increase in hydrogen installations, offset partially by the increase in the provision for common stock warrants. There were 2,683 units recognized as revenue during the three months ended June 30, 2020, compared to 1,997 for the three months ended June, 30 2019. There was hydrogen infrastructure revenue associated with five hydrogen sites during the three months ended June 30, 2020, compared to zero during the three months ended June 30, 2019.

Revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2020 increased $26.9 million, or 65.2%, to $68.1 million from $41.2 million for the six months ended June 30, 2019. Included within revenue was provision for common stock warrants of $3.1 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, change in product mix, variations in customer programs, and an increase in hydrogen installations, offset partially by the increase in the provision for common stock warrants. There were 3,508 units recognized as revenue during the six months ended June 30, 2020, compared to 2,091 for the six months ended June 30, 2019. There was hydrogen infrastructure revenue associated with eight hydrogen sites during the six months ended June 30, 2020, compared to zero during the six months ended June 30, 2019.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2020 increased $0.9 million, or 16.8%, to $6.2 million as compared to $5.3 million for the three months ended June 30, 2019. Included within revenue was provision for common stock warrants of $0.5 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. The main drivers for the increase in revenue was additional contractual revenue associated with higher utilization of units and an increase in units under service maintenance contracts, partially offset by the increase in the provision for common stock warrants.

Revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2020 increased $1.1 million, or 9.2%, to $12.8 million as compared to $11.7 million for the six months ended June 30, 2019. Included within revenue was provision for common stock warrants of $0.7 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. The main drivers for the increase in revenue was additional contractual revenue associated with higher utilization of units and an increase in units under service maintenance contracts, partially offset by the increase in the provision for common stock warrants.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the three months ended June 30, 2020 increased $0.2 million, or 3.8%, to $6.7 million from $6.4 million for the three months ended June 30, 2019. Included within revenue was provision for common stock warrants of $0.6 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. The increase in revenue from PPAs for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily attributable to the increase in units associated with PPAs, offset in part by the increase in the provision for common stock warrants.

Revenue from PPAs for the six months ended June 30, 2020 increased $0.6 million, or 5.0%, to $13.2 million from $12.5 million for the six months ended June 30, 2019. Included within revenue was provision for common stock warrants of $1.1 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively. The increase in revenue from PPAs for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily attributable to the increase in units associated with PPAs, offset in part by the increase in the provision for common stock warrants.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site. Revenue associated with fuel delivered to customers for the three months ended June 30, 2020 increased $0.3 million, or 4.0%, to $7.4 million from $7.1 million for the three months ended June 30, 2019. Included within revenue was provision for common stock warrants of $0.8 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively. The increase in revenue was due to an increase in the number of sites with fuel contracts in 2020, compared to 2019, and an increase in the price of fuel, partially offset by the increase in the provision for common stock warrants.

Revenue associated with fuel delivered to customers for the six months ended June 30, 2020 increased $1.0 million, or 7.6%, to $14.7 million from $13.7 million for the six months ended June 30, 2019. Included within revenue was provision for common stock warrants of $1.6 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively. The increase in revenue was due to an increase in the number of sites with fuel contracts in 2020, compared to 2019, an increase in the price of fuel, and a decrease in the provision for common stock warrants.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30, 2020 increased 45.6%, or $10.5 million, to $33.7 million, compared to $23.1 million for the three months ended June 30, 2019. This increase was driven by the increase in GenDrive deployment volume and increase in hydrogen installations. There were 2,683 units recognized as revenue during the three months ended June 30, 2020, compared to 1,997 for the three months ended June 30, 2019. Revenue associated with five hydrogen installations was recognized during the three months ended June 30, 2020, compared to zero during the three months ended June 30, 2019. Gross margin generated from sales of fuel cell systems and related infrastructure decreased to 29.5% for the three months ended June 30, 2020, compared to 40.2% for the three months ended June 30, 2019, primarily due to changes in product mix and customer profile mix.

Cost of revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2020 increased 86.3%, or $22.0 million, to $47.4 million, compared to $25.5 million for the six months ended June 30, 2019. This increase was driven by the increase in GenDrive deployment volume and increase in hydrogen installations. There were 3,508 units recognized as revenue during the six months ended June 30, 2020, compared to 2,091 for the six months ended June 30, 2019. Revenue associated with eight hydrogen installations was recognized during the six months ended June 30, 2020, compared to zero during the six months ended June 30, 2019. Gross margin generated from sales of fuel cell systems and related infrastructure decreased to 30.4% for the six months ended June 30, 2020, compared to 38.3% for the six months ended June 30, 2019, primarily due to changes in product mix and customer profile mix.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2020 increased 4.4%, or $0.3 million, to $6.5 million, compared to $6.2 million for the three months ended June 30, 2019. Gross margin increased to (4.1)% for the three months ended June 30, 2020, compared to (16.4)% for the three months ended June 30, 2019, primarily due to program investments targeting performance improvements, offset by incremental service costs during the quarter associated with increased usage of units at some of our primary customer sites caused by the COVID-19 pandemic.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2020 increased 18.9%, or $2.3 million, to $14.7 million, compared to $12.3 million for the six months ended June 30, 2019. Gross margin decreased to (15.0) % for the six months ended June 30, 2020, compared to (5.6)% for the six months ended June 30, 2019 primarily due to an increase in hydrogen infrastructure sites under service contracts as well as incremental service costs during 2020 associated with increased usage of units at some of our primary customer sites caused by the COVID-19 pandemic.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment.  Cost of revenue from PPAs for the three months ended June 30, 2020 increased 57.3%, or $5.0 million, to $13.7 million from $8.7 million for the three months ended June 30, 2019. Gross margin decreased to (106.0)% for the three months ended June 30, 2020, as compared to (35.9)% for the three months ended June 30, 2019, primarily due to program investments targeting performance improvements, as well as incremental service costs during the quarter associated with increased usage of units at some of our primary customer sites caused by the COVID-19 pandemic.

Cost of revenue from PPAs for the six months ended June 30, 2020 increased 57.8%, or $10.2 million, to $27.9 million from $17.7 million for the six months ended June 30, 2019. Gross margin decreased to (112.5)% for the six months ended June 30, 2020, as compared to (41.5)% for the six months ended June 30, 2019, primarily due to program investments targeting performance improvements, as well as incremental service costs during the quarter associated with increased usage of units at some of our primary customer sites caused by the COVID-19 pandemic.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers and costs for onsite generation. Cost of revenue from fuel delivered to customers for the three months ended June 30, 2020 increased 2.3%, or $0.2 million, to $9.1 million from $8.9 million for the three months ended June 30, 2019. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs. Gross margin increased to (22.9)% during the three months ended June 30, 2020, compared to (24.9)% during the three months ended June 30, 2019 primarily due to an increase in the number of sites, improved efficiencies on existing hydrogen sites, decrease in cost of fuel paid to suppliers, all of which was offset by the amount of provision for common stock warrants.

Cost of revenue from fuel delivered to customers for the six months ended June 30, 2020 increased 7.9%, or $1.3 million, to $18.1 million from $16.8 million for the six months ended June 30, 2019. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs. Gross margin decreased to (23.1)% during the six months ended June 30, 2020, compared to (22.7)% during the six months ended June 30, 2019, primarily due to increase in the amount of provision for common stock warrants. The provision for common stock warrants from fuel delivered to customers for the six months ended June 30, 2020 and 2019 had a 9.7% and 4.1% negative impact on revenue, respectively, and was partly offset by improved efficiencies on existing hydrogen sites.

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

Research and development expense for the three months ended June 30, 2020 increased $0.8 million, or 9.2%, to $9.8 million, from $8.9 million for the three months ended June 30, 2019.  The increase was primarily due to additional R&D program investments such as programs associated with improvement of fuel efficiency, GenDrive unit performance and new product development such as on-road delivery trucks, drone applications, and increase in headcount.

Research and development expense for the six months ended June 30, 2020 increased $3.9 million, or 23.7%, to $20.2 million, from $16.3 million for the six months ended June 30, 2019.  The increase was primarily due to additional R&D program investments such as programs associated with improvement of fuel efficiency, GenDrive unit performance and new product development such as on-road delivery trucks, drone applications, and increase in headcount.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2020, increased $8.0 million, or 58.9%, to $21.7 million from $13.6 million for the three months ended June 30, 2019. This increase was primarily related to acquisition and debt restructuring charges in addition to increases in salaries, employee bonuses, stock-based compensation and headcount.

Selling, general and administrative expenses for the six months ended June 30, 2020, increased $9.7 million, or 42.4%, to $32.7 million from $23.0 million for the six months ended June 30, 2019.  This increase was primarily related to acquisition and debt restructuring charges in addition to increases in salaries, employee bonuses, stock-based compensation and headcount.

Interest and other expense, net. Interest and other expense, net consists of interest and other expenses related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations, as well as foreign currency exchange losses, offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, restricted cash, foreign currency exchange gains and other income. Since June 30, 2019, the Company assumed approximately $120.0 million of additional long-term debt at 12% interest (which interest was reduced to 9.5%

on May 6, 2020), issued a 7.5% Convertible Senior Note at 7.5% interest, issued $212.5 million convertible senior notes at 3.75% interest, and entered into additional sale/leaseback finance obligation arrangements.

Net interest and other expense for the three months ended June 30, 2020 increased $5.3 million, or 67.9%, as compared to the three months ended June 30, 2019. This increase was attributable to an increase in finance obligations, long-term debt and the issuance of the convertible senior note, as mentioned above.

Net interest and other expense for the six months ended June 30, 2020 increased $8.6 million, or 52.9%, as compared to the six months ended June 30, 2019. This increase was attributable to an increase in finance obligations, long-term debt and the issuance of the convertible senior note, as mentioned above.

Common Stock Warrant Liability

The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the unaudited interim condensed consolidated statement of operations as change in the fair value of common stock warrant liability.

All remaining common stock warrants were fully exercised in the fourth quarter of 2019. As such, there was no change in fair value as of June 30, 2020.

Gain on Extinguishment of Debt

Gain on Extinguishment of Debt. In May 2020, the Company used a portion of the net proceeds from the issuance of the 3.75% Convertible Senior Notes to repurchase approximately $66.3 million of the 5.5% Convertible Senior Notes which resulted in a $13.2 million gain on early debt extinguishment.

Income Tax

The Company recognized an income tax benefit for the three and six months ended June 30, 2020 of $12.4 million as a result of the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized a benefit for current losses as a result of an entry to additional paid-in capital related to the issuance of the 3.75% Convertible Senior Notes. In addition, the Company recorded $6.1 million of income tax benefit related to net deferred tax liabilities recorded in connection with the acquisition of Giner ELX and the resulting release of $5.2 million of valuation allowances. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

Liquidity and Capital Resources

Liquidity

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased to customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customers’ hydrogen infrastructure as well as production and delivery of the hydrogen fuel, continued development and expansion of our products, payment of lease/financing obligations under sale/leaseback financings, and the repayment or refinancing of our long-term debt. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining and expanding positive gross margins across all product lines; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of developing marketing and distribution channels; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers and to repay or refinance our long-term debt, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff;

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

We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $46.2 million and $49.1 million for the six months ended June 30, 2020 and 2019, respectively, and had an accumulated deficit of $1.4 billion at June 30, 2020.

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

During the six months ended June 30, 2020, net cash used in operating activities was $111.2 million, consisting primarily of a net loss attributable to the Company of $46.1 million, and net outflows from fluctuations in working capital and other assets and liabilities of $61.1 million. The changes in working capital primarily were related to increases in various current asset and liability accounts. As of June 30, 2020, we had cash and cash equivalents of $152.5 million and net working capital of $186.3 million. By comparison, at December 31, 2019, we had cash and cash equivalents of $139.5 million and net working capital of $162.5 million.

Net cash used in investing activities for the six months ended June 30, 2020 totaled $56.6 million and included net cash paid for acquisitions, purchases of property, plant and equipment, and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we lease directly to customers are included in net cash used in investing activities.

Net cash provided by financing activities for the six months ended June 30, 2020 totaled $181.6 million and primarily resulted from the issuance of convertible senior notes, and proceeds from borrowing on long-term debt, offset by the repurchase of convertible senior notes and related capped calls.

Public and Private Offerings of Equity and Debt

Common Stock Issuances

On April 13, 2020, the Company entered into an At Market Issuance Sales Agreement (ATM), with B. Riley FBR, Inc., as sales agent, or FBR, pursuant to which the Company may offer and sell, from time to time through FBR, shares of Company common stock having an aggregate offering price of up to $75.0 million.  As of the date of this filing, the Company did not issue any shares of common stock pursuant to the ATM.

In the second quarter of 2019, the Company issued 2.1 million shares of common stock pursuant to an ATM entered into with FBR, as sales agent, on April 3, 2017, resulting in net proceeds of $5.5 million. There were no sales under the ATM in the first quarter of 2019.

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

Convertible Senior Notes

In May 2020, the Company issued $212.8 million in aggregate principal amount of 3.75% convertible senior notes due  2025, which we refer to herein as the 3.75% Convertible Senior Notes. The total net proceeds from this offering, after deducting costs of the issuance, were $205.1 million. The Company used $90.2 million of the net proceeds from the offering of the 3.75% Convertible Senior Notes to repurchase $66.3 million of the $100 million in aggregate principal amount of 5.5% Convertible Senior Notes due 2023, which we refer to herein as the 5.5% Convertible Senior Notes. In addition, the Company used approximately $15.3 million of the net proceeds from the offering of the 3.75% Convertible Senior Notes to enter into privately negotiated capped called transactions.

In September 2019, the Company issued a $40.0 million in aggregate principal amount of 7.5% convertible senior note due 2023, which we refer to herein as the 7.5% Convertible Senior Note. The Company’s total obligation, net of interest accretion, due to the holder was $48.0 million. The total net proceeds from this offering, after deducting costs of the issuance, were $39.1 million. As of June 30, 2020, the outstanding balance of the note, net of related discount and issuance costs, was $41.0 million. On July 1, 2020, the note automatically converted fully into 16.0 million shares of common stock.

Operating and Finance Leases

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  Transactions completed under the sale/leaseback arrangements are generally accounted for as operating leases and therefore the sales of the fuel cell systems and hydrogen infrastructure are recognized as revenue.  In connection with certain sale/leaseback transactions, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s finance obligations. Cash received from customers under the PPAs is used to make payments against the Company’s finance obligations. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements at June 30, 2020 was $293.7 million, $233.8 million of which were secured with restricted cash, security deposits backing letters of credit, and pledged service escrows.

The Company has varied master lease agreements with Wells Fargo Equipment Finance, Inc., or Wells Fargo, to finance the Company’s commercial transactions with various customers. The Wells Fargo lease agreements were entered into during 2017, 2018, and 2019. No sale/leaseback transactions were entered with Wells Fargo during the six months ended June 30, 2020.  Pursuant to the lease agreements, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites.  The Company has a customer guarantee for a large portion of the transactions entered into in connection with such lease agreements. The Wells Fargo lease agreements required letters of credit for the unguaranteed portion totaling $50.6 million as of June 30, 2020. The total remaining lease liabilities owed to Wells Fargo were $103.2 million at June 30, 2020.

Over recent years, including in 2019, the Company has entered into master lease agreements with multiple institutions such as Key Equipment Finance (KeyBank), SunTrust Equipment Finance & Lease Corp. (now known as Truist Bank), and First American Bancorp, Inc. (First American). In the first half of 2020, the Company entered into  additional lease agreements with KeyBank, First American and Truist Bank. Similar to the Wells Fargo lease agreements, the primary purpose of these agreements is to finance commercial transactions with varied customers. Most of the transactions with these financial institutions required cash collateral for the unguaranteed portions totaling $172.3 million as of June 30, 2020. Similar to the Wells Fargo lease agreements, in many cases the Company has a customer guarantee for a large portion of the transactions. The total remaining lease liabilities owed to these financial institutions were $190.5 million at June 30, 2020.

Restricted Cash

As security for the above noted sale/leaseback agreements, cash of $131.1 million was required to be restricted as of June 30, 2020, which restricted cash will be released over the lease term.  As of June 30, 2020, the Company also had letters of credit backed by security deposits totaling $98.2 million for the above noted sale/leaseback agreements.

In addition, as of June 30, 2020, the Company also had letters of credit in the aggregate amount of $0.5 million associated with a finance obligation from the sale/leaseback of its building. We consider cash collateralizing this letter of credit as restricted cash.

Secured Debt

In March 2019, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc., entered into a loan and security agreement, as amended (the Loan Agreement), with Generate Lending, LLC (Generate Capital), providing for a secured term loan facility in the amount of $100.0 million (the Term Loan Facility). The Company borrowed $85.0 million under the Loan Agreement on the date of closing and borrowed an additional $15.0 million in April 2019 and $20 million in November 2019. A portion of the initial proceeds of the loan was used to pay in full the Company’s long-term debt with NY Green Bank, a Division of the New York State Energy Research & Development Authority, including accrued interest of $17.6 million (the Green Bank Loan), and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC and repurchase the associated leased equipment. In connection with this transaction, the Company recognized a loss on extinguishment of debt of approximately $0.5 million during the six months ended June 30, 2019. This loss was recorded in interest and other expenses, net in the Company’s unaudited interim condensed consolidated statement of operations. Additionally, $1.7 million was paid to an escrow account related to additional fees due in connection with  the Green Bank Loan if the Company does not meet certain New York State employment and fuel cell deployment targets by March 2021. Amount escrowed is recorded in long-term other assets on the Company’s unaudited interim condensed consolidated balance sheets as of June 30, 2020. The Company presently expects to meet the targets as required under the arrangement.

Additionally, on May 6, 2020, the Company and its subsidiaries, Emerging Power, Inc. and Emergent Power, Inc., entered into a Fifth Amendment (the Amendment) to the Loan Agreement and Security Agreement, dated as of March 29, 2019, as amended (the Loan Agreement) with Generate Lending, LLC (Generate Capital). The Amendment amends the Loan Agreement  to, among other things, (i) provide for an incremental term loan in the amount of $50.0 million, (ii) provide for additional, uncommitted incremental term loans in an aggregate amount not to exceed $50.0 million, which may become available to the Company in Generate Capital’s sole discretion, (iii) reduce the interest rate on all loans to 9.50% from 12.00% per annum, and (iv) extend the maturity date to October 31, 2025 from October 6, 2022. The $50 million incremental term loan has been fully funded. In connection with the restructuring, the Company capitalized $1.0 million of origination fees and expensed $300 thousand in legal fees.

On June 30, 2020, the outstanding balance under the Term Loan Facility was $141.2 million with a 9.5% interest rate. On July 10, 2020 the Company borrowed an additional $25.0 million, under the amended Loan Agreement.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments will be funded in part by releases of restricted cash, as described in Note 16, Commitments and Contingencies. Based on the amortization schedule as of June 30, 2020, the outstanding balance of $141.2 million under the Term Loan Facility will be fully paid by March 31, 2024.  If addition term loans are funded, the entire then-outstanding principal balance of the Term Loan Facility, together with all accrued and unpaid interest, will be due and payable on the maturity date of October 31, 2025.

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

 The Loan Agreement contains covenants, including, among others, (i) the provision of annual and quarterly financial statements, management rights and insurance policies and (ii) restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales and (iii) compliance with a collateral coverage covenant. The Loan Agreement also provides for events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults at the discretion of the lender. As of June 30, 2020, the Company was in compliance with all the covenants.

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

As of June 30, 2020, the Term Loan Facility requires the principal balance at the end of each of the following years amortization not to exceed the following (in thousands):

December 31, 2020	$125,687
December 31, 2021	89,301
December 31, 2022	51,478
December 31, 2023	16,863
December 31, 2024	—

As of August 10, 2020, the Term Loan Facility, given the incremental borrowing subsequent to June 30, 2020, as described above, requires the principal balance at the end of each of the following years amortization not to exceed the following (in thousands):

December 31, 2020	$139,017
December 31, 2021	102,317
December 31, 2022	68,321
December 31, 2023	37,920
December 31, 2024	8,692
December 31, 2025	—

Several key indicators of liquidity are summarized in the following table (in thousands):

	Six months	Year
	ended or at	ended or at
	June 30, 2020	December 31, 2019
Cash and cash equivalents at end of period	$152,492	$139,496
Restricted cash at end of period	230,761	230,004
Working capital at end of period	186,301	162,549
Net loss attributable to common stockholders	46,154	85,517
Net cash used in operating activities	(111,247)	(51,522)
Net cash used in investing activities	(56,551)	(14,244)
Net cash provided by financing activities	181,565	325,060

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025, which is referred to herein as the 3.75% Convertible Senior Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes.

The 3.75% Convertible Senior Notes bear interest at a  rate of 3.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020.  The notes will mature on June 1, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms.

The 3.75% Convertible Senior Notes are senior, unsecured obligations of the Company and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the notes, equal in right of payment to any of the Company’s existing and future liabilities that are not so subordinated, including the Company’s $100 million in aggregate principal amount of 5.5% Convertible Senior Notes due 2023, which is referred to herein as the 5.5% Convertible Senior Notes, effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities, including trade payables, of its current or future subsidiaries.

Holders of the 3.75% Convertible Senior Notes may convert their notes at their option at any time prior to the close of the business day immediately preceding December 1, 2024 in the following circumstances:

1)	during any calendar quarter commencing after September 30, 2020, if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

2)	during the five business days after any five consecutive trading day period (such five consecutive trading day period, the measurement period) in which the trading price per $1,000 principal amount of the 3.75% Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

3)	if the Company calls any or all of the 3.75% Convertible Senior Notes for redemption, any such notes that have been called for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

4)	upon the occurrence of specified corporate events, as described in the indenture governing the 3.75% Convertible Senior Notes.

On or after December 1, 2024, the holders of the 3.75% Convertible Senior Notes may convert all or any portion of their notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.

The initial conversion rate for the 3.75% Convertible Senior Notes will be 198.6196 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.03 per share of the Company’s common stock, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.

In addition, following certain corporate events or following issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event or convert its notes called for redemption during the related redemption period in certain circumstances.

The 3.75% Convertible Senior Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 5, 2023 and before the 41st scheduled trading day immediately before the maturity date, at a cash redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the three trading days immediately preceding the date the Company sends the related redemption notice, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company sends such redemption notice.

If the Company undergoes a “fundamental change” (as defined in the Indenture), holders may require the Company to repurchase their notes for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date.

In accounting for the issuance of the 3.75% Convertible Senior Notes, the Company separated the notes into liability and equity components. The initial carrying amount of the liability component of approximately $75.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $130.3 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 3.75% Convertible Senior Notes. The difference between the principal amount of the 3.75% Convertible Senior Notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the 3.75% Convertible Senior Notes. The effective interest rate is approximately 29.0%.  The equity component of the 3.75% Convertible Senior Notes is included in additional paid-in capital in the unaudited interim condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the 3.75% Convertible Senior Notes of approximately $7.0 million, consisting of initial purchasers’ discount of approximately $6.4 million and other issuance costs of $0.6 million.  In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 3.75% Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.6 million, were recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheets) and are being amortized to interest expense over the term of the 3.75% Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $4.4 million and were netted with the equity component in stockholders’ equity.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

June 30,
2020
Principal amounts:
Principal	$212,463
Unamortized debt discount (1)	(133,321)
Unamortized debt issuance costs (1)	(2,517)
Net carrying amount	$76,625
Carrying amount of the equity component (2)	$130,249
1)	Included in the unaudited interim condensed consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

2)	Included in the unaudited interim condensed consolidated balance sheets within additional paid-in capital, net of $4.4 million in equity issuance costs and associated income tax benefit of $12.4 million.

Based on the closing price of the Company’s common stock of $8.21 on June 30, 2020, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at June 30, 2020 was approximately $339.0 million. The Company utilized a Monte Carlo simulation model to estimate the fair value of the convertible debt. The simulation model is designed to capture the potential settlement features of the convertible debt, in conjunction with simulated changes in the Company’s stock price over the term of the note, incorporating a volatility assumption of 75%. This is considered a Level 3 fair value measurement.

Capped Call

In conjunction with the pricing of the 3.75% Convertible Senior Notes, the Company entered into privately negotiated capped call transactions ($200 million Notes Capped Call) with certain counterparties at a price of $16.2 million. The 3.75% Notes Capped Call cover, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that underlie the initial 3.75% Convertible Senior Notes and is generally expected to reduce potential dilution to the Company’s common stock upon any conversion of the 3.75% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the 3.75% Notes Capped Call is initially $6.7560 per share, which represents a premium of approximately 60% over the last then-reported sale price of the Company’s common stock of $4.11 per share on the date of the transaction and is subject to certain adjustments under the terms of the 3.75% Notes Capped Call. The 3.75% Notes Capped Call becomes exercisable if the conversion option is exercised.

The net cost incurred in connection with the 3.75% Notes Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim condensed consolidated balance sheet

7.5% Convertible Senior Note

In September 2019, the Company issued $40.0 million aggregate principal amount of 7.5%  Convertible Senior Note due on January 5, 2023, which is referred to herein as the 7.5% Convertible Senior Note, in exchange for net proceeds of $39.1 million, in a private placement to an accredited investor pursuant to Rule 144A under the Securities Act . There are no required principal payments prior to maturity of the 7.5% Convertible Senior Note. Upon maturity of the 7.5% Convertible Senior Note, the Company is required to repay 120% of $40.0 million, or $48.0 million. The 7.5% Convertible Senior Note bears interest at 7.5% per annum, payable quarterly in arrears on January 5, April 5, July 5 and October 5 of each year beginning on October 5, 2019 and will mature on January 5, 2023 unless earlier converted or repurchased in accordance with its terms. The 7.5% Convertible Senior Note is unsecured and does not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

The 7.5% Convertible Senior Note has an initial conversion rate of 387.5969, which is subject to adjustment in certain events. The initial conversion rate is equivalent to an initial conversion price of approximately $2.58 per share of common stock.  The holder of the 7.5% Convertible Senior Note may convert at its option at any time until the close of business on the second scheduled trading day immediately prior to the maturity date for shares of the Company’s common stock, subject to certain limitations. In addition, the 7.5% Convertible Senior Note will be automatically converted if (1) the daily volume-weighted average price per share of common stock exceeds 175% of the conversion price (as described above) on each of the 20 consecutive VWAP trading days (as defined in the note) beginning after the issue date of the 7.5% Convertible Senior Note and (2) certain equity conditions (as defined in the note) are satisfied. Only if both criteria are met is the note automatically converted. Upon either the voluntary or automatic conversion of the 7.5% Convertible Senior Note, the Company will deliver shares of common stock based on (1) the then-effective conversion rate and (2) the original principal amount of $40.0 million and not the maturity principal amount of $48.0 million. The 7.5% Convertible Senior Note does not allow cash settlement (entirely or partially) upon conversion. As such, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion option on diluted earnings per share.

The Company concluded the conversion features did not require bifurcation. Specifically, while the Company determined that (i) the conversion features were not clearly and closely related to the host contracts, (ii) the 7.5% Convertible Senior Note (i.e., hybrid instrument) is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (iii) the conversion features, if freestanding, would meet the definition of a derivative, the Company concluded such conversion features meet the equity scope exception, and therefore, the conversion features are not required to be bifurcated from the 7.5% Convertible Senior Note.

If the Company undergoes a fundamental change prior to the maturity date, subject to certain limitations, the holder may require the Company to repurchase for cash all or a portion of the 7.5% Convertible Senior Note at a cash repurchase price equal to any accrued and unpaid interest on the note (or portion thereof), plus the greater of (1) 115% of the maturity principal amount of $48.0 million (or portion thereof) and (2) 110% of the product of (i) the conversion rate in effect as of the trading day immediately preceding the date of such fundamental change; (ii) the principal amount of the $40.0 million

7.5% Convertible Senior Note to be repurchased divided by $1,000; and (iii) the average of the daily volume-weighted average price per share of the Company’s common stock over the five consecutive VWAP trading days immediately before the effective date of such fundamental change.

In addition, with the consent of the holder of the  note, subject to certain limitations, the Company may redeem all or any portion of the 7.5% Convertible Senior Note, at the Company’s option, at a cash redemption price equal to any accrued and unpaid interest on the note (or portion thereof), plus the greater of (1) 105% of the maturity principal amount of $48.0 million (or portion thereof); and (2) 115% of the product of (i) the conversion rate in effect as of the trading day immediately preceding the related redemption date; (ii) the principal amount of the 7.5% Convertible Senior Note to be redeemed divided by $1,000; and (iii) the arithmetic average of the daily volume-weighted average price per share of common stock over the five consecutive VWAP trading days immediately before the related redemption date.

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

The Company concluded the total debt discount at issuance of the 7.5% Convertible Senior Note equaled approximately $8.0 million. This debt discount  was attributed to the fact that upon maturity, the Company is required to repay 120% of $40.0 million, or $48.0 million. In addition, the related debt issuance costs were $1.0 million. The debt discount was recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheets) and is being amortized to interest expense over the term of the 7.5% Convertible Senior Note using the effective interest rate method.

The 7.5% Convertible Senior Note consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Principal amounts:
Principal at maturity	$48,000	$48,000
Unamortized debt discount	(6,200)	(7,400)
Unamortized debt issuance costs	(812)	(969)
Net carrying amount	$40,988	$39,631

Based on the closing price of the Company’s common stock of $8.21 on June 30, 2020, the if-converted value of the 7.5% Convertible Senior Note was greater than the principal amount. The estimated fair value of the 7.5% Convertible Senior Note at June 30, 2020 and December 31, 2019 was approximately $131.4 million and $53.5 million, respectively. The Company utilized a Monte Carlo simulation model to estimate the fair value of the convertible debt. The simulation model is designed to capture the potential settlement features of the convertible debt, in conjunction with simulated changes in the Company’s stock price over the term of the 7.5% Convertible Senior Note, incorporating a volatility assumption of 75%. This is considered a Level 3 fair value measurement.

On July 1, 2020, the 7.5% Convertible Senior Note automatically converted into 16.0 million shares of common stock.

5.5% Convertible Senior Notes

In March 2018, the Company issued $100.0 million in aggregate principal amount of 5.5% Convertible Senior Notes due on March 15, 2023, which is referred to herein as the 5.5% Convertible Senior Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

In May 2020, the Company used a portion of the net proceeds from the issuance of the 3.75% Convertible Senior Notes to finance the cash portion of the partial repurchase of the 5.5% Convertible Senior Notes, which consisted of a repurchase of approximately $66.3 million in aggregate principal amount of the 5.5% Convertible Senior Notes in privately-negotiated transactions for aggregate consideration of $128.9 million, consisting of approximately $90.2 million in cash and approximately 9.4 million shares of the Company’s common stock. Of the $128.9 million in aggregate consideration, $35.5 million and $93.4 million were allocated to the debt and equity components, respectively, utilizing an effective discount rate of 29.8% to determine the fair value of the liability component. As of the repurchase date, the carrying value of the 5.5% Convertible Senior Notes that were repurchased, net of unamortized debt discount and issuance costs, was $48.7 million. The partial repurchase of the 5.5% Convertible Senior Notes resulted in a $13.2 million gain on early debt extinguishment. As of June 30, 2020, approximately $33.7 million aggregate principal amount of the 5.5% Convertible Senior Notes remained outstanding.

At issuance in March 2018, the total net proceeds from the 5.5% Convertible Senior Notes were as follows:

Amount
(in thousands)
Principal amount	$100,000
Less initial purchasers’ discount	(3,250)
Less cost of related capped call and common stock forward	(43,500)
Less other issuance costs	(894)
Net proceeds	$52,356

The 5.5% Convertible Senior Notes bear interest at 5.5%, payable semi-annually in cash on March 15 and September 15 of each year.  The 5.5% Convertible Senior Notes will mature on March 15, 2023, unless earlier converted or repurchased in accordance with their terms. The 5.5% Convertible Senior Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

Each $1,000 principal amount of the 5.5% Convertible Senior Notes is convertible into 436.3002 shares of the Company’s common stock, which is equivalent to a conversion price of approximately $2.29 per share, subject to adjustment upon the occurrence of specified events.  Holders of these 5.5% Convertible Senior Notes may convert their 5.5% Convertible Senior Notes at their option at any time prior to the close of the last business day immediately preceding September 15, 2022, only under the following circumstances:

1)	during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

2)	during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 5.5% Convertible Senior Notes) per $1,000 principal amount of 5.5% Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 5.5% Convertible Senior Notes on each such trading day;

3)	if the Company calls any or all of the 5.5% Convertible Senior Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

4)	upon the occurrence of certain specified corporate events, such as a beneficial owner acquiring more than 50% of the total voting power of the Company’s common stock, recapitalization of the Company, dissolution or liquidation of the Company, or the Company’s common stock ceases to be listed on an active market exchange.

On or after September 15, 2022, holders may convert all or any portion of their 5.5% Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.

Upon conversion of the  5.5% Convertible Senior Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. While the Company plans to settle the principal amount of the 5.5% Convertible Senior Notes in cash subject to available funding at time of settlement, we currently use the if-converted method for calculating any potential dilutive effect of the conversion option on diluted net income per share, subject to meeting the criteria for using the treasury stock method in future periods.

The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest. Holders who convert their 5.5% Convertible Senior Notes in connection with certain corporate events that constitute a “make-whole fundamental change” per the indenture governing the 5.5% Convertible Senior Notes or in connection with a redemption will be, under certain circumstances, entitled to an increase in the conversion rate. In addition, if the Company undergoes a fundamental change prior to the maturity date, holders may require the Company to repurchase for cash all or a portion of its 5.5% Convertible Senior Notes at a repurchase price equal to 100% of the principal amount of the repurchased 5.5% Convertible Senior Notes, plus accrued and unpaid interest.

The Company may not redeem the 5.5% Convertible Senior Notes prior to March 20, 2021.  The Company may redeem for cash all or any portion of the 5.5% Convertible Senior Notes, at the Company’s option, on or after March 20, 2021 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the three trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 5.5% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In accounting for the issuance of the notes, the Company separated the 5.5% Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component of approximately $58.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $37.7 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 5.5% Convertible Senior Notes. The difference between the principal amount of the 5.5% Convertible Senior Notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the 5.5% Convertible Senior Notes. The effective interest rate is approximately 16.0%. The equity component of the 5.5% Convertible Senior Notes is included in additional paid-in capital in the unaudited interim condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the 5.5% Convertible Senior Notes of approximately $4.1 million, consisting of initial purchasers’ discount of approximately $3.3 million and other issuance costs of $0.9 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 5.5% Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.4 million, were recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheets) and are being amortized to interest expense over the term of the 5.5% Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in stockholders’ equity.

The 5.5% Convertible Senior Notes consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Principal amounts:
Principal	$33,660	$100,000
Unamortized debt discount (1)	(8,126)	(27,818)
Unamortized debt issuance costs (1)	(443)	(1,567)
Net carrying amount	$25,091	$70,615
Carrying amount of the equity component (2)	$—	$37,702
1)	Included in the unaudited interim condensed consolidated balance sheets within the 5.5% Convertible Senior Notes, net and amortized over the remaining life of the 5.5% Convertible Senior Notes using the effective interest rate method.

2)	Included in the unaudited interim condensed consolidated balance sheets within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit of $9.2 million, at December 31, 2019.

Based on the closing price of the Company’s common stock of $8.21 on June 30, 2020, the if-converted value of the 5.5% Convertible Senior Notes was greater than the principal amount. The estimated fair value of the 5.5% Convertible Senior Notes at June 30, 2020 and December 31, 2019 was approximately $120.9 million and $135.3 million, respectively. The Company utilized a Monte Carlo simulation model to estimate the fair value of the convertible debt. The simulation model is designed to capture the potential settlement features of the convertible debt, in conjunction with simulated changes in the Company’s stock price over the term of the 5.5% Convertible Senior Notes, incorporating a volatility assumption of 75%. This is considered a Level 3 fair value measurement.

Capped Call

In conjunction with the pricing of the 5.5% Convertible Senior Notes, the Company entered into privately negotiated capped call transactions (5.5% Notes Capped Call) with certain counterparties at a price of $16.0 million. The 5.5% Notes Capped Call cover, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that underlie the initial 5.5% Convertible Senior Notes and is generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 5.5% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 5.5% Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the 5.5% Notes Capped Call is initially $3.82 per share, which represents a premium of 100% over the last then-reported sale price of the Company’s common stock of $1.91 per share on the date of the transaction and is subject to certain adjustments under the terms of the 5.5% Notes Capped Call. The 5.5% Notes Capped Call becomes exercisable if the conversion option is exercised.

The net cost incurred in connection with the 5.5% Notes Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim condensed consolidated balance sheets.

In conjunction with the partial repurchase of the 5.5% Convertible Senior Notes, the Company terminated 100% of the 5.5% Notes Capped Call on June 5, 2020. As a result of the termination, the Company received $24.2 million which is recorded in additional paid-in capital.

Common Stock Forward

In connection with the issuance of the 5.5% Convertible Senior Notes, the Company also entered into a forward stock purchase transaction, or the Common Stock Forward, pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. In connection with the issuance of the 3.75%

Convertible Senior Notes, the Company amended and extended the maturity of the Common Stock Forward to June 1, 2025.  The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

The net cost incurred in connection with the Common Stock Forward of $27.5 million has been recorded as an increase in treasury stock in the unaudited interim condensed consolidated balance sheets.  The related shares were accounted for as a repurchase of common stock.

In conjunction with the partial payoff of the 5.5% Convertible Senior Notes, the Common Stock Forward’s expiration date was extended to June 1, 2025.

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

At June 30, 2020 and December 31, 2019, 27,643,347 and 20,368,782 of the Amazon Warrant Shares had vested, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended June 30, 2020 and 2019 was $3.4 million and $0.8 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the six months ended June 30, 2020 and 2019 was $4.7 million and $2.0 million, respectively.

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

At June 30, 2020 and December 31, 2019, 5,819,652 of the Walmart Warrant Shares had vested.  The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended June 30, 2020 and 2019 was $1.0 million and $0.7 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the six months ended June 30, 2020 and 2019 was $1.9 million and $3.7 million, respectively.

Lessor Obligations

As of June 30, 2020, the Company had noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next one to seven years. Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2020 were as follows (in thousands):

Remainder of 2020	$15,567
2021	30,958
2022	27,338
2023	24,284
2024	20,902
2025 and thereafter	$36,861
Total future minimum lease payments	$155,910

Lessee Obligations

As of June 30, 2020, the Company had operating and finance leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, Nature of Operations) as summarized below.  These leases expire over the next one to eight years. Minimum rent payments under operating and finance leases are recognized on a straight-line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as finance leases and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at June 30, 2020 and December 31, 2019 was $27.9 million and $31.7 million, respectively. The fair value of the finance obligation approximated the carrying value as of both June 30, 2020 and December 31, 2019.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at June 30, 2020 was $129.2 million, of which $19.6 million and $109.6 million were classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheets. The outstanding balance of this obligation at December 31, 2019 was $35.6 million, of which $6.0 million and $29.6 million were classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of June 30, 2020.

The Company has a finance lease associated with its property and equipment in Latham, New York.  Liabilities relating to this lease of $2.8 million has been recorded as a finance obligation in the unaudited interim condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. The fair value of this finance obligation approximated the carrying value as of June 30, 2020.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of June 30, 2020 were as follows (in thousands):

			Other	Total
	Operating	Finance	Leased	Finance
	Leases	Leases	Property	Obligations
Remainder of 2020	$25,947	$5,066	$312	$31,325
2021	51,818	9,276	590	61,684
2022	51,267	4,975	573	56,815
2023	45,461	3,149	549	49,159
2024	45,410	16,154	632	62,196
2025 and thereafter	52,344	—	1,174	53,518
Total future minimum lease payments	272,247	38,620	3,830	314,697
Less imputed lease interest	(73,820)	(10,718)	(1,020)	(85,558)
Sale of future services	129,209	—	—	129,209
Total lease liabilities	$327,636	$27,902	$2,810	$358,348

Rental expense for all operating leases was $12.9 million and $6.2 million for the three months ended June 30, 2020 and 2019, respectively. Rental expense for all operating leases was $25.5 million and $12.1 million for the six months ended June 30, 2020 and 2019, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $14.4 million and $19.7 million for the three and six months ended June 30, 2020, respectively, and $16.1 million for the three and six months ended June 30, 2019. Right of use assets obtained in exchange for new operating lease liabilities was $29.2 million and $45.4 million for the three and six months ended June 30, 2020, respectively, and $34.5 million for the three and six months ended June 30, 2019.

At both June 30, 2020 and December 31, 2019, security deposits associated with sale/leaseback transactions were $6.0 million and were included in other assets in the unaudited interim condensed consolidated balance sheets.

Other information related to the operating leases are presented in the following tables:

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash payments (in thousands)	$24,982	$11,677

	As of June 30,
	2020	2019
Weighted average remaining lease term (years)	5.48	5.13
Weighted average discount rate	12.1%	12.2%

Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the unaudited interim consolidated statement of operations). Finance lease costs were as follows (in thousands):

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Amortization of right of use asset	$1,740	$1,558
Interest on finance obligations	1,223	2,656
Total finance lease cost	$2,963	$4,214

Right of use assets obtained in exchange for new finance lease liabilities was zero and $0.7 million for both the three and six months ended June 30, 2020 and 2019, respectively.

Other information related to the finance leases are presented in the following tables:

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash payments (in thousands)	$5,196	$55,913

	As of June 30,
	2020	2019
Weighted average remaining lease term (years)	3.53	3.25
Weighted average discount rate	8.0%	10.8%

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company does not have off-balance sheet arrangements that are likely to have a current or future significant effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition for bad debts, inventories, intangible assets, valuation of long-lived assets, accrual for loss contracts on service, operating and finance leases, product warranty reserves, unbilled revenue, common stock warrants, income taxes, stock-based compensation, contingencies, and purchase accounting. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recently Adopted Accounting Pronouncements

In June 2016, Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued. Also, In April 2019, Accounting Standards Update (ASU) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, was issued to make improvements to updates 2016-01, Financial Instruments – Overall (Subtopic 825-10), 2016-13, Financial Instruments – Credit Losses (Topic 326) and 2017-12, Derivatives and Hedging (Topic 815). ASU 2016-13 significantly changes how entities account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. The ASU requires a number of changes to the assessment of credit losses, including the utilization of an expected credit loss model, which requires consideration of a broader range of information to estimate expected credit losses over the entire lifetime of the asset, including losses where probability is considered remote. Additionally, the standard requires the estimation of lifetime expected losses for trade receivables and contract assets that are classified as current. The Company adopted these standards effective January 1, 2020 and determined the impact of the standards to be immaterial to the consolidated financial statements.

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In August 2020, Accounting Standards Update (ASU) 2020-06, Debt – Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, was issued to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. This update is effective after December 15, 2021. The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

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

In December 2019, Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, was issued to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. This update will be effective beginning after December 15, 2020. The Company is evaluating the adoption method as well as the impact this update will have on the consolidated financial statements.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

From time to time, we may invest our cash in government, government backed and interest-bearing investment-grade securities that we generally hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the 5.5% Notes Capped Call and Common Stock Forward purchased in March 2018 related to the issuance of 5.5% Convertible Senior Notes and the $200 million Notes Capped Call purchased in May  2020 related to the issuance of 3.75% Convertible Senior Notes. We are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

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

Item 1A – Risk Factors

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 30, 2020 continue to apply to our business and should be supplemented with the following risk factor:

As of December 31, 2019, we had federal net operating loss ("NOL") carryforwards of $236.6 million, which begins to expire in various amounts and at various dates in 2032 through 2037 (other than federal NOL carryforwards generated after December 31, 2017, which are not subject to expiration). As of December 31, 2019, we also had federal research and development tax credit carryforwards of $2.6 million, which begin to expire in 2033. Under Sections 382 and 383 of the Code, changes in our ownership may limit the amount of our NOL carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of the Company of more than 50 percentage points within a three-year period. Based on studies of the changes in ownership of the Company, it has been determined that a Section 382 ownership change occurred in 2013 that limited the amount of pre-change NOLs that can be used in future years. NOLs incurred after the most recent ownership change are not subject to Section 382 of the Code and are available for use in future years. If we undergo an ownership change in connection with or after this offering, our ability to utilize our NOL carryforwards or research and development tax credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Any such limitation may significantly reduce our ability to utilize our NOL carryforwards and research and development tax credit carryforwards generated in taxable years ending before January 1, 2020 before they expire. Our NOL carryforwards and research and development tax credit carryforwards may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOL carryforwards or research and development tax credit carryforwards.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) modifies, among other things, the rules governing NOLs. NOLs arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. In addition, NOLs arising in tax years 2018, 2019, and 2020 are subject to a five year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) On April 6, 2020, the Company issued an aggregate of 1,770,135 shares of its common stock to APV Ventures Fund I GP, LLP in connection with its purchase of a convertible note in United Hydrogen Group Inc.  The shares were issued to APV Ventures Funds I GP, LLP in reliance upon Section 4(a)(2) of the Securities Act in transactions not involving any public offering.

 On May 13, 2020, the Company entered into separate and individually negotiated transactions with certain holders of its  5.50% Convertible Senior Notes due 2023 (the “2023 notes”) to repurchase approximately $66.3 million in aggregate principal amount of the 2023 notes.  In connection with such repurchase, the Company issued [•] shares of its common stock to the holders of the 2023 notes.  The shares were issued in reliance upon Section 4(a)(2) of the Securities Act in transactions not involving any public offering.

On June 18, 2020, the Company issued 4,430,076 shares of its common stock to the stockholders of United Hydrogen Group, Inc. and certain of its lenders in connection its acquisition of United Hydrogen Group, Inc. pursuant to the Agreement and Plan of Merger with United Hydrogen Group Inc., UHG Merger Sub, Inc. and Vladimir Prerad, as the representative of the stockholders of United Hydrogen Group, Inc.  The shares were issued in reliance upon Section 4(a)(2) of the Securities Act in transactions not involving any public offering.

On June 22, 2020, the Company issued 3,458,254 shares of its common stock to the stockholders of Giner ELX in connection with its acquisition of Giner ELX pursuant to the Agreement and Plan of Merger with Giner ELX, Giner ELX Sub, LLC, Giner ELX Merger Sub, Inc. and Giner, Inc., as the representative of the stockholders of Giner ELX.  The shares were issued in reliance upon Section 4(a)(2) of the Securities Act in transactions not involving any public offering.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

1.1

At Market Issuance Sales Agreement, dated April 13, 2020, by and between Plug Power Inc. and B. Riley FBR, Inc. (filed as Exhibit 1.1 to Plug Power Inc.’s Form 8-K filed on April 13, 2020 and incorporated by reference herein)

2.1

Agreement and Plan of Merger, dated June 18, 2020, by and among Plug Power Hydrogen Holdings, Inc., UHG Merger Sub, Inc., United Hydrogen Group Inc. and Vladimir Prerad, as the representative of the stockholders of United Hydrogen Group Inc. (filed as Exhibit 2.1 to Plug Power Inc.’s Form 8-K filed on June 23, 2020 and incorporated by reference herein)

2.2

Agreement and Plan of Merger, dated June 22, 2020, by and among Plug Power Inc., Giner ELX, Inc., Giner ELX Sub, LLC, Giner ELX Merger Sub, Inc. and Giner, Inc., as the representative of the stockholders of Giner ELX, Inc. (filed as Exhibit 2.1 to Plug Power Inc.’s Form 8-K filed on June 23, 2020 and incorporated by reference herein)

4.1

Indenture, dated as of May 18, 2020, between Plug Power Inc. and Wilmington Trust, National Association. (filed as Exhibit 4.1 to Plug Power Inc.’s Form 8-K filed on May 19, 2020 and incorporated by reference herein)

4.2

Form of 3.75% Convertible Senior Notes due June 1, 2025 (included as Exhibit A to Exhibit 4.1) (filed as Exhibit 4.2 to Plug Power Inc.’s Form 8-K filed on May 19, 2020 and incorporated by reference herein)

10.1

Base Call Option Confirmation, dated as of May 13, 2020, between Plug Power Inc. and Morgan Stanley & Co. LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Form 8-K filed on May 19, 2020 and incorporated by reference herein)

10.2

Base Call Option Confirmation, dated as of May 13, 2020, between Plug Power Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to Plug Power Inc.’s Form 8-K filed on May 19, 2020 and incorporated by reference herein)

10.3

Amendment to Forward Stock Purchase Transaction, dated as of May 13, 2020, between Plug Power Inc. and Morgan Stanley & Co. LLC (filed as Exhibit 10.3 to Plug Power Inc.’s Form 8-K filed on May 19, 2020 and incorporated by reference herein)

10.4 (1)	Fifth Amendment to Loan and Security Agreement, dated as of May 6, 2020, by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and Generate Lending, LLC
10.5

Sixth Amendment to Loan and Security Agreement, dated as of May 13, 2020, by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and Generate Lending, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Form 8-K filed on May 14, 2020 and incorporated by reference herein)

10.6

Amendment No. 1 to Senior Convertible Note due 2023 and Related Note Purchase Agreement, dated as of May 13, 2020, by and between Plug Power Inc. and HT Investments MA LLC (filed as Exhibit 10.2 to Plug Power Inc.’s Form 8-K filed on May 14, 2020 and incorporated by reference herein)

31.1 (1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (1)
101.SCH*	XBRL Taxonomy Extension Schema Document (1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.

*	Submitted electronically herewith.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 10, 2020	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)