Form 10-Q
period 2020-09-30
PLUG POWER INC
filed 2020-11-09
CIK 1093691

Table of Contents

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

The number of shares of common stock, par value of $0.01 per share, outstanding as of November 6, 2020 was 415,598,288.

Table of Contents

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$448,140	$139,496
Restricted cash	55,704	54,813
Accounts receivable	113,133	25,448
Inventory	134,306	72,391
Prepaid expenses and other current assets	26,731	21,192
Total current assets	778,014	313,340

Restricted cash	227,528	175,191
Property, plant, and equipment, net of accumulated depreciation of $20,661 and $17,417, respectively	64,820	14,959
Leased property, net	309,475	244,740
Goodwill	71,962	8,842
Intangible assets, net	39,169	5,539
Other assets	9,661	8,573
Total assets	$1,500,629	$771,184

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,793	$40,376
Accrued expenses	32,031	14,213
Deferred revenue	17,226	11,691
Finance obligations	63,692	49,507
Current portion of long-term debt	74,829	26,461
Other current liabilities	17,280	8,543
Total current liabilities	263,851	150,791
Deferred revenue	29,648	23,369
Finance obligations	337,150	265,228
Convertible senior notes, net	105,088	110,246
Long-term debt	120,380	85,708
Other liabilities	27,068	13
Total liabilities	883,185	635,355

Redeemable preferred stock:
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: zero at September 30, 2020 and 2,620 at December 31, 2019	—	709
Series E redeemable preferred stock, $0.01 par value per share; Shares authorized: 35,000 at both September 30, 2020 and December 31, 2019; Issued and outstanding: zero at September 30, 2020 and 500 at December 31, 2019	—	441
Stockholders’ equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued (including shares in treasury): 406,123,816 at September 30, 2020 and 318,637,560 at December 31, 2019	4,061	3,186
Additional paid-in capital	2,083,199	1,507,116
Accumulated other comprehensive income	1,958	1,400
Accumulated deficit	(1,431,340)	(1,345,807)
Less common stock in treasury: 15,926,068 at September 30, 2020 and 15,259,045 at December 31, 2019	(40,434)	(31,216)
Total stockholders’ equity	617,444	134,679
Total liabilities, redeemable preferred stock, and stockholders’ equity	$1,500,629	$771,184

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenue:
Sales of fuel cell systems and related infrastructure	$83,528	$38,877	$151,661	$80,117
Services performed on fuel cell systems and related infrastructure	6,829	6,205	19,586	17,889
Power Purchase Agreements	6,704	6,595	19,854	19,114
Fuel delivered to customers	9,831	7,649	24,536	21,320
Other	97	135	235	135
Net revenue	106,989	59,461	215,872	138,575
Cost of revenue:
Sales of fuel cell systems and related infrastructure	68,509	24,990	115,929	50,440
Services performed on fuel cell systems and related infrastructure	7,074	6,461	21,746	18,802
Provision for loss contracts related to service	4,306	—	4,306	—
Power Purchase Agreements	14,087	10,353	42,034	28,064
Fuel delivered to customers	14,172	9,160	32,267	25,935
Other	131	150	275	150
Total cost of revenue	108,279	51,114	216,557	123,391

Gross (loss) profit	(1,290)	8,347	(685)	15,184

Operating expenses:
Research and development	11,964	8,028	32,133	24,334
Selling, general and administrative	14,277	10,400	46,948	33,351
Total operating expenses	26,241	18,428	79,081	57,685

Operating loss	(27,531)	(10,081)	(79,766)	(42,501)

Interest and other expense, net	(17,241)	(7,972)	(42,022)	(24,178)
Change in fair value of common stock warrant liability	—	427	—	7
Change in fair value of contingent consideration	(1,130)	—	(1,130)	—
Gain (loss) on extinguishment of debt	—	(518)	13,222	(518)

Loss before income taxes	$(45,902)	$(18,144)	$(109,696)	$(67,190)

Income tax benefit	6,523	—	24,182	—

Net loss attributable to the Company	$(39,379)	$(18,144)	$(85,514)	$(67,190)

Preferred stock dividends declared and accretion of discount	—	(13)	(19)	(39)
Net loss attributable to common stockholders	$(39,379)	$(18,157)	$(85,533)	$(67,229)
Net loss per share:
Basic and diluted	$(0.11)	$(0.08)	$(0.26)	$(0.29)
Weighted average number of common stock outstanding	371,010,544	236,759,521	330,949,265	229,519,323

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss attributable to the Company	$(39,379)	$(18,144)	$(85,514)	$(67,190)
Other comprehensive gain (loss) - foreign currency translation adjustment	687	(531)	558	(655)
Comprehensive loss	$(38,692)	$(18,675)	$(84,956)	$(67,845)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	(Deficit) Equity
December 31, 2019	318,637,560	$3,186	$1,507,116	$1,400	15,259,045	$(31,216)	$(1,345,807)	$134,679
Net loss attributable to the Company	—	—	—	—	—	—	(85,514)	(85,514)
Other comprehensive loss	—	—	—	558	—	—	—	558
Stock-based compensation	402,003	4	9,254	—	—	—	—	9,258
Stock dividend	5,156	—	19	—	—	—	(19)	—
Public offerings, common stock, net	35,276,250	353	344,045	—	—	—	—	344,398
Stock option exercises	13,736,265	137	32,416	—	667,023	(9,218)	—	23,335
Equity component of 3.75% Convertible Senior Notes issued, net of issuance costs and income tax expense	—	—	108,347	—	—	—	—	108,347
Purchase of capped calls	—	—	(16,253)	—	—	—	—	(16,253)
Termination of capped calls	—	—	24,158	—	—	—	—	24,158
Provision for common stock warrants	—	—	32,529	—	—	—	—	32,529
Accretion of discount, preferred stock	—	—	(29)	—	—	—	—	(29)
Conversion of preferred stock	2,998,526	30	1,148	—	—	—	—	1,178
Conversion of 7.5% Convertible Senior Note	16,000,000	160	42,713	—	—	—	—	42,873
Repurchase of 5.5% Convertible Senior Notes, net of income tax benefit	9,409,591	94	(51,840)	—	—	—	—	(51,746)
Shares issued for acquisitions	9,658,465	97	49,576	—	—	—	—	49,673
September 30, 2020	406,123,816	$4,061	$2,083,199	$1,958	15,926,068	$(40,434)	$(1,431,340)	$617,444

December 31, 2018	234,160,661	$2,342	$1,289,714	$1,584	15,002,663	$(30,637)	$(1,260,290)	$2,713
Net loss attributable to the Company	—	—	—	—	—	—	(67,190)	(67,190)
Other comprehensive loss	—	—	—	(655)	—	—	—	(655)
Stock-based compensation	1,715,454	17	7,910	—	—	—	—	7,927
Stock dividend	15,067	—	39	—	—	—	(39)	—
Issuance of common stock, net	16,333,585	163	37,935	—	—	—	—	38,098
Stock option exercises	258,409	3	460	—	256,382	(579)	—	(116)
Provision for common stock warrants	—	—	10,244	—	—	—	—	10,244
Accretion of discount, preferred stock	—	—	(772)	—	—	—	—	(772)
Conversion of preferred stock	1,499,402	15	1,868	—	—	—	—	1,883
September 30, 2019	253,982,578	$2,540	$1,347,398	$929	15,259,045	$(31,216)	$(1,327,519)	$(7,868)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2020	2019
Operating Activities
Net loss attributable to the Company	$(85,514)	$(67,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment, and leased property	9,381	8,944
Amortization of intangible assets	835	518
Stock-based compensation	9,258	7,927
Gain on extinguishment of debt	(13,222)	—
Provision for bad debts and other assets	—	1,253
Amortization of debt issuance costs and discount on convertible senior notes	12,183	6,257
Provision for common stock warrants	25,198	3,706
Loss on disposal of leased assets	—	212
Fair value adjustment to contingent consideration	1,130	—
Provision for loss contracts related to service	4,306	—
Change in fair value of common stock warrant liability	—	(7)
Income tax benefit	(24,182)	—
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(86,004)	11,702
Inventory	(57,718)	(32,691)
Prepaid expenses, and other assets	(4,956)	427
Accounts payable, accrued expenses, and other liabilities	35,748	13,293
Deferred revenue	16,647	(6,152)
Net cash used in operating activities	(156,910)	(51,801)
Investing Activities
Purchases of property, plant and equipment	(11,265)	(4,635)
Purchase of intangible assets	(1,638)	(1,860)
Purchases for construction of leased property	(13,699)	(2,851)
Net cash paid for acquisitions	(45,113)	—
Proceeds from sale of leased assets	—	375
Net cash used in investing activities	(71,715)	(8,971)
Financing Activities
Proceeds from issuance of preferred stock, net of transaction costs	—	(37)
Proceeds from public offerings, net of transaction costs	344,398	38,098
Proceeds from exercise of stock options	23,335	(116)
Payments for redemption of preferred stock	—	(4,040)
Proceeds from issuance of convertible senior notes, net	205,098	39,052
Repurchase of convertible senior notes	(90,238)	—
Purchase of capped calls	(16,253)	—
Proceeds from termination of capped calls	24,158	—
Principal payments on long-term debt	(27,845)	(21,186)
Proceeds from long-term debt, net	99,000	99,496
Repayments of finance obligations	(18,634)	(59,461)
Proceeds from finance obligations	47,568	57,249
Net cash provided by financing activities	590,587	149,055
Effect of exchange rate changes on cash	(90)	(119)
Increase in cash, cash equivalents and restricted cash	361,872	88,164
Cash, cash equivalents, and restricted cash beginning of period	369,500	110,153
Cash, cash equivalents, and restricted cash end of period	$731,372	$198,317

Supplemental disclosure of cash flow information
Cash paid for interest	$16,975	$8,673

Summary of non-cash investing and financing activity
Recognition of right of use asset	$56,377	$78,626
Conversion of preferred stock to common stock	—	1,883
Conversion of convertible notes to common stock	42,873	—

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

Unless the context indicates, the terms “Company,” “Plug Power,” “we,” “our” or “us” as used herein refers to Plug Power Inc. and its subsidiaries.

1.	Nature of Operations

Description of Business

As a leading provider of comprehensive hydrogen fuel cell turnkey solutions, Plug Power Inc., or the Company, is seeking to build a green hydrogen economy.  The Company is focused on hydrogen and fuel cell systems that are used to power electric motors primarily in the electric mobility and stationary power markets, given the ongoing paradigm shift in the power, energy, and transportation industries to address climate change, energy security, and meet sustainability goals.  Plug Power created the first commercially viable market for hydrogen fuel cell, or the HFC technology. As a result, the Company has deployed over 38,000 fuel cell systems, and has become the largest buyer of liquid hydrogen, having built and operated a hydrogen network across North America.

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

We provide and continue to develop commercially-viable hydrogen and fuel cell solutions for industrial mobility applications (including electric forklifts and electric industrial vehicles) at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility and environmental benefits. In June of 2020, Plug Power completed the acquisitions of United Hydrogen Group, Inc. and Giner ELX, Inc. in line with the Company’s hydrogen vertical integration strategy, with plans to have more than 50% of the hydrogen used by the Company to be green by 2024. These acquisitions further enhance Plug Power’s position in the hydrogen industry with capabilities in generation, liquefaction and distribution of hydrogen fuel  complementing its industry-leading position in the design, construction, and operation of customer-facing hydrogen fueling stations. These acquisitions establish a pathway for Plug Power to transition from low-carbon to zero-carbon hydrogen solutions.

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

We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $85.5 million and $67.2 million for the nine months ended September 30, 2020 and 2019, respectively, and had an accumulated deficit of $1.4 billion at September 30, 2020.

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

During the nine months ended September 30, 2020, net cash used in operating activities was $156.9 million, consisting primarily of a net loss attributable to the Company of $85.5 million, and net outflows from fluctuations in working capital and other assets and liabilities of $96.3 million. The changes in working capital primarily were related to increases and decreases in various current asset and liability accounts. As of September 30, 2020, we had cash and cash equivalents of $448.1 million and net working capital of $514.2 million. By comparison, at December 31, 2019, we had cash and cash equivalents of $139.5 million and net working capital of $162.5 million.

Net cash used in investing activities for the nine months ended September 30, 2020 totaled $71.7 million and included net cash paid for acquisitions, purchases of intangible assets, purchases of property, plant and equipment, and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we lease directly to customers are included in net cash used in investing activities.

Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $590.6 million and primarily resulted from the issuance of shares of common stock and convertible senior notes, and proceeds from borrowing on long-term debt, offset by the repurchase of convertible senior notes and purchase of related capped calls.

Public and Private Offerings of Equity and Debt

Common Stock Issuances

In August 2020, the Company issued and sold in a registered direct offering an aggregate of 35,276,250 shares of its common stock at a purchase price of $10.25 per share for net proceeds of approximately $344.4 million.

On April 13, 2020, the Company entered into an At Market Issuance Sales Agreement (ATM), with B. Riley FBR, Inc., as sales agent, or FBR, pursuant to which the Company may offer and sell, from time to time through FBR, shares of Company common stock having an aggregate offering price of up to $75.0 million. As of the date of this filing, the Company has not issued any shares of common stock pursuant to the ATM.

In December 2019, the Company issued and sold in a registered public offering an aggregate of 46 million shares of its common stock at a purchase price of $2.75 per share for net proceeds of approximately $120.4 million.

Prior to December 31, 2019, the Company entered into a previous ATM with FBR, which was terminated in the fourth quarter of 2019.  Under this ATM, for the nine months ended September 30, 2019, the Company issued 6.3 million shares of common stock, resulting in net proceeds of $14.6 million.

In March 2019, the Company issued and sold in a registered direct offering an aggregate of 10 million shares of its common stock at a purchase price of $2.35 per share for net proceeds of approximately $23.5 million.

Convertible Senior Notes

In May 2020, the Company issued $212.8 million in aggregate principal amount of 3.75% convertible senior notes due  2025, which we refer to herein as the 3.75% Convertible Senior Notes. The total net proceeds from this offering, after deducting costs of the issuance, were $205.1 million. The Company used $90.2 million of the net proceeds from the offering of the 3.75% Convertible Senior Notes to repurchase $66.3 million of the $100 million in aggregate principal amount of 5.5% Convertible Senior Notes due 2023, which we refer to herein as the 5.5% Convertible Senior Notes. In addition, the Company used approximately $16.3 million of the net proceeds from the offering of the 3.75% Convertible Senior Notes to enter into privately negotiated capped called transactions. In October 2020, $28.0 million of the remaining 5.5% Convertible Senior Notes converted into 12.2 million shares of common stock.

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

Operating and Finance Leases

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  Transactions completed under the sale/leaseback arrangements are generally accounted for as operating leases and therefore the sales of the fuel cell systems and hydrogen infrastructure are recognized as revenue.  In connection with certain sale/leaseback transactions, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s finance obligations. Cash received from customers under the PPAs is used to make payments against the Company’s finance obligations. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements at September 30, 2020 was $332.8 million, $286.2 million of which were secured with restricted cash, security deposits backing letters of credit, and pledged service escrows.

The Company has varied master lease agreements with Wells Fargo Equipment Finance, Inc., or Wells Fargo, to finance the Company’s commercial transactions with various customers. The Wells Fargo lease agreements were entered into during 2017, 2018, 2019 and 2020. Pursuant to the lease agreements, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites.  The Company has a customer guarantee for a large portion of the transactions entered into in connection with such lease agreements. The Wells Fargo lease agreements required letters of credit totaling approximately $78.8 million for the unguaranteed portion as of September 30, 2020. The total remaining lease liabilities owed to Wells Fargo were $114.3 million at September 30, 2020.

Over recent years, including in 2019, the Company has entered into master lease agreements with multiple institutions such as Key Equipment Finance (KeyBank), SunTrust Equipment Finance & Lease Corp. (now known as Truist Bank), First American Bancorp, Inc. (First American), Crestmark Equipment Finance (Crestmark) and U.S. Bank. During the nine months ended September 30 2020, the Company entered into additional lease agreements with KeyBank, First American, Truist Bank, Crestmark and U.S. Bank. Similar to the Wells Fargo lease agreements, the primary purpose of these agreements is to finance commercial transactions with varied customers. Most of the transactions with these financial institutions required cash collateral for the unguaranteed portions totaling $189.9 million as of September 30, 2020. Similar to the Wells Fargo lease agreements, in many cases the Company has a customer guarantee for a large portion of the transactions. The total remaining lease liabilities owed to these financial institutions were $218.5 million at September 30, 2020.

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

On May 6, 2020, the Company and Generate amended the Loan Agreement to, among other things, (i) provide an incremental term loan facility in the amount of $50.0 million, which has been fully funded, (ii) provide for additional, incremental term loans in an aggregate amount not to exceed $50.0 million, which are available to the Company in Generate Capital’s sole discretion, (iii) reduce the interest rate on all loans to 9.50% from 12.00% per annum, and (iv) extend the maturity date to October 31, 2025 from October 6, 2022. In the third quarter of 2020, the Company borrowed an additional $50.0 million under the amended Loan Agreement. See Note 8, Long-Term Debt, for additional information. Based on the amortization schedule as September 30, 2020, the outstanding balance of $185.0 million under the Term Loan Facility must be fully paid by October 31, 2025.

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

Cash Equivalents

For purposes of the unaudited interim condensed consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. At September 30, 2020, cash equivalents consisted of money market accounts. The Company’s cash and cash equivalents are deposited with financial institutions located in the United States and may at times exceed insured limits.

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

Reclassifications

Reclassifications are made, whenever necessary, to prior period financial statements to conform to the current period presentation. As of September 30, 2020, there have been no such reclassifications.

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

The fair value of consideration paid by the Company in connection with the Giner ELX acquisition was as follows (in thousands):

Cash	$25,820
Plug Power Stock	19,263
Contingent consideration	7,790
Total consideration	52,873

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

In connection with the Giner ELX acquisition, the Company revised the acquisition-date fair value of contingent consideration liabilities which resulted in an increase in other liabilities and goodwill of $0.7 million for the three months ended September 30, 2020.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired, excluding goodwill (in thousands):

Accounts receivable	$1,237
Inventory	4,108
Prepaid expenses and other assets, net of deferred tax liability	(4,707)
Property, plant and equipment	596
Identifiable intangibles	29,930
Accounts payable, accrued expenses and other liabilities	(2,136)
Deferred revenue	(2,348)
Total net assets acquired, excluding goodwill	26,680

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

The fair value of the acquired IPR&D totaling $29.0 million was calculated using the multi-period excess earnings method (MPEEM) approach which is a variant of the income approach. The basic principle of the MPEEM approach is that a single asset, in isolation, is not capable of generating cash flow for an enterprise. Several assets are brought together and exploited to generate cash flow. Therefore, to determine cash flow from the exploitation of IPR&D, one must deduct the related expenses incurred for the exploitation of other assets used for the generation of overall cash flow and revenues. The fair value of IPR&D was estimated by discounting the net cash flow derived from the expected revenues attributable to the acquired IPR&D. The fair value of the acquired customer relationships totaling $0.4 million was calculated using a distributor method approach, which is a variant of the MPEEM under the income approach. The fair value of wet stack technology totaling $0.4 million was determined using the relief from royalty method.

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

Included in Giner ELX’s net assets acquired are net deferred tax liabilities of $6.1 million. In connection of the acquisition of these net deferred tax liabilities, the Company reduced its valuation allowance by $5.2 million and recognized a tax benefit $5.2 million during the nine months ended September 30, 2020.

Goodwill associated with the Giner ELX acquisition was calculated as follows (in thousands):

Consideration paid	$52,873
Less: net assets acquired	(26,680)
Total goodwill recognized	26,193

The goodwill consists of the Company’s increased capabilities in green hydrogen supply through the production of electrolyzers. The synergies with the Company’s production of hydrogen storage and dispensing equipment is important to the Company as the demand for green hydrogen increases.

United Hydrogen Group Inc. Acquisition

On June 18, 2020, the Company acquired 100% of the outstanding shares of United Hydrogen Group Inc. (UHG). UHG produces and sells liquid hydrogen.

The fair value of consideration paid by the Company in connection with the UHG acquisition was as follows (in thousands):

Cash	$19,293
Plug Power Stock	30,410
Contingent consideration	1,110
Total consideration	50,813

Included in cash and common stock in the above table is $1.0 million of cash and $6.5 million of common stock that was paid in April 2020 to purchase a convertible note in UHG. This convertible note included terms that allowed for reduction of the purchase price if the Company was to complete the acquisitions. As such, this note was cancelled in conjunction with the closing of this acquisition.

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

In connection with the UHG acquisition, the Company finalized the valuation of an existing customer contract and long-term debt which resulted in an increase in other liabilities of $1.9 million, a decrease in long-term debt of $1.7 million, and an increase in goodwill of $0.2 million for the three months ended September 30, 2020.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired, excluding goodwill (in thousands):

Accounts receivable	444
Inventory	89
Prepaid expenses and other assets	1,152
Property, plant and equipment	41,244
Leased property	796
Identifiable intangibles	2,338
Long-term debt	(11,336)
Other liabilities	(15,757)
Accounts payable, accrued expenses, deferred revenue and finance obligations	(4,631)
Total net assets acquired, excluding goodwill	14,339

The preliminary fair value of acquired identified intangible assets were calculated with the assistance of an independent valuation firm and were determined through a variety of valuation techniques.

Identifiable intangibles consisted of developed technology, as described below in Note 7, Intangible Assets.  The fair value of the developed technology totaling $2.3 million was calculated using the relief from royalty approach which is a variant of the income approach. The application of the relief from royalty approach involves estimating the value of an intangible asset by quantifying the present value of the stream of market derived royalty payments that the owner of the intangible asset is exempted or ‘relieved’ from paying.

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

UHG is eligible to receive earn-out payments, contingent on the company achieving certain milestones (successful completion of construction and achieving a defined capacity/production level). Due to the milestone nature of the payments, a scenario based method (SBM) was used to value these contingent payments.

Goodwill associated with the UHG acquisition was calculated as follows (in thousands):

Consideration paid	$50,813
Less: net assets acquired	(14,339)
Total goodwill recognized	36,474

Goodwill consists of the Company’s ability to expand liquid hydrogen manufacturing capability with an established management team. The Company now has capabilities in liquid hydrogen generation, liquefaction and distribution logistics, which is important in a growing hydrogen market.

For both UHG and Giner ELX, the above estimates are preliminary in nature and subject to adjustments. Any necessary adjustments will be finalized within one year from the date of acquisition. Substantially all the receivables acquired are expected to be collectible. We have not identified any material unrecorded pre-acquisition contingencies where the related asset or liability, or an impairment is probable and the amount can be reasonably estimated. Purchased goodwill is not expected to be deductible for tax purposes.

The change in the estimate of fair value of contingent consideration obligations during the third quarter of 2020 was primarily due to a change in the discount rate and a decrease in the discount period. The Company considers the impact to be immaterial to the unaudited interim condensed consolidated financial statements.

The results of the Giner ELX and UHG are included in the Company’s results for the three months ended September 30, 2020 and are also included in the Company’s results for the nine months ended 2020.

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

The potentially dilutive securities are summarized as follows:

	At September 30,
	2020	2019
Stock options outstanding (1)	14,434,983	23,597,871
Restricted stock outstanding (2)	5,992,974	4,333,560
Common stock warrants (3)	110,573,392	115,824,142
Preferred stock (4)	—	15,019,838
Convertible Senior Notes (5)	56,872,730	59,133,896
Number of dilutive potential shares of common stock	187,874,079	217,909,307

(1)	During the three months ended September 30, 2020 and 2019, the Company granted 3,192,400 and 2,572,500 stock options, respectively. During the nine months ended September 30, 2020 and 2019, the Company granted 3,367,049 and 2,936,892 stock options, respectively.

(2)	During the three months ended September 30, 2020 and 2019, the Company granted 3,095,000 and 2,562,500 shares of restricted stock, respectively. During the nine months ended September 30, 2020 and 2019, the Company granted 3,189,649 and 2,926,892 shares of restricted stock, respectively.

(3)	In April 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 12, Warrant Transaction Agreements. Of these warrants issued, none have been exercised as of September 30, 2020.

In July 2017, the Company issued warrants to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement with Walmart, subject to certain vesting events, as described in Note 12, Warrant Transaction Agreements. Of these warrants issued, none have been exercised as of September 30, 2020.

(4)	The preferred stock amount represents the dilutive potential on the shares of common stock as a result of the conversion of the Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock) and Series E Redeemable Preferred Stock (Series E Preferred Stock), based on the conversion price of each preferred stock as of September 30, 2020, and 2019, respectively. Of the 10,431 shares of Series C Preferred Stock issued on May 16, 2013, all shares had been converted to common stock as of September 30, 2020. On November 1, 2018, the Company issued 35,000 shares of Series E Preferred Stock. As of December 31, 2019, 30,462 shares of the Series E Preferred Stock had been converted to common stock and 4,038 shares were redeemed for cash. The remaining 500 shares of Series E Preferred Stock were converted to common stock in January 2020.

(5)	In March 2018, the Company issued the 5.5% Convertible Senior Notes. In September 2019, the Company issued the $7.5% Convertible Senior Note, which was fully converted into 16.0 million shares on July 1, 2020. In May 2020, the Company issued the 3.5% Convertible Senior Notes and repurchased $66.3 million of the 5.5% Convertible Senior Notes. See Note 9, Convertible Senior Notes.

5. Inventory

Inventory as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials and supplies - production locations	$85,924	$48,011
Raw materials and supplies - customer locations	10,007	9,241
Work-in-process	30,421	12,529
Finished goods	7,954	2,610
Inventory	$134,306	$72,391

6. Leased Property

Leased property at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Right of use assets - operating	$275,211	$198,068
Right of use assets - finance	42,161	41,475
Capitalized costs of lessor assets	51,814	41,465
Less: accumulated depreciation	(59,711)	(36,268)
Leased property, net	$309,475	$244,740

7. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of September 30, 2020 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	10 years	$13,138	$(3,601)	$9,537
Customer relationships, Backlog & Trademark	6 years	890	(258)	632
In process R&D	Indefinite	29,000	—	29,000
		$43,028	$(3,859)	$39,169

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2019 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	9 years	$8,244	$(2,815)	$5,429
Customer relationships & Trademark	9 years	320	(210)	110
		$8,564	$(3,025)	$5,539

The change in the gross carrying amount of the acquired technology from December 31, 2019 to September 30, 2020 was due to changes in foreign currency translation, acquisitions of UHG and Giner ELX, and accrual for American Fuel Cell (AFC) milestone payment payments, as discussed below.

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

As part of the agreement to acquire the intellectual property from AFC, the Company shall pay AFC milestone payments not to exceed $2.9 million in total, if certain milestones associated with the production of components related to the acquired technology are met before April 2021. As of September 30, 2020, the Company paid $1.6 million and accrued $0.9 million in relation to the aforementioned milestones.

Amortization expense for acquired identifiable intangible assets was $0.3 million for the three months ended September 30, 2020 and $0.8 million for the nine months ended September 30, 2020. Amortization expense for the acquired identifiable assets was $0.2 million for the three months ended September 30, 2019 and $0.5 million for the nine months ended September 30, 2019.

Estimated amortization expense for subsequent years was as follows (in thousands):

Remainder of 2020	$366
2021	1,464
2022	1,464
2023	1,464
2024 and thereafter	5,411
Total	$10,169

8. Long-Term Debt

In March 2019, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc., entered into a loan and security agreement, as amended (the Loan Agreement), with Generate Lending, LLC (Generate Capital), providing for a secured term loan facility in the amount of $100.0 million (the Term Loan Facility). The Company borrowed $85.0 million under the Loan Agreement on the date of closing and borrowed an additional $15.0 million in April 2019 and $20 million in November 2019. A portion of the initial proceeds of the loan was used to pay in full the Company’s long-term debt with NY Green Bank, a Division of the New York State Energy Research & Development Authority, including accrued interest of $17.6 million (the Green Bank Loan), and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC and repurchase the associated leased equipment. In connection with this transaction, the Company recognized a loss on extinguishment of debt of approximately $0.5 million during the nine months ended September 30, 2019. This loss was recorded in gain (loss) on extinguishment of debt, in the Company’s unaudited interim condensed consolidated statement of operations. Additionally, $1.7 million was paid to an escrow account related to additional fees due in connection with  the Green Bank Loan if the Company does not meet certain New York State employment and fuel cell deployment targets by March 2021. Amount escrowed is recorded in short-term other assets on the Company’s unaudited interim condensed consolidated balance sheets as of September 30, 2020. The Company presently expects to meet the targets as required under the arrangement. During the nine months ended September 30, 2020, the Company received $250 thousand from escrow related to the New York state employment targets.

Additionally, on May 6, 2020, the Company and its subsidiaries, Emerging Power, Inc. and Emergent Power, Inc., entered into a Fifth Amendment (the Amendment) to the Loan Agreement and Security Agreement, dated as of March 29, 2019, as amended (the Loan Agreement) with Generate Lending, LLC (Generate Capital). The Amendment amends the Loan Agreement  to, among other things, (i) provide for an incremental term loan in the amount of $50.0 million, (ii) provide for additional, uncommitted incremental term loans in an aggregate amount not to exceed $50.0 million, which may become available to the Company in Generate Capital’s sole discretion, (iii) reduce the interest rate on all loans to 9.50% from 12.00% per annum, and (iv) extend the maturity date to October 31, 2025 from October 6, 2022. The $50 million incremental term loan has been fully funded. In connection with the restructuring, the Company capitalized $1.0 million of origination fees and expensed $300 thousand in legal fees. In the third quarter of 2020, the Company borrowed an additional $50.0 million, under the amended Loan Agreement.

On September 30, 2020, the outstanding balance under the Term Loan Facility was $185.0 million with a 9.5% annual interest rate.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments will be funded in part by releases of restricted cash, as described in Note 16, Commitments and Contingencies. Based on the amortization schedule as of September 30, 2020, the outstanding balance of $185.0 million under the Term Loan Facility must be fully paid by October 31, 2025.

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

 The Loan Agreement contains covenants, including, among others, (i) the provision of annual and quarterly financial statements, management rights and insurance policies and (ii) restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales and (iii) compliance with a collateral coverage covenant. The Loan Agreement also provides for events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults at the discretion of the lender. As of September 30, 2020, the Company was in compliance with all the covenants.

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

As of September 30, 2020, the Term Loan Facility requires the principal balance as of each of the following dates not to exceed the following (in thousands):

December 31, 2020	$164,017
December 31, 2021	127,317
December 31, 2022	93,321
December 31, 2023	62,920
December 31, 2024	33,692
December 31, 2025	—

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

At issuance in May 2020, the total net proceeds from the 3.75% Convertible Senior Notes were as follows:

Amount
(in thousands)
Principal amount	$212,463
Less initial purchasers' discount	(6,374)
Less cost of related capped calls	(16,253)
Less other issuance costs	(617)
Net proceeds	$189,219

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

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

September 30,
2020
Principal amounts:
Principal	$212,463
Unamortized debt discount (1)	(129,101)
Unamortized debt issuance costs (1)	(2,425)
Net carrying amount	$80,937
Carrying amount of the equity component (2)	$130,249
1)	Included in the unaudited interim condensed consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

2)	Included in the unaudited interim condensed consolidated balance sheets within additional paid-in capital, net of $4.4 million in equity issuance costs and associated income tax benefit of $19.0 million.

Based on the closing price of the Company’s common stock of $13.41 on September 30, 2020, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at September 30, 2020 was approximately $532.3 million. The Company utilized a Monte Carlo simulation model to estimate the fair value of the convertible debt. The simulation model is designed to capture the potential settlement features of the convertible debt, in conjunction with simulated changes in the Company’s stock price over the term of the note, incorporating a volatility assumption of 75%. This is considered a Level 3 fair value measurement.

Capped Call

In conjunction with the pricing of the 3.75% Convertible Senior Notes, the Company entered into privately negotiated capped call transactions (3.75% Notes Capped Call) with certain counterparties at a price of $16.2 million. The 3.75% Notes Capped Call cover, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that underlie the initial 3.75% Convertible Senior Notes and is generally expected to reduce potential dilution to the Company’s common stock upon any conversion of the 3.75% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the 3.75% Notes Capped Call is initially $6.7560 per share, which represents a premium of approximately 60% over the last then-reported sale price of the Company’s common stock of $4.11 per share on the date of the transaction and is subject to certain adjustments under the terms of the 3.75% Notes Capped Call. The 3.75% Notes Capped Call becomes exercisable if the conversion option is exercised.

The net cost incurred in connection with the 3.75% Notes Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim condensed consolidated balance sheet.

7.5% Convertible Senior Note

In September 2019, the Company issued $40.0 million aggregate principal amount of 7.5%  Convertible Senior Note due on January 5, 2023, which is referred to herein as the 7.5% Convertible Senior Note, in exchange for net proceeds of $39.1 million, in a private placement to an accredited investor pursuant to Rule 144A under the Securities Act. There were no required principal payments prior to the maturity of the 7.5% Convertible Senior Note. Upon maturity of the 7.5% Convertible Senior Note, the Company was required to repay 120% of $40.0 million, or $48.0 million. The 7.5% Convertible Senior Note bore interest at 7.5% per year, payable quarterly in arrears on January 5, April 5, July 5 and October 5 of each year beginning on October 5, 2019 and was to mature on January 5, 2023 unless earlier converted or repurchased in accordance with its terms. The 7.5% Convertible Senior Note was unsecured and did not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

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

In May 2020, the Company used a portion of the net proceeds from the issuance of the 3.75% Convertible Senior Notes to finance the cash portion of the partial repurchase of the 5.5% Convertible Senior Notes, which consisted of a repurchase of approximately $66.3 million in aggregate principal amount of the 5.5% Convertible Senior Notes in privately-negotiated transactions for aggregate consideration of $128.9 million, consisting of approximately $90.2 million in cash and approximately 9.4 million shares of the Company’s common stock. Of the $128.9 million in aggregate consideration, $35.5 million and $93.4 million were allocated to the debt and equity components, respectively, utilizing an effective discount rate of 29.8% to determine the fair value of the liability component. As of the repurchase date, the carrying value of the 5.5% Convertible Senior Notes that were repurchased, net of unamortized debt discount and issuance costs, was $48.7 million. The partial repurchase of the 5.5% Convertible Senior Notes resulted in a $13.2 million gain on early debt extinguishment. As of September 30, 2020, approximately $33.7 million aggregate principal amount of the 5.5% Convertible Senior Notes remained outstanding. In October 2020, $28.0 million of the remaining 5.5% Convertible Senior Notes converted into 12.2 million shares of common stock.

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

The 5.5% Convertible Senior Notes consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Principal amounts:
Principal	$33,660	$100,000
Unamortized debt discount (1)	(7,477)	(27,818)
Unamortized debt issuance costs (1)	(403)	(1,567)
Net carrying amount	$25,780	$70,615
Carrying amount of the equity component (2)	$—	$37,702
1)	Included in the unaudited interim condensed consolidated balance sheets within the 5.5% Convertible Senior Notes, net and amortized over the remaining life of the 5.5% Convertible Senior Notes using the effective interest rate method.

2)	Included in the unaudited interim condensed consolidated balance sheets within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit of $9.2 million, at December 31, 2019.

Based on the closing price of the Company’s common stock of $13.41 on September 30, 2020, the if-converted value of the 5.5% Convertible Senior Notes was greater than the principal amount. The estimated fair value of the 5.5% Convertible Senior Notes at September 30, 2020 and December 31, 2019 was approximately $195.3 million and $135.3 million, respectively. The Company utilized a Monte Carlo simulation model to estimate the fair value of the convertible debt. The simulation model is designed to capture the potential settlement features of the convertible debt, in conjunction with simulated changes in the Company’s stock price over the term of the 5.5% Convertible Senior Notes, incorporating a volatility assumption of 75%. This is considered a Level 3 fair value measurement.

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

The book values of the 5.5% Notes Capped Call and Common Stock Forward are not remeasured.

During October 2020, the Common Stock Forward was partially settled and, as a result, the Company received 3.5 million shares of its common stock.

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

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share. As of September 30, 2020 and December 31, 2019, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.  See Note 11, Redeemable Convertible Preferred Stock, for a description of the Company’s Series C Preferred Stock and Series E Preferred Stock.

Common Stock and Warrants

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.

In August 2020, the Company issued and sold in a registered direct offering an aggregate of 35,276,250 shares of its common stock at a purchase price of $10.25 per share for net proceeds of approximately $344.4 million.

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

There were 390,197,748 and 303,378,515 shares of common stock outstanding as of September 30, 2020 and December 31, 2019, respectively.

During 2017, warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 12, Warrant Transaction Agreements. At September 30, 2020 and December 31, 2019, 40,737,564 and 26,188,434 of the warrant shares had vested, respectively, and are therefore exercisable. These warrants are measured at fair value as of January 1, 2019 and are classified as equity instruments on the unaudited interim condensed consolidated balance sheets.

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

11.  Redeemable Convertible Preferred Stock

Series E Preferred Stock

In November 2018, the Company issued an aggregate of 35,000 shares of the Company’s Series E Preferred Stock in a private placement to certain accredited investors in reliance on Section 4(a)(2) of the Securities Act. The Company received net proceeds of approximately $30.9 million, after deducting placement agent fees and expenses payable by the Company.  The Company is required to redeem the Series E Preferred Stock in thirteen monthly installments in the amount of $2.7 million each from May 2019 through May 2020. The Company had zero and 500 shares of Series E Preferred Stock outstanding at September 30, 2020 and 2019, respectively. The remaining 500 shares were converted to common stock in January 2020.

Series C Preferred Stock

In April 2020, 870 shares of Series C Preferred Stock were converted to 923,819 shares of common stock. In May 2020, the remaining the 1,750 shares of Series C Preferred Stock were converted into 1,858,256 shares of common stock.

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

The majority of the Amazon Warrant Shares will vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The first tranche of 5,819,652 Amazon Warrant Shares vested upon the execution of the Amazon Transaction Agreement. Accordingly, $6.7 million, the fair value of the first tranche of Amazon Warrant Shares, was recognized as selling, general and administrative expense during 2017. All future provision for common stock warrants is measured based on their grant-date fair value and recorded as a charge against revenue. The second tranche of 29,098,260 Amazon Warrant Shares vested in four installments of 7,274,565 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Amazon Warrant Shares is $1.1893 per share. The third tranche of 20,368,784 Amazon Warrant Shares will vest in eight installments of 2,546,098 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Amazon Warrant Shares is $13.81, which is an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant Shares are exercisable through April 4, 2027. The Amazon Warrant Shares provide for net share settlement that, if elected by the holders, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Amazon Warrant Shares provide for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. These warrants are classified as equity instruments.

At September 30, 2020 and December 31, 2019, 27,643,347 and 20,368,782 of the Amazon Warrant Shares had vested, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended September 30, 2020 and 2019 was $17.3 million and $1.0 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the nine months ended September 30, 2020 and 2019 was $22.0 million and $2.0 million, respectively.

During the third quarter of 2020, approximately $23.8 million of recorded revenue from Amazon was constrained by the tranche 3 of the Amazon Warrant Shares. An additional 7,274,565 Amazon Warrant Shares  vested on November 2, 2020, representing the final vesting of tranche 2, resulting in cumulative vesting in 34,917,912 Warrant Shares since the execution of the Amazon Transaction Agreement. In accordance with terms of the Amazon Transaction Agreement as described above, upon final vesting of tranche 2, the tranche 3 Amazon Warrant Shares exercise price was determined to be $13.81 per share. Based on the exercise price of the third tranche of the Amazon Warrant Shares, among other things, the fair value of the 20,368,784 tranche 3 Amazon Warrant Shares is estimated to be $10.60 each, compared to the fair value of tranche 2 Amazon Warrant Shares of $1.05 each.

The Company also recorded a provision for losses of $4.3 million in the third quarter of 2020 related to Amazon service contracts, caused primarily by the increase in the value of the tranche 3 warrants, driven by recent increases in the Company’s stock price.

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

At September 30, 2020 and December 31, 2019, 13,094,217 and 5,819,652 of the Walmart Warrant Shares had vested, respectively.  The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended September 30, 2020 and 2019 was $1.3 million and $0.5 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the nine months ended September 30, 2020 and 2019 was $3.2 million and $1.7 million, respectively.

13. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales of fuel cell systems	$51,864	$29,775	$107,779	$67,566
Sale of hydrogen installations and other infrastructure	31,664	9,102	43,882	12,551
Services performed on fuel cell systems and related infrastructure	6,829	6,205	19,586	17,889
Power Purchase Agreements	6,704	6,595	19,854	19,114
Fuel delivered to customers	9,831	7,649	24,536	21,320
Other	97	135	235	135
Net revenue	$106,989	$59,461	$215,872	$138,575

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2020	2019
Accounts receivable	$113,133	$25,448
Contract assets	12,029	13,251
Contract liabilities	76,526	43,480

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets	Nine months ended
September 30, 2020
Transferred to receivables from contract assets recognized at the beginning of the period	$(10,249)
Revenue recognized and not billed as of the end of the period	9,027
Net change in contract assets	(1,222)

Contract liabilities	Nine months ended
September 30, 2020
Increases due to cash received, net of amounts recognized as revenue during the period	$58,732
Contract liabilities assumed as part of acquisitions	18,107
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(43,793)
Net change in contract liabilities	$33,046

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

September 30,
2020
Sales of fuel cell systems	$50,285
Sale of hydrogen installations and other infrastructure	62,705
Services performed on fuel cell systems and related infrastructure	86,536
Power Purchase Agreements	177,721
UHG molecule	20,680
Other rental income	3,705
Total estimated future revenue	$401,632

Contract costs

Contract costs consist of capitalized commission fees and other expenses related to obtaining or fulfilling a contract.

Capitalized contract costs at September 30, 2020 and December 31, 2019 were $1.3 million and $0.5, respectively. Expense related to the amortization of capitalized contract costs was not significant for the three or nine months ended September 30, 2020 and 2019.

14. Income Taxes

The Company recognized an income tax benefit for the three and nine months ended September 30, 2020 of $6.5 million and $24.2 million, respectively. Income tax benefit for the three and nine months ended September 30, 2020 included $6.5 million and $19.0 million, respectively resulting from the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized an income tax benefit resulting from a source of future taxable income attributable to the net credit to additional paid-in capital related to the issuance of the 3.75% Convertible Senior Notes, offset by the partial extinguishment of the 5.5% Convertible Senior Notes. In addition, the Company recorded $5.2 million of income tax benefit for the nine months ended September 30, 2020 related to the recognition of net deferred tax liabilities in connection with the Giner ELX acquisition, which resulted in a corresponding reduction in our deferred tax asset valuation allowance. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

The following table summarizes the amounts recorded on the unaudited interim condensed consolidated statement of operations for financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2019 (in thousands):

		Quoted Prices	Significant	Significant
		in Active	Other	Other
		Markets for	Observable	Unobservable
		Identical Items	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$7	$—	$—	$7

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

The Company used the following assumptions to measure the fair value of its liability-classified common stock warrants:

Nine months ended
September 30, 2019
Risk-free interest rate	1.99% - 2.51%
Volatility	22.62% - 74.93%
Expected average term	0.03 - 0.53

There was no expected dividend yield for the warrants granted.

16.  Commitments and Contingencies

Lessor Obligations

As of September 30, 2020, the Company had noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next one to nine years. Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2020 were as follows (in thousands):

Remainder of 2020	$8,272
2021	34,436
2022	32,665
2023	30,043
2024	26,660
2025 and thereafter	$49,351
Total future minimum lease payments	$181,427

Lessee Obligations

As of September 30, 2020, the Company had operating and finance leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, Nature of Operations) as summarized below.  These leases expire over the next one to eight years. Minimum rent payments under operating and finance leases are recognized on a straight-line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as finance leases and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at September 30, 2020 and December 31, 2019 was $25.9 million and $31.7 million, respectively. The fair value of the finance obligation approximated the carrying value as of both September 30, 2020 and December 31, 2019.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at September 30, 2020 was $144.3 million, of which $22.2 million and $122.1 million were classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheets. The outstanding balance of this obligation at December 31, 2019 was $109.4 million, of which $15.5 million and $93.9 million were classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of September 30, 2020.

The Company has a finance lease associated with its property and equipment in Latham, New York. A liability relating to this lease of $2.8 million has been recorded as a finance obligation in the unaudited interim condensed consolidated balance sheet as of September 30, 2020. The fair value of this finance obligation approximated the carrying value as of September 30, 2020.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of September 30, 2020 were as follows (in thousands):

			Other	Total
	Operating	Finance	Leased	Finance
	Leases	Leases	Property	Obligations
Remainder of 2020	$14,639	$2,546	$186	$17,371
2021	58,505	9,276	590	68,371
2022	58,480	4,975	573	64,028
2023	55,655	3,149	549	59,353
2024	54,203	16,154	632	70,989
2025 and thereafter	71,304	—	1,174	72,478
Total future minimum lease payments	312,786	36,100	3,704	352,590
Less imputed lease interest	(84,903)	(10,190)	(947)	(96,040)
Sale of future services	144,292	—	—	144,292
Total lease liabilities	$372,175	$25,910	$2,757	$400,842

Rental expense for all operating leases was $14.6 million and $7.8 million for the three months ended September 30, 2020 and 2019, respectively. Rental expense for all operating leases was $40.1 million and $19.9 million for the nine months ended September 30, 2020 and 2019, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $24.5 million and $44.2 million for the three and nine months ended September 30, 2020, respectively, and $14.8 million and $30.9 million for the three and nine months ended September 30, 2019, respectively. Right of use assets obtained in exchange for new operating lease liabilities was $41.1 million and $86.5 million for the three and nine months ended September 30, 2020, respectively, and $38.4 million and $72.9 million for the three and nine months ended September 30, 2019.

At both September 30, 2020 and December 31, 2019, security deposits associated with sale/leaseback transactions were $5.8 million and were included in other assets in the unaudited interim condensed consolidated balance sheets.

Other information related to the operating leases are presented in the following tables:

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash payments (in thousands)	$40,500	$19,222

	September 30,
	2020	2019
Weighted average remaining lease term (years)	5.5	5.25
Weighted average discount rate	12.1%	12.1%

Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the unaudited interim consolidated statement of operations). Finance lease costs were as follows (in thousands):

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Amortization of right of use asset	$2,655	$2,308
Interest on finance obligations	1,778	3,194
Total finance lease cost	$4,433	$5,502

Right of use assets obtained in exchange for new finance lease liabilities was $41.1 million and $86.5 million for the three and nine months ended September 30, 2020, respectively, and $38.4 million and $72.9 million for the three and nine months ended September 30, 2019, respectively.

Other information related to the finance leases are presented in the following tables:

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash payments (in thousands)	$7,847	$57,659

	As of September 30,
	2020	2019
Weighted average remaining lease term (years)	3.36	3.09
Weighted average discount rate	7.8%	11.1%

Restricted Cash

As security for the above noted sale/leaseback agreements, cash of $133.4 million was required to be restricted as of September 30, 2020, which restricted cash will be released over the lease term. As of September 30, 2020, the Company also had letters of credit backed by security deposits totaling $149.3 million for the above noted sale/leaseback agreements.

In addition, as of September 30, 2020, the Company also had letters of credit in the aggregate amount of $0.5 million associated with a finance obligation from the sale/leaseback of its building. We consider cash collateralizing this letter of credit as restricted cash.

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

At September 30, 2020, one customer comprised approximately 84.5% of the total accounts receivable balance. At December 31, 2019, two customers comprised approximately 63.4% of the total accounts receivable balance.

For the nine months ended September 30, 2020, 71.8% of total consolidated revenues were associated primarily with two customers. For the nine months ended September 30, 2019, 62.3% of total consolidated revenues were associated primarily with three customers. For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer.

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

Overview

As a leading provider of comprehensive hydrogen fuel cell turnkey solutions, Plug Power Inc., or the Company, is seeking to build a green hydrogen economy.  The Company is focused on hydrogen and fuel cell systems that are used to power electric motors primarily in the electric mobility and stationary power markets, given the ongoing paradigm shift in the power, energy, and transportation industries to address climate change, energy security, and meet sustainability goals.  Plug Power created the first commercially viable market for hydrogen fuel cell, or the HFC technology.  As a result, the Company has deployed over 38,000 fuel cell systems, and has become the largest buyer of liquid hydrogen, having built and operated a hydrogen network across North America.

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

We provide and continue to develop commercially-viable hydrogen and fuel cell solutions for industrial mobility applications (including electric forklifts and electric industrial vehicles) at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility and environmental benefits. In June of 2020, Plug Power completed the acquisitions of United Hydrogen Group, Inc. and Giner ELX, Inc. in line with the Company’s hydrogen vertical integration strategy, with plans to have more than 50% of the hydrogen used by the Company to be green by 2024. These acquisitions further enhance Plug Power’s position in the hydrogen industry with capabilities in generation, liquefaction and distribution of hydrogen fuel  complementing its industry-leading position in the design, construction, and operation of customer-facing hydrogen fueling stations. These acquisitions establish a pathway for Plug Power to transition from low-carbon to zero-carbon hydrogen solutions.

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

We cannot predict at this time the full extent to which COVID-19 will impact our business, results and financial condition, which will depend on many factors. We are staying in close communication with our manufacturing facilities, employees, customers, suppliers and partners, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so. Although as of the date hereof, we have not observed any material impacts to our supply of components, the situation is fluid. Many of the parts for our products are sourced from suppliers in China and the manufacturing situation in China remains variable. Supply chain disruptions could reduce the availability of key components, increase prices or both. Some of our customers, such as certain automotive manufacturers, have suspended operations at their facilities due to COVID-19. Accordingly, while those customers continue to pay for the leasing and servicing of our products, they are not purchasing hydrogen fuel.  Other customers are essential businesses and remain in operation. Certain of these customers, such as Walmart, significantly increased their use of units and hydrogen fuel consumption as a result of COVID-19.  In the nine months ended September 30, 2020, our services and power purchase agreement margins were negatively impacted by incremental service costs associated with increased usage of units at some of our primary customer sites. In addition, future changes in applicable government orders or regulations, or changes in the interpretation of existing orders or regulations, could result in further disruptions to our business that may materially and adversely affect our financial condition and results of operations.

Borrowings/August 2020 Equity Raise

In the third quarter of 2020, the Company borrowed an additional $50.0 million, under an amended loan agreement with Generate Lending, LLC.

Also, in August 2020, the Company issued and sold in a registered direct offering an aggregate of 35,276,250 shares of its common stock at a purchase price of $10.25 per share for net proceeds of approximately $344.4 million.

Amazon Warrants

At September 30, 2020 and December 31, 2019, 27,643,347 and 20,368,782 of the Amazon Warrant Shares had vested, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended September 30, 2020 and 2019 was $17.3 million and $1.0 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the nine months ended September 30, 2020 and 2019 was $22.0 million and $2.0 million, respectively.

During the third quarter of 2020, approximately $23.8 million of recorded revenue from Amazon was constrained by the tranche 3 of the Amazon Warrant Shares. An additional 7,274,565 Amazon Warrant Shares  vested on November 2, 2020, representing the final vesting of tranche 2, resulting in cumulative vesting in 34,917,912 Warrant Shares since the execution of the Amazon Transaction Agreement. In accordance with terms of the Amazon Transaction Agreement as described above, upon final vesting of tranche 2, the tranche 3 Amazon Warrant Shares exercise price was determined to be $13.81 per share. Based on the exercise price of the third tranche of the Amazon Warrant Shares, among other things, the fair value of the 20,368,784 tranche 3 Amazon Warrant Shares is estimated to be $10.60 each, compared to the fair value of tranche 2 Amazon Warrant Shares of $1.05 each.

The Company also recorded a provision for losses of $4.3 million in the third quarter of 2020 related to Amazon service contracts, caused primarily by the increase in the value of the tranche 3 warrants, driven by recent increases in the Company’s stock price.

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

The amount of provision for common stock warrants recorded as a reduction of revenue during the three and nine months ended September 30, 2020 and 2019, respectively, is shown in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Sales of fuel cell systems and related infrastructure	$(16,146)	$(478)	$(19,287)	$(993)
Services performed on fuel cell systems and related infrastructure	(688)	(191)	(1,412)	(397)
Power Purchase Agreements	(758)	(325)	(1,887)	(1,032)
Fuel delivered to customers	(1,034)	(503)	(2,612)	(1,284)
Total	$(18,626)	$(1,497)	$(25,198)	$(3,706)

Net revenue, cost of revenue, gross profit (loss) and gross margin for the three and nine months ended September 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin	Net Revenue	Revenue	Profit/(Loss)	Margin
For the period ended September 30, 2020:
Sales of fuel cell systems and related infrastructure	$83,528	$68,509	$15,019	18.0%	$151,661	$115,929	$35,732	23.6%
Services performed on fuel cell systems and related infrastructure	6,829	7,074	(245)	(3.6)%	19,586	21,746	(2,160)	(11.0)%
Power Purchase Agreements	6,704	14,087	(7,383)	(110.1)%	19,854	42,034	(22,180)	(111.7)%
Fuel delivered to customers	9,831	14,172	(4,341)	(44.2)%	24,536	32,267	(7,731)	(31.5)%
Other	97	131	(34)	(35.1)%	235	275	(40)	(17.0)%
Total	$106,989	$103,973	$3,016	2.8%	$215,872	$212,251	$3,621	1.7%
For the period ended September 30, 2019:
Sales of fuel cell systems and related infrastructure	$38,877	$24,990	$13,887	35.7%	$80,117	$50,440	$29,677	37.0%
Services performed on fuel cell systems and related infrastructure	6,205	6,461	(256)	(4.1)%	17,889	18,802	(913)	(5.1)%
Power Purchase Agreements	6,595	10,353	(3,758)	(57.0)%	19,114	28,064	(8,950)	(46.8)%
Fuel delivered to customers	7,649	9,160	(1,511)	(19.8)%	21,320	25,935	(4,615)	(21.6)%
Other	135	150	(15)	(11.1)%	135	150	(15)	(11.1)%
Total	$59,461	$51,114	$8,347	14.0%	$138,575	$123,391	$15,184	11.0%

Net Revenue

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2020 increased $44.7 million, or 114.9%, to $83.5 million from $38.9 million for the three months ended September 30, 2019. Included within revenue was provision for common stock warrants of $16.1 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, change in product mix, variations in customer programs, and an increase in hydrogen installations, offset partially by the increase in the provision for common stock warrants. There were 3,709 GenDrive units recognized as revenue during the three months ended September 30, 2020, compared to 1,513 for the three months ended September 30, 2019. There was hydrogen infrastructure revenue associated with 13 hydrogen sites during the three months ended September 30, 2020, compared to zero during the three months ended September 30, 2019.

Revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2020 increased $71.5 million, or 89.3%, to $151.7 million from $80.1 million for the nine months ended September 30, 2019. Included within revenue was provision for common stock warrants of $19.3 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, change in product mix, variations in customer programs, and an increase in hydrogen installations, offset partially by the increase in the provision for common stock warrants. There were 7,217 GenDrive units recognized as revenue during the nine months ended September 30, 2020, compared to 6,058 for the nine months ended September 30, 2019. There was hydrogen infrastructure revenue associated with 18 hydrogen sites during the nine months ended September 30, 2020, compared to two during the nine months ended September 30, 2019.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2020 increased $0.6 million, or 10.1%, to $6.8 million as compared to $6.2 million for the three months ended September 30, 2019. Included within revenue was provision for common stock warrants of $0.7 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. The main drivers for the increase in revenue was additional contractual revenue associated with higher utilization of GenDrive units and an increase in units under service maintenance contracts, partially offset by the increase in the provision for common stock warrants.

Revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2020 increased $1.7 million, or 9.5%, to $19.6 million as compared to $17.9 million for the nine months ended September 30, 2019. Included within revenue was provision for common stock warrants of $1.4 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. The main drivers for the increase in revenue was additional contractual revenue associated with higher utilization of GenDrive units and an increase in units under service maintenance contracts, partially offset by the increase in the provision for common stock warrants.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the three months ended September 30, 2020 increased $0.1 million, or 1.7%, to $6.7 million from $6.6 million for the three months ended September 30, 2019. Included within revenue was provision for common stock warrants of $0.8 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. The increase in revenue from PPAs for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily attributable to the increase in units associated with PPAs, offset in part by the increase in the provision for common stock warrants.

Revenue from PPAs for the nine months ended September 30, 2020 increased $0.8 million, or 3.9%, to $19.9 million from $19.1 million for the nine months ended September 30, 2019. Included within revenue was provision for common stock warrants of $1.9 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in revenue from PPAs for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributable to the increase in units associated with PPAs, offset in part by the increase in the provision for common stock warrants.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site. Revenue associated with fuel delivered to customers for the three months ended September 30, 2020 increased $2.2 million, or

28.5%, to $9.8 million from $7.6 million for the three months ended September 30, 2019. Included within revenue was provision for common stock warrants of $1.0 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. The increase in revenue was due to an increase in the number of sites with fuel contracts in 2020, compared to 2019, and an increase in the price of fuel, partially offset by the increase in the provision for common stock warrants.

Revenue associated with fuel delivered to customers for the nine months ended September 30, 2020 increased $3.2 million, or 15.1%, to $24.5 million from $21.3 million for the nine months ended September 30, 2019. Included within revenue was provision for common stock warrants of $2.6 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in revenue was due to an increase in the number of sites with fuel contracts in 2020, compared to 2019, an increase in the price of fuel and an increase in the provision for common stock warrants.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2020 increased 174.1%, or $43.5 million, to $68.5 million, compared to $25.0 million for the three months ended September 30, 2019. This increase was driven by the increase in GenDrive deployment volume and increase in hydrogen installations. There were 3,709 GenDrive units recognized as revenue during the three months ended September 30, 2020, compared to 1,513 for the three months ended September 30, 2019. Revenue associated with 13 hydrogen installations was recognized during the three months ended September 30, 2020, compared to zero during the three months ended September 30, 2019. Gross margin generated from sales of fuel cell systems and related infrastructure decreased to 18.0% for the three months ended September 30, 2020, compared to 35.7% for the three months ended September 30, 2019, primarily due to the increase in the provision for common stock warrants.

Cost of revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2020 increased 129.8%, or $65.5 million, to $115.9 million, compared to $50.4 million for the nine months ended September 30, 2019. This increase was driven by the increase in GenDrive deployment volume and increase in hydrogen installations. There were 7,217 GenDrive units recognized as revenue during the nine months ended September 30, 2020, compared to 6,058 for the nine months ended September 30, 2019. Revenue associated with 13 hydrogen installations was recognized during the nine months ended September 30, 2020, compared to zero during the nine months ended September 30, 2019. Gross margin generated from sales of fuel cell systems and related infrastructure decreased to 23.6% for the nine months ended September 30, 2020, compared to 37.0% for the nine months ended September 30, 2019, primarily due to the increase in the provision for common stock warrants.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2020 increased 9.5%, or $0.6 million, to $7.1 million, compared to $6.5 million for the three months ended September 30, 2019. Gross margin increased to (3.6)% for the three months ended September 30, 2020, compared to (4.1)% for the three months ended September 30, 2019, primarily due to program investments targeting performance improvements, offset by the increase in the provision for common stock warrants.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2020 increased 15.7%, or $2.9 million, to $21.7 million, compared to $18.8 million for the nine months ended September 30, 2019. Gross margin decreased to (11.0) % for the nine months ended September 30, 2020, compared to (5.1)% for the nine months ended September 30, 2019, primarily due to the increase in the provision for common stock warrants.

Cost of revenue – provision for loss contracts related to service.  The Company also recorded a provision for loss contracts related to service of $4.3 million in the third quarter of 2020, caused by the increase in the value of tranche 3 warrants as compared to the value of tranche 2 warrants.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment.  Cost of revenue from PPAs for the three months ended September 30, 2020 increased 36.1%, or $3.7 million, to $14.1 million from $10.4 million for the three months ended September 30, 2019. Gross margin decreased to (110.1)% for the three months ended September 30, 2020, as compared to (57.0)% for the three months ended September 30, 2019, primarily due to program investments targeting performance improvements, as well as incremental service costs during the quarter associated with increased usage of units at some of our primary customer sites caused by the COVID-19 pandemic and an increase in the provision for common stock warrants.

Cost of revenue from PPAs for the nine months ended September 30, 2020 increased 49.8%, or $14.0 million, to $42.0 million from $28.1 million for the nine months ended September 30, 2019. Gross margin decreased to (111.7)% for the nine months ended September 30, 2020, as compared to (46.8)% for the nine months ended September 30, 2019, primarily due to program investments targeting performance improvements, as well as incremental service costs during the nine months ended September 30, 2020 associated with increased usage of units at some of our primary customer sites caused by the COVID-19 pandemic and an increase in the provision for common stock warrants.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers and costs for onsite generation. Cost of revenue from fuel delivered to customers for the three months ended September 30, 2020 increased 54.7%, or $5.0 million, to $14.2 million from $9.2 million for the three months ended September 30, 2019. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs. Gross margin decreased to (44.2)% during the three months ended September 30, 2020, compared to (19.8)% during the three months ended September 30, 2019, primarily due to an increase in cost of fuel paid to suppliers and an increase in the provision for common stock warrants.

Cost of revenue from fuel delivered to customers for the nine months ended September 30, 2020 increased 24.4%, or $6.3 million, to $32.3 million from $25.9 million for the nine months ended September 30, 2019. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs. Gross margin decreased to (31.5)% during the nine months ended September 30, 2020, compared to (21.6)% during the nine months ended September 30, 2019, primarily due to an increase in cost of fuel paid to suppliers and an increase in the provision for common stock warrants.

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

Research and development expense for the three months ended September 30, 2020 increased $4.0 million, or 49.0%, to $12.0 million, from $8.0 million for the three months ended September 30, 2019.  The increase was primarily due to additional R&D program investments such as programs associated with improvement of fuel efficiency, GenDrive unit performance and new product development such as on-road delivery trucks, drone applications, and increase in headcount.

Research and development expense for the nine months ended September 30, 2020 increased $7.8 million, or 32.0%, to $32.1 million, from $24.3 million for the nine months ended September 30, 2019.  The increase was primarily due to additional R&D program investments such as programs associated with improvement of fuel efficiency, GenDrive unit performance and new product development such as on-road delivery trucks, drone applications, and increase in headcount.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2020, increased $3.9 million, or 37.3%, to $14.3 million from $10.4 million for the three months ended September 30, 2019. This increase was primarily related to acquisition and debt restructuring charges in addition to increases in salaries, employee bonuses, stock-based compensation and headcount.

Selling, general and administrative expenses for the nine months ended September 30, 2020, increased $13.6 million, or 40.8%, to $46.9 million from $33.4 million for the nine months ended September 30, 2019.  This increase was primarily related to acquisition and debt restructuring charges in addition to increases in salaries, employee bonuses, stock-based compensation and headcount.

Interest and other expense, net. Interest and other expense, net consists of interest and other expenses related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations, as well as foreign currency exchange losses, offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, restricted cash, foreign currency exchange gains and other income. Since September 30, 2019, the Company assumed approximately $170.0 million of additional long-term debt at 12% interest (which interest was reduced to 9.5% on May 6, 2020), issued a 7.5% Convertible Senior Note at 7.5% interest, issued $212.5 million convertible senior notes at 3.75% interest, and entered into additional sale/leaseback finance obligation arrangements.

Net interest and other expense for the three months ended September 30, 2020 increased $9.3 million, or 116.3%, as compared to the three months ended September 30, 2019. This increase was attributable to an increase in interest expense associated with the Company’s finance obligations, long-term debt and the issuance of the convertible senior note, as mentioned above.

Net interest and other expense for the nine months ended September 30, 2020 increased $17.8 million, or 73.8%, as compared to the nine months ended September 30, 2019. This increase was attributable to an increase in finance obligations, long-term debt and the issuance of the convertible senior note, as mentioned above.

Common Stock Warrant Liability

The Company accounts for common stock warrants as common stock warrant liability with changes in the fair value reflected in the unaudited interim condensed consolidated statement of operations as change in the fair value of common stock warrant liability.

All remaining common stock warrants were fully exercised in the fourth quarter of 2019. As such, there was no change in fair value as of September 30, 2020.

Contingent Consideration

In the second quarter of 2020 the Company recorded a provisional amount of $7.8 million in contingent consideration, related to the valuation of Giner ELX’s earnout payments that the sellers are eligible to receive. In the third quarter of 2020, the Company assessed the fair value of the contingent consideration to be $8.9 million. The $1.1 million change in fair value of the contingent consideration is reflected in the unaudited interim condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

Gain (Loss) on Extinguishment of Debt

In May 2020, the Company used a portion of the net proceeds from the issuance of the 3.75% Convertible Senior Notes to repurchase approximately $66.3 million of the 5.5% Convertible Senior Notes which resulted in a $13.2 million gain on early debt extinguishment.

In March of 2019, the Company restructured its long-term debt with New York Green Bank, which resulted in a loss on  early debt extinguishment of $0.5 million.

Income Tax

The Company recognized an income tax benefit for the three and nine months ended September 30, 2020 of $6.5 million and $24.2 million, respectively. Income tax benefit for the three and nine months ended September 30, 2020 included $6.5 million and $19.0 million, respectively resulting from the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized an income tax benefit resulting from a source of future taxable income attributable to the net credit to additional paid-in capital related to the issuance of the 3.75% Convertible Senior Notes, offset by the partial extinguishment of the 5.5% Convertible Senior Notes. In addition, the Company recorded $5.2 million of income tax benefit for the nine months ended September 30, 2020 related to the recognition of net deferred tax liabilities in connection with the Giner ELX acquisition, which resulted in a corresponding reduction in our deferred tax asset valuation allowance. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $85.5 million and $67.2 million for the nine months ended September 30, 2020 and 2019, respectively, and had an accumulated deficit of $1.4 billion at September 30, 2020.

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

During the nine months ended September 30, 2020, net cash used in operating activities was $156.9 million, consisting primarily of a net loss attributable to the Company of $85.5 million, and net outflows from fluctuations in working capital and other assets and liabilities of $96.3 million. The changes in working capital primarily were related to increases and decreases in various current asset and liability accounts. As of September 30, 2020, we had cash and cash equivalents of $448.1 million and net working capital of $514.2 million. By comparison, at December 31, 2019, we had cash and cash equivalents of $139.5 million and net working capital of $162.5 million.

Net cash used in investing activities for the nine months ended September 30, 2020 totaled $71.7 million and included net cash paid for acquisitions, purchases of intangible assets, purchases of property, plant and equipment, and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to equipment that we lease directly to customers are included in net cash used in investing activities.

Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $590.6 million and primarily resulted from the issuance of shares of common stock and convertible senior notes, and proceeds from borrowing on long-term debt, offset by the repurchase of convertible senior notes and purchase of related capped calls.

Public and Private Offerings of Equity and Debt

Common Stock Issuances

In August 2020, the Company issued and sold in a registered direct offering an aggregate of 35,276,250 shares of its common stock at a purchase price of $10.25 per share for net proceeds of approximately $344.4 million.

On April 13, 2020, the Company entered into an At Market Issuance Sales Agreement (ATM), with B. Riley FBR, Inc., as sales agent, or FBR, pursuant to which the Company may offer and sell, from time to time through FBR, shares of Company common stock having an aggregate offering price of up to $75.0 million. As of the date of this filing, the Company has not issued any shares of common stock pursuant to the ATM.

In December 2019, the Company issued and sold in a registered public offering an aggregate of 46 million shares of its common stock at a purchase price of $2.75 per share for net proceeds of approximately $120.4 million.

Prior to December 31, 2019, the Company entered into a previous ATM with FBR, which was terminated in the fourth quarter of 2019.  Under this ATM, for the nine months ended September 30, 2019, the Company issued 6.3 million shares of common stock, resulting in net proceeds of $14.6 million.

In March 2019, the Company issued and sold in a registered direct offering an aggregate of 10 million shares of its common stock at a purchase price of $2.35 per share for net proceeds of approximately $23.5 million.

Convertible Senior Notes

In May 2020, the Company issued $212.8 million in aggregate principal amount of 3.75% convertible senior notes due  2025, which we refer to herein as the 3.75% Convertible Senior Notes. The total net proceeds from this offering, after deducting costs of the issuance, were $205.1 million. The Company used $90.2 million of the net proceeds from the offering of the 3.75% Convertible Senior Notes to repurchase $66.3 million of the $100 million in aggregate principal amount of 5.5% Convertible Senior Notes due 2023, which we refer to herein as the 5.5% Convertible Senior Notes. In addition, the Company used approximately $16.3 million of the net proceeds from the offering of the 3.75% Convertible Senior Notes to enter into privately negotiated capped called transactions. In October 2020, $28.0 million of the remaining 5.5% Convertible Senior Notes converted into 12.2 million shares of common stock.

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

Operating and Finance Leases

The Company enters into sale/leaseback agreements with various financial institutions to facilitate the Company’s commercial transactions with key customers. The Company sells certain fuel cell systems and hydrogen infrastructure to the financial institutions and leases the equipment back to support certain customer locations and to fulfill its varied Power Purchase Agreements (PPAs).  Transactions completed under the sale/leaseback arrangements are generally accounted for as operating leases and therefore the sales of the fuel cell systems and hydrogen infrastructure are recognized as revenue.  In connection with certain sale/leaseback transactions, the financial institutions require the Company to maintain cash balances in restricted accounts securing the Company’s finance obligations. Cash received from customers under the PPAs is used to make payments against the Company’s finance obligations. As the Company performs under these agreements, the required restricted cash balances are released, according to a set schedule. The total remaining lease payments to financial institutions under these agreements at September 30, 2020 was $332.8 million, $286.2 million of which were secured with restricted cash, security deposits backing letters of credit, and pledged service escrows.

The Company has varied master lease agreements with Wells Fargo Equipment Finance, Inc., or Wells Fargo, to finance the Company’s commercial transactions with various customers. The Wells Fargo lease agreements were entered into during 2017, 2018, 2019 and 2020. Pursuant to the lease agreements, the Company sells fuel cell systems and hydrogen infrastructure to Wells Fargo and then leases them back and operates them at Walmart sites.  The Company has a customer guarantee for a large portion of the transactions entered into in connection with such lease agreements. The Wells Fargo lease agreements required letters of credit totaling approximately $78.8 million for the unguaranteed portion as of September 30, 2020. The total remaining lease liabilities owed to Wells Fargo were $114.3 million at September 30, 2020.

Over recent years, including in 2019, the Company has entered into master lease agreements with multiple institutions such as Key Equipment Finance (KeyBank), SunTrust Equipment Finance & Lease Corp. (now known as Truist Bank), First American Bancorp, Inc. (First American), Crestmark Equipment Finance (Crestmark) and U.S. Bank. During the nine months ended September 30 2020, the Company entered into additional lease agreements with KeyBank, First American, Truist Bank, Crestmark and U.S. Bank. Similar to the Wells Fargo lease agreements, the primary purpose of these agreements is to finance commercial transactions with varied customers. Most of the transactions with these financial institutions required cash collateral for the unguaranteed portions totaling $189.9 million as of September 30, 2020. Similar to the Wells Fargo lease agreements, in many cases the Company has a customer guarantee for a large portion of the transactions. The total remaining lease liabilities owed to these financial institutions were $218.5 million at September 30, 2020.

Restricted Cash

As security for the above noted sale/leaseback agreements, cash of $133.4 million was required to be restricted as of September 30, 2020, which restricted cash will be released over the lease term.  As of September 30, 2020, the Company also had letters of credit backed by security deposits totaling $149.3 million for the above noted sale/leaseback agreements.

In addition, as of September 30, 2020, the Company also had letters of credit in the aggregate amount of $0.5 million associated with a finance obligation from the sale/leaseback of its building. We consider cash collateralizing this letter of credit as restricted cash.

Secured Debt

In March 2019, the Company, and its subsidiaries Emerging Power Inc. and Emergent Power Inc., entered into a loan and security agreement, as amended (the Loan Agreement), with Generate Lending, LLC (Generate Capital), providing for a secured term loan facility in the amount of $100.0 million (the Term Loan Facility). The Company borrowed $85.0 million under the Loan Agreement on the date of closing and borrowed an additional $15.0 million in April 2019 and $20 million in November 2019. A portion of the initial proceeds of the loan was used to pay in full the Company’s long-term debt with NY Green Bank, a Division of the New York State Energy Research & Development Authority, including accrued interest of $17.6 million (the Green Bank Loan), and terminate approximately $50.3 million of certain equipment leases with Generate Plug Power SLB II, LLC and repurchase the associated leased equipment. In connection with this transaction, the Company recognized a loss on extinguishment of debt of approximately $0.5 million during the nine months ended September 30, 2019. This loss was recorded in gain (loss) on extinguishment of debt, in the Company’s unaudited interim condensed consolidated statement of operations. Additionally, $1.7 million was paid to an escrow account related to additional fees due in connection with  the Green Bank Loan if the Company does not meet certain New York State employment and fuel cell deployment targets by March 2021. Amount escrowed is recorded in short-term other assets on the Company’s unaudited interim condensed consolidated balance sheets as of September 30, 2020. The Company presently expects to meet the targets as required under the arrangement. During the nine months ended September 30, 2020, the Company received $250 thousand from escrow related to the New York state employment targets.

Additionally, on May 6, 2020, the Company and its subsidiaries, Emerging Power, Inc. and Emergent Power, Inc., entered into a Fifth Amendment (the Amendment) to the Loan Agreement and Security Agreement, dated as of March 29, 2019, as amended (the Loan Agreement) with Generate Lending, LLC (Generate Capital). The Amendment amends the Loan Agreement  to, among other things, (i) provide for an incremental term loan in the amount of $50.0 million, (ii) provide for additional, uncommitted incremental term loans in an aggregate amount not to exceed $50.0 million, which may become available to the Company in Generate Capital’s sole discretion, (iii) reduce the interest rate on all loans to 9.50% from 12.00% per annum, and (iv) extend the maturity date to October 31, 2025 from October 6, 2022. The $50 million incremental term loan has been fully funded. In connection with the restructuring, the Company capitalized $1.0 million of origination fees and expensed $300 thousand in legal fees. In the third quarter of 2020, the Company borrowed an additional $50.0 million, under the amended Loan Agreement.

On September 30, 2020, the outstanding balance under the Term Loan Facility was $185.0 million with a 9.5% annual interest rate.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments will be funded in part by releases of restricted cash, as described in Note 16, Commitments and Contingencies. Based on the amortization schedule as of September 30, 2020, the outstanding balance of $185.0 million under the Term Loan Facility must be fully paid by October 31, 2025.

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

 The Loan Agreement contains covenants, including, among others, (i) the provision of annual and quarterly financial statements, management rights and insurance policies and (ii) restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales and (iii) compliance with a collateral coverage covenant. The Loan Agreement also provides for events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults at the discretion of the lender. As of September 30, 2020, the Company was in compliance with all the covenants.

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

As of September 30, 2020, the Term Loan Facility requires the principal balance as of each of the following dates not to exceed the following (in thousands):

December 31, 2020	$164,017
December 31, 2021	127,317
December 31, 2022	93,321
December 31, 2023	62,920
December 31, 2024	33,692
December 31, 2025	—

Several key indicators of liquidity are summarized in the following table (in thousands):

	Nine months	Year
	ended or at	ended or at
	September 30, 2020	December 31, 2019
Cash and cash equivalents at end of period	$448,140	$139,496
Restricted cash at end of period	283,232	230,004
Working capital at end of period	514,163	162,549
Net loss attributable to common stockholders	(85,533)	(85,517)
Net cash used in operating activities	(156,910)	(51,522)
Net cash used in investing activities	(71,715)	(14,244)
Net cash provided by financing activities	590,587	325,060

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

At issuance in May 2020, the total net proceeds from the 3.75% Convertible Senior Notes were as follows:

Amount
(in thousands)
Principal amount	$212,463
Less initial purchasers' discount	(6,374)
Less cost of related capped calls	(16,253)
Less other issuance costs	(617)
Net proceeds	$189,219

3.75% Convertible Senior Notes

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

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

September 30,
2020
Principal amounts:
Principal	$212,463
Unamortized debt discount (1)	(129,101)
Unamortized debt issuance costs (1)	(2,425)
Net carrying amount	$80,937
Carrying amount of the equity component (2)	$130,249
1)	Included in the unaudited interim condensed consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

2)	Included in the unaudited interim condensed consolidated balance sheets within additional paid-in capital, net of $4.4 million in equity issuance costs and associated income tax benefit of $19.0 million.

Based on the closing price of the Company’s common stock of $13.41 on September 30, 2020, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at September 30, 2020 was approximately $532.3 million. The Company utilized a Monte Carlo simulation model to estimate the fair value of the convertible debt. The simulation model is designed to capture the potential settlement features of the convertible debt, in conjunction with simulated changes in the Company’s stock price over the term of the note, incorporating a volatility assumption of 75%. This is considered a Level 3 fair value measurement.

Capped Call

In conjunction with the pricing of the 3.75% Convertible Senior Notes, the Company entered into privately negotiated capped call transactions (3.75% Notes Capped Call) with certain counterparties at a price of $16.2 million. The 3.75% Notes Capped Call cover, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that underlie the initial 3.75% Convertible Senior Notes and is generally expected to reduce potential dilution to the Company’s common stock upon any conversion of the 3.75% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the 3.75% Notes Capped Call is initially $6.7560 per share, which represents a premium of approximately 60% over the last then-reported sale price of the Company’s common stock of $4.11 per share on the date of the transaction and is subject to certain adjustments under the terms of the 3.75% Notes Capped Call. The 3.75% Notes Capped Call becomes exercisable if the conversion option is exercised.

The net cost incurred in connection with the 3.75% Notes Capped Call has been recorded as a reduction to additional paid-in capital in the unaudited interim condensed consolidated balance sheet.

7.5% Convertible Senior Note

In September 2019, the Company issued $40.0 million aggregate principal amount of 7.5%  Convertible Senior Note due on January 5, 2023, which is referred to herein as the 7.5% Convertible Senior Note, in exchange for net proceeds of $39.1 million, in a private placement to an accredited investor pursuant to Rule 144A under the Securities Act. There were no required principal payments prior to the maturity of the 7.5% Convertible Senior Note. Upon maturity of the 7.5% Convertible Senior Note, the Company was required to repay 120% of $40.0 million, or $48.0 million. The 7.5% Convertible Senior Note bore interest at 7.5% per year, payable quarterly in arrears on January 5, April 5, July 5 and October 5 of each year beginning on October 5, 2019 and was to mature on January 5, 2023 unless earlier converted or repurchased in accordance with its terms. The 7.5% Convertible Senior Note was unsecured and did not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

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

In May 2020, the Company used a portion of the net proceeds from the issuance of the 3.75% Convertible Senior Notes to finance the cash portion of the partial repurchase of the 5.5% Convertible Senior Notes, which consisted of a repurchase of approximately $66.3 million in aggregate principal amount of the 5.5% Convertible Senior Notes in privately-negotiated transactions for aggregate consideration of $128.9 million, consisting of approximately $90.2 million in cash and approximately 9.4 million shares of the Company’s common stock. Of the $128.9 million in aggregate consideration, $35.5 million and $93.4 million were allocated to the debt and equity components, respectively, utilizing an effective discount rate of 29.8% to determine the fair value of the liability component. As of the repurchase date, the carrying value of the 5.5% Convertible Senior Notes that were repurchased, net of unamortized debt discount and issuance costs, was $48.7 million. The partial repurchase of the 5.5% Convertible Senior Notes resulted in a $13.2 million gain on early debt extinguishment. As of September 30, 2020, approximately $33.7 million aggregate principal amount of the 5.5% Convertible Senior Notes remained outstanding. In October 2020, $28.0 million of the remaining 5.5% Convertible Senior Notes converted into 12.2 million shares of common stock.

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

The 5.5% Convertible Senior Notes consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Principal amounts:
Principal	$33,660	$100,000
Unamortized debt discount (1)	(7,477)	(27,818)
Unamortized debt issuance costs (1)	(403)	(1,567)
Net carrying amount	$25,780	$70,615
Carrying amount of the equity component (2)	$—	$37,702
1)	Included in the unaudited interim condensed consolidated balance sheets within the 5.5% Convertible Senior Notes, net and amortized over the remaining life of the 5.5% Convertible Senior Notes using the effective interest rate method.
2)	Included in the unaudited interim condensed consolidated balance sheets within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit of $9.2 million, at December 31, 2019.

Based on the closing price of the Company’s common stock of $13.41 on September 30, 2020, the if-converted value of the 5.5% Convertible Senior Notes was greater than the principal amount. The estimated fair value of the 5.5% Convertible Senior Notes at September 30, 2020 and December 31, 2019 was approximately $195.3 million and $135.3 million, respectively. The Company utilized a Monte Carlo simulation model to estimate the fair value of the convertible debt. The simulation model is designed to capture the potential settlement features of the convertible debt, in conjunction with simulated changes in the Company’s stock price over the term of the 5.5% Convertible Senior Notes, incorporating a volatility assumption of 75%. This is considered a Level 3 fair value measurement.

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

The book values of the 5.5% Notes Capped Call and Common Stock Forward are not remeasured.

During October 2020, the Common Stock Forward was partially settled and, as a result, the Company received 3.5 million shares of its common stock.

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

The majority of the Amazon Warrant Shares will vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The first tranche of 5,819,652 Amazon Warrant Shares vested upon the execution of the Amazon Transaction Agreement. Accordingly, $6.7 million, the fair value of the first tranche of Amazon Warrant Shares, was recognized as selling, general and administrative expense during 2017. All future provision for common stock warrants is measured based on their grant-date fair value and recorded as a charge against revenue. The second tranche of 29,098,260 Amazon Warrant Shares vested in four installments of 7,274,565 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Amazon Warrant Shares is $1.1893 per share. The third tranche of 20,368,784 Amazon Warrant Shares will vest in eight installments of 2,546,098 Amazon Warrant Shares each time Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Amazon Warrant Shares is $13.81, which is an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant Shares are exercisable through April 4, 2027. The Amazon Warrant Shares provide for net share settlement that, if elected by the holders, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Amazon Warrant Shares provide for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. These warrants are classified as equity instruments.

At September 30, 2020 and December 31, 2019, 27,643,347 and 20,368,782 of the Amazon Warrant Shares had vested, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended September 30, 2020 and 2019 was $17.3 million and $1.0 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the nine months ended September 30, 2020 and 2019 was $22.0 million and $2.0 million, respectively.

During the third quarter of 2020, approximately $23.8 million of recorded revenue from Amazon was constrained by the tranche 3 of the Amazon Warrant Shares. An additional 7,274,565 Amazon Warrant Shares  vested on November 2, 2020, representing the final vesting of tranche 2, resulting in cumulative vesting in 34,917,912 Warrant Shares since the execution of the Amazon Transaction Agreement. In accordance with terms of the Amazon Transaction Agreement as described above, upon final vesting of tranche 2, the tranche 3 Amazon Warrant Shares exercise price was determined to be $13.81 per share. Based on the exercise price of the third tranche of the Amazon Warrant Shares, among other things, the fair value of the 20,368,784 tranche 3 Amazon Warrant Shares is estimated to be $10.60 each, compared to the fair value of tranche 2 Amazon Warrant Shares of $1.05 each.

The Company also recorded a provision for losses of $4.3 million in the third quarter of 2020 related to Amazon service contracts, caused primarily by the increase in the value of the tranche 3 warrants, driven by recent increases in the Company’s stock price.

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

At September 30, 2020 and December 31, 2019, 13,094,217 and 5,819,652 of the Walmart Warrant Shares had vested, respectively.  The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended September 30, 2020 and 2019 was $1.3 million and $0.5 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the nine months ended September 30, 2020 and 2019 was $3.2 million and $1.7 million, respectively.

Lessor Obligations

As of September 30, 2020, the Company had noncancelable operating leases (as lessor), primarily associated with assets deployed at customer sites. These leases expire over the next one to nine years. Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2020 were as follows (in thousands):

Remainder of 2020	$8,272
2021	34,436
2022	32,665
2023	30,043
2024	26,660
2025 and thereafter	$49,351
Total future minimum lease payments	$181,427

Lessee Obligations

As of September 30, 2020, the Company had operating and finance leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, Nature of Operations) as summarized below.  These leases expire over the next one to eight years. Minimum rent payments under operating and finance leases are recognized on a straight-line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as finance leases and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at September 30, 2020 and December 31, 2019 was $25.9 million and $31.7 million, respectively. The fair value of the finance obligation approximated the carrying value as of both September 30, 2020 and December 31, 2019.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at September 30, 2020 was $144.3 million, of which $22.2 million and $122.1 million were classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheets. The outstanding balance of this obligation at December 31, 2019 was $109.4 million, of which $15.5 million and $93.9 million were classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of September 30, 2020.

The Company has a finance lease associated with its property and equipment in Latham, New York. A liability relating to this lease of $2.8 million has been recorded as a finance obligation in the unaudited interim condensed consolidated balance sheet as of September 30. The fair value of this finance obligation approximated the carrying value as of September 30, 2020.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of September 30, 2020 were as follows (in thousands):

			Other	Total
	Operating	Finance	Leased	Finance
	Leases	Leases	Property	Obligations
Remainder of 2020	$14,639	$2,546	$186	$17,371
2021	58,505	9,276	590	68,371
2022	58,480	4,975	573	64,028
2023	55,655	3,149	549	59,353
2024	54,203	16,154	632	70,989
2025 and thereafter	71,304	—	1,174	72,478
Total future minimum lease payments	312,786	36,100	3,704	352,590
Less imputed lease interest	(84,903)	(10,190)	(947)	(96,040)
Sale of future services	144,292	—	—	144,292
Total lease liabilities	$372,175	$25,910	$2,757	$400,842

Rental expense for all operating leases was $14.6 million and $7.8 million for the three months ended September 30, 2020 and 2019, respectively. Rental expense for all operating leases was $40.1 million and $19.9 million for the nine months ended September 30, 2020 and 2019, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $24.5 million and $44.2 million for the three and nine months ended September 30, 2020, respectively, and $14.8 million and $30.9 million for the three and nine months ended September 30, 2019, respectively. Right of use assets obtained in exchange for new operating lease liabilities was $41.1 million and $86.5 million for the three and nine months ended September 30, 2020, respectively, and $38.4 million and $72.9 million for the three and nine months ended September 30, 2019.

At both September 30, 2020 and December 31, 2019, security deposits associated with sale/leaseback transactions were $5.8 million and were included in other assets in the unaudited interim condensed consolidated balance sheets.

Other information related to the operating leases are presented in the following tables:

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash payments (in thousands)	$40,500	$19,222

	September 30,
	2020	2019
Weighted average remaining lease term (years)	5.5	5.25
Weighted average discount rate	12.1%	12.1%

Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the unaudited interim consolidated statement of operations). Finance lease costs were as follows (in thousands):

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Amortization of right of use asset	$2,655	$2,308
Interest on finance obligations	1,778	3,194
Total finance lease cost	$4,433	$5,502

Right of use assets obtained in exchange for new finance lease liabilities was $41.1 million and $86.5 million for the three and nine months ended September 30, 2020, respectively, and $38.4 million and $72.9 million for the three and nine months ended September 30, 2019, respectively.

Other information related to the finance leases are presented in the following tables:

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash payments (in thousands)	$7,847	$57,659

	As of September 30,
	2020	2019
Weighted average remaining lease term (years)	3.36	3.09
Weighted average discount rate	7.8%	11.1%

Restricted Cash

As security for the above noted sale/leaseback agreements, cash of $133.4 million was required to be restricted as of September 30, 2020, which restricted cash will be released over the lease term.  As of September 30, 2020, the Company also had letters of credit backed by security deposits totaling $149.3 million for the above noted sale/leaseback agreements.

In addition, as of September 30, 2020, the Company also had letters of credit in the aggregate amount of $0.5 million associated with a finance obligation from the sale/leaseback of its building. We consider cash collateralizing this letter of credit as restricted cash.

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

At September 30, 2020, one customer comprised approximately 84.5% of the total accounts receivable balance. At December 31, 2019, two customers comprised approximately 63.4% of the total accounts receivable balance.

For the nine months ended September 30, 2020, 71.8% of total consolidated revenues were associated primarily with two customers. For the nine months ended September 30, 2019, 62.3% of total consolidated revenues were associated primarily with three customers. For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer.

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company does not have off-balance sheet arrangements that are likely to have a current or future significant effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

From time to time, we may invest our cash in government, government backed and interest-bearing investment-grade securities that we generally hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the 5.5% Notes Capped Call and Common Stock Forward purchased in March 2018 related to the issuance of 5.5% Convertible Senior Notes and the 3.75% Notes Capped Call purchased in May  2020 related to the issuance of 3.75% Convertible Senior Notes. We are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

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

PART II.  OTHER INFORMATION

Item 1 — Legal Proceedings

On August 28, 2018, a lawsuit was filed on behalf of multiple individuals against the Company and five corporate co-defendants in the 9th Judicial District Court, Rapides Parish, Louisiana. The lawsuit relates to the previously disclosed May 2018 accident involving a forklift powered by the Company’s fuel cell at a Procter & Gamble facility in Louisiana. The lawsuit alleges claims against the Company and co-defendants, including Structural Composites Industries, Deep South Equipment Co., Air Products and Chemicals, Inc., and Hyster-Yale Group, Inc. for claims under the Louisiana Product Liability Act, or LPLA, including defect in construction and/or composition, design defect, inadequate warning, breach of express warranty and negligence for wrongful death and personal injuries, among other damages. Procter & Gamble has intervened in that suit to recover worker’s compensation benefits paid to or for the employees/dependents. Procter & Gamble has also filed suit for property damage, business interruption, loss of revenue, expenses, and other damages. Procter & Gamble alleges theories under the LPLA, breach of warranty and quasi-contractual claims under Louisiana law. Defendants include the Company and several of the same co-defendants from the August 2018 lawsuit, including Structural Composites Industries (“SCI”), an affiliate of Worthington Industries, Deep South Equipment Co., and Hyster-Yale Group, Inc. Fact and expert discovery among the parties is ongoing, and the former of the two cases was set for mediation for early November 2020 until it was postponed due to further discovery requests by the parties and delays caused by the impact of COVID-19.  We continue to defend against these lawsuits vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits, but the Company does not expect the lawsuits to have a material impact on the Company’s financial position, liquidity or results of operations, or to otherwise have a material adverse effect on the Company.

Item 1A – Risk Factors

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 continue to apply to our business.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)  None.

(b)  None.

Item 6 — Exhibits

1.1	Underwriting Agreement, dated August 11, 2020, by and among Plug Power Inc. and Morgan Stanley & Co. LLC, as representative of the several underwriters named in Schedule I thereto
31.1 (1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (1)
101.SCH*	XBRL Taxonomy Extension Schema Document (1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (1)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (1)

(1)	Filed herewith.

*	Submitted electronically herewith.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 09, 2020	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 09, 2020	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)