Form 10-K
period 2020-12-31
PLUG POWER INC
filed 2021-05-14
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,733,184,540 based on the last reported sale of the common stock on The NASDAQ Capital Market on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter.

As of May 6, 2021, 568,317,504 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

General

References in this Annual Report on Form 10-K to “Plug Power,” the “Company,” “we,” “our” or “us” refer to Plug Power Inc., including as the context requires, its subsidiaries.

In this Annual Report on Form 10-K, the Company:

●	Restates its Consolidated Balance Sheet as of December 31, 2019 and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Stockholders’ Equity (Deficit), and Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2019 and 2018;

●	Amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the fiscal years ended December 31, 2019 and 2018;

●	Restates its “Selected Financial Data” in Part II, Item 6 for fiscal years 2019, 2018, 2017 and 2016; and

●	Restates its Unaudited Quarterly Financial Statements for the first three fiscal quarters in the fiscal year ended December 31, 2020 and each fiscal quarter in the fiscal year ended December 31, 2019.

Restatement Background

As described in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2021, the Company and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that, because of errors identified in the Company’s previously issued financial statements, the Company is restating its financial statements as of and for the years ended December 31, 2019 and 2018 and for each of the quarterly periods ended March 31, 2020 and 2019, June 30, 2020 and 2019, September 30, 2020 and 2019, in its Form 10-K for the year ended December 31, 2020 (collectively, the “Prior Period Financial Statements”). In addition, we have restated the statement of operations for the three months ended December 31, 2019, which was previously disclosed as a note in its form 10-K for  the year ended December 31, 2019.

These errors were identified after the Company reported its 2020 fourth quarter and year end results on February 25, 2021 during the course of the audit with respect to the Company’s financial statements for the year ended December 31, 2020, as well as during preparation of this Annual Report on Form 10-K. We have determined that these errors were the result of a material weakness in internal control over financial reporting that is reported in management’s report on internal control over financial reporting as of December 31, 2020 in Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K.

The restated financial statements as of and for the years ended December 31, 2019 and 2018 correct the following errors (the “Restatement Items”) (for impacts to the quarterly periods, see Note 3, “Unaudited Quarterly Financial Data and Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements”):

(a)	$112.7 million overstatement of the right of use assets related to operating lease liabilities at December 31, 2019, due to the Company incorrectly calculating the operating lease liability associated with certain sale/ leaseback transactions;
(b)	($1.6) million understatement of benefit for loss contracts related to service on the Statement of Operations for the year ended December 31, 2019, inclusive of the partial release of the 2018 accrual to the cost of services performed on fuel cells and related infrastructure, and a $5.3 million understatement of the provision for loss contracts for the year ended December 31, 2018, due to the Company not properly estimating the loss accrual related to extended maintenance contracts;
(c)	$19.5 million and $21.2 million, overstatement of gross profit (loss) for the years ended December 31, 2019 and 2018, respectively, due to the Company not properly presenting certain costs related to research and development activities and cost of revenues;
(d)	$1.8 million recording of a deemed dividend for certain conversions of the Company’s Series E Convertible Preferred Stock settled in common stock during the year ended December 31, 2019;

(e)	The Company determined that the amount recorded to accumulated deficit as of January 1, 2018 for a cumulative adjustment of approximately $3.4 million was the correction of an error in prior lease accounting. As a result of the correction of this error, the $3.4 million charge to accumulated deficit is now reflected in the beginning accumulated deficit for the 12 months ended December 31, 2018; and

(f)	$5.3 million understatement of bonus expense and related payroll taxes for the three months ended September 30, 2020, due to the Company not properly estimating bonus expense for the nine month period ended September 30, 2020.

In addition to the errors described above, the Prior Period Financial Statements also include adjustments to correct certain other errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements (the “Other Adjustments”).  The accounting for the Restatement Items and the Other Adjustments in this Annual Report on Form 10-K does not materially impact revenue and does not impact cash and cash equivalents or the economics of the Company’s existing or future commercial arrangements.

Restatement, Revision and Recasting of Previously Issued Consolidated Financial Statements

This Annual Report on Form 10-K restates and revises amounts included in the Company’s previously issued financial statements as of and for the years ended December 31, 2019 and 2018, and as of and for each of the quarterly periods ended March 31, 2020 and 2019, June 30, 2020 and 2019, September 30, 2020 and 2019 and December 31, 2019.

See Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” and Note 3, “Unaudited Quarterly Financial Data and Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements,” in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.  To further review the effects of the accounting errors identified and the restatement adjustments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in this Annual Report on Form 10-K. See Note 3, “Unaudited Quarterly Financial Data and Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements,” for the impact of these adjustments on each of the first three quarters of fiscal 2019 and fiscal 2020. In addition, we have restated the statement of operations for the three months ended December 31, 2019, which was previously disclosed as a note in Form 10-K for the year ended December 31, 2019. Quarterly reports for fiscal 2021 will include restated results for the corresponding interim periods of fiscal 2020.

Internal Control Considerations

In connection with the restatement, our management has assessed the effectiveness of our internal control over financial reporting. Based on this assessment, management identified a material weakness in our internal control over financial reporting, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2020.  Management is taking steps to remediate the material weakness in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.”

See Part II, Item 9A, “Controls and Procedures,” for additional information related to the identified material weakness in internal control over financial reporting and the related remediation measures.

PART I

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on

Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

●	the risk that we continue to incur losses and might never achieve or maintain profitability;
●	the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us;
●	the risk of dilution to our stockholders and/or stock price should we need to raise additional capital;
●	the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis;
●	the risk that unit orders may not ship, be installed and/or converted to revenue, in whole or in part;
●	the risk that a loss of one or more of our major customers, or if one of our major customers delays payment of or is unable to pay its receivables, a material adverse effect could result on our financial condition;
●	the risk that a sale of a significant number of shares of stock could depress the market price of our common stock;
●	the risk that our convertible senior notes, if settled in cash, could have a material effect on our financial results;
●	the risk that our convertible note hedges may affect the value of our convertible senior notes and our common stock;
●	the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability;
●	the risk of potential losses related to any product liability claims or contract disputes;
●	the risk of loss related to an inability to remediate the material weakness identified in internal control over financial reporting as of December 31, 2020, or inability to otherwise maintain an effective system of internal control;
●	the risk that the determination to restate the Prior Period Financial Statements could negatively affect investor confidence and raise reputational issues;
●	the risk of loss related to an inability to maintain an effective system of internal controls;
●	our ability to attract and maintain key personnel;
●	the risks related to the use of flammable fuels in our products;
●	the risk that pending orders may not convert to purchase orders, in whole or in part;
●	the cost and timing of developing, marketing and selling our products;
●	the risks of delays in or not completing our product development goals;
●	the risks involved with participating in joint ventures;
●	our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers;
●	our ability to successfully pursue new business ventures;
●	our ability to achieve the forecasted gross margin on the sale of our products;
●	the cost and availability of fuel and fueling infrastructures for our products;
●	the risks, liabilities, and costs related to environmental, health and safety matters;
●	the risk of elimination of government subsidies and economic incentives for alternative energy products;
●	market acceptance of our products and services, including GenDrive, GenSure and GenKey systems;
●	our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing, and the supply of key product components;
●	the cost and availability of components and parts for our products;
●	the risk that possible new tariffs could have a material adverse effect on our business;
●	our ability to develop commercially viable products;
●	our ability to reduce product and manufacturing costs;
●	our ability to successfully market, distribute and service our products and services internationally;

●	our ability to improve system reliability for our products;
●	competitive factors, such as price competition and competition from other traditional and alternative energy companies;
●	our ability to protect our intellectual property;
●	the risk of dependency on information technology on our operations and the failure of such technology;
●	the cost of complying with current and future federal, state and international governmental regulations;
●	our subjectivity to legal proceedings and legal compliance;
●	the risks associated with past and potential future acquisitions; and
●	the volatility of our stock price.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Annual Report on Form 10-K, including under Item 1A, “Risk Factors”.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from these contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. These forward-looking statements speak only as of the date on which the statements were made. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

Summary of Risk Factors

The risk factors detailed in Item 1A titled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

●	Our products and performance depend largely on the availability of hydrogen gas and an insufficient supply of hydrogen could negatively affect our sales and deployment of our products and services;
●	We will continue to be dependent on certain third-party key suppliers for components in our products and failure of a supplier to develop and supply components in a timely manner or at all, or our inability to substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products or increase our cost of production;
●	Volatility in commodity prices and product shortages may adversely affect our gross margins;
●	We depend on a concentration of anchor customers for the majority of our revenues and the loss of any of these customers would adversely affect our business, financial condition, results of operations and cash flows;
●	Our ability to source parts and raw materials from our suppliers could be disrupted or delayed in our supply chain which could adversely affect our results of operations;
●	Weakness in the economy, market trends and other conditions affecting the profitability and financial stability of our customers could negatively impact our sales growth and results of operations;
●	We face risks associated with our plans to market, distribute and service our products and services internationally.
●	Our investments in joint ventures may involve numerous risks that may affect the ability of such joint ventures to make distributions to us;
●	Our products and services face intense competition and technological advances in alternative energy companies, battery systems or other fuel cell technologies may make our products less attractive or render them obsolete;
●	If we cannot obtain financing to support the sale of our products and service to customers or our power purchase agreements with customers, such failure may adversely affect our liquidity and financial position;
●	We may require additional capital funding and such capital may not be available to us;
●	We have incurred losses and anticipate continuing to incur losses;
●	Our indebtedness could adversely affect our liquidity, financial condition and our ability to fulfill our obligations and operate our business;
●	The agreement governing our Term Loan Facility with Generate Lending, LLC contains covenant restrictions that may limit our ability to operate our business;
●	Convertible debt securities that may be settled in cash could have a material effect on our reported financial results;

●	We may not be able to expand our business or manage our future growth effectively;
●	Delays in or not completing our product development goals may adversely affect our revenue and profitability;
●	The convertible note hedges may affect the value of our common stock;
●	We are subject to counterparty risk with respect to the convertible note hedge transactions;
●	Certain component quality issues have resulted in adjustments to our warranty reserves and the accrual for loss contracts;
●	Our products use flammable fuels that are inherently dangerous substances and an actual or perceive problem with our products could adversely affect the market’s perception of our products;
●	If our unit orders do not ship, are not installed and/or converted to revenue, in whole or in part, we may have to compensate customers, by either reimbursement, forfeiting portions of associated revenue, or other methods depending on the terms of the customer contracts, which could have an adverse impact on our revenue and cash flow;
●	We are dependent on information technology in our operations and the failure of such technology may adversely affect our business;
●	Our future plans could be harmed if we are unable attract or retain key personnel;
●	We may not be able to protect important intellectual property and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others;
●	We are subject to legal proceedings and legal compliance risks that could harm our business;
●	Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States;
●	If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of investors, resulting in a decline in our stock price;
●	If we do not effectively remediate the material weakness identified in internal control over financial reporting as of December 31, 2020, or if we otherwise fail to maintain an effective system of internal control, we may not be able to accurately report our financial results or prevent fraud;
●	Our determination to restate the Prior Period Financial Statements as a result of the identification of accounting errors may affect investor confidence and raise reputational issues;
●	We are in the process of resolving SEC comments relating to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Form 8-K filed with the SEC on November 9, 2020 regarding certain accounting and financial disclosure matters, which could possibly result in changes in our existing accounting and financial disclosure;
●	The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives, could reduce demand for our products, lead to a reduction in our revenues and adversely impact our operating results and liquidity re may be a risk of;
●	We are subject to various federal, state and local environmental and human health and safety laws and regulations that could impose significant costs and liabilities on us;
●	Trade policies, treaties and tariffs could have a material adverse effect on our business;
●	Our business may become subject to increased government regulation;
●	Changes in tax laws or regulations or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition;
●	The changes in the carryforward/carryback periods as well as the new limitations on use of net operating losses may significantly impact our valuation allowance assessments for net operating losses;
●	We may be unable to establish or maintain relationships with third parties for certain aspects of continued product developments, manufacturing, distribution and servicing and the supply of key components for our products;
●	We may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any ability to do so may disrupt our business and hinder our ability to grow, divert the attention of key personnel, disrupt our business and impair our financial results;
●	We may be unable to successfully pursue new business ventures;
●	Our stock price and stock trading volume have been and could remain volatile, and the value of your investment could decline;
●	Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us;
●	If securities analysts do not publish research or reports or if they publish unfavorable or inaccurate research about our business and our stock, the price of our stock and the trading volume could decline;

●	Provisions in our charter documents and Delaware law may discourage or delay an acquisition of the Company by a third party that stockholders may consider favorable;
●	We do not anticipate paying any dividends on our common stock; and
●	The choice of forum provisions in our amended and restated bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former director, officer, other employee, agent, or stockholder.

Item 1.  Business

Background

As a leading provider of comprehensive hydrogen fuel cell turnkey solutions, Plug Power is driving the hydrogen economy. The Company is focused on green hydrogen (hydrogen fuel produced using renewable resources and electrolysis) and fuel cell solutions used to power electric motors primarily in the electric mobility and stationary power markets, responding to the ongoing paradigm shift in the power, energy, and transportation industries to address climate change and energy security and to meet sustainability goals. Plug Power created the first commercially viable market for hydrogen fuel cell. The Company has deployed over 40,000 fuel cell systems and accelerated its vertical integration through acquisitions, making it a global leader in green hydrogen solutions.

We are focused on proton exchange membrane (“PEM”), fuel cell and fuel processing technologies, fuel cell/battery hybrid technologies, and associated hydrogen and green hydrogen generation, storage and dispensing infrastructure. A fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electricity and heat without combustion.

Plug Power delivers end-to-end clean hydrogen and zero-emissions fuel cell solutions for supply chain and logistics applications, on-road electric vehicles, the stationary power market, and more. Our largest market today is material handling; we support customers at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility, and environmental benefits. In June 2020, Plug Power completed the acquisitions of United Hydrogen Group Inc. (“UHG”) and Giner ELX, Inc. (“Giner ELX”), in line with the Company’s vertical integration strategy. These acquisitions further enhance Plug Power’s position in the hydrogen industry, with capabilities in generation, liquefaction and distribution of hydrogen fuel, complementing the Company’s industry-leading position in the design, construction, and operation of customer-facing hydrogen fueling stations. These acquisitions establish a pathway for Plug Power to transition from low-carbon to zero-carbon hydrogen solutions.

Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products have proven valuable with telecommunications, transportation, and utility customers as robust, reliable, and sustainable power solutions.

We were organized as a corporation in the State of Delaware on June 27, 1997.

Unless the context indicates otherwise, the terms “Company,” “Plug Power,” “we,” “our” or “us” as used herein refer to Plug Power Inc. and its subsidiaries.

Business Strategy

Plug Power is a leading provider of cost-effective, reliable, clean hydrogen and zero-emission fuel cell solutions. We are committed to developing effective, economical, and reliable fuel cell related products, systems and services allowing users to operate sustainably, consistently, and efficiently. Building on our substantial fuel cell application and product integration experience, we are focused on generating strong relationships with customers who value high-asset utilization, increased reliability, efficiency, and zero-emission power solutions.

Our business strategy leverages our unique fuel cell application and integration knowledge to identify high-asset utilization markets in an increasingly electrified world, for which we seek to design and develop innovative systems and customer solutions that provide superior value, ease-of-use and environmentally-friendly design.

Our primary marketing strategy is to focus our resources on high growth markets such as on-road/e-mobility applications as well as material handling, supply chain/logistics and stationary power around the world. Through established customer relationships, we have proven ourselves as a trusted partner with a reliable hydrogen and fuel cell solution. Plug Power’s vertically integrated GenKey solution ties together all critical elements to power, fuel, and service customers such as Amazon, The Home Depot, The Southern Company, BMW, Carrefour, and Walmart. We have made significant progress in penetrating the material handling market, supported through the deployment of over 40,000 GenDrive units into commercial applications. We believe we have developed reliable products which allow the end customers to eliminate incumbent lead-acid battery power sources from their operations and realize their sustainability objectives through adoption of zero-emission clean energy alternatives. In addition, we have deployed our GenKey hydrogen and fuel cell solution to multiple customer sites.

We have an established foundation as a major player in the green hydrogen economy – needing not only the fuel cell systems but the ability to generate green hydrogen. We expect that Plug Power green hydrogen generation plants will be among the first green hydrogen generation networks in North America, with plans to expand globally.

We expect to leverage our manufacturing prowess at  our  Rochester Innovation Center, which is currently under development, and will serve as Plug Power's fuel cell and electrolyzer gigafactory, driving industry scale in manufacturing.

Our operating strategy objectives include decreasing product and service costs, and expanding system reliability.

Our longer-term strategic objectives are to deliver economic, social, and environmental benefits in terms of reliable, clean, cost-effective fuel cell solutions and, ultimately, productivity.

We believe continued investment in research and development is critical to the development and enhancement of innovative products, technologies, and services. In addition to evolving our direct hydrogen fueled systems, we continue to capitalize on our investment and expertise in power electronics, controls, and software design.

We continue to develop and monitor future fuel cell solutions that align with our evolving product roadmap. By leveraging our current GenDrive architecture, we are continuously evaluating adjacent markets such as ProGen electric vehicles, ground support equipment and further expansion in on-road fuel cell vehicles.

Business Organization

We manage our business as a single operating segment, emphasizing shared learning across end-user applications and common supplier/vendor relationships.

Products and Services

Plug Power is facilitating the paradigm shift to an increasingly electrified world by innovating cutting-edge hydrogen and fuel cell solutions.  In our core business, we provide and continue to develop commercially-viable hydrogen and fuel cell product solutions to replace lead-acid batteries in electric material handling vehicles and industrial trucks for some of the world’s largest retail-distribution and manufacturing businesses. We are focusing our efforts on industrial mobility applications, including  electric forklifts and electric industrial vehicles, at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility, and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products have proven valuable with telecommunications, transportation, and utility customers as robust, reliable, and sustainable power solutions.

Part of our long-term plan includes Plug Power penetrating the on-road vehicle market and large-scale stationary market. Plug Power’s announcements to form joint ventures with Renault in Europe and SK Group in Asia not only support this goal but are expected to provide us with a more global footprint. Plug has been successful with acquisitions, strategic partnerships and joint ventures, and we plan to continue this mix.  For example, we expect our relationships with Brookfield and Apex to provide us access to low-cost renewable energy, which is critical to low-cost green hydrogen.

Our current products and services include:

GenDrive: GenDrive is our hydrogen fueled PEM fuel cell system providing power to material handling electric vehicles, including class 1, 2, 3 and 6 electric forklifts, Automated Guided Vehicles (“AGVs”) and ground support equipment;

GenFuel:  GenFuel is our liquid hydrogen fueling delivery, generation, storage, and dispensing system;

GenCare: GenCare is our ongoing ‘internet of things’-based maintenance and on-site service program for GenDrive fuel cell systems, GenSure fuel cell systems, GenFuel hydrogen storage and dispensing products and ProGen fuel cell engines;

GenSure:  GenSure is our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors; GenSure High Power Fuel Cell Platform will support large scale stationary power and data center markets;

GenKey: GenKey is our vertically integrated “turn-key” solution combining either GenDrive or GenSure fuel cell power with GenFuel fuel and GenCare aftermarket service, offering complete simplicity to customers transitioning to fuel cell power;

ProGen:  ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans. This includes the Plug Power membrane electrode assembly (“MEA”), a critical component of the fuel cell stack used in zero-emission fuel cell electric vehicle engines; and

GenFuel Electrolyzers: GenFuel electrolyzers are modular, scalable hydrogen generators optimized for clean hydrogen production. Electrolyzers generate hydrogen from water using electricity and a special membrane and “green” hydrogen is generated by using renewable energy inputs, such as solar or wind power.

We provide our products worldwide through our direct product sales force, and by leveraging relationships with original equipment manufacturers (“OEMs”) and their dealer networks. Plug Power is targeting Asia and Europe for expansion in adoption. Europe has rolled out ambitious targets for the hydrogen economy and Plug Power is executing on its strategy to become one of the European leaders. This includes a targeted account strategy for material handling as well as securing strategic partnerships with European OEMs, energy companies, utility leaders and accelerating our electrolyzer business. We manufacture our commercially viable products in Latham, New York, Rochester, New York and Spokane, Washington and support liquid hydrogen generation and logistics in Charleston, Tennessee.

Markets/Geography & Order Status

The Company’s products and services predominantly serve the North American and European material handling markets, and primarily support large to mid-sized fleet, multi-shift operations in high-volume manufacturing and high-throughput distribution centers. Based on recent market experience, it appears there may be some seasonality to sales stemming from varied customer appropriation cycles.

Orders for the Company’s products and services approximated $367.4 million at December 31, 2020. The Company’s orders at any given time are comprised of fuel cells, hydrogen installations, maintenance services, and hydrogen fuel deliveries. The specific elements of the orders will vary in terms of timing of delivery and can vary between 90 days to 10 years, with fuel cells and hydrogen installations being delivered near term and maintenance services and hydrogen fuel deliveries being delivered over a longer period of time. Historically, shipments made against product orders have generally occurred between ninety days and twenty-four months from the date of acceptance of the order.

On December 31, 2020, the Company waived the remaining vesting conditions under the warrant that was issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon.com Inc. (“Amazon”), in April 2017 (the “Amazon Warrant”), which resulted in a reduction to revenue of $399.7 million, resulting in negative consolidated revenue of $93.2 million for the year ended December 31, 2020. See Note 18, “Warrant Transaction Agreements” to the consolidated financial statements for further information. Total revenue in 2020 for this customer was negative $310.1 million. For the year ended December 31, 2020, this customer accounted for (332.4)% of our total consolidated revenues which included a provision for warrant charge of $420.0 million, which was recorded as a reduction of revenue. Additionally, 156.2% of our total consolidated revenues were associated primarily with two other customers. For  the years ended 2019 and 2018, 49.7% and 66.8%, respectively, of our total consolidated revenues were associated primarily with two customers. For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer. A loss or decline in business with any of these customers could have an adverse impact on our business, financial condition, and results of operations.

We assemble our products at our manufacturing facilities in Latham, New York, Rochester, New York and Spokane, Washington, and provide our services and installations at customer locations and service centers in Romeoville, Illinois and Dayton, Ohio. In addition, we have a hydrogen production plant in Charleston, Tennessee.

Working Capital Items

We currently maintain inventory levels adequate for our short-term needs based upon present levels of production.  We consider the component parts of our different products to be generally available and current suppliers to be reliable and capable of satisfying anticipated needs.

Distribution, Marketing and Strategic Relationships

We have developed strategic relationships with well-established companies in key areas including distribution, service, marketing, supply, technology development and product development. We sell our products worldwide, with a primary focus on North America, Europe, and Asia, through our direct product sales force, OEMs, and their dealer networks. We operate in Europe under the name HyPulsion, to develop and sell hydrogen fuel cell systems for the European material handling market.

Environmental Issues

No significant pollution or other types of hazardous emission result from the Company’s operations and it is not anticipated that our operations will be materially affected by federal, state, or local provisions concerning environmental controls.  Our costs of complying with environmental, health and safety requirements have not been material.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets that we serve, nor on our results of operations, capital expenditures or financial position. We will continue to monitor emerging developments in this area.

Competition

We experience competition in all areas of our business. The markets we address for motive and backup power are characterized by the presence of well-established battery and combustion generator products. We believe the principal competitive factors in the markets in which we operate include product features, including size and weight, relative price and performance, lifetime operating cost, including any maintenance and support, product quality and reliability, safety, ease of use, rapid integration with existing equipment and processes, customer support design innovation, marketing and distribution capability, service and support and corporate reputation.

Intellectual Property

We believe that neither we nor our competitors can achieve a significant proprietary position on the basic technologies currently used in PEM fuel cell systems. However, we believe the design and integration of our system and system components, as well as some of the low-cost manufacturing processes that we have developed, are intellectual property that can be protected. Our intellectual property portfolio covers, among other things: fuel cell components that reduce manufacturing part count; fuel cell system designs that lend themselves to mass manufacturing; improvements to fuel cell system efficiency, reliability and system life; and control strategies, such as added safety protections and operation under extreme conditions. In general, our employees are party to agreements providing that all inventions, whether patented or not, made or conceived while being our employee, which are related to or result from work or research that we perform, will remain our sole and exclusive property.

We have a total of 120 issued patents currently active with the United States Patent and Trademark Office (“USPTO”) and at the close of 2020, we had six U.S. patent applications pending. Additionally, we have 20 trademarks registered with the USPTO and two trademark applications pending.

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

In addition, product safety standards have been established by the American National Standards Institute (“ANSI”), covering the overall fuel cell system. The class 1, 2 and 3 GenDrive products are designed with the intent of meeting the requirements of UL 2267 “Fuel Cell Power Systems for Installation in Industrial Electric Trucks” and NFPA 505 “Fire Safety Standard for Powered Industrial Trucks.” The hydrogen tanks used in these systems have been either certified to ANSI/CSA NGV2-2007 “Compressed Natural Gas Vehicle Fuel Containers” or ISO/TS 15869 “Gaseous hydrogen and hydrogen blends—Land vehicle fuel tanks.” We will continue to design our GenDrive products to meet ANSI and/or other applicable standards. We certified several models of Class 1, 2 and 3 GenDrive products to the requirements of the CE mark with guidance from a European certified body. The hydrogen tanks used in these systems are certified to the Pressure Equipment Directive by a European certified body.

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

See Item 1A, “Risk Factors,” for a discussion of these governmental regulations and other material risks to us, including, to the extent material, to our competitive position.

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

We reviewed the composition of our research and development expenses and corrected errors in the presentation of these expenses (See Note 2, “Restatement of Previously Issued Consolidated Financial Statements” and Note 3, “Unaudited Quarterly Financial data and Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements”). We may also expand the range of our product offerings and intellectual property through licensing and/or acquisition of third-party business and technology. Our research and development expense totaled $27.8 million,

$15.1 million, and $12.8 million during the years ended December 31, 2020, 2019, and 2018, respectively, as restated. We also had cost of research and development contract revenue of $0, $0.2 million, and $0 during the years ended December 31, 2020, 2019, and 2018, respectively, as restated. These expenses represent the cost of research and development programs that are partially funded under cost reimbursement research and development arrangements with third parties and are reported within other cost of revenue on the consolidated statements of operations.

Employees and Human Capital Resources

As of December 31, 2020, we had 1,285 employees, with 1,253 located in the United States and 32 located outside of the United States, as well as 300 temporary employees. In order to facilitate talent attraction and retention, we strive to make Plug Power a safe, rewarding, and challenging workplace with competitive salaries.

Our employees are critical to the Company’s growth, expansion and success, and we consider our relationship with our employees to be positive. The Company is dedicated to fostering a culture of diversity and committed to hiring talented individuals from all backgrounds and perspectives to which the Company’s ultimate success is linked.

COVID 19 Health Measures

In response to the COVID-19 pandemic, we implemented measures to help ensure the health, safety, and security of our employees, while constantly monitoring the rapidly evolving situation and adapting our efforts and responses.   We are endeavoring to follow guidance from authorities and health officials. This includes having the majority of our back-office employees work remotely, imposing travel restrictions and implementing safety measures for employees continuing critical on-site work including, but not limited to, social distancing practices, temperature checks, health symptoms attestations when entering our facilities, and the use of personal protective equipment as appropriate and in accordance with local laws and regulations. Our system and production facilities have also implemented additional cleaning and sanitization routines and split shifts to ensure that we can continue to keep our brands in supply.

Diversity

The Company is committed to promoting and supporting diversity. The Company believes that behaving inclusively is the right thing to do.  The Company also believes that hearing different voices, seeking different perspectives and ideas, leads to better results.  The Company stives to promote diversity on its Board of Directors (the “Board” or “Board of Directors”) and in leadership roles throughout the Company.  Currently, two of the Company’s 10 directors are female.  The Company’s commitment to diversity throughout the organization is further enhanced by policies related to various aspects of employment, including but not limited to, recruiting, selecting, hiring employment placement, job assignment, compensation, access to benefits, selection for training, use of facilities and participation in Company-sponsored employee activities.

Performance Management and Incentives

Our full-year performance management process begins with setting annual goals for the Company, which guide the development of functional and individual employee goals. Employees and their managers are accountable for goals and must review performance against the goals on an ongoing basis. We provide employee base wages that are competitive and consistent with employee positions, skill levels, experience, and location. Additionally, we believe that individual performance and the results of the Company are directly linked to payment of annual short-term incentive compensation. Employees may also be granted equity compensation awards with multi-year vesting for retention.

Compensation and Benefits

In addition to salaries, the Company also offers compensation and benefits programs such as: potential annual discretionary bonuses, stock awards, a 401(k) Savings & Retirement Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and flexible work schedules, among others. We offer comprehensive health, welfare and retirement benefit.  We also offer supplemental benefits programs designed to enhance the daily life and well-being of our employees, including wellness and paid time-off.

The Company believes that identifying and developing the next generation of business leaders is important to its long-term success, and is proud to support it employees in furthering their education with tuition reimbursement plans and training.

Financial Information About Geographic Areas

Please refer to our Geographic Information included in our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge, other than an investor’s own internet access charges, on the Company’s website at www.plugpower.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

Item 1A.  Risk Factors

The following risk factors should be considered carefully in addition to the other information in this Annual Report on Form 10-K. The occurrence of any of the following material risks could harm our business and future results of operations and could result in the trading price of our common stock declining and a partial or complete loss of your investment. These risks are not the only ones that we face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations and trading price of our common stock. The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements.”

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

We sell most of our products to a range of customers that include a few anchor customers, and while we are continually seeking to expand our customer base, we expect this will continue for the next several years. On December 31, 2020, the Company waived the vesting conditions under the Amazon Warrant, which resulted in a reduction in revenue of $399.7 million, resulting in negative consolidated revenue of $93.2 million for the year ended December 31, 2020. See Note 18, “Warrant Transaction Agreements” to the consolidated financial statements for further information. Total revenue in 2020 for this customer was negative $310.1 million. For the year ended December 31, 2020, this customer accounted for (332.4)% of our total consolidated revenues which included a provision for warrant charge of $420.0 million, which was recorded as a reduction of revenue. Additionally, 156.2% of our total consolidated revenues were associated primarily with two other customers. For the year ended December 31, 2019 and 2018, 49.7% and 66.8% of our total consolidated revenues were associated primarily with two customers, respectively. Any decline in business with significant customers could have an adverse impact on our business, financial condition, and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers. If we are unable to broaden our customer base and expand relationships with potential customers, our business will continue to be impacted by demand fluctuations due to our dependence on a small number of customers. Demand fluctuations can have a negative impact on our revenues, business, financial condition, results of operations and cash flows. Our dependence on a small number of major customers exposes us to additional risks. A slowdown, delay or reduction in a customer’s orders could result in excess inventories or unexpected quarterly fluctuations in our operating results and liquidity.  Each of our major customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules, which could adversely affect our business, financial condition, results of operations and cash flows. At December 31, 2020, three customers comprised approximately 73.9% of the total accounts receivable balance. At December 31, 2019, two customers comprised approximately 62.6% of the total accounts receivable balance. If one of our major customers delays payment of or is unable to pay their receivables, that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Volatility in commodity prices and product shortages may adversely affect our gross margins.

Some of our products contain commodity-priced materials. Commodity prices and supply levels affect our costs. For example, platinum is a key material in our PEM fuel cells. Platinum is a scarce natural resource, and we are dependent upon a sufficient supply of this commodity.

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

Our operations require significant amounts of necessary parts and raw materials. We deploy a continuous, companywide process to source our parts and raw materials from fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. If we are unable to source these parts or raw materials, our operations may be disrupted, or we could experience a delay or halt in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, reduced availability or interruption in supplies, whether resulting from more stringent regulatory requirements, supplier financial condition, increases in duties and tariff costs, disruptions in transportation, an outbreak of a severe public health pandemic, such as the COVID-19 pandemic, severe weather, or the occurrence or threat of wars or other conflicts, could have an adverse effect on our financial condition, results of operations and cash flows.

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

We have begun to market, distribute, sell and service our product offerings internationally and expect to continue investing in our international operations. We have limited experience operating internationally, including developing and manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign sub-distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries, and could be adversely affected due to fluctuations in currency exchange rates, political and economic instability, acts or threats of terrorism, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, fund transfer restrictions, capital controls, exchange rate controls, taxes, unfavorable political and diplomatic developments, changes in legislation or regulations and other additional developments or restrictive  actions over which we will have no control.

Doing business in foreign markets requires us to be able to respond to rapid changes in market, legal, and political conditions in these countries. As we expand in international markets, we may face numerous challenges, including unexpected changes in regulatory requirements; potential conflicts or disputes that countries may have to deal with; required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act or the UK Anti-Bribery Act of 2010, data privacy requirements, labor laws and anti-competition regulations; export or import restrictions; laws and business practices favoring local companies; fluctuations in currency exchange rates; longer payment cycles and difficulties in collecting accounts receivables; difficulties in managing international operations; potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers; restrictions on repatriation of earnings and the burdens of complying with a wide variety of international laws. Any of these factors could adversely affect our results of operations and financial condition. The success of our international expansion will depend, in part, on our ability to succeed in navigating the different legal, regulatory, economic, social, and political environments. For example, in June 2016, voters in the United Kingdom approved a reference to withdraw the United Kingdom’s membership from the European Union, which is commonly known as “Brexit.”  The United Kingdom formally left the European Union on January 31, 2020, but the United Kingdom remained in the European Union’s customs union and single market for a transition period that expired on December 31, 2020.  On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement which was applied on a provisional basis from January 1, 2021.  While the economic integration does not reach the level that existed during the time the United Kingdom was a member state of the European Union, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the relationship between the United Kingdom and the European Union in certain other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the United Kingdom and the European Union.  We cannot predict the effect of Brexit nor do we have control over whether and to which effect any other member state will decide to exit the European Union in the future. These developments, as well as potential crises and forms of political instability arising therefrom or any other as of yet unforeseen development, may harm our business.

Our investments in joint ventures may involve numerous risks that may affect the ability of such joint ventures to make distributions to us.

In the future we plan to conduct some of our operations through joint ventures in which we share control with our joint venture participants. Our joint venture participants may have economic, business or legal interests or goals that are inconsistent with ours, or those of the joint venture. Furthermore, our joint venture participants may be unable to meet their economic or other obligations, and we may be required to fulfill those obligations alone. Failure by us, or an entity in which we have a joint venture interest, to adequately manage the risks associated with such joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations. In addition, should any of these risks materialize, it could have a material adverse effect on the ability of the joint venture to make future distributions to us.

Our products and services face intense competition.

The markets for energy products are intensely competitive. Some of our competitors in the motive power sector (predominantly incumbent technologies) are much larger than we are and may have the manufacturing, marketing and sales capabilities to complete research, development, and commercialization of profitable, commercially viable products more quickly and effectively than we can. There are many companies engaged in all areas of traditional and alternative energy generation in the United States and abroad, including, among others, major electric, oil, chemical, natural gas, battery, generator and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. These firms are engaged in forms of power generation such as advanced battery technologies, generator sets, fast charged technologies and other types of fuel cell technologies. In addition, the primary current value proposition for our customers stems from productivity gains in using our solutions. Longer term, given evolving market dynamics and changes in alternative energy tax credits, if we are unable to successfully develop future products that are competitive with competing technologies in terms of price, reliability and longevity, customers may not buy our products. Technological advances in alternative energy products, battery systems or other fuel cell technologies may make our products less attractive or render them obsolete.

B. FINANCIAL AND LIQUIDITY RISKS

If we cannot obtain financing to support the sale of our products and service to our customers or our power purchase agreements with customers, such failure may adversely affect our liquidity and financial position.

Customers representing most of our revenue access our products through Power Purchase Agreements (“PPAs”), rather than a direct purchase. These PPA arrangements require us to finance the purchase of such products, either ourselves or through third-party financing sources. To date, we have been successful in obtaining or providing the necessary financing arrangements. There is no certainty, however, that we will be able to continue to obtain or provide adequate financing for these arrangements on acceptable terms, or at all, in the future. Failure to obtain or provide such financing may result in the loss of material customers and product sales, which could have a material adverse effect on our business, financial condition, and results of operations. Further, if we are required to continue to pledge or restrict substantial amounts of our cash to support these financing arrangements, such cash will not be available to us for other purposes, which may have a material adverse effect on our liquidity and financial position. For example, as of December 31, 2020, approximately $321.4 million of our cash is restricted to support such leasing arrangements, which prevents us from using such cash for other purposes.

We may require additional capital funding and such capital may not be available to us.

As of December 31, 2020, we had cash and cash equivalents of $1.3 billion, restricted cash of $321.9 million and net working capital of $1.4 billion (which is comprised of the net amount of current assets of $1.6 billion and current liabilities of $222.4 million). This compares to $139.5 million, $230.0 million, and $179.7 million, of cash and cash equivalents, restricted cash, and net working capital (which is comprised of the net amount of current assets of $313.7 million and current liabilities of $134.0 million), respectively, on December 31, 2019, as restated.

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased and equipment related to PPAs for customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customers’ hydrogen infrastructure as well as delivery of the hydrogen fuel, continued expansion of our markets, such as Europe and Asia, continued development and expansion of our products, such as ProGen, payment of lease obligations under sale/leaseback financings, mergers and acquisitions, liquid hydrogen plant construction, expanding production facilities and the repayment or refinancing of our long-term debt. Our ability to meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining and expanding positive gross margins across all product lines; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers, including financing arrangements to repay or refinance our long-term debt, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. If we are unable to fund our operations with positive cash flows and cannot obtain external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

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

We have not achieved operating profitability in any quarter since our formation and we will continue to incur net losses until we can produce sufficient revenue to cover our costs. Our net losses attributable to common stockholders were approximately $596.2 million in 2020, $85.6 million in 2019 and $85.7 million in 2018, as restated for 2019 and 2018. As of December 31, 2020, we had an accumulated deficit of $1.9 billion. We anticipate that we will continue to incur losses until we can produce and sell our products and services on a large-scale and cost-effective basis. We cannot guarantee when we will operate profitably, if ever. In order to achieve profitability, we must successfully execute our planned path to profitability in the early adoption markets on which we are focused. The profitability of our products depends largely on material and manufacturing costs and the market price of hydrogen. The hydrogen infrastructure that is needed to support our growth readiness and cost efficiency must be available and cost efficient. We must continue to shorten the cycles in our product roadmap with respect to improvement in product reliability and performance that our customers expect. We must execute on successful introduction of our products into the market. We must accurately evaluate our markets for, and react to, competitive threats in both other technologies (such as advanced batteries) and our technology field. Finally, we must continue to lower our products’ build costs and lifetime service costs. If we are unable to successfully take these steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

Our indebtedness could adversely affect our liquidity, financial condition and our ability to fulfill our obligations and operate our business.

At December 31, 2020, our total outstanding indebtedness was approximately $442.6 million, consisting of $127 thousand of the $100.0 million in aggregate principal amount of the 5.5% Convertible Senior Notes due on March

15, 2023 (the “5.5% Convertible Senior Notes”), $85.5 million of the $200.0 in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025 (the “3.75% Convertible Senior Notes”), $175.4 million of long-term debt primarily associated with our Term Loan Facility with Generate Lending, LLC, or the Term Loan Facility, and other long-term debt, and $181.6 million of finance obligations consisting primarily of debt associated with sale of future revenues and sale/leaseback financings.

Our high level of indebtedness could have negative consequences on our future operations, including:

●	we may have difficulty satisfying our obligations with respect to our outstanding debt;
●	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;
●	we may need to use all, or a substantial portion, of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;
●	our vulnerability to general economic downturns and adverse industry conditions could increase;
●	our flexibility in planning for, or reacting to, changes in our business and in our industry in general could be limited;
●	our amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that may have less debt; and
●	our failure to comply with the covenants in the agreement governing our Term Loan Facility which, among other things, limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

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

We may be unable to respond to changes in business and economic conditions, engage in transactions that might otherwise be beneficial to us, or obtain additional financing, because the agreement governing our Term Loan Facility contains covenant restrictions that limit our ability to, among other things: incur additional debt, create liens, make acquisitions, make loans, pay dividends, dissolve, or enter into leases and asset sale. In addition, the agreement requires that we comply with a collateral coverage covenant that was first measured on December 31, 2020. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with this covenant could result in a default under our other debt instruments, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt, which could materially and negatively affect our financial condition and results of operations.

Although we are currently in compliance with, or have obtained waivers for, the covenants contained in the agreement governing our Term Loan Facility, we cannot assure you that we will be able to remain in compliance with such covenants in the future. An event of default under the agreement governing our Term Loan Facility could have a material adverse effect on our liquidity, financial condition, and results of operations.

Convertible debt securities that may be settled in cash could have a material effect on our reported financial results.

Under Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 3.75% Convertible Senior Notes and the 5.5% Convertible Senior Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the convertible senior notes is that the equity component is required to be included in the additional paid-

in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the convertible senior notes. As a result, we are required to record a non-cash interest expense as a result of the amortization of the discounted carrying value of the convertible senior notes to their face amount over the term of the convertible senior notes. As a result, we report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include the amortization of the debt discount, which could adversely affect our reported or future financial results or the trading price of our common stock.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”).” This Accounting Standards Update (“ASU”) simplifies the complexity associated with applying generally accepted accounting principles in the United States (“GAAP”) for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the 3.75% Convertible Senior Notes and the 5.5% Convertible Senior Notes, will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. This guidance is required to be adopted by January 1, 2022, and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has elected to early adopt this guidance on January 1, 2021 using the modified retrospective method. Under this transition method, the cumulative effect of accounting change will remove the impact of recognizing the equity component of the Company’s convertible notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effective of the accounting change will increase the carrying amount of the convertible notes by $120.7 million, accumulated deficit will be reduced by $9.5 million and additional paid-in capital will be reduced by $130.2 million. Future interest expense of the convertible notes will be lower as a result of adoption of this guidance and net loss per share will be computed using the if-converted method for these securities.

The convertible note hedges may affect the value of our common stock.

In conjunction with the pricing of the 3.75% Convertible Senior Notes, the Company entered into privately negotiated capped call transactions (the “3.75% Notes Capped Call”) with certain counterparties at a price of $16.3 million. The 3.75% Notes Capped Call cover, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that underlie the initial 3.75% Convertible Senior Notes and is generally expected to reduce potential dilution to the Company’s common stock upon any conversion of the 3.75% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the 3.75% Notes Capped Call is initially $6.7560 per share, which represents a premium of approximately 60% over the last then-reported sale price of the Company’s common stock of $4.11 per share on the date of the transaction and is subject to certain adjustments under the terms of the 3.75% Notes Capped Call. The 3.75% Notes Capped Call becomes exercisable if the conversion option is exercised.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the 3.75% Convertible Senior Notes (and are likely to do so during any observation period related to a conversion of 3.75% Convertible Senior Notes or following any repurchase of 3.75% Convertible Senior Notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock. In addition, if any such convertible note hedge transaction fails to become effective, the option counterparties may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock. The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

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

We may not be able to expand our business or manage future growth. We plan to continue to improve our manufacturing processes and build additional manufacturing production over the next five years, which will require successful execution of:

●	expanding our existing customers and expanding to new markets;
●	ensuring manufacture, delivery and installation of our products;
●	implementing and improving additional and existing administrative, financial and operations systems, procedures and controls;
●	hiring additional employees;
●	expanding and upgrading our technological capabilities;
●	managing relationships with our customers and suppliers and strategic partnerships with other third parties;
●	maintaining adequate liquidity and financial resources; and
●	continuing to increase our revenues from operations.

Ensuring delivery of our products is subject to many market risks, including scarcity, significant price fluctuations and competition. Maintaining adequate liquidity is dependent upon a variety of factors, including continued revenues from operations, working capital improvements, and compliance with our debt instruments.   We may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan, or respond to competitive pressures. For further information on risks associated with new business ventures, see Item I.3.E, “Risk Factors” (“Strategic Risks – We may be unable to successfully pursue new business ventures.”).

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

In the past, quality issues have arisen with respect to certain components in certain products that are currently being used at customer sites. Under the terms of our extended maintenance contracts, we have had to retrofit units subject to component quality issues with replacement components to improve the reliability of our products for our customers. We recorded a provision for loss contracts related to service in the current and prior years. Though we continue to work with our vendors on these component issues to improve quality and reliability, unanticipated additional quality issues or warranty claims may arise, and additional material charges may be incurred in the future. Quality issues also could cause profitable maintenance contracts to become unprofitable.

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

Some of the orders we accept from customers require certain conditions or contingencies to be satisfied, or may be cancelled, prior to shipment or prior to commissioning or installation, some of which are outside of our control. Historically, shipments made against these orders have generally occurred between 90 days and 24 months from the date of acceptance of the order. Orders for the Company’s products and services approximated $367.4 million for the year ended December 31, 2020. The time periods from receipt of an order to shipment date and installation vary widely and are determined by a number of factors, including the terms of the customer contract and the customer’s deployment plan. There may also be product redesign or modification requirements that must be satisfied prior to shipment of units under certain of our agreements. If the redesigns or modifications are not completed, some or all of our orders may not ship or convert to revenue. In certain cases, we publicly disclose anticipated, pending orders with prospective customers; however, those prospective customers may require certain conditions or contingencies to be satisfied prior to entering into a purchase order with us, some of which are outside of our control. Such conditions or contingencies that may be required to be satisfied before we receive a purchase order may include, but are not limited to, successful product demonstrations or field trials. Converting orders into revenue is also dependent upon our customers’ ability to obtain financing. Some conditions or contingencies that are out of our control may include, but are not limited to, government tax policy, government funding programs, and government incentive programs. Additionally, some conditions and contingencies may extend for several years. We may have to compensate customers, by either reimbursement, forfeiting portions of associated revenue, or other methods depending on the terms of the customer contract, based on the failure on any of these conditions or contingencies. While not probable, this could have an adverse impact on our revenue and cash flow.

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

PEM fuel cell technology was first developed in the 1950s, and fuel processing technology has been practiced on a large scale in the petrochemical industry for decades. Accordingly, we do not believe that we can establish a significant proprietary position in the fundamental component technologies in these areas. However, our ability to compete effectively will depend, in part, on our ability to protect our proprietary system-level technologies, systems designs and manufacturing processes. We rely on patents, trademarks, and other policies and procedures related to confidentiality to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application. Moreover, we do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to obtain and enforce. In addition, we do not know whether the USPTO will grant federal registrations based on our pending trademark applications. Even if federal registrations are granted to us, our trademark rights may be challenged. It is also possible that our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. We could incur substantial costs in prosecuting or defending trademark infringement suits.

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

We are currently, and in the future may continue to be, subject to commercial disputes and litigation. In connection with any disputes or litigation in which we are involved, we may incur costs and expenses in connection with defending ourselves or in connection with the payment of any settlement or judgment or compliance with any ruling in connection therewith. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, financial condition, results of operations and cash flows. In addition, an unfavorable outcome in any such litigation could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Part I, Item 3, “Legal Proceedings.”

Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

GAAP is subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. See Note 4, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Annual Report on Form 10-K regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Further, the implementation of new accounting pronouncements or a change in other principles or interpretations could have a significant effect on our financial results.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of investors, resulting in a decline in our stock price.

In connection with our determination to restate certain of our previously issued consolidated financial statements, we determined that certain of the estimates and judgment underlying certain of the Restatement Items were in error. See Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” and Note 3, “Unaudited Quarterly Financial Data and Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements,” to the consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. For example, our revenue recognition and impairment of long-lived assets policies are complex, and we often must make estimates and assumptions that could prove to be incorrect. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, loss accrual for service, impairment of long-lived assets, leases and provision for common stock warrants. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of investors, resulting in a decline in our stock price.

We recently identified a material weakness in our internal control over financial reporting related to the accounting for the Restatement Items. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud.

Management identified the following deficiency in internal control over financial reporting as of December 31, 2020: the Company did not maintain a sufficient complement of trained, knowledgeable resources to execute their responsibilities with respect to internal control over financial reporting for certain financial statement accounts and disclosures. As a consequence, the Company did not conduct an effective risk assessment process that was responsive to changes in the Company's operating environment and did not design and implement effective process-level controls activities in the following areas: presentation of operating expenses; accounting for lease-related transactions; identification and evaluation of impairment, loss-contract accrual, certain expense accruals, and deemed dividends; and timely identification of adjustments to physical inventory in interim periods. See Item 9A, “Controls and Procedures,” in this Annual Report on Form 10-K for additional information regarding the identified material weakness and our actions to date to remediate the material weakness.

We reached a determination to restate certain of our previously issued consolidated financial statements as a result of the identification of accounting errors in previously issued financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

As discussed in the Explanatory Note above, in this Annual Report on Form 10-K for the year ended December 31, 2020, we reached a determination to restate our consolidated financial statements and related disclosures for the periods disclosed in those notes after identifying accounting errors in connection with the Restatement Items. The restatement also included corrections for previously identified immaterial items in the Company’s previously issued financial statements and other financial data. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement and have become subject to a number of additional risks, uncertainties, and litigation (see Part I, Item 3, “Legal Proceedings”), which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.

We are in the process of resolving SEC comments relating to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Form 8-K filed with the SEC on November 9, 2020 regarding certain accounting and financial disclosure matters, which could possibly result in changes to our existing accounting and financial disclosure.

We received comment letters from the staff of the SEC's Division of Corporation Finance (the "Staff") relating to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”) and the Form 8-K filed with the SEC on November 9, 2020.  Until these comments are resolved, or until any additional comments raised by the Staff during this process are resolved, we cannot provide assurance that we will not be required to amend the 2019 Form 10-K, the Form 8-K or make any material changes to the accounting or financial disclosures contained in the 2019 Form 10-K, the Form 8-K or similar disclosures made in our other filings, including this Annual Report on Form 10-K for the year ended December 31, 2020.

D. REGULATORY RISKS

The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives, could reduce demand for our products, lead to a reduction in our revenues and adversely impact our operating results and liquidity.

We believe that the near-term growth of alternative energy technologies is affected by the availability and size of government and economic incentives. Many of these government incentives expire, phase out over time, may exhaust the allocated funding, or require renewal by the applicable authority. In addition, these incentive programs could be reduced or discontinued for other reasons. The investment tax credit under the U.S. tax code was renewed in February 2018. The renewal allows for a 30% investment tax credit which declines to 26% for 2021 and 2022, 22% in 2023, and zero for 2024 and later. The reduction, elimination, or expiration of the investment tax credit or other government subsidies and economic incentives, or the failure to renew such tax credit, governmental subsidies, or economic incentives, may result in the diminished economic competitiveness of our products to our customers and could materially and adversely affect the growth of alternative energy technologies, including our products, as well as our future operating results and liquidity.

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

Trade policies, treaties and tariffs could have a material adverse effect on our business.

Our business is dependent on the availability of raw materials and components for our products, particularly electrical components common in the semiconductor industry. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The new U.S. presidential administration and U.S. Congress is in the process of revisiting and, in some cases, reversing changes made by the prior U.S. presidential administration. These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States.

This uncertainty includes the possibility of imposing tariffs or penalties on products manufactured outside the United States, including the U.S. government’s institution of a 25% tariff on a range of products from China and subsequent tariffs imposed by the United States as well as tariffs imposed by trading partners on U.S. goods. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively affecting the overall economic conditions of both China and the United States, which could have a negative impact on us.

We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. Although we currently maintain alternative sources for raw materials,, if we are unable to source our products from the countries where we wish to purchase them, either because of regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could affect our business and our results of operations. Furthermore, the imposition of tariffs on items imported by us from China or other countries could increase our costs and could have a material adverse effect on our business and our results of operations.

Our business may become subject to increased government regulation.

Our products are subject to certain federal, local, and non-U.S. laws and regulations, including, for example, state and local ordinances relating to building codes, public safety, electrical and gas pipeline connections, hydrogen transportation and siting and related matters. See Item 1, “Business—Government Regulations” for additional information. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Further, as products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our ability to manufacture, distribute, install and service our products. Any regulation of our products, whether at the federal, state, local or foreign level, including any regulations relating to the production, operation, installation, and servicing of our products may increase our costs and the price of our products, and noncompliance with applicable laws and regulations could subject us to investigations, sanctions, enforcement actions, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

Changes in tax laws or regulations or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States and various foreign jurisdictions. A number of factors may adversely affect our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; the availability of loss or credit carryforwards to offset taxable income; changes in tax laws, regulations, accounting principles or interpretations thereof; or examinations by US federal, state or foreign jurisdictions that disagree with interpretations of tax rules and regulations in regard to positions taken on tax filings. A change in our effective tax rate due to any of these factors may adversely affect the carrying value of our tax assets and our future results from operations.

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

The changes in the carryforward/carryback periods as well as the new limitation on use of net operating losses (“NOLs”) may significantly impact our valuation allowance assessments for NOLs.

As of December 31, 2020, we had federal NOL carryforwards of $464.3 million, which begin to expire in various amounts and at various dates in 2032 through 2037 (other than federal NOL carryforwards generated after December 31, 2017, which are not subject to expiration). As of December 31, 2020, we also had federal research and development tax credit carryforwards of $4.4 million as restated, which begin to expire in 2033. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership may limit the amount of our NOL carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of the Company of more than 50 percentage points within a three-year period. Based on studies of the changes in ownership of the Company, it has been determined that a Section 382 ownership change occurred in 2013 that limited the amount of pre-change NOLs that can be used in future years. NOLs incurred after the most recent ownership change are not subject to Section 382 of the Code and are available for use in future years. If we undergo an ownership change, our ability to utilize our NOL carryforwards or research and development tax credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Any such limitation may significantly reduce our ability to utilize our NOL carryforwards and research and development tax credit carryforwards before they expire. Our NOL carryforwards and research and development tax credit carryforwards may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOL carryforwards or research and development tax credit carryforwards.

The Coronavirus Aid, Relief and Economic Security Act modifies, among other things, rules governing NOLs. NOLs arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. In addition, NOLs arising in tax years 2018, 2019, and 2020 are subject to a five year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. In future years, if and when the valuation allowance related to our NOLs is partially or fully released, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

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

We may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any ability to do so may disrupt our business and hinder our ability to grow, divert the attention of key personnel, disrupt our business and impair our financial results.

As part of our business strategy, we intend to consider acquisitions of companies, technologies and products. We may not be able to identify such attractive acquisition opportunities. Acquisitions, involve numerous risks, any of which could harm our business, including, among other things:

●	difficulty in integrating the technologies, products, operations and existing contracts of a target company and realizing the anticipated benefits of the combined businesses;
●	mistaken assumptions about volumes or the timing of those volumes, revenues or costs, including synergies;
●	negative perception of the acquisition by customers, financial markets or investors;
●	difficulty in supporting and transitioning customers, if any, of the target company;
●	inability to achieve anticipated synergies or increase the revenue and profit of the acquired business;
●	the assumption of unknown liabilities;
●	exposure to potential lawsuits;
●	limitations on rights to indemnity from the seller;
●	the diversion of management’s and employees’ attention from other business concerns;
●	unforeseen difficulties operating in new geographic areas;
●	customer or key employee losses at the acquired businesses;
●	the price we pay or other resources that we devote may exceed the value we realize; or
●	the value we could have realized if we had allocated the purchase price or other resources to another opportunity and inability to generate sufficient revenue to offset acquisition costs.

In addition, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted. As a result, if our forecasted assumptions for these acquisitions and investments are not accurate, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we had anticipated.

We may be unable to successfully pursue new business ventures.

We have recently begun pursuing the development of hydrogen production plants across the United States and building relationships with green hydrogen suppliers. In June 2020, we acquired UHG, one of the largest privately held hydrogen producers in North America. There can be no assurances that we will be able to successfully implement our new business ventures or successfully operate within this industry. For further information on risks associated with acquisitions, see Item I.3.F “Risk Factors (“Strategic Risks – We may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any ability to do so may disrupt our business and hinder our ability to grow, divert the attention of key personnel, disrupt our business and impair our financial results”).

F.  RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

Our stock price and stock trading volume have been and could remain volatile, and the value of your investment could decline.

The market price of our common stock has historically experienced and may continue to experience significant volatility. In 2020, the sales price of our common stock fluctuated from a high of $37.51 per share to a low of $2.53 per share, and closed as high as $73.18 in January 2021. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders, including one or more of our strategic partners, events relating to our determination to restate certain of our previously issued consolidated financial statements, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Such market price volatility could adversely affect our ability to raise additional capital. Furthermore, technical factors in the public trading market for our common stock may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging or other technical trading factors.  In addition, we are subject to securities class action litigation filed after a drop in the price in our common stock in March 2021, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2020, there were approximately 42,186,802 shares of common stock issuable upon conversion of the 3.75% Convertible Senior Notes at a conversion price of $5.03 per share. In addition, as of December 31, 2020, we had outstanding options exercisable for an aggregate of 10,284,498 shares of common stock at a weighted average exercise price of $5.78 per share and 104,753,740 shares of common stock issuable upon the exercise of warrants, 68,380,913 of which were vested as of December 31, 2020.

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

Our certificate of incorporation, our bylaws, and Delaware corporate law contain provisions that could have an anti-takeover effect and make it harder for a third party to acquire us without the consent of our Board. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors.  These provisions include: the ability of our Board to issue shares of preferred stock in one or more series and to determine the terms of those shares, including preference and voting rights, without a stockholder vote; the exclusive right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board; the inability of stockholders to call a special meeting of stockholders; the prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; the ability of our Board of Directors, by majority vote, to amend the bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and staggered terms for our directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders.

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

Our amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and the exclusive forum in the Delaware federal courts for the resolution of any complaint asserting a cause of action under the Securities Act.

Our amended and restated bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware  will be the sole and exclusive forum for any state law claims for: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of, or a claim based on, a breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Company’s certificate of incorporation or bylaws, or (iv) any other action asserting a claim governed by the internal affairs doctrine. The amended and restated bylaws further provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the Company will be deemed to have notice of and consented to these provisions.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, results of operations, and financial condition. For example, Section 22 of the Securities Act provides that state and federal courts have concurrent jurisdiction over claims to enforce any duty or liability created by the Securities Act or the rules and regulations promulgated thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

Because the choice of forum provisions in our amended and restated bylaws may have the effect of severing certain causes of action between federal and state courts, stockholders seeking to assert claims against us or any of our current or former director, officer, other employee, agent, or stockholder, may be discouraged from bringing such claims due to a possibility of increased litigation expenses arising from litigating multiple related claims in two separate courts. The choice of forum provisions may therefore limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former director, officer, other employee, agent, or stockholder.

Item 1B.  Unresolved Staff Comments

On December 16, 2020, the Company received a comment letter from the Staff of the SEC’s Division of Corporation Finance relating to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Form 8-K filed with the SEC on November 9, 2020 regarding certain accounting and financial disclosure matters.  The process to resolve these comments with the SEC is continuing.

There are no unresolved comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year ended December 31, 2020.

Item 2.  Properties

Our principal offices are located in Latham, New York, where we lease a 159,000 square foot facility that includes our headquarter office building, our manufacturing facility, and our primary research and development center. We lease a 150,000 square foot facility in Rochester, New York that includes additional office and research and development space, a 29,200 square foot facility in Spokane, Washington that includes an office building and a manufacturing facility, and a 38,400 square foot warehousing space in Clifton Park, New York. We also lease service centers in Dayton, Ohio and Romeoville, Illinois. See Note 22, “Commitments and Contingencies, as restated,” to the consolidated financial statements, Part II, Item 8, Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further discussion of the leases. We believe that our facilities are sufficient to accommodate our anticipated production volumes for at least the next two years.

Item 3.  Legal Proceedings

On August 28, 2018, a lawsuit was filed on behalf of multiple individuals against the Company and five corporate co-defendants in the 9th Judicial District Court, Rapides Parish, Louisiana. The lawsuit relates to the previously disclosed May 2018 accident involving a forklift powered by the Company’s fuel cell at a Procter & Gamble facility in Louisiana. The lawsuit alleges claims against the Company and co-defendants, including Structural Composites Industries, Deep South Equipment Co., Air Products and Chemicals, Inc., and Hyster-Yale Group, Inc. for claims under the Louisiana Product Liability Act (“LPLA”) including defect in construction and/or composition, design defect, inadequate warning, breach of express warranty and negligence for wrongful death and personal injuries, among other damages. Procter & Gamble has intervened in that suit to recover worker’s compensation benefits paid to or for the employees/dependents. Procter & Gamble has also filed suit for property damage, business interruption, loss of revenue, expenses, and other damages. Procter & Gamble alleges theories under the LPLA, breach of warranty and quasi-contractual claims under Louisiana law. Defendants include the Company and several of the same co-defendants from the August 2018 lawsuit, including Structural Composites Industries, Deep South Equipment Co., and Hyster-Yale Group, Inc.

On March 8, 2021, Company stockholder Dawn Beverly, individually and on behalf of all persons who purchased or otherwise acquired Plug securities between November 9, 2020 and March 1, 2021 (the “Class”), filed a complaint in the U.S. District Court for the Southern District of New York against the Company, Plug Chief Executive Officer Andrew Marsh, and Plug Chief Financial Officer Paul Middleton (together, the “Defendants”), captioned Dawn Beverly et al. v. Plug Power Inc. et al., Case No. 1:21-cv-02004 (S.D.N.Y.) (the “Class Action Complaint”).  The Class Action Complaint includes two claims, for (1) violation of Section 10(b) of the Exchange Act and Rule 10b5 promulgated thereunder (against all Defendants); and (2) violation of Section 20(a) of the Exchange Act (against Mr. Marsh and Mr. Middleton).  The Class Action Complaint alleges that Defendants failed to disclose that the Company (i) “would be unable to timely file its 2020 annual report due to delays related to the review of classification of certain costs and the recoverability of the right to use assets with certain leases”; and (ii) “was reasonably likely to report material weaknesses in its internal control over financial reporting[.]”  The Class Action Complaint alleges that, a result, “positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis,” causing Class members losses and damages.  The Class Action Complaint seeks compensatory damages “in an amount to be proven at trial, including interest thereon”; “reasonable costs and expenses incurred in th[e] action”; and “[s]uch other and further relief as the [c]ourt may deem just and proper.”

On March 18, 2021, Company stockholder Branislav Smolíček, individually and on behalf of all persons who purchased or otherwise acquired Plug securities between November 9, 2020 and March 1, 2021, filed in U.S. District Court for the Central District of California a complaint captioned Smolíček v. Plug Power Inc. et al., Case No. 2:21-cv-02402 (C.D. Cal.) (the “Smolíček Complaint”).  The Smolíček Complaint is substantially similar to the Class Action Complaint, asserting the same claims, for the same damages, against the same Defendants as the Class Action Complaint. The Company anticipates that the Smolíček Complaint will be consolidated with the Class Action Complaint under the Private Securities Litigation Reform Act of 1995.

On March 31, 2021, Company stockholder Junwei Liu, derivatively and on behalf of nominal defendant Plug, filed a complaint in the U.S. District Court for the Southern District of New York against certain Company directors and officers (the “Derivative Defendants”), captioned Liu v. Marsh et al., Case No. 1:21-cv-02753 (S.D.N.Y.) (the “Liu Derivative Complaint”). The Liu Derivative Complaint alleges that, between November 9, 2020 and March 1, 2021, the Derivative Defendants “made, or caused the Company to make, materially false and misleading statements concerning Plug Power’s business, operations, and prospects” by “issu[ing] positive financial information and optimistic guidance, and made assurances that the Company’s internal controls were effective,” when, “[i]n reality, the Company’s internal controls suffered from material deficiencies that rendered them ineffective.” The Liu Derivative Complaint asserts claims for (1) breach of fiduciary duties, (2) unjust enrichment, (3) abuse of control, (4) gross mismanagement, (5) waste of corporate assets, and (6) contribution under Sections 10(b) and 21D of the Exchange Act (as to the named officer defendants). The Liu Derivative Complaint seeks a judgment “[d]eclaring that Plaintiff may maintain this action on behalf of Plug”; “[d]eclaring that the [Derivative] Defendants have breached and/or aided and abetted the breach of their fiduciary duties”; “awarding to Plug Power the damages sustained by it as a result of the violations” set forth in the Liu Derivative Complaint, “together with pre-judgment and post-judgment interest thereon”; “[d]irecting Plug Power and the [Derivative] Defendants to take all necessary actions to reform and improve Plug Power’s corporate governance and internal procedures to comply with applicable laws”; and “[a]warding Plaintiff the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees, costs, and expenses”; and “[s]uch other and further relief as the [c]ourt may deem just and proper.”

On April 5, 2021, Company stockholders Elias Levy and Camerohn X. Withers, derivatively and on behalf of nominal defendant Plug, filed a complaint in the U.S. District Court for the Southern District of New York against the Derivative Defendants named in the Liu Derivative Complaint, captioned Levy et al. v. McNamee et al., Case No. 1:21-cv-02891 (S.D.N.Y.) (the “Levy Derivative Complaint”). The Levy Derivative Complaint alleges that, from November 9, 2020 to April 5, 2021, the Derivative Defendants “breached their duties of loyalty and good faith” by failing to disclose “(1) that the Company would be unable to timely file its 2020 annual report due to delays related to the review of classification of certain costs and the recoverability of the right to use assets with certain leases; (2) that the Company was reasonably likely to report material weaknesses in its internal control over financial reporting; and (3) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis.”  The Levy Derivative Complaint asserts claims for (1) breach of fiduciary duty (as to the named director defendants), (2) unjust enrichment (as to certain named director defendants), (3) waste of corporate assets (as to the named director defendants), and (4) violations of Sections 10(b) and 21D of the Exchange Act (as to the named officer defendants). The Levy Derivative Complaint seeks a judgment “declaring that Plaintiffs may maintain this action on behalf of the Company”; finding the Derivative Defendants “liable for breaching their fiduciary duties owed to the Company”; directing the Derivative Defendants “to take all necessary actions to reform and improve the Company’s corporate governance, risk management, and internal operating procedures to comply with applicable laws”; “awarding damages to the Company for the harm the Company suffered as a result of Defendants’ wrongful conduct”; “awarding damages to the Company for [the named officer Derivative Defendants’] violations of Sections 10(b) and 21D of the Exchange Act”; “awarding Plaintiffs the costs and disbursements of this action, including attorneys’, accountants’, and experts’ fees”; and “awarding such other and further relief as is just and equitable.”

On May 4, 2021, Company stockholder Laxman Tank, individually and on behalf of all persons who purchased or otherwise acquired Plug securities between November 9, 2020 and March 16, 2021, filed in U.S. District Court for the Southern District of New York a complaint captioned Tank v. Plug Power Inc. et al., Case No. 1:21-cv-03985 (S.D.N.Y.) (the “Tank Complaint”).  The Tank Complaint is substantially similar to the Class Action Complaint, asserting the same claims, for the same damages, against the same Defendants as the Class Action Complaint. The Company anticipates that the Tank Complaint will be consolidated with the Class Action Complaint under the Private Securities Litigation Reform Act of 1995.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record.  Our common stock is traded on the NASDAQ Capital Market under the symbol “PLUG.” As of April 28, 2021, there were approximately 974 record holders of our common stock. However, management believes that a significant number of shares are held by brokers in “street name” and that the number of beneficial stockholders of our common stock exceeds 670,867.

Dividend Policy.  We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our Board may consider.

Five-Year Performance Graph.  Below is a line graph comparing the percentage change in the cumulative total return of the Company’s common stock, based on the market price of the Company’s common stock, with the total return of companies included within the NASDAQ Clean Edge Green Energy Index (“CELS Index”) and the companies included within the Russell 2000 Index (“RUT Index”) for the period commencing December 31, 2015 and ending December 31, 2020. The calculation of the cumulative total return assumes a $100 investment in the Company’s common stock, the CELS Index and the RUT Index on December 31, 2015 and the reinvestment of all dividends, if any.

Index	2015	2016	2017	2018	2019	2020
Plug Power Inc.	$100.00	$56.87	$111.85	$58.77	$149.76	$1,607.11
NASDAQ Clean Edge Green Energy Index	$100.00	$96.38	$126.05	$109.45	$152.61	$434.93
Russell 2000 Index	$100.00	$119.48	$135.18	$118.72	$146.15	$173.86

●	This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
●	The stock price performance shown on the graph is not necessarily indicative of future price performance.
●	Assuming the investment of $100 on December 31, 2015 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company’s common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Item 6. Selected Financial Data

The following tables set forth selected financial data and other operating information of the Company. The selected statement of operations and balance sheet data for 2020, 2019, 2018, 2017 and 2016, as restated (in thousands, except share and per share data). The information is only a summary and you should read it in conjunction with the Company’s audited consolidated financial statements and related notes and other financial information included herein, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2020	2019	2018	2017	2016
		as restated	as restated	as restated (3)	as restated (3)
Statements Of Operations:
Net revenue (1):
Sales of fuel cell systems and related infrastructure	$(94,295)	$149,920	$107,175	$62,631	$39,985
Services performed on fuel cell systems and related infrastructure	(9,801)	25,217	22,002	16,202	17,347
Power Purchase Agreements	26,620	25,553	22,569	12,869	13,687
Fuel delivered to customers	(16,072)	29,099	22,469	8,167	10,916
Other	311	186	—	284	884
Net revenue	(93,237)	229,975	174,215	100,153	82,819
Cost of revenue:
Sales of fuel cell systems and related infrastructure	171,404	97,915	85,205	55,204	30,076
Services performed on fuel cell systems and related infrastructure	42,524	34,582	32,271	23,782	21,263
Provision for loss contracts related to service	35,473	(394)	5,345	—	(1,071)
Power Purchase Agreements	64,640	41,777	41,361	33,544	17,498
Fuel delivered to customers	61,815	45,247	36,037	30,613	19,095
Other	323	200	—	308	865
Total cost of revenue	376,179	219,327	200,219	143,451	87,726
Gross (loss) profit	(469,416)	10,648	(26,004)	(43,298)	(4,907)
Operating expenses:
Research and development expense	27,848	15,059	12,750	13,484	12,324
Selling, general and administrative expenses	79,348	43,202	37,685	45,010	34,288
Impairment of long-lived assets	6,430	—	—	—	—
Change in fair value of contingent consideration	1,160	—	—	—	—
Total operating expenses	114,786	58,261	50,435	58,494	46,612
Operating loss	(584,202)	(47,613)	(76,439)	(101,792)	(51,519)
Interest and other expense, net	(60,484)	(35,691)	(22,750)	(25,288)	(6,360)
Gain (loss) on extinguishment of debt	17,686	(518)	—	—	—
Change in fair value of common stock warrant liability	—	79	4,286	—	—
Loss before income taxes	$(627,000)	$(83,743)	$(94,903)	$(127,080)	$(57,879)
Income tax benefit	30,845	—	9,295	—	392
Net loss attributable to the Company	(596,155)	(83,743)	(85,608)	(127,080)	(57,487)
Preferred stock dividends declared, deemed dividends and accretion of discount	(26)	(1,812)	(52)	(3,098)	(104)
Net loss attributable to common stockholders	$(596,181)	$(85,555)	$(85,660)	$(130,178)	$(57,591)
Loss per share:
Basic and diluted	$(1.68)	$(0.36)	$(0.39)	$(0.60)	$(0.32)
Weighted average number of common stock outstanding	354,790,106	237,152,780	218,882,337	216,343,985	180,619,860
Balance Sheet Data:
(at end of the period)
Unrestricted cash and cash equivalents	$1,312,404	$139,496	$38,602	$24,828	$46,014
Total assets (2)	2,251,282	659,513	353,455	270,810	240,832
Noncurrent liabilities (2)	561,997	394,497	173,509	80,734	79,637
Stockholders’ equity (deficit)	1,466,919	129,904	(3,588)	70,229	85,088
Working capital	1,380,830	179,698	2,801	3,886	44,448

(1)	During the fourth quarter of 2019, the Company early adopted ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (ASU 2019-08) with retrospective adoption as of January 1, 2019 resulting in changes to previously reported 2019 interim financial information.

(2)	Effective January 1, 2018, the Company early adopted ASC Topic 842, Leases (ASC Topic 842). The most significant impact was the recognition of right of use assets and finance obligations for operating leases on the consolidated balance sheet, as well as recognition of gross profit on sale/leaseback transactions. The Company corrected its adoption calculation (See Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” to the consolidated financial statements and see Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements.

(3)	Certain corrections related to Research and Development expenses that should have been reflected as cost of sales have been made to the 2017 and 2016 information. This resulted in $15.2 million and $8.9 million of Research and Development expenses being reclassified to cost of sales in 2017 and 2016, respectively. Also, as discussed in Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” to the Consolidated Financial Statements, a correction of an error related to lease accounting has been recorded in stockholder’s equity in the 2017 information above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained in this Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K. In evaluating these statements, you should review Part I, Forward-Looking Statements, Part I, Item 1A, “Risk Factors” and our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Restatement

This MD&A gives effect to certain adjustments made to our previously reported consolidated financial statements as of and for the years ended December 31, 2019 and 2018. Due to the restatement of these periods, the data set forth in this MD&A may not be comparable to discussions and data included in our previously filed Annual Reports on Form 10-K for 2019 and 2018. Refer to Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” of the accompanying audited financial statements for further details related to the Restatement and immaterial correction of errors and the impact on our consolidated financial statements.

Overview

Plug Power is facilitating the paradigm shift to an increasingly electrified world by innovating cutting-edge hydrogen and fuel cell solutions.  In our core business, we provide and continue to develop commercially-viable hydrogen and fuel cell product solutions to replace lead-acid batteries in electric material handling vehicles and industrial trucks for some of the world’s largest retail-distribution and manufacturing businesses. We are focusing our efforts on industrial mobility applications, including  electric forklifts and electric industrial vehicles, at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility, and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products have proven valuable with telecommunications, transportation, and utility customers as robust, reliable, and sustainable power solutions.

Part of our long-term plan includes Plug Power penetrating the on-road vehicle market and large-scale stationary market. Plug Power’s announcements to form joint ventures with Renault  in Europe and SK Group in Asia not only support this goal but are expected to provide us with a more global footprint. Plug has been successful with acquisitions, strategic partnerships and joint ventures, and we plan to continue this mix.  For example, we expect our relationships with Brookfield and Apex to provide us access to low-cost renewable energy, which is critical to low-cost green hydrogen.

Our current products and services include:

GenDrive: GenDrive is our hydrogen fueled PEM fuel cell system providing power to material handling electric vehicles, including class 1, 2, 3 and 6 electric forklifts, AGVs and ground support equipment;

GenFuel:  GenFuel is our liquid hydrogen fueling delivery, generation, storage, and dispensing system;

GenCare: GenCare is our ongoing ‘internet of things’-based maintenance and on-site service program for GenDrive fuel cell systems, GenSure fuel cell systems, GenFuel hydrogen storage and dispensing products and ProGen fuel cell engines;

GenSure:  GenSure is our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors; GenSure High Power Fuel Cell Platform will support large scale stationary power and data center markets.

GenKey: GenKey is our vertically integrated “turn-key” solution combining either GenDrive or GenSure fuel cell power with GenFuel fuel and GenCare aftermarket service, offering complete simplicity to customers transitioning to fuel cell power;

ProGen:  ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans. This includes the Plug Power MEA, a critical component of the fuel cell stack used in zero-emission fuel cell electric vehicle engines; and

GenFuel Electrolyzers: GenFuel electrolyzers are modular, scalable hydrogen generators optimized for clean hydrogen production. Electrolyzers generate hydrogen from water using electricity and a special membrane and “green” hydrogen is generated by using renewable energy inputs, such as solar or wind power.

We provide our products worldwide through our direct product sales force, and by leveraging relationships with OEMs and their dealer networks. Plug Power is targeting Asia and Europe for expansion in adoption. Europe has rolled out ambitious targets for the hydrogen economy and Plug Power is executing on its strategy to become one of the European leaders. This includes a targeted account strategy for material handling as well as securing strategic partnerships with European OEMs, energy companies, utility leaders and accelerating our electrolyzer business. We manufacture our commercially viable products in Latham, New York, Rochester, New York and Spokane, Washington and support liquid hydrogen generation and logistics in Charleston, Tennessee.

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

We cannot predict at this time the full extent to which COVID-19 will impact our business, results and financial condition, which will depend on many factors. We are staying in close communication with our manufacturing facilities, employees, customers, suppliers and partners, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so. Although as of the date hereof, we have not observed any material impacts to our supply of components, the situation is fluid. Many of the parts for our products are sourced from suppliers in China and the manufacturing situation in China remains variable. Supply chain disruptions could reduce the availability of key components, increase prices or both. Certain of our customers, such as Walmart, significantly increased their use of units and hydrogen fuel consumption as a result of COVID-19.  In the twelve months ended December 31, 2020, our services and PPA margins were negatively impacted by incremental service costs associated with increased usage of units at some of our primary customer sites. In addition, future changes in applicable government orders or regulations, or changes in the interpretation of existing orders or regulations, could result in further disruptions to our business that may materially and adversely affect our financial condition and results of operations.

Borrowings, Capital Raises and Strategic Investments

On February 24, 2021, the Company completed the previously announced sale of its common stock in connection with a strategic partnership with SK Holdings Co., Ltd. (“SK Holdings”) to accelerate the use of hydrogen as an alternative energy source in Asian markets. The Company sold  54,966,188 shares of its common stock to a subsidiary of SK Holdings  at a purchase price of $29.2893 per share, or an aggregate purchase price of approximately $1.6 billion.

In January and February 2021, the Company issued and sold in a registered equity offering an aggregate of 32.2 million shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $1.8 billion.

In November 2020, the Company issued and sold in a registered equity offering an aggregate of 43,700,000 shares of its common stock at a purchase price of $22.25 per share for net proceeds of approximately $927.3 million.

In each of July and September 2020, the Company borrowed an additional $25.0 million under an amended loan and security agreement (the “Loan Agreement”) with Generate Lending, LLC (“Generate Capital”).

In August 2020, the Company issued and sold in a registered equity offering an aggregate of 35,276,250 shares of its common stock at a purchase price of $10.25 per share for net proceeds of approximately $344.4 million.

In May 2020, the Company issued $212.5 million in aggregate principal amount of 3.75% Convertible Senior Notes. The total net proceeds from this offering after deducting costs of the issuance were $205.1 million. See Note 15, “Convertible Senior Notes, as restated” for more details. The Company used $90.2 million of the net proceeds to purchase $66.3 million of its 5.5% Convertible Senior Notes.

Governance

On February 18, 2021, the Company’s Board appointed Kimberly A. Harriman as a director and as a member of the Audit Committee of the Board.  On February 24, 2021, in connection with the closing of the SK Holdings investment, the Board appointed Kyungyeol Song as a director of the Company.  Each of Ms. Harriman and Mr. Song has been designated as a Class III director to serve until the Company's 2023 Annual Meeting of Stockholders.

On May 13, 2021, the Board amended and restated the Company’s Third Amended and Restated Bylaws in order to clarify and update certain provisions as well as to (i) expressly provide for virtual stockholder meetings by remote communication (Article I, Section 4), (ii) eliminate the requirement to provide notice of any adjourned meeting of the Board (Article II, Section 9), (iii) provide that shares of all classes or series of the Company’s stock may be uncertificated (Article IV, Section 1), and (iv) designate the federal district courts of the United States of America as the exclusive jurisdiction for any litigation arising under the Securities Act (Article VI, Section 8) (the “Amended and Restated Bylaws”). The Board approved the Amended and Restated Bylaws, among other reasons, to align them with current governance practices and, in respect of the exclusive federal forum provision, in order to seek to reduce any potential expenses that the Company may incur in connection with any actions or proceedings by seeking to avoid the Company being required to defend any such potential actions or proceedings in multiple jurisdictions and in parallel proceedings in federal and state courts simultaneously.

Amazon Warrant

In 2017, the Company issued the Amazon Warrant to acquire up to 55,286,696 shares of the Company’s common stock (the “Amazon Warrant Shares”). On December 31, 2020, the Company waived the remaining vesting conditions under the Amazon Warrant, which resulted in the immediate vesting of the 20,368,784 unvested third tranche of Amazon Warrant Shares and recognition of a $399.7 million reduction to revenue associated with 18,085,395 of the third tranche of Amazon Warrant Shares for which reduction of revenue had not been previously recognized as a reduction of revenue.

The $399.7 million reduction to revenue resulting from the December 31, 2020 waiver was determined based upon a probability assessment of whether the Amazon Warrant Shares would vest under the terms of the original Amazon Warrant. Based upon the Company’s projections of probable future cash collections from Amazon (i.e., a Type I share based payment modification), a reduction of revenue of $56.6 million associated with 5,354,905 Amazon Warrant Shares was recognized at their previously measured November 2, 2020 fair value of $10.57 per share. A reduction of revenue of $343.1 associated with the remaining 12,730,490 Amazon Warrant Shares was recognized at their December 31, 2020 fair value of $26.95 each, based upon the Company’s assessment that associated future cash collections from Amazon were not deemed probable (i.e., a Type III share based payment modification).

The $399.7 million reduction to revenue was recognized during the year ended December 31, 2020 because the Company concluded such amount was not recoverable from the margins expected under probable future revenues attributable to Amazon, and no exclusivity or other rights were conferred to the Company in connection with the December 31, 2020 waiver. Additionally, for the year ended December 31, 2020, the Company recorded a reduction to the provision for warrants of $12.8 million in connection with the release of the service loss accrual.

Provision for Common Stock Warrants

In 2017, in separate transactions, the Company issued to each of Amazon.com NV Investment Holdings LLC and Walmart, Inc. (“Walmart”) warrants to purchase shares of the Company’s common stock. The Company recorded a portion of the estimated fair value of the warrants as a reduction of revenue based upon the projected number of shares of common stock expected to vest under the warrants, the proportion of purchases by Amazon, Walmart and their affiliates within the period relative to the aggregate purchase levels required for vesting of the respective warrants, and the then-current fair value of the warrants. During the fourth quarter of 2019, the Company adopted ASU 2019-08, with retrospective adoption as of January 1, 2019.  As a result, the amount recorded as a reduction of revenue was measured based on the grant-date fair value of the warrants. Previously, this amount was measured based on vesting date fair value with estimates of fair value determined at each financial reporting date for unvested warrant shares considered to be probable of vesting. Except for the third tranche, all existing unvested warrants are measured using a measurement date of January 1, 2019, the adoption date, in accordance with ASU 2019-08. For the third tranche of the shares under Walmart’s warrant, the exercise price will be determined once the second tranche vests. For the third tranche of the Amazon Warrant Shares, see above for the exercise price and measurement dates used.

The amount of provision for common stock warrants recorded as a reduction of revenue during the years ended December 31, 2020, 2019 and 2018 respectively, is shown in the table below (in thousands):

	Year ended December 31,
	2020	2019	2018
Sales of fuel cell systems and related infrastructure	$(331,135)	$(2,037)	$(4,877)
Services performed on fuel cell systems and related infrastructure	(35,972)	(814)	(1,951)
Power Purchase Agreements	(2,777)	(1,465)	(262)
Fuel delivered to customers	(55,163)	(2,197)	(3,100)
Total	$(425,047)	$(6,513)	$(10,190)

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

Net revenue, cost of revenue, gross profit/(loss) and gross margin for the years ended December 31, 2020, 2019 as restated, and 2018, as restated, were as follows (in thousands):

	Net	Cost of	Gross	Gross
	Revenue	Revenue	Profit/(Loss)	Margin
For the year ended December 31, 2020:
Sales of fuel cell systems and related infrastructure	$(94,295)	$171,404	$(265,699)	(281.8)%
Services performed on fuel cell systems and related infrastructure	(9,801)	42,524	(52,325)	(533.9)%
Provision for loss contracts related to service	—	35,473	(35,473)	—%
Power Purchase Agreements	26,620	64,640	(38,020)	(142.8)%
Fuel delivered to customers	(16,072)	61,815	(77,887)	(484.6)%
Other	311	323	(12)	(3.9)%
Total	$(93,237)	$376,179	$(469,416)	(503.5)%
For the year ended December 31, 2019 (as restated):
Sales of fuel cell systems and related infrastructure	$149,920	$97,915	$52,005	34.7%
Services performed on fuel cell systems and related infrastructure	25,217	34,582	(9,365)	(37.1)%
Provision for loss contracts related to service	—	(394)	394	—%
Power Purchase Agreements	25,553	41,777	(16,224)	(63.5)%
Fuel delivered to customers	29,099	45,247	(16,148)	(55.5)%
Other	186	200	(14)	(7.5)%
Total	$229,975	$219,327	$10,648	4.6%
For the year ended December 31, 2018 (as restated):
Sales of fuel cell systems and related infrastructure	$107,175	$85,205	$21,970	20.5%
Services performed on fuel cell systems and related infrastructure	22,002	32,271	(10,269)	(46.7)%
Provision for loss contracts related to service	—	5,345	(5,345)	—%
Power Purchase Agreements	22,569	41,361	(18,792)	(83.3)%
Fuel delivered to customers	22,469	36,037	(13,568)	(60.4)%
Other	—	—	—	—%
Total	$174,215	$200,219	$(26,004)	14.9%

Net Revenue

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations. Revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2020 decreased $244.2 million, or 162.9%, to ($94.3) million from $149.9 million for the year ended December 31, 2019, as restated for 2019. Included within revenue was provision for common stock warrants of $331.1 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively. The main driver for the decrease in revenue was the increase in provision for common stock warrants which resulted from the accelerated vesting of the third tranche of the Amazon Warrant Shares. See “Amazon Transaction Agreement”, below. This increased level of provision for common stock warrants is not expected to continue because the Amazon Warrant is fully vested. Offsetting the decrease in revenue was an increase in hydrogen installations related to one significant customer. There were 27 hydrogen fueling infrastructure sites during the year ended December 31, 2020 as compared to four in 2019. Also partially offsetting the revenue decrease was an increase in GenDrive units recognized as revenue. There were 9,418 GenDrive units recognized as revenue in 2020 as compared to 6,058 in 2019. We continue to enhance our GenDrive units, resulting in lower maintenance costs, higher run times, and greater efficiency. These enhancements have resulted in higher demand for our GenDrive product as well as higher sales prices. In addition, the Company continues to broaden its customer portfolio. Pricing varies amongst customers depending on application and in general the Company has been able to increase average selling prices for GenDrive units by broadening small to medium size customers, resulting in fewer volume discounts.

Revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2019 increased $42.7 million (as restated), or 39.9% (as restated), to $149.9 million (as restated) from $107.2 million (as restated) for the year ended December 31, 2018. Included within revenue was provision for common stock warrants of $2.0 million and $4.9 million for the years ended December 31, 2019 and 2018, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, change in product mix and variations in customer programs, as well as a decrease in the aforementioned provision for common stock warrants. There were 6,058 GenDrive units recognized as revenue during the year ended December 31, 2019, compared to 4,426 for the year ended December 31, 2018. The increase in GenDrive revenue was partially offset by a decrease in hydrogen fueling infrastructure installations. There were four sites associated with hydrogen fueling infrastructure revenue during the year ended December 31, 2019, compared to 17 during the year ended December 31, 2018.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2020 decreased $35.0 million, or 138.9%, to ($9.8) million from $25.2 million for the year ended December 31, 2019, as restated for 2019. Included within revenue from services was provision for common stock warrants of $36.0 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively. The main driver for the decrease in revenue was the increase in provision for common stock warrants which resulted from the accelerated vesting of the third tranche of the Amazon Warrant Shares. See “Amazon Transaction Agreement” below. This increased level of provision for common stock warrants is not expected to continue because the Amazon Warrant is fully vested. Partially offsetting the decrease in revenue was an increase in average number of GenDrive units under maintenance contracts. The average number of GenDrive units under maintenance contracts during the year ended December 31, 2020 was 12,417 compared to 11,485 in 2019. We continue to enhance our GenDrive units, which has resulted in higher demand for our GenDrive product, as well as higher sales prices.

Revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2019 increased $3.2 million, or 14.6%, to $25.2 million (as restated) from $22.0 million (as restated) for the year ended December 31, 2018. Included within revenue from services was provision for common stock warrants of $0.8 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively, contributing to the increase in revenue. The average number of units under extended maintenance contracts during the year ended December 31, 2019 was 11,485, compared to 11,035 during the year ended December 31, 2018. This increase in the average number of units serviced in 2019 coupled with favorable changes in mix drove the increase in revenue during the period.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the year ended December 31, 2020 increased $1.1 million, or 4.2%, to $26.6 million from $25.6 million for the year ended December 31, 2019 (as restated). Included within revenue was provision for common stock warrants of $2.8 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively. The increase in revenue was a result of an increase in the average number of units and customer sites party to these agreements. There was an average of 15,469 units under PPAs generating revenue in 2020, compared to 10,478 in 2019. The average number of sites under PPA arrangements was 39 in 2020, compared to 33 in 2019. The revenue increase from additional units and sites was partially offset by the increase in provision for common stock warrants. We continue to enhance our GenDrive units, which has resulted in higher demand for our GenDrive product. In addition, the Company continues to broaden its customer portfolio. We added a significant customer that uses PPA for our equipment in the second half of 2020, also contributing to an increase in revenue year over year.

Revenue from PPAs for the year ended December 31, 2019 increased $3.0 million (as restated), or 13.2% (as restated), to $25.6 million (as restated) from $22.6 million (as restated) for the year ended December 31, 2018. Included within revenue was provision for common stock warrants of $1.5 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. The increase in revenue from PPAs for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was attributable to the increase in the number of units under PPA arrangements, partially offset by the increase in provision for common stock warrants. The remaining increase was due to the increased number of sites the Company had deployed under PPA arrangements. The average number of sites under PPA arrangements was 39 in 2019, as compared to 30 in 2018. The 18.2% increase in the average number of sites under PPA arrangements for the year December 31, 2019 compared to the year ended December 31, 2018 was relatively consistent with the increase in revenue during the same period, partially offset by the increase in provision for common stock warrants.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site. Revenue associated with fuel delivered to customers for the year ended December 31, 2020 decreased $45.2 million, or 155.2%, to ($16.1) million from $29.1 million for the year ended December 31, 2019 (as restated). Included within revenue was provision for common stock warrants of $55.2 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively. The main driver for the decrease in revenue was the increase in provision for common stock warrants which resulted from the accelerated vesting of the third tranche of the Amazon Warrant Shares. See “Amazon Warrant Transaction Agreement” above. This increased level of provision for common stock warrants is not expected to continue because the Amazon Warrant is fully vested. Partially offsetting the provision of common stock warrants was an increase in fueling sites under contracts.  There were 103 sites associated with fuel contracts at December 31, 2020, compared to 76 at December 31, 2019. This is consistent with the increased sales of fuel cell systems and related infrastructure sales as well as increases in the level of deployment of PPA sites.

Revenue associated with fuel delivered to customers for the year ended December 31, 2019 increased $6.6 million, or 29.5%, to $29.1 million (as restated) from $22.5 million (as restated) for the year ended December 31, 2018. Included within revenue was provision for common stock warrants of $2.2 million and $3.1 million for the years ended December 31, 2019 and 2018, respectively, contributing to the increase in revenue. The remaining increase in revenue was primarily due to an increase in sites taking fuel deliveries in 2019, compared to 2018, as well as an increase in the price of fuel. The average number of sites receiving fuel deliveries was 76 for the year ended December 31, 2019, as compared to 62 for the year ended December 31, 2018.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2020 increased $73.5 million, or 75.1%, to $171.4 million, compared to $97.9 million for the year ended December 31, 2019 (as restated). This increase was primarily driven by an increase in the number of GenDrive units recognized as revenue, as well as an increase in hydrogen infrastructure installations recognized as revenue. There were 9,418 GenDrive units recognized as revenue during the year ended December 31, 2020, compared to 6,058 for the year ended December 31, 2019. There were 27 sites associated with hydrogen fueling infrastructure revenue for the year ended December 31, 2020 compared to 4 for the year ended December 31, 2019. Gross margin generated from sales of fuel cell systems and related infrastructure was (281.8)% for the year ended December 31, 2020, down from 34.7% for the year ended December 31, 2019 (as restated), due primarily to the increase in provision for common stock warrants which resulted from  the accelerated vesting of the third tranche of the Amazon Warrant Shares. See “Amazon Transaction Agreement” below. This increased level of provision for common stock warrants is not expected to continue because the Amazon Warrant is fully vested.

Cost of revenue from sales of fuel cell systems and related infrastructure for the year ended December 31, 2019 increased $12.7 million (as restated), or 14.9% (as restated), to $97.9 million (as restated), compared to $85.2 million (as restated) for the year ended December 31, 2018. This increase was primarily driven by an increase in the number of GenDrive units recognized as revenue, partially offset by the decrease in hydrogen infrastructure installations recognized as revenue. There were 6,058 GenDrive units recognized as revenue during the year ended December 31, 2019, compared to 4,426 for the year ended December 31, 2018. There were 4 sites associated with hydrogen fueling infrastructure revenue for the year ended December 31, 2019 compared to 17 for the year ended December 31, 2018. Gross margin generated from sales of fuel cell systems and related infrastructure was 34.7% (as restated) for the year ended December 31, 2019, up from 20.5% (as restated) for the year ended December 31, 2018, primarily due to an increase in GenDrive units recognized as revenue and decrease in the number of hydrogen infrastructure sites deployed, as well as a reduction of provision for common stock warrants.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2020 increased $7.9 million, or 23.0%, from $34.6 million to $42.5 million for the year ended December 31, 2019 (as restated) primarily due to an increase in the number of units under maintenance contracts. There were 12,417 units under maintenance contracts generating revenue during the year ended December 31, 2020, compared to 11,485 for the year ended December 31, 2019, on average. Gross margin declined to (533.9)% for the year ended December 31, 2020 compared to (37.1)% for the year ended December 31, 2019 primarily due to the increase in provision for common stock warrants which resulted from  the accelerated vesting of the third tranche of the Amazon Warrant Shares. See “Amazon Transaction Agreement” below. This increased level of provision for common stock warrants is not expected to continue because the Amazon Warrant is fully vested. Additionally, there were increased costs as a result of additional usage due to COVID-19 run hour requirements at customer sites, as well as increased costs due to investments related to stack performance. These stack enhancements are expected to decrease service costs in the future.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2019 increased $2.3 million, or 7.2% (as restated), from $32.3 million (as restated) to $34.6 million (restated) for the year ended December 31, 2018. Gross margin improved to (37.1%) (as restated) for the year ended December 31, 2019 compared to (46.7%) (as restated) for the year ended December 31, 2018 primarily due to program investments targeting performance improvement and variation in maintenance cycles.

Cost of revenue – provision for loss accrual.  The Company recorded a provision for loss accrual during 2020 of $35.5 million, an increase of $35.9 million over the net benefit for loss contracts related to service recorded in 2019 of $394 thousand (as restated).  The increase in the provision for loss accrual during 2020 was driven primarily by an increase in estimated projected costs to service units and an increase in the number of service contracts during 2020.  The Company determined during 2020, based on historical experience, that certain cost down initiatives were taking longer to achieve than originally estimated.  As a result, the Company increased its estimated projected costs to service fuel cell systems and related infrastructure.  Additionally, the Company determined during the third quarter of 2020 that the projected provision for the Amazon Warrant would be significantly higher than previously experienced (see discussion of the Amazon Transaction Agreement). Lastly, the Company entered into 19 new service contracts during 2020, compared to one new service contract in 2019.

The Company recorded a net benefit for loss accrual during 2019 of $394 thousand (as restated), a decrease of $5.7 million (as restated) over the provision recorded in 2018 of $5.3 million (as restated).  The decrease in the provision for loss accrual during 2019 was driven primarily by the passage of time on the contract portfolio and limited number of new contracts in 2019. The Company entered into one new service contract during 2019, compared to five new service contracts in 2018.

Cost of revenue – Power Purchase Agreements. Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment. Cost of revenue from PPAs for the year ended December 31, 2020 increased $22.9 million, or 54.7%, to $64.6 million from $41.8 million for the year ended December 31, 2019, as restated. The increase in cost was a result of an increase in the average number of units and customer sites party to these agreements. There was an average of 15,469 units under PPAs recognized as revenue in 2020, compared to 10,478 in 2019. The average number of sites under PPA arrangements was 39 in 2020, compared to 33 in 2019. Gross margin declined to (142.8)% for the year ended December 31, 2020 compared to (63.5)% for the year ended December 31, 2019, primarily due to the increase in provision for common stock warrants and increase in costs related to greater utilization of GenDrive units at a significant customer site, due to higher demand on customer warehouse equipment as a result of COVID-19.

Cost of revenue from PPAs for the year ended December 31, 2019 increased $0.4 million (as restated), or 1.0% (as restated), to $41.8 million (as restated) from $41.4 million (as restated) for the year ended December 31, 2018. The increase was a result of an increase in the number of customer sites party to these agreements. Gross margin improved to (63.5%) (as restated) for the year ended December 31, 2019 compared to (83.3%) (as restated) for the year ended December 31, 2018, primarily due to reliability improvements and increased labor leverage on a growing fleet, which resulted in improved service cost per unit.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers.  Cost of revenue from fuel delivered to customers for the year ended December 31, 2020 increased $16.6 million, or 36.6%, to $61.8 million from $45.2 million for the year ended December 31, 2019, as restated. The increase was due primarily to higher volume of liquid hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs. There were 103 sites associated with fuel contracts at December 31, 2020, compared to 76 at December 31, 2019. Gross margin declined to (484.6)% during the year ended December 31, 2020 compared to (55.5)% during the year ended December 31, 2019 (as restated), primarily due to the increase in provision for common stock warrants which resulted from the accelerated vesting of the third tranche of the Amazon Warrant Shares. See “Amazon Transaction Agreement” below. This increased level of provision for common stock warrants is not expected to continue because the Amazon Warrant is fully vested. The Company also experienced an increase in the cost of fuel purchased during the second half of 2020 given issues with a particular supplier.  This trend is not expected to continue beyond 2021 as the Company transitions to its own hydrogen production capabilities.

Cost of revenue from fuel delivered to customers for the year ended December 31, 2019 increased $9.2 million (as restated), or 25.6% (as restated), to $45.2 million (as restated) from $36.0 million (as restated) for the year ended December 31, 2018.  The increase was due primarily to higher volume of liquid hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs. Gross margin improved to (55.5%) (as restated) during the year ended December 31, 2019 compared to (60.4%) (as restated) during the year ended December 31, 2018 given certain efficiency investments and reduction in customer warrant provisions offset somewhat by increases in fuel costs and incremental depreciation on tanks and related fuel equipment stemming from investments made to improve fuel system efficiency.

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

Research and development expense for the year ended December 31, 2020 increased $12.8 million, or 84.9%, to $27.8 million from $15.1 million for the year ended December 31, 2019, as restated. The increase was primarily due to additional research and development for improvement of fuel efficiency, GenDrive unit performance, and new product development such as on-road delivery trucks, and drone applications.

Research and development expense for the year ended December 31, 2019 increased $2.3 million (as restated), or 18.1% (as restated), to $15.1 million (as restated)  from $12.8 million (as restated) for the year ended December 31, 2019. The increase was primarily due to additional research and development for fuel efficiency, GenDrive unit performance, and new product development such as on-road delivery trucks, drone applications.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the year ended December 31, 2020 increased $36.1 million, or 83.7%, to $79.3 million from $43.2 million for the year ended December 31, 2019 (as restated).  This increase was primarily related to acquisition and debt restructuring charges in addition to increases in compensation and headcount.

Selling, general and administrative expenses for the year ended December 31, 2019 increased $5.5 million (as restated), or 14.6% (as restated), to $43.2 million (as restated) from $37.7 million (as restated) for the year ended December 31, 2018. This increase was primarily related to an increase in performance and stock-based compensation during the year ended December 31, 2019, offset by a decrease in a certain legal accrual recorded during the year ended December 31, 2018.

Contingent Consideration.  In the second quarter of 2020, the Company recorded on its consolidated balance sheet a liability of $8.9 million representing the fair value of contingent consideration issued in the acquisitions of Giner ELX and UHG.  The fair value of this contingent consideration was remeasured as of December 31, 2020 and was estimated to be $10.2 million. This change in fair value of $1.2 million was recorded as an expense in the consolidated statement of operations for the year ended December 31, 2020.  See Note 5, “Acquisitions,” to the consolidated financial statements for further details.

Interest and other expense, net. Interest and other expense, net consists of interest and other expenses related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations, as well as foreign currency exchange losses, offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, restricted cash, foreign currency exchange gains and other income. The Company entered into a series of finance leases with Generate  Capital during 2018. Approximately $50.0 million of these finance leases were terminated and replaced with long-term debt with Generate Capital in March 2019. Additionally, in September of 2019 and March of

2018, the Company issued convertible senior notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Since December 31, 2019, the Company assumed approximately $100 million of additional long-term debt at 9.50% interest, issued $212.5 million convertible senior notes at 3.75% interest, and entered into additional sale/leaseback finance obligation arrangements at an incremental borrowing rates ranging from 10.75% to 12.00%.

Net interest and other expense for the year ended December 31, 2020, increased $24.8 million or 69.5%, as compared to the year ended December 31, 2019 (as restated).  This increase was attributable to an increase in interest expense associated with the Company’s increased finance obligations, long-term debt and the issuance of the convertible senior notes, as mentioned above.

Net interest and other expense for the year ended December 31, 2019, increased $12.9 million (as restated) or 56.9% (as restated), as compared to the year ended December 31, 2018 (as restated).  This increase was attributed to the increase in finance leases and long-term debt during 2019 and the issuance of convertible senior notes in September 2019 and March 2018, as mentioned above.

Common Stock Warrant Liability

The Company accounts for certain common stock warrants, other than the Amazon Warrant and the warrant issued to Walmart, as common stock warrant liability with changes in the fair value reflected in the consolidated statement of operations as change in the fair value of common stock warrant liability.

All remaining common stock warrants were fully exercised in the fourth quarter of 2019. As such, there was no change in fair value of common stock warrant liability for the year ended December 31, 2020.

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

Gain (Loss) on Extinguishment of Debt

During the fourth quarter of 2020, the Company issued an aggregate of 14,615,615 shares in connection with the conversion of approximately $33.5 million of its 5.5% Convertible Senior Notes. The resulting gain of approximately $4.5 million is reflected in the consolidated statement of operations for the year ended December 31, 2020.

In May 2020, the Company used a portion of the net proceeds from the issuance of the 3.75% Convertible Senior Notes to repurchase approximately $66.3 million of the 5.5% Convertible Senior Notes which resulted in a $13.2 million gain on early debt extinguishment.

In March 2019, the Company restructured its long-term debt with NY Green Bank, a Division of the New York State Energy Research & Development Authority (“NY Green Bank”), which resulted in a loss on early debt extinguishment of $0.5 million.

Income Tax

The Company recognized an income tax benefit for the year ended December 31, 2020 of $30.8 million resulting from a source of future taxable income attributable to the net credit to additional paid-in capital of $25.6 million related to the issuance of the 3.75% Convertible Senior Notes, offset by the partial extinguishment of the 5.5% Convertible Senior Notes and $5.2 million of income tax benefit for the year ended December 31, 2020 related to the recognition of net deferred tax liabilities in connection with the acquisition of Giner ELX. This resulted in a corresponding reduction in our deferred tax asset valuation allowance. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

The net deferred tax asset generated from the Company’s current period NOL has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the NOL carry forward will not be realized. The

Company recognizes interest and penalties on the Interest and other expense, net line in the accompanying consolidated statements of operations.

The Company recognized an income tax benefit for the years ended December 31, 2019 and 2018 of $0 and $9.3 million (as restated), respectively. The 2018 income tax benefit resulted from a source of future taxable income attributable to the net credit to additional paid-in capital related to the issuance of the $100 million Convertible Senior Notes discussed in Note 15, “Convertible Senior Notes, as restated.” The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

Liquidity and Capital Resources

During 2020, the Company issued and sold 79.0 million shares in two separate, registered equity offerings, resulting in net proceeds of approximately $1.3 billion. See Note 16, “Stockholders’ Equity.” In May 2020, the Company issued $212.5 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025, in a private placement to qualified institutional buyers. See Note 15, “Convertible Senior Notes.”

As of December 31, 2020, the Company had $1.3 billion of cash and cash equivalents and $321.9 million of restricted cash. In January and February 2021, the Company issued and sold in another registered equity offering an aggregate of 32,200,000 shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $1.8 billion. Furthermore in February 2021, the Company completed the previously announced sale of its common stock in connection with a strategic partnership with SK Holdings to accelerate the use of hydrogen as an alternative energy source in Asian markets. The Company sold 54,996,188 shares of its common stock to a subsidiary of SK Holdings at a purchase price of $29.2893 per share, or an aggregate purchase price of approximately $1.6 billion. See Note 23, “Subsequent Events.”

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $596.2 million, $85.6 million and $85.7 million for the years ended December 31, 2020, 2019, and 2018, respectively (2019 and 2018 as restated). The Company’s cash used in operations totaled $155.5 million, $53.3 million, and $58.4 million for the year ended December 31, 2020, 2019 and 2018, and had an accumulated deficit of $1.9 billion at December 31, 2020.

The Company’s significant obligations consisted of the following as of December 31, 2020:

(i)	Operating and finance leases totaling $113.9 million and $5.4 million, respectively, of which $14.3 million and $903 thousand, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

(ii)	Finance obligations totaling $181.6 million of which approximately $32.7 million are due within the next 12 months. Finance obligations consist primarily of debt associated with sale of future revenues and failed sale-leaseback financings.

(iii)	Long-term debt, primarily related to the Company’s loan agreement with Generate Capital, totaling $175.4 million of which $25.4 million is classified as short term on the consolidated balance sheets.

(iv)	Convertible senior notes totaling $85.6 million at December 31, 2020

The Company believes that its current working capital of $1.4 billion at December 31, 2020, which includes cash and cash equivalents of $1.3 billion, together with proceeds from the January 2021 registered equity offering and SK Group investment, will provide sufficient liquidity to fund operations for a least one year after the date the financial statements are issued.

The Company plans to invest a portion of its available cash to expand its current production and manufacturing capacity and to fund strategic acquisitions and partnerships and capital projects. Future use of the Company’s funds is discretionary and the Company believes that its future working capital and cash position will be sufficient to fund operations even after these growth investments.

Public and Private Offerings of Equity and Debt

Common Stock Issuances

In February 2021, the Company completed the previously announced sale of its common stock in connection with a strategic partnership with SK Holdings to accelerate the use of hydrogen as an alternative energy source in Asian markets. The Company sold 54,966,188 shares of its common stock to a subsidiary of SK Holdings at a purchase price of $29.2893 per share, or an aggregate purchase price of approximately $1.6 billion

In January and February 2021, the Company issued and sold in a registered equity offering an aggregate of 32,200,000 shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $1.8 billion. See Note 23, “Subsequent Events.”

In November 2020, the Company issued and sold in a registered direct offering an aggregate of 43,700,000 shares of its common stock at a purchase price of $22.25 per share for net proceeds of approximately $927.3 million.

In August 2020, the Company issued and sold in a registered direct offering an aggregate of 35,276,250 shares of its common stock at a purchase price of $10.25 per share for net proceeds of approximately $344.4 million.

On April 13, 2020, the Company entered into the At Market Issuance Sales Agreement with B. Riley Financial (“B. Riley”), as sales agent, pursuant to which the Company may offer and sell, from time to time through B. Riley, shares of Company common stock having an aggregate offering price of up to $75.0 million.  As of the date of this filing, the Company has not issued any shares of common stock pursuant to the At Market Issuance Sales Agreement.

In December 2019, the Company issued and sold in a registered public offering an aggregate of 46 million shares of its common stock at a purchase price of $2.75 per share for net proceeds of approximately $120.4 million.

In March 2019, the Company issued and sold in a registered direct offering an aggregate of 10 million shares of its common stock at a purchase price of $2.35 per share. The net proceeds to the Company were approximately $23.5 million.

Prior to December 31, 2019, the Company entered into a previous At Market Issuance Sales Agreement with B. Riley, which was terminated in the fourth quarter of 2019. Under this At Market Issuance Sales Agreement, for the year ended December 31, 2019, the Company issued 6.3 million shares of common stock, resulting in net proceeds of $14.5 million and for the year ended December 31, 2018, the Company issued 3.8 million shares of common stock, resulting in net proceeds of $7.0 million.

Convertible Senior Notes

In May 2020, the Company issued $212.5 million in aggregate principal amount of 3.75% Convertible Senior Notes. The total net proceeds from this offering, after deducting costs of the issuance, were $205.1 million. The Company used $90.2 million of the net proceeds from the offering of the 3.75% Convertible Senior Notes to repurchase $66.3 million of the $100 million in aggregate principal amount of the 5.5% Convertible Senior Notes. In addition, the Company used approximately $16.3 million of the net proceeds from the offering of the 3.75% Convertible Senior Notes to enter into privately negotiated capped called transactions.  In the fourth quarter of 2020, $33.5 million of the remaining 5.5% Convertible Senior Notes were converted into 14.6 million shares of common stock, resulting in a gain of approximately $4.5 million which was recorded on the consolidated statement of operations on the gain (loss) on extinguishment of debt line. As of December 31, 2020, approximately $160 thousand aggregate principal amount of the 5.5% Convertible Senior Notes remained outstanding, all of which were  converted to common stock in January 2021.

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

Secured Debt

In March 2019, the Company entered into a loan and security agreement, as amended (the “Loan Agreement”), with Generate Lending, LLC (“Generate Capital”), providing for a secured term loan facility in the amount of $100 million (the “Term Loan Facility”). The Company used the proceeds to pay off in full the Company’s previous loan with NY Green Bank a Division of the New York State Energy Research & Development (“Green-Bank Loan”) and terminate and re-purchase certain equipment leases with Generate Plug Power SLB II, LLC. In connection with this transaction, the Company recognized a loss on extinguishment of debt of approximately $0.5 million during the year ended December 31, 2019. This loss was recorded in gain (loss) on extinguishment of debt, in the Company’s consolidated statement of operations. The Company borrowed an incremental $20 million in November 2019.

Additionally, during the year ended December 31, 2020, the Company, under another series of amendments to the Loan Agreement, borrowed an incremental $100 million. As part of the amendment to the Loan Agreement, the Company’s  interest rate on the secured term loan facility was reduced to 9.50% from 12.00% per annum, and  the maturity date was extended to October 31, 2025 from October 6, 2022. On December 31, 2020, the outstanding balance under the Term Loan Facility was $165.8 million.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis. Principal payments are funded in part by releases of restricted cash, as described in Note 22, “Commitments and Contingencies, as restated.” Based on the amortization schedule as of December 31, 2020, the loan balance under the Term Loan Facility will be fully paid by October 31, 2025.

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

Additionally, $1.75 million was paid to an escrow account related to additional fees due in connection with the GreenBank Loan if the Company does not meet certain New York State employment and fuel cell deployment targets by March 2021. During the year ended December 31, 2020, the Company received $250 thousand from escrow related to the New York state employment targets. The Company received an additional $700 thousand in March 2021 for meeting the employment targets and this amount was recorded in short-term other assets on the Company’s consolidated balance sheet as of December 31, 2020. The Company did not meet the deployment targets and charged-off the balance of  $800 thousand to interest expense as of December 31, 2020.

As of December 31, 2020 the Term Loan Facility requires the principal balance as of each of the following dates not to exceed the following (in thousands):

December 31, 2021	127,317
December 31, 2022	93,321
December 31, 2023	62,920
December 31, 2024	33,692
December 31, 2025	—

Several key indicators of liquidity are summarized in the following table (in thousands):

	2020	2019	2018
		(as restated)	(as restated)
Cash and cash equivalents at end of period	$1,312,404	$139,496	$38,602
Restricted cash at end of period	321,880	230,004	71,551
Working capital at end of period	1,380,830	179,698	2,801
Net loss attributable to common stockholders	(596,181)	(85,555)	(85,660)
Net cash (used in) provided by operating activities	(155,476)	(53,324)	(58,350)
Net cash used in investing activities	(95,334)	(14,244)	(19,572)
Net cash provided by financing activities	1,515,529	326,974	120,077

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes.

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

The 3.75% Convertible Senior Notes are senior, unsecured obligations of the Company and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the notes, equal in right of payment to any of the Company’s existing and future liabilities that are not so subordinated, including the Company’s $100 million in aggregate principal amount of the 5.5% Convertible Senior Notes due 2023 (the “5.5% Convertible Senior Notes”), effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities, including trade payables, of its current or future subsidiaries.

Holders of the 3.75% Convertible Senior Notes may convert their notes at their option at any time prior to the close of the business day immediately preceding December 1, 2024 in the following circumstances:

1)	during any calendar quarter commencing after December 31, 2020, if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

2)	during the five business days after any five consecutive trading day period (such five consecutive trading day period, the measurement period) in which the trading price per $1,000 principal amount of the 3.75% Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

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

The initial conversion rate for the 3.75% Convertible Senior Notes is 198.6196 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.03 per share of the Company’s common stock, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. During January and February of 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted and the Company has issued 3.0 million shares in conjunction with these conversions.

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

In accounting for the issuance of the 3.75% Convertible Senior Notes, the Company separated the notes into liability and equity components. The initial carrying amount of the liability component of approximately $75.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $130.3 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 3.75% Convertible Senior Notes. The difference between the principal amount of the 3.75% Convertible Senior Notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the 3.75% Convertible Senior Notes. The effective interest rate is approximately 29.0%.  The equity component of the 3.75% Convertible Senior Notes is included in additional paid-in capital in the consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the 3.75% Convertible Senior Notes of approximately $7.0 million, consisting of initial purchasers’ discount of approximately $6.4 million and other issuance costs of $0.6 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 3.75% Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.6 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheets) and are being amortized to interest expense over the term of the 3.75% Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $4.4 million and were netted with the equity component in stockholders’ equity.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

December 31,
2020
Principal amounts:
Principal	$212,463
Unamortized debt discount (1)	(124,655)
Unamortized debt issuance costs (1)	(2,295)
Net carrying amount	$85,513
Carrying amount of the equity component (2)	$130,249

1)	Included in the consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

2)	Included in the consolidated balance sheets within additional paid-in capital, net of the associated income tax benefit of $29.8 million.

Based on the closing price of the Company’s common stock of $33.91 on December 31, 2020, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at December 31, 2020 was approximately $1.3 billion. Fair value estimation was primarily based on a stock exchange, active trade on December 29, 2020 of the 3.75%  Senior Convertible Note. The Company considers this a Level 1 fair value measurement. Refer to Note 4, “Summary of Significant Accounting Policies.”

Capped Call

In conjunction with the pricing of the 3.75% Convertible Senior Notes, the Company entered into privately negotiated capped call transactions (the “3.75% Notes Capped Call”) with certain counterparties at a price of $16.3 million. The 3.75% Notes Capped Call covers, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that underlie the initial 3.75% Convertible Senior Notes and is generally expected to reduce potential dilution to the Company’s common stock upon any conversion of the 3.75% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the 3.75% Notes Capped Call is initially $6.7560 per share, which represents a premium of approximately 60% over the last then-reported sale price of the Company’s common stock of $4.11 per share on the date of the transaction and is subject to certain adjustments under the terms of the 3.75% Notes Capped Call. The 3.75% Notes Capped Call becomes exercisable if the conversion option is exercised.

The net cost incurred in connection with the 3.75% Notes Capped Call has been recorded as a reduction to additional paid-in capital in the consolidated balance sheet.

7.5% Convertible Senior Note

In September 2019, the Company issued $40.0 million aggregate principal amount of 7.5%  Convertible Senior Note, in exchange for net proceeds of $39.1 million, in a private placement to an accredited investor pursuant to Rule 144A under the Securities Act. There were no required principal payments prior to the maturity of the 7.5% Convertible Senior Note. Upon maturity of the 7.5% Convertible Senior Note, the Company was required to repay 120% of $40.0 million, or $48.0 million. The 7.5% Convertible Senior Note bore interest at 7.5% per year, payable quarterly in arrears on January 5, April 5, July 5 and October 5 of each year beginning on October 5, 2019 and was to mature on January 5, 2023 unless earlier converted or repurchased in accordance with its terms. The 7.5% Convertible Senior Note was unsecured and did not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of common stock by the Company.

On July 1, 2020, the 7.5% Convertible Senior Note automatically converted into 16.0 million shares of common stock.

5.5% Convertible Senior Notes

In March 2018, the Company issued $100.0 million in aggregate principal amount of the 5.5% Convertible Senior Notes due on March 15, 2023 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

In May 2020, the Company used a portion of the net proceeds from the issuance of the 3.75% Convertible Senior Notes to finance the cash portion of the partial repurchase of the 5.5% Convertible Senior Notes, which consisted of a repurchase of approximately $66.3 million in aggregate principal amount of the 5.5% Convertible Senior Notes in privately-negotiated transactions for aggregate consideration of $128.9 million, consisting of approximately $90.2 million in cash and approximately 9.4 million shares of the Company’s common stock. Of the $128.9 million in aggregate consideration, $35.5 million and $93.4 million were allocated to the debt and equity components, respectively, utilizing an effective discount rate of 29.8% to determine the fair value of the liability component. As of the repurchase date, the carrying value of the 5.5% Convertible Senior Notes that were repurchased, net of unamortized debt discount and issuance costs, was $48.7 million. The partial repurchase of the 5.5% Convertible Senior Notes resulted in a $13.2 million gain on early debt extinguishment. In the fourth quarter of 2020, $33.5 million of the remaining 5.5% Convertible Senior Notes converted into 14.6 million shares of common stock which resulted in a gain of approximately $4.5 million which was recorded on the consolidated statement of operations on the gain (loss) on extinguishment of debt line. As of December 31, 2020, approximately $160 thousand aggregate principal amount of the 5.5% Convertible Senior Notes remained outstanding,  all of which were converted to common stock in January 2021.

Capped Call

In conjunction with the pricing of the 5.5% Convertible Senior Notes, the Company entered into the 5.5% Notes Capped Call with certain counterparties at a price of $16.0 million to reduce the potential dilution to the Company’s common stock upon any conversion of the 5.5% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 5.5% Convertible Senior Notes, as the case may be. The net cost incurred in connection with the 5.5% Notes Capped Call has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

In conjunction with the partial repurchase of the 5.5% Convertible Senior Notes, the Company terminated 100% of the 5.5% Notes Capped Call on June 5, 2020. As a result of the termination, the Company received $24.2 million which was recorded in additional paid-in capital.

Common Stock Forward

In connection with the issuance of the 5.5% Convertible Senior Notes, the Company also entered into a forward stock purchase transaction, or the Common Stock Forward, pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. In connection with the issuance of the 3.75% Convertible Senior Notes and the partial payoff of the 5.5% Convertible Senior Notes, the Company amended and extended the maturity of the Common Stock Forward to June 1, 2025. The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

The net cost incurred in connection with the Common Stock Forward of $27.5 million has been recorded as an increase in treasury stock in the consolidated balance sheets during 2018. The related shares were accounted for as a repurchase of common stock.

The book value of the Common Stock Forward is not remeasured.

During the fourth quarter of 2020, the Common Stock Forward was partially settled and, as a result, the Company received 4.4 million shares of its common stock.

Amazon Transaction Agreement

On April 4, 2017, the Company and Amazon entered into a Transaction Agreement (the “Amazon Transaction Agreement”), pursuant to which the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “Amazon Warrant”) to acquire up to 55,286,696 shares of the Company’s common stock (the “Amazon Warrant Shares”), subject to certain vesting events described below. The Company and Amazon entered into the Amazon Transaction Agreement in connection with existing commercial agreements between the Company and Amazon with respect to the deployment of the Company’s GenKey fuel cell technology at Amazon distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the Amazon Warrant Shares was conditioned upon payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements.

Under the terms of the original Amazon Warrant, the first tranche of 5,819,652 of the Amazon Warrant Shares vested upon execution, and the remaining Amazon Warrant Shares vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The $6.7 million fair value of the first tranche of Amazon Warrant Shares, was recognized as selling, general and administrative expense upon execution of the Amazon Warrant during 2017.

Provision for the second and third tranches of Amazon Warrant Shares is recorded as a reduction of revenue, because they represent consideration payable to a customer.

The fair value of the second tranche of Amazon Warrant Shares was measured at  January 1, 2019, upon adoption of ASU 2019-08. The second tranche of 29,098,260 Amazon Warrant Shares cliff-vested in four equal installments, as Amazon or its affiliates, directly or indirectly through third parties, made an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The last installment of the second tranche vested on November 2, 2020.  Revenue reductions of $9.0 million, $4.1 million and $9.8 million associated with the second tranche of Amazon Warrant Shares were recorded in 2020, 2019 and 2018, respectively, under the terms of the original Amazon Warrant.

Under the terms of the original Amazon Warrant, the third tranche of 20,368,784 Amazon Warrant Shares vests in eight equal installments, as Amazon or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The measurement date for the third tranche of Amazon Warrant Shares was November 2, 2020, when their exercise price was determined, as discussed further below. The fair value of the third tranche of Amazon Warrant Shares on that date was determined to be $10.57 each. During 2020, revenue reductions of $24.1 million associated with the third tranche of Amazon Warrant Shares were recorded under the terms of the original Amazon Warrant, prior to the December 31, 2020 waiver described below.

On December 31, 2020, the Company waived the remaining vesting conditions under the Amazon Warrant, which resulted in the immediate vesting of the 20,368,784 unvested third tranche of Amazon Warrant Shares and recognition of an additional $399.7 million reduction to revenue.

The $399.7 million reduction to revenue resulting from the December 31, 2020 waiver was determined based upon a probability assessment of whether the underlying shares would have vested under the terms of the original Amazon Warrant. Based upon the Company’s projections of probable future cash collections from Amazon (i.e., a Type I share based payment modification), a reduction of revenue associated with 5,354,905 Amazon Warrant Shares was recognized at their previously measured November 2, 2020 fair value of $10.57 per warrant.  A reduction of revenue associated with the remaining 12,730,490 Amazon Warrant Shares was recognized at their December 31, 2020 fair value of $26.95 each, based upon the Company’s assessment that associated future cash collections from Amazon were not deemed probable (i.e., a Type III share based payment modification).

The $399.7 million reduction to revenue was recognized during the year ended December 31, 2020 because the Company concluded such amount was not recoverable from the margins expected from probable future revenues attributable to Amazon, and no exclusivity or other rights were conferred to the Company in connection with the December 31, 2020 waiver.

At December 31, 2020 and December 31, 2019, 55,286,696 and 20,368,782 of the Amazon Warrant Shares had vested, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the years ended December 31, 2020, and 2019 and 2018 was $420.0 million, $4.1 million, and $9.8 million, respectively.

The exercise price for the first and second tranches of Amazon Warrant Shares is $1.1893 per share.  The exercise price of the third tranche of Amazon Warrant Shares is $13.81 per share, which was determined pursuant to the terms of the Amazon Warrant as an amount equal to ninety percent (90%) of the 30-day volume weighted average share price of the Company’s common stock as of November 2, 2020, the final vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant is exercisable through April 4, 2027. The Amazon Warrant provides for net share settlement that, if elected by the holder, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Amazon Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. The Amazon Warrant is classified as an equity instrument.

Walmart Transaction Agreement

On July 20, 2017, the Company and Walmart entered into a Transaction Agreement (the “Walmart Transaction Agreement”), pursuant to which the Company agreed to issue to Walmart a warrant (the “Walmart Warrant”) to acquire up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events (the “Walmart Warrant Shares”). The Company and Walmart entered into the Walmart Transaction Agreement in connection with existing commercial agreements between the Company and Walmart with respect to the deployment of the Company’s GenKey fuel cell technology across various Walmart distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the Walmart Warrant Shares is conditioned upon payments made by Walmart or its affiliates (directly or indirectly through third parties) pursuant to transactions entered into after January 1, 2017 under existing commercial agreements.

The majority of the Walmart Warrant Shares will vest based on Walmart’s payment of up to $600.0 million to the Company in connection with Walmart’s purchase of goods and services from the Company. The first tranche of 5,819,652 Walmart Warrant Shares vested upon the execution of the Walmart Transaction Agreement and was fully exercised as of December 31, 2020.  Accordingly, $10.9 million, the fair value of the first tranche of Walmart Warrant Shares, was recorded as a provision for common stock warrants and presented as a reduction to revenue on the consolidated statements of operations during 2017. All future provision for common stock warrants is measured based on their grant-date fair value and recorded as a charge against revenue. The second tranche of 29,098,260 Walmart Warrant Shares  vests in four installments of 7,274,565 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Walmart Warrant Shares is $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Walmart Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Walmart Warrant Shares, provided that, with limited exceptions, the exercise price for the third tranche will be no lower than $1.1893. The Walmart Warrant is exercisable through July 20, 2027.

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

At December 31, 2020 and December 31, 2019, 13,094,217 and 5,819,652 of the Walmart Warrant Shares had vested, respectively.  The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the years ended December 31, 2020, 2019 and 2018 was $5.0 million, $2.4 million and $0.4 million, respectively.

Lessee Obligations

As of December 31, 2020, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.  At the end of the lease term, the leased assets may be returned to the lessor by the Company, the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates.  No residual value guarantees are contained in the leases.  No financial covenants are contained within the lease, however there are customary operational covenants such as assurance the Company properly maintains the leased assets and carries appropriate insurance, etc.  The leases include credit support in the form of either cash, collateral or letters of credit.  See Note 22, “Commitments and Contingencies, as restated,” for a description of cash held as security associated with the leases.

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of December 31, 2020.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of December 31, 2020 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
2021	$28,536	$1,261	$29,797
2022	27,138	1,234	28,372
2023	26,464	1,210	27,674
2024	25,947	1,293	27,240
2025 and thereafter	50,362	1,721	52,083
Total future minimum payments	158,447	6,719	165,166
Less imputed interest	(44,509)	(1,323)	(45,832)
Total	$113,938	$5,396	$119,334

Rental expense for all operating leases was $22.3 million, $14.6 million and $10.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $61.0 million, $26.2 million and $16.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Right of use assets obtained in exchange for new operating lease liabilities was $58.5 million and $37.7 million for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, the right of use assets associated with operating leases was $117.0 million and $63.3 million, respectively. The accumulated depreciation for these right of use assets was $48.6 million and $23.6 million at December 31, 2019 and 2018, respectively.

At December 31, 2020 and 2019, the right of use assets associated with finance leases was $5.7 million and $1.7 million, respectively. The accumulated depreciation for these right of use assets was $102 thousand and $32 thousand at December 31, 2019 and 2018, respectively.

At December 31, 2020 and 2019, security deposits associated with sale/leaseback transactions were $5.8 million and $6.0 million, respectively, and were included in other assets in the consolidated balance sheet.

Other information related to the operating leases are presented in the following table:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Cash payments (in thousands)	$22,626	$14,055
Weighted average remaining lease term (years)	6.0	5.0
Weighted average discount rate	11.7%	12.1%

Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the consolidated statement of operations), and were immaterial for the years ended December 31, 2019 and 2018.

Right of use assets obtained in exchange for new finance lease liabilities were $4.1 million and $5.9 million for the years ended December 31, 2020 and 2019, respectively.

Other information related to the finance leases are presented in the following table:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Cash payments (in thousands)	$471	$255
Weighted average remaining lease term (years)	5.6	7.7
Weighted average discount rate	8.2%	8.8%

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at December 31, 2020 was $157.7 million, $24.2 million and $133.5 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheet. The outstanding balance of this obligation at December 31, 2019 was $112.4 million, $16.8 million and $95.6 million (as restated) of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of December 31, 2020.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at December 31, 2020 and December 31, 2019 was $23.9 million and $31.7 million (as restated), respectively. The fair value of this finance obligation approximated the carrying value as of both December 31, 2020 and December 31, 2019.

Future minimum payments under finance obligations noted above as of December 31, 2020 were as follows (in thousands):

			Total
	Sale of Future	Sale/leaseback	Finance
	revenue - debt	financings	Obligations
2021	$41,670	$9,327	$50,997
2022	39,268	4,975	44,243
2023	39,268	3,149	42,417
2024	39,268	16,154	55,422
2025 and thereafter	53,385	—	53,385
Total future minimum payments	212,859	33,605	246,464
Less imputed interest	(55,158)	(9,753)	(64,911)
Total	$157,701	$23,852	$181,553

Other information related to the above finance obligations are presented in the following table:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Cash payments (in thousands)	$44,245	$76,244
Weighted average remaining term (years)	5.0	5.3
Weighted average discount rate	11.3%	11.2%

The Company has outstanding obligations to Wells Fargo under several Master Lease Agreements totaling $93.2 million at December 31, 2020. These outstanding obligations are included in operating lease liabilities, finance lease liabilities, and finance obligations.

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $170.4 million was required to be restricted as a security deposit as of December 31, 2020, which restricted cash will be released over the lease term. As of December 31, 2020, the Company also had certain letters of credit backed by security deposits totaling $152.4 million that are security for the above noted sale/leaseback agreements, for which the requirements wind down over the lease terms and commensurately the restricted cash will be released.

The Company also had letters of credit in the aggregate amount of $0.5 million at December 31, 2020 associated with a finance lease of its building. We consider cash collateralizing this letter of credit as restricted cash.

Contractual Obligations

Contractual obligations as of December 31, 2020, under agreements with non-cancelable terms are as follows (in thousands):

	Total	<1 year	1 - 3 Years	3 - 5 Years	> 5 Years
Operating lease obligations (A)	$113,938	$14,314	38,807	43,022	17,795
Finance lease obligations (B)	5,396	903	1,863	2,082	548
Other finance obligations (C)	181,463	32,717	60,360	70,045	18,341
Purchase obligations (D)	38,794	38,794	—	—	—
Long-term debt (E)	175,402	25,389	73,754	75,819	440
Convertible Senior Notes (F)	212,660	—	160	212,500	—
	$727,653	$112,117	$174,944	$403,468	$37,124

(A)	The Company has several non-cancelable operating leases that generally have six to seven year terms, primarily associated with sale/leaseback transactions and are partially secured with restricted cash, security deposits and pledged escrows. In addition, the Company provides its products and services to certain customers in the form of a PPA that generally have six to seven year terms. The Company accounts for these non-cancelable sale/leaseback transactions as operating leases in accordance with (ASC) Subtopic 842, Leases, which was adopted in 2018. The liability for operating leases recognized is presented separately on the Company’s consolidated balance sheet. See Note 12, “Operating and Finance Leases” to the consolidated financial statements for more detail.

(B)	During the years ended December 31, 2020, 2017 and 2016, the Company entered into a series of project financings, which are accounted for as finance leases and reported as part of the finance obligations on the Company’s consolidated balance sheet. These obligations are secured with restricted cash, security deposits and pledged escrows. The Company also has a finance obligation related to a sale/leaseback transaction involving its building.

(C)	The Company has received cash for future services to be performed associated with certain sale/leaseback transactions, which are treated as a finance obligation.

(D)	The Company has purchase obligations related to inventory build to meet its sales plan, stack and stack components for new units and servicing existing units.

(E)	The Company has entered into a long-term debt agreement with Generate Capital. We expect to make principal and interest payments using the proceeds from the release of restricted cash.

(F)	The Company issued Convertible Senior Notes in March of 2018 and May of 2020. See “7.5% Convertible Senior Note” and “5.5% Convertible Senior Notes” above for details.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements that are likely to have a current or future significant effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, inventories, intangible assets, valuation of long-lived assets, accrual for loss contracts on service, operating and finance leases, product warranty reserves, unbilled revenue, common stock warrants, income taxes, stock-based compensation, and contingencies. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following are our most critical accounting estimates and assumptions the Company must make in the preparation of our consolidated financial statements and related notes thereto.

Revenue Recognition

The Company enters into contracts that may contain one or a combination of fuel cell systems and infrastructure, installation, maintenance, spare parts, fuel delivery and other support services. Contracts containing fuel cell systems and related infrastructure may be sold directly to customers or provided to customers under a PPA, discussed further below.

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. The Company accrues for anticipated standard warranty costs at the same time that revenue is recognized for the related product, or when circumstances indicate that warranty costs will be incurred, as applicable.  Any prepaid amounts would only be refunded to the extent services have not been provided or the fuel cell systems or infrastructure have not been delivered.

Revenue is measured based on the transaction price specified in a contract with a customer, subject to the allocation of the transaction price to distinct performance obligations as discussed below. The Company recognizes revenue when it satisfies a performance obligation by transferring a product or service to a customer.

Promises to the customer are separated into performance obligations, and are accounted for separately if they are (1) capable of being distinct and (2) distinct in the context of the contract. The Company considers a performance obligation to be distinct if the customer can benefit from the good or service either on its own or together with other resources readily available to the customer and the Company’s promise to transfer the goods or service to the customer is separately identifiable from other promises in the contract. The Company allocates revenue to each distinct performance obligation based on relative standalone selling prices.

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

In 2017, in separate transactions, the Company issued to each of Amazon.com NV Investment Holdings LLC and Walmart warrants to purchase shares of the Company’s common stock. The Company presents the provision for common stock warrants within each revenue-related line item on the consolidated statements of operations. This presentation reflects a discount that those common stock warrants represent, and therefore revenue is net of these non-cash charges.

The provision of common stock warrants is allocated to the relevant revenue-related line items based upon the expected mix of the revenue for each respective contract. See Note 18, “Warrant Transaction Agreements,” for more details.

Nature of goods and services

The following is a description of principal activities from which the Company generates its revenue.

(i)	Sales of Fuel Cell Systems and Related Infrastructure

Revenue from sales of fuel cell systems and related infrastructure represents sales of our GenDrive units, GenSure stationary backup power units, as well as hydrogen fueling infrastructure.

The Company uses a variety of information sources in determining standalone selling prices for fuel cells systems and related infrastructure. For GenDrive fuel cells, given the nascent nature of the Company’s market, the Company considers several inputs, including prices from a limited number of standalone sales as well as the Company’s negotiations with customers. The Company also considers its costs to produce fuel cells as well as comparable list prices in estimating standalone selling prices. The Company uses applicable observable evidence from similar products in the market to determine standalone selling prices for GenSure stationary backup power units and hydrogen fueling infrastructure. The determination of standalone selling prices of the Company’s performance obligations requires significant judgment, including periodic assessment of pricing approaches and available observable evidence in the market. Once relative standalone selling prices are determined, the Company proportionately allocates the transaction price to each performance obligation within the customer arrangement based upon standalone selling price. The allocated transaction price related to fuel cell systems and spare parts is recognized as revenue at a point in time which usually occurs at shipment (and occasionally upon delivery). Revenue on hydrogen infrastructure installations is generally recognized at the point at which transfer of control passes to the customer, which usually occurs upon customer acceptance of the hydrogen infrastructure. In certain instances, control of hydrogen infrastructure installations transfers to the customer over time, and the related revenue is recognized over time as the performance obligation is satisfied. The Company uses an input method to determine the amount of revenue to recognize during each reporting period when such revenue is recognized over time, based on the costs incurred to satisfy the performance obligation.

(ii)Services performed on fuel cell systems and related infrastructure

Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. The Company uses an adjusted market assessment approach to determine standalone selling prices for services. This approach considers market conditions and constraints, the Company’s market share, pricing strategies and objectives while maximizing the use of available observable inputs obtained from a limited number of historical standalone service renewal prices and negotiations with customers. The transaction price allocated to services as discussed above is generally recognized as revenue over time on a straight-line basis over the expected service period, as customers simultaneously receive and consume the benefits of routine, recurring maintenance performed throughout the contract period.

In substantially all of its commercial transactions, the Company sells extended maintenance contracts that generally provide for a five-to-ten-year service period from the date of product installation in exchange for an up-front payment. Services include monitoring, technical support, maintenance and services that provide for 97% to 98% uptime of the fleet. These services are accounted for as a separate performance obligation, and accordingly, revenue generated from these transactions, subject to the proportional allocation of transaction price, is deferred and recognized as revenue over the term of the contract, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized as revenue on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract. When costs are projected to exceed revenues over the life of the extended maintenance contract, an accrual for loss contracts is recorded.  As of December 31, 2020 and 2019, the Company recorded a loss accrual of $24.0 million and $3.7 million respectively (2019 restated). Costs are estimated based upon historical experience and consider the estimated impact of the Company’s cost reduction initiatives. The actual results may differ from these estimates.  See “Extended Maintenance Contracts” below.

Extended maintenance contracts generally do not contain customer renewal options. Upon expiration, customers may either negotiate a contract extension or switch to purchasing spare parts and maintaining the fuel cell systems on their own.

(iii)Power Purchase Agreements

Revenue from PPAs primarily represents payments received from customers who make monthly payments to access for the Company’s GenKey solution.

Revenue associated with these agreements is recognized on a straight-line basis over the life of the agreements as the customers receive the benefits from the Company’s performance of the services.  The customers receive services ratably over the contract term.

In conjunction with entering into a PPA with a customer, the Company may enter into transactions with third-party financial institutions in which it receives proceeds from the sale/leaseback transactions of the equipment and the sale of future service revenue. The proceeds from the financial institution are allocated between the sale of equipment and the sale of future service revenue based on the relative standalone selling prices of equipment and service.  The proceeds allocated to the sale of future services are recognized as finance obligations.  The proceeds allocated to the sale of the equipment are evaluated to determine if the transaction meets the criteria for sale/leaseback accounting. To meet the sale/leaseback criteria, control of the equipment must transfer to the financial institution, which requires among other criteria the leaseback to meet  the criteria for an operating lease and the Company must not have a right to repurchase the equipment (unless specific criteria are met). These transactions typically meet the criteria for sale/leaseback accounting and accordingly, the Company recognizes revenue on the sale of the equipment, and separately recognizes the leaseback obligations.

The Company recognizes a lease liability for the equipment leaseback obligation based on the present value of the future payments to the financial institutions that are attributed to the equipment leaseback.  The discount rate used to determine the lease liability is the Company’s incremental borrowing rate, which is based on an analysis of the interest rates on the Company’s secured borrowings.  Adjustments that considered the Company’s actual borrowing rate, inclusive of securitization, as well as borrowing rates for companies of similar credit quality, were applied in the determination of the incremental borrowing rate.  The Company also records a right of use asset which is amortized over the term of the leaseback.  Rental expense is recognized on a straight-line basis over the life of the leaseback and is included as a cost of PPA revenue on the consolidated statements of operations.

Certain of the Company’s transactions with financial institutions do not meet the criteria for sale/leaseback accounting and accordingly, no equipment sale is recognized.  All proceeds from these transactions are accounted for as finance obligations. The right of use assets related to these transactions are classified as equipment related to the PPAs and fuel delivered to the customers, net in the consolidated balance sheets. Costs to service the property, depreciation of the assets related to PPAs and fuel delivered to the customers, and other related costs are included in cost of PPA revenue in the consolidated statements of operations. The Company uses its transaction-date incremental borrowing rate as the interest rate for its finance obligations that arise from these transactions. No additional adjustments to the incremental borrowing rate have been deemed necessary for the finance obligations that have resulted from the failed sale/leaseback transactions.

In determining whether the sales of fuel cells and other equipment to financial institutions meet the requirements for revenue recognition under sale/leaseback accounting, the Company, as lessee, determines the classification of the lease.  The Company estimates certain key inputs to the associated calculations such as: 1) discount rate used to determine the present value of future lease payments, 2) fair value of the fuel cells and equipment, and 3) useful life of the underlying asset(s):

●	ASC Topic 842 requires a lessee to discount its future lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in its leases because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate to estimate the discount rate for each lease. Adjustments that considered the Company’s actual borrowing rate, inclusive of securitization, as well as borrowing rates for companies of similar credit quality were applied in the determination of the incremental borrowing rate.

●	In order for the lease to be classified as an operating lease, the present value of the future lease payments cannot exceed 90% of the fair value of the leased assets. The Company estimates the fair value of the lease assets using the sales prices.

●	In order for a lease to be classified as an operating lease, the lease term cannot exceed 75% (major part) of the estimated useful life of the leased asset. The average estimated useful life of the fuel cells is 10 years, and the average estimated useful life of the hydrogen infrastructure is 20 years. These estimated useful lives are compared to the term of each lease to determine the appropriate lease classification.

(iv)Fuel Delivered to Customers

Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site. The stand-alone selling price is not estimated because it is sold separately and therefore directly observable.

The Company purchases hydrogen fuel from suppliers in most cases (and sometimes produces hydrogen onsite) and sells to its customers.  Revenue and cost of revenue related to this fuel is recorded as dispensed and is included in the respective “Fuel delivered to customers” lines on the consolidated statements of operations.

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

Impairment of Long-Lived Assets and PPA Executory Contract Considerations

We evaluate long-lived assets on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain assets may not be recoverable.  Long-lived assets that we evaluate include right of use lease assets, equipment deployed to our PPAs, assets related primarily to our fuel delivery business and other company owned long-lived assets.

Upon the occurrence of a triggering event, long-lived assets are evaluated to determine if the carrying amounts are recoverable.  The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups.  For operating assets, the Company has generally determined that the lowest level of identifiable cash flows is based on the customer sites.  The assets related primarily to our fuel delivery business are considered to be their own asset group.  The cash flows are estimated based on the remaining useful life of the primary asset within the asset group.

For assets related to our PPA agreements, we consider all underlying cash inflows related to our contract revenues and cash outflows relating to the costs incurred to service the PPAs.  Our cash flow estimates used in the recoverability test, are based upon, among other things, historical results adjusted to reflect our best estimate of future cash flows and operating performance.  Development of future cash flows also requires us to make assumptions and to apply judgment, including timing of future expected cash flows, future cost savings initiatives, and determining recovery values.  Changes to our key assumptions related to future performance and other economic and market factors could adversely affect the outcome of our recoverability tests and cause more asset groups to be tested for impairment.

If the estimated undiscounted future net cash flows for a given asset group are less than the carrying amount of the related asset group, an impairment loss is determined by comparing the estimated fair value with the carrying amount of the asset group. The impairment loss is then allocated to the long-lived assets in the asset group based on the asset’s relative carrying amounts. However, assets are not impaired below their then estimated fair values.  Fair value is generally determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as well as year-over-year trends in pricing of our new equipment and overall evaluation of our industry and market, as considered necessary.  The Company considers these indicators with certain of its own internal indices and metrics in determining fair value in light of the nascent state of the Company’s market and industry.  The estimate of fair value represents our best estimates of these factors and is subject to variability.  Changes to our key assumptions related to future performance and other economic and market factors could adversely affect our impairment evaluation.

The Company has determined that the assets deployed for certain PPA arrangements are not recoverable based on the undiscounted estimated future cash flows of the asset group. However, the estimated fair value of the assets in the asset group equal or exceed the carrying amount of the assets or otherwise limit the amount of impairment that would have been recognized. The Company has identified the primary source of the losses as the maintenance components of the PPA arrangements and the impact of customer warrant non-cash provisions. As the PPA arrangements are considered to be executory contracts and there is no specific accounting guidance that permits loss recognition for these revenue contracts, the Company has not recognized a provision for the expected future losses under these revenue arrangements. The Company expects that it will recognize future losses for these arrangements as it continues its efforts to reduce costs of delivering the maintenance component of these arrangements. The Company has estimated total future revenues and costs for these types of arrangements based on existing contracts and leverage of the related assets. For the future estimates, the Company used service cost estimates for extended maintenance contracts and customer warrant provisions at rates consistent with experience to date. The terms for the underlying estimates vary but the average residual term on the existing contracts is 5 years. Based on the future estimates with these assumptions, the losses could approximate $120 million.  This estimate includes $75 million in non-cash charges for depreciation and provision for customer warrants. Actual results could be significantly different than these estimates.

Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for fuel cell systems and related infrastructure that has been sold. We measure impairment losses at the customer contract level. The expected revenues and expenses for these contracts include all applicable expected costs of providing services over the remaining term of the contracts and the related unearned net revenue. A loss is recognized if the sum of expected costs of providing services under the contract exceeds related unearned net revenue and is recorded as a provision for loss contracts related to service in the consolidated statement of operations. A key component of these estimates is the expected future service costs. In estimating the expected future costs, the Company considers its current service cost level and applies significant judgment related to expected cost saving initiatives. The expected future cost savings will be primarily dependent upon the success of the Company’s initiatives related to increasing stack life, achieving better economies of scale for service labor, and improvements in design and operations of infrastructure. If the expected cost saving initiatives are not realized, this will increase the costs of providing services and could adversely affect our estimated contract loss accrual. If actual service costs over the remaining term of existing extended maintenance contracts are 10% more than estimated in the determination of the loss accrual for fuel cell systems and related infrastructure at December 31, 2020, the loss accrual would have been approximately $7.1 million higher.

The following table shows the rollforward of balance in the accrual for loss contracts, including changes due to the passage of time, additions and changes in estimates (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
		(as restated)	(as restated)
Beginning Balance	$3,702	$5,345	$—
Provision (benefit) for Loss Accrual	35,473	(394)	5,345
Released to Service Cost of Sales	(2,348)	(1,249)	—
Released to Provision for Warrants	(12,814)	—	—
Ending Balance	$24,013	$3,702	$5,345

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

Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon and Walmart as discussed in Note 18, “Warrant Transaction Agreements.” The Company adopted FASB Accounting Standards Update 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (ASU 2019-08), which requires entities to measure and classify share-based payment awards granted to a customer by applying the guidance under Topic 718, as of January 1, 2019.

In order to calculate warrant charges, the Company used the Black-Scholes pricing model, which required key inputs including volatility and risk-free interest rate and certain unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company estimated the fair value of unvested warrants, considered to be probable of vesting, at the time. Based on that estimated fair value, the Company determined warrant charges, which are recorded as a reduction of revenue in the consolidated statement of operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued. Also, in April 2019, Accounting Standards Update (ASU) 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, was issued to make improvements to updates 2016-01, Financial Instruments – Overall (Subtopic 825-10), 2016-13, Financial Instruments – Credit Losses (Topic 326) and 2017-12, Derivatives and Hedging (Topic 815). ASU 2016-13 significantly changes how entities account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. The ASU requires a number of changes to the assessment of credit losses, including the utilization of an expected credit loss model, which requires consideration of a broader range of information to estimate expected credit losses over the entire lifetime of the asset, including losses where probability is considered remote. Additionally, the standard requires the estimation of lifetime expected losses for trade receivables and contract assets that are classified as current. The Company adopted these standards effective January 1, 2020 and determined the impact of the standards to be immaterial to the consolidated financial statements.

In January 2017, ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), was issued to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The Company adopted this standard effective January 1, 2020 and determined there to be no impact to the consolidated financial statements.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). This ASU simplifies the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the Company’s 3.75% Convertible Senior Notes, will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. This guidance is required to be adopted by January 1, 2022, and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has elected to early adopt this guidance on January 1, 2021 using the modified retrospective method. Under this transition method, the cumulative effect of accounting change removed the impact of recognizing the equity component of the Company’s convertible notes at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization. The cumulative effect of the accounting change upon adoption on January 1, 2021 increased the carrying amount of the convertible notes by $120.7 million, reduced accumulated deficit by $9.5 million and reduced additional paid-in capital by $130.2 million. Future interest expense of the convertible notes will be lower as a result of adoption of this guidance and net loss per share will be computed using the if-converted method for convertible instruments.

In March 2020, ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This update was effective starting March 12, 2020 and the Company may elect to apply the amendments prospectively through December 31, 2022. The adoption of this standard does not have a material impact on the Company’s consolidated financial statements.

In March 2020, ASU 2020-03, Codification Improvements to Financial Instruments, was issued to make various codification improvements to financial instruments to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. This update will be effective at various dates beginning with date of issuance of this ASU. The adoption of this standard does not have a material impact on the Company’s consolidated financial statements.

In December 2019, ASU 2019-12, Simplifying the Accounting for Income Taxes, was issued to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. This update will be effective beginning after December 15, 2020. The adoption of this standard does not have a material impact on the Company’s consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

From time to time, we may invest our cash in government, government backed and interest-bearing investment-grade securities that we generally hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the Capped Call purchased in May 2020, and March 2018, respectively, related to the issuance of the 3.75% Convertible Senior Notes and 5.5% Convertible Senior Notes. Additionally, the Company purchased a Common Stock forward in March 2018 in conjunction with the issuance of the 5.5% Convertible Senior Notes. That Common Stock Forward was extended upon issuance of the 3.75% Convertible Senior Notes. We are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

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

Item 8.  Financial Statements and Supplementary Data

The Company’s consolidated financial statements and related notes, together with the report of independent registered public accounting firm, appear at pages F-1 through F-83 of this Annual Report on Form 10-K for the year ended December 31, 2020 and are incorporated by reference in this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

Notwithstanding such material weakness in internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our consolidated financial statements as of and for the year ended December 31, 2020 and our restated consolidated balance sheets as of December 31, 2019 and the related consolidated statements of operations and consolidated statements of cash flows for the fiscal years ended December 31, 2019 and 2018, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report on Form 10-K, in conformity with GAAP.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting includes controls and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company acquired Giner ELX and UHG (together, the “Acquired Companies”) during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, the Acquired Companies’ internal control over financial reporting associated with total assets of $58.0 million, excluding goodwill and intangible assets of $94.9 million and total revenues of $7.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Based on such evaluation, management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective because of the material weakness described below.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiency in internal control over financial reporting as of December 31, 2020: the Company did not maintain a sufficient complement of trained, knowledgeable resources to execute its responsibilities with respect to internal control over financial reporting for certain financial statement accounts and disclosures. As a consequence, the Company did not conduct an effective risk assessment process that was responsive to changes in the Company's operating environment and did not design and implement effective process-level controls activities in the following areas:

(a)	presentation of operating expenses;

(b)	accounting for lease-related transactions;

(c)	identification and evaluation of impairment, accrual for loss contracts, certain expense accruals, and deemed dividends; and

(d)	timely identification of adjustments to physical inventory in interim periods.

Certain of these deficiencies resulted in material misstatements that were identified and corrected in the consolidated financial statements as of and for each of the three years in the period ended December 31, 2020 and other historical periods, as further described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” and Note 3, “Unaudited Quarterly Financial Data and Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements,” to the consolidated financial statements. Because there is a reasonable possibility that material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2020.

The Company’s independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page F-2 of this Annual Report on Form 10-K.

Remediation Activities

We take this material weakness seriously. We have already taken steps to remediate this material weakness and will continue to take further steps until such remediation is complete.  These steps include the following:

a)	Hiring additional resources, including third-party resources, with the appropriate technical accounting expertise, and strengthening internal training, to assist us in identifying and addressing any complex technical accounting issues that affect our consolidated financial statements.

b)	We will design and implement a comprehensive and continuous risk assessment process to identify and assess risks of material misstatements and ensure that the impacted financial reporting processes and related internal controls are properly designed, maintained, and documented to respond to those risks in our financial reporting.

c)	We will implement more structured analysis and review procedures and documentation for the application of GAAP, complex accounting matters, and key accounting policies.

d)	We will augment our current estimation policies and procedures to be more robust and in-line with overall market dynamics including an evaluation of our operating environment in order to ensure operating effectiveness of certain process-level control activities.

e)	We also intend to deploy new tools and tracking mechanisms to help enhance and maintain the appropriate documentation surrounding our classification of operating expenses.

f)	We will report regularly to the Company’s Audit Committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control deficiencies.

As we work to improve our internal control over financial reporting, we may modify our remediation plan and may implement additional measures as we continue to review, optimize and enhance our financial reporting controls and procedures in the ordinary course. The material weakness will not be considered remediated until the remediated controls have been operating for a sufficient period of time and can be evidenced through testing that they are operating effectively.

(c)	Changes in Internal Control Over Financial Reporting

Exclusive of the steps taken in remediation activities, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2020 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On May 13, 2021, the Board amended and restated the Company’s Third Amended and Restated Bylaws in order to clarify and update certain provisions as well as to (i) expressly provide for virtual stockholder meetings by remote communication (Article I, Section 4), (ii) eliminate the requirement to provide notice of any adjourned meeting of the Board (Article II, Section 9), (iii) provide that shares of all classes or series of the Company’s stock may be uncertificated (Article IV, Section 1), and (iv) designate the federal district courts of the United States of America as the exclusive jurisdiction for any litigation arising under the Securities Act (Article VI, Section 8).  The Board approved the Amended and Restated Bylaws, among other reasons, to align them with current governance practices and, in respect of the exclusive federal forum provision, in order to seek to reduce any potential expenses that the Company may incur in connection with any actions or proceedings by seeking to avoid the Company being required to defend any such potential actions or proceedings in multiple jurisdictions and in parallel proceedings in federal and state courts simultaneously.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding the directors of the Company as of April 28, 2021.  The biographies of each of the directors below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding the experiences, qualifications, attributes or skills that caused the Corporate Governance and Nominating Committee and the Board to determine that the person should serve as a director.

Class I Directors

extensive experience with the alternative energy industry, as well as his experience in management positions.
Andrew J. Marsh
Age: 65 Director since 2008 Board Committee: None Class I Director: Continuing in office until the 2021 annual meeting

Andy Marsh joined the Company as President and Chief Executive Officer in April 2008 and has been our director since 2008.  As President and Chief Executive Officer, Mr. Marsh plans and directs all aspects of the organization’s policies and objectives, and is focused on building a company that leverages Plug Power’s combination of technological expertise, talented people and focus on sales growth to continue the Company’s leadership stance in the future alternative energy economy. Mr. Marsh continues to spearhead hydrogen fuel cell innovations, and his ability to drive revenue growth landed Plug Power on Deloitte’s Technology Fast 500TM list in 2015 and 2016.

Previously, Mr. Marsh was a co-founder of Valere Power, where he served as chief executive officer and board member from the company’s inception in 2001, through its sale to Eltek ASA in 2007. Under his leadership, Valere grew into a profitable global operation with over 200 employees and $90 million in revenue derived from the sale of DC power products to the telecommunications sector. During Mr. Marsh’s tenure, Valere Power received many awards such as the Tech Titan award as the fastest growing technology company in the Dallas Fort Worth area and the Red Herring Top 100 Innovator Award. Prior to founding Valere, he spent almost 18 years with Lucent Bell Laboratories in a variety of sales and technical management positions.

Mr. Marsh is a prominent voice leading the hydrogen and fuel cell industry. Nationally, he is the Chairman of the Fuel Cell and Hydrogen Energy Association, and is a member of the Hydrogen and Fuel Cell Tactical Advisory Committee (“HTAC”). HTAC has the important responsibility to provide advice to the Department of Energy regarding its hydrogen and fuel cell program goals, strategies, and activities. Internationally, Mr. Marsh represents Plug Power in their role as supporting members of the Hydrogen Council, a global initiative of leading energy, transport and industry companies with a united vision and long-term ambition for hydrogen to foster the energy transition. Mr. Marsh holds an MSEE from Duke University and an MBA from SMU.

We believe Mr. Marsh’s qualifications to sit on our Board include his extensive experience with the alternative energy industry, as well as his experience in management positions.

Gary K. Willis
Age: 75 Director since 2003 Board Committees: Audit and Compensation Class I Director: Continuing in office until the 2021 annual meeting

Gary K. Willis has been a director of the Company since 2003. Mr. Willis previously served as the President of the Zygo Corporation (“Zygo”) from February 1992 to 1999 and the Chief Executive Officer from 1993 to 1999.  Mr. Willis served as a director of Zygo from 1992 to November 2000, including as Chairman of the Board from 1998 to 2000.  Zygo, which was acquired in 2014 by Ametek, Inc., was a provider of metrology, optics, optical assembly, and systems solutions to the semiconductor, optical manufacturing, and industrial/automotive markets.   Prior to joining Zygo, Mr. Willis served as the President and Chief Executive Officer of The Foxboro Company, a manufacturer of process control instruments and systems. Mr. Willis holds a Bachelor of Science degree in Mechanical Engineering from Worcester Polytechnic Institute.

We believe Mr. Willis’ qualifications to sit on our Board include his extensive experience in management and director positions with similar companies, as well as his educational background in mechanical engineering.

Maureen O. Helmer
Age: 64 Director since 2004 Board Committees: Audit and Corporate Governance and Nominating Class I Director: Continuing in office until the 2021 annual meeting

Maureen O. Helmer has been a director of the Company since 2004. Ms. Helmer is currently a member of the law firm Barclay Damon, LLP and is a senior member  of the firm’s energy and telecommunications Regulatory Practice Area. Prior to joining Barclay Damon, LLP, Ms. Helmer was a member of Green & Seifter Attorneys, PLLC. From 2003 through 2006, she practiced as a partner in the law firm of Couch White, LLP and then as a solo practitioner. Ms. Helmer has advised international energy, telecommunications and industrial companies on policy and government affairs issues. In addition to serving as Chair of the New York State Public Service Commission (“PSC”) from 1998 to 2003, Ms. Helmer also served as Chair of the New York State Board on Electric Generation Siting and the Environment. Prior to her appointment as Chair, Ms. Helmer served as Commissioner of the PSC from 1997 until 1998 and was General Counsel to PSC from 1995 through 1997. From 1984 through 1995, Ms. Helmer held several positions in the New York Legislature, including Counsel to the Senate Energy Committee. She also served as a board member of the New York State Energy Research and Development Authority, the New York State Environmental Board and the New York State Disaster Preparedness Commission during her tenure as Chair of the PSC. In addition, she was Vice Chair of the Electricity Committee of the National Association of Regulatory Utility Commissioners and a member of the NARUC Board of Directors. She was also appointed to serve as a member of the New York State Cyber-Security Task Force. She formerly served as a board member of the Center for Internet Security, the Center for Economic Growth, and New York Women in Communications and Energy. Ms. Helmer earned her Bachelor of Science from the State University at Albany and her Juris Doctorate from the University of Buffalo law school. She is admitted to practice law in New York.

We believe Ms. Helmer’s qualifications to sit on our Board include her long history of experience with energy regulation, policy and government affairs and advising energy and industrial companies.

Class II Directors

George C. McNamee
Chairman Age: 74 Director since 1997 Board Committee: Compensation Class II Director: Continuing in office until the 2025 annual meeting

George C. McNamee serves as Chairman of the Company’s Board of Directors and has served as such since 1997. He was previously Chairman of First Albany Companies Inc. (now GLCH) and a Managing Partner of FA Tech Ventures, an information and energy technology venture capital firm. As an executive and director of numerous companies, Mr. McNamee has navigated technological change, rapid- growth, crisis management, team building and strategy. As a public company director, Mr. McNamee has led board special committees, chaired audit committees, chaired three boards and has been an active lead director. Mr. McNamee has previously served on several public company boards, including the boards of Mechanical Technology Inc. and the Home Shopping Network. He has been an early stage investor, director and mentor for private companies that subsequently went public including MapInfo (now Pitney Bowes), META Group (now Gartner Group) and iRobot Corporation, where he served as a director from 1999 to 2016 and as lead director for the last 11 of those years. In 2011, Mr. McNamee was the first history major awarded the Yale Science and Engineering Association Distinguished Service Award. He served as a NYSE director from 1999 to 2004 and chaired its foundation. In the aftermath of the 1987 stock market crash, he chaired the Group of Thirty Committee to reform the Clearance and Settlement System. Mr. McNamee has been active as a director or trustee of civic organizations including The Albany Academies and Albany Medical Center, whose Finance Committee he chaired for 12 years. He is also a director of several private companies, a Sterling Fellow of Yale University and a Trustee of The American Friends of Eton College. He conceived and co-authored a book on the Chicago Conspiracy Trial. He received his Bachelor of Arts degree from Yale University.

We believe Mr. McNamee’s qualifications to sit on our Board include his experience serving on technology company boards, his background in investment banking, which has given him broad exposure to many financing and merger and acquisition issues, and experience with the financial sector and its regulatory bodies.

Johannes M. Roth
Age: 42 Director since 2013 Board Committees: Compensation and Corporate Governance and Nominating Class II Director: Continuing in office until the 2025 annual meeting

Johannes M. Roth has been a director of the Company since April 2013. Mr. Roth is the founder of and, since 2006, has been Managing Director and Chairman of FiveT Capital Holding AG, an investment holding company based in Switzerland with businesses specializing in asset management, risk management and alternative investments. Since 2006, Mr. Roth has been a board member of FiveT Capital AG, Zürich, Switzerland, which advises several long-only funds and operates an asset management business for high net-worth individuals. Mr. Roth earned a master’s degree in Management and Economics from the University of Hohenheim.

We believe Mr. Roth’s qualifications to sit on our Board include his background in financial investments, financial and risk management and equity capital markets as well as his experience in management positions.

Gregory L. Kenausis
Age: 51 Director since 2013 Board Committee: Audit Class III Director: Continuing in office until the 2025 annual meeting

Gregory L. Kenausis has been a director of the Company since October 2013. Dr. Kenausis is the founding partner and since 2005 has been the Chief Investment Officer of Grand Haven Capital AG, an investment firm, where he is the head of research and trading activity and is responsible for managing the fund’s operations and structure.  He also has worked extensively as a business consultant with a focus on business development and strategy, as well as valuation.  Dr. Kenausis earned a bachelor’s degree from Yale University and a doctoral degree from the University of Texas at Austin.

We believe Dr. Kenausis’ qualifications to sit on our Board include his background and senior level experience in financial investments, business development and strategy, management and equity capital markets.

Class III Directors

Kyungyeol Song
Age: 48 Director since 2021 Board Committee: None Class III Director: Continuing in office until the 2023 annual meeting

Kyungyeol Song has been a director of the Company since February 2021.  Mr. Song is the Head of Quantum Growth TF at SK E&S.  Prior to his current position, Mr. Song served as the Senior Vice President in Energy Solution TF at SK E&S from February 2019 until August 2020.  Mr. Song has also served as the Director of the McKinsey Energy Center from February 2007 until December 2018.  Mr. Song received a Ph.D. in Control and Estimation Theory, Aeronautics and Astronautics from the Massachusetts Institute of Technology, a Master of Science in Aerospace Engineering from Seoul National University, and a Bachelor of Science degree in Aerospace Engineering from Seoul National University.

We believe Mr. Song’s qualifications to sit on our Board include his extensive experience with the renewable energy industry.

Kimberly A. Harriman
Age: 48 Director since 2021 Board Committee: Audit Class III Director: Continuing in office until the 2023 annual meeting

Kimberly A. Harriman has served as a director of the Company since February 2021. Since 2020, Ms. Harriman is the Vice President of State Government Relations & Public Affairs at Avangrid, Inc., a NYSE-listed energy provider operating in 24 states.  Prior to joining Avangrid, from 2016 to December 2020, Ms. Harriman served as Senior Vice President, Public and Regulatory Affairs, for New York Power Authority, the largest public utility in the United States. Previously Ms. Harriman was General Counsel for the New York State Department of Public Service from 2014 to July 2016.  Ms. Harriman received a J.D. from the Albany Law School of Union University and a Bachelor of Arts degree in Political Science and Economics from Siena College.

We believe Ms. Harriman’s qualifications to sit on our Board include her extensive experience in the energy industry, including her experience with major energy policy initiatives in New York for the past 20 years.

Lucas P. Schneider
Age: 52 Director since 2017 Board Committee: Corporate Governance and Nominating Class III Director: Continuing in office until the 2023 annual meeting

Lucas P. Schneider has served as a director of the Company since March 2017. Mr. Schneider is the Chief Executive Officer of Refraction AI, an autonomous last-mile delivery as a service company.  Prior to his current role, Mr. Schneider was the Chief Operating Officer of Wejo, Ltd., an early-stage connected vehicle data marketplace company from 2019 to 2020.  Mr. Schneider also served as the Chief Executive Officer of Silvercar, an Austin, TX-based start-up that focuses on the rental car space and other vehicle mobility applications from 2012 until December 2018.  In 2017, Silvercar was acquired by Audi AG.  Prior to Silvercar, Mr. Schneider was the Chief Technology Officer of Zipcar. He served at Flexcar as Chief Technology Officer and Vice President of Strategy. He has also held various positions with Ford. Mr. Schneider received a Master of Business Administration, specializing in Operations and Strategy from the Tepper School of Business at Carnegie Mellon University and a Bachelor of Science degree in Mechanical Engineering from University of Texas at Austin.

We believe Mr. Schneider’s qualifications to sit on our Board include his extensive experience in helping guide companies, ranging from start-ups to large enterprises, through major business milestones including IPOs, mergers, acquisitions, and product development.

Jonathan Silver
Age: 63 Director since 2018 Board Committee: Corporate Governance and Nominating Class III Director: Continuing in office until the 2023 annual meeting

Jonathan Silver has served as a director of the Company since June 2018. He is a Senior Advisor to Guggenheim Partners, a large asset manager and investment bank, where he works with a wide array of the firm’s clean energy and sustainability clients. Mr. Silver is considered one of the nation’s leading clean economy investors and advisors,. From 2009-2011, he led both the federal government’s $40 billion clean energy investment fund and its $20 billion fund focused on advanced vehicle technology. From 2011-2018, he was a Senior Advisor to ICF, one of the country’s largest energy and environmental consulting firms,  NextEra, the nation’s largest energy provider, and Marathon Capital, a leading power industry-focused investment bank. From 2015-2019, Mr. Silver served as the Managing Partner of Tax Equity Advisors LLC, an advisory firm managing investments in solar power projects on behalf of large corporations. He currently sits on the boards of National Grid (NGG:NSYE), a global utility, the Peridot Special Purpose Acquisition Corporation and Intellihot, a leading player in the tankless water heating sector. Earlier, he served on the board of Eemax and Sol Systems. From 1999-2008, Mr. Silver was the co-founder of Core Capital Partners, a successful venture capital investor in battery technology, advanced manufacturing, telecommunications and software. From 1990 to 1992, he was a Managing Director, and the Chief Operating Officer of Tiger Management, one of the country's largest and most successful hedge funds. He has also held senior operating positions, including chief operating officer and executive vice president, in several companies. Mr. Silver began his career in 1982 at McKinsey and Company, a global management consulting firm, working on strategic issues for some of the nation’s largest financial institutions and corporations. Mr. Silver has served as a senior advisor to three U.S. Cabinet Secretaries: Commerce (1992 to 1993), Interior (1993 to 1995) and Treasury (1992 to 1994). He is on the board of Resources for the Future and has been on the boards of the American Federation of Scientists, the Wind Energy Foundation and American Forests.

We believe Mr. Silver’s qualifications to sit on our Board include his extensive experience with the alternative energy industry.

Investor Agreement

Pursuant to the Investor Agreement described under Part III. “Item 13. Certain Relationships and Related Party Transactions, and Director Independence,” Grove Energy Capital LLC (“Grove Energy”), a subsidiary of SK Holdings, is entitled to designate one person (the “SK Designee”) to be appointed to the Board of Directors of the Company.  Grove Energy has the right to require the Board to nominate a SK Designee for election to the Board by the stockholders of the

Company at annual stockholder meetings until the earliest of (i) the date on which Grove Energy and affiliates beneficially own less than 4.0% of our issued and outstanding common stock, (ii) February 24, 2023, in the event that the Company and SK E&S have not entered into a definitive joint venture agreement with respect to a joint venture in Asia (the “Asia JV Agreement”), and (iii) any expiration or termination of the Asia JV Agreement.

Grove Energy selected Mr. Song as the SK Designee and the Board of Directors appointed Mr. Song as a director of the Company on February 24, 2021.

Executive Officers

The names and ages of all executive officers of the Company and the principal occupation and business experience for at least the last five years for each are set forth below as of April 28, 2021.

Executive Officers	Age	Position
Andrew J. Marsh	65	President, Chief Executive Officer and Director
Paul B. Middleton	53	Senior Vice President and Chief Financial Officer
Keith C. Schmid	58	Senior Vice President and Chief Operating Officer
Gerard L. Conway, Jr.	56	General Counsel, Corporate Secretary and Senior Vice President
Sanjay K. Shrestha	47	Chief Strategy Officer
Jose Luis Crespo	51	Vice President, Global Sales
Martin D. Hull	53	Corporate Controller and Chief Accounting Officer

Andrew J. Marsh’s biographical information can be found in “Directors” above.

Paul B. Middleton joined Plug Power as Senior Vice President and Chief Financial Officer in 2014. Prior to Plug Power, Mr. Middleton worked at Rogers Corp., a global manufacturer and distributor of specialty polymer composite materials and components, from 2001 to 2014. During his tenure at Rogers Corp., Mr. Middleton served in many senior financial leadership roles, including Corporate Controller and Principal Accounting Officer, Treasurer and Interim Chief Financial Officer. Prior to Rogers Corp., Mr. Middleton managed all financial administration for the tools division of Coopers Industries from 1997 to 2001. Mr. Middleton holds a Master of Science in Accounting and a BBA from the University of Central Florida. Additionally, he is a Certified Public Accountant.

Keith C. Schmid joined Plug Power as Senior Vice President and Chief Operating Officer in 2013. Mr. Schmid served as President of SPS Solutions, a power solutions and energy storage consulting firm, from 2011 to 2013. Previously, Mr. Schmid served as Chief Executive Officer of Boston-Power Incorporated, a provider of large format lithium ion battery solutions, in 2011, and as President and Chief Executive Officer of Power Distribution Incorporated, a power distribution and protection company, from 2007 to 2010. In addition, Mr. Schmid held the position of General Manager, Industrial Energy Division-Americas for Exide Technologies, a multinational lead-acid batteries manufacturing company, from 2001 to 2007. Mr. Schmid holds a Master of Science degree in Engineering and a Master in Business Administration from the University of Wisconsin-Madison.

Gerard L. Conway, Jr. has served as General Counsel and Corporate Secretary of Plug Power since September 2004 and, since March 2009, has also served as Senior Vice President of Plug Power. In that capacity, Mr. Conway is responsible for advising the Company on legal issues such as corporate law, securities, contracts, strategic alliances and intellectual property. He also serves as the Compliance Officer for securities matters affecting the Company. During his tenure at Plug Power, Mr. Conway served as Vice President of Government Relations from 2005 to June 2008 and in that capacity he advocated on energy issues, policies, legislation and regulations on the state, federal, national and international levels on behalf of the Company and the alternative energy sector. Prior to his appointment to his current position, Mr. Conway served as Associate General Counsel and Director of Government Relations for the Company beginning in July 2000. Prior to joining Plug Power, Mr. Conway spent four years as an Associate with Featherstonhaugh, Conway, Wiley & Clyne, LLP, where he concentrated in government relations, business and corporate law. Mr. Conway has more than 20 years of experience in general business, corporate real estate and government relations. Mr. Conway holds a Bachelor of Arts degree in English and Philosophy from Colgate University and a Juris Doctorate from Boston University School of Law.

Sanjay K. Shrestha joined the Company as Chief Strategy Officer in 2019. Prior to joining Plug Power, Mr. Shrestha served as the Chief Investment Officer of Sky Solar Holdings, which owned and operated solar projects in Japan, Europe and the Americas, and President of Sky Capital America, which owned and operated solar projects in North and South America, since 2015. Under his leadership, Sky Capital America built and acquired over 100MW of operating solar assets and secured a pipeline over 100MW. He also sourced various types of financing solutions to support this growth, including project debt, construction equity and long-term equity.  Before global solar IPP, he led the renewables investment banking effort at FBR Capital Markets since 2013.  During 2014, and under his leadership, the firm was ranked among the top renewable energy underwriters in the United States. Prior to joining FBR Capital Markets, Mr. Shrestha was the global head of renewables research coverage at Lazard Capital Markets.  During his tenure at Lazard Capital Markets, he was a member of the Institutional Investor All America Research team and was also ranked as one of the top five stock pickers on a global basis.  Prior to Lazard Capital Markets, Mr. Shrestha was at First Albany Capital, where he built the firm’s renewables and industrial research practice. Mr. Shrestha serves as an independent director on the board of directors of Fusemachines, an artificial intelligence talent and education solutions company.   Mr. Shrestha received a Bachelor of Science from The College of Saint Rose. He brings to the Company almost two decades of experience in the broader clean tech sector.

Jose Luis Crespo joined the Company as Vice President of Business and International Sales in 2014. He was promoted to Vice President of Global Sales in January of 2015 and in 2016 he was also named General Manager for Hypulsion, the Company’s wholly owned European subsidiary. Prior to joining the Company, Mr. Crespo served as Vice President of International Value Stream at Smiths Power, a supplier of power distribution, conditioning, protection and monitoring solutions for data centers, wireless communications and other critical or high-value electrical systems, from 2009 to 2013. Mr. Crespo holds a Master in Business Administration from the University of Phoenix and a degree in Telecommunications Engineering from the Engineering University of Madrid, Spain.

Martin D. Hull joined Plug Power as Corporate Controller and Chief Accounting Officer in April 2015. Prior to that, he was a principal and director with the certified public accounting firm of Marvin and Company, P.C. from November 2012 to March 2015. Prior to that, Mr. Hull was with KPMG LLP, serving as partner from October 2004 to September 2012, and has a total of 24 years of public accounting experience. Mr. Hull holds a Bachelor of Business Administration with a concentration in Accounting from the University of Notre Dame.

Risk Management

Our Board of Directors plays a central role in overseeing and evaluating risk. While it is management’s responsibility to identify and manage our exposure to risk on a day-to-day basis, the Board routinely discusses these risks with management and actively oversees our risk-management procedures and protocols. The Board regularly receives reports from senior management on areas of material risk to the Company, including operational, financial, legal, regulatory and strategic risks. In addition, each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee exercises oversight and provides guidance relating to the particular risks within the purview of each committee, as well as making periodic reports to the full Board. The Board and each of these committees regularly discuss with management our major risk exposures, their potential financial impact on Plug Power and the steps we take to manage them. The Audit Committee is responsible for oversight of Company risks relating to accounting matters, financial reporting and legal and regulatory compliance, while the Corporate Governance and Nominating Committee is responsible for oversight of risks relating to management and Board succession planning. The Compensation Committee is responsible for the oversight of risks related to compensation matters.

The Chief Financial Officer and the General Counsel report to the Board regarding ongoing risk management activities at the regularly scheduled, quarterly Board meetings and may report on risk management activities more frequently, as appropriate. Additionally, risk management is a standing agenda item for the regularly scheduled, quarterly Audit Committee meetings.

Board of Directors Leadership Structure

The positions of Chief Executive Officer and Chairman of the Board are currently separated, with Andrew J. Marsh serving as our Chief Executive Officer since 2008 and George C. McNamee serving as Chairman of the Board since 1997. Separating these positions allows our Chief Executive Officer to focus on the Company’s day-to-day business operations, while allowing the Chairman to lead the Board in its fundamental role of providing advice to and independent oversight of management. The Board recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman. While our By-laws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate, the Board believes that our current leadership structure is appropriate because it provides an effective balance between strategy development and independent leadership and management oversight. If the position of Chairman is vacant, or if he or she is absent, the Chief Executive Officer will preside, when present, at meetings of stockholders and of the Board of Directors.

Committees of the Board of Directors

The Board has established three standing committees: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.

Audit Committee

Our Board has established an Audit Committee of the Board of Directors.  The members of our Audit Committee consist of Dr. Kenausis (Chair), Mr. Willis, and Ms. Helmer.  Each member of the Audit Committee qualifies as an independent director as defined in the Marketplace Rules of the National Association of Securities Dealers, Inc. (the “NASDAQ Rules”) and the applicable rules of the SEC.  Our Board has determined that Dr. Kenausis qualifies as an “audit committee financial expert” as defined in the applicable rules of the SEC. Dr. Kenausis’ designation by our Board as an “audit committee financial expert” is not intended to be a representation that he is an expert for any purpose as a result of such designation, nor is it intended to impose on him any duties, obligations, or liability greater than the duties, obligations or liability imposed on him as a member of the Audit Committee and the Board in the absence of such designation.

The Audit Committee, among other matters, is responsible for (i) appointing the Company’s independent registered public accounting firm, (ii) evaluating such independent registered public accounting firm’s qualifications, independence and performance, (iii) determining the compensation for such independent registered public accounting firm, and (iv) pre-approving all audit and non-audit services. Additionally, the Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and the integrated audit of the Company’s financial statements and internal control over financial reporting, including the work of the independent registered public accounting firm. A more complete description of the Audit Committee’s functions is set forth in the Audit Committee’s charter which is published on the “Investors” section of the Company’s website at www.plugpower.com.  Our website is not incorporated into or a part of this Annual Report on Form 10-K.

Compensation Committee

The Compensation Committee consists of Messrs. Willis (Chair), Roth and McNamee, each of whom is an independent director under the NASDAQ Rules. See “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” for a further description of the Compensation Committee and its activities in fiscal year 2020. The Compensation Committee’s primary responsibilities include (i) reviewing, prescribing and approving compensation policies, plans and programs that are appropriate for the Company in light of all relevant circumstances, that provide incentives to achievement of the Company’s goals and objectives, that are consistent with the culture of the Company and that further the overall goal of building stockholder value; and (ii) reviewing and approving changes to the Company’s executive officers and management team as the Company’s needs and priorities evolve over time. A more complete description of the Compensation Committee’s functions is set forth in the

Compensation Committee’s charter which is published on the “Investors” section of the Company’s website at www.plugpower.com. Our website is not incorporated into or a part of this Annual Report on Form10-K.

Corporate Governance and Nominating Committee

The Governance Committee consists of Ms. Helmer (Chair) and Messrs. Roth, Schneider and Silver, each of whom is an independent director under the NASDAQ Rules. The Governance Committee’s responsibilities include (i) establishing criteria for Board and committee membership, (ii) considering director nominations consistent with the requirement that a majority of the Board be comprised of independent directors as defined in the NASDAQ Rules, (iii) identifying individuals qualified to become Board members, and (iv) selecting the director nominees for election at each annual meeting of stockholders. The Governance Committee is also responsible for developing and recommending to the Board a set of corporate governance guidelines applicable to the Company and periodically reviewing such guidelines and recommending any changes thereto. A more complete description of the Governance Committee’s functions is set forth in the Governance Committee’s charter, which is published on the “Investors” section of the Company’s website at www.plugpower.com.  Our website is not incorporated into or a part of this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, as defined by Section 16, directors, and persons or entities who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons or entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, based on our review of the copies of such filings and based on written representations, we believe that all such persons and entities complied on a timely basis with all Section 16(a) filing requirements during the fiscal year ended December 31, 2020, except that the following persons or entities filed the following Form 4s late on the following dates:

●	Keith C. Schmid filed a Form 4 on February 24, 2020 disclosing the sale of shares pursuant to a pre-established 10b5-1 trading plan and the exercise of options on February 18, 2020;
●	Andrew J. Marsh, Gerard L. Conway, Jr. and Martin D. Hull each filed a Form 4 on February 24, 2020 disclosing the sale of shares pursuant to pre-established 10b5-1 trading plans and the exercise of options on February 18, 2020 and February 19, 2020;
●	Johannes M. Roth and FiveT Capital Holding AG filed Form 4s on April 28, 2020 disclosing the conversion of Series C Redeemable Convertible Preferred Stock into shares of common stock on April 16, 2020 and the sale of shares of common stock on April 22, 2020 and April 23, 2020 by Five More Special Situations Fund Ltd., which receives investment advisory services from a wholly-owned subsidiary of FiveT Capital Holding AG, in which entities Mr. Roth has equity interests and which shares of common stock Mr. Roth has expressly disclaimed beneficial ownership in, except to the extent of his pecuniary interest therein, if any;
●	Sanjay K. Shrestha filed a Form 4 on May 14, 2020 disclosing the vesting of restricted stock and tendering of shares to cover tax withholding obligations in connection with such vesting on May 9, 2020;
●	Andrew J. Marsh, Paul B. Middleton, Keith C. Schmid and Martin D. Hull each filed a Form 4 on September 1, 2020 disclosing the vesting of restricted stock and tendering of shares to cover tax withholding obligations in connection with such vesting on August 19, 2020;
●	Gerard L Conway, Jr. filed a Form 4 on September 1, 2020 disclosing the vesting of restricted stock and tendering of shares to cover tax withholding obligations in connection with such vesting on August 19, 2020 and the sale of shares pursuant to a pre-established 10b5-1 trading plan on August 27, 2020; and
●	Lucas P. Schneider filed a Form 4 on May 13, 2021 disclosing the sale of shares pursuant to a pre-established 10b5-1 trading plan on July 1, 2020 and October 1, 2020.

Code of Conduct

We have adopted a code of conduct applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.  Our code of conduct is a “code of ethics” as defined in Item 406(b) of Regulation S-K and embodies our principles and practices relating to the ethical conduct of our business and our long-standing commitment to honesty, fair dealing and full compliance with all laws affecting our business.  In the event that we amend or waive certain provisions of our code of conduct in a manner that requires disclosure under applicable rules, we intend to provide such required disclosure on our website in accordance with applicable SEC and NASDAQ Rules.  Our code of ethics is available on our website at www.plugpower.com under Investor Relations. Our website is not incorporated into or a part of this Annual Report on Form 10-K.

Corporate Governance Guidelines

We have adopted corporate governance guidelines that serve as a flexible framework within which our Board of Directors and its committees operate. These guidelines cover a number of areas including Board membership criteria and director qualifications, director responsibilities, Board structure, Board member access to management and independent advisors, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines published on the “Investors” section of the Company’s website at www.plugpower.com.  Our website is not incorporated into or a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) discusses our compensation policies and determinations that apply to our named executive officers. When we refer to our “named executive officers” we are referring to the following individuals:

●	Andrew J. Marsh, our President and Chief Executive Officer and a Director;
●	Paul B. Middleton, our Chief Financial Officer and Senior Vice President;
●	Sanjay K. Shrestha, our Chief Strategy Officer;
●	Keith C. Schmid, our Chief Operating Officer and Senior Vice President; and
●	Jose Luis Crespo, our Vice President-Global Sales.

While the discussion in the CD&A is focused on our named executive officers, many of our executive compensation programs apply broadly across our executive ranks. The following discussion should be read together with the compensation tables and related disclosures set forth below.

Executive Summary

Our Response to the Covid-19 Pandemic

Like all companies, Plug Power was impacted by the Covid-19 pandemic. We rose to the challenge and our response is reflective of our culture and our commitment to our employees, to our customers and to society. Below are a few highlights:

●	We prioritized the health and wellbeing of our employees and their families while continuing to deliver for our customers.
●	As restrictions and shutdowns were announced in countries around the world, we implemented new and imaginative ways for our employees to work at our facilities and remotely.
●	We enabled our employees to remain focused on delivering for our customers by providing personal and financial “peace of mind” by assuring job security and not implementing salary reductions or furloughs.

●	Our world-class engineers built ventilator prototypes to address the severe country-wide shortages.
●	We deployed members of our engineering, manufacturing and logistics teams to design and 3D print thousands of face shields that were donated to healthcare facilities and communities.

●	Our resourceful buyers sourced and coordinated personal protective equipment (PPE) distribution to hospitals.

●	We facilitated the critical delivery operations of our customers providing essential services in the food, retail and cleaning supplies industries.
●	We engaged in corporate philanthropy by making donations to several charitable organizations, including The United Way and The No Neighbor Hungry Campaign.

The Covid-19 pandemic has highlighted the importance of innovative technology-driven solutions and imaginative human capital management to address an unprecedented crisis; it has also revealed just how interconnected we are as a society. We are proud of our Company’s response, and we are grateful for the extraordinary contribution of our employees to the success of Plug Power.

2020 Business and Strategic Highlights

2020 was an exceptional year for the Company.  The Company successfully executed on its strategic growth pillars to reach significant milestones during 2020.  2020 results include the following achievements that impacted executive compensation:

●	Strong financial performance with a record year in gross billings.
●	Deployed more than 9,800 fuel cell units powering electric vehicles in 2020 and built over 27 hydrogen stations.
●	Raised approximately $1.5 billion in proceeds from equity and debt offerings in 2020, including executing the first ever convertible green bond offering in the United States as well as the largest follow-on offering in the clean energy sector.
●	Ended the year with a strong balance sheet with over $1.6 billion in cash to execute on its global growth strategy and objectives.
●	Completed the strategic acquisitions of United Hydrogen Group, Inc. and Giner ELX, Inc., positioning the Company as a fully vertically green hydrogen generation company.
●	Announced strategic partnerships with Brookfield Energy, Apex Clean Energy and ACCIONA to source renewable electricity and build liquid green hydrogen plants.
●	Continued to make strides within the Company’s fuel cell system business across its target markets and drove further adoption in core material handling, on-road and stationary power markets, adding a fourth pedestal customer, an automotive manufacturer with over 50 plants worldwide, within its core market of material handling and selecting a site for its gigafactory to drive scale.
●	Released multiple new ProGen engine models, including the 125kW (on and off-road applications) and 1kW (robotics and drone applications) units.
●	Continued to make progress with the Company’s partner, Lightning Systems, to build “middle-mile” delivery vehicles, producing the first electric, fuel cell-powered class-6 truck.
●	Signed a memorandum of understanding with Linde to deploy pilot class-6 and class-8 vehicles on road in 2021.
●	Collaborated with Gaussin to bring a commercial suite of ProGen-powered Gaussin transportation vehicles to market in 2021 as a solution to decarbonize the logistics ecosystem.
●	Released the GenSure HP product designed for large-scale back-up power applications, including data centers, energy storage systems and microgrids, including manufacturing production of the GenSure HP product line commencing in December of 2020.

In addition, the Company made significant progress in solidifying its global leadership position in green hydrogen solutions by executing term sheets for a joint venture in France with Groupe Renault, a top automotive player, and a joint venture in Asia with a subsidiary of SK Holdings to bring hydrogen solutions to Korea, China and Vietnam, which joint ventures were announced in January 2021.

Stockholder Value Creation

Below is a line graph comparing the percentage change in the cumulative total return of the Company’s common stock, based on the market price of the Company’s common stock, with the total return of companies included within the NASDAQ Clean Edge Green Energy Index (CELS) and the companies included within the Russell 2000 Index (RUT) for the period commencing December 31, 2015 and ending December 31, 2020. The calculation of the cumulative total return assumes a $100 investment in the Company’s common stock, the NASDAQ Clean Edge Green Energy Index (CELS) and the Russell 2000 Index (RUT) Index on December 31, 2015 and the reinvestment of all dividends, if any.

Index	2015	2016	2017	2018	2019	2020
Plug Power Inc.	$100.00	$56.87	$111.85	$58.77	$149.76	$1,607.11
NASDAQ Clean Edge Green Energy Index	$100.00	$96.38	$126.05	$109.45	$152.61	$434.93
Russell 2000 Index	$100.00	$119.48	$135.18	$118.72	$146.15	$173.86

●	The graph above and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
●	The stock price performance shown on the graph is not necessarily indicative of future price performance.
●	Assuming the investment of $100 on December 31, 2015 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company’s common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Executive Compensation Program

Our goal is to retain and attract experienced and talented executive officers and to motivate them to achieve our short-term and long-term financial, operational and strategic objectives that produce and promote stockholder value. To achieve this goal, we strongly emphasize a culture of pay for performance in order to provide incentives and accountability for our executive officers in working toward the achievement of our objectives. Accordingly, we have designed our incentive compensation programs with the goal of ensuring that actual pay varies above or below targeted compensation opportunity based on achievement of challenging performance goals and demonstration of meaningful individual commitment and contribution.

Base salary reflects received base salary in fiscal 2020.

Key elements of our compensation programs include the following:

Compensation Element	Purpose	Features
Base salary	To attract and retain experienced and highly skilled executives.	Fixed component of pay to provide financial stability, based on responsibilities, experience, individual contributions and peer company data.
Annual cash incentive bonuses	To promote and reward the achievement of key short-term strategic and business goals of the Company as well as individual performance; to motivate and attract executives.

Variable component of pay based on annual corporate quantitative and qualitative goals.

Importantly, although performance goals were established prior to the onset of the Covid-19 pandemic, the Compensation Committee did not reduce the goals in response to the pandemic.

Long-term equity incentive compensation

To encourage executives and other employees to focus on long-term Company performance; to drive long-term stockholder value; to promote retention; to reward outstanding Company and individual performance.

Typically subject to multi-year vesting based on continued service and are primarily in the form of stock options, premium priced stock options and restricted stock, the value of which depends on the performance of our common stock price, in order to align employee interests with those of our stockholders over the longer-term.

Executive Compensation Practices

The Compensation Committee reviews on an ongoing basis the Company’s executive compensation program to evaluate whether it supports the Company’s executive compensation objectives and is aligned with stockholder interests. Our executive compensation practices include the following, each of which the Compensation Committee believes reinforces our executive compensation objectives:

What We Do	What We Don’t Do

✓ Pay for performance by structuring a significant percentage of target annual compensation in the form of variable, at-risk compensation

✓Market comparison of executive compensation against a relevant peer group

✓Offer market-competitive benefits for executives that are consistent with the rest of our employees

✓Consult with an independent compensation consultant on compensation levels and practices

✓Maintain robust stock ownership guidelines

✓Have a clawback policy that applies to cash and equity incentive compensation

✓Hold an annual say-on-pay vote

✓Have a minimum vesting period of one year for equity awards, subject to certain limited exceptions

× Allow hedging of equity without preapproval

× Allow for re-pricing of stock options without stockholder approval

× Provide excessive perquisites

× Provide supplemental executive retirement plans

× Provide any excise tax gross-ups

× Provide single-trigger severance arrangements

Setting Executive Compensation

The Compensation Committee is responsible for reviewing, and recommending to the Board for approval, the compensation of our executive officers, including our named executive officers. The Compensation Committee is composed entirely of non-employee directors who are “independent” as that term is defined in the applicable NASDAQ Rules. In making its recommendations regarding executive compensation, our Compensation Committee annually reviews the performance of our executives with our Chief Executive Officer, and our Chief Executive Officer makes recommendations to our Compensation Committee with respect to the appropriate base salary, annual incentive bonuses and performance measures, and grants of long-term equity incentive awards for each of our executives other than himself. The Chairman of the Compensation Committee makes recommendations to the Compensation Committee with respect to the Chief Executive Officer’s compensation. The Compensation Committee makes its determination regarding executive compensation and then makes a recommendation to the Board for approval. The Board discusses the Compensation Committee’s recommendations and ultimately approves the compensation of the executive officers.

In setting executive base salaries and annual cash bonuses and granting equity incentive awards, the Compensation Committee and the Board consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short and long-term results that are in the best interests of our stockholders, and a long-term commitment to our Company.

Independent Compensation Consultant

For purposes of evaluating 2020 compensation for each of our named executive officers and making 2020 compensation decisions, our Compensation Committee retained Radford as its independent compensation consultant. Radford has not performed services for the Company other than consulting services related to the compensation and benefits of our executives and directors. Radford assisted the Compensation Committee in the development of a compensation peer group and provided their market analysis of the various components of compensation for the named executive officer positions, including base salary, annual cash bonus and equity compensation.

Our Compensation Committee has analyzed whether the work of Radford raised any conflict of interest, taking into account relevant factors in accordance with SEC guidelines.  Based on its analysis, our Compensation Committee determined that the engagement of Radford does not create any conflict of interest pursuant to the SEC guidelines and NASDAQ Rules.

Peer Group Selection and Market Data

In evaluating the total compensation of our named executive officers, our Compensation Committee, using information provided by Radford, established a peer group of publicly traded companies.  Developing a compensation peer group for the Company for compensation comparison purposes is challenging because there are few pure fuel cell peer companies that are publicly-traded, stand-alone, U.S.-based and size-appropriate.  Nonetheless, we strive to establish a peer group that provides appropriate compensation data for evaluating the competitiveness of our compensation program and we believe that the mix of companies in the technology and fuel cell industries that comprise our compensation peer group provides appropriate reference points for compensation and performance comparisons. However, the companies in our peer group have historically differed from the companies used as peers by some proxy advisory firms. These differences in the composition of compensation peer groups can result in substantial differences in how such firms view our compensation relative to our peers.

Our 2020 peer group was selected based on a balance of the following criteria:

●	size-appropriate companies that operate in similar industries;
●	companies against which we believe we compete for executive talent; and
●	public companies based in the United States whose compensation and financial data are available in proxy statements or through widely available compensation surveys.

It is important to note that while any one individual peer company will not be fully reflective of Plug Power’s size, business model and industry, the peer group, as a whole, aims to reasonably represent Plug Power’s  competitive market for executive talent, business characteristics, and business stage.

Based on these criteria, our peer group for 2020, as approved by our Compensation Committee, was comprised of the following 22 companies:

2020 Peer Group
Acacia Communications, Inc.	Cree, Inc.	Power Integrations, Inc.
AeroVironment, Inc.	FuelCell Energy, Inc.	Rogers Corp.
Ambarella, Inc.	Inphi Corporation	Semtech Corp.
Ballard Power Systems Inc.	Lattice Semiconductor Corp.	Silicon Laboratories, Inc.
Bloom Energy Corp.	MACOM Technology Solutions Holdings, Inc.	SolarEdge Technologies, Inc.
Brooks Automation, Inc.	MaxLinear, Inc.	Sunrun, Inc.
Canadian Solar Inc.	Mercury Systems, Inc.
Chart Industries, Inc.	NetScout Systems, Inc.

Based on data compiled by Radford at the time of the peer group review, our revenues and market capitalization margin were at the 12th and 49th percentiles, respectively, in relation to the peer group.

As an additional reference, our Compensation Committee also uses data from the Radford Global Technology executive compensation survey (the “Radford Survey”) to evaluate the competitive market generally when formulating its recommendation for the total direct compensation packages for our executive officers. The Radford Survey provides compensation market intelligence and is widely used within the technology industry.

Due to the nature of our business, we also compete for executive talent with companies outside our peer group, including public companies that are larger and more established than we are or that possess greater resources than we do, and with smaller private companies that may be able to offer greater compensation potential.

In setting compensation, the Compensation Committee considers each executive’s level and job performance, his duties and responsibilities at the Company compared to the duties and responsibilities of executive officers in similar positions at the peer group companies and in the survey data, other circumstances unique to the Company, and evaluates whether the compensation elements and levels provided to our executives are generally appropriate relative to their responsibilities at the Company and compensation elements and levels provided to their counterparts in the peer group or within survey data. The Compensation Committee considers both objective and subjective criteria to evaluate Company and individual performance, which allows it to exercise informed judgment and not rely solely on rigid benchmarks. Accordingly, the Compensation Committee does not formulaically tie compensation decisions to any particular percentile level of total compensation paid to executives at the peer group companies or survey data.

Looking ahead to 2021 − Our peer group for 2021, as approved by our Compensation Committee, is comprised of the following 22 companies:

2021 Peer Group
AeroVironment, Inc.	FuelCell Energy, Inc.	Rogers Corp.
Ambarella International, L.P.	Generac Holdings Inc.	Semtech Corp.
Ballard Power Systems, Inc.	Inphi Corp.	Silicon Laboratories, Inc.
Bloom Energy Corp.	Lattice Semiconductor Corp.	SolarEdge Technologies, Inc.
Brooks Automation, Inc.	MACOM Technology Solutions Holdings, Inc.	SunPower Corp.
Chart Industries, Inc.	MaxLinear, Inc.	Sunrun Inc.
Cree, Inc.	Monolithic Power Systems, Inc.
Enphase Energy, Inc.	Power Integrations, Inc.

Our revenues and market capitalization margin were at the 23rd and 100th percentiles, respectively, in relation to the peer group.

Role of Stockholder Say-on-Pay

We pay careful attention to any feedback we receive from our stockholders about our executive compensation program. At our 2020 Annual Meeting of Stockholders, we conducted our annual non-binding, advisory vote on the compensation of our named executive officers, commonly referred to as a “say-on-pay” vote, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Approximately 81% of the votes cast by stockholders on this proposal were cast in support of the compensation paid to our named executive officers. Although the results of the say-on-pay vote are advisory and not binding on the Company, the Board or the Compensation Committee, we value the opinions of our stockholders and take the results of the say-on-pay vote into account when making decisions regarding the compensation of our named executive officers.

Our Executive Compensation Program

The primary components of our executive compensation program are base salary, annual cash incentive bonuses and long-term equity incentive compensation. Consistent with the emphasis we place on pay-for-performance, annual performance-based bonuses and long-term equity incentive compensation in the form of stock options, premium priced stock options and restricted stock constitute a significant portion of our total executive compensation.

Within the context of the overall objectives of our compensation programs, our Compensation Committee and Board of Directors determined the specific amounts of compensation to be paid to each of our executives in 2020 based on a number of factors, including:

●	Our executives’ and Company performance during 2020 in general and as measured against pre-established performance goals;
●	The nature, scope and level of our executives’ responsibilities;
●	Our executives’ effectiveness in leading the Company’s initiatives to increase customer and stockholder value, productivity and revenue growth;
●	The individual experience and skills of, and expected contributions from, our executives;
●	Our executive’s contribution to the Company’s commitment to corporate responsibility, including our executive’s success in creating a culture of unyielding integrity and compliance with applicable law and the Company’s ethics policies;
●	The amounts of compensation being paid to our other executives;
●	Our executives’ contribution to our business performance and financial results;
●	Our executives’ historical compensation at our Company; and
●	Any contractual commitments we have made to our executives regarding compensation.

Each of the primary elements of our executive compensation is discussed in detail below and the compensation paid to our named executive officers in 2020 is discussed under each element. In the descriptions below, we have identified particular compensation objectives which we have designed our executive compensation programs to serve; however, we have designed our compensation programs to complement each other and to collectively serve all of our executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation, each element to a greater or lesser extent serves each of our objectives.

Base Salary

Base salaries are the smallest component of each executive officer’s total direct compensation and represent a fixed amount paid to each executive for performing his or her normal duties and responsibilities. Our executives’ base salaries reflect the initial base salaries that we negotiated with each of our executives at the time of his initial employment or promotion and our subsequent adjustments to these amounts to reflect market increases, the growth and stage of development of our Company, our executives’ performance and increased experience, any changes in our executives’ roles and responsibilities, and other factors. The following table sets forth the annual base salaries for our named executive officers for each of 2019 and 2020, as well as the percentage increase year-over-year. Consistent with our pay-for-performance philosophy, the increases are merit based in recognition of strong performance and contribution:

Name	2019 Base Salary ($)	2020 Base Salary ($)(1)	Increase (%)
Andrew J. Marsh	600,000	676,442	12.7%	● Mr. Marsh’s last salary increase was in 2014
Paul B. Middleton	375,000	387,188	3.3%	● Mr. Middleton’s last salary increase was in 2014
Sanjay K. Shrestha	306,538	338,222	10.3%	● Mr. Shrestha’s first salary increase since hire in 2019 to reflect additional responsibilities in connection with leadership of our Energy Solutions Business
Keith C. Schmid	391,000	393,317	2.5%	● Mr. Schmid’s last salary increase was in 2015
Jose Luis Crespo	220,000	227,692	3.5%	● Mr. Crespo’s last salary increase was in 2014

(1)	The reported amounts reflect the effective annual base salaries for 2020 which are a composite of (a) base salaries in effect from January 1, 2020 to September 28, 2020, which were as follows: Andrew J. Marsh – $651,923; Paul B. Middleton – $386,250; Sanjay K. Shrestha – $325,962; Keith C. Schmid – $391,000; and Jose Luis Crespo – $226,922 and (b) base salary increases in effect from September 29, 2020 through December 31, 2020, which were as follows: Andrew J. Marsh – $750,000; Paul B. Middleton – $390,000; Sanjay K. Shrestha – $375,000; Keith C. Schmid – $400,000; and Jose Luis Crespo – $230,000.

Annual Cash Incentive Bonuses

Our named executive officers are eligible to receive annual cash incentive bonuses based on our pay-for-performance incentive compensation program. Annual bonuses for 2020 were based upon Company performance as measured against pre-established performance goals, including financial measures, achievement of strategic objectives, and other factors as described in more detail below. The primary objective of this program is to motivate and reward our named executive officers for meeting Company performance goals that drive the long-term success of our business.

At the beginning of the year (and prior to the onset of the pandemic), the Compensation Committee and the Board established threshold, target and stretch attainment levels for each of our named executive officers based on a percentage of his base salary. The threshold level for each performance goal is considered reasonably difficult for the executive to attain, and our expectation for baseline performance before any bonus will be paid. The target attainment level is considered challenging for the executive to attain, and the executive would need to exceed expectations to achieve this level. The stretch attainment level is considered exceptionally challenging for the executive to attain, and the executive would need to significantly outperform to achieve this level. The table below sets forth, for each named executive officer, the threshold, target and stretch annual bonus opportunity, both as a percentage of the named executive officer’s year-end base salary and in dollars.

Name	2020 Threshold Annual Bonus (%)	2020 Threshold Annual Bonus ($)	2020 Target Annual Bonus (% )	2020 Target Annual Bonus ($)	2020 Stretch Annual Bonus (% )	2020 Stretch Annual Bonus ($)
Andrew J. Marsh	65%	487,500	100%	750,000	135%	1,012,500
Paul B. Middleton	65%	253,500	100%	390,000	135%	526,500
Sanjay K. Shrestha	65%	243,750	100%	375,000	135%	506,250
Keith C. Schmid	65%	260,000	100%	400,000	135%	540,000
Jose Luis Crespo	100%	230,000	200%	460,000	400%	920,000

At the beginning of each year the Compensation Committee and the Board select performance metrics and approve Company performance goals. The 2020 metrics and goals were established prior to the onset of the Covid-19 pandemic; however, notwithstanding the potential business disruption that was expected as a result of the pandemic, the goals were not decreased to address the pandemic. The actual amounts of annual incentive bonuses for 2020 were determined based on achievement of these pre-established corporate objectives. The 2020 Company goals approved by our Board and Compensation Committee, the relative weightings assigned to each goal at the beginning of the year, and the performance against these Company goals for 2020 are set forth below.

2020 Annual Incentive Goals	Relative Weighting	Actual Achievement for 2020 (as a % of target)	Weighted Performance
Gross Billings Threshold: $230 Million Target: $310 Million Stretch: $341 Million	35%	126%	44%
Adjusted Operating EBITDA Threshold: $27 Million Target: $36 Million Stretch: $48.5 Million	35%	108%	38%
Key Strategic Initiatives Threshold: Three Target: Four Stretch: Five	30%	135%	40.5%
2020 Company Goal Achievement	100%		122.5%

●	Gross Billings. Gross billings is a measure of topline performance and is based on the invoice value of equipment deployed and services rendered. Invoice value of equipment is measured on a relative basis using cash value within contracts with customers and it is attributed to the period in which the equipment is deployed. To that amount, the Company adds the invoice value for services rendered in the period. These services include fuel provided, extended warranty contracts serviced, and power provided under PPAs. The significant estimates and assumptions underlying gross billings include the allocation of revenue, excluding the provision for warrants, based on relative stand-alone selling prices used in the Company’s GAAP revenue numbers.

●	Adjusted Operating EBITDA. Adjusted Operating EBITDA is a measure of operating performance based on operating income (loss), plus stock-based compensation, plus depreciation and amortization, plus right-of-use asset depreciation and interest associated with PPA financings, plus costs associated with acquisitions, restructuring and other charges.

●	Rationale for Metric Adjustments. In measuring Gross Billings and Adjusted Operating EBITDA for purposes of our annual cash incentive plan, the Compensation Committee focuses on the fundamentals of the underlying business performance and adjusts for items that are not indicative of core performance. The purpose of these adjustments is to ensure that the measurement of performance reflects factors that management can directly control and that payout levels are not artificially inflated or impaired by factors unrelated to the core operation of the business. Accordingly, the calculation of these metrics for compensatory purposes may differ from the calculation for external financial reporting purposes.

After completion of the fiscal year, initially the Chief Executive Officer and other members of management, as appropriate, make a recommendation to the Compensation Committee for each executive’s bonus amount based the level of attainment of each of the Company goals (with the exception of the Chief Executive Officer himself whose level of attainment is evaluated by the Compensation Committee directly).

The Compensation Committee determined the 2020 annual cash incentive awards for the named executive officers using the following framework:

Base

Salary

 Target

Percentage

 70% Financial Performance
Payout: 0 - 135%

 30% Key Strategic Initiatives

Payout: 0 - 135%

Extraordinary Personal Contribution

Overall Payout Cap of 200%

●	2020 Financial Performance Achievement. The financial performance was formulaically calculated and earned at 117% of target.

●	2020 Key Strategic Initiatives. The Compensation Committee determined that five of the six pre-established strategic initiatives were achieved, resulting in achievement at 135% of target. The five strategic initiatives achieved in 2020 were:

-	New multi-site customer in material handling
-	Commencing development of the Rochester Innovation Center
-	Launching large scale green hydrogen platform
-	Establishing pilot program with three large fuel cell electric vehicles’ customers
-	Establishing a strategic relationship with a large original equipment manufacturer/fuel provider

●	2020 Personal Contribution. While the financial and strategic achievements noted above are impressive, it is even more so given that it was accomplished in the face of the uncertainty and business disruption caused by the Covid-19 pandemic. In addition to driving the business forward with numerous other successful initiatives (see discussion under Executive Summary - 2020 Business and Strategic Highlights), the management team worked tirelessly to ensure that the Company addressed the special needs of our employees, our customers and our communities during this period. After discussion and consideration, the Compensation Committee determined that it would be appropriate to recognize and reward the named executive officers for their extraordinary contribution during 2020.

The Board, after review and discussion and recommendation from the Compensation Committee, determined the final level of attainment for each of the performance goals and the amount of each executive’s annual incentive bonus. The actual cash incentive bonus amounts paid to our named executive officers with respect to performance in 2020 as well as the actual cash incentive bonus amounts as a percentage of target are set forth in the table below. In addition, as all our employees participated in the same annual bonus program as the named executive officers, all employees similarly earned a 200% bonus payout in recognition of their extraordinary contributions during 2020.

Name	2020 Target Bonus ($)	2020 Financial/ Strategic Performance Achievement (%)	2020 Recognition for Personal Contribution (%)	2020 Actual Bonus Payment ($)	2020 Bonus Payment (% of 2020 Target Bonus Opportunity)
Andrew J. Marsh	750,000	122.5%	77.5%	1,500,000	200%
Paul B. Middleton	390,000	122.5%	77.5%	780,000	200%
Sanjay K. Shrestha	375,000	122.5%	77.5%	750,000	200%
Keith C. Schmid	400,000	122.5%	77.5%	800,000	200%
Jose Luis Crespo	460,000	122.5%	77.5%	920,000	200%

Long-Term Equity Incentive Compensation

Historically, we have granted long-term equity incentive awards in the form of stock options and restricted stock to executives as part of our total compensation package. In 2020, we chose to use a combination of stock options, premium priced stock options, and restricted stock.  Consistent with our emphasis on pay-for-performance, these awards represent a significant portion of total executive compensation. Based on the stage of our Company’s development and the incentives we aim to provide to our executives, we have chosen to use either stock options or a combination of stock options and restricted stock for our long-term equity incentive awards. Our decisions regarding the amount and type of long-term equity incentive compensation and relative weighting of these awards among total executive compensation are based on our understanding of market practices of similarly situated companies and our negotiations with our executives in connection with their initial employment or promotion by our Company.

Stock option awards and premium priced stock option awards provide our executive officers with the right to purchase shares of Common Stock at a fixed exercise price typically for a period of up to ten years. Stock options generally vest over three years, beginning with one-third vesting on the first anniversary of the grant date, one-third vesting on the second anniversary of the grant date and the final one-third vesting on the third anniversary of the grant date, subject to continued service to the Company and acceleration in certain circumstances. Stock option awards are made pursuant to our Third Amended and Restated 2011 Stock Option and Incentive Plan (the “2011 Plan”). Except as may otherwise be provided in the applicable stock option award agreement, stock option awards become fully exercisable upon a “change of control” (as defined in the 2011 Plan). The exercise price of each stock option is equal to, or, in the case of premium priced stock options, in excess of, the closing price of Common Stock on the NASDAQ Capital Market as of the option grant date.

Restricted stock awards provide our executive officers with a long-term incentive alternative to the stock option awards. Restricted stock awards generally vest in equal annual installments over three years from the date of grant, subject to continued employment with the Company.

We consider a number of factors in determining the number of shares subject to stock options and the number of shares of restricted stock, if any, to grant to our executives, including:

●	the number of shares subject to, and exercise price of, outstanding options, both vested and unvested, held by our named executive officers and the number of shares subject to unvested restricted stock awards held by our named executive officers;
●	the vesting schedule of the unvested stock options and restricted stock awards held by our named executive officers; and
●	the amount and percentage of our total equity held by our named executive officers.

The table below sets forth information regarding stock options and premium priced stock options (reflecting a 17.5% premium above the grant date exercise price) granted to our named executive officers in 2020:

Name	Number of Shares Subject to Premium Priced Stock Options (#)	Exercise Price Per Share of 17.5% Premium Priced Stock Options ($)	Number of Shares Subject to Non-Premium Priced Stock Options) (#)	Exercise Price Per Share of Non-Premium Priced Stock Options ($)
Andrew J. Marsh	275,000	15.51	275,000	13.20
Paul B. Middleton	100,000	15.51	100,000	13.20
Sanjay K. Shrestha	112,500	15.51	112,500	13.20
Keith C. Schmid	100,000	15.51	100,000	13.20
Jose Luis Crespo	−	−	175,000	13.20

The table below sets forth information regarding restricted stock awards granted to our named executive officers in 2020:

Name	Number of Restricted Shares (#)
Andrew J. Marsh	550,000
Paul B. Middleton	200,000
Sanjay K. Shrestha	225,000
Keith C. Schmid	200,000
Jose Luis Crespo	175,000

Broad-Based Benefits

All full-time employees, including our named executive officers, are eligible to participate in our health and welfare benefit programs, including medical, dental, and vision care coverage, disability insurance and life insurance, and our 401(k) plan on the same basis as other employees.

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites to our named executive officers, except in situations where we believe it is appropriate to assist an individual in the performance of his duties, to make him more efficient and effective, and for recruitment and retention purposes.

Employment Agreements

The named executive officers are subject to employment agreements that provide for severance benefits upon certain qualifying terminations of employment with the Company. The Compensation Committee considers these severance benefits to be an important part of the executive compensation program and consistent with competitive market practice. Consistent with market practices, the employment agreements do not include change in control-related tax gross-ups. Additional information regarding the employment arrangements with each of our named executive officers, including a quantification of benefits that would have been received by each named executive officer had his employment terminated on December 31, 2020, is provided under “Employment Agreements” and “Potential Payments upon Termination or Change in Control.”

Relationship of Executive Compensation to Risk

The Compensation Committee considers whether the design of the Company’s executive compensation program encourages senior executives to engage in excessive risk-taking. The Compensation Committee reviews the overall program design, as well as the balance between short-term and long-term compensation, the metrics used to measure performance and the award opportunity under the Company’s incentive compensation program, and the implementation of other administrative features designed to mitigate risk such as vesting requirements, stock ownership guidelines and our clawback policy, each as described in this Compensation Discussion and Analysis. Based on its review, the Compensation Committee believes that the Company’s executive compensation program is aligned to the interests of stockholders, appropriately rewards pay for performance, and does not promote unnecessary or excessive risk.

Stock Ownership Guidelines

The Board has adopted stock ownership guidelines for executives, including our named executive officers, and these guidelines are also considered when granting long-term equity incentive awards to executives. The ownership guidelines provide a target level of Company equity holdings with which named executive officers are expected to comply within five (5) years or the date the individual is first appointed as an executive. The target stock holdings are determined as a multiple of the named executive officer’s base salary (5x for the Chief Executive Officer and 3x for the other named executive officers) and then converted to a fixed number of shares using a 200-day average stock price. The following shares are included in determining compliance with the stock ownership guidelines: (i) shares owned outright by the executive or his immediate family members residing in the same household; (ii) shares held in the Plug Power Inc. Savings and Retirement Plan; (iii) restricted stock issued as part of an executive’s annual or other bonus (whether or not vested); (iv) shares acquired upon the exercise of employee stock options; (v) shares underlying unexercised employee stock options times a factor of 33%; and (vi) shares held in trust. The named executive officers who are required to be in compliance with the stock ownership guidelines are in compliance.

Prohibition Against Hedging

The Company maintains an internal “Insider Trading Policy” that is applicable to our executive officers and directors. Among other things, the policy prohibits any employee of the Company (including directors or executive officers) from (i) engaging in short sales of the Company’s securities and from trading in puts, calls or options in respect of the Company’s securities, (ii) buying or selling puts, calls or other derivative securities of the Company or engaging in any other hedging transactions with respect to the Company’s securities or (iii) purchasing any securities of the Company with money borrowed from a bank, brokerage firm or other person for the purchase of purchasing securities or using the Company’s securities as collateral in a margin account.

Clawback Policy

In March 2019, our Compensation Committee and Board of Directors adopted a Policy for Recoupment of Incentive Compensation that covers incentive compensation paid to our executive officers who are subject to the reporting requirements of Section 16 of the Exchange Act. The policy provides that if we are required to prepare an accounting restatement due to our material non-compliance with any financial reporting requirement and/or intentional misconduct by a covered executive, our Compensation Committee may require the covered executive to repay to us any excess compensation received by the covered executive during the covered period. For purposes of this policy, excess compensation means any annual cash bonus and long-term equity incentive compensation received by a covered executive during the three-year period preceding the publication of the restated financial statement that the Compensation Committee determines was in excess of the amount that such covered executive would have received had such annual cash bonus and long-term equity incentive compensation been calculated based on the financial results reported in the restated financial statement.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Generally, Section 162(m) of the Code disallows a federal income tax deduction for public corporations of remuneration in excess of $1 million paid in any fiscal year to certain specified executive officers. For taxable years beginning before January 1, 2018 (i) these executive officers consisted of a public corporation’s principal executive officer and up to three other executive officers (other than the principal financial officer) whose compensation is required to be disclosed to stockholders under the Exchange Act, because they are the corporation’s most highly-compensated executive officers and (ii) qualifying “performance-based compensation” was not subject to this deduction limit if specified requirements were met.

Pursuant to the Tax Cuts and Jobs Act of 2017, for taxable years beginning after December 31, 2017, the remuneration of a public corporation’s principal financial officer is also subject to the deduction limit. In addition, subject to certain transition rules (which apply to remuneration provided pursuant to written binding contracts which were in effect on November 2, 2017 and which are not subsequently materially modified), for taxable years beginning after December 31, 2017, the exemption from the deduction limit for “performance-based compensation” is no longer available. Consequently, for fiscal years beginning after December 31, 2017, all remuneration in excess of $1 million paid to a specified executive will not be deductible.

In designing our executive compensation program and determining the compensation of our executive officers, including our named executive officers, the Compensation Committee considers a variety of factors, including the potential impact of the Section 162(m) deduction limit. However, the Compensation Committee will not necessarily limit executive compensation to that which is or may be deductible under Section 162(m) of the Code. The Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its compensation goals. The Compensation Committee believes that our stockholders’ interests are best served if its discretion and flexibility in awarding compensation is not restricted, even though some compensation awards may result in non-deductible compensation expense.

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceed certain prescribed limits, and that the Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We have not agreed to provide any executive officer, including any named executive officers, or director with a “gross-up” or other reimbursement payment for any tax liability that the executive officer or director might owe as a result of the application of Sections 280G or 4999 of the Code.

Section 409A of the Internal Revenue Code

Section 409A of the Code imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A of the Code. Although we do not maintain a nonqualified deferred compensation plan, Section 409A of the Code may apply to certain severance arrangements, bonus arrangements and equity awards. We aim to structure all our severance arrangements, bonus arrangements and equity awards in a manner to either avoid the application of Section 409A or, to the extent doing so is not possible, to comply with the applicable requirements of Section 409A of the Code.

Accounting for Stock-Based Compensation

We follow FASB ASC Topic 718 for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and non-employee members of our Board, including options to purchase shares of our Common Stock and other stock awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from their awards.

Compensation Committee Report

The following Report of the Compensation Committee of the Board of Directors will not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any of the Company’s filings under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and will not otherwise be deemed filed under such Acts.

The Compensation Committee reviews and evaluates individual executive officers and recommends or determines the compensation for each executive officer. The Compensation Committee also oversees management’s decisions concerning the performance and compensation of other Company officers, administers the Company’s incentive compensation and other stock-based plans, evaluates the effectiveness of its overall compensation programs, including oversight of the Company’s benefit, perquisite and employee equity programs, and reviews the Company’s management succession plans. A more complete description of the Compensation Committee’s functions is set forth in the Compensation Committee’s charter which is published on the “Investors” section of the Company’s website at www.plugpower.com. Each member of the Compensation Committee is an independent director as defined in the NASDAQ Rules.

In general, the Board and the Compensation Committee design compensation to attract, retain and motivate a superior executive team, reward individual performance, relate compensation to Company goals and objectives and align the interests of the executive officers with those of the Company’s stockholders. The Board and the Compensation Committee rely upon their judgment about each individual—and not on rigid guidelines or formulas, or short-term changes in business performance—in determining the amount and mix of compensation elements for each senior executive officer. Key factors affecting such judgments include: the executive’s performance compared to the goals and objectives established for the executive at the beginning of the year; the nature, scope and level of the executive’s responsibilities; the executive’s contribution to the Company’s financial results; the executive’s effectiveness in leading the Company’s initiatives to increase customer value, productivity and revenue growth; and the executive’s contribution to the Company’s commitment to corporate responsibility, including the executive’s success in creating a culture of unyielding integrity and compliance with applicable law and the Company’s ethics policies.

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the Company’s Proxy Statement relating to the Company’s 2021 annual meeting of stockholders. This report on executive compensation is provided by the undersigned members of the Compensation Committee of the Board of Directors.

Gary K. Willis (Chairman)

George C. McNamee

Johannes M. Roth

2020 Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by and paid during the fiscal years indicated for each of our named executive:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)	Total ($)
Andrew J. MarshPresident, Chief Executive Officer and Director	2020	676,442	581,250	7,260,000	4,178,075(5)	918,750	15,555(6)(7)	13,630,072
	2019	600,000	-	1,449,500	999,700(8)	631,200	15,170	3,695,570
	2018	600,000	-	980,000	775,000	300,000	14,920	2,669,920
Paul B. MiddletonChief Financial Officer and Senior Vice President	2020	387,188	302,250	2,640,000	1,519,300(9)	477,750	15,555(6)(7)	5,342,043
	2019	375,000	-	557,500	384,500(10)	394,500	15,170	1,726,670
	2018	375,000	-	392,000	310,000	187,500	14,920	1,279,420
Sanjay K. Shrestha Chief Strategy Officer	2020	338,222	290,625	2,970,000	1,709,213(11)	459,375	15,361(6)(12)	5,782,796
	2019(13)	306,538	-	346,500	249,150	300,000	9,033	1,211,221
Keith C. SchmidChief Operating Officer and Senior Vice President	2020	393,317	310,000	2,640,000	1,519,300(9)	490,000	15,555(6)(7)	5,368,172
	2019	391,000	-	557,500	384,500(10)	411,332	15,170	1,759,502
	2018	391,000	-	490,000	387,500	195,500	14,920	1,478,920
Jose Luis CrespoVice President-Global Sales	2020	227,692	356,501	2,310,000	1,368,150	563,500	15,026(6)(14)	4,840,869
	2019	220,000	-	446,000	307,600(5)	505,340	14,668	1,493,608
	2018	220,000	-	392,000	310,000	220,000	14,691	1,156,691

(1)

As discussed in greater detail in the CD&A, while the Company’s 2020 financial and strategic achievements were impressive, it was even more so given that it was accomplished in the face of the uncertainty and business disruption caused by the Covid-19 pandemic. In addition to driving the business forward with numerous other successful initiatives (see discussion under Executive Summary - 2020 Business and Strategic Highlights), the management team worked tirelessly to ensure that the Company addressed the special needs of our employees, our customers and our communities during this period. After discussion and consideration, the Compensation Committee determined that it would be appropriate to recognize and reward all our employees (including the named executive officers) for their extraordinary commitment and contribution to the Company by paying an additional cash bonus equal to 77.5% of the relevant target bonus.

(2)

This column represents the aggregate grant date fair value of the stock award computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. Fair value is calculated using the closing price of Plug Power stock on the date of grant. For additional information on stock awards, refer to note 18 of the Company’s consolidated financial statements in this Annual Report on Form 10-K. These amounts reflect the Company’s accounting expense for these awards, excluding the impact of estimated forfeitures, and do not correspond to the actual value that will be recognized by our named executive officers.

(3)

This column represents the aggregate grant date fair value of the option award computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. For additional information on the valuation assumptions with respect to option awards, refer to note 18 of the Company’s consolidated financial statements in this Annual Report on Form 10-K. These amounts reflect the Company’s accounting expense, excluding the impact of estimated forfeitures, for these awards, and do not correspond to the actual value that will be recognized by our named executive officers.

(4)

This column represents the amount of bonuses earned by executives under our annual cash incentive plan.  As discussed in the CD&A, the metrics and goals for 2020 were established prior to the onset of the Covid-19 pandemic; however, notwithstanding the potential business disruption that was expected as a result of the pandemic, the goals were not decreased to address the pandemic.

(5)	Includes a premium priced stock option with a grant date fair value of $2,028,125.
(6)	Includes the Company’s share of contributions on behalf of each of Messrs. Marsh, Middleton, Shrestha, Schmid and Crespo to the Plug Power 401(k) savings plan in the amount of $14,250 in 2020.
(7)	Includes the Company’s share of contributions on behalf of Messrs. Marsh, Middleton and Schmid in the amount of $1,305 for life insurance premiums in 2020.
(8)	Includes a premium priced stock option with a grant date fair value of $490,750.
(9)	Includes a premium priced stock option with a grant date fair value of $737,500.
(10)	Includes a premium priced stock option with a grant date fair value of $188,750.
(11)	Includes a premium priced stock option with a grant date fair value of $829,688.
(12)	Includes the Company’s share of contributions on behalf of Mr. Shrestha in the amount of $1,111 for life insurance premiums in 2020.

(13)Mr. Shrestha joined the Company as a Chief Strategy Officer on April 15, 2019.

(14)	Includes the Company’s share of contributions on behalf of Mr. Crespo in the amount of $776 for life insurance premiums in 2020.

Pay Ratio Disclosure

Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (“PEO”). The PEO of our Company is Mr. Marsh.

We believe that our compensation philosophy must be consistent and internally equitable to motivate our employees to create shareholder value. The purpose of the required disclosure is to provide a measure of the equitability of pay within the organization.  We are committed to internal pay equity, and our Compensation Committee monitors the relationship between the pay our PEO receives and the pay our non-executive employees receive.

For 2020, the annual total compensation of Mr. Marsh, our PEO, of $13,630,072 as shown in the Summary Compensation Table above, was approximately 203 times the annual total compensation of $67,062 of the median employee calculated in the same manner. We identified the median employee using the amount reported as compensation on the employee’s Form W-2 for the year ended December 31, 2020 for all individuals who were employed by us on December 31, 2020, the last day of our payroll year (whether employed on a full-time, part-time, or seasonal basis).

Grants of Plan-Based Awards

The following table sets forth information concerning the grants of plan-based awards to the Company’s named executive officers during the year ended December 31, 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)		All Other Stock Awards: Number of Shares or Stock Units(#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)(5)	Grant Date Fair Value of Stock and Option Awards(6) ($)
Name	Grant Date (1)	Threshold ($)	Target ($)
Andrew J. Marsh	-	487,500	750,000
	09/28/20	-	-	550,000	-		7,260,000
	09/28/20	-	-	-	275,000	13.20	2,149,950
	09/28/20	-	-	-	275,000(7)	15.51	2,028,125
Paul B. Middleton		253,500	390,000
	09/28/20	-	-	200,000	-		2,640,000
	09/28/20	-	-	-	100,000	13.20	781,800
	09/28/20	-	-	-	100,000(7)	15.51	737,500
Sanjay K. Shrestha	-	243,750	375,000
	09/28/20	-	-	225,000	-		2,970,000
	09/28/20	-	-	-	112,500	13.20	879,525
	09/28/20	-	-	-	112,500(7)	15.51	829,688
Keith C. Schmid	-	260,000	400,000
	09/28/20	-	-	200,000	-		2,640,000
	09/28/20	-	-	-	100,000	13.20	781,800
	09/28/20	-	-	-	100,000(7)	15.51	737,500
Jose Luis Crespo	-	230,000	460,000
	09/28/20	-	-	175,000	-	2,310,000
	09/28/20	-	-	-	175,000	13.20	1,368,150
	09/28/20	-	-	-

(1)	Each grant was approved by our Compensation Committee on the grant date indicated.
(2)

The amounts reported represent the threshold and target amounts of potential cash payouts under our annual incentive bonus program. The actual amounts paid for fiscal year 2020 are disclosed in the “Non-Equity Incentive Plan Compensation” column of the 2020 Summary Compensation Table above.

(3)

This column shows the number of restricted shares granted in 2020 to our named executive officers. The restrictions lapse ratably in three equal annual installments, beginning one year from the date of grant, subject to the executive’s continued service to us through the applicable vesting date.

(4)

This column shows the number of shares subject to stock options granted in 2020 to our named executive officers. These options vest and become exercisable ratably in three equal annual installments, beginning one year from the date of grant, subject to the executive’s continued service to us through the applicable vesting date.

(5)	This column shows the per share exercise price for the stock options granted.
(6)

This column represents the aggregate grant date fair value of the stock awards and option awards computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. For additional information on the valuation assumptions with respect to option awards, refer to note 18 of the Company’s consolidated financial statements in this Annual Report on Form 10-K. These amounts reflect the Company’s accounting expense for these awards, excluding the impact of estimated forfeitures, and do not correspond to the actual value that will be recognized by our named executive officers.

(7)	These represent premium priced stock options with exercise prices approximately 17.5% greater than the closing price of our common stock on the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the holdings of stock and option awards by our named executive officers as of December 31, 2020.  There were no other stock or option awards held by our named executive officers as of December 31, 2020.   For additional information about the awards, see the description of equity incentive compensation in the section titled “Compensation Discussion and Analysis.”

		Option Awards(1)(2)				Stock Awards(1)(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)(3)
Andrew J. Marsh	4/13/11	106,600	—	6.10	4/13/21	—	—
	8/31/17	466,668	—	2.14	8/31/27	—	—
	8/28/18	—	166,667	1.96	8/28/28	—	—
	8/28/18	—	—	—	—	166,667	5,651,678
	8/19/19	—	216,667	2.23	8/19/29	—	—
	8/19/19	—	—	—	—	433,333	14,694,322
	8/19/19	—	216,667	2.62	8/19/29	—	—
	9/28/20	—	275,000	13.20	9/28/30	—	—
	9/28/20	—	—	—	—	550,000	18,650,500
	9/28/20	—	275,000	15.51	9/28/30	—	—
Paul B. Middleton	8/28/18	—	66,667	1.96	8/28/28	—	—
	8/28/18	—	—	—	—	66,667	2,260,678
	8/19/19	—	83,333	2.23	8/19/29	—	—
	8/19/19	—	—	—	—	166,667	5,651,678
	8/19/19	—	83,333	2.62	8/19/29	—	—
	9/28/20	—	100,000	13.20	9/28/30	—	—
	9/28/20	—	—	—	—	200,000	6,782,000
	9/28/20	—	100,000	15.51	9/28/30	—	—
Sanjay K. Shrestha	5/9/19	—	100,000	2.31	5/09/29	—	—
	5/9/19	—	—	—	—	100,000	3,391,000
	9/28/20	—	112,500	13.20	9/28/30	—	—
	9/28/20	—	—	—	—	225,000	7,629,750
	9/28/20	—	112,500	15.51	9/28/30	—	—
Keith C. Schmid	10/23/13	100,000	—	0.57	10/23/23	—	—
	8/28/18	1	83,333	1.96	8/28/28	—	—
	8/28/18	—	—	—	—	83,333	2,825,822
	8/19/19	41,667	83,333	2.23	8/19/29	—	—
	8/19/19	—	—	—	—	166,667	5,651,678
	8/19/19	41,667	83,333	2.62	8/19/29	—	—
	9/28/20	—	100,000	13.20	9/28/30	—	—
	9/28/20	—	—	—	—	200,000	6,782,000
	9/28/20	—	100,000	15.51	9/28/30	—	—
Jose Luis Crespo	8/28/18	1	66,667	1.96	8/28/28	—	—
	8/28/18	—	—	—	—	66,667	2,260,678
	8/19/19	—	66,667	2.23	8/19/29	—	—
	8/19/19	—	—	—	—	133,333	4,521,322
	8/19/19	—	66,667	2.62	8/19/29	—	—
	9/28/20	—	175,000	13.20	9/28/30	—	—
	9/28/20	—	—	—	—	175,000	5,934,250

(1)	All equity awards were granted pursuant to our 2011 Plan.

(2)	Each equity award vests over a three year period with one-third (1/3) of the shares subject to the award vesting on each of the first three anniversaries of the grant date, subject to the executive’s continued service to us through each applicable vesting date.
(3)	This column represents the market value of the unvested restricted stock awards calculated based on the closing price of our common stock ($33.91) on December 31, 2020, the last business date of fiscal year 2020.

Options Exercised and Stock Vested

The following table sets forth information with respect to each of our named executive officers that exercised stock options or vested in restricted stock during the year ended December 31, 2020.

Option Exercises and Stock Vested - 2020

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)($)	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)($)
Andrew J. Marsh	4,570,831	34,704,898	383,333	5,135,829
Paul B. Middleton	1,566,667	26,878,515	149,999	2,008,820
Sanjay K. Shrestha	50,000	467,618	50,000	215,500
Keith C. Schmid	2,016,666	36,728,171	166,667	2,226,671
Jose Luis Crespo	1,224,998	13,861,700	133,333	1,781,329

(1)	The value realized on exercise is equal to the difference between the closing price of the stock on the exercise date less the per share exercise price, multiplied by the number of shares for which the option was being exercised.

(2)	Amounts disclosed in this column were calculated based on the fair market value of the shares on the date of vesting.

Employment Agreements

The Company and Mr. Marsh are parties to an employment agreement which renews automatically for successive one-year terms unless Mr. Marsh or the Company gives notice to the contrary. Mr. Marsh receives an annual base salary of $750,000 and is eligible to: (i) receive an annual incentive bonus targeted at an amount equal to one hundred percent (100%) of his annual base salary; (ii) participate in all savings and retirement plans; and (iii) participate in all benefit plans and executive perquisites.  Mr. Marsh’s employment may be terminated by the Company with or without “Cause,” as defined in the agreement, or by Mr. Marsh for “Good Reason,” as defined in the agreement, or without Good Reason upon written notice of termination to the Company. If Mr. Marsh’s employment is terminated by the Company without Cause, the Company is obligated to pay Mr. Marsh a lump sum equal to the sum of the following amounts:

(a)	one (1) times annual base salary, and
(b)	one (1) times the annual incentive bonus for the immediately preceding fiscal year.

In addition, as of the date of termination, any restricted stock, stock options and other stock awards held by Mr. Marsh will accelerate vesting as if he had remained an employee for an additional twelve (12) months following the date of termination. Further, subject to Mr. Marsh’s copayment of premium amounts at the active employees’ rate, Mr. Marsh will be eligible to continue to participate in the Company’s group health, dental, vision and life insurance programs for twelve (12) months following his termination.

The agreement also provides that if, within twelve (12) months after a “Change in Control,” as defined in the agreement, the Company terminates Mr. Marsh’s employment without Cause or Mr. Marsh terminates his employment for Good Reason, then he is entitled to:

(i)receive a lump sum payment equal to three (3) times the sum of (i) his current annual base salary plus (ii) his average annual incentive bonus over the three (3) fiscal years prior to the Change in Control (or his annual incentive bonus for the fiscal year immediately preceding to the Change in Control, if higher),

(ii)accelerated vesting of his stock options and other stock-based awards that would have vested had he remained an active employee for twelve (12) months following his termination, and

(iii)subject to Mr. Marsh’s copayment of premium amounts at the active employees’ rate, continued participation in the Company’s group health, dental, vision and life insurance programs for twelve (12) months following such termination.

The Company and Messrs. Middleton, Shrestha, Schmid and Crespo are each parties to an employment agreement pursuant to which, if the executive’s employment is terminated by the Company without “Cause,” as defined in the applicable agreement, the Company is obligated to pay the executive a lump sum amount equal to one (1) times his annual base salary. In addition, as of the date of termination, any restricted stock, stock options and other stock awards held by the executive will accelerate vesting as if he had remained an employee for an additional twelve (12) months following the date of termination. Further, subject to the executive’s copayment of premium amounts at the active employees’ rate, the Company is required to continue paying its share of the premiums for the executive’s participation in the Company’s group health plans for twelve (12) months following his termination.

The employment agreements also provide that if, within twelve (12) months after a “Change in Control,” as defined in the applicable agreement, the Company terminates such executive’s employment without Cause or the executive terminates his employment for “Good Reason” as defined in the applicable agreement, then such executive shall be entitled to:

(i)

receive a lump sum payment equal to the sum of (i) his average annual base salary over the three (3) fiscal years immediately prior to the Change in Control (or the executive’s annual base salary in effect immediately prior to the Change in Control, if higher) and (ii) his average annual bonus over the three (3) fiscal years prior to the Change in Control (or the executive’s annual bonus in effect immediately prior to the Change in Control, if higher),

(ii)

accelerated vesting of his stock options and other stock-based awards that would have vested had he remained an active employee for twelve (12) months following his termination (or, in the case of Mr. Middleton, full accelerated vesting of all stock options and other stock-based awards held by him), and

(iii)

subject to the executive’s copayment of premium amounts at the active employees’ rate, continued payment by the Company of its share of the premiums for the executive’s participation in the Company’s group health plans for twelve (12) months following the date of termination.

Potential Payments Upon Termination or Change in Control

The Company and Messrs. Marsh, Middleton, Shrestha, Schmid and Crespo are parties to employment agreements, respectively, that provide for a potential payment upon termination of employment other than for “Cause” as discussed above in “Employment Agreements.”

Such payments by the Company to any of the executives are subject to the executive signing a general release of claims in a form and manner satisfactory to the Company. An executive is not entitled to receive any such payment in the event he breaches the Employee Patent, Confidential Information and Non-Compete Agreement referenced in the executive’s respective agreement or any non-compete, non-solicit or non-disclosure covenants in any agreement between the Company and such executive. We agreed to provide severance payments to such executives in these circumstances based on our negotiations with each of our executives at the time they joined our Company, or as negotiated subsequent to hiring, and in order to provide a total compensation package that we believed to be competitive. Additionally, we believe that providing severance upon a termination of employment without Cause can help to encourage our executives to take the risks that we believe are necessary for our Company to succeed and also recognizes the longer hiring process typically involved in hiring a senior executive.

If Mr. Marsh had been terminated without Cause on December 31, 2020 and such termination was not within twelve (12) months following a Change in Control, the approximate value of the severance package, including, as mentioned above in “Employment Agreements,” salary, benefits and accelerated vesting of equity awards, under his employment agreement would have been $36,440,468. If Mr. Middleton, Mr. Shrestha, Mr. Schmid, or Mr. Crespo had been terminated without Cause on December 31, 2020 and such termination was not within twelve (12) months following a Change in Control, the approximate value of the severance packages, including, as mentioned above in “Employment Agreements,” salary, benefits and accelerated vesting of equity awards, under the employment agreement for such named executive officer would have been as follows: Mr. Middleton—$14,257,236, Mr. Shrestha—$8,029,183, Mr. Schmid—$15,383,037, and Mr. Crespo—$12,709,207.

The Company and Messrs. Marsh, Middleton, Shrestha, Schmid, and Crespo are parties to employment agreements, respectively, that provide for a potential payment upon a termination of employment by the Company without Cause or a resignation by the executive for Good Reason within twelve (12) months following a Change in Control, as discussed above in “Employment Agreements.” Such payments by the Company to any of the executives are subject to the executive signing a general release of claims in a form and manner satisfactory to the Company. An executive is not entitled to receive any such payment in the event he breaches the Employee Patent, Confidential Information and Non-Compete Agreement referenced in the executive’s respective agreement or any non-compete, non-solicit or non-disclosure covenants in any agreement between the Company and such executive.

We agreed to provide payments to these executives in these circumstances in order to provide a total compensation package that we believed to be competitive. Additionally, the primary purpose of our equity-based incentive awards is to align the interests of our executives and our stockholders and provide our executives with strong incentives to increase stockholder value over time. As change in control transactions typically represent events where our stockholders are realizing the value of their equity interests in our Company, we believe it is appropriate for our executives to share in this realization of stockholder value, particularly where their employment is terminated in connection with the change in control transaction. We believe that this will also help to better align the interests of our executives with our stockholders in pursuing and engaging in these transactions.

If a Change in Control had occurred on December 31, 2020 and on that date the employment of Mr. Marsh, Mr. Middleton, Mr. Shrestha, Mr. Schmid, or Mr. Crespo had been terminated by the Company without Cause or the executive had resigned for Good Reason, the value of the of the severance packages, including, as mentioned above in “Employment Agreements,” salary, benefits and accelerated vesting of equity awards, under the employment agreements for each such named executive officer would have been as follows: Mr. Marsh—$39,102,106, Mr. Middleton—$14,204,736, Mr. Shrestha—$7,978,702, Mr. Schmid—$15,329,191, and Mr. Crespo—$12,678,245. The employment agreements provide for a modified cutback such that, any payments or benefits payable under the employment agreements or otherwise would be subject to the excise tax imposed by Section 4999 of the Code, the executive will receive the greater after-tax amount of either: (i) the full payment or (ii) a reduced payment that does not give rise to the excise tax imposed by Section 4999 of the Code.  The foregoing numbers do not reflect any cutback. None of the executives are entitled to any tax gross-up payments related to severance payments or otherwise.

Director Compensation

The Compensation Committee periodically reviews the Company’s Non-Employee Director Compensation Plan (the “Plan”) to ensure that the compensation aligns the directors’ interests with the long-term interests of the stockholders and that the structure of the compensation is simple, transparent and easy for stockholders to understand. The Compensation Committee also considers whether the Plan fairly compensates the Company’s directors when considering the work required in a company of the size and scope of the Company, and looks at peer group compensation for directors to determine whether our director compensation is reasonable and competitive in relation to our peers. Employee directors do not receive additional compensation for their services as directors.

During 2020, pursuant to the Plan, upon initial election or appointment to the Board, each non-employee director received a non-qualified stock option to purchase a number of shares equal to $150,000 divided by the closing price of our common stock on the grant date, with an exercise price equal to fair market value of the Common Stock on the grant date and that becomes fully vested and exercisable on the first anniversary of the grant date. In 2020, each director received an annual equity grant comprised of (i) a non-qualified stock option for a number of shares equal to $62,500 divided by the closing price of our common stock on the date of grant and (ii) a number of shares of restricted common stock equal to $62,500 divided by the closing price of our common stock on the grant date. The stock option portion of the grant has an exercise price equal to the fair market value of our common stock on the grant date and becomes fully vested and exercisable on the first anniversary of the grant date. The restricted common stock grant becomes fully vested on the first anniversary of the grant date.

During 2020, under the Plan, each non-employee director was paid an annual retainer of $40,000 ($85,000 for any non-employee Chairman) for his or her services. Committee members received additional annual retainers for their service on committees of the Board in accordance with the following table:

Committee	Chairman ($)	Member ($)
Audit Committee	20,000	15,000
Compensation Committee	15,000	5,000
Corporate Governance and Nominating Committee	10,000	5,000

These additional payments for service on a committee are due to the workload and broad-based responsibilities of the committees. The total amount of the annual retainer is paid in a combination of 50% cash and 50% common stock, provided that the director may elect to receive a greater portion (up to 100%) of the total retainer in common stock. All common stock issued for the annual retainers is fully vested at the time of issuance and is valued at its fair market value on the date of issuance. Non-employee directors are also reimbursed for their direct expenses associated with their attendance at Board meetings.

The Compensation Committee regularly reviews non-employee director compensation in comparison to our industry peer group, and considers growth in our market capitalization and sales, and other relevant factors including periodic independent market assessments.  The Plan was amended by the Board in September 2020, effective as of January 1, 2021, to provide for (i) an increase in the annual retainer payable for service on the Board, and (ii) an increase in the value of the stock option and restricted stock awards granted to non-employee directors upon initial election to the Board and annually. The adjustments to the annual retainer and equity grants were designed to be competitive with our 2020 peer group.

Effective January 1, 2021, pursuant to the Plan, upon initial election or appointment to the Board, each non-employee director (other than Mr. Song) will receive a non-qualified stock option to purchase a number of shares equal to $225,000 divided by the closing price of our common stock on the grant date, with an exercise price equal to fair market value of our common stock on the grant date and that becomes fully vested and exercisable on the first anniversary of the grant date.  Each year of a non-employee director’s tenure, the director (other than Mr. Song) will receive an equity grant comprised of (i) a non-qualified stock option for a number of shares equal to $112,500 divided by the closing price of our common stock on the date of the grant and (ii) a number of shares of restricted common stock equal to $112,500 divided by the closing price of our common stock on the grant date.  The stock option portion of the grant will have an exercise price equal to the fair market value of our common stock on the grant date and become fully vested and exercisable on the first anniversary of the grant date.   The restricted common stock grant will become fully vested on the first anniversary of the grant date.

Effective January 1, 2021, under the Plan, each non-employee director (other than Mr. Song) will be paid an annual retainer of $60,000 ($125,000 for any non-employee Chairman) for his or her services. Committee members will receive additional annual retainers for their service on committees of the Board in accordance with the following table:

Committee	Chairman ($)	Member ($)
Audit Committee	20,000	15,000
Compensation Committee	15,000	5,000
Corporate Governance and Nominating Committee	10,000	5,000

Mr. Song will not receive any compensation as director (cash or equity) pursuant to the terms of the Investor Agreement.

Non-Employee Director Compensation Table

The following table shows the compensation received or earned by each of our non-employee directors in fiscal year 2020. Mr. Marsh, who is our President and Chief Executive Officer, did not receive any additional compensation for his service as a director. The compensation received by Mr. Marsh, as a named executive officer, is presented in “Executive Compensation—2020 Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Total ($)
Gary K. Willis	70,000	62,500	36,145	168,645
George C. McNamee	90,000	62,500	36,145	188,645
Gregory L. Kenausis	60,000	62,500	36,145	158,645
Johannes M. Roth	50,000	62,500	36,145	148,645
Maureen O. Helmer	65,000	62,500	36,145	163,645
Jonathan Silver	45,000	62,500	36,145	143,645
Lucas P. Schneider	45,000	62,500	36,145	143,645

(1) Each of the following non-employee directors elected to receive all or a portion of their annual retainers in common stock in lieu of cash in the following amounts: Gary K. Willis ($35,000), George C. McNamee ($45,000), Gregory L. Kenausis ($30,000), Johannes M. Roth ($50,000), Maureen O. Helmer ($32,500), Jonathan Silver ($28,125) and Lucas P. Schneider ($22,500).

(2) This column represents the aggregate grant date fair value of the stock award computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. Fair value is calculated using the closing price of our common stock on the date of grant. Stock awards granted to directors as part of their annual retainer are fully vested upon grant and annual restricted stock awards made to directors vest in full on the first anniversary of the grant date. For additional information on stock awards, refer to note 18 of the Company’s consolidated financial statements in this Annual Report on Form 10-K. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the non-employee directors.  As of December 31, 2020, the following non-employee directors each held 12,807 shares of restricted stock:  Gary K. Willis, George C. McNamee, Gregory L. Kenausis, Johannes M. Roth, Maureen O Helmer, Jonathan Silver and Lucas P. Schneider.

(3) This column represents the aggregate grant date fair value of the option award computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. For additional information on the valuation assumptions with respect to option awards, refer to note 18 of the Company’s consolidated financial statements in this Annual Report on Form 10-K. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the non-employee directors. As of December 31, 2020, the non-employee directors held options to purchase the following numbers of shares of common stock: Jonathan Silver (12,807), Gary K. Willis (170,827), George C. McNamee (128,827), Gregory L. Kenausis (233,827), Johannes M. Roth (243,827), Maureen O. Helmer (39,863) and Lucas P. Schneider (200,179).

Compensation Committee Interlocks and Insider Participation

During 2020, Messrs. Willis (Chairman), McNamee, and Roth served as members of the Compensation Committee. None of the members of our Compensation Committee was an employee or officer of the Company during 2020, a former officer of the Company, or had any other relationships with us requiring disclosure herein. None of our executive officers currently serves or has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as one of our directors or a member of the Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth information regarding the beneficial ownership of our common stock as of April  28, 2021:

●	all persons known by us to have beneficially owned 5% or more of our common stock;
●	each director of the Company;
●	the named executive officers; and
●	all directors and executive officers as a group.

The beneficial ownership of the stockholders listed below is based on publicly available information and from representations of such stockholders.

	Shares Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number	Percentage (%)
Grove Energy Capital LLC(3)	54,966,188	9.7%
BlackRock, Inc.(4)………………………………………………………………...	47,161,335	8.3%
The Vanguard Group(5)	40,465,986	7.1%
Andrew J. Marsh	293,598	*
Paul B. Middleton	38,260	*
Sanjay K. Shrestha(6)	330,909	*
Keith C. Schmid(7)	383,776	*
Jose Luis Crespo(8)	101,721	*
Kimberly A. Harriman	−	*
Maureen O. Helmer(9)	153,501	*
Gregory L. Kenausis(10)	323,217	*
George C. McNamee(11)	978,723	*
Johannes M. Roth(12)	471,197	*
Lucas P. Schneider(13)	320,574	*
Jonathan Silver(14)……………………………………………………………..	55,695	*
Kyungyeol Song(15)	−	*
Gary K. Willis(16)	582,018	*
All executive officers and directors as a group (16 persons)(17)	4,141,698	0.7%

*Represents less than 1% of the outstanding shares of our common stock.

(1)

Unless otherwise indicated, we believe that each stockholder named in the table above has sole voting and investment power with respect to all shares beneficially owned by them.  Unless otherwise indicated by footnote, the mailing address for each stockholder is c/o Plug Power Inc. 968 Albany Shaker Road, Latham, New York 12110.

(2)

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC and includes voting or investment power with respect to securities. Under Rule 13d-3 under the Exchange Act, beneficial ownership includes any shares to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of April 28, 2021, through the exercise of any warrant, stock option or other right. The inclusion in this table of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The number of shares of our common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options, warrants or other rights held by such person that are exercisable within 60 days of April 28, 2021 but excludes shares of common stock underlying options, warrants or other rights held by any other person. Percentage of beneficial ownership is based on 568,317,504 shares of common stock outstanding as of April 28, 2021. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of common stock beneficially owned by the stockholder.

(3)

Information is based on a Schedule 13D filed with the SEC on March 8, 2021.  Grove Energy Capital LLC is owned by Plutus Capital NY, Inc., a Delaware corporation (“Plutus”), and PNES Investments, LLC, a Delaware limited liability company (“PNES”). Plutus is wholly-owned by SK Holdings, a company organized under the laws of the Republic of Korea, and PNES is wholly-owned by SK E&S Americas, Inc., a Delaware corporation (“SK E&S Americas”).  SK E&S Americas is wholly-owned by SK E&S Co., Ltd., a company organized under the laws of the Republic of Korea (“SK E&S”). 90% of the issued and outstanding common stock of SK E&S is owned by SK Holdings.  The address of the principal business office of Grove Energy Capital LLC is 55 East 59th Street, New York, NY 10022.

(4)

Information is based on a Schedule 13G/A filed with the SEC on January 27, 2021. BlackRock, Inc. reported sole voting power over 46,314,057 shares of common stock and sole dispositive power over 47,161,335 shares of common stock.  The address of the principal business office of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(5)

Information is based on a Schedule 13G filed with the SEC on February 10, 2021. The Vanguard Group reported shared voting power over 905,146 shares of common stock, sole dispositive power over 39,203,572 shares of common stock and shared dispositive power over 1,262,414 shares of common stock. The address of the principal business office of The Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355.

(6)Includes 100,000 shares of common stock issuable upon exercise of outstanding options.

(7)Includes 183,335 shares of common stock issuable upon exercise of outstanding options.

(8)Includes 1 share of common stock issuable upon exercise of outstanding options.

(9)Includes 39,863 shares of common stock issuable upon exercise of outstanding options.

(10)Includes 233,827 shares of common stock issuable upon exercise of outstanding options.

(11)	Includes 88,827 shares of common stock issuable upon exercise of outstanding options, and 300,000 shares of common stock held by a family trust.

(12)Includes 243,827 shares of common stock issuable upon exercise of outstanding options.

(13)Includes 200,179 shares of common stock issuable upon exercise of outstanding options.

(14)Includes 12,807 shares of common stock issuable upon exercise of outstanding options.

(15)	Dr. Kyungyeol Song is an employee of SK E&S and will not receive any equity awards pursuant to the terms of the Investor Agreement.

(16)Includes 170,827 shares of common stock issuable upon exercise of outstanding options.

(17)Includes 1,273,493 shares of common stock issuable upon exercise of outstanding options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information, as of December 31, 2020, about the shares of our common stock that may be issued upon the exercise of options and restricted stock under the Company’s 1999 Stock Option and Incentive Plan, as amended (the “1999 Stock Option Plan”), and the Company’s Third Amended and Restated 2011 Stock Option and Incentive Plan (the “2011 Stock Option Plan”):

				Number of shares
				remaining for future
	Number of shares to be		Weighted average	issuance under equity
	issued upon exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding shares
	warrants and rights		warrants and rights	reflected in column (a))
Plan Category	(a)		(b) (1)	(c)
Equity compensation plans approved by security holders	15,234,454	(2)	$3.65	848,909	(3)
Equity compensation plans not approved by security holders	924,686	(4)	$4.12	—
Total	16,159,140			848,909

(1)	The weighted-average exercise price is calculated solely based on outstanding options.
(2)	Represents 121,019 outstanding options issued under the 1999 Stock Option Plan, 9,238,793 outstanding options issued under the 2011 Stock Option Plan and 5,874,642 shares of restricted stock granted under the 2011 Stock Option Plan.

(3)	Includes shares available for future issuance under the 2011 Stock Option Plan.

Included in equity compensation plans not approved by stockholders are shares granted to new employees as an inducement to join the Company pursuant to Rule 5635(c)(4) of the NASDAQ Rules.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Investor Agreement

Pursuant to the Investor Agreement described under Part III. “Item 13. Certain Relationships and Related Party Transactions, and Director Independence,” Grove Energy, a subsidiary of SK Holdings, is entitled to designate one SK Designee to be appointed to the Board.  Grove Energy has the right to require the Board to nominate a SK Designee for election to the Board by the stockholders of the Company at annual stockholder meetings until the earliest of (i) the date on which Grove Energy and affiliates beneficially own less than 4.0% of our issued and outstanding common stock, (ii) February 24, 2023, in the event that the Company and SK E&S have not entered into the Asia JV Agreement, and (iii) any expiration or termination of the Asia JV Agreement.

Related Party Transaction Policy

The Board has adopted a written related party transaction policy that requires the Company’s General Counsel, together with outside counsel as necessary, to evaluate potential transactions to which the Company is a participant and in which a related party or an affiliate of a related party has an interest prior to the Company entering into any such transaction to determine whether such contemplated transaction requires the approval of the Board, the Audit Committee, both or neither. The policy defines a “related party” as: (i) the Company’s directors or executive officers, (ii) the Company’s director nominees, (iii) security holders known to the Company to beneficially own more than 5% of any class of the Company’s voting securities, or (iv) the immediate family members of any of the persons listed in items (i) - (iii).

Other than as otherwise disclosed herein, since January 1, 2020, there was no transaction or series of similar transactions to which the Company was or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related party had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined that Messes. Helmer and Harriman, Dr. Kenausis and Messrs. McNamee, Willis, Silver, Roth, Song and Schneider are independent directors as defined in Rule 5605(a)(2) under the NASDAQ Rules.

Item 14.  Principal Accounting Fees and Services

The following table presents fees for professional services rendered by KPMG LLP for the integrated audit of the Company’s annual financial statements and internal control over financial reporting and fees billed for other services rendered by KPMG LLP:

	2020	2019
Audit Fees	$3,096,900	$1,064,325
Audit-Related Fees	$30,000	$30,000
Tax Fees	—	—
All Other Fees	—	—
Total	$3,126,900	$1,094,325

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

The Audit Committee pre-approved all audit and audit-related services provided to the Company by KPMG LLP during fiscal year 2020.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

15(a)(1) Financial Statements

The financial statements and notes are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

15(a)(2) Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

All other schedules not filed herein have been omitted as they are not applicable, or the required information or equivalent information has been included in the Consolidated Financial Statements or the notes thereto.

15(a)(3) Exhibits

The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K.

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated June 22, 2020, by and among Plug Power Inc., Giner ELX, Inc., Giner ELX Sub, LLC, Giner ELX Merger Sub, Inc. and Giner, Inc., as the representative of the stockholders of Giner ELX, Inc. (filed as Exhibit 2.1 to Plug Power Inc.’s Current Report on Form 8-K filed on June 23, 2020 and incorporated by reference herein)

2.2

Agreement and Plan of Merger, dated June 18, 2020, by and among Plug Power Hydrogen Holdings, Inc., UHG Merger Sub, Inc., United Hydrogen Group Inc. and Vladimir Prerad, as the representative of the stockholders of United Hydrogen Group Inc. (filed as Exhibit 2.2 to Plug Power Inc.’s Current Report on Form 8-K filed on June 23, 2020 and incorporated by reference herein)

3.1

Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.3 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

3.3

Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2011 and incorporated by reference herein)

3.4

Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 25, 2014 and incorporated by reference herein)

3.5

Certificate of Correction to Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.9 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated by reference herein)

3.6

Fourth Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on June 30, 2017 and incorporated by reference herein)

3.7

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (filed as Exhibit 3.1 to Plug Power Inc.’s Registration Statement on Form 8-A filed on June 24, 2009 and incorporated by reference herein)

3.8

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 20, 2013 and incorporated by reference herein)

3.9*	Fourth Amended and Restated By-laws of Plug Power Inc.

3.10

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series E Convertible Preferred Stock (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on November 2, 2018 and incorporated by reference herein)

Exhibit No.	Description

4.1

Specimen certificate for shares of common stock, $.01 par value, of Plug Power Inc. (filed as Exhibit 4.1 to Plug Power Inc.’s Registration Statement on Form S-1 (File Number 333-86089) and incorporated by reference herein)

4.2

Indenture, dated as of May 18, 2020, between Plug Power Inc. and Wilmington Trust, National Association (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2020 and incorporated by reference herein)

4.3	Form of 3.75% Convertible Senior Notes due June 1, 2025 (filed as Exhibit 4.2 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2020 and incorporated by reference herein)

4.4

Warrant to Purchase Common Stock, issued April 4, 2017, between Plug Power Inc. and Amazon.com NV Investment Holdings LLC (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 5, 2017 and incorporated by reference herein)

4.5

Warrant to Purchase Common Stock, issued July 20, 2017, between Plug Power Inc. and Wal-Mart Stores, Inc. (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 21, 2017 and incorporated by reference herein)

4.6*	Description of the Registrant's securities registered under Section 12 of the Securities Exchange Act of 1934

10.1#	Employee Stock Purchase Plan (filed as Exhibit 10.34 to Plug Power Inc.’s Registration Statement on Form S-1 (File Number 333-86089) and incorporated by reference herein)

10.2#*	Form of Director Indemnification Agreement

10.3#*	Form of Officer Indemnification Agreement

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

Exhibit No.	Description

10.11#	Form of Restricted Stock Award Agreement (filed as Exhibit 10.5 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on August 11, 2011 and incorporated by reference herein)

10.12

Purchase and Sale Agreement dated as of January 24, 2013, between Plug Power Inc. and 968 Albany Shaker Road Associates, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 1, 2013 and incorporated by reference herein)

10.13

Amendment to Purchase and Sale Agreement dated as of March 13, 2013 between Plug Power Inc. and 968 Albany Shaker Road Associates, LLC (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on April 1, 2013 and incorporated by reference herein)

10.14

Stock Purchase Agreement dated as of January 6, 2021, between Plug Power Inc., Grove Energy Capital LLC, Plutus Capital NY, Inc., and SK E&S Americas, Inc. (filed as exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on January 7, 2021 and incorporated by reference herein)

10.15

Investor Agreement, dated as of February 24, 2021, between Plug Power Inc., Grove Energy Capital LLC, SK Holdings, Co., Ltd. and SK E&S Co., Ltd. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on February 25, 2021 and incorporated by reference herein)

10.16

Transaction Agreement, dated as of April 4, 2017, between Plug Power Inc. and Amazon.com, Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 5, 2017 and incorporated by reference herein)

10.17

Transaction Agreement, dated as of July 20, 2017, between Plug Power Inc. and Wal-Mart Stores, Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 21, 2017 and incorporated by reference herein)

10.18

Master Lease Agreement, dated as of June 30, 2017, between Plug Power Inc. and Wells Fargo Equipment Finance, Inc. (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on July 21, 2017 and incorporated by reference herein)

10.19

Base Call Option Confirmation, dated as of May 13, 2020, between Plug Power Inc. and Morgan Stanley & Co. LLC. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2020 and incorporated by reference herein)

10.20

Base Call Option Confirmation, dated as of May 13, 2020, between Plug Power Inc. and Wells Fargo Bank, National Association. (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2020 and incorporated by reference herein)

10.21

Forward Stock Purchase Transaction Confirmation, dated as of March 22, 2018, between Plug Power Inc. and Morgan Stanley & Co, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on March 28, 2018 and incorporated by reference herein)

10.22

Amendment to Forward Stock Purchase Transaction, dated as of May 13, 2020, between Plug Power Inc. and Morgan Stanley & Co. LLC. (filed as Exhibit 10.3 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2020 and incorporated by reference herein)

10.23

At Market Issuance Sales Agreement, dated April 13, 2020, by and between Plug Power Inc. and B. Riley FBR, Inc. (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 13, 2020 and incorporated by reference herein)

Exhibit No.	Description

10.24

Loan and Security Agreement dated March 29, 2019, among Plug Power Inc., Emerging Power Inc., Emergent Power Inc., and Generate Lending, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 3, 2019 and incorporated by reference herein)

10.25

First Amendment to Loan and Security Agreement dated March 29, 2019, among Plug Power Inc. and Emerging Power Inc., Emergent Power Inc., and Generate Lending, LLC (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on April 3, 2019 and incorporated by reference herein)

10.26

First Amended and Restated Master Lease Agreement, dated as of July 30, 2018, between Plug Power Inc. and Wells Fargo Equipment Finance, Inc. (filed as Exhibit 10.4 to Plug Power Inc.’s Current Report on Form 10-Q filed on May 8, 2019 and incorporated by reference herein)

10.27#	Third Amended and Restated 2011 Stock Option and Incentive Plan (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 15, 2019 and incorporated by reference herein)

10.28

Third Amendment to Loan and Security Agreement, dated September 6, 2019, among Plug Power Inc. and Emerging Power Inc., Emergent Power Inc., and Generate Lending, LLC (filed as Exhibit 10.3 to Plug Power Inc.’s Current Report on Form 8-K filed on September 9, 2019 and incorporated by reference herein)

10.29

Fourth Amendment to Loan and Security Agreement, dated November 27, 2019, among Plug Power Inc. and Emerging Power Inc., Emergent Power Inc., and Generate Lending, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on December 2, 2019 and incorporated by reference herein)

10.30

Sixth Amendment to Loan and Security Agreement, dated as of May 13, 2020, by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc. and Generate Lending, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 14, 2020 and incorporated by reference herein)

10.31*	Master Lease Agreement, dated as of April 10, 2019, between Plug Power Inc. and Wells Fargo Equipment Finance, Inc.

10.32*	Master Lease Agreement, dated as of July 20, 2020, between Plug Power Inc. and Wells Fargo Equipment Finance, Inc.

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Description

101.INS*	Inline XBRL Instance Document (1)

101.SCH*	XBRL Taxonomy Extension Schema Document (1)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (1)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (1)

(1)Filed herewith.

*Submitted electronically herewith.

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

Date: May 13, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANDREW MARSH	President, Chief Executive Officer and Director	May 13, 2021
Andrew Marsh	(Principal Executive Officer)

/s/ PAUL B. MIDDLETON	Chief Financial Officer	May 13, 2021
Paul B. Middleton	(Principal Financial Officer)

/s/ MARTIN D. HULL	Controller & Chief Accounting Officer	May 13, 2021
Martin D. Hull	(Principal Accounting Officer)

/s/ LUCAS P. SCHNEIDER	Director	May 13, 2021
Lucas P. Schneider

/s/ MAUREEN O. HELMER	Director	May 13, 2021
Maureen O. Helmer

/s/ JONATHAN SILVER	Director	May 13, 2021
Jonathan Silver

/s/ GREGORY L. KENAUSIS	Director	May 13, 2021
Gregory L. Kenausis

/s/ GEORGE C. MCNAMEE	Director	May 13, 2021
George C. McNamee

/s/ JOHANNES MINHO ROTH	Director	May 13, 2021
Johannes Minho Roth

/s/ GARY K. WILLIS	Director	May 13, 2021
Gary K. Willis

/s/ KYUNGYEOL SONG	Director	May 13, 2021
Kyungyeol Song

/s/ KIMBERLY A. HARRIMAN	Director	May 13, 2021
Kimberly A. Harrima

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Plug Power Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Plug Power Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 13, 2021 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2019 and 2018 financial statements have been restated to correct misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stand-alone selling price

As discussed in Notes 4 and 19 to the consolidated financial statements, the Company’s contracts with customers generally contain multiple performance obligations, and the total transaction price is allocated for purposes of recognizing revenue based on relative standalone selling prices. The Company estimates standalone selling prices for fuel cells by considering several inputs, including prices from a limited number of standalone sales as well as the Company’s negotiations with customers. The Company also considers its costs to produce fuel cells as well as comparable list prices in estimating standalone selling prices. For services performed on fuel cells and infrastructure, the Company uses an adjusted market assessment approach that considers market conditions and constraints, the Company’s market share, pricing strategies and objectives while maximizing the use of available observable inputs obtained from a limited number of historical standalone service renewal prices and negotiations with customers. The Company recognized net revenue from the sales of fuel cells of $(55.1) million and sales of services of $(9.8) million for the year ended December 31, 2020.

We identified the evaluation of the sufficiency of audit evidence obtained related to the standalone selling prices for fuel cells and services as a critical audit matter. Significant auditor judgment was required to evaluate the appropriateness of the estimate of standalone selling prices for fuel cells as well as services performed on fuel cells and infrastructure, because of the nature of the technology, its emerging market acceptance and the Company’s limited history of selling these products and services on a standalone basis.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate standalone selling prices. This included controls related to the assessment of the relevance and reliability of the inputs mentioned above. We applied auditor judgment to determine the nature and extent of procedures to be performed over standalone selling prices. We inquired of operational and financial personnel to understand the Company’s pricing strategies, negotiations with customers, and prices that customers are willing to pay for fuel cells and services. We evaluated the Company’s estimates of standalone selling prices by comparing those estimates to supporting documentation, such as a selection of historical sales transactions, correspondence with customers, and industry research. We evaluated the sufficiency of audit evidence obtained over standalone selling prices by assessing the results of procedures performed, including the appropriateness of the nature of such evidence.

Evaluation of a waiver of warrant vesting conditions

As discussed in Note 18 to the consolidated financial statements, in April 2017, the Company issued warrants to a customer to acquire up to 55,286,696 shares of the Company’s common stock, the vesting of which was conditioned upon payments made by the customer for the future purchase of goods and services from the Company. On December 31, 2020, the Company waived the warrants’ remaining vesting conditions (the Waiver), which resulted in the immediate vesting of all remaining unvested warrants and recognition of a $399.7 million reduction to revenue. The amount of the revenue reduction was determined by the Company’s assessment of the number of warrants that were considered probable of vesting under the terms of the original arrangement, based on projections of probable future cash collections.

We identified the evaluation of the accounting for and impact of the Waiver as a critical audit matter. A high degree of auditor judgment was required to evaluate the appropriate accounting for the Waiver as a different accounting conclusion could have had a material effect on the consolidated financial statements. Also, the Company’s assessment of the number of warrants that were considered probable of vesting immediately prior to the waiver required significant auditor judgment. Specifically, subjective auditor judgment was required to evaluate the Company’s projections of probable future cash collections from the customer under the terms of the original arrangement used to determine the probability of vesting.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s accounting for the Waiver, including controls over the Company’s process for accounting for the Waiver and the estimate of probable future cash collections from the customer. We evaluated the Company’s assessment of the accounting for the Waiver, including the determination that the Waiver resulted an immediate reduction to revenue. We obtained and read the Waiver agreement and inquired of key executives involved in the Waiver transaction as well as the board of directors. To evaluate management’s assessment of the number of warrants that were considered probable of vesting under the terms of the original arrangement, we compared the amount of projected probable future cash collections from the customer to either (1) purchase orders received from the customer for fuel cells, infrastructure and service, or (2) historical fuel purchases by the customer.

Maintenance cost projections in the accrual for loss contracts

As discussed in Note 4 to the consolidated financial statements, the Company records an accrual for loss contracts if the sum of expected costs of providing maintenance services for fuel cell systems and related infrastructure exceeds related unearned net revenues over the remaining contract term. The Company recorded an accrual for loss contracts of $24.0 million as of December 31, 2020. Maintenance costs are estimated in determining the accrual for loss contracts based upon current service cost levels and the estimated impact of the Company’s expected cost savings initiatives. Estimating the impact of the expected cost savings initiatives requires significant judgment. The estimated accrual for loss contracts is sensitive to changes in the assumed cost savings.

We identified the evaluation of maintenance cost projections in the accrual for loss contracts as a critical audit matter. A high degree of auditor judgment was required to evaluate the expected remaining service costs required to fulfill the related customer maintenance contracts. Specifically, assessing the likelihood of achieving as well as the expected impact of the cost savings initiatives required challenging auditor judgment. Minor changes in the expected costs of providing maintenance services could have had a significant effect on the amount of the recorded accrual for loss contracts.

The following are the primary procedures we performed to address this critical audit matter. We inquired of operational and financial personnel to understand the technical elements of planned operational changes and how and when those initiatives are expected to result in cost savings relative to the Company’s current cost of providing maintenance services. We obtained underlying documentation supporting expected cost savings associated with certain initiatives, and actual cost savings realized in 2020 in connection with one customer site and compared them to the Company’s analysis of expected costs of providing maintenance services utilized in the accrual for loss contracts. We performed sensitivity analyses to assess the impact of possible changes to the expected costs of providing maintenance services on the Company’s estimated accrual for loss contracts.

We have served as the Company’s auditor since 2001.

Albany, NY
May 13, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Plug Power Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Plug Power Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated May 13, 2021 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain a sufficient complement of trained, knowledgeable resources to execute their responsibilities with respect to internal control over financial reporting for certain financial statement accounts and disclosures. As a consequence, the Company did not conduct an effective risk assessment process that was responsive to changes in the Company's operating environment and did not design and implement effective process-level controls activities in the following areas:

—	presentation of operating expenses
—	accounting for lease-related transactions
—	identification and evaluation of impairment, accrual for loss contracts, certain expense accruals, and deemed dividends; and
—	timely identification of adjustments to physical inventory in interim periods

The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired Giner ELX, Inc. and United Hydrogen Group Inc. (the Acquired Companies) during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, the Acquired Companies’ internal control over financial reporting associated with total assets of $58.0 million, excluding goodwill and intangible assets of $94.9 million, and total revenues of $7.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Companies.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Albany, NY
May 13, 2021

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2020 and 2019

(In thousands, except share and per share amounts)

	2020	2019 (as restated)
Assets
Current assets:
Cash and cash equivalents	$1,312,404	$139,496
Restricted cash	64,041	54,813
Accounts receivable	43,041	25,768
Inventory	139,386	72,391
Prepaid expenses and other current assets	44,324	21,192
Total current assets	1,603,196	313,660

Restricted cash	257,839	175,191
Property, plant, and equipment, net	74,549	14,959
Right of use assets related to finance leases, net	5,724	1,714
Right of use assets related to operating leases, net	117,016	63,266
Equipment related to power purchase agreements and fuel delivered to customers, net	75,807	67,769
Goodwill	72,387	8,842
Intangible assets, net	39,251	5,539
Other assets	5,513	8,573
Total assets	$2,251,282	$659,513

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,198	$40,376
Accrued expenses	46,083	14,409
Deferred revenue	23,275	11,691
Operating lease liabilities	14,314	9,428
Finance lease liabilities	903	226
Finance obligations	32,717	24,667
Current portion of long-term debt	25,389	26,461
Other current liabilities	29,487	6,704
Total current liabilities	222,366	133,962
Deferred revenue	32,944	23,170
Operating lease liabilities	99,624	50,937
Finance lease liabilities	4,493	2,011
Finance obligations	148,836	119,422
Convertible senior notes, net	85,640	110,431
Long-term debt	150,013	85,708
Other liabilities	40,447	2,818
Total liabilities	784,363	528,459

Redeemable preferred stock:
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: zero at December 31, 2020 and 2,620 at December 31, 2019	—	709
Series E convertible preferred stock, $0.01 par value per share; Shares authorized: 35,000 at both December 31, 2020 and December 31, 2019; Issued and outstanding: zero at December 31, 2020 and 500 at December 31, 2019	—	441
Stockholders’ equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued: 473,977,469 at December 31, 2020 and 318,637,560 at December 31, 2019	4,740	3,186
Additional paid-in capital	3,446,650	1,506,953
Accumulated other comprehensive income	2,451	1,288
Accumulated deficit	(1,946,488)	(1,350,307)
Less common stock in treasury: 15,926,068 at December 31, 2020 and 15,259,045 at December 31, 2019	(40,434)	(31,216)
Total stockholders’ equity	1,466,919	129,904
Total liabilities, redeemable preferred stock, and stockholders’ equity	$2,251,282	$659,513

See notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2020, 2019 and 2018

(In thousands, except share and per share amounts)

		2019	2018
	2020	(as restated)	(as restated)
Net revenue:
Sales of fuel cell systems and related infrastructure	$(94,295)	$149,920	$107,175
Services performed on fuel cell systems and related infrastructure	(9,801)	25,217	22,002
Power Purchase Agreements	26,620	25,553	22,569
Fuel delivered to customers	(16,072)	29,099	22,469
Other	311	186	—
Net revenue	(93,237)	229,975	174,215
Cost of revenue:
Sales of fuel cell systems and related infrastructure	171,404	97,915	85,205
Services performed on fuel cell systems and related infrastructure	42,524	34,582	32,271
Provision (benefit) for loss contracts related to service	35,473	(394)	5,345
Power Purchase Agreements	64,640	41,777	41,361
Fuel delivered to customers	61,815	45,247	36,037
Other	323	200	—
Total cost of revenue	376,179	219,327	200,219

Gross (loss) profit	(469,416)	10,648	(26,004)

Operating expenses:
Research and development	27,848	15,059	12,750
Selling, general and administrative	79,348	43,202	37,685
Impairment of long-lived assets	6,430	—	—
Change in fair value of contingent consideration	1,160	—	—
Total operating expenses	114,786	58,261	50,435

Operating loss	(584,202)	(47,613)	(76,439)

Interest and other expense, net	(60,484)	(35,691)	(22,750)
Gain (loss) on extinguishment of debt	17,686	(518)	—
Change in fair value of common stock warrant liability	—	79	4,286

Loss before income taxes	$(627,000)	$(83,743)	$(94,903)

Income tax benefit	30,845	—	9,295

Net loss attributable to the Company	$(596,155)	$(83,743)	$(85,608)

Preferred stock dividends declared, deemed dividends and accretion of discount	(26)	(1,812)	(52)
Net loss attributable to common stockholders	$(596,181)	$(85,555)	$(85,660)

Net loss per share:
Basic and diluted	$(1.68)	$(0.36)	$(0.39)

Weighted average number of common stock outstanding	354,790,106	237,152,780	218,882,337

See notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31, 2020, 2019 and 2018

(In thousands)

		2019	2018
	2020	(as restated)	(as restated)
Net loss attributable to the Company	$(596,155)	$(83,743)	$(85,608)
Other comprehensive gain (loss) - foreign currency translation adjustment	1,163	(296)	(610)
Comprehensive loss attributable to the Company	$(594,992)	$(84,039)	$(86,218)

Preferred stock dividends declared, deemed dividends and accretion of discount	(26)	(1,812)	(52)
Comprehensive loss attributable to common stockholders	$(595,018)	$(85,851)	$(86,270)

See notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2020, 2019 and 2018

(In thousands, except share amounts)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity (Deficit)
December 31, 2017, as restated	229,073,517	$2,291	$1,250,899	$2,194	587,151	$(3,102)	$(1,182,053)	$70,229
Cumulative effect from the adoption of ASC 842, as restated							1,200	1,200
Net loss attributable to the Company, as restated	—	—	—	—	—	—	(85,608)	(85,608)
Other comprehensive loss	—	—	—	(610)	—	—	—	(610)
Stock-based compensation	741,216	8	8,763	—	—	—	—	8,771
Stock dividend	29,762	—	52	—	—	—	(52)	—
Public offerings, common stock, net	3,804,654	38	6,978	—	—	—	—	7,016
Stock option exercises	511,412	5	168	—	17,606	(35)	—	138
Equity component of convertible senior notes, net of issuance costs and income tax benefit, as restated	—	—	28,586	—	—	—	—	28,586
Purchase of capped call	—	—	(16,000)	—	—	—	—	(16,000)
Purchase of common stock forward	—	—	—	—	14,397,906	(27,500)	—	(27,500)
Exercise of warrants	100	—	—	—	—	—	—	—
Provision for common stock warrants	—	—	10,190	—	—	—	—	10,190
December 31, 2018, as restated	234,160,661	$2,342	$1,289,636	$1,584	15,002,663	$(30,637)	$(1,266,513)	$(3,588)
Net loss attributable to the Company, as restated	—	—	—	—	—	—	(83,743)	(83,743)
Other comprehensive loss, as restated	—	—	—	(296)	—	—	—	(296)
Stock-based compensation	1,876,503	19	10,871	—	—	—	—	10,890
Stock dividend	19,286	—	52	—	—	—	(52)	—
Public offerings, common stock, net, as restated	62,333,585	622	157,722	—	—	—	—	158,344
Stock option exercises	1,151,307	12	1,784	—	256,382	(579)	—	1,217
Exercise of warrants	5,250,750	53	14,099	—	—	—	—	14,152
Provision for common stock warrants	—	—	6,513	—	—	—	—	6,513
Accretion of discount, preferred stock	—	—	(1,978)	—	—	—	—	(1,978)
Conversion of preferred stock	13,845,468	138	28,254	—	—	—	—	28,392
December 31, 2019, as restated	318,637,560	$3,186	$1,506,953	$1,288	15,259,045	$(31,216)	$(1,350,307)	$129,904
Net loss attributable to the Company	—	—	—	—	—	—	(596,155)	(596,155)
Other comprehensive gain	—	—		1,163	—	—	—	1,163
Stock-based compensation	439,649	4	17,131	—	—	—	—	17,135
Stock dividend	5,156	—	26	—	—	—	(26)	—
Public offerings, common stock, net	78,976,250	790	1,270,872	—	—	—	—	1,271,662
Stock option exercises	18,056,200	181	41,060	—	667,023	(9,218)	—	32,023
Equity component of 3.75% Convertible Senior Notes issued, net of issuance costs and income tax expense	—	—	100,761	—	—	—	—	100,761
Purchase of capped calls	—	—	(16,253)	—	—	—	—	(16,253)
Termination of capped calls	—	—	24,158	—	—	—	—	24,158
Exercise of warrants	5,180,457	52	(52)	—	—	—	—	—
Provision for common stock warrants	—	—	439,915	—	—	—	—	439,915
Accretion of discount, preferred stock	—	—	(29)	—	—	—	—	(29)
Conversion of preferred stock	2,998,526	30	1,149	—	—	—	—	1,179
Conversion of 5.5% and 7.5% Convertible Senior Notes	30,615,615	306	62,247	—	—	—	—	62,553
Repurchase of 5.5% Convertible Senior Notes, net of income tax benefit	9,409,591	94	(50,864)	—	—	—	—	(50,770)
Shares issued for acquisitions	9,658,465	97	49,576	—	—	—	—	49,673
December 31, 2020	473,977,469	$4,740	$3,446,650	$2,451	15,926,068	$(40,434)	$(1,946,488)	$1,466,919

See notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
		(as restated)	(as restated)
Operating Activities
Net loss attributable to the Company	$(596,155)	$(83,743)	$(85,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	14,434	11,938	11,832
Amortization of intangible assets	1,135	698	693
Stock-based compensation	17,135	10,890	8,771
(Gain) loss on extinguishment of debt	(17,686)	518	—
Provision for bad debts and other assets	700	1,981	1,626
Amortization of debt issuance costs and discount on convertible senior notes	17,061	9,006	6,347
Provision for common stock warrants	425,047	6,513	10,190
Loss on disposal of leased assets	—	212	—
Fair value adjustment to contingent consideration	(1,160)	—	—
Impairment of long-lived assets	6,430	—	—
Change in fair value of common stock warrant liability	—	(79)	(4,286)
Deferred income tax benefit	(30,845)	—	(9,295)
Loss (benefit) on service contracts	33,125	(1,643)	5,345
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(15,701)	10,594	(14,666)
Inventory	(63,389)	(24,633)	19,193
Prepaid expenses and other assets	(18,401)	(8,110)	(4,654)
Accounts payable, accrued expenses, and other liabilities	51,880	17,234	(10,160)
Deferred revenue	20,914	(4,700)	6,322
Net cash used in operating activities	(155,476)	(53,324)	(58,350)
Investing activities
Purchases of property, plant and equipment	(22,526)	(5,683)	(5,142)
Purchase of intangible assets	(1,957)	(2,404)	(929)
Purchases of equipment related to PPA and equipment related to fuel delivered to customers	(25,738)	(6,532)	(13,501)
Net cash paid for acquisitions	(45,113)	—	—
Proceeds from sale of leased assets	—	375	—
Net cash used in investing activities	(95,334)	(14,244)	(19,572)
Financing activities
Proceeds from issuance of preferred stock and warrants, net of transaction costs	—	14,089	30,934
Proceeds from public offerings, net of transaction costs	1,271,714	158,343	7,195
Proceeds from exercise of stock options	32,023	1,217	138
Payments for redemption of preferred stock	—	(4,040)	—
Proceeds from issuance of convertible senior notes, net	205,098	39,052	95,856
Repurchase of convertible senior notes	(90,238)	—	—
Purchase of capped calls and common stock forward	(16,253)	—	(43,500)
Proceeds from borrowing of long-term debt, net of transaction costs	—	119,186	—
Proceeds from termination of capped calls	24,158	—	—
Principal payments on long-term debt	(48,020)	(25,345)	(16,190)
Proceeds from finance obligations	65,259	83,668	76,175
Proceeds from long-term debt, net	99,000	—	—
Repayments of finance obligations	(27,212)	(59,196)	(30,531)
Net cash provided by financing activities	1,515,529	326,974	120,077
Effect of exchange rate changes on cash	65	(59)	(57)
Increase in cash, cash equivalents and restricted cash	1,264,784	259,347	42,098
Cash, cash equivalents, and restricted cash beginning of period	369,500	110,153	68,055
Cash, cash equivalents, and restricted cash end of period	$1,634,284	$369,500	$110,153

Supplemental disclosure of cash flow information
Cash paid for interest	$28,942	$19,180	$13,057

Summary of non-cash investing and financing activity
Recognition of right of use assets	$55,651	52,924	$41,679
Net tangible assets acquired in a business combination	8,751	—	—
Intangible assets acquired in a business combination	32,268	—	—
Conversion of convertible notes to common stock	62,553	—	—
Net transfers between inventory and long-lived assets	—	—	18,175
Conversion of preferred stock to common stock	1,179	28,392	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Nature of Operations

Description of Business

Plug Power is facilitating the paradigm shift to an increasingly electrified world by innovating cutting-edge hydrogen and fuel cell solutions.  In our core business, we provide and continue to develop commercially-viable hydrogen and fuel cell product solutions to replace lead-acid batteries in electric material handling vehicles and industrial trucks for some of the world’s largest retail-distribution and manufacturing businesses. We are focusing our efforts on industrial mobility applications, including  electric forklifts and electric industrial vehicles, at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility, and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products have proven valuable with telecommunications, transportation, and utility customers as robust, reliable, and sustainable power solutions.

Our current products and services include:

GenDrive: GenDrive is our hydrogen fueled PEM fuel cell system providing power to material handling electric vehicles, including class 1, 2, 3 and 6 electric forklifts, Automated Guided Vehicles (“AGVs”) and ground support equipment;

GenFuel:  GenFuel is our liquid hydrogen fueling delivery, generation, storage, and dispensing system;

GenCare: GenCare is our ongoing ‘internet of things’-based maintenance and on-site service program for GenDrive fuel cell systems, GenSure fuel cell systems, GenFuel hydrogen storage and dispensing products and ProGen fuel cell engines;

GenSure:  GenSure is our stationary fuel cell solution providing scalable, modular Proton Exchange Membrane (PEM) fuel cell power to support the backup and grid-support power requirements of the telecommunications, transportation, and utility sectors; GenSure High Power Fuel Cell Platform will support large scale stationary power and data center markets.

GenKey: GenKey is our vertically integrated “turn-key” solution combining either GenDrive or GenSure fuel cell power with GenFuel fuel and GenCare aftermarket service, offering complete simplicity to customers transitioning to fuel cell power;

ProGen:  ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans. This includes the Plug Power MEA (membrane electrode assembly), a critical component of the fuel cell stack used in zero-emission fuel cell electric vehicle engines; and

GenFuel Electrolyzers: GenFuel electrolyzers are modular, scalable hydrogen generators optimized for clean hydrogen production. Electrolyzers generate hydrogen from water using electricity and a special membrane and “green” hydrogen is generated by using renewable energy inputs, such as solar or wind power.

We provide our products worldwide through our direct product sales force, and by leveraging relationships with original equipment manufacturers (“OEMs”) and their dealer networks. Plug Power is targeting Asia and Europe for expansion in adoption. Europe has rolled out ambitious targets for the hydrogen economy and Plug Power is executing on its strategy to become one of the European leaders. This includes a targeted account strategy for material handling as well as securing strategic partnerships with European original equipment manufacturers, or OEMs, energy companies, utility leaders and accelerating our electrolyzer business. We manufacture our commercially viable products in Latham, New York, Rochester, New York and Spokane, Washington and support liquid hydrogen generation and logistics in Charleston, Tennessee.

Notes to Consolidated Financial Statements (Continued)

Liquidity

During 2020, the Company issued and sold 79.0 million shares in two separate, registered equity offerings, resulting in net proceeds of approximately $1.3 billion. See Note 16, “Stockholders’ Equity, as restated.” In May 2020, the Company issued $212.5 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025, in a private placement to qualified institutional buyers. See Note 15, “Convertible Senior Notes,” as amended.

As of December 31, 2020, the Company had $1.3 billion of cash and cash equivalents and $321.9 million of restricted cash. In January and February 2021, the Company issued and sold in another registered equity offering an aggregate of 32.2 million shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $1.8 billion. Furthermore in February 2021, the Company completed the previously announced sale of its common stock in connection with a strategic partnership with SK Holdings Co., Ltd. (“SK Holdings”) to accelerate the use of hydrogen as an alternative energy source in Asian markets. The Company sold 54,996,188 shares of its common stock to a subsidiary of SK Holdings at a purchase price of $29.2893 per share, or an aggregate purchase price of approximately $1.6 billion. See Note 23, “Subsequent Events,” for more details.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $596.2 million, $85.6 million and $85.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company’s cash used in operations totaled $155.5 million, $53.3 million, and $58.4 million for the year ended December 31, 2020, 2019 and 2018, and has an accumulated deficit of $1.9 billion at December 31, 2020.

The Company’s significant obligations consisted of the following as of December 31, 2020:

(i)	Operating and finance leases totaling $113.9 million and $5.4 million, respectively, of which $14.3 million and $903 thousand, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

(ii)	Finance obligations totaling $181.6 million of which approximately $32.7 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

(iii)	Long-term debt, primarily related to the Company’s loan and security agreement (Loan Agreement) with Generate Lending, LLC (Generate Capital) totaling $175.4 million of which $25.4 million is classified as short term on the consolidated balance sheets. See Note 14, “Long-Term Debt”, for more details.

(iv)	Convertible senior notes totaling $85.6 million at December 31, 2020. See Note 15, “Convertible Senior Notes, as restated” for more details.

The Company believes that its current working capital of $1.4 billion at December 31, 2020, which includes unrestricted cash and cash equivalents of $1.3 billion, together with proceeds from the January 2021 registered equity offering and SK group investment, will provide sufficient liquidity to fund operations for a least one year after the date the financial statements are issued.

The Company plans to invest a portion of its available cash to expand its current production and manufacturing capacity and to fund strategic acquisitions and partnerships and capital projects. Future use of the Company’s funds is discretionary and the Company believes that its future working capital and cash position will be sufficient to fund operations even after these growth investments.

Notes to Consolidated Financial Statements (Continued)

2.  Restatement of Previously Issued Consolidated Financial Statements

Restatement Background

On March 12, 2021, management in concurrence with the Company’s Audit Committee of the Board of Directors (the “Audit Committee”), concluded that our 2019 and 2018 consolidated financial statements, included in our Annual Reports on Form 10-K as of and for the fiscal years ended December 31, 2019 and 2018, and our unaudited consolidated financial statements as of and for each of the first three quarterly periods in 2020 and all quarterly periods in 2019, included in our Quarterly Reports on Form 10-Q for the respective periods,  (collectively the “Prior Period Financial Statements”) should no longer be relied upon due to misstatements that are described below, and that we would restate such financial statements to make the necessary accounting corrections. In addition, we have restated the statement of operations for the three months ended December 31, 2019, which was previously disclosed as a note in its form 10-K for the year ended December 31, 2019. Details of the restated consolidated financial statements as of and for the fiscal years ended December 31, 2019 and 2018 are provided below (“Restatement Items”). In addition, details of the restated interim financial information for each of the quarterly periods in fiscal 2019 and for the first three quarters of fiscal 2020, are presented in Note 3, “Unaudited Quarterly Financial data and Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements”.  The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of these corrections were material to the Prior Period Financial Statements. As a result of the material misstatements, we have restated our Prior Period Financial Statements, in accordance with ASC 250, Accounting Changes and Error Corrections (the “Restated Financial Statements”).

The Restatements Items reflect adjustments to correct errors on the balance sheets to reduce the carrying amount of certain right of use assets and lease liabilities associated with leases, increase the loss accrual relating to service contracts, a reclassification of costs resulting in a decrease in Operating expenses - Research and development expense and a corresponding increase in Cost of revenue, the recording of a deemed dividend, and correction of a cumulative adjustment upon adoption of a new accounting standard to a correction of an error.  The nature and impact of these adjustments are described below and also detailed in the tables below. Also see Note 3, “Unaudited Quarterly Financial Data and Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements,” for the impact of these adjustments on each of the quarterly periods.

Restatement Items

Right of use assets relating to operating leases – The Company incorrectly calculated the lease liability and the related right of use asset associated with sale/leaseback transactions. The Company sells equipment to financial institutions and leases it back.  The Company then uses these assets to fulfill its obligations under Power Purchase Agreements (“PPAs”). There are two elements to the transactions with financial institutions – a sale (and leaseback) of equipment and a debt component.  The debt component of the proceeds received from the financial institution relates to the sale of future revenues to be generated from the related PPA. The lease liability and corresponding right of use asset should be based on the present value of the portion of the future payments to the third-party financial institution that represent the lease component (i.e. excluding the portion representing the debt service repayments). Historically, the Company incorrectly included the entire repayment amount when determining the lease liability and corresponding right of use asset. The Company separately recorded a debt obligation related to the cash received for the sale of future revenues.  The result of the correction is that at inception of the lease, the lease liability and the corresponding right of use asset were reduced to exclude the double-counting of the debt portion of the obligation.  The corrections at December 31, 2019 resulted in the reduction of both the lease liability and right of use asset of $112.7 million.  Similar adjustments were made for the balance sheets for the quarterly periods of 2019 and 2020. The lease liability for operating leases and related right of use asset are both presented separately on the consolidated balance sheets.  The overall impact on the consolidated statements of operations was not significant to any of the periods presented and related to depreciation, interest expense, and cost of sales.

Loss accrual provision – The Company did not properly estimate the loss accrual related to its extended maintenance contracts.  As a result of the error in classification of research and development costs discussed below, the Company

Notes to Consolidated Financial Statements (Continued)

did not consider all relevant historical costs when estimating future service costs when determining whether a loss accrual for extended maintenance contracts was necessary.  Additionally, the Company did not consider the service costs related to hydrogen infrastructure, nor the provision for warrants, when estimating the need for a loss accrual on extended maintenance contracts. When properly considering these costs, additional loss accruals for extended maintenance contracts were required to be recorded. The corrections resulted in a ($1.6) million benefit for loss accrual for the year ended December 31, 2019, inclusive of the partial release of the 2018 loss accrual, and a provision for loss accrual of $5.3 million for the year ended December 31, 2018.

Research and development expense – The Company did not properly present certain costs related to related to research and development activities. Some of these costs were presented as research and development costs and should have been classified as costs of revenue. Correction of this error resulted in an increase in gross loss of $19.5 million and $21.2 million for the years ended December 31, 2019 and 2018, respectively. The tables below provide a summary of the adjustments between cost of revenue and research and development.

	As of December 31, 2019	As of December 31, 2018
	Restatement	Restatement
	Adjustments	Adjustments
Cost of revenue:
Services performed on fuel cell systems and related infrastructure	$6,986	$7,954
Power Purchase Agreements	2,539	4,264
Sales of fuel cell systems and related infrastructure	1,121	614
Fuel delivered to customers	8,846	8,325
Total cost of revenue	19,492	21,157

Research and development	(19,492)	(21,157)

Series E Redeemable Convertible Preferred Stock Deemed Dividend – During 2019, the Company did not properly account for certain conversions of its Series E Redeemable Convertible Preferred Stock Deemed Dividend as a repurchase settled in common stock. The correction of this error resulted in the Company recording a deemed dividend during 2019 for approximately $1.8 million. This error correction had no impact on total equity and increased the net loss attributable to shareholders by $1.8 million.

Adoption of ASC 842 – The Company determined that the $3.4 million amount previously reported as the cumulative effect of adoption of ASC 842 on January 1, 2018 is actually a correction of errors made in lease accounting through December 31, 2017, under the prior accounting standards. Accordingly, the accumulated deficit at December 31, 2017 has been restated to reflect this accounting.

Other adjustments

In addition to the Restatement Items, the Company has corrected other adjustments. While these other adjustments are quantitatively immaterial, individually and in the aggregate, because we are correcting for the material errors, we have decided to correct these other adjustments as well.

Reclassifications have been made, whenever necessary, to prior period financial statements to conform to the current period presentation for the years ended December 31, 2019 and 2018.

Notes to Consolidated Financial Statements (Continued)

Summary impact of Restatement Items and Other Adjustments to Prior Period Financial Statements

The following tables present the effect of the Restatement Items, as well as other adjustments, on the Company’s consolidated balance sheets for the periods indicated (in thousands, except per share):

	As of December 31, 2019
	As previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Assets
Current assets:
Cash and cash equivalents	$139,496	$—	$139,496
Restricted cash	54,813	—	54,813
Accounts receivable	25,448	320	25,768	d
Inventory	72,391	—	72,391
Prepaid expenses and other current assets	21,192	—	21,192
Total current assets	313,340	320	313,660

Restricted cash	175,191	—	175,191
Property, plant, and equipment, net	14,959	—	14,959
Right of use assets related to finance leases, net	—	1,714	1,714	a
Right of use assets related to operating leases, net	—	63,266	63,266	a, b
Equipment related to power purchase agreements and fuel delivered to customers, net	244,740	(176,971)	67,769	a, b
Goodwill	8,842	—	8,842
Intangible assets, net	5,539	—	5,539
Other assets	8,573	—	8,573
Total assets	$771,184	$(111,671)	$659,513

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,376	$—	$40,376
Accrued expenses	14,213	196	14,409	d
Deferred revenue	11,691	—	11,691
Operating lease liabilities	—	9,428	9,428	a, b
Finance lease liabilities	—	226	226	a
Finance obligations	49,507	(24,840)	24,667	a, b
Current portion of long-term debt	26,461	—	26,461
Other current liabilities	8,543	(1,839)	6,704	b, c
Total current liabilities	150,791	(16,829)	133,962
Deferred revenue	23,369	(199)	23,170	d
Operating lease liabilities	—	50,937	50,937	a, b
Finance lease liabilities	—	2,011	2,011	a
Finance obligations	265,228	(145,806)	119,422	a, b
Convertible senior notes, net	110,246	185	110,431	d
Long-term debt	85,708	—	85,708
Other liabilities	13	2,805	2,818	c
Total liabilities	635,355	(106,896)	528,459

Redeemable preferred stock:
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: 2,620 at December 31, 2019	709	—	709
Series E convertible preferred stock, $0.01 par value per share; Shares authorized: 35,000 at December 31, 2019; Issued and outstanding: 500 at December 31, 2019	441	—	441
Stockholders’ equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued: 318,637,560 at December 31, 2019	3,186	—	3,186
Additional paid-in capital	1,507,116	(163)	1,506,953	d
Accumulated other comprehensive income	1,400	(112)	1,288	d
Accumulated deficit	(1,345,807)	(4,500)	(1,350,307)
Less common stock in treasury: 15,259,045 at December 31, 2019	(31,216)	—	(31,216)
Total stockholders’ equity	134,679	(4,775)	129,904
Total liabilities, redeemable preferred stock, and stockholders’ equity	$771,184	$(111,671)	$659,513

As of December 31, 2019

(a)	The "as previously reported" balances for equipment related to power purchase agreements and fuel delivered to customers, net (previously captioned leased assets, net) and the current and long-term finance obligations have been reclassified to conform to current period presentations, as follows at December 31, 2019:
●	$176.0 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to right of use assets related to operating leases, net;
●	$1.7 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to right of use asset related to finance leases, net;
●	$25.8 million was reclassified from current finance obligations to current operating lease liabilities;
●	$145.5 million was reclassified from non-current finance obligations to non-current operating lease liabilities;
●	$226 thousand was reclassified from current finance obligations to current finance lease liabilities, respectively; and
●	$2.0 million was reclassified from non-current finance obligations to non-current finance lease liabilities
(b)	The correction of the misstatement associated with the right of use assets relating to operating leases resulted in the following at December 31, 2019:
●	the right of use assets related to operating leases, net had a decrease of $112.7 million;
●	equipment related to power purchase agreements and lessor property, net had an increase of $767 thousand;
●	current operating lease liabilities had a decrease of $16.4 million;

Notes to Consolidated Financial Statements (Continued)

●	non-current operating lease liabilities had a decrease of $94.6 million;
●	the current finance obligations had a $1.2 million increase;
●	the non-current finance obligation had an increase of $1.7 million; and
●	other current liabilities decreased $2.7 million.
(c)	Loss accrual provision: The correction of this misstatement resulted in an increase of $897 thousand to other current liabilities and an increase of $2.8 million to other long-term liabilities at December 31, 2019.
(d)	Other adjustments: Immaterial adjustments at December 31, 2019 resulted in an increase to accounts receivable of $320 thousand. An increase to accrued expenses of $196 thousand. A decrease to deferred revenue of $199 thousand. An increase in convertible senior notes, net of $185 thousand, and a decrease of $163 thousand to additional paid in capital and a $112 thousand decrease to accumulated other comprehensive income.

The following tables present the effect of the Restatement Items, as well as other adjustments, on the Company’s consolidated statements of operations for the periods indicated (in thousands, except share and per share amounts):

	For the Year Ended December 31, 2019
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Net revenue:
Sales of fuel cell systems and related infrastructure	$149,884	$36	$149,920	d
Services performed on fuel cell systems and related infrastructure	25,217	—	25,217
Power Purchase Agreements	25,853	(300)	25,553	d
Fuel delivered to customers	29,099	—	29,099
Other	186	—	186
Net revenue	230,239	(264)	229,975
Cost of revenue:
Sales of fuel cell systems and related infrastructure	96,859	1,056	97,915	a, d
Services performed on fuel cell systems and related infrastructure	28,801	5,781	34,582	a, c,d
Benefit for loss contracts related to service	—	(394)	(394)	c
Power Purchase Agreements	40,056	1,721	41,777	a, b,d
Fuel delivered to customers	36,357	8,890	45,247	a, d
Other	200	—	200
Total cost of revenue	202,273	17,054	219,327

Gross profit	27,966	(17,318)	10,648

Operating expenses:
Research and development	33,675	(18,616)	15,059	a,d
Selling, general and administrative	44,333	(1,131)	43,202	b,d
Total operating expenses	78,008	(19,747)	58,261

Operating loss	(50,042)	2,429	(47,613)

Interest and other expense, net	(35,502)	(189)	(35,691)	b,d
Change in fair value of common stock warrant liability	79	—	79
Gain (loss) on extinguishment of debt	—	(518)	(518)	d

Loss before income taxes	$(85,465)	$1,722	$(83,743)

Income tax benefit	—	—	—

Net loss attributable to the Company	$(85,465)	$1,722	$(83,743)

Preferred stock dividends declared, deemed dividends and accretion of discount	(52)	(1,760)	(1,812)	e
Net loss attributable to common stockholders	$(85,517)	$(38)	$(85,555)

Net loss per share:
Basic and diluted	$(0.36)		$(0.36)

Weighted average number of common stock outstanding	237,152,780		237,152,780

For the year ended December 31, 2019

(a)	Research and development: The correction of this misstatement resulted in a net decrease of $19.5 million to research and development, and an increase of $1.1 million to the cost of revenue of fuel cell systems and related infrastructure, an increase of $7 million to the cost of revenue of services performed on fuel cell systems and related infrastructure, an increase of $2.5 million to the cost of power purchase agreements and an increase in the cost of fuel delivered to customers of $8.9 million at December 31, 2019.
(b)	Right of use asset: The correction of this misstatement resulted in a net decrease to cost of revenue for power purchase agreements of $747 thousand. An increase to selling, general, and administrative expense of $25 thousand, and an increase to interest and other expense, net of $522 thousand.
(c)	Loss accrual provision: The correction of this misstatement resulted in a net decrease to cost of revenue for services performed on fuel cell systems and related infrastructure of $1.2 million and a net decrease to the provision for loss contracts related to service of $394 thousand for the period ended December 31, 2019.
(d)	Other adjustments: Immaterial adjustments for the period ended December 31, 2019 resulted in the following: a net increase of $36 thousand to revenue from sales of fuel cell systems and related infrastructure. A net decrease to revenue from power purchase agreements of $300 thousand. A net decrease of $65 thousand to the cost of revenue for sales of fuel cell systems and related infrastructure. A net increase to the cost of revenue for services performed on fuel cell systems and related infrastructure of $44 thousand. A net decrease to cost of revenue for power purchase agreements of $70 thousand. A net increase of $44 thousand to cost of revenue related to fuel delivered to customers. A net increase to research and development expense of $876 thousand. A net decrease to selling general and administrative expense of $1.1 million, a net increase to interest and other expense, net of $185 thousand and an increase of $518 thousand loss on the extinguisment of debt (which was previously reported as interest and other expense, net of $518 thousand).
(e)	Series E redeemable convertible preferred stock deemed dividend: The correction of this misstatement resulted in a net increase of $1.8 million to preferred stock dividends declared, deemed dividends and accretion of discount.

Notes to Consolidated Financial Statements (Continued)

	For the Year Ended December 31, 2018
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Net revenue:
Sales of fuel cell systems and related infrastructure	$107,292	$(117)	$107,175	d
Services performed on fuel cell systems and related infrastructure	22,002	—	22,002
Power Purchase Agreements	22,869	(300)	22,569	d
Fuel delivered to customers	22,469	—	22,469
Net revenue	174,632	(417)	174,215
Cost of revenue:
Sales of fuel cell systems and related infrastructure	84,439	766	85,205	a,d
Services performed on fuel cell systems and related infrastructure	23,698	8,573	32,271	a, d
Provision for loss contracts related to service	—	5,345	5,345	c
Power Purchase Agreements	36,161	5,200	41,361	a, b
Fuel delivered to customers	27,712	8,325	36,037	a
Total cost of revenue	172,010	28,209	200,219

Gross (loss) profit	2,622	(28,626)	(26,004)

Operating expenses:
Research and development	33,907	(21,157)	12,750	a
Selling, general and administrative	38,198	(513)	37,685	d
Total operating expenses	72,105	(21,670)	50,435

Operating loss	(69,483)	(6,956)	(76,439)

Interest and other expense, net	(22,135)	(615)	(22,750)	b
Change in fair value of common stock warrant liability	4,286	—	4,286

Loss before income taxes	$(87,332)	$(7,571)	$(94,903)

Income tax benefit	9,217	78	9,295	d

Net loss attributable to the Company	$(78,115)	$(7,493)	$(85,608)

Preferred stock dividends declared, deemed dividends and accretion of discount	(52)	—	(52)
Net loss attributable to common stockholders	$(78,167)	$(7,493)	$(85,660)

Net loss per share:
Basic and diluted	$(0.36)		$(0.39)

Weighted average number of common stock outstanding	218,882,337		218,882,337

For the year ended December 31, 2018

(a)	Research and development: The correction of this misstatement resulted in a net decrease of $21.2 million to research and development, and an increase of $614 thousand to the cost of sales of fuel cell systems and related infrastructure, an increase of $8.0 million to the cost of services performed on fuel cell systems and related infrastructure, an increase of $4.2 million to the cost of power purchase agreements and an increase in the cost of fuel delivered to customers of $8.3 million at December 31, 2018.
(b)	Right of use asset: The correction of this misstatement resulted in a net increase to cost of revenue for power purchase agreements of $937 thousand, and an increase to interest and other expense, net of $615 thousand.
(c)	Loss accrual provision: The correction of this misstatement resulted in a net increase to the provision for loss contracts related to service of $5.3 million for the period ended December 31, 2018.
(d)	Other adjustments: Immaterial adjustments for the period ended December 31, 2018 resulted in the following: a net decrease of $117 thousand to revenue from sales of fuel cell systems and related infrastructure. A net decrease to revenue from power purchase agreements of $300 thousand. A net increase of $152 thousand to the cost of revenue for sales of fuel cell systems and related infrastructure. A net increase to the cost of revenue for services performed on fuel cell systems and related infrastructure of $619 thousand. A net decrease to selling general and administrative expense of $513 thousand and an increase to the income tax benefit of $78 thousand.

The following tables present the effect of the Restatement Items, as well as other adjustments, on the Company’s consolidated statements of comprehensive loss for the periods indicated (in thousands):

	For the year ended December 31, 2019			For the year ended December 31, 2018
	As Previously	Cumulative		As Previously	Cumulative		Restatement
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated	References

Net loss attributable to the Company	$(85,465)	$1,722	$(83,743)	$(78,115)	$(7,493)	$(85,608)
Other comprehensive loss - foreign currency translation adjustment	(184)	(112)	(296)	(610)	—	(610)	b
Comprehensive loss attributable to the Company	$(85,649)	$1,610	$(84,039)	$(78,725)	$(7,493)	$(86,218)

Preferred stock dividends declared, deemed dividends and accretion of discount	(52)	(1,760)	(1,812)	(52)	—	(52)	a
Comprehensive loss attributable to common stockholders	(85,701)	(150)	(85,851)	(78,777)	(7,493)	(86,270)

For the year ened December 31, 2019 and 2018

(a)	Series E convertible preferred stock deemed dividend: The correction of this misstatement resulted in a net decrease of $1.8 million to preferred stock dividends declared, deemed dividends and accretion of discount to the period ended December 31, 2019.

Notes to Consolidated Financial Statements (Continued)

(b)	Other adjustments: Immaterial adjustment for the period ended December 31, 2019 resulted in a net increase of $112 thousand for the other comprehensive loss related to the foreign currency translation adjustment.

The following tables present the effect of the Restatement Items, as well as other adjustments, on the Company’s consolidated statements of stockholders’ equity (deficit) for the periods indicated (in thousands, except share amounts):

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’	Restatement
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity (Deficit)	References
BALANCE - December 31, 2017 (As Previously Reported)	229,073,517	$2,291	$1,250,899	$2,194	587,151	$(3,102)	$(1,178,636)	$73,646
Cumulative adjustments	—	—	—	—	—	—	(3,417)	(3,417)	a,b
BALANCE - December 31, 2017 (As Restated)	229,073,517	2,291	1,250,899	2,194	587,151	(3,102)	(1,182,053)	70,229

BALANCE - December 31, 2018 (As Previously Reported)	234,160,661	$2,342	$1,289,714	$1,584	15,002,663	$(30,637)	$(1,260,290)	$2,713
Cumulative adjustments	—	—	(78)	—	—	—	(6,223)	(6,301)	a,b
BALANCE - December 31, 2018 (As Restated)	234,160,661	2,342	1,289,636	1,584	15,002,663	(30,637)	(1,266,513)	(3,588)

BALANCE - December 31, 2019 (As Previously Reported)	318,637,560	$3,186	$1,507,116	$1,400	15,259,045	$(31,216)	$(1,345,807)	$134,679
Cumulative adjustments	—	—	(163)	(112)	—	—	(4,500)	(4,775)	a,b
BALANCE - December 31, 2019 (As Restated)	318,637,560	$3,186	$1,506,953	$1,288	15,259,045	$(31,216)	$(1,350,307)	$129,904

As of December 31, 2019 and 2018

(a)	Restatement Items: The correction of material misstatements resulted in a net increase in accumulated deficit of $4.5 million, $6.2 million and $3.4 million as of December 31, 2019, 2018 and 2017, respectively.
(b)	Other adjustments: Immaterial adjustments resulted in the following: for the period ended December 31, 2019, there was a net increase of $112 thousand for the other comprehensive loss related to the foreign currency translation adjustment and a net decrease of $163 thousand in additional paid-in capital; and for the period ended December 31, 2018, there was a net decrease in additional paid-in capital of $78 thousand.

Notes to Consolidated Financial Statements (Continued)

The following tables present the effect of the Restatement Items, as well as other adjustments, on the Company’s consolidated statements of cashflows for the periods indicated (in thousands):

	For the Year Ended December 31, 2019
	As previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Operating Activities
Net loss attributable to the Company	$(85,465)	$1,722	$(83,743)	a
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	11,989	(51)	11,938	b, d
Amortization of intangible assets	698	—	698
Stock-based compensation	10,890	—	10,890
Loss on extinguishment of debt	—	518	518	d
Provision for bad debts and other assets	1,981	—	1,981
Amortization of debt issuance costs and discount on convertible senior notes	8,821	185	9,006	d
Provision for common stock warrants	6,513	—	6,513
Loss on disposal of leased assets	212	—	212
Change in fair value of common stock warrant liability	(79)	—	(79)
Benefit on service contracts	—	(1,643)	(1,643)	c
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	10,646	(52)	10,594	d
Inventory	(24,481)	(152)	(24,633)	d
Prepaid expenses, and other assets	(8,110)	—	(8,110)
Accounts payable, accrued expenses, and other liabilities	19,879	(2,645)	17,234	b, d
Deferred revenue	(5,016)	316	(4,700)	d
Net cash used in operating activities	(51,522)	(1,802)	(53,324)
Investing Activities
Purchases of property, plant and equipment	(5,683)	—	(5,683)
Purchase of intangible assets	(2,404)	—	(2,404)
Purchases of equipment related to PPA and equipment related to fuel delivered to customers	(6,532)	—	(6,532)
Proceeds from sale of leased assets	375	—	375
Net cash used in investing activities	(14,244)	—	(14,244)
Financing Activities
Proceeds from issuance of preferred stock and warrants, net of transaction costs	14,089	—	14,089
Proceeds from public offerings, net of transaction costs	158,428	(85)	158,343	d
Proceeds from exercise of stock options	1,217	—	1,217
Payments for redemption of preferred stock	(4,040)	—	(4,040)
Proceeds from issuance of convertible senior notes, net	39,052	—	39,052
Proceeds from borrowing of long-term debt, net of transaction costs	119,186	—	119,186
Principal payments on long-term debt	(24,827)	(518)	(25,345)	d
Proceeds from finance obligations	83,668	—	83,668
Repayments of finance obligations	(61,713)	2,517	(59,196)	b
Net cash provided by financing activities	325,060	1,914	326,974
Effect of exchange rate changes on cash	53	(112)	(59)	d
Increase in cash, cash equivalents and restricted cash	259,347	—	259,347
Cash, cash equivalents, and restricted cash beginning of period	110,153	—	110,153
Cash, cash equivalents, and restricted cash end of period	$369,500	$—	$369,500

Supplemental disclosure of cash flow information
Cash paid for interest	$19,180	$—	19,180

Summary of non-cash investing and financing activity
Recognition of right of use assets	$127,370	$(74,446)	$52,924	b
Conversion of preferred stock to common stock	28,392	—	28,392

For the year ended December 31, 2019

(a)	Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations sections for the year ended December 31, 2019 above.
(b)	Right of use asset: The correction of this misstatement resulted in a net decrease to operating cashflows of $2.7 million and a net increase to cash provided by financing activities of $2.5 million for the period ended December 31, 2019. In addition there was a net decrease of $74.4 million to the non-cash investing and financing activity related to the recognition of the right of use asset.
(c)	Provision for loss contracts related to service: The correction of this misstatement resulted in a net decrease to operating cashflows of $1.6 million for the period ended December 31 2019.
(d)	Other adjustments: Immaterial adjustments resulted in an net increase to operating cashflows of $906 thousand, a decrease to cash provided by financing activites of $603 thousand and a decrease to effect of exchange rate changes on cash of $112 thousand, for the period ended December 31 2019

Notes to Consolidated Financial Statements (Continued)

	For the Year Ended December 31, 2018
	As previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Operating Activities
Net loss attributable to the Company	$(78,115)	$(7,493)	$(85,608)	a
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	11,014	818	11,832	b, d
Amortization of intangible assets	693	—	693
Stock-based compensation	8,771	—	8,771
Provision for bad debts and other assets	1,626	—	1,626
Amortization of debt issuance costs and discount on convertible senior notes	6,347	—	6,347
Provision for common stock warrants	10,190	—	10,190
Change in fair value of common stock warrant liability	(4,286)	—	(4,286)
Income tax benefit	(9,217)	(78)	(9,295)	d
Loss on service contracts	—	5,345	5,345	c
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(14,398)	(268)	(14,666)	d
Inventory	19,041	152	19,193	d
Prepaid expenses, and other assets	(4,654)	—	(4,654)
Accounts payable, accrued expenses, and other liabilities	(10,266)	106	(10,160)	d
Deferred revenue	5,637	685	6,322	d
Net cash used in operating activities	(57,617)	(733)	(58,350)
Investing Activities
Purchases of property, plant and equipment	(5,142)	—	(5,142)
Purchases of equipment related to PPA and equipment related to fuel delivered to customers	(13,501)	—	(13,501)
Purchase of intangible assets	(929)	—	(929)
Net cash used in investing activities	(19,572)	—	(19,572)
Financing Activities
Proceeds from issuance of preferred stock and warrants, net of transaction costs	30,934	—	30,934
Proceeds from public offerings, net of transaction costs	7,195	—	7,195
Proceeds from exercise of stock options	138	—	138
Proceeds from issuance of convertible senior notes, net	95,856	—	95,856
Purchase of capped calls and common stock forward	(43,500)	—	(43,500)
Principal payments on long-term debt	(16,190)	—	(16,190)
Proceeds from finance obligations	76,175	—	76,175
Repayments of finance obligations	(31,264)	733	(30,531)	b
Net cash provided by financing activities	119,344	733	120,077
Effect of exchange rate changes on cash	(57)	—	(57)
Increase in cash, cash equivalents and restricted cash	42,098	—	42,098
Cash, cash equivalents, and restricted cash beginning of period	68,055	—	68,055
Cash, cash equivalents, and restricted cash end of period	$110,153	$—	$110,153

Supplemental disclosure of cash flow information
Cash paid for interest	$13,057	$—	13,057

Summary of non-cash investing and financing activity
Recognition of right of use assets	$79,057	$(37,378)	$41,679	b
Net transfers between inventory and long-lived assets	18,175	—	18,175

For the year ended December 31, 2018

(a)	Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations and Consolidated Balance Sheets sections for the year ended December 31, 2018 above.
(b)	Right of use asset: The correction of this misstatement resulted in a net increase to operating cashflows of $818 thousand and a net increase to financing cash flows of $733 thousand for the period ended December 31, 2018. In addition, there was a net decrease of $37.4 million to the non-cash investing and financing activity related to the recognition of the right of use asset
(c)	Provision for loss contracts related to service: The correction of this misstatement resulted in a net increase to operating cashflows of $5.3 million for the period ended December 31 2018.
(d)	Other adjustments: Immaterial adjustments resulted in an net increase to cash used in operating cash flows of $597 thousand for the period ended December 31 2018.

3. Unaudited Quarterly Financial data and Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements

The following tables below include corrections to the prior period results, and include the Restatement Items and other adjustments included in Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” as well as the following:

Bonus Accrual – There was a $5.3 million understatement of bonus expense and related payroll expense for the three months ended September 30, 2020 due to the Company not properly estimating the bonus expense for the nine month period ended September 30, 2020.

Notes to Consolidated Financial Statements (Continued)

Right of Use assets and lease liabilities – There was a $2.4 million understatement of right of use assets and lease liabilities at September 30, 2020 due to the Company not properly recognizing lease liabilities and right of use assets for certain leases that renewed during the third quarter of 2020.

Loss accrual provision – There was a $21.0 understatement of the provision for loss contracts as of September 30, 2020 due to the Company not properly estimating the loss accrual related to extended maintenance contracts.

The summary of the quarterly statement of operations are presented as follows:

	Quarters ended
	As Restated
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Net revenue:
Sales of fuel cell systems and related infrastructure	$20,468	$47,746	$83,662	$(246,171)
Services performed on fuel cell systems and related infrastructure	6,521	6,236	6,829	(29,387)
Power Purchase Agreements	6,421	6,579	6,629	6,991
Fuel delivered to customers	7,333	7,372	9,831	(40,608)
Other	76	62	97	76
Net revenue	40,819	67,995	107,048	(309,099)
Gross loss	(9,703)	(15)	(28,584)	(431,114)
Operating expenses	15,883	26,517	25,726	46,660
Operating loss	(25,586)	(26,532)	(54,310)	(477,774)
Net loss attributable to common stockholders	(37,445)	(9,414)	(65,217)	(484,105)
Loss per share:
Basic and Diluted	$(0.12)	$(0.03)	$(0.18)	$(1.35)

	Quarters ended
	As Restated
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Net revenue:
Sales of fuel cell systems and related infrastructure	$2,550	$38,702	$38,883	$69,785
Services performed on fuel cell systems and related infrastructure	6,343	5,341	6,205	7,328
Power Purchase Agreements	6,035	6,334	6,520	6,664
Fuel delivered to customers	6,582	7,089	7,649	7,779
Other	—	—	135	51
Net revenue	21,510	57,466	59,392	91,607
Gross (loss) profit	(7,740)	6,142	4,500	7,746
Operating expenses	12,227	17,221	13,958	14,855
Operating loss	(19,967)	(11,079)	(9,458)	(7,109)
Net loss attributable to common stockholders	(30,560)	(17,351)	(18,366)	(19,277)
Loss per share:
Basic and Diluted	$(0.14)	$(0.08)	$(0.08)	$(0.07)

Notes to Consolidated Financial Statements (Continued)

Summary impact of Restatement Items to previously reported unaudited interim condensed consolidated financial information

The following tables present the Restatement Items, as well as other adjustments, on the Company’s unaudited interim condensed consolidated balance sheets for the periods indicated (in thousands, except per share):

	As of September 30, 2020
	As previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Assets
Current assets:
Cash and cash equivalents	$448,140	$—	$448,140
Restricted cash	55,704	—	55,704
Accounts receivable	113,133	372	113,505	e
Inventory	134,306	(103)	134,203	e
Prepaid expenses and other current assets	26,731	—	26,731
Total current assets	778,014	269	778,283

Restricted cash	227,528	—	227,528
Property, plant, and equipment, net	64,820	—	64,820
Right of use assets related to finance leases, net	—	2,335	2,335	a
Right of use assets related to operating leases, net	—	90,184	90,184	a, b
Equipment related to power purchase agreements and fuel delivered to customers, net	309,475	(237,584)	71,891	a, b
Goodwill	71,962	(140)	71,822	e
Intangible assets, net	39,169	400	39,569	e
Other assets	9,661	—	9,661
Total assets	$1,500,629	$(144,536)	$1,356,093

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,793	$—	$58,793
Accrued expenses	32,031	5,917	37,948	d, e
Deferred revenue	17,226	—	17,226
Operating lease liabilities	—	10,609	10,609	a, b
Finance lease liabilities	—	374	374	a
Finance obligations	63,692	(32,343)	31,349	a, b
Current portion of long-term debt	74,829	—	74,829
Other current liabilities	17,280	3,803	21,083	b, c
Total current liabilities	263,851	(11,640)	252,211
Deferred revenue	29,648	(137)	29,511	e
Operating lease liabilities	—	74,422	74,422	a, b
Finance lease liabilities	—	2,384	2,384	a
Finance obligations	337,150	(196,488)	140,662	a, b
Convertible senior notes, net	105,088	—	105,088
Long-term debt	120,380	—	120,380
Other liabilities	27,068	18,102	45,170	c
Total liabilities	883,185	(113,357)	769,828

Stockholders’ equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued: 406,123,816 at September 30, 2020	4,061	—	4,061
Additional paid-in capital	2,083,199	(30)	2,083,169	e
Accumulated other comprehensive income	1,958	(112)	1,846	e
Accumulated deficit	(1,431,340)	(31,037)	(1,462,377)
Less common stock in treasury	(40,434)	—	(40,434)
Total stockholders’ equity	617,444	(31,179)	586,265
Total liabilities, redeemable preferred stock, and stockholders’ equity	$1,500,629	$(144,536)	$1,356,093

As of September 30, 2020

(a) The "as previously reported" balances for equipment related to power purchase agreements and fuel delivered to customers, net (previously captioned leased assets, net) and the current and long-term finance obligations have been reclassified to conform to current period presentations, as follows at September 30, 2020:

●	$235.8 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to the right of use assets related to operating leases, net:
●	$2.3 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to the right of use asset related to finance leases, net;
●	$32.7 million was reclassified from current finance obligations to current operating lease liabilities;
●	$195.1 million was reclassified from non-current finance obligations to non-current operating lease liabilities;
●	$374 thousand was reclassified from current finance obligations to current finance lease liabilities; and
●	$2.4 million was reclassified from non-current finance obligations to non-current finance lease liabilities.

(b) The correction of the misstatement associated with the right of use assets relating to operating leases resulted in the following at September 30, 2020:

●	the right of use assets related to operating leases, net had a decrease of $145.6 million;
●	equipment related to power purchase agreements and fuel delivered to customers, net had an increase of $535 thousand;
●	current operating lease liabilities had a decrease of $22.1 million;
●	non-current operating lease liabilities had a decrease of $120.6 million;
●	the current and non current finance obligations had an increase of $788 thousand and $1.0 million, respectively; and
●	other current liabilities had a decrease of $2.6 million

Notes to Consolidated Financial Statements (Continued)

(c) Loss accrual provision: The correction of this misstatement resulted in an increase of $6.4 million to other current liabilities and an increase of $18.1 million to other long-term liabilities at September 30, 2020.

(d) Bonus accrual: Adjustments related to the under accrual for bonus expenses resulted in an increase in accrued expenses of $5.3 million at September 30, 2020.

(e) Other adjustments: Immaterial adjustments at September 30, 2020 resulted in the following: An increase to accounts receivable of $372 thousand and a decrease to inventory of $103 thousand. A decrease to goodwill of $140 thousand, and an increase to intangible assets of $400 thousand. An increase in accrued expenses of $703 thousand, a net, a decrease to deferred revenue of $137 thousand, a decrease to additional paid in capital of $30 thousand and a decrease to accumulated other comprehensive income of $112 thousand.

	As of June 30, 2020
	As previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Assets
Current assets:
Cash and cash equivalents	$152,492	$—	$152,492
Restricted cash	50,634	—	50,634
Accounts receivable	45,522	260	45,782	d
Inventory	114,571	—	114,571
Prepaid expenses and other current assets	31,436	—	31,436
Total current assets	394,655	260	394,915

Restricted cash	180,127	—	180,127
Property, plant, and equipment, net	60,018	—	60,018
Right of use assets related to finance leases, net	—	2,389	2,389	a
Right of use assets related to operating leases, net	—	71,789	71,789	a, b
Equipment related to power purchase agreements and fuel delivered to customers, net	274,721	(206,293)	68,428	a, b
Goodwill	70,402	(140)	70,262	d
Intangible assets, net	38,574	400	38,974	d
Other assets	11,817	—	11,817
Total assets	$1,030,314	$(131,595)	$898,719

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,812	$—	$39,812
Accrued expenses	23,320	597	23,917	d
Deferred revenue	14,902	—	14,902
Operating lease liabilities	—	9,453	9,453	a, b
Finance lease liabilities	—	345	345	a
Finance obligations	57,695	(28,901)	28,794	a, b
Current portion of long-term debt	50,933	—	50,933
Other current liabilities	21,692	(2,274)	19,418	b, c
Total current liabilities	208,354	(20,780)	187,574
Deferred revenue	25,038	(190)	24,848	d
Operating lease liabilities	—	58,410	58,410	a, b
Finance lease liabilities	—	2,465	2,465	a
Finance obligations	300,653	(169,000)	131,653	a, b
Convertible senior notes, net	142,704	185	142,889	d
Long-term debt	101,844	—	101,844
Other liabilities	11,756	2,720	14,476	c
Total liabilities	790,349	(126,190)	664,159

Stockholders’ equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued: 348,201,792 at June 30, 2020	3,482	—	3,482
Additional paid-in capital	1,658,532	(94)	1,658,438	d
Accumulated other comprehensive income	1,271	(112)	1,159	d
Accumulated deficit	(1,391,961)	(5,199)	(1,397,160)
Less common stock in treasury	(31,359)	—	(31,359)
Total stockholders’ equity	239,965	(5,405)	234,560
Total liabilities, redeemable preferred stock, and stockholders’ equity	$1,030,314	$(131,595)	$898,719

As of June 30, 2020

(a) The "as previously reported" balances for equipment related to power purchase agreements and fuel delivered to customers, net (previously captioned leased assets, net) and the current and     long-term finance obligations have been reclassified to conform to current period presentations, as follows at June 30, 2020:

●	$204.7 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to right of use assets related to operating leases, net;
●	$2.4 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to right of use asset related to finance leases, net;
●	$29.5 million was reclassified from current finance obligations to current operating lease liabilities;
●	$169.0 million was reclassified from non-current finance obligations to non-current operating lease liabilities;
●	$345 thousand was reclassified from current finance obligations to current finance lease liabilities; and
●	$2.4 million was reclassified from non-current finance obligations to non-current finance lease liabilities.

(b) The correction of the misstatement associated with the right of use assets relating to operating leases resulted in the following at June 30, 2020:

●	the right of use assets related to operating leases, net had a decrease of $132.9 million;
●	equipment related to power purchase agreements and fuel delivered to customers, net had an increase of $837 thousand;
●	current operating lease liabilities had a decrease of $20.1 million;
●	non-current operating lease liabilities had a decrease of $110.6 million;
●	the current and non current finance obligations had an increase of $898 thousand and $2.4 million, respectively; and
●	other current liabilities had a decrease of $3.5 million.

(c) Loss accrual provision: The correction of this misstatement resulted in a net increase of $1.3 million to other current liabilities and a net increase of $2.7 million to other long-term liabilities at June 30, 2020.

Notes to Consolidated Financial Statements (Continued)

(d) Other adjustments: Immaterial adjustments at June 30, 2020 resulted in the following: An increase to accounts receivable of $260 thousand, a decrease to goodwill of $140 thousand, and an increase to intangible assets of $400 thousand. An increase in accrued expenses of $597 thousand, a decrease to deferred revenue of $190 thousand, an increase of $185 thousand to convertible senior notes, a decrease to additional paid in capital of $94 thousand and a decrease to accumulated other comprehensive income of $112 thousand.

	As of March 31, 2020
	As previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Assets
Current assets:
Cash and cash equivalents	$74,340	$—	$74,340
Restricted cash	56,804	—	56,804
Accounts receivable	24,437	297	24,734	d
Inventory	92,972	—	92,972
Prepaid expenses and other current assets	28,500	—	28,500
Total current assets	277,053	297	277,350

Restricted cash	176,070	—	176,070
Property, plant, and equipment, net	16,591	—	16,591
Right of use assets related to finance leases, net	—	1,707	1,707	a
Right of use assets related to operating leases, net	—	64,812	64,812	a, b
Equipment related to power purchase agreements and fuel delivered to customers, net	252,802	(184,400)	68,402	a, b
Goodwill	8,673	—	8,673
Intangible assets, net	5,296	400	5,696	d
Other assets	12,059	—	12,059
Total assets	$748,544	$(117,184)	$631,360

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,503	$—	$35,503
Accrued expenses	14,273	597	14,870	d
Deferred revenue	11,557	—	11,557
Operating lease liabilities	—	8,959	8,959	a, b
Finance lease liabilities	—	204	204	a
Finance obligations	52,047	(25,838)	26,209	a, b
Current portion of long-term debt	27,819	—	27,819
Other current liabilities	10,423	(1,977)	8,446	b, c
Total current liabilities	151,622	(18,055)	133,567
Deferred revenue	22,912	(228)	22,684	d
Operating lease liabilities	—	52,165	52,165	a, b
Finance lease liabilities	—	1,953	1,953	a
Finance obligations	272,171	(150,849)	121,322	a, b
Convertible senior notes, net	112,878	185	113,063	d
Long-term debt	79,119	—	79,119
Other liabilities	13	2,373	2,386	c
Total liabilities	638,715	(112,456)	526,259

Redeemable preferred stock:
Redeemable preferred stock: Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: 2,620 at March 31, 2020	709	—	709
Stockholders’ equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued: 322,220,469 at March 31, 2020	3,222	—	3,222
Additional paid-in capital	1,519,257	(163)	1,519,094	d
Accumulated other comprehensive income	1,164	(112)	1,052	d
Accumulated deficit	(1,383,299)	(4,453)	(1,387,752)
Less common stock in treasury	(31,224)	—	(31,224)
Total stockholders’ equity	109,120	(4,728)	104,392
Total liabilities, redeemable preferred stock, and stockholders’ equity	$748,544	$(117,184)	$631,360

As of March 31, 2020

(a) The "as previously reported" balances for equipment related to power purchase agreements and fuel delivered to customers, net (previously captioned leased assets, net) and the current and long-term finance obligations have been reclassified to conform to current period presentations, as follows at March 31, 2020:

●	$183.4 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to right of use assets related to operating leases, net;
●	$1.7 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to right of use asset related to finance leases, net;
●	$26.6 million was reclassified from current finance obligations to current operating lease liabilities;
●	$151.0 million was reclassified from non-current finance obligations to non-current operating lease liabilities;
●	$204 thousand was reclassified from current finance obligations to current finance lease liabilities; and
●	$1.9 million was reclassified from non-current finance obligations to non-current finance lease liabilities.

              (b)  The correction of the misstatement associated with the right of use assets relating to operating leases resulted in the following at March 31, 2020:

●	the right of use assets related to operating leases, net had a decrease of $118.6 million;
●	equipment related to power purchase agreements and fuel delivered to customers, net had an increase of $725 thousand;
●	current operating lease liabilities had a decrease of $17.7 million;
●	non-current operating lease liabilities had a decrease of $99.0 million;
●	the current finance obligations and non-current finance obligations had an increase of $1.0 million and $2.0 million, respectively; and
●	other current liabilities had a decrease of $3.2 million.

(c) Loss accrual provision: The correction of this misstatement resulted in an increase of $1.2 million to other current liabilities and an increase of $2.4 million to other long-term liabilities at March 31, 2020.

Notes to Consolidated Financial Statements (Continued)

(d) Other adjustments: Immaterial adjustments at March 31, 2020 resulted in the following: An increase to accounts receivable of $297 thousand. An increase to intangible assets of $400 thousand. An increase in accrued expenses of $597 thousand, a decrease to deferred revenue of $228 thousand, an increase of $185 thousand to convertible senior notes, net, a decrease to additional paid in capital of $163 thousand and a decrease to accumulated other comprehensive income of $112 thousand.

	As of September 30, 2019
	As previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Assets
Current assets:
Cash and cash equivalents	$43,275	$—	$43,275
Restricted cash	35,720	—	35,720
Accounts receivable	24,392	345	24,737	d
Inventory	80,601	—	80,601
Prepaid expenses and other current assets	12,804	—	12,804
Total current assets	196,792	345	197,137

Restricted cash	119,322	—	119,322
Property, plant, and equipment, net	14,990	—	14,990
Right of use assets related to finance leases, net	—	1,720	1,720	a
Right of use assets related to operating leases, net	—	47,016	47,016	a, b
Equipment related to power purchase agreements and fuel delivered to customers, net	202,034	(134,786)	67,248	a, b
Goodwill	8,606	—	8,606
Intangible assets, net	5,113	—	5,113
Other assets	9,152	—	9,152
Total assets	$556,009	$(85,705)	$470,304

Liabilities, Redeemable Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$36,851	$—	$36,851
Accrued expenses	9,457	—	9,457
Deferred revenue	11,480	—	11,480
Operating lease liabilities	—	8,666	8,666	a, b
Finance lease liabilities	—	310	310	a
Finance obligations	41,112	(20,643)	20,469	a, b
Current portion of long-term debt	17,202	—	17,202
Other current liabilities	10,238	(1,865)	8,373	b, c
Total current liabilities	126,340	(13,532)	112,808
Deferred revenue	22,444	(231)	22,213	d
Operating lease liabilities	—	36,599	36,599	a, b
Finance lease liabilities	—	2,068	2,068	a
Finance obligations	208,465	(108,796)	99,669	a, b
Common stock warrant liability	98	—	98
Convertible senior notes, net	107,760	185	107,945	d
Long-term debt	78,840	—	78,840
Other liabilities	13	2,821	2,834	c
Total liabilities	543,960	(80,886)	463,074

Redeemable preferred stock, $.01 par value
Series C redeemable convertible preferred stock, $0.01 par value per share 10,431 shares authorized; Issued and outstanding: 2,620 at September 30, 2019	709	—	709
Series E redeemable convertible preferred stock, $0.01 par value per share; Shares authorized: 35,000 at September 30, 2019; Issued and outstanding: 28,269 at September 30, 2019	25,746	—	25,746
Stockholders’ deficit:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued: 253,982,578 at September 30, 2019	2,540	—	2,540
Additional paid-in capital (1)	1,340,859	(78)	1,340,781	d
Accumulated other comprehensive income	929	—	929
Accumulated deficit (1)	(1,327,518)	(4,741)	(1,332,259)
Less common stock in treasury	(31,216)	—	(31,216)
Total stockholders’ deficit	(14,406)	(4,819)	(19,225)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$556,009	$(85,705)	$470,304

(1) The "as previously reported" balances include a decrease in additional paid-in capital of $6.5 million and an increase of $6.5 million to accumulated deficit due to the impact of the adoption of ASU 2019-08 of January 1, 2019.

As of September 30, 2019

(a) The "as previously reported" balances for equipment related to power purchase agreements and fuel delivered to customers, net (previously captioned leased assets, net) and the current and long-term finance obligations have been reclassified to conform to current period presentations, as follows at September 30, 2019:

●	$133.7 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to right of use assets related to operating leases, net;
●	$1.7 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to right of use asset related to finance leases, net;
●	$21.1 million was reclassified from current finance obligations to current operating lease liabilities;
●	$109.3 million was reclassified from non-current finance obligations to non-current operating lease liabilities;
●	$310 thousand was reclassified from current finance obligations to current finance lease liabilities; and
●	$2.1 million was reclassified from non-current finance obligations to non-current finance lease liabilities.

(b) The correction of the misstatement associated with the right of use assets relating to operating leases resulted in the following at September 30, 2019:

●	the right of use assets related to operating leases, net had a decrease of $86.7 million;
●	equipment related to power purchase agreements and fuel delivered to customers, net had an increase of $655 thousand;

Notes to Consolidated Financial Statements (Continued)

●	current operating lease liabilities had a decrease of $12.4 million;
●	non-current operating lease liabilities had a decrease of $72.7 million;
●	the current and non-current finance obligations had a increase of $752 thousand and an increase $2.6 million; and
●	other current liabilities had a decrease of $3.0 million.

(c) Loss accrual provision: The correction of this misstatement resulted in a net increase of $1.2 million to other current liabilities and a net increase of $2.8 million to other long-term liabilities at September 30, 2019.

(d) Other adjustments: Immaterial adjustments at September 30, 2019 resulted in the following: Adjustments related to increases in accounts receivable of $345 thousand, decrease in deferred revenue of $231 thousand, increase in convertible senior notes of $185 thousand and decrease in additional paid in capital of $78 thousand.

	As of June 30, 2019
	As previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Assets
Current assets:
Cash and cash equivalents	$19,845	$—	$19,845
Restricted cash	19,400	—	19,400
Accounts receivable	26,592	252	26,844	d
Inventory	73,190	—	73,190
Prepaid expenses and other current assets	14,001	—	14,001
Total current assets	153,028	252	153,280

Restricted cash	96,082	—	96,082
Property, plant, and equipment, net	14,228	—	14,228
Right of use assets related to finance leases, net	—	1,726	1,726	a
Right of use assets related to operating leases, net	—	39,679	39,679	a, b
Equipment related to power purchase agreements and fuel delivered to customers, net	170,455	(101,473)	68,982	a, b
Goodwill	8,961	—	8,961
Intangible assets, net	5,398	—	5,398
Other assets	8,842	—	8,842
Total assets	$456,994	$(59,816)	$397,178

Liabilities, Redeemable Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$36,946	$—	$36,946
Accrued expenses	4,522	—	4,522
Deferred revenue	11,730	—	11,730
Operating lease liabilities	—	7,512	7,512	a, b
Finance lease liabilities	—	266	266	a
Finance obligations	30,663	(18,208)	12,455	a, b
Current portion of long-term debt	15,928	—	15,928
Other current liabilities	3,017	688	3,705	b, c
Total current liabilities	102,806	(9,742)	93,064
Deferred revenue	24,519	(393)	24,126	d
Common stock warrant liability	525	—	525
Operating lease liabilities	—	30,631	30,631	a, b
Finance lease liabilities	—	2,123	2,123	a
Finance obligations	157,531	(80,615)	76,916	a, b
Convertible senior notes, net	66,844	—	66,844
Long-term debt	83,776	—	83,776
Other liabilities	13	3,320	3,333	c
Total liabilities	436,014	(54,676)	381,338

Redeemable preferred stock:
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: 2,620 at both June 30, 2019	709	—	709
Series E redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $35,000 at June 30, 2019); Shares authorized: 35,000 at June 30, 2019; Issued and outstanding: 35,000 at June 30, 2019	30,926	—	30,926
Stockholders’ deficit:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued: 246,975,173 at June 30, 2019	2,470	—	2,470
Additional paid-in capital (1)	1,325,459	(78)	1,325,381	d
Accumulated other comprehensive income	1,460	—	1,460
Accumulated deficit (1)	(1,309,363)	(5,062)	(1,314,425)
Less common stock in treasury	(30,681)	—	(30,681)
Total stockholders’ deficit	(10,655)	(5,140)	(15,795)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$456,994	$(59,816)	$397,178

(1) The "as previously reported" balances include a decrease in additional paid-in capital of $3.5 million and an increase of $3.5 million to accumulated deficit due to the impact of the adoption of ASU 2019-08 of January 1, 2019.

As of June 30, 2019

Notes to Consolidated Financial Statements (Continued)

(a) The "as previously reported" balances for equipment related to power purchase agreements and fuel delivered to customers, net (previously captioned leased assets, net) and the current     and long-term finance obligations have been reclassified to conform to current period presentations, as follows at June 30, 2019:

●	$100.3 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to right of use assets related to operating leases, net;
●	$1.7 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to right of use asset related to finance leases, net;
●	$16.6 million was reclassified from current finance obligations to current operating lease liabilities;
●	$80.6 million was reclassified from non-current finance obligations to non-current operating lease liabilities;
●	$266 thousand was reclassified from current finance obligations to current finance lease liabilities; and
●	$2.1 million was reclassified from non-current finance obligations to non-current finance lease liabilities.

(b) The correction of the misstatement associated with the right of use assets relating to operating leases resulted in the following at June 30, 2019:

●	the right of use assets related to operating leases, net had a decrease of $60.6 million;
●	equipment related to power purchase agreements and fuel delivered to customers, net had an increase of $543 thousand;
●	current operating lease liabilities had a decrease of $9.1 million;
●	non-current operating lease liabilities had a decrease of $50.0 million;
●	the current and non-current finance obligations had a decrease of $1.4 million and an increase of $2.2 million; and
●	other current liabilities had a decrease of $464 thousand.

(c) Loss accrual provision: The correction of this misstatement resulted in a net increase of $1.2 million to other current liabilities and a net increase of $3.3 million to other long-term liabilities at June 30, 2019.

(d) Other adjustments: Immaterial adjustments at June 30, 2019 resulted in the following: Adjustments related to increases in accounts receivable of $252 thousand, a decrease in deferred revenue of $393 thousand, and a decrease in additional paid in capital of $78 thousand.

Notes to Consolidated Financial Statements (Continued)

	As of March 31, 2019
	As previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Assets
Current assets:
Cash and cash equivalents	$39,336	$—	$39,336
Restricted cash	19,297	—	19,297
Accounts receivable	32,062	245	32,307	d
Inventory	65,474	—	65,474
Prepaid expenses and other current assets	10,296	—	10,296
Total current assets	166,465	245	166,710

Restricted cash	50,598	—	50,598
Property, plant, and equipment, net	13,615	—	13,615
Right of use assets related to finance leases, net	—	1,733	1,733	a
Right of use assets related to operating leases, net	—	33,599	33,599	a, b
Equipment related to power purchase agreements and fuel delivered to customers, net	141,889	(70,961)	70,928	a, b
Goodwill	8,886	—	8,886
Intangible assets, net	3,677	—	3,677
Other assets	11,069	—	11,069
Total assets	$396,199	$(35,384)	$360,815

Liabilities, Redeemable Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$31,688	$—	$31,688
Accrued expenses	6,509	—	6,509
Deferred revenue	11,736	—	11,736
Operating lease liabilities	—	7,042	7,042	a, b
Finance lease liabilities	—	236	236	a
Finance obligations	23,997	(12,969)	11,028	a, b
Current portion of long-term debt	12,559	—	12,559
Other current liabilities	2,271	1,474	3,745	c
Total current liabilities	88,760	(4,217)	84,543
Deferred revenue	25,835	(469)	25,366	d
Operating lease liabilities	—	25,657	25,657	a, b
Finance lease liabilities	—	2,142	2,142	a
Finance obligations	111,195	(56,331)	54,864	a, b
Common stock warrant liability	2,231	—	2,231
Convertible senior notes, net	65,025	—	65,025
Long-term debt	72,676	—	72,676
Other liabilities	17	3,729	3,746	c
Total liabilities	365,739	(29,489)	336,250

Redeemable preferred stock:
Series C redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $16,664); 10,431 shares authorized; Issued and outstanding: 2,620 at March 31, 2019	709	—	709
Series E redeemable convertible preferred stock, $0.01 par value per share (aggregate involuntary liquidation preference $35,000 at March 31, 2019); Shares authorized: 35,000 at March 31, 2019 ; Issued and outstanding: 35,000 at March 31, 2019	30,931	—	30,931
Stockholders’ deficit:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued: 244,537,235 at March 31, 2019	2,445	—	2,445
Additional paid-in capital (1)	1,316,893	(78)	1,316,815	d
Accumulated other comprehensive income	1,374	—	1,374
Accumulated deficit (1)	(1,291,255)	(5,817)	(1,297,072)
Less common stock in treasury	(30,637)	—	(30,637)
Total stockholders’ deficit	(1,180)	(5,895)	(7,075)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$396,199	$(35,384)	$360,815

(1) The "as previously reported" balances include a decrease in additional paid-in capital of $3.0 million and an increase of $3.0 million to accumulated deficit due to the impact of the adoption of ASU 2019-08 of January 1, 2019.

As of March 31, 2019

(a) The "as previously reported" balances for equipment related to power purchase agreements and fuel delivered to customers, net (previously captioned leased assets, net) and the current and long-term finance obligations have been reclassified to conform to current period presentations, as follows at March 31, 2019:

●	$69.7 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to right of use assets related to operating leases, net;
●	$1.7 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to right of use asset related to finance leases, net;
●	$13.1 million was reclassified from current finance obligations to current operating lease liabilities;
●	$54.2 million was reclassified from non-current finance obligations to non-current operating lease liabilities;
●	$236 thousand was reclassified from current finance obligations to current finance lease liabilities; and

Notes to Consolidated Financial Statements (Continued)

●	$2.1 million was reclassified from non-current finance obligations to non-current finance lease liabilities.

(b) The correction of the misstatement associated with the right of use assets relating to operating leases resulted in the following at March 31, 2019:

●	the right of use assets related to operating leases, net had a decrease of $36.1 million;
●	equipment related to power purchase agreements and fuel delivered to customers, net had an increase of $432 thousand;
●	current operating lease liabilities had a decrease of $6.1 million;
●	non-current operating lease liabilities had a decrease of $28.6 million; and
●	the current and non-current finance obligations had an increase of $360 thousand and $19 thousand.

(c) Loss accrual provision: The correction of this misstatement resulted in an increase of $1.5 million to other current liabilities and an increase of $3.7 million to other long-term liabilities at March 31, 2019.

(d) Other adjustments: Immaterial adjustments at March 31, 2019 resulted in the following: Adjustments related to increases in accounts receivable of $245 thousand, a decrease in deferred revenue of $469 thousand, and decrease in additional paid in capital of $78 thousand.

The following tables present the effect of the Restatement Items, as well as other adjustments, on the Company’s unaudited interim condensed consolidated statements of operations for the periods indicated (in thousands, except per share):

	For the three months ended September 30, 2020			For the nine months ended September 30, 2020
	As Previously	Restatement	As	As Previously	Restatement	As	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	References
Net revenue:
Sales of fuel cell systems and related infrastructure	$83,528	$134	$83,662	$151,661	$215	$151,876	e
Services performed on fuel cell systems and related infrastructure	6,829	—	6,829	19,586	—	19,586
Power Purchase Agreements	6,704	(75)	6,629	19,854	(225)	19,629	e
Fuel delivered to customers	9,831	—	9,831	24,536	—	24,536
Other	97	—	97	235	—	235
Net revenue	106,989	59	107,048	215,872	(10)	215,862
Cost of revenue:
Sales of fuel cell systems and related infrastructure	68,509	919	69,428	115,929	1,361	117,290	a,d,e
Services performed on fuel cell systems and related infrastructure	7,074	2,106	9,180	21,746	5,554	27,300	a,b,d
Provision for loss contracts related to service	4,306	20,841	25,147	4,306	21,642	25,948	b
Power Purchase Agreements	14,087	657	14,744	42,034	1,985	44,019	a,c,e
Fuel delivered to customers	14,172	2,830	17,002	32,267	7,065	39,332	a,d
Other	131	—	131	275	—	275
Total cost of revenue	108,279	27,353	135,632	216,557	37,607	254,164

Gross loss	(1,290)	(27,294)	(28,584)	(685)	(37,617)	(38,302)

Operating expenses:
Research and development	11,964	(4,578)	7,386	32,133	(15,100)	17,033	a,d
Selling, general and administrative	14,277	2,933	17,210	46,948	3,015	49,963	c,d
Change in fair value of contingent consideration	—	1,130	1,130	—	1,130	1,130	f
Total operating expenses	26,241	(515)	25,726	79,081	(10,955)	68,126

Operating loss	(27,531)	(26,779)	(54,310)	(79,766)	(26,662)	(106,428)

Interest and other expense, net	(17,241)	(310)	(17,551)	(42,022)	(837)	(42,859)	c
Change in fair value of contingent consideration	(1,130)	1,130	—	(1,130)	1,130	—	f
Gain on extinguishment of debt	—	—	—	13,222	—	13,222

Loss before income taxes	$(45,902)	$(25,959)	$(71,861)	$(109,696)	$(26,369)	$(136,065)

Income tax benefit	6,523	121	6,644	24,182	(167)	24,015	e

Net loss attributable to the Company	$(39,379)	$(25,838)	$(65,217)	$(85,514)	$(26,536)	$(112,050)

Preferred stock dividends declared, deemed dividends and accretion of discount	—	—	—	(19)	(7)	(26)	e

Net loss attributable to common shareholders	$(39,379)	$(25,838)	$(65,217)	$(85,533)	$(26,543)	$(112,076)

Net loss per share:
Basic and diluted	$(0.11)		$(0.18)	$(0.26)		$(0.34)

Weighted average number of common shares outstanding	371,010,544		371,010,544	330,949,265		330,949,265

For the three months ended September 30, 2020

(a)	Research and development: The correction of this misstatement resulted in a net decrease of $5.5 million to research and development, and an increase of $232 thousand to the cost of sales of fuel cell systems and related infrastructure, an increase of $1.5 million to the cost of service performed on fuel cell systems and related infrastructure, an increase of $955 thousand to the cost of Power Purchase Agreements and an increase in the cost of fuel delivered to customers of $2.8 million for the three months ended September 30, 2020.
(b)	Provision for loss contracts related to service: The correction of this misstatement resulted in a net increase of $20.8 million to the provision for loss contracts and a $315 thousand decrease in the cost of services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2020.

Notes to Consolidated Financial Statements (Continued)

(c)	Right of use asset: The correction of this misstatement resulted in a net decrease of $280 thousand to the cost of Power Purchase Agreements and a net decrease of $56 thousand to selling, general and administrative expenses, and net increase in interest and other expense of $310 thousand for the three months ended September 30, 2020.
(d)	Bonus Accrual: Adjustments related to the under accrual for bonus expenses resulted in an increase in cost of sales of fuel cell systems and related infrastructure of $584 thousand, increase in cost of services performed on fuel cell systems and related infrastructure of $930 thousand, increase in cost of fuel delivered to customers of $56 thousand, an increase in research and development expense of $872 thousand, and an increase in selling and general administration expenses of $2.9 million for the three months ended September 30, 2020.
(e)	Other adjustments: Immaterial adjustments for the three months ended September 30, 2020 resulted in a net increase of $134 thousand to revenue from the sales of fuel cell and systems and related infrastructure, a net decrease of $75 thousand in revenue from Power Purchase Agreements and a net decrease of $18 thousand in cost of revenue related to Power Purchase Agreements, an increase of $103 thousand in the cost of revenue related to the sales of fuel cell systems and related infrastructure and an increase to the income tax benefit of $121 thousand.
(f)	Contingent Consideration: The correction of this misstatement resulted in a reclassification of $1.1 million to operating expenses.

For the nine months ended September 30, 2020

(a)	Research and development: The correction of this misstatement resulted in a net decrease of $15.9 million to research and development, and an increase of $674 thousand to the cost of sales of fuel cell systems and related infrastructure, an increase of $5.5 million to the cost of service performed on fuel cell systems and related infrastructure, and increase of $2.8 million to the cost of Power Purchase Agreements and an increase in the cost of fuel delivered to customer of $7 million for the nine months ended September 30 2020.
(b)	Provision for loss contracts related to service: The correction of this misstatement resulted in a net increase of $21.6 million to the provision for loss contracts and a $839 thousand decrease in the cost of services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2020.
(c)	Right of use asset: The correction of this misstatement resulted in a net decrease of $788 thousand to the cost of Power Purchase Agreements and a net decrease of $138 thousand to selling, general and administrative expenses, and a net increase of $837 thousand in interest and other expenses for the nine months ended September 30, 2020.
(d)	Bonus Accrual: Adjustments related to the under accrual for bonus expenses resulted in an increase in cost of sales of fuel cell systems and related infrastructure of $584 thousand, increase in cost of services performed on fuel cell systems and related infrastructure of $931 thousand, increase in cost of fuel delivered to customers of $56 thousand, an increase in research and development expense of $872 thousand, and an increase in selling and general administration expenses of $2.9 million for the nine months ended September 30, 2020.
(e)	Other adjustments: Immaterial adjustments for the nine months ended September 30, 2020 resulted in a net increase of $215 thousand to revenue from the sales of fuel cell and systems and related infrastructure a net decrease of $225 thousand in revenue from power purchase agreements and a net decrease of $54 thousand in cost of revenue related to Power Purchase Agreements, an increase of $103 thousand in the cost of revenue related to the sales of fuel cell systems and related infrastructure, a decrease to the income tax benefit of $167 thousand and an increase in preferred stock dividends declared, deemed dividends and accretion of discount of $7 thousand.
(f)	Contingent Consideration: The correction of this misstatement resulted in a reclassification of $1.1 million to operating expenses.

	For the three months ended June 30, 2020			For the six months ended June 30, 2020
	As Previously	Restatement	As	As Previously	Restatement	As	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	References
Net revenue:
Sales of fuel cell systems and related infrastructure	$47,746	$—	$47,746	$68,133	$81	$68,214	d
Services performed on fuel cell systems and related infrastructure	6,236	—	6,236	12,757	—	12,757
Power Purchase Agreements	6,654	(75)	6,579	13,150	(150)	13,000	d
Fuel delivered to customers	7,372	—	7,372	14,705	—	14,705
Other	62	—	62	138	—	138
Net revenue	68,070	(75)	67,995	108,883	(69)	108,814
Cost of revenue:
Sales of fuel cell systems and related infrastructure	33,676	212	33,888	47,420	442	47,862	a
Services performed on fuel cell systems and related infrastructure	6,491	1,282	7,773	14,672	3,448	18,120	a,b
Provision for loss contracts related to service	—	706	706	—	801	801	b
Power Purchase Agreements	13,704	800	14,504	27,947	1,328	29,275	a, c, d
Fuel delivered to customers	9,060	2,016	11,076	18,095	4,235	22,330	a
Other	63	—	63	144	—	144
Total cost of revenue	62,994	5,016	68,010	108,278	10,254	118,532

Gross (loss) profit	5,076	(5,091)	(15)	605	(10,323)	(9,718)

Operating expenses:
Research and development	9,757	(4,884)	4,873	20,169	(10,522)	9,647	a
Selling, general and administrative	21,658	(14)	21,644	32,671	82	32,753	c
Total operating expenses	31,415	(4,898)	26,517	52,840	(10,440)	42,400

Operating loss	(26,339)	(193)	(26,532)	(52,235)	117	(52,118)

Interest and other expense, net	(13,198)	(264)	(13,462)	(24,781)	(527)	(25,308)	c
Gain on extinguishment of debt	13,222	—	13,222	13,222	—	13,222

Loss before income taxes	$(26,315)	$(457)	$(26,772)	$(63,794)	$(410)	$(64,204)

Income tax benefit	17,659	(288)	17,371	17,659	(288)	17,371	d

Net loss attributable to the Company	$(8,656)	$(745)	$(9,401)	$(46,135)	$(698)	$(46,833)

Preferred stock dividends declared, deemed dividends and accretion of discount	(13)	—	(13)	(19)	(7)	(26)	d

Net loss attributable to common stockholders	$(8,669)	$(745)	$(9,414)	$(46,154)	$(705)	$(46,859)

Net loss per share:
Basic and diluted	$(0.03)		$(0.03)	$(0.15)		$(0.15)

Weighted average number of common shares outstanding	316,645,050		316,645,050	310,918,626		310,918,626

Notes to Consolidated Financial Statements (Continued)

For the three months ended June 30, 2020

(a)	Research and development: The correction of this misstatement resulted in a net decrease of $ 4.9 million to research and development, and an increase of $212 thousand to the cost of sales of fuel cell systems and related infrastructure, an increase of $1.6 million to the cost of service performed on fuel cell systems and related infrastructure, an increase of $1.1 million to the cost of Power Purchase Agreements and an increase in the cost of fuel delivered to customers of $2.0 million for the three months ended June 30, 2020.
(b)	Provision for loss contracts related to service: The correction of this misstatement resulted in a net increase of $706 thousand to the provision for loss contracts and a $315 thousand decrease in the cost of services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2020.
(c)	Right of use asset: The correction of this misstatement resulted in a net decrease of $255 thousand to the cost of Power Purchase Agreements and a net decrease of $14 thousand to selling, general and administrative expenses, and a net increase to interest and other expenses of $264 thousand for the three months ended June 30, 2020.
(d)	Other adjustments: Immaterial adjustments for the three months ended June 30, 2020 resulted in a net decrease of $75 thousand from revenue from Power Purchase Agreements, a net decrease of $18 thousand in the cost of Power Purchase Agreements and a net decrease of $288 thousand in income tax benefit.

For the six months ended June 30, 2020

(a)	Research and development: The correction of this misstatement resulted in a net decrease of $10.5 million to research and development, and an increase of $442 thousand to the cost of sales of fuel cell systems and related infrastructure, an increase of $4.0 million to the cost of service performed on fuel cell systems and related infrastructure, an increase of $1.9 million to the cost of Power Purchase Agreements and an increase in the cost of fuel delivered to customers of $4.2 million for the six months ended June 30, 2020.
(b)	Provision for loss contracts related to service: The correction of this misstatement resulted in a net increase of $801 thousand to the provision for loss contracts and a $524 thousand decrease in the cost of services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2020.
(c)	Right of use asset: The correction of this misstatement resulted in a net decrease of $508 thousand to the cost of Power Purchase Agreements, a net increase of $82 thousand to selling, general and administrative expenses and a net increase of $527 thousand to interest and other expenses for the six months ended June 30, 2020.
(d)	Other adjustments: Immaterial adjustments for the six months ended June 30, 2020 resulted in a net increase of $81 thousand to revenue from the sales of fuel cell and systems and related infrastructure, a net decrease of $150 thousand in revenue from Power Purchase Agreements, a net decrease of $36 thousand in cost of revenue related to Power Purchase Agreements and a decrease to the income tax benefit of $288 thousand. A net decrease of $7 thousand related to preferred stock dividends.

	For the three months ended March 31, 2020
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Net revenue:
Sales of fuel cell systems and related infrastructure	$20,387	$81	$20,468	d
Services performed on fuel cell systems and related infrastructure	6,521	—	6,521
Power Purchase Agreements	6,496	(75)	6,421	d
Fuel delivered to customers	7,333	—	7,333
Other	76	—	76
Net revenue	40,813	6	40,819
Cost of revenue:
Sales of fuel cell systems and related infrastructure	13,744	230	13,974	a
Services performed on fuel cell systems and related infrastructure	8,181	2,166	10,347	a,b
Provision for loss contracts related to service	—	95	95	b
Power Purchase Agreements	14,243	528	14,771	a,c,d
Fuel delivered to customers	9,035	2,219	11,254	a
Other	81	—	81
Total cost of revenue	45,284	5,238	50,522

Gross loss	(4,471)	(5,232)	(9,703)

Operating expenses:
Research and development	10,412	(5,638)	4,774	a
Selling, general and administrative	11,013	96	11,109	c
Total operating expenses	21,425	(5,542)	15,883

Operating loss	(25,896)	310	(25,586)

Interest and other expense, net	(11,583)	(263)	(11,846)	c
Gain (loss) on extinguishment of debt	—	—	—
Loss before income taxes	$(37,479)	$47	$(37,432)

Income tax benefit	—	—	—

Net loss attributable to the Company	$(37,479)	$47	$(37,432)

Preferred stock dividends declared, deemed dividends and accretion of discount	(13)	—	(13)

Net loss attributable to common stockholders	$(37,492)	$47	$(37,445)

Net loss per share:
Basic and diluted	$(0.12)		$(0.12)

Weighted average number of common shares outstanding	305,192,201		305,192,201

For the three months ended March 31, 2020

a)	Research and development: The correction of this misstatement resulted in a net decrease of $5.6 million to research and development, and an increase of $230 thousand to the cost of sales of fuel cell systems and related infrastructure, an increase of $2.4 million to the cost of service performed on fuel cell systems and related infrastructure, and increase of $799 thousand to the cost of Power Purchase Agreements and an increase in the cost of fuel delivered to customer of $2.2 million for the three months ended March 31, 2020.
b)	Provision for loss contracts related to service: The correction of this misstatement resulted in a net increase of $95 thousand to the provision for loss contracts and a net decrease of $224 thousand in the costs of services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2020.
c)	Right of use asset: The correction of this misstatement resulted in a net decrease of $253 to the cost of power purchase agreements, a net increase of $96 thousand to selling, general and administrative expenses, and a net increase in interest and other expenses of $262 thousand for the three months ended March 31, 2020.
d)	Other adjustments: Immaterial adjustments for the three months ended June 30, 2020 resulted in a net decrease of $75 thousand from revenue from Power Purchase Agreements and a net increase of $81 thousand from revenue related to fuel cell systems and related infrastructure.

Notes to Consolidated Financial Statements (Continued)

	For the three months ended December 31, 2019
	As Previously	Restatement	As	Restatement
	Reported	Adjustments	Restated	References
Net revenue:
Sales of fuel cell systems and related infrastructure	$69,767	$18	$69,785	e
Services performed on fuel cell systems and related infrastructure	7,328	—	7,328
Power Purchase Agreements	6,739	(75)	6,664	e
Fuel delivered to customers	7,779	—	7,779
Other	51	—	51
Net revenue	91,664	(57)	91,607
Cost of revenue:
Sales of fuel cell systems and related infrastructure	46,419	672	47,091	a, e
Services performed on fuel cell systems and related infrastructure	9,999	1,607	11,606	a, b, e
Provision for loss contracts related to service	—	13	13	b
Power Purchase Agreements	11,992	309	12,301	a, e
Fuel delivered to customers	10,422	2,378	12,800	a, e
Other	50	—	50
Total cost of revenue	78,882	4,979	83,861

Gross loss	12,782	(5,036)	7,746

Operating expenses:
Research and development	9,341	(4,459)	4,882	a, e
Selling, general and administrative	10,982	(1,009)	9,973	e
Total operating expenses	20,323	(5,468)	14,855

Operating loss	(7,541)	432	(7,109)

Interest and other expense, net	(10,806)	(193)	(10,999)	d
Change in fair value of common stock warrant liability	72	—	72

Loss before income taxes	$(18,275)	$239	$(18,036)

Income tax benefit	—	—	—

Net loss attributable to the Company	$(18,275)	$239	$(18,036)

Preferred stock dividends declared, deemed dividends and accretion of discount	(13)	(1,228)	(1,241)	f

Net loss attributable to common shareholders	$(18,288)	$(989)	$(19,277)

Net loss per share:
Basic and diluted	$(0.07)		$(0.07)

Weighted average number of common shares outstanding	260,053,150		260,053,150

For the three months ended December 31, 2019

(a)	Research and development: The correction of this misstatement resulted in a net decrease of $5.3 million to research and development, an increase of $585 thousand to the cost of sales of fuel cell systems and related infrastructure, an increase of $1.9 million to the costs of services performed on fuel cell systems and related infrastructure, an increase in cost of Power Purchase Agreements of $564 thousand and an increase in the cost of fuel delivered to customers of $2.3 million for the three months ended December 31, 2019.
(b)	Provision for loss contracts related to service: The correction of this misstatement resulted in an increase of $13 thousand to the provision for loss contracts related to service and a decrease of $289 thousand to costs of services performed on fuel cell systems and related infrastructure for the three months ended December 31, 2019.
(c)	Right of use asset: The correction of the misstatement resulted in net decrease of $237 thousand of costs related to Power Purchase Agreements for the three months ended December 31, 2019.
(d)	Interest Expense: The correction of this misstatement resulted in an increase of $193 thousand to interest and other expense, net for the three months ended December 31, 2019.
(e)	Other adjustments: Immaterial adjustments for the three months ended December 31, 2019 resulted in the following: Adjustments related to an increase in sales of fuel cells and related infrastructure of $18 thousand, an increase $87 thousand in cost of revenue for sales of fuel cell systems and related infrastructure, an increase of $44 thousand in cost of services performed on fuel cells and related infrastructure, a decrease in sales related to Power Purchase Agreements of $75 thousand, a decrease in cost of Power Purchase Agreements of $18 thousand, an increase of $44 thousand in cost of fuel delivered to customers, an increase of $876 thousand in research and development expenses and a decrease of $1.0 million in selling general and administrative costs.
(f)	Series E redeemable convertible preferred stock deemed dividend: The correction of this misstatement resulted in a net increase of $1.3 million to preferred stock dividends declared, deemed dividends and accretion of discount.

Notes to Consolidated Financial Statements (Continued)

	For the three months ended September 30, 2019			For the nine months ended September 30, 2019
	As Previously	Restatement	As	As Previously	Restatement	As	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	References
Net revenue:
Sales of fuel cell systems and related infrastructure	$38,877	$6	$38,883	$80,117	$18	$80,135	e
Services performed on fuel cell systems and related infrastructure	6,205	—	6,205	17,889	—	17,889
Power Purchase Agreements	6,595	(75)	6,520	19,114	(225)	18,889	e
Fuel delivered to customers	7,649	—	7,649	21,320	—	21,320
Other	135	—	135	135	—	135
Net revenue	59,461	(69)	59,392	138,575	(207)	138,368
Cost of revenue:
Sales of fuel cell systems and related infrastructure	24,990	193	25,183	50,440	384	50,824	a
Services performed on fuel cell systems and related infrastructure	6,461	1,341	7,802	18,802	4,174	22,976	a, b
Provision (benefit) for loss contracts related to service	—	(206)	(206)	—	(407)	(407)	b
Power Purchase Agreements	10,353	461	10,814	28,064	1,412	29,476	a, c, e
Fuel delivered to customers	9,160	1,989	11,149	25,935	6,512	32,447	a
Other	150	—	150	150	—	150
Total cost of revenue	51,114	3,778	54,892	123,391	12,075	135,466

Gross profit	8,347	(3,847)	4,500	15,184	(12,282)	2,902

Operating expenses:
Research and development	8,028	(4,465)	3,563	24,334	(14,157)	10,177	a
Selling, general and administrative	10,400	(5)	10,395	33,351	(122)	33,229	c
Total operating expenses	18,428	(4,470)	13,958	57,685	(14,279)	43,406

Operating loss	(10,081)	623	(9,458)	(42,501)	1,997	(40,504)

Interest and other expense, net	(7,972)	(301)	(8,273)	(24,178)	(514)	(24,692)	d
Change in fair value of common stock warrant liability	427	—	427	7	—	7
Loss on extinguishment of debt	(518)	—	(518)	(518)	—	(518)

Loss before income taxes	$(18,144)	$322	$(17,822)	$(67,190)	$1,483	$(65,707)

Income tax benefit	—	—	—	—	—	—

Net loss attributable to the Company	$(18,144)	$322	$(17,822)	$(67,190)	$1,483	$(65,707)

Preferred stock dividends declared, deemed dividends and accretion of discount	(13)	(531)	(544)	(39)	(531)	(570)	f

Net loss attributable to common shareholders	$(18,157)	$(209)	$(18,366)	$(67,229)	$952	$(66,277)

Net loss per share:
Basic and diluted	$(0.08)		$(0.08)	$(0.29)		$(0.29)

Weighted average number of common shares outstanding	236,759,521		236,759,521	229,519,323		229,519,323

For the three months ended September 30, 2019

(a)	Research and development: The correction of this misstatement resulted in a net decrease of $4.5 million to research and development, and an increase of $193 thousand to the cost of sales of fuel cell systems and related infrastructure, an increase of $1.6 million to the cost of service performed on fuel cell systems and related infrastructure, an increase in cost of Power Purchase Agreements of $654 thousand and an increase in the cost of fuel delivered to customers of $2.0 million for the three months ended September 30, 2019.
(b)	Provision for loss contracts related to service: The correction of this misstatement resulted in benefit of $206 thousand to the provision for loss contracts related to service and a decrease of $288 thousand to costs of services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2019.
(c)	Right of use asset: The correction of the misstatement resulted in net decrease of $175 thousand of cost related to power purchase agreements and a decrease of $5 thousand in selling general and administrative expenses for the three months ended September 30, 2019.
(d)	Interest Expense: The correction of this misstatement resulted in an increase of $301 thousand to interest and other expense, net for the three months ended September 30, 2019.
(e)	Other adjustments: Immaterial adjustments for the three months ended September 30, 2019 resulted in the following: Adjustments related to an increase in sales of fuel cells and related infrastructure of $6 thousand, a decrease in sales related to Power Purchase Agreements of $75 thousand and a decrease in cost of Power Purchase Agreements of $18 thousand.
(f)	Series E redeemable convertible preferred stock deemed dividend: The correction of this misstatement resulted in a net increase of $531 thousand to preferred stock dividends declared, deemed dividends and accretion of discount.

For the nine months ended September 30, 2019

(a)	Research and development: The correction of this misstatement resulted in a net decrease of $14.2 million to research and development, an increase of $384 thousand to the cost of sales of fuel cell systems and related infrastructure, an increase of $5.1 million to the costs of services performed on fuel cell systems and related infrastructure, increase in cost of Power Purchase Agreements of $2.0 million and an increase in the cost of fuel delivered to customers of $6.5 million for the nine months ended September 30, 2019.

Notes to Consolidated Financial Statements (Continued)

(b)	Provision for loss contracts related to service: The correction of this misstatement resulted in benefit of $407 thousand to the provision for loss contracts related to service and a decrease of $960 thousand to costs of service performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2019.
(c)	Right of use asset: The correction of the misstatement resulted in a net decrease of $150 thousand of costs related to power purchase agreements and a decrease of $122 thousand in selling general and administrative expenses for the nine months ended September 30, 2019.
(d)	Interest Expense: The correction of this misstatement resulted in increase of of $514 thousand to interest and other expense, net for the nine months ended September 30, 2019.
(e)	Other adjustments: Immaterial adjustments for the nine months ended September 30, 2019 resulted in the following: Adjustments related to an increase in sales of fuel cells and related infrastructure of $18 thousand, a decrease in sales related to Power Purchase Agreements of $225 thousand and a decrease in cost of Power Purchase Agreements of $53 thousand.
(f)	Series E redeemable convertible preferred stock deemed dividend: The correction of this misstatement resulted in a net increase of $531 thousand to preferred stock dividends declared, deemed dividends and accretion of discount.

Notes to Consolidated Financial Statements (Continued)

	For the three months ended June 30, 2019			For the six months ended June 30, 2019
	As Previously	Restatement	As	As Previously	Restatement	As	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	References
Net revenue:
Sales of fuel cell systems and related infrastructure	$38,696	$6	$38,702	$41,240	$12	$41,252	e
Services performed on fuel cell systems and related infrastructure	5,341	—	5,341	11,684	—	11,684
Power Purchase Agreements	6,409	(75)	6,334	12,519	(150)	12,369	e
Fuel delivered to customers	7,089	—	7,089	13,671	—	13,671
Other	—	—	—	—	—	—
Net revenue	57,535	(69)	57,466	79,114	(138)	78,976
Cost of revenue:
Sales of fuel cell systems and related infrastructure	23,129	200	23,329	25,450	191	25,641	a, e
Services performed on fuel cell systems and related infrastructure	6,218	2,165	8,383	12,341	2,833	15,174	a, b
Provision (benefit) for loss contracts related to service	—	(363)	(363)	—	(201)	(201)	b
Power Purchase Agreements	8,713	116	8,829	17,711	951	18,662	a, e
Fuel delivered to customers	8,854	2,292	11,146	16,775	4,523	21,298	a
Total cost of revenue	46,914	4,410	51,324	72,277	8,297	80,574

Gross loss	10,621	(4,479)	6,142	6,837	(8,435)	(1,598)

Operating expenses:
Research and development	8,933	(5,325)	3,608	16,306	(9,692)	6,614	a
Selling, general and administrative	13,627	(14)	13,613	22,951	(117)	22,834	c
Total operating expenses	22,560	(5,339)	17,221	39,257	(9,809)	29,448

Operating loss	(11,939)	860	(11,079)	(32,420)	1,374	(31,046)

Interest and other expense, net	(7,861)	(104)	(7,965)	(16,206)	(213)	(16,419)	d
Change in fair value of common stock warrant liability	1,706	—	1,706	(420)	—	(420)

Loss before income taxes	$(18,094)	$756	$(17,338)	$(49,046)	$1,161	$(47,885)

Income tax benefit	—	—	—	—	—	—

Net loss attributable to the Company	$(18,094)	$756	$(17,338)	$(49,046)	$1,161	$(47,885)

Preferred stock dividends declared, deemed dividends and accretion of discount	(13)	—	(13)	(26)	—	(26)

Net loss attributable to common shareholders	$(18,107)	$756	$(17,351)	$(49,072)	$1,161	$(47,911)

Net loss per share:
Basic and diluted	$(0.08)		$(0.08)	$(0.22)		$(0.21)

Weighted average number of common shares outstanding	231,114,868		231,114,868	225,899,224		225,899,224

For the three months ended June 30, 2019

(a)	Research and development: The correction of this misstatement resulted in a net decrease of $5.3 million to research and development, an increase of $200 thousand to the cost of sales of fuel cell systems and related infrastructure, an increase of $2.5 million to the cost of service performed on fuel cell systems and related infrastructure, an increase in cost of Power Purchase Agreements of $299 thousand, and an increase in the cost of fuel delivered to customers of $2.3 million for the three months ended June 30, 2019.
(b)	Provision for loss contracts related to service: The correction of this misstatement resulted in benefit of of $363 thousand to the provision for loss contracts related to service and a decrease of $369 thousand to costs of services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2019.
(c)	Right of use asset: The correction of the misstatement resulted in net decrease of $165 thousand of revenue related to cost of power purchase agreements, and a decrease of $14 thousand in selling general and administrative for the three months ended June 30, 2019.
(d)	Interest Expense: The correction of this misstatement resulted in increase of of $104 thousand to interest and other expense, net for the three months ended June 30, 2019.
(e)	Other adjustments: Immaterial adjustments for the three months ended March 31, 2019 resulted in the following: Adjustments related to an increase in sales of fuel cells and related infrastructure of $6 thousand, a decrease in sales related to Power Purchase Agreements of $75 thousand, and a decrease in cost of Power Purchase Agreements of $18 thousand.

For the six months ended June 30, 2019

(a)	Research and development: The correction of this misstatement resulted in a net decrease of $9.7 million to research and development, and an increase of $343 thousand to the cost of sales of fuel cell systems and related infrastructure, an increase of $3.5 million to the cost of service performed on fuel cell systems and related infrastructure, an increase in cost of Power Purchase Agreements of $1.3 million, and an increase in the cost of fuel delivered to customers of $4.5 million for the six months ended June 30, 2019.
(b)	Provision for loss contracts related to service: The correction of this misstatement resulted in benefit of of $201 thousand to the provision for loss contracts related to service and a decrease of $672 thousand to cost service performed on fuel cell systems and related infrastructure for the six months ended June 30, 2019.
(c)	Right of use asset: The correction of the misstatement resulted in net decrease of $335 thousand of cost related to power purchase agreements and a decrease of $117 thousand in selling general and administrative for the six months ended June 30, 2019.
(d)	Interest Expense: The correction of this misstatement resulted in increase of $213 thousand to interest and other expense, net for the six months ended June 30, 2019.

Notes to Consolidated Financial Statements (Continued)

(e)	Other adjustments: Immaterial adjustments for the six months ended June 30, 2019 resulted in the following: Adjustments related to an increase in sales of fuel cells and related infrastructure of $12 thousand, a decrease in sales related to Power Purchase Agreements of $150 thousand, a decrease of $152 thousand in the cost of revenue for sales of fuel cells and related infrastructure and decrease in cost of Power Purchase Agreements of $35 thousand.

	For the three months ended March 31, 2019
	As Previously	Restatement	As	Restatement
	Reported	Adjustments	Restated	References
Net revenue:
Sales of fuel cell systems and related infrastructure	$2,544	$6	$2,550	e
Services performed on fuel cell systems and related infrastructure	6,343	—	6,343
Power Purchase Agreements	6,110	(75)	6,035	e
Fuel delivered to customers	6,582	—	6,582
Net revenue	21,579	(69)	21,510
Cost of revenue:
Sales of fuel cell systems and related infrastructure	2,321	(9)	2,312	a, e
Services performed on fuel cell systems and related infrastructure	6,123	668	6,791	a, b
Provision for loss contracts related to service	—	162	162	b
Power Purchase Agreements	8,998	835	9,833	a, c, e
Fuel delivered to customers	7,921	2,231	10,152	a
Total cost of revenue	25,363	3,887	29,250

Gross loss	(3,784)	(3,956)	(7,740)

Operating expenses:
Research and development	7,373	(4,367)	3,006	a
Selling, general and administrative	9,324	(103)	9,221	c, e
Total operating expenses	16,697	(4,470)	12,227

Operating loss	(20,481)	514	(19,967)

Interest and other expense, net	(8,345)	(109)	(8,454)	d
Change in fair value of common stock warrant liability	(2,126)	—	(2,126)

Loss before income taxes	$(30,952)	$405	$(30,547)

Income tax benefit	—	—	—

Net loss attributable to the Company	$(30,952)	$405	$(30,547)

Preferred stock dividends declared, deemed dividends and accretion of discount	(52)	39	(13)	f

Net loss attributable to common shareholders	$(31,004)	$444	$(30,560)

Net loss per share:
Basic and diluted	$(0.14)		$(0.14)

Weighted average number of common shares outstanding	220,605,068		220,605,068

For the three months ended March 31, 2019

(a)	Research and development: The correction of this misstatement resulted in a net decrease of $4.4 million to research and development, an increase of $143 thousand to the cost of sales of fuel cell systems and related infrastructure, an increase of $971 thousand to the cost of service performed on fuel cell systems and related infrastructure, an increase in cost of power purchase agreements of $1.0 million and an increase in the cost of fuel delivered to customers of $2.2 million for the three months ended March 31, 2019.
(b)	Provision for loss contracts related to service: The correction of this misstatement resulted in a decrease of $303 thousand in services performed on fuel cell systems and related infrastructure and a net increase of $162 thousand to the provision for loss contracts related to service for the three months ended March 31, 2019.
(c)	Right of use asset: The correction of the misstatement resulted in a net decrease of $167 thousand of cost related to power purchase agreements and increase of $3 thousand to selling general and administrative expenses, for the three months ended March 31, 2019.
(d)	Interest Expense: The correction of this misstatement resulted in an increase of $109 thousand to interest and other expense, net for the three months ended March 31, 2019.
(e)	Other adjustments: Immaterial adjustments for the three months ended March 31, 2019 resulted in the following: Adjustments related to an increase in sales of fuel cells and related infrastructure of $6 thousand, a decrease in sales related to Power Purchase Agreements of $75 thousand, decrease of $106 thousand on selling general and administrative expenses and a decrease of $152 thousand in cost of sales of fuel cell systems and related infrastructure and a decrease in cost of power purchase agreements of $18 thousand.
(f)Series E redeemable convertible preferred stock deemed dividend: The correction of this misstatement resulted in a net decrease of $39 thousand to preferred stock dividends declared, deemed dividends and accretion of discount.

Notes to Consolidated Financial Statements (Continued)

The following tables present the effect of the Restatement Items, as well as other adjustments,  on the Company’s unaudited interim condensed consolidated statements of comprehensive loss indicated (in thousands, except per share):

	As Restated
	Three Months	Three Months	Six Months	Three Months	Nine Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	March 31, 2019	June 30, 2019	June 30, 2019	September 30, 2019	September 30, 2019	December 30, 2019

Net loss attributable to the Company	(30,547)	(17,338)	(47,885)	(17,822)	(65,707)	(18,036)
Other comprehensive gain (loss) - foreign currency translation adjustment	(210)	86	(124)	(531)	(655)	296
Comprehensive loss attributable to the Company	$(30,757)	$(17,252)	$(48,009)	$(18,353)	$(66,362)	$(17,740)

Preferred stock dividends declared, deemed dividends and accretion of discount	(13)	(13)	(26)	(544)	(570)	(1,241)
Comprehensive loss attributable to common stockholders	$(30,770)	$(17,265)	$(48,035)	$(18,897)	$(66,932)	$(18,981)

	For the three months ended September 30, 2020			For the nine months ended September 30, 2020
	As Previously	Cumulative	As	As Previously	Cumulative	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net loss attributable to the Company	$(39,379)	(25,838)	(65,217)	$(85,514)	(26,536)	(112,050)
Other comprehensive gain - foreign currency translation adjustment	687	—	687	558	—	558
Comprehensive loss attributable to the Company	$(38,692)	$(25,838)	$(64,530)	$(84,956)	$(26,536)	$(111,492)

Preferred stock dividends declared, deemed dividends and accretion of discount	—	—	—	(19)	(7)	(26)
Comprehensive loss attributable to common stockholders	(38,692)	(25,838)	(64,530)	(84,975)	(26,543)	(111,518)

	For the three months ended June 30, 2020			For the six months ended June 30, 2020
	As Previously	Cumulative	As	As Previously	Cumulative	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net loss attributable to the Company	$(8,656)	(745)	(9,401)	$(46,135)	(698)	(46,833)
Other comprehensive gain (loss) - foreign currency translation adjustment	107	—	107	(129)	—	(129)
Comprehensive loss attributable to the Company	$(8,549)	$(745)	$(9,294)	$(46,264)	$(698)	$(46,962)

Preferred stock dividends declared, deemed dividends and accretion of discount	(13)	—	(13)	(19)	(7)	(26)
Comprehensive loss attributable to common stockholders	(8,562)	(745)	(9,307)	(46,283)	(705)	(46,988)

	For the three months ended March 31, 2020,
	As Previously Reported	Cumulative Adjustments	As Restated

Net loss attributable to the Company	$(37,479)	47	(37,432)
Other comprehensive loss - foreign currency translation adjustment	(236)	—	(236)
Comprehensive loss attributable to the Company	$(37,715)	$47	$(37,668)

Preferred stock dividends declared, deemed dividends and accretion of discount	(13)	—	(13)
Comprehensive loss attributable to common stockholders	$(37,728)	$47	$(37,681)

Notes to Consolidated Financial Statements (Continued)

	For the three months ended September 30, 2019			For the nine months ended September 30, 2019
	As Previously	Cumulative	As	As Previously	Cumulative	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net loss attributable to the Company	$(18,144)	322	(17,822)	$(67,190)	1,483	(65,707)
Other comprehensive gain (loss) - foreign currency translation adjustment	(531)	—	(531)	(655)	—	(655)
Comprehensive loss attributable to the Company	$(18,675)	$322	$(18,353)	$(67,845)	$1,483	$(66,362)

Preferred stock dividends declared, deemed dividends and accretion of discount	(13)	(531)	(544)	(39)	(531)	(570)
Comprehensive loss attributable to common stockholders	(18,688)	(209)	(18,897)	(67,884)	952	(66,932)

	For the three months ended June 30, 2019			For the six months ended June 30, 2019
	As Previously	Cumulative	As	As Previously	Cumulative	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net loss attributable to the Company	$(18,094)	756	(17,338)	$(49,046)	1,161	(47,885)
Other comprehensive gain (loss) - foreign currency translation adjustment	86	—	86	(124)	—	(124)
Comprehensive loss attributable to the Company	$(18,008)	$756	$(17,252)	$(49,170)	$1,161	$(48,009)

Preferred stock dividends declared, deemed dividends and accretion of discount	(13)	—	(13)	(26)	—	(26)
Comprehensive loss attributable to common stockholders	(18,021)	756	(17,265)	(49,196)	1,161	(48,035)

	For the three months ended March 31, 2019,
	As Previously Reported	Cumulative Adjustments	As Restated

Net loss attributable to the Company	$(30,952)	405	(30,547)
Other comprehensive gain (loss) - foreign currency translation adjustment	(210)	—	(210)
Comprehensive loss attributable to the Company	$(31,162)	$405	$(30,757)

Preferred stock dividends declared, deemed dividends and accretion of discount	(52)	39	(13)
Comprehensive loss attributable to common stockholders	$(31,214)	444	$(30,770)

The following tables present the effect of the Restatement Items, as well as other adjustments, on the Company’s unaudited interim condensed consolidated statements of stockholders’ equity (in thousands, except per share):

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity

BALANCE - March 31, 2020 (As Previously Reported)	322,220,469	$3,222	$1,519,257	$1,164	15,261,007	$(31,224)	$(1,383,299)	$109,120
Cumulative adjustments	—	—	(163)	(112)	—	—	(4,453)	(4,728)
BALANCE - March 31, 2020 (As Restated)	322,220,469	3,222	1,519,094	1,052	15,261,007	(31,224)	(1,387,752)	104,392

BALANCE - June 30, 2020 (As Previously Reported)	348,201,792	$3,482	$1,658,532	$1,271	15,292,591	$(31,359)	$(1,391,961)	$239,965
Cumulative adjustments	—	—	(94)	(112)	—	—	(5,199)	(5,405)
BALANCE - June 30, 2020 (As Restated)	348,201,792	3,482	1,658,438	1,159	15,292,591	(31,359)	(1,397,160)	234,560

BALANCE - September 30, 2020 (As Previously Reported)	406,123,816	$4,061	$2,083,199	$1,958	15,926,068	$(40,434)	$(1,431,340)	$617,444
Cumulative adjustments	—	—	(30)	(112)	—	—	(31,037)	(31,179)
BALANCE - September 30, 2020 (As Restated)	406,123,816	$4,061	$2,083,169	$1,846	15,926,068	$(40,434)	$(1,462,377)	$586,265

Notes to Consolidated Financial Statements (Continued)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity (Deficit)

BALANCE - March 31, 2019 (As Previously Reported)	244,537,235	$2,445	$1,316,893	$1,374	15,002,663	$(30,637)	$(1,291,255)	$(1,180)
Cumulative adjustments	—	—	(78)	—	—	—	(5,817)	(5,895)
BALANCE - March 31, 2019 (As Restated)	244,537,235	2,445	1,316,815	1,374	15,002,663	(30,637)	(1,297,072)	(7,075)

BALANCE - June 30, 2019 (As Previously Reported)	246,975,173	$2,470	$1,325,459	$1,460	15,020,437	$(30,681)	$(1,309,363)	$(10,655)
Cumulative adjustments	—	—	(78)	—	—	—	(5,062)	(5,140)
BALANCE - June 30, 2019 (As Restated)	246,975,173	2,470	1,325,381	1,460	15,020,437	(30,681)	(1,314,425)	(15,795)

BALANCE - September 30, 2019 (As Previously Reported)	253,982,578	$2,540	$1,340,859	$929	15,259,045	$(31,216)	$(1,327,518)	$(14,406)
Cumulative adjustments	—	—	(78)	—	—	—	(4,741)	(4,819)
BALANCE - September 30, 2019 (As Restated)	253,982,578	$2,540	$1,340,781	$929	15,259,045	$(31,216)	$(1,332,259)	$(19,225)

Notes to Consolidated Financial Statements (Continued)

The following tables present the effect of the Restatement Items, as well as other adjustments, on the Company’s unaudited interim condensed consolidated statements of cash flows (in thousands):

	As Restated
	Three Months Ended	Six Months Ended	Nine Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020
Operating Activities
Net loss attributable to the Company	$(37,432)	$(46,833)	$(112,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	2,991	6,069	9,860
Amortization of intangible assets	175	398	835
Stock-based compensation	3,045	6,188	9,258
Gain on extinguishment of debt	—	(13,222)	(13,222)
Amortization of debt issuance costs and discount on convertible senior notes	2,716	6,528	12,183
Provision for common stock warrants	2,566	7,983	25,198
Fair value adjustment to contingent consideration	—	—	1,130
Income tax benefit	—	(17,371)	(24,015)
Loss (benefit) on service contracts	(128)	277	25,110
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	1,034	(18,333)	(86,056)
Inventory	(20,581)	(37,983)	(57,615)
Prepaid expenses, and other assets	(10,794)	(11,887)	(4,956)
Accounts payable, accrued expenses, and other liabilities	(3,374)	3,903	41,125
Deferred revenue	(620)	2,392	16,709
Net cash used in operating activities	(60,402)	(111,891)	(156,506)
Investing Activities
Purchases of property, plant and equipment	(2,507)	(5,009)	(11,265)
Purchase of intangible assets	—	—	(1,638)
Purchases of equipment related to PPA and equipment related to fuel delivered to customers	(3,848)	(6,256)	(13,699)
Net cash paid for acquisitions	—	(45,286)	(45,113)
Net cash used in investing activities	(6,355)	(56,551)	(71,715)
Financing Activities
Proceeds from public offerings, net of transaction costs	—	(269)	344,398
Proceeds from exercise of stock options	6,104	15,798	23,335
Proceeds from issuance of convertible senior notes, net	—	205,100	205,098
Repurchase of convertible senior notes	—	(90,238)	(90,238)
Purchase of capped calls and common stock forward	—	(16,253)	(16,253)
Proceeds from termination of capped calls	—	24,158	24,158
Principal payments on long-term debt	(5,315)	(21,626)	(27,845)
Proceeds from long-term debt, net	—	49,000	99,000
Repayments of finance obligations	(5,343)	(11,129)	(19,038)
Proceeds from finance obligations	9,024	27,678	47,568
Net cash provided by financing activities	4,470	182,219	590,183
Effect of exchange rate changes on cash	1	(24)	(90)
Increase in cash, cash equivalents and restricted cash	(62,286)	13,753	361,872
Cash, cash equivalents, and restricted cash beginning of period	369,500	369,500	369,500
Cash, cash equivalents, and restricted cash end of period	$307,214	$383,253	$731,372

Supplemental disclosure of cash flow information
Cash paid for interest	$5,155	$9,466	$16,975

Summary of non-cash investing and financing activity
Recognition of right of use assets	$340	$6,836	$25,857
Conversion of preferred stock to common stock	441	441	43,058

Notes to Consolidated Financial Statements (Continued)

	As Restated
	Three Months Ended	Six Months Ended	Nine Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019
Operating Activities
Net loss attributable to the Company	$(30,547)	$(47,885)	$(65,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	2,748	5,433	8,858
Amortization of intangible assets	175	338	518
Stock-based compensation	2,497	5,123	7,927
Loss on extinguishment of debt	518	518	518
Provision for bad debts and other assets	307	907	1,253
Amortization of debt issuance costs and discount on convertible senior notes	2,469	4,340	6,442
Provision for common stock warrants	1,193	2,209	3,706
Loss on disposal of leased assets	—	212	212
Change in fair value of common stock warrant liability	2,126	420	(7)
Benefit on service contracts	(142)	(873)	(1,366)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	5,001	9,864	11,625
Inventory	(17,716)	(25,431)	(32,843)
Prepaid expenses, and other assets	1,018	(460)	427
Accounts payable, accrued expenses, and other liabilities	(2,887)	662	10,164
Deferred revenue	(2,459)	(3,705)	(5,868)
Net cash used in operating activities	(35,699)	(48,328)	(54,141)
Investing Activities
Proceeds from sale of equity interest in joint venture
Purchases of property, plant and equipment	(1,468)	(2,844)	(4,635)
Purchase of intangible assets	—	(1,860)	(1,860)
Purchases of equipment related to PPA and equipment related to fuel delivered to customers	(806)	(1,987)	(2,851)
Proceeds from sale of leased assets	—	375	375
Net cash used in investing activities	(2,274)	(6,316)	(8,971)
Financing Activities
Proceeds from issuance of preferred stock, net of transaction costs	(3)	(8)	(37)
Proceeds from public offerings, net of transaction costs	23,498	28,265	38,098
Proceeds from exercise of stock options	81	205	(116)
Payments for redemption of preferred stock	—	—	(4,040)
Proceeds from issuance of convertible senior notes, net	—	—	39,052
Principal payments on long-term debt	(17,671)	(18,039)	(21,704)
Proceeds from long-term debt, net	84,761	99,546	99,496
Repayments of finance obligations	(53,580)	(55,712)	(56,603)
Proceeds from finance obligations	—	25,609	57,249
Net cash provided by financing activities	37,086	79,866	151,395
Effect of exchange rate changes on cash	(35)	(48)	(119)
Increase (decrease) in cash, cash equivalents and restricted cash	(922)	25,174	88,164
Cash, cash equivalents, and restricted cash beginning of period	110,153	110,153	110,153
Cash, cash equivalents, and restricted cash end of period	$109,231	$135,327	$198,317

Supplemental disclosure of cash flow information
Cash paid for interest	$4,858	$8,673	$8,673

Summary of non-cash investing and financing activity
Recognition of right of use assets	$2,000	$11,689	$29,903
Conversion of preferred stock to common stock	—	—	1,883

Notes to Consolidated Financial Statements (Continued)

	For the Nine Months Ended September 30, 2020
	As previously	Restatement	As	Restatement
	Reported	Adjustments	Restated	References
Operating Activities
Net loss attributable to the Company	$(85,514)	$(26,536)	$(112,050)	a
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	9,381	479	9,860	b, e
Amortization of intangible assets	835	—	835
Stock-based compensation	9,258	—	9,258
Gain on extinguishment of debt	(13,222)	—	(13,222)
Amortization of debt issuance costs and discount on convertible senior notes	12,183	—	12,183
Provision for common stock warrants	25,198	—	25,198
Fair value adjustment to contingent consideration	1,130	—	1,130
Income tax benefit	(24,182)	167	(24,015)	e
Loss on service contracts	4,306	20,804	25,110	c
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(86,004)	(52)	(86,056)	e
Inventory	(57,718)	103	(57,615)	e
Prepaid expenses, and other assets	(4,956)	—	(4,956)
Accounts payable, accrued expenses, and other liabilities	35,748	5,377	41,125	b, d, e
Deferred revenue	16,647	62	16,709	e
Net cash used in operating activities	(156,910)	404	(156,506)
Investing Activities
Purchases of property, plant and equipment	(11,265)	—	(11,265)
Purchase of intangible assets	(1,638)	—	(1,638)
Purchases of equipment related to PPA and equipment related to fuel delivered to customers	(13,699)	—	(13,699)
Net cash paid for acquisitions	(45,113)	—	(45,113)
Net cash used in investing activities	(71,715)	—	(71,715)
Financing Activities
Proceeds from public offerings, net of transaction costs	344,398	—	344,398
Proceeds from exercise of stock options	23,335	—	23,335
Proceeds from issuance of convertible senior notes, net	205,098	—	205,098
Repurchase of convertible senior notes	(90,238)	—	(90,238)
Purchase of capped calls and common stock forward	(16,253)	—	(16,253)
Proceeds from termination of capped calls	24,158	—	24,158
Principal payments on long-term debt	(27,845)	—	(27,845)
Proceeds from long-term debt, net	99,000	—	99,000
Repayments of finance obligations	(18,634)	(404)	(19,038)	b
Proceeds from finance obligations	47,568	—	47,568
Net cash provided by financing activities	590,587	(404)	590,183
Effect of exchange rate changes on cash	(90)	—	(90)
Increase in cash, cash equivalents and restricted cash	361,872	—	361,872
Cash, cash equivalents, and restricted cash beginning of period	369,500	—	369,500
Cash, cash equivalents, and restricted cash end of period	$731,372	$—	$731,372

Supplemental disclosure of cash flow information
Cash paid for interest	$16,975	$—	16,975

Summary of non-cash investing and financing activity
Recognition of right of use assets	$56,377	$(30,520)	$25,857	b
Conversion of convertible notes to common stock	42,873	185	43,058	e

For the nine months ended September 30, 2020

(a)	Refer to description of the adjustments and their impact on net loss in the Consolidated Statement of Operations sections for the nine months ended September 30, 2020 above.
(b)	Right of use asset: The correction of this misstatement resulted in an increase to operating cash flows of $591 thousand and a decrease to financing cash flows of $404 thousand for the nine months ended September 30,2020. In addition, the adjustments resulted in a decrease of $30.5 million to the non-cash investing and financing activity related to the recognition of the right of use asset.
(c)	Provision for loss contracts related to service: The correction of this misstatement resulted in an increase within operating cash flows of $20.8 million for the nine months ended September 30, 2020.
(d)	Bonus accrual: Adjustments related to the under accrual for bonus expenses resulted in an increase within operating cash flows of $5.3 million for the nine months ended September 30, 2020.
(e)	Other adjustments: Immaterial adjustments resulted in an increase to operating cash flows of $226 thousand for the nine months ended September 30, 2020. In addition, there was an increase of $185 thousand in conversion of convertible notes to common stock.

Notes to Consolidated Financial Statements (Continued)

	For the Six Months Ended June 30, 2020
	As previously	Restatement	As	Restatement
	Reported	Adjustments	Restated	References
Operating Activities
Net loss attributable to the Company	$(46,135)	$(698)	$(46,833)	a
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	5,783	286	6,069	b, d
Amortization of intangible assets	398	—	398
Stock-based compensation	6,188	—	6,188
Gain on extinguishment of debt	(13,222)	—	(13,222)
Amortization of debt issuance costs and discount on convertible senior notes	6,528	—	6,528
Provision for common stock warrants	7,983	—	7,983
Income tax benefit	(17,659)	288	(17,371)	d
Loss on service contracts	—	277	277	c
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(18,393)	60	(18,333)	d
Inventory	(37,983)	—	(37,983)
Prepaid expenses, and other assets	(11,817)	(70)	(11,887)	d
Accounts payable, accrued expenses, and other liabilities	4,699	(796)	3,903	b, d
Deferred revenue	2,383	9	2,392	d
Net cash used in operating activities	(111,247)	(644)	(111,891)
Investing Activities
Purchases of property, plant and equipment	(5,009)	—	(5,009)
Purchases of equipment related to PPA and equipment related to fuel delivered to customers	(6,256)	—	(6,256)
Net cash paid for acquisitions	(45,286)	—	(45,286)
Net cash used in investing activities	(56,551)	—	(56,551)
Financing Activities
Proceeds from public offerings, net of transaction costs	(269)	—	(269)
Proceeds from exercise of stock options	15,798	—	15,798
Proceeds from issuance of convertible senior notes, net	205,100	—	205,100
Repurchase of convertible senior notes	(90,238)	—	(90,238)
Purchase of capped calls and common stock forward	(16,253)	—	(16,253)
Proceeds from termination of capped calls	24,158	—	24,158
Principal payments on long-term debt	(21,626)	—	(21,626)
Proceeds from long-term debt, net	49,000	—	49,000
Repayments of finance obligations	(11,783)	654	(11,129)	b,d
Proceeds from finance obligations	27,678	—	27,678
Net cash provided by financing activities	181,565	654	182,219
Effect of exchange rate changes on cash	(14)	(10)	(24)
Increase in cash, cash equivalents and restricted cash	13,753	—	13,753
Cash, cash equivalents, and restricted cash beginning of period	369,500	—	369,500
Cash, cash equivalents, and restricted cash end of period	$383,253	$—	$383,253

Supplemental disclosure of cash flow information
Cash paid for interest	$9,466	$—	9,466

Summary of non-cash investing and financing activity
Recognition of right of use assets	$26,922	$(20,086)	$6,836	b
Conversion of preferred stock to common stock	441	—	441

As of June 30, 2020

(a)	Refer to description of the adjustments and their impact on net loss in the Consolidated Statement of Operations sections for the six months ended June 30, 2020 above.
(b)	Right of use asset: The correction of this misstatement resulted in a decrease to operating cash flows of $553 thousand and a decrease financing cash flows of $222 thousand for the six months ended June 30, 2020. In addition, the adjustments resulted in a decrease of $20.1 million to the non-cash investing and financing activity related to the recognition of the right of use asset.
(c)	Provision for loss contracts related to service: The correction of this misstatement resulted in an increase to operating cash flows of $277 thousand for the six months ended June 30, 2020.
(d)	Other adjustments: Immaterial adjustments resulted in an increase to operating cash flows of $330 thousand for the six months ended June 30, 2020.

Notes to Consolidated Financial Statements (Continued)

	For the Three Months Ended March 31, 2020
	As previously	Restatement	As	Restatement
	Reported	Adjustments	Restated	References
Operating Activities
Net loss attributable to the Company	$(37,479)	$47	$(37,432)	a
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	2,850	141	2,991	b, d
Amortization of intangible assets	175	—	175
Stock-based compensation	3,045	—	3,045
Amortization of debt issuance costs and discount on convertible senior notes	2,716	—	2,716
Provision for common stock warrants	2,566	—	2,566
Benefit on service contracts	—	(128)	(128)	c
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	1,011	23	1,034	d
Inventory	(20,581)	—	(20,581)
Prepaid expenses, and other assets	(10,794)	—	(10,794)
Accounts payable, accrued expenses, and other liabilities	(2,933)	(441)	(3,374)	b
Deferred revenue	(591)	(29)	(620)	d
Net cash used in operating activities	(60,015)	(387)	(60,402)
Investing Activities
Purchases of property, plant and equipment	(2,507)	—	(2,507)
Purchases of equipment related to PPA and equipment related to fuel delivered to customers	(3,848)	—	(3,848)
Net cash used in investing activities	(6,355)	—	(6,355)
Financing Activities
Proceeds from exercise of stock options	6,104	—	6,104
Principal payments on long-term debt	(5,315)	—	(5,315)
Repayments of finance obligations	(5,730)	387	(5,343)	b
Proceeds from finance obligations	9,024	—	9,024
Net cash provided by financing activities	4,083	387	4,470
Effect of exchange rate changes on cash	1	—	1
Increase in cash, cash equivalents and restricted cash	(62,286)	—	(62,286)
Cash, cash equivalents, and restricted cash beginning of period	369,500	—	369,500
Cash, cash equivalents, and restricted cash end of period	$307,214	$—	$307,214

Supplemental disclosure of cash flow information
Cash paid for interest	$5,155	$—	5,155

Summary of non-cash investing and financing activity
Recognition of right of use assets	$6,189	$(5,849)	$340	b
Conversion of preferred stock to common stock	441	—	441

As of March 31, 2020

(a)	Refer to description of the adjustments and their impact on net loss in the Consolidated Statement of Operations sections for the three months ended March 31, 2020 above.
(b)	Right of use asset: The correction of this misstatement resulted in a decrease to operating cash flows of $282 thousand and an increase to financing cash flows of $387 thousand for the three months ended March 31, 2020. In addition, the adjustments resulted in a decrease of $5.8 million to the non-cash investing and financing activity related to the recognition of the right of use asset.
(c)	Provision for loss contracts related to service: The correction of this misstatement resulted in a decrease to operating cash flows of $128 thousand for the three months ended March 31, 2020.
(d)	Other adjustments: Immaterial adjustments resulted in a deccrease to operating cash flows of $24 thousand for the period ended March 31, 2020.

Notes to Consolidated Financial Statements (Continued)

	For the Nine Months Ended September 30, 2019
	As previously	Restatement	As	Restatement
	Reported	Adjustments	Restated	References
Operating Activities
Net loss attributable to the Company	$(67,190)	$1,483	$(65,707)	a
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	8,944	(86)	8,858	b, d
Amortization of intangible assets	518	—	518
Stock-based compensation	7,927	—	7,927
Loss on extinguishment of debt	—	518	518	d
Provision for bad debts and other assets	1,253	—	1,253
Amortization of debt issuance costs and discount on convertible senior notes	6,257	185	6,442	d
Provision for common stock warrants	3,706	—	3,706
Change in fair value of common stock warrant liability	(7)	—	(7)
Loss on disposal of leased assets	212	—	212
Benefit on service contracts	—	(1,366)	(1,366)	c
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	11,702	(77)	11,625	d
Inventory	(32,691)	(152)	(32,843)	d
Prepaid expenses, and other assets	427	—	427
Accounts payable, accrued expenses, and other liabilities	13,293	(3,129)	10,164	b, d
Deferred revenue	(6,152)	284	(5,868)	d
Net cash used in operating activities	(51,801)	(2,340)	(54,141)
Investing Activities
Purchases of property, plant and equipment	(4,635)	—	(4,635)
Purchase of intangible assets	(1,860)	—	(1,860)
Purchases of equipment related to PPA and equipment related to fuel delivered to customers	(2,851)	—	(2,851)
Proceeds from sale of leased assets	375	—	375
Net cash used in investing activities	(8,971)	—	(8,971)

Financing Activities
Proceeds from issuance of preferred stock, net of transaction costs	(37)	—	(37)
Proceeds from public offerings, net of transaction costs	38,098	—	38,098
Proceeds from exercise of stock options	(116)	—	(116)
Payments for redemption of preferred stock	(4,040)	—	(4,040)
Proceeds from issuance of convertible senior notes, net	39,052	—	39,052
Principal payments on long-term debt	(21,186)	(518)	(21,704)	d
Proceeds from long-term debt, net	99,496	—	99,496
Repayments of finance obligations	(59,461)	2,858	(56,603)	b
Proceeds from finance obligations	57,249	—	57,249
Net cash provided by financing activities	149,055	2,340	151,395
Effect of exchange rate changes on cash	(119)	—	(119)
Increase in cash, cash equivalents and restricted cash	88,164	—	88,164
Cash, cash equivalents, and restricted cash beginning of period	110,153	—	110,153
Cash, cash equivalents, and restricted cash end of period	$198,317	$—	$198,317

Supplemental disclosure of cash flow information
Cash paid for interest	$8,673	$—	8,673

Summary of non-cash investing and financing activity
Recognition of right of use assets	$78,626	$(48,723)	$29,903	b
Conversion of preferred stock to common stock	1,883	—	1,883

For the nine months ended September 30, 2019

(a)	Refer to description of the adjustments and their impact on net loss in the Consolidated Statement of Operations sections for the nine months ended September 30, 2019 above.
(b)	Right of use asset: The correction of this misstatement resulted in a decrease to operating cash flows of $3.1 million and an increase to financing cash flows of $2.9 million for the nine months ended September 30, 2019. In addition, the adjustments resulted in a decrease of $48.7 million to the non-cash investing and financing activity related to the recognition of the right of use asset.
(c)	Provision for loss contracts related to service: The correction of this misstatement resulted in a decrease to operating cash flows of $1.4 million for the nine months ended September 30, 2019.
(d)	Other adjustments: Immaterial adjustments resulted in an increase to operating cash flows of $600 thousand and a decrease to financing cash flows of $518 thousand for the period ended nine months ended September 30, 2019.

Notes to Consolidated Financial Statements (Continued)

	For the Six Months Ended June 30, 2019
	As previously	Restatement	As	Restatement
	Reported	Adjustments	Restated	References
Operating Activities
Net loss attributable to the Company	$(49,046)	$1,161	$(47,885)	a
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	5,496	(63)	5,433	b, d
Amortization of intangible assets	338	—	338
Stock-based compensation	5,123	—	5,123
Loss on extinguishment of debt	—	518	518	d
Amortization of debt issuance costs and discount on convertible senior notes	4,340	—	4,340
Provision for common stock warrants	2,209	—	2,209
Provision for bad debts and other	907	—	907
Loss on disposal of assets	212	—	212
Change in fair value of common stock warrant liability	420	—	420
Benefit on service contracts	—	(873)	(873)	c
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	9,848	16	9,864	d
Inventory	(25,280)	(151)	(25,431)	d
Prepaid expenses, and other assets	(460)	—	(460)
Accounts payable, accrued expenses, and other liabilities	1,232	(570)	662	b, d
Deferred revenue	(3,827)	122	(3,705)	d
Net cash used in operating activities	(48,488)	160	(48,328)
Investing Activities
Purchases of property, plant and equipment	(2,844)	—	(2,844)
Purchase of intangible assets	(1,860)	—	(1,860)
Purchases of equipment related to PPA and equipment related to fuel delivered to customers	(1,987)	—	(1,987)
Proceeds from sale of leased assets	375	—	375
Net cash used in investing activities	(6,316)	—	(6,316)

Financing Activities
Proceeds from issuance of preferred stock, net of transaction costs	(8)	—	(8)
Proceeds from public offerings, net of transaction costs	28,265	—	28,265
Proceeds from exercise of stock options	205	—	205
Principal payments on long-term debt	(17,521)	(518)	(18,039)	d
Proceeds from long-term debt, net	99,546	—	99,546
Repayments of finance obligations	(56,070)	358	(55,712)	b
Proceeds from finance obligations	25,609	—	25,609
Net cash provided by financing activities	80,026	(160)	79,866
Effect of exchange rate changes on cash	(48)	—	(48)
Increase in cash, cash equivalents and restricted cash	25,174	—	25,174
Cash, cash equivalents, and restricted cash beginning of period	110,153	—	110,153
Cash, cash equivalents, and restricted cash end of period	$135,327	$—	$135,327

Supplemental disclosure of cash flow information
Cash paid for interest	$8,673	$—	8,673

Summary of non-cash investing and financing activity
Recognition of right of use assets	$34,530	$(22,841)	$11,689	b

For the six months ended June 30, 2019

(a)	Refer to description of the adjustments and their impact on net loss in the Consolidated Statement of Operations sections for the six months ended June 30, 2019 above.
(b)	Right of use asset: The correction of this misstatement resulted in a decrease to operating cash flows of $492 thousand and an increase to financing cash flows of $358 thousand for the six ended June 30, 2019. In addition, the adjustments resulted in a decrease of $22.8 million to the non-cash investing and financing activity related to the recognition of the right of use asset.
(c)	Provision for loss contracts related to service: The correction of this misstatement resulted in a decrease to operating cash flows of $873 thousand for the six months ended June 30, 2019.
(d)	Other adjustments: Immaterial adjustments resulted in an increase to operating cash flows of $364 thousand and a decrease in financing cash flows of $518 thousand for the six months ended June 30, 2019.

Notes to Consolidated Financial Statements (Continued)

	For the Three Months Ended March 31, 2019
	As previously	Restatement	As	Restatement
	Reported	Adjustments	Restated	References
Operating Activities
Net loss attributable to the Company	$(30,952)	$405	$(30,547)	a
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	2,776	(28)	2,748	b, d
Amortization of intangible assets	175	—	175
Stock-based compensation	2,497	—	2,497
Loss on extinguishment of debt	—	518	518	d
Provision for bad debts and other assets	307	—	307
Amortization of debt issuance costs and discount on convertible senior notes	2,469	—	2,469
Provision for common stock warrants	1,193	—	1,193
Change in fair value of common stock warrant liability	2,126	—	2,126
Benefit on service contracts	—	(142)	(142)	c
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	4,978	23	5,001	d
Inventory	(17,564)	(152)	(17,716)	d
Prepaid expenses, and other assets	1,018	—	1,018
Accounts payable, accrued expenses, and other liabilities	(2,781)	(106)	(2,887)	d
Deferred revenue	(2,505)	46	(2,459)	d
Net cash used in operating activities	(36,263)	564	(35,699)
Investing Activities
Purchases of property, plant and equipment	(1,468)	—	(1,468)
Purchases of equipment related to PPA and equipment related to fuel delivered to customers	(806)	—	(806)
Net cash used in investing activities	(2,274)	—	(2,274)

Financing Activities
Proceeds from issuance of preferred stock, net of transaction costs	(3)	—	(3)
Proceeds from public offerings, net of transaction costs	23,498	—	23,498
Proceeds from exercise of stock options	81	—	81
Principal payments on long-term debt	(17,153)	(518)	(17,671)	d
Proceeds from long-term debt, net	84,761	—	84,761
Repayments of finance obligations	(53,534)	(46)	(53,580)	b
Net cash provided by financing activities	37,650	(564)	37,086
Effect of exchange rate changes on cash	(35)	—	(35)
Decrease in cash, cash equivalents and restricted cash	(922)	—	(922)
Cash, cash equivalents, and restricted cash beginning of period	110,153	—	110,153
Cash, cash equivalents, and restricted cash end of period	$109,231	$—	$109,231

Supplemental disclosure of cash flow information
Cash paid for interest	$4,858	$—	4,858

Summary of non-cash investing and financing activity
Recognition of right of use assets	$—	$2,000	$2,000	b

For the three months ended March 31, 2019

(a)	Refer to description of the adjustments and their impact on net loss in the Consolidated Statement of Operations sections for the three months ended March 31, 2019 above.
(b)	Right of use asset: The correction of this misstatement resulted in a decrease to operating cashflows of $12 thousand and a decrease to financing cashflow of $46 thousand for the three months ended March 31,2019. In addition, the adjustments resulted in an increase of $2.0 million to the non-cash investing and financing activity related to the recognition of the right of use asset.
(c)	Provision for loss contracts related to service: The correction of this misstatement resulted in a decrease to operating cashflows of $142 thousand for the three months ended March 31, 2020.
(d)	Other adjustments: Immaterial adjustments resulted in an increase to operating activities of $312 thousand and a decrease in financing cashflows of $518 thousand for the three months ended March 30, 2019.

4.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Leases

The Company is a lessee in noncancelable (1) operating leases, primarily related to sale/leaseback transactions with financial institutions for deployment of the Company’s products at certain customer sites, and (2) finance leases. The Company accounts for leases in accordance with Accounting Standards Codification (ASC) Topic 842, Leases (ASC Topic 842), as amended.

Notes to Consolidated Financial Statements (Continued)

The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right of use asset and a lease liability at the lease commencement date.  For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases and is subsequently measured at amortized cost using the effective interest method.

Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term and (3) the lease payments.

●	ASC Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Adjustments that considered the Company’s actual borrowing rate, inclusive of securitization, as well as borrowing rates for companies of similar credit quality, were applied in the determination of the incremental borrowing rate.

●	The lease term for all of the Company’s leases includes the noncancelable period of the lease, plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

●	Lease payments included in the measurement of the lease liability comprise fixed payments, and for certain finance leases, the exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain at lease commencement to exercise the option.

The right of use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.  For operating leases, the right of use asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

For finance leases, the right of use asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of the useful life of the underlying asset or the end of the lease term unless the lease transfers ownership of the underlying asset to the Company or the Company is reasonably certain to exercise an option to purchase the underlying asset. In those cases, the right of use asset is amortized over the useful life of the underlying asset. Amortization of the right of use asset is recognized and presented separately from interest expense on the lease liability.  The Company’s leases do not contain variable lease payments.

Right of use assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an right of use asset is impaired, and if so, the amount of the impairment loss to recognize.

The Company monitors for events or changes in circumstances that require a reassessment of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding right of use asset.

Operating and finance lease right of use assets are presented separately on the Company’s consolidated balance sheets. The current portions of operating and finance lease liabilities are also presented separately within current liabilities and the long-term portions are presented separately within noncurrent liabilities on the consolidated balance sheets.

Notes to Consolidated Financial Statements (Continued)

The Company has elected not to recognize right of use assets and lease liabilities for short-term leases that have a lease term of 12 months or less.  The Company recognizes the lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term.

Revenue Recognition

The Company enters into contracts that may contain one or a combination of fuel cell systems and infrastructure, installation, maintenance, spare parts, fuel delivery and other support services. Contracts containing fuel cell systems and related infrastructure may be sold directly to customers or provided to customers under a PPA, discussed further below.

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. The Company accrues for anticipated standard warranty costs at the same time that revenue is recognized for the related product, or when circumstances indicate that warranty costs will be incurred, as applicable.  Any prepaid amounts would only be refunded to the extent services have not been provided or the fuel cell systems or infrastructure have not been delivered.

Revenue is measured based on the transaction price specified in a contract with a customer, subject to the allocation of the transaction price to distinct performance obligations as discussed below. The Company recognizes revenue when it satisfies a performance obligation by transferring a product or service to a customer.

Promises to the customer are separated into performance obligations, and are accounted for separately if they are (1) capable of being distinct and (2) distinct in the context of the contract. The Company considers a performance obligation to be distinct if the customer can benefit from the good or service either on its own or together with other resources readily available to the customer and the Company’s promise to transfer the goods or service to the customer is separately identifiable from other promises in the contract. The Company allocates revenue to each distinct performance obligation based on relative standalone selling prices.

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

In 2017, in separate transactions, the Company issued to each of Amazon.com NV Investment Holdings LLC and Walmart warrants to purchase shares of the Company’s common stock. The Company presents the provision for common stock warrants within each revenue-related line item on the consolidated statements of operations. This presentation reflects a discount that those common stock warrants represent, and therefore revenue is net of these non-cash charges.  The provision of common stock warrants is allocated to the relevant revenue-related line items based upon the expected mix of the revenue for each respective contract. See Note 18, “Warrant Transaction Agreements,’ for more details.

Nature of goods and services

The following is a description of principal activities from which the Company generates its revenue.

(j)	Sales of Fuel Cell Systems and Related Infrastructure

Revenue from sales of fuel cell systems and related infrastructure represents sales of our GenDrive units, GenSure stationary backup power units, as well as hydrogen fueling infrastructure.

The Company uses a variety of information sources in determining standalone selling prices for fuel cells systems and related infrastructure. For GenDrive fuel cells, given the nascent nature of the Company’s market, the Company considers several inputs, including prices from a limited number of standalone sales as well as the Company’s negotiations with customers. The Company also considers its costs to produce fuel cells as well as comparable list prices in estimating standalone selling prices. The Company uses applicable observable evidence from similar products in the market to determine standalone selling prices for GenSure stationary backup power units and hydrogen fueling infrastructure. The determination of standalone selling prices of the Company’s performance obligations requires significant judgment, including periodic assessment of pricing approaches and available observable evidence in the market. Once relative

Notes to Consolidated Financial Statements (Continued)

standalone selling prices are determined, the Company proportionately allocates the transaction price to each performance obligation within the customer arrangement based upon standalone selling price. The allocated transaction price related to fuel cell systems and spare parts is recognized as revenue at a point in time which usually occurs at shipment (and occasionally upon delivery). Revenue on hydrogen infrastructure installations is generally recognized at the point at which transfer of control passes to the customer, which usually occurs upon customer acceptance of the hydrogen infrastructure. In certain instances, control of hydrogen infrastructure installations transfers to the customer over time, and the related revenue is recognized over time as the performance obligation is satisfied. The Company uses an input method to determine the amount of revenue to recognize during each reporting period when such revenue is recognized over time, based on the costs incurred to satisfy the performance obligation.

(ii)Services performed on fuel cell systems and related infrastructure

Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. The Company uses an adjusted market assessment approach to determine standalone selling prices for services. This approach considers market conditions and constraints, the Company’s market share, pricing strategies and objectives while maximizing the use of available observable inputs obtained from a limited number of historical standalone service renewal prices and negotiations with customers. The transaction price allocated to services as discussed above is generally recognized as revenue over time on a straight-line basis over the expected service period, as customers simultaneously receive and consume the benefits of routine, recurring maintenance performed throughout the contract period.

In substantially all of its commercial transactions, the Company sells extended maintenance contracts that generally provide for a five-to-ten-year service period from the date of product installation in exchange for an up-front payment. Services include monitoring, technical support, maintenance and services that provide for 97% to 98% uptime of the fleet. These services are accounted for as a separate performance obligation, and accordingly, revenue generated from these transactions, subject to the proportional allocation of transaction price, is deferred and recognized as revenue over the term of the contract, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized as revenue on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract. When costs are projected to exceed revenues over the life of the extended maintenance contract, an accrual for loss contracts is recorded.  As of December 31, 2020 and 2019, the Company recorded a loss accrual of $24.0 million and $3.7 million respectively (2019 restated). Costs are estimated based upon historical experience and consider the estimated impact of the Company’s cost reduction initiatives. The actual results may differ from these estimates.  See “Extended Maintenance Contracts” below.

Extended maintenance contracts generally do not contain customer renewal options. Upon expiration, customers may either negotiate a contract extension or switch to purchasing spare parts and maintaining the fuel cell systems on their own.

(iii)Power Purchase Agreements

Revenue from PPAs primarily represents payments received from customers who make monthly payments to access for the Company’s GenKey solution.

Revenue associated with these agreements is recognized on a straight-line basis over the life of the agreements as the customers receive the benefits from the Company’s performance of the services.  The customers receive services ratably over the contract term.

In conjunction with entering into a PPA with a customer, the Company may enter into transactions with third-party financial institutions in which it receives proceeds from the sale/leaseback transactions of the equipment and the sale of future service revenue. The proceeds from the financial institution are allocated between the sale of equipment and the sale of future service revenue based on the relative standalone selling prices of equipment and service.  The proceeds allocated to the sale of future services are recognized as finance obligations.  The proceeds allocated to the sale of the equipment are evaluated to determine if the transaction meets the criteria for sale/leaseback accounting. To meet the sale/leaseback criteria, control of the equipment must transfer to the financial institution, which requires among other criteria the leaseback to meet  the criteria for an operating lease and the Company must not have a right to repurchase the

Notes to Consolidated Financial Statements (Continued)

equipment (unless specific criteria are met). These transactions typically meet the criteria for sale/leaseback accounting and accordingly, the Company recognizes revenue on the sale of the equipment, and separately recognizes the leaseback obligations.

The Company recognizes a lease liability for the equipment leaseback obligation based on the present value of the future payments to the financial institutions that are attributed to the equipment leaseback.  The discount rate used to determine the lease liability is the Company’s incremental borrowing rate, which is based on an analysis of the interest rates on the Company’s secured borrowings.  Adjustments that considered the Company’s actual borrowing rate, inclusive of securitization, as well as borrowing rates for companies of similar credit quality, were applied in the determination of the incremental borrowing rate.  The Company also records a right of use asset which is amortized over the term of the leaseback.  Rental expense is recognized on a straight-line basis over the life of the leaseback and is included as a cost of PPA revenue on the consolidated statements of operations.

Certain of the Company’s transactions with financial institutions do not meet the criteria for sale/leaseback accounting and accordingly, no equipment sale is recognized.  All proceeds from these transactions are accounted for as finance obligations. The right of use assets related to these transactions are classified as equipment related to the PPAs and fuel delivered to the customers, net in the consolidated balance sheets. Costs to service the property, depreciation of the assets related to PPAs and fuel delivered to the customers, and other related costs are included in cost of PPA revenue in the consolidated statements of operations. The Company uses its transaction-date incremental borrowing rate as the interest rate for its finance obligations that arise from these transactions. No additional adjustments to the incremental borrowing rate have been deemed necessary for the finance obligations that have resulted from the failed sale/leaseback transactions.

In determining whether the sales of fuel cells and other equipment to financial institutions meet the requirements for revenue recognition under sale/leaseback accounting, the Company, as lessee, determines the classification of the lease. The Company estimates certain key inputs to the associated calculations such as: 1) discount rate used to determine the present value of future lease payments, 2) fair value of the fuel cells and equipment, and 3) useful life of the underlying asset(s):

●	ASC Topic 842 requires a lessee to discount its future lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in its leases because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate to estimate the discount rate for each lease. Adjustments that considered the Company’s actual borrowing rate, inclusive of securitization, as well as borrowing rates for companies of similar credit quality were applied in the determination of the incremental borrowing rate.

●	In order for the lease to be classified as an operating lease, the present value of the future lease payments cannot exceed 90% of the fair value of the leased assets. The Company estimates the fair value of the lease assets using the sales prices.

●	In order for a lease to be classified as an operating lease, the lease term cannot exceed 75% (major part) of the estimated useful life of the leased asset. The average estimated useful life of the fuel cells is 10 years, and the average estimated useful life of the hydrogen infrastructure is 20 years. These estimated useful lives are compared to the term of each lease to determine the appropriate lease classification.

(iv)Fuel Delivered to Customers

Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site. The stand-alone selling price is not estimated because it is sold separately and therefore directly observable.

The Company purchases hydrogen fuel from suppliers in most cases (and sometimes produces hydrogen onsite) and sells to its customers.  Revenue and cost of revenue related to this fuel is recorded as dispensed and is included in the respective “Fuel delivered to customers” lines on the consolidated statements of operations.

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

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2020 and 2019, cash equivalents consist of money market accounts. The Company’s cash and cash equivalents are deposited with financial institutions located in the U.S. and may at times exceed insured limits.

Common Stock Warrant Accounting

The Company accounts for common stock warrants as either derivative liabilities or as equity instruments depending on the specific terms of the respective warrant agreements.

Accounts Receivable

Accounts receivable are stated at the amount billed or billable to customers and are ordinarily due between 30 and 60 days after the issuance of the invoice. Receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts and related receivable are reduced when the amount is deemed uncollectible.  As of December 31, 2020, and 2019, the allowance for doubtful accounts was $172 thousand and $249 thousand, respectively.

Inventory

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, and net realizable value.  All inventory, including spare parts inventory held at service locations, is not relieved until the customer has received the product, at which time the customer obtains control of the goods.

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

Notes to Consolidated Financial Statements (Continued)

Equipment related to PPAs and Fuel Delivered to Customers

Equipment related to PPAs and fuel delivered to customers primarily consists of the assets deployed related to PPAs and sites where we deliver fuel to customers. Equipment is depreciated over its useful life. Depreciation expense is recorded on a straight-line basis and is included in cost of revenue for PPAs or cost of fuel delivered to customers, respectively, in the consolidated statements of operations.

Impairment of Long-Lived Assets and PPA Executory Contract Considerations

We evaluate long-lived assets on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain assets may not be recoverable.  Long-lived assets that we evaluate include right of use lease assets, equipment deployed to our PPA’s, assets related primarily to our fuel delivery business and other company owned long-lived assets.

Upon the occurrence of a triggering event, long-lived assets are evaluated to determine if the carrying amounts are recoverable.  The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups.  For operating assets, the Company has generally determined that the lowest level of identifiable cash flows is based on the customer sites.  The assets related primarily to our fuel delivery business are considered to be their own asset group.  The cash flows are estimated based on the remaining useful life of the primary asset within the asset group.

For assets related to our PPA agreements, we consider all underlying cash inflows related to our contract revenues and cash outflows relating to the costs incurred to service the PPA’s.  Our cash flow estimates used in the recoverability test, are based upon, among other things, historical results adjusted to reflect our best estimate of future cash flows and operating performance.  Development of future cash flows also requires us to make assumptions and to apply judgment, including timing of future expected cash flows, future cost savings initiatives, and determining recovery values.  Changes to our key assumptions related to future performance and other economic and market factors could adversely affect the outcome of our recoverability tests and cause more asset groups to be tested for impairment.

If the estimated undiscounted future net cash flows for a given asset group are less than the carrying amount of the related asset group, an impairment loss is determined by comparing the estimated fair value with the carrying amount of the asset group. The impairment loss is then allocated to the long-lived assets in the asset group based on the asset’s relative carrying amounts. However, assets are not impaired below their then estimated fair values.  Fair value is generally determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as well as year-over-year trends in pricing of our new equipment and overall evaluation of our industry and market, as considered necessary.  The Company considers these indicators with certain of its own internal indices and metrics in determining fair value in light of the nascent state of the Company’s market and industry.  The estimate of fair value represents our best estimates of these factors and is subject to variability.  Changes to our key assumptions related to future performance and other economic and market factors could adversely affect our impairment evaluation.

The Company has determined that the assets deployed for certain PPA arrangements are not recoverable based on the undiscounted estimated future cash flows of the asset group. However, the estimated fair value of the assets in the asset group equal or exceed the carrying amount of the assets or otherwise limit the amount of impairment that would have been recognized. The Company has identified the primary source of the losses as the maintenance components of the PPA arrangements and the impact of customer warrant non-cash provisions. As the PPA arrangements are considered to be executory contracts and there is no specific accounting guidance that permits loss recognition for these revenue contracts, the Company has not recognized a provision for the expected future losses under these revenue arrangements. The Company expects that it will recognize future losses for these arrangements as it continues its efforts to reduce costs of delivering the maintenance component of these arrangements.

Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for fuel cell systems and related infrastructure that has been sold. We measure loss accruals at the customer contract level. The expected

Notes to Consolidated Financial Statements (Continued)

revenues and expenses for these contracts include all applicable expected costs of providing services over the remaining term of the contracts and the related unearned net revenue.  A loss is recognized if the sum of expected costs of providing services under the contract exceeds related unearned net revenue and is recorded as a provision for loss contracts related to service in the consolidated statement of operations.  A key component of these estimates is the expected future service costs.   In estimating the expected future service costs, the Company considers its current service cost level and applies significant judgment related to expected cost saving initiatives.  The expected future cost savings will be primarily dependent upon the success of the Company’s initiatives related to increasing stack life, achieving better economies of scale on service labor, and improvements in design and operations of infrastructure.  If the expected cost saving initiatives are not realized, this will increase the costs of providing services and could adversely affect our estimated contract loss accrual.

The following table shows the roll forward of balances in the accrual for loss contracts, including changes due to the provision (benefit) for loss accrual, releases to service cost of sales and releases due to the provision for warrants (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
		(as restated)	(as restated)
Beginning Balance	$3,702	$5,345	$—
Provision (benefit) for Loss Accrual	35,473	(394)	5,345
Released to Service Cost of Sales	(2,348)	(1,249)	—
Released to Provision for Warrants	(12,814)	—	—
Ending Balance	$24,013	$3,702	$5,345

Goodwill and indefinite-lived intangible asset

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually.  The indefinite-lived intangible asset represents in-process research and development for cumulative research and development efforts associated with dry stack electrolyzer technology acquired in connection with the Giner ELX, Inc. acquisition.

The Company has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If this is the case, the quantitative goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the quantitative goodwill impairment test is not required.

The indefinite-lived intangible asset is tested for impairment annually, and more frequently when there is a triggering event. Annually, or when there is a triggering event, the Company first performs a qualitative assessment by evaluating all relevant events and circumstances to determine if it is more likely than not that the indefinite-lived intangible asset is impaired; this includes considering any potential effect on significant inputs to determining the fair value of the indefinite-lived intangible asset. When it is more likely than not that the indefinite-lived intangible asset is impaired, then the Company calculates the fair value of the intangible asset and performs a quantitative impairment test.

The Company performs an impairment review of goodwill and the indefinite lived intangible asset on an annual basis at December 1, and when a triggering event is determined to have occurred between annual impairment tests. For the years ended December 31, 2020, 2019, and 2018, the Company performed a qualitative assessment of goodwill for its single reporting unit based on multiple factors including market capitalization and determined that it is not more likely than not that the fair value of its reporting unit is less than the carrying amount.  For the year ended December 31, 2020, the Company performed a qualitative assessment of its indefinite lived intangible asset and determined that it is not more likely than not that its fair value is less than the carrying amount.

Intangible Assets

Intangible assets consist of acquired technology, customer relationships and trademarks, and are amortized using a straight-line method over their useful lives of 5–10 years.  Additionally, the intangible assets are reviewed for impairment when certain triggering events occur.

Notes to Consolidated Financial Statements (Continued)

Fair Value Measurements

The Company records the fair value of assets and liabilities in accordance with ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety.

These levels are:

●	Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

●	Level 3 — unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability at fair value.

The following table summarizes the carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2020 and 2019 (in thousands):

	Carrying	Fair	Fair Value Measurements
As of December 31, 2020	Amount	Value	Level 1	Level 2	Level 3
Contingent consideration	$9,760	$9,760	$—	$—	$9,760
Convertible senior notes	85,640	1,272,766	—	1,272,766	—
Long-term debt	175,402	175,402	—	—	175,402
Finance obligations	181,553	181,553	—	—	181,553

	Carrying	Fair	Fair Value Measurements
As of December 31, 2019	Amount	Value	Level 1	Level 2	Level 3
Convertible senior notes	$110,431	$188,775	$—	$135,320	$53,455
Long-term debt	112,169	112,169	—	—	112,169
Finance obligations	144,089	144,089	—	—	144,089

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

Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon and Walmart as discussed in Note 18, “Warrant Transaction Agreements.” The Company adopted FASB ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which requires entities to measure and classify share-based payment awards granted to a customer by applying the guidance under Topic 718, as of January 1, 2019.

In order to calculate warrant charges, the Company used the Black-Scholes pricing model, which required key inputs including volatility and risk-free interest rate and certain unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company estimated the fair value of unvested warrants, considered to be probable of vesting, at the time. Based on that estimated fair value, the Company determined warrant charges, which are recorded as a reduction of revenue in the consolidated statement of operations.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC No. 740-10-25, Income Taxes-Overall-Recognition. The Company recognizes in its consolidated financial statements the impact of a tax position only if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes interest and penalties on the Interest and other expense, net line in the accompanying consolidated statements of operations.

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

Research and Development

Costs related to research and development activities by the Company are expensed as incurred.  Certain research and development expenses have been reclassified for 2018, 2019 and 2020, including interim periods during 2019 and 2020 (see Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” and Note 3 “Unaudited Quarterly Financial data and Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements).

Stock-Based Compensation

The Company maintains employee stock-based compensation plans, which are described more fully in Note 20, “Employee Benefit Plans.”

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

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based upon the amount of compensation cost recognized and the Company's statutory tax rate. Differences between

Notes to Consolidated Financial Statements (Continued)

the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax return are recorded in the income statement. No tax benefit or expense for stock-based compensation has been recorded during the years ended December 31, 2020, 2019 and 2018 since the Company remains in a full valuation allowance position.

Convertible Senior Notes

The Company accounts for its convertible senior notes with separate liability and equity components. The carrying amount of the liability component was initially determined by estimating the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the estimated fair value of the liability component from the par value of the convertible senior notes, as a whole as of the date of issuance. This difference represents a debt discount that is amortized to interest expense, with a corresponding increase to the carrying amount of the liability component, over the term of the convertible senior notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company has allocated issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the convertible senior notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital.

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

Subsequent Events

The Company evaluates subsequent events at the date of the balance sheet as well as conditions that arise after the balance sheet date but before the consolidated financial statements are issued. The effects of conditions that existed at the balance sheet date are recognized in the consolidated financial statements. Events and conditions arising after the balance sheet date but before the consolidated financial statements are issued are evaluated to determine if disclosure is required to keep the consolidated financial statements from being misleading. To the extent such events and conditions exist, if any, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. See Note 23, “Subsequent Events.”

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued. Also, in April 2019, Accounting Standards Update (ASU) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, was issued to make improvements to updates 2016-01, Financial Instruments – Overall (Subtopic 825-10), 2016-13, Financial Instruments – Credit Losses (Topic 326) and 2017-12, Derivatives and Hedging (Topic 815). ASU 2016-13 significantly changes how entities account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. The ASU requires a number of changes to the assessment of credit losses, including the utilization of an expected credit loss model, which requires consideration of a broader range of information to estimate expected credit losses over the entire lifetime of the asset, including losses where probability is considered remote. Additionally, the standard requires the estimation of lifetime

Notes to Consolidated Financial Statements (Continued)

expected losses for trade receivables and contract assets that are classified as current. The Company adopted these standards effective January 1, 2020 and determined the impact of the standards to be immaterial to the consolidated financial statements.

In January 2017, ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), was issued to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The Company adopted this standard effective January 1, 2020 and determined there to be no impact to the consolidated financial statements.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). This ASU simplifies the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the Company’s 3.75% Convertible Senior Notes, will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. This guidance is required to be adopted by January 1, 2022, and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has elected to early adopt this guidance on January 1, 2021 using the modified retrospective method. Under this transition method, the cumulative effect of accounting change removed the impact of recognizing the equity component of the Company’s convertible notes at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization. The cumulative effect of the accounting change upon adoption on January 1, 2021 increased the carrying amount of the convertible notes by $120.7 million, reduced accumulated deficit by $9.5 million and reduced additional paid-in capital by $130.2 million. Future interest expense of the convertible notes will be lower as a result of adoption of this guidance and net loss per share will be computed using the if-converted method for convertible instruments.

In March 2020, ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This update was effective starting March 12, 2020 and the Company may elect to apply the amendments prospectively through December 31, 2022. The adoption of this standard does not have a material impact on the Company’s consolidated financial statements.

In March 2020, ASU 2020-03, Codification Improvements to Financial Instruments, was issued to make various codification improvements to financial instruments to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. This update will be effective at various dates beginning with date of issuance of this ASU. The adoption of this standard does not have a material impact on the Company’s consolidated financial statements.

In December 2019, Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, was issued to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. This update will be effective beginning after December 15, 2020. The adoption of this standard does not have a material impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements (Continued)

5. Acquisitions

Giner ELX Inc. Acquisition

On June 22, 2020, the Company acquired 100% of the outstanding shares of Giner ELX, Inc. (“Giner ELX”). Giner ELX is developer of electrolysis hydrogen generators which can be used for a variety of applications, including on-site refueling of hydrogen fuel cells.

The fair value of consideration paid by the Company in connection with the Giner ELX acquisition was as follows (in thousands):

Cash	$25,820
Plug Power Stock	19,263
Contingent consideration	7,790
Total consideration	$52,873

The contingent consideration represents the estimated fair value associated with earn-out payments of  up to $16.0 million that the sellers are eligible to receive. Of the total earnout consideration, $8.0 million is related to the achievement of the Allagash earn-out, $2.0 million is associated with the receipt of certain customer opportunities (purchase orders or other contracts) by December 31, 2021, and $6.0 million is associated with the achievement of certain revenue targets for years 2021 through 2023. The Allagash earn-out is achieved when the Company has produced at least two PEM electrolyzer stacks of one megawatt each, utilizing the dry build process and meets certain technical specifications as more fully described in the merger agreement. To be fully paid, the Allagash earn-out needs to be satisfied by July 31, 2023 and is reduced by approximately 8.33% each month beyond this date. In addition to the above, should the earn-out revenue exceed 150% of the 2023 target, the sellers will receive warrants with a value of $5.0 million and if the earn-out revenue exceeds 200% of the 2023 revenue target, the sellers will receive warrants with a value of $10.0 million. The warrants are exercisable within two years of issuance.

In connection with the Giner ELX acquisition, the Company revised the acquisition-date fair value of contingent consideration liabilities which were determined to be measurement period adjustments and resulted in an increase in other liabilities and goodwill of $0.7 million for the year ended December 31, 2020.

The following table summarizes the final allocation of the purchase price to the estimated fair value of the net assets acquired, excluding goodwill (in thousands):

Accounts receivable	$1,237
Inventory	4,108
Prepaid expenses and other assets	669
Property, plant and equipment	596
Identifiable intangibles	29,930
Accounts payable, accrued expenses and other liabilities	(1,621)
Deferred revenue	(2,350)
Deferred tax liability, net	(5,889)
Total net assets acquired, excluding goodwill	$26,680

Identifiable intangibles consisted of developed technology, non-compete agreements, estimated in-process research and development (“IPR&D”), and customer relationships.

The fair value of acquired backlog and non-complete agreements was nominal.

The fair value of the acquired IPR&D related to the dry stack technology totaling $29.0 million was calculated using the multi-period excess earnings method (“MPEEM”) approach which is a variant of the income approach. The basic principle of the MPEEM approach is that a single asset, in isolation, is not capable of generating cash flow for an enterprise. Several assets are brought together and exploited to generate cash flow. Therefore, to determine cash flow from the

Notes to Consolidated Financial Statements (Continued)

exploitation of IPR&D, one must deduct the related expenses incurred for the exploitation of other assets used for the generation of overall cash flow and revenues. The fair value of IPR&D was estimated by discounting the net cash flow derived from the expected revenues attributable to the acquired IPR&D. The fair value of the acquired customer relationships totaling $0.4 million was calculated using a distributor method approach, which is a variant of the income approach. The fair value of wet stack technology totaling $0.4 million was determined using the relief from royalty method.

In addition to identifiable intangible assets, the fair value of acquired work in process and finished goods inventory was estimated based on the estimated selling price less costs to be incurred and a market participant profit rate.  Additionally, the fair value of the deferred revenue was determined using a cost build-up approach. The direct cost of fulfilling the obligation plus a normal profit margin was used to determine the value of the assumed deferred revenue liability.

Included in the purchase consideration are three contingent earn-out payments (as described above): the Allagash earn-out, the customer opportunities, and the revenue targets. Due to the nature of the Allagash and customer opportunities, as outlined in the purchase agreement, a scenario based method (“SBM”) was used to value these contingent payments as the payments are milestone based in nature. These fair value measurements were based on unobservable inputs and are considered to be level 3 financial instruments. The revenue targets are achieved when certain revenue thresholds are met, and the catch-up provision creates path-dependency. As such, the revenue earn-out was valued using a Monte Carlo Simulation.

In connection with the acquisition, the Company recorded on its consolidated balance sheet a liability of $7.8 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was remeasured as of December 31, 2020, and was estimated to be $9.6 million. This increase in fair value of $1.8 million, which was primarily due to a change in the discount rate offset by a decrease in the discount period, was recorded as an expense in the consolidated statement of operations for the year ended December 31, 2020.

Included in Giner ELX’s net assets acquired are net deferred tax liabilities of $5.9 million. In connection of the acquisition of these net deferred tax liabilities, the Company reduced its valuation allowance by $5.2 million and recognized a tax benefit $5.2 million during the year ended December 31, 2020.

Goodwill associated with the Giner ELX acquisition was calculated as follows (in thousands):

Consideration paid	$52,873
Less: net assets acquired	(26,680)
Total goodwill recognized	$26,193

The goodwill consists of the Company’s increased capabilities in green hydrogen supply through the production of electrolyzers. The synergies with the Company’s production of hydrogen storage and dispensing equipment are important to the Company as the demand for green hydrogen is expected to increase.

United Hydrogen Group Inc. Acquisition

On June 18, 2020, the Company acquired 100% of the outstanding shares of United Hydrogen Group Inc. (“UHG”). UHG produces and sells liquid hydrogen.

The fair value of consideration paid by the Company in connection with the UHG acquisition was as follows (in thousands):

Cash	$19,293
Plug Power Stock	30,410
Contingent consideration	1,110
Total consideration	$50,813

Included in cash and common stock in the above table is $1.0 million of cash and $6.5 million of common stock that was paid in April 2020 to purchase a convertible note in UHG. This convertible note included terms that allowed for

Notes to Consolidated Financial Statements (Continued)

reduction of the purchase price if the Company were to complete the acquisition of UHG. As such, this note was cancelled in conjunction with the closing of this acquisition.

A portion of the purchase price of UHG was in the form of contingent consideration. The contingent consideration is contingent on future performance related to two discrete milestones associated with the expansion of the liquefication capacity of the Charleston, Tennessee liquid hydrogen plant (the “Charleston Plant”).  The Company’s liability for this contingent consideration was measured at fair value based on the Company’s expectations of achieving the expansion milestone.  The expected performance was assessed by management which was discounted to present value in order to derive a fair value of the contingent consideration. This fair value measurement was based on unobservable inputs and is considered a level 3 financial instrument. Due to the milestone nature of the payments, a scenario based method (“SBM”) was used to value these contingent payments.

The estimated fair value of the contingent consideration as of the acquisition date was $1.1 million. Subsequently, a payment of $300 thousand was made to the sellers as a result of achieving the first milestone related to the expansion of the liquefication capacity of the Charleston Plant. A reduction of the  contingent consideration liability of $610 thousand was also recorded subsequent to the acquisition due to a reduction in the probability assessment that the second expansion milestone will be met. As of December 31, 2020, the remaining contingent consideration liability related to the UHG acquisition was $200 thousand.

The following table summarizes the final allocation of the purchase price to the estimated fair value of the net assets acquired, excluding goodwill (in thousands):

Accounts receivable	$444
Inventory	89
Prepaid expenses and other assets	1,152
Property, plant and equipment	41,244
Leased property	796
Identifiable intangible asset	2,338
Long-term debt	(11,336)
Unfavorable customer contract	(15,757)
Accounts payable, accrued expenses, deferred revenue and finance obligations	(4,631)
Total net assets acquired, excluding goodwill	$14,339

The identifiable intangible asset consisted of developed technology, as described below in Note 10, “Intangible Assets and Goodwill.” The fair value of the developed technology totaling $2.3 million was calculated using the relief from royalty approach which is a variant of the income approach. The application of the relief from royalty approach involves estimating the value of an intangible asset by quantifying the present value of the stream of market derived royalty payments that the owner of the intangible asset is exempted or ‘relieved’ from paying.

Additionally, the Company estimated the fair value of an unfavorable customer contract. The fair value of the acquired unfavorable customer contract was calculated using a with and with-out analysis which is a variant of the income approach.  Cash flows were calculated using pricing per terms of the existing contract and then compared to cash flows using expected market pricing. The difference between the two cash flows was used to determine the fair value of the contract. Further, the Company assumed interest-bearing debt. The fair value of the assumed debt was calculated using the discounted cash flow method.

In connection with the UHG acquisition, the Company finalized the valuation of an unfavorable customer contract and long-term debt which resulted in an increase in other liabilities of $1.9 million, a decrease in long-term debt of $1.7 million, and an increase in goodwill of $0.2 million.

Goodwill associated with the UHG acquisition was calculated as follows (in thousands):

Consideration paid	$50,813
Less: net assets acquired	(14,339)
Total goodwill recognized	$36,474

Notes to Consolidated Financial Statements (Continued)

The Company now has capabilities in liquid hydrogen generation, liquefaction and distribution logistics, which is important in a growing hydrogen market.

Goodwill recorded in connection with the acquisitions is not deductible for tax purposes.

The results of the Giner ELX and UHG are included in the Company’s consolidated financial statements for the year ended December 31, 2020 from their respective dates of acquisition. Revenues from Giner ELX and UHG included in the Company’s results of operations for the year ended December 31, 2020 totaled $3.6 million and $4.2 million, respectively.

Neither the Giner ELX acquisition nor the UHG acquisition was material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

6. Earnings Per Share, as restated

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

The following table provides the components of the calculations of basic and diluted earnings per share (in thousands, except share amounts):

	Year ended December 31,
		2019	2018
	2020	(as restated)	(as restated)
Numerator:
Net loss attributable to common stockholders	$(596,181)	$(85,555)	$(85,660)
Denominator:
Weighted average number of common stock outstanding	354,790,106	237,152,780	218,882,337

The potentially dilutive securities are summarized as follows:

	At December 31,
	2020	2019	2018
Stock options outstanding (1)	10,284,498	23,013,590	21,957,150
Restricted stock outstanding (2)	5,874,642	4,608,560	2,347,347
Common stock warrants (3)	104,753,740	110,573,392	115,824,142
Preferred stock (4)	—	2,998,527	17,933,591
Convertible Senior Notes (5)	42,256,610	59,133,896	43,630,020
Number of dilutive potential shares of common stock	163,169,490	200,327,965	201,692,250

(1)	During the years ended December 31, 2020, 2019, and 2018, the Company granted 3,509,549, 3,221,892, and 2,679,667 stock options, respectively.

(2)	During the years ended December 31, 2020, 2019, and 2018, the Company granted 3,227,149, 3,201,892, and 2,367,347 shares of restricted stock, respectively.

Notes to Consolidated Financial Statements (Continued)

(3)	In April 2017, the Company issued a warrant to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 18, “Warrant Transaction Agreements.” The warrant had not been exercised as of December 31, 2020.

In July 2017, the Company issued a warrant to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement with Walmart, subject to certain vesting events, as described in Note 18, “Warrant Transaction Agreements.” The warrant had been exercised with respect to 5,819,652 shares as of December 31, 2020.

(4)	The preferred stock amount represents the dilutive potential on the shares of common stock as a result of the conversion of the Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock) and Series E Convertible Preferred Stock (Series E Preferred Stock), based on the conversion price of each preferred stock as of December 31 2019, and 2018, respectively. Of the 10,431 shares of Series C Preferred Stock issued on May 16, 2013, all shares had been converted to common stock as of December 31, 2020. On November 1, 2018, the Company issued 35,000 shares of Series E Preferred Stock. As of December 31, 2019, 30,462 shares of the Series E Preferred Stock had been converted to common stock and 4,038 shares were redeemed for cash. All of the remaining Series E Preferred Stock were converted to either common stock or cash, in January 2020.

(5)	In March 2018, the Company issued the 5.5% Convertible Senior Notes. In September 2019, the Company issued the $7.5% Convertible Senior Note, which was fully converted into 16.0 million shares on July 1, 2020. In May 2020, the Company issued the 3.5% Convertible Senior Notes and repurchased $66.3 million of the 5.5% Convertible Senior Notes. In the fourth quarter of 2020, $33.5 million of the remaining 5.5% Convertible Senior Notes converted into 14.6 million shares of common stock. As of December 31, 2020, approximately $160 thousand aggregate principal amount of the 5.5% Convertible Senior Notes remained outstanding, all of which was converted in January 2021.

7.  Inventory, as restated

Inventory as of December 31, 2020 and 2019 as restated, consists of the following (in thousands):

	December 31, 2020	December 31, 2019
		(as restated)
Raw materials and supplies - production locations	$92,221	$48,011
Raw materials and supplies - customer locations	12,405	9,241
Work-in-process	29,349	12,529
Finished goods	5,411	2,610
Inventory	$139,386	$72,391

8.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2020 and 2019 consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Land	1,165	—
Leasehold improvements	$1,121	$862
Software, machinery and equipment	94,449	31,514
Property, plant, and equipment	96,735	32,376
Less: accumulated depreciation	(22,186)	(17,417)
Property, plant, and equipment, net	$74,549	$14,959

Depreciation expense related to property, plant and equipment was $4.8 million, $3.6 million, and $2.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Notes to Consolidated Financial Statements (Continued)

9.  Equipment Related to Power Purchase Agreements and Fuel Delivered to Customers, net, as restated

Equipment related to power purchase agreements and fuel delivered to customers, net, at December 31, 2020 and 2019 consists of the following (in thousands):

		December 31, 2019
	December 31, 2020	(as restated)
Equipment related to power purchase agreements and fuel delivered to customers	92,736	81,194
Less: accumulated depreciation	(16,929)	(13,425)
Equipment related to power purchase agreements and fuel delivered to customers, net	$75,807	$67,769

As of December 31, 2020, the Company had deployed assets at customer sites that had associated PPAs. These PPAs expire over the next one to ten years. PPAs contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

Depreciation expense is $7.9 million and $6.3 million for the years ended December 31, 2020 and 2019 respectively.

10.  Intangible Assets and Goodwill

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2020 are as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	10 years	$13,697	$(4,042)	$9,655
Customer relationships, Non-compete agreements, Backlog & Trademark	6 years	890	(294)	596
In process research and development	Indefinite	29,000	—	29,000
		$43,587	$(4,336)	$39,251

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2019 are as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	9 years	$8,244	$(2,815)	$5,429
Trademark	9 years	320	(210)	110
		$8,564	$(3,025)	$5,539

The change in the gross carrying amount of the acquired technology from December 31, 2019 to December 31, 2020 was due to changes in acquisitions of UHG and Giner ELX, American Fuel Cell (AFC) milestone payments and foreign currency translation, as discussed below.

The Company’s in-process research and development is related to the development of the dry build process associated with electrolyzer stacks, as part of acquisition of Giner ELX. The related intangible asset is not currently amortized, as research and development is ongoing. Upon completion of the dry build process, amortization will commence based upon the estimated useful life of the underlying asset. See Note 5, “Acquisitions” for more details.

Also, in 2020, the Company acquired technology as part of the acquisition of UHG.  The technology relates to the chemical process of manufacturing liquid hydrogen from chlor-alkali waste stream. See Note 5 “Acquisitions”, for more details.

Notes to Consolidated Financial Statements (Continued)

In 2019, the Company acquired intellectual property from EnergyOr for $1.5 million. In addition, the Company agreed to pay the sellers a royalty based on future sales of relevant applications, not to exceed $3.0 million, by May 22, 2025. These royalties are added to the intangible asset balance, as incurred. To date, no royalties have been earned.

As of December 31, 2020, as part of the agreement to acquire the intellectual property from AFC, the Company paid AFC milestone payments of $2.9 million.

Amortization expense for acquired identifiable intangible assets for the years ended December 31, 2020, 2019 and 2018 was $1.1 million, $0.7 million and $0.7 million, respectively.

Estimated amortization expense for subsequent years was as follows (in thousands):

2021	1,878
2022	1,478
2023	1,478
2024	1,456
2025 and thereafter	3,961
Total	$10,251

Goodwill was $72.4 million and $8.8 million as of December 31, 2020 and 2019 respectively, which increased $62.6 million as a result of the Giner ELX and UHG acquisitions, and increased $900 thousand due to translation gain for Hypulsion goodwill.  There were no impairments during the fiscal years ended December 31, 2020 and 2019.

11.  Accrued Expenses, as restated

Accrued expenses at December 31, 2020 and 2019 consist of (in thousands):

		2019
	2020	(as restated)
Accrued payroll and compensation related costs	$29,167	$2,932
Accrued accounts payable	11,750	7,254
Accrued sales and other taxes	3,665	905
Accrued interest	649	2,374
Accrued other	852	944
Total	$46,083	$14,409

12. Operating and Finance Lease Liabilities, as restated

As of December 31, 2020, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.  At the end of the lease term, the leased assets may be returned to the lessor by the Company, the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates.  No residual value guarantees are contained in the leases.  No financial covenants are contained within the lease, however there are customary operational covenants such as assurance the Company properly maintains the leased assets and carries appropriate insurance, etc.  The leases include credit support in the form of either cash, collateral or letters of credit.  See Note 22, “Commitments and contingencies, as restated,” for a description of cash held as security associated with the leases.

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of December 31, 2020.

Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of December 31, 2020 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
2021	$28,536	$1,261	$29,797
2022	27,138	1,234	28,372
2023	26,464	1,210	27,674
2024	25,947	1,293	27,240
2025 and thereafter	50,362	1,721	52,083
Total future minimum payments	158,447	6,719	165,166
Less imputed interest	(44,509)	(1,323)	(45,832)
Total	$113,938	$5,396	$119,334

Rental expense for all operating leases was $22.3 million, $14.6 million and $10.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $61.0 million, $26.2 million and $16.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Right of use assets obtained in exchange for new operating lease liabilities was $58.5 million and $37.7 million for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, the right of use assets associated with operating leases was $117.0 million and $63.3 million, respectively. The accumulated depreciation for these right of use assets was $48.6 million and $23.6 million at December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, the right of use assets associated with finance leases was $5.7 million and $1.7 million, respectively. The accumulated depreciation for these right of use assets was $102 thousand and $32 thousand at December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, security deposits associated with sale/leaseback transactions were $5.8 million and $6.0 million, respectively, and were included in other assets in the consolidated balance sheet.

Other information related to the operating leases are presented in the following table:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Cash payments (in thousands)	$22,626	$14,055
Weighted average remaining lease term (years)	6.0	5.0
Weighted average discount rate	11.7%	12.1%

Finance lease costs include amortization of the right of use assets (i.e. depreciation expense) and interest on lease liabilities (i.e. interest and other expense, net in the consolidated statement of operations), and were immaterial for the years ended December 31, 2019 and 2018.

Right of use assets obtained in exchange for new finance lease liabilities were $4.1 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements (Continued)

Other information related to the finance leases are presented in the following table:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Cash payments (in thousands)	$471	$255
Weighted average remaining lease term (years)	5.6	7.7
Weighted average discount rate	8.2%	8.8%

13.  Finance Obligation, as restated

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at December 31, 2020 was $157.7 million, $24.7 million and $132.9 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheet. The outstanding balance of this obligation at December 31, 2019 was $112.4 million, $16.8 million and $95.6 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of December 31, 2020.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at December 31, 2020 was $23.9 million, $8.0 million and $15.9 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet.  The outstanding balance of this obligation at December 31, 2019 was $31.7 million, $7.9 million and $23.8 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet.  The fair value of this finance obligation approximated the carrying value as of both December 31, 2020 and December 31, 2019.

Future minimum payments under finance obligations notes above as of December 31, 2020 were as follows (in thousands):

			Total
	Sale of Future	Sale/leaseback	Finance
	revenue - debt	financings	Obligations
2021	$41,670	$9,327	$50,997
2022	39,268	4,975	44,243
2023	39,268	3,149	42,417
2024	39,268	16,154	55,422
2025 and thereafter	53,385	—	53,385
Total future minimum payments	212,859	33,605	246,464
Less imputed interest	(55,158)	(9,753)	(64,911)
Total	$157,701	$23,852	$181,553

Other information related to the above finance obligations are presented in the following table:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Cash payments (in thousands)	$44,245	$76,244
Weighted average remaining term (years)	5.0	5.3
Weighted average discount rate	11.3%	11.2%

Notes to Consolidated Financial Statements (Continued)

14. Long-Term Debt

In March 2019, the Company entered into a loan and security agreement, as amended (the ”Loan Agreement”), with Generate Lending, LLC (“Generate Capital”), providing for a secured term loan facility in the amount of $100 million (the “Term Loan Facility”). The Company used the proceeds to pay off in full the Company’s previous loan with NY Green Bank a Division of the New York State Energy Research & Development (“Green-Bank Loan”) and terminate and re-purchase certain equipment leases with Generate Plug Power SLB II, LLC. In connection with this transaction, the Company recognized a loss on extinguishment of debt of approximately $0.5 million during the year ended December 31, 2019. This loss was recorded in gain (loss) on extinguishment of debt, in the Company’s consolidated statement of operations. The Company borrowed an incremental $20 million in November 2019.

Additionally, during the year ended December 31, 2020, the Company, under another series of amendments to the Loan Agreement, borrowed an incremental $100 million. As part of the amendment to the Loan Agreement, the Company’s interest rate on the secured term loan facility was reduced to 9.50% from 12.00% per annum, and  the maturity date was extended to October 31, 2025 from October 6, 2022. On December 31, 2020, the outstanding balance under the Term Loan Facility was $165.8 million.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments will be funded in part by releases of restricted cash, as described in Note 22, “Commitments and Contingencies, as restated.” Based on the amortization schedule as of December 31, 2020, the aforementioned loan balance under the Term Loan Facility will be fully paid by October 31, 2025.  The Company is in compliance with, or has obtained waivers for, all debt covenants.

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

Additionally, $1.75 million was paid to an escrow account related to additional fees due in connection with the Green-Bank Loan if the Company does not meet certain New York State employment and fuel cell deployment targets by March 2021.

The amount of escrow expected to be received of $700 thousand was recorded in short-term other assets on the Company’s consolidated balance sheets as of December 31, 2020. During the year ended December 31, 2020, the Company received $250 thousand from escrow related to the New York state employment targets.  The Company also received $700 thousand related to the New York State employment targets in March 2021.  The Company did not meet the deployment targets and charged-off $800 thousand to interest expense during December, 2020.

As of December 31, 2020 the Term Loan Facility requires the principal balance as of each of the following dates not to exceed the following (in thousands):

December 31, 2021	127,317
December 31, 2022	93,321
December 31, 2023	62,920
December 31, 2024	33,692
December 31, 2025	—

Notes to Consolidated Financial Statements (Continued)

15. Convertible Senior Notes

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

The 3.75% Convertible Senior Notes are senior, unsecured obligations of the Company and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the notes, equal in right of payment to any of the Company’s existing and future liabilities that are not so subordinated, including the Company’s $100 million in aggregate principal amount of the 5.5% Convertible Senior Notes due 2023, which is referred to herein as the 5.5% Convertible Senior Notes, effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities, including trade payables, of its current or future subsidiaries.

Holders of the 3.75% Convertible Senior Notes may convert their notes at their option at any time prior to the close of the business day immediately preceding December 1, 2024 in the following circumstances:

1)	during any calendar quarter commencing after December 31, 2020, if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

2)	during the five business days after any five consecutive trading day period (such five consecutive trading day period, the measurement period) in which the trading price per $1,000 principal amount of the 3.75% Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

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

Notes to Consolidated Financial Statements (Continued)

On or after December 1, 2024, the holders of the 3.75% Convertible Senior Notes may convert all or any portion of their notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.

The initial conversion rate for the 3.75% Convertible Senior Notes is 198.6196 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.03 per share of the Company’s common stock, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. During January and February of 2021, $15.2 million of the 3.75% Convertible Senior Notes have been converted and the Company has issued 3.0 million shares in conjunction with these conversions.

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

In accounting for the issuance of the 3.75% Convertible Senior Notes, the Company separated the notes into liability and equity components. The initial carrying amount of the liability component of approximately $75.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $130.3 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 3.75% Convertible Senior Notes. The difference between the principal amount of the 3.75% Convertible Senior Notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the 3.75% Convertible Senior Notes. The effective interest rate is approximately 29.0%.  The equity component of the 3.75% Convertible Senior Notes is included in additional paid-in capital in the consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the 3.75% Convertible Senior Notes of approximately $7.0 million, consisting of initial purchasers’ discount of approximately $6.4 million and other issuance costs of $0.6 million.  In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 3.75% Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.6 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheets) and are being amortized to interest expense over the term of the 3.75% Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $4.4 million and were netted with the equity component in stockholders’ equity.

Notes to Consolidated Financial Statements (Continued)

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

December 31,
2020
Principal amounts:
Principal	$212,463
Unamortized debt discount (1)	(124,655)
Unamortized debt issuance costs (1)	(2,295)
Net carrying amount	$85,513
Carrying amount of the equity component (2)	$130,249

1)	Included in the consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

3)	Included in the consolidated balance sheets within additional paid-in capital, net of the associated income tax benefit of $29.8 million.

Based on the closing price of the Company’s common stock of $33.91 on December 31, 2020, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at December 31, 2020 was approximately $1.3 billion. Fair value estimation was primarily based on a stock exchange, active trade on December 29, 2020 of the 3.75%  Senior Convertible Note. The Company considers this a Level 1 fair value measurement. Refer to Note 4, “Summary of Significant Accounting Policies.”

Capped Call

In conjunction with the pricing of the 3.75% Convertible Senior Notes, the Company entered into privately negotiated capped call transactions (the “3.75% Notes Capped Call”) with certain counterparties at a price of $16.2 million. The 3.75% Notes Capped Call covers, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that underlie the initial 3.75% Convertible Senior Notes and is generally expected to reduce potential dilution to the Company’s common stock upon any conversion of the 3.75% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the 3.75% Notes Capped Call is initially $6.7560 per share, which represents a premium of approximately 60% over the last then-reported sale price of the Company’s common stock of $4.11 per share on the date of the transaction and is subject to certain adjustments under the terms of the 3.75% Notes Capped Call. The 3.75% Notes Capped Call becomes exercisable if the conversion option is exercised.

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

Notes to Consolidated Financial Statements (Continued)

5.5% Convertible Senior Notes

In March 2018, the Company issued $100 million in aggregate principal amount of the 5.5% Convertible Senior Notes due on March 15, 2023, which is referred to herein as the 5.5% Convertible Senior Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

In May 2020, the Company used a portion of the net proceeds from the issuance of the 3.75% Convertible Senior Notes to finance the cash portion of the partial repurchase of the 5.5% Convertible Senior Notes, which consisted of a repurchase of approximately $66.3 million in aggregate principal amount of the 5.5% Convertible Senior Notes in privately-negotiated transactions for aggregate consideration of $128.9 million, consisting of approximately $90.2 million in cash and approximately 9.4 million shares of the Company’s common stock. Of the $128.9 million in aggregate consideration, $35.5 million and $93.4 million were allocated to the debt and equity components, respectively, utilizing an effective discount rate of 29.8% to determine the fair value of the liability component. As of the repurchase date, the carrying value of the 5.5% Convertible Senior Notes that were repurchased, net of unamortized debt discount and issuance costs, was $48.7 million. The partial repurchase of the 5.5% Convertible Senior Notes resulted in a $13.2 million gain on early debt extinguishment. In the fourth quarter of 2020, $33.5 million of the remaining 5.5% Convertible Senior Notes converted into 14.6 million shares of common stock which resulted in a gain of approximately $4.5 million which was recorded on the consolidated statement of operations on the gain (loss) on extinguishment of debt line. As of December 31, 2020, approximately $160 thousand aggregate principal amount of the 5.5% Convertible Senior Notes remained outstanding, all of which were converted into common stock  in January 2021.

In accounting for the issuance of the notes, the Company separated the 5.5% Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component of approximately $58.2 million, net of costs incurred, was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $37.7 million, net of costs incurred, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 5.5% Convertible Senior Notes. The difference between the principal amount of the 5.5% Convertible Senior Notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the 5.5% Convertible Senior Notes. The effective interest rate is approximately 16.0%. The equity component of the 5.5% Convertible Senior Notes is included in additional paid-in capital in the consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the 5.5% Convertible Senior Notes of approximately $4.1 million, consisting of initial purchasers’ discount of approximately $3.3 million and other issuance costs of $0.9 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 5.5% Convertible Senior Notes. Transaction costs attributable to the liability component were approximately $2.4 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheets) and are being amortized to interest expense over the term of the 5.5% Convertible Senior Notes. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in stockholders’ equity.

The 5.5% Convertible Senior Notes consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Principal amounts:
Principal	$160	$100,000
Unamortized debt discount (1)	(32)	(27,818)
Unamortized debt issuance costs (1)	(1)	(1,567)
Net carrying amount	$127	$70,615
Carrying amount of the equity component (2)	$—	$37,702

1)	Included in the consolidated balance sheets within the 5.5% Convertible Senior Notes, net and amortized over the remaining life of the 5.5% Convertible Senior Notes using the effective interest rate method.

Notes to Consolidated Financial Statements (Continued)

2)	Included in the consolidated balance sheets within additional paid-in capital, net of $1.7 million in equity issuance costs and associated income tax benefit of $9.2 million, at December 31, 2019.

Capped Call

In conjunction with the pricing of the 5.5% Convertible Senior Notes, the Company entered into privately negotiated capped call transactions (the “5.5% Notes Capped Call”) with certain counterparties at a price of $16.0 million. The 5.5% Notes Capped Call covers, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that underlie the initial 5.5% Convertible Senior Notes and is generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 5.5% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 5.5% Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the 5.5% Notes Capped Call is initially $3.82 per share, which represents a premium of 100% over the last then-reported sale price of the Company’s common stock of $1.91 per share on the date of the transaction and is subject to certain adjustments under the terms of the 5.5% Notes Capped Call. The 5.5% Notes Capped Call becomes exercisable if the conversion option is exercised.

The net cost incurred in connection with the 5.5% Notes Capped Call has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

In conjunction with the partial repurchase of the 5.5% Convertible Senior Notes, the Company terminated 100% of the 5.5% Notes Capped Call on June 5, 2020. As a result of the termination, the Company received $24.2 million which was recorded in additional paid-in capital.

Common Stock Forward

In connection with the issuance of the 5.5% Convertible Senior Notes, the Company also entered into a forward stock purchase transaction, or the Common Stock Forward, pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. In connection with the issuance of the 3.75% Convertible Senior Notes and the partial payoff of the 5.5% Convertible Senior Notes, the Company amended and extended the maturity of the Common Stock Forward to June 1, 2025. The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

The net cost incurred in connection with the Common Stock Forward of $27.5 million has been recorded as an increase in treasury stock in the consolidated balance sheets. The related shares were accounted for as a repurchase of common stock.

The book value of the Common Stock Forward is not remeasured.

During the fourth quarter of 2020, the Common Stock Forward was partially settled and, as a result, the Company received 4.4 million shares of its common stock.

9.

16.  Stockholders’ Equity

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

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share. As of December 31, 2020 and December 31, 2019, there were no shares of Series A Junior Participating Cumulative

Notes to Consolidated Financial Statements (Continued)

Preferred Stock issued and outstanding.  See Note 17, “Redeemable Convertible Preferred Stock,” for a description of the Company’s Series C Preferred Stock and Series E Preferred Stock.

Common Stock and Warrants

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.

In February 2021, the Company completed the previously announced sale of its common stock in connection with a strategic partnership with SK Holdings to accelerate the use of hydrogen as an alternative energy source in Asian markets. The Company sold 54,966,188 shares of its common stock to a subsidiary of SK Holdings at a purchase price of $29.2893 per share, or an aggregate purchase price of approximately $1.6 billion.

In January and February 2021, the Company issued and sold in a registered equity offering an aggregate of 32.2 million shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $1.8 billion. See Note 23, “Subsequent Events,” for more information.

In November 2020, the Company issued and sold in a registered direct offering an aggregate of 43,700,000 shares of its common stock at a purchase price of $22.25 per share for net proceeds of approximately $927.3 million.

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

In March 2019, the Company issued and sold in a registered direct offering an aggregate of 10 million shares of its common stock at a purchase price of $2.35 per share. The net proceeds to the Company were approximately $23.5 million.

There were 458,051,920 and 303,378,515 shares of common stock outstanding as of December 31, 2020 and December 31, 2019, respectively.

During 2017, warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 18, “Warrant Transaction Agreements.” At December 31, 2020 and December 31, 2019, 68,380,913 and 26,188,434 of the warrant shares had vested, respectively, and are therefore exercisable. These warrants are measured at fair value at the time of grant or modification and are classified as equity instruments on the consolidated balance sheets. Refer to Note 23, “Subsequent Events.”

At Market Issuance Sales Agreement

On April 13, 2020, the Company entered into the At Market Issuance Sales Agreement with B. Riley Financial (“B. Riley”) as sales agent, pursuant to which the Company may offer and sell, from time to time through B. Riley, shares of Company common stock having an aggregate offering price of up to $75.0 million.  As of the date of this filing, the Company has not issued any shares of common stock pursuant to the At Market Issuance Sales Agreement.

Prior to December 31, 2019, the Company entered into a previous At Market Issuance Sales Agreement with B. Riley, which was terminated in the fourth quarter of 2019.  Under this At Market Issuance Sales Agreement, for the  year ended December 31, 2019, the Company issued 6.3 million shares of common stock, resulting in net proceeds of $14.5 million and for the year ended December 31, 2018, the Company issued 3.8 million shares of common stock, resulting in net proceeds of $7.0 million.

Notes to Consolidated Financial Statements (Continued)

17. Redeemable Convertible Preferred Stock, as restated

Series E Preferred Stock

In November 2018, the Company issued an aggregate of 35,000 shares of the Company’s Series E Preferred Stock in a private placement to certain accredited investors in reliance on Section 4(a)(2) of the Securities Act. The Company received net proceeds of approximately $30.9 million, after deducting placement agent fees and expenses payable by the Company.  The Company is required to redeem the Series E Preferred Stock in thirteen monthly installments in the amount of $2.7 million each from May 2019 through May 2020. The Company had 0 and 500 shares of Series E Preferred Stock outstanding at December 31, 2020 and 2019, respectively. The remaining 500 shares were converted to common stock in January 2020.

During 2019, certain conversions of the Series E preferred stock resulted in a deemed dividend of approximately $1.8 million that is reflected on the Company’s consolidated statement of operations as Preferred stock dividends declared, deemed dividends and accretion of discount.

Series C Preferred Stock

In April 2020, 870 shares of Series C Preferred Stock were converted to 923,819 shares of common stock. In May 2020, the remaining the 1,750 shares of Series C Preferred Stock were converted into 1,858,256 shares of common stock.

18. Warrant Transaction Agreements

Amazon Transaction Agreement

On April 4, 2017, the Company and Amazon entered into a Transaction Agreement (the “Amazon Transaction Agreement”), pursuant to which the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “Amazon Warrant”) to acquire up to 55,286,696 shares of the Company’s common stock (the “Amazon Warrant Shares”), subject to certain vesting events described below. The Company and Amazon entered into the Amazon Transaction Agreement in connection with existing commercial agreements between the Company and Amazon with respect to the deployment of the Company’s GenKey fuel cell technology at Amazon distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the Amazon Warrant Shares was conditioned upon payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements.

Under the terms of the original Amazon Warrant, the first tranche of the 5,819,652 Amazon Warrant Shares vested upon execution of the Amazon Warrant, and the remaining Amazon Warrant Shares vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The $6.7 million fair value of the first tranche of the Amazon Warrant Shares, was recognized as selling, general and administrative expense upon execution of the Amazon Warrant.

Provision for the second and third tranches of Amazon Warrant Shares is recorded as a reduction of revenue, because they represent consideration payable to a customer.

The fair value of the second tranche of Amazon Warrant Shares was measured at  January 1, 2019, upon adoption of ASU 2019-08. The second tranche of 29,098,260 Amazon Warrant Shares vested in four equal installments, as Amazon or its affiliates, directly or indirectly through third parties, made an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The last installment of the second tranche vested on November 2, 2020.  Revenue reductions of $9.0 million, $4.1 million and $9.8 million associated with the second tranche of Amazon Warrant Shares were recorded in 2020, 2019 and 2018, respectively, under the terms of the original Amazon Warrant.

Notes to Consolidated Financial Statements (Continued)

Under the terms of the original Amazon Warrant, the third tranche of 20,368,784 Amazon Warrant Shares vests in eight equal installments, as Amazon or its affiliates, directly or indirectly through third parties, made an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The measurement date for the third tranche of Amazon Warrant Shares was November 2, 2020, when their exercise price was determined, as discussed further below. The fair value of the third tranche of Amazon Warrant Shares was determined to be $10.57 each. During 2020, revenue reductions of $24.1 million associated with the third tranche Amazon Warrant Shares were recorded under the terms of the original Amazon Warrant, prior to the December 31, 2020 waiver described below.

On December 31, 2020, the Company waived the remaining vesting conditions under the Amazon Warrant, which resulted in the immediate vesting of all the third tranche of the Amazon Warrant Shares and recognition of an additional $399.7 million reduction to revenue.

The $399.7 million reduction to revenue resulting from the December 31, 2020 waiver was determined based upon a probability assessment of whether the underlying shares would have vested under the terms of the original Amazon Warrant. Based upon the Company’s projections of probable future cash collections from Amazon (i.e., a Type I share based payment modification), a reduction of revenue associated with 5,354,905 Amazon Warrant Shares was recognized at their previously measured November 2, 2020 fair value of $10.57 per warrant.  A reduction of revenue associated with the remaining 12,730,490 Amazon Warrant Shares was recognized at their December 31, 2020 fair value of $26.95 each, based upon the Company’s assessment that associated future cash collections from Amazon were not deemed probable (i.e., a Type III share based payment modification).

The $399.7 million reduction to revenue was recognized during the year ended December 31, 2020 because the Company concluded such amount was not recoverable from the margins expected from future purchases by Amazon under the Amazon Warrant, and no exclusivity or other rights were conferred to the Company in connection with the December 31, 2020 waiver. Additionally, for the year ended December 31, 2020, the Company recorded a reduction to the provision for warrants of $12.8 million in connection with the release of the service loss accrual.

At December 31, 2020 and December 31, 2019, 55,286,696 and 20,368,782 of the Amazon Warrant Shares had vested, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the years ended December 31, 2020, and 2019 and 2018 was $420.0 million, $4.1 million, and $9.8 million, respectively.

The exercise price for the first and second tranches of Amazon Warrant Shares is $1.1893 per share.  The exercise price of the third tranche of Amazon Warrant Shares is $13.81 per share, which was determined pursuant to the terms of the Amazon Warrant as an amount equal to ninety percent (90%) of the 30-day volume weighted average share price of the Company’s common stock as of November 2, 2020, the final vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant is exercisable through April 4, 2027. The Amazon Warrant provides for net share settlement that, if elected by the holder, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Amazon Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. The Amazon Warrant is classified as an equity instrument.

Fair value of the Amazon Warrant at December 31, 2020 and November 2, 2020 was based on the Black Scholes Option Pricing Model, which is based, in part, upon level 3 unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions.

The Company used the following assumptions for its Amazon Warrant:

	December 31, 2020	November 2, 2020
Risk-free interest rate	0.58%	0.58%
Volatility	75.00%	75.00%
Expected average term	6.26	6.42
Exercise price	$13.81	$13.81
Stock price	$33.91	$15.47

Notes to Consolidated Financial Statements (Continued)

Walmart Transaction Agreement

On July 20, 2017, the Company and Walmart entered into a Transaction Agreement (the “Walmart Transaction Agreement”), pursuant to which the Company agreed to issue to Walmart a warrant (the “Walmart Warrant”) to acquire up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events (the “Walmart Warrant Shares”). The Company and Walmart entered into the Walmart Transaction Agreement in connection with existing commercial agreements between the Company and Walmart with respect to the deployment of the Company’s GenKey fuel cell technology across various Walmart distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the warrant shares conditioned upon payments made by Walmart or its affiliates (directly or indirectly through third parties) pursuant to transactions entered into after January 1, 2017 under existing commercial agreements.

The majority of the Walmart Warrant Shares will vest based on Walmart’s payment of up to $600.0 million to the Company in connection with Walmart’s purchase of goods and services from the Company. The first tranche of 5,819,652 Walmart Warrant Shares vested upon the execution of the Walmart Warrant and was fully exercised as of December 31, 2020. Accordingly, $10.9 million, the fair value of the first tranche of Walmart Warrant Shares, was recorded as a provision for common stock warrants and presented as a reduction to revenue on the consolidated statements of operations during 2017. All future provision for common stock warrants is measured based on their grant-date fair value and recorded as a charge against revenue. The second tranche of 29,098,260 Walmart Warrant Shares vests in four installments of 7,274,565 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Walmart Warrant Shares is $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Walmart Warrant Shares will be an amount per share equal to ninety percent (90%) of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Walmart Warrant Shares, provided that, with limited exceptions, the exercise price for the third tranche will be no lower than $1.1893. The Walmart Warrant is exercisable through July 20, 2027.

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

At December 31, 2020 and December 31, 2019, 13,094,217 and 5,819,652 of the Walmart Warrant Shares had vested, respectively.  The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the years ended December 31, 2020, 2019 and 2018 was $5.0 million, $2.4 million and $0.4 million, respectively.

Notes to Consolidated Financial Statements (Continued)

19. Revenue, as restated

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines
	Year ended December 31,
		2019	2018
	2020	(as restated)	(as restated)
Sales of fuel cell systems	$(55,091)	$130,757	$75,029
Sale of hydrogen infrastructure	(39,204)	19,163	32,146
Services performed on fuel cell systems and related infrastructure	(9,801)	25,217	22,002
Power Purchase Agreements	26,620	25,553	22,569
Fuel delivered to customers	(16,072)	29,099	22,469
Other	311	186	—
Net revenue	$(93,237)	$229,975	$174,215

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	2020	2019
Accounts receivable	$43,041	$25,768
Contract assets	18,189	13,251
Contract liabilities	76,285	40,743

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

The contract liabilities relate to the advance consideration received from customers for services that will be recognized over time (primarily fuel cell and related infrastructure services). Contract liabilities also include advance consideration received from customers prior to delivery of products. These amounts are included within deferred revenue and other liabilities on the consolidated balance sheet.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets	Year ended
December 31, 2020
Transferred to receivables from contract assets recognized at the beginning of the period	$(5,483)
Revenue recognized and not billed as of the end of the period	10,421
Net change in contract assets	$4,938

Notes to Consolidated Financial Statements (Continued)

Contract liabilities	Year ended
December 31, 2020
Increases due to cash received, net of amounts recognized as revenue during the period	$100,492
Contract liabilities assumed as part of acquisitions	2,350
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(67,300)
Net change in contract liabilities	$35,542

Estimated future revenue

The following table includes estimated revenue included in the backlog expected to be recognized in the future (sales of fuel cell systems and hydrogen installations are expected to be recognized as revenue within one year; sales of services and PPAs are expected to be recognized as revenue over five to seven years) related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period, including provision for common stock warrants (in thousands):

Estimated future revenue
December 31,
2020
Sales of fuel cell systems	$16,209
Sale of hydrogen installations and other infrastructure	28,282
Services performed on fuel cell systems and related infrastructure	75,467
Power Purchase Agreements	178,450
Fuel delivered to customers	65,704
Other rental income	3,294
Total estimated future revenue	$367,406

Contract costs

Contract costs consists of capitalized commission fees and other expenses related to obtaining or fulfilling a contract.

Capitalized contract costs at December 31, 2020 and 2019 were $1.5 million and $0.5, respectively.

20.  Employee Benefit Plans

2011 Stock Option and Incentive Plan

On May 12, 2011, the Company’s stockholders approved the 2011 Stock Option and Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 1,000,000, plus (ii) the number of shares of common stock underlying any grants pursuant to the 2011 Plan or the Plug Power Inc. 1999 Stock Option and Incentive Plan that are forfeited, canceled, repurchased or are terminated (other than by exercise). The shares may be issued pursuant to stock options, stock appreciation rights, restricted stock awards and certain other equity-based awards granted to employees, directors and consultants of the Company. No grants may be made under the 2011 Plan after May 12, 2021. Through various amendments to the 2011 Plan approved by the Company’s stockholders, the number of shares of the Company’s common stock authorized for issuance under the 2011 Plan has been increased to 42.4 million. For the years ended December 31, 2020, 2019, and 2018, the Company recorded expense of approximately $14.4 million, $8.8 million, and $7.4 million, respectively, in connection with the Third Amended and Restated 2011 Stock Option and Incentive Plan.

At December 31, 2020, there were outstanding options to purchase approximately 10.2 million shares of Common Stock and 0.8 million shares available for future awards under the 2011 Plan, including adjustments for other types of

Notes to Consolidated Financial Statements (Continued)

share-based awards. Options for employees issued under this plan generally vest in equal annual installments over three years and expire ten years after issuance. Options granted to members of the Board generally vest one year after issuance. To date, options granted under the 2011 Plan have vesting provisions ranging from one to three years in duration and expire ten years after issuance.

Compensation cost associated with employee stock options represented approximately $6.8 million, $6.0 million, and $6.4 million of the total share-based payment expense recorded for the years ended December 31, 2020, 2019, and 2018, respectively. The Company estimates the fair value of stock options using a Black-Scholes valuation model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, an appropriate risk-free rate, and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 3,509,549, 3,221,892 and 2,679,667 options granted during the years ended December 31, 2020, 2019, and 2018, respectively, were as follows:

	2020	2019	2018
Expected term of options (years)	6	6	6
Risk free interest rate	0.37% - 1.37%	1.52% - 2.53%	2.81% - 2.88%
Volatility	64.19% - 68.18%	69.32% - 87.94%	98.31% - 98.89%

There was no expected dividend yield for the employee stock options granted.

The Company used the simplified method in determining its expected term of all its stock option grants in all periods presented. The simplified method was used because the Company does not believe historical exercise data provides a reasonable basis for the expected term of its grants, due primarily to the limited number of stock option exercises that occurred.  The Company expects to cease using the simplified method to determine its expected term for stock option grants in 2021.  The estimated stock price volatility was derived from the Company’s actual historic stock prices over the past six years, which represents the Company’s best estimate of expected volatility.

A summary of stock option activity for the year December 31, 2020 is as follows (in thousands except share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2019	23,013,590	$2.48	6.6	$22,277
Granted	3,509,549	12.79	—	—
Exercised	(16,159,742)	2.55	—	—
Forfeited	(73,249)	6.32	—	—
Expired	(5,650)	4.78	—	—
Options outstanding at December 31, 2020	10,284,498	$5.78	7.8	$289,316
Options exercisable at December 31, 2020	4,084,124	2.31	5.8	129,068
Options unvested at December 31, 2020	6,200,374	$8.07	9.1	$160,248

The weighted average grant-date fair value of options granted during the years ended December 31, 2020, 2019, and 2018 was $7.22, $1.67, and $1.55, respectively. As of December 31, 2020, there was approximately $8.1 million of unrecognized compensation cost related to stock option awards to be recognized over the next three years. The total fair value of stock options that vested during the years ended December 31, 2020 and 2019 was approximately $5.9 million and $6.1 million, respectively.

Restricted stock awards generally vest in equal installments over a period of one to three years. Restricted stock awards are valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense associated with its restricted stock awards of approximately $7.6 million, $2.8 million, and $966 thousand, for the years ended December 31,

Notes to Consolidated Financial Statements (Continued)

2020, 2019, and 2018, respectively. Additionally, for the years ended December 31, 2020, 2019, and 2018, there was $41.5 million, $8.4 million, and $3.9 million respectively, of unrecognized compensation cost related to restricted stock awards to be recognized over the next three years.

A summary of restricted stock activity for the year ended December 31, 2020 is as follows (in thousands except share amounts):

		Aggregate
		Intrinsic
	Shares	Value
Unvested restricted stock at December 31, 2019	4,608,560	$—
Granted	3,227,149	—
Vested	(1,896,901)	—
Forfeited	(64,166)
Unvested restricted stock at December 31, 2020	5,874,642	$199,209

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute 100% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings or less actual losses thereon. Participants are vested in the Company’s matching contribution based on years of service completed. Participants are fully vested upon completion of three years of service. During 2018, the Company began funding its matching contribution in a combination of cash and common stock. Accordingly, the Company has issued 403,474 shares and 841,539 shares of common stock to the Plug Power Inc. 401(k) Savings & Retirement Plan during 2020 and 2019, respectively.

The Company’s expense for this plan was approximately $2.6 million, $1.9 million, and $1.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Non-Employee Director Compensation

Each non-employee director is paid an annual retainer for their services, in the form of either cash or stock compensation. The Company granted 36,175, 114,285, and 107,389 shares of stock to non-employee directors as compensation for the years ended December 31, 2020, 2019, and 2018, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense for this plan was approximately $228 thousand, $243 thousand, and $261 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.

21. Income Taxes, as restated

The components of loss before income taxes and the income tax benefit for the years ended December 31, 2020, 2019, and 2018, by jurisdiction, are as follows (in thousands):

				2019			2018
	2020			(as restated)			(as restated)
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Loss before income taxes	$(624,302)	$(2,698)	$(627,000)	$(82,188)	$(1,555)	$(83,743)	$(93,497)	$(1,407)	$(94,903)
Income tax benefit	30,845	—	30,845	—	—	—	9,295	—	9,295
Net loss attributable to the Company	$(593,457)	$(2,698)	$(596,155)	$(82,188)	$(1,555)	$(83,743)	$(84,201)	$(1,407)	$(85,608)

Notes to Consolidated Financial Statements (Continued)

The significant components of deferred income tax expense (benefit) for the years ended December 31, 2020, 2019, and 2018, by jurisdiction, are as follows (in thousands):

				2019			2018
	2020			(as restated)			(as restated)
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Deferred tax (benefit) expense	$(31,408)	$(67)	$(31,475)	$(10,621)	$(426)	$(11,047)	$(11,745)	$933	$(10,812)
Net operating loss carryforward generated	(51,849)	(438)	(52,287)	(5,099)	(270)	(5,369)	(10,321)	(665)	(10,986)
Valuation allowance increase (decrease)	52,412	505	52,917	15,720	696	16,416	12,771	(268)	12,503
Benefit for income taxes	$(30,845)	$—	$(30,845)	$—	$—	$—	$(9,295)	$—	$(9,295)

The Company’s effective income tax rate differed from the federal statutory rate as follows:

	2020	2019	2018
U.S. Federal statutory tax rate	(21.0)%	(21.0)%	(21.0)%
Deferred state taxes	(2.3)%	1.4%	(1.9)%
Common stock warrant liability	13.4%	—%	(1.0)%
Other, net	(3.4)%	(0.5)%	0.9%
Change in valuation allowance	8.4%	20.1%	13.2%
	(4.9)%	0.0%	(9.8)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	U.S.		Foreign		Total
		2019		2019		2019
	2020	(as restated)	2020	(as restated)	2020	(as restated)
Intangible assets	$—	$—	$1,197	$1,197	$1,197	$1,197
Deferred revenue	16,082	7,922	192	129	16,274	8,051
Interest expense	21,183	10,216	—	—	21,183	10,216
Other reserves and accruals	5,087	1,504	—	—	5,087	1,504
Tax credit carryforwards	4,360	2,590	1,253	1,253	5,613	3,843
Amortization of stock-based compensation	3,900	9,081	—	—	3,900	9,081
Non-compensatory warrants	5,020	4,322	—	—	5,020	4,322
Capitalized research & development expenditures	30,870	22,601	4,483	4,483	35,353	27,084
Right of use liability (operating leases)	27,715	22,647	—	—	27,715	22,647
Net operating loss carryforwards	110,978	54,438	10,014	9,576	120,992	64,014
Total deferred tax asset	225,195	135,321	17,139	16,638	242,334	151,959
Valuation allowance	(154,467)	(102,055)	(17,127)	(16,622)	(171,594)	(118,677)
Net deferred tax assets	$70,728	$33,266	$12	$16	$70,740	$33,282
Intangible assets	(7,360)	(15)	—	—	(7,360)	(15)
Convertible debt	(27,420)	(6,592)	—	—	(27,420)	(6,592)
Right of use asset (operating leases)	(27,684)	(23,040)	—	—	(27,684)	(23,040)
Other reserves and accruals	—	—	(12)	(16)	(12)	(16)
Property, plant and equipment and right of use assets	(9,191)	(3,619)	—	—	(9,191)	(3,619)
Deferred tax liability	$(71,655)	$(33,266)	$(12)	$(16)	$(71,667)	$(33,282)
Net	$(927)	$—	$—	$—	$(927)	$—

The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2020 and 2019 of approximately $171.6 million and $118.7 million, respectively. A reconciliation of the current year change in valuation allowance is as follows (in thousands):

	U.S.	Foreign		Total
Increase in valuation allowance for current year increase in net operating losses	$51,848	$		$51,848
Increase (decrease) in valuation allowance for current year net increase (decrease) in deferred tax assets other than net operating losses	(5,742)		133	(5,609)
Decrease in valuation allowance as a result of foreign currency fluctuation	6,306		—	6,306
Increase in valuation allowance due to change in tax rates	—		372	372
Net increase in valuation allowance	$52,412		$505	$52,917

Notes to Consolidated Financial Statements (Continued)

The deferred tax assets have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets may not be realized due to cumulative losses.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the use of loss carryforwards may be limited if a change in ownership of a company occurs. If it is determined that due to transactions involving the Company’s shares owned by its 5 percent or greater stockholders a change of ownership has occurred under the provisions of Section 382 of the Code, the Company's federal and state NOL carryforwards could be subject to significant Section 382 limitations.

Based on studies of the changes in ownership of the Company, it has been determined that an ownership change under Section 382 of the Code occurred in 2013 that limited the amount of pre-change NOL that can be used in future years to $13.5 million. These NOL carryforwards will expire, if unused, at various dates from 2020 through 2033. NOLs of $450.9 million incurred after the most recent ownership change are not subject to Section 382 of the Code and are available for use in future years. Accordingly, the Company's deferred tax assets include $464.4 million of U.S. net operating loss carryforwards. The NOL carryforwards available at December 31, 2020, include $205.2 million of NOL that was generated in 2020, $25.0 million of net operating loss that was generated in 2019 and $43.4 million of NOL that was generated in 2018 that do not expire (2019 and 2018 as restated). The remainder, if unused, will expire at various dates from 2032 through 2037.

Approximately $4.4 million of research credit carryforwards generated after the most recent IRC Section 382 ownership change are included in the Company's deferred tax assets. Due to limitations under IRC Section 382, research credit carryforwards existing prior to the most recent IRC Section 382 ownership change will not be used and are not reflected in the Company's gross deferred tax asset at December 31, 2020. The remaining credit carryforwards will expire during the periods 2033 through 2040.

At December 31, 2020, the Company has unused Canadian net operating loss carryforwards of approximately $14.0 million. The net operating loss carryforwards if unused will expire at various dates from 2026 through 2034. At December 31, 2020, the Company has Scientific Research and Experimental Development (“SR&ED”) expenditures of $17.2 million available to offset future taxable income.  These SR&ED expenditures have no expiry date.  At December 31, 2020, the Company has Canadian ITC credit carryforwards of $1.3 million available to offset future income tax.  These credit carryforwards if unused will expire at various dates from 2022 through 2028.

At December 31, 2020, the Company has unused French net operating loss carryforwards of approximately $21.3 million. The net operating loss may carryforward indefinitely or until the Company changes its activity.

As of December 31, 2020, the Company has no un-repatriated foreign earnings or unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities. Open tax years in the US range from 2017 and forward. Open tax years in the foreign jurisdictions range from 2010 to 2019.  However, upon examination in subsequent years, if net operating losses carryforwards and tax credit carryforwards are utilized, the US and foreign jurisdictions can reduce net operating loss carryforwards and tax credit carryforwards utilized in the year being examined if they do not agree with the carryforward amount. As of December 31, 2020, the Company was not under audit in the U.S. or non-U.S. taxing jurisdictions.

The Company recognized an income tax benefit for the year ended December 31, 2020 of $30.8 million resulting from a source of future taxable income attributable to the net credit to additional paid-in capital of $25.6 million related to the issuance of the 3.75% Convertible Senior Notes, offset by the partial extinguishment of the 5.5% Convertible Senior Notes and $5.2 million of income tax benefit for the year ended December 31, 2020 related to the recognition of net deferred tax liabilities in connection with the Giner ELX acquisition. This resulted in a corresponding reduction in our deferred tax asset valuation allowance. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

Notes to Consolidated Financial Statements (Continued)

22.  Commitments and Contingencies, as restated

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $169.0 million was required to be restricted as security as of December 31, 2020, which restricted cash will be released over the lease term. As of December 31, 2020, the Company also had certain letters of credit backed by security deposits totaling $152.4 million that are security for the above noted sale/leaseback agreements.

The Company also had letters of credit in the aggregate amount of $0.5 million at December 31, 2020 associated with a finance obligation from the sale/leaseback of its building. We consider cash collateralizing this letter of credit as restricted cash.

Litigation

Legal matters are defended and handled in the ordinary course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.  The Company has not recorded any accruals related to any legal matters.

Concentrations of credit risk

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers with whom the Company has initial commercial sales arrangements. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At December 31, 2020, three customers comprised approximately 73.9% of the total accounts receivable balance. At December 31, 2019, two customers comprised approximately 62.6% of the total accounts receivable balance.

On December 31, 2020, the Company waived the remaining vesting conditions under the Amazon Warrant,  which resulted in a reduction in revenue of $399.7 million, which resulted in negative consolidated revenue of $93.2 million for the year ended December 31, 2020. See Note 18, “Warrant Transaction Agreements,” to the consolidated financial statements for further information. Total revenue in 2020 for this customer was negative $310.1 million. For the year ended December 31, 2020, this customer accounted for (332.4)% of our total consolidated revenues which included a provision for warrant charge of $420.0 million, which was recorded as a reduction of revenue. Additionally, 156.2% of our total consolidated revenues were associated primarily with two other customers. For the year ended December 31, 2019 49.7% of total consolidated revenues were associated primarily with two customers, as restated. For the year ended December 31, 2018 66.8% of total consolidated revenues were associated primarily with two customers, as restated. For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer. At December 31, 2020, three customers comprised approximately 73.9% of the total accounts receivable balance. At December 31, 2019, two customers comprised approximately 62.6% of the total accounts receivable balance.

23. Subsequent Events

Capital Raise

In January and February 2021, the Company issued and sold in a registered equity offering an aggregate of 32,200,000 shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $1.8 billion.

3.75% Convertible Senior Notes

During January and February of 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted and the Company has issued 3.0 million shares in conjunction with these conversions.

Notes to Consolidated Financial Statements (Continued)

Strategic Investment

In February 2021, the Company completed the previously announced sale of its common stock in connection with a strategic partnership with SK Holdings to accelerate the use of hydrogen as an alternative energy source in Asian markets. The Company sold 54,966,188 shares of its common stock to a subsidiary of SK Holdings at a purchase price of $29.2893 per share, or an aggregate purchase price of approximately $1.6 billion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUG POWER INC.

By:	/s/ ANDREW MARSH
Andrew Marsh
President, Chief Executive Officer and Director

Date: May 13, 2021