Form 10-Q
period 2021-03-31
PLUG POWER INC
filed 2021-06-22
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

The number of shares of common stock, par value of $0.01 per share, outstanding as of June 7, 2021 was 568,317,504.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$4,349,066	$1,312,404
Restricted cash	62,397	64,041
Available-for-sale securities, at fair value (amortized cost $405,168 and allowance for credit losses of $0 at March 31, 2021)	405,260	—
Accounts receivable	42,632	43,041
Inventory	187,732	139,386
Prepaid expenses and other current assets	49,097	44,324
Total current assets	5,096,184	1,603,196

Restricted cash	281,665	257,839
Property, plant, and equipment, net	82,823	74,549
Right of use assets related to finance leases, net	11,270	5,724
Right of use assets related to operating leases, net	124,503	117,016
Equipment related to power purchase agreements and fuel delivered to customers, net	74,214	75,807
Goodwill	71,964	72,387
Intangible assets, net	38,393	39,251
Other assets	5,225	5,513
Total assets	$5,786,241	$2,251,282

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,168	$50,198
Accrued expenses	28,595	46,083
Deferred revenue	16,948	23,275
Operating lease liabilities	18,778	14,314
Finance lease liabilities	1,794	903
Finance obligations	32,144	32,717
Current portion of long-term debt	21,389	25,389
Other current liabilities	24,997	29,487
Total current liabilities	191,813	222,366
Deferred revenue	40,611	32,944
Operating lease liabilities	103,533	99,624
Finance lease liabilities	8,507	4,493
Finance obligations	150,647	148,836
Convertible senior notes, net	191,768	85,640
Long-term debt	139,870	150,013
Other liabilities	40,429	40,447
Total liabilities	867,178	784,363

Stockholders’ equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued (including shares in treasury): 582,312,020 at March 31, 2021 and 473,977,469 at December 31, 2020	5,823	4,740
Additional paid-in capital	6,949,938	3,446,650
Accumulated other comprehensive income	1,420	2,451
Accumulated deficit	(1,997,684)	(1,946,488)
Less common stock in treasury: 15,926,068 at both March 31, 2021 and December 31, 2020	(40,434)	(40,434)
Total stockholders’ equity	4,919,063	1,466,919
Total liabilities and stockholders’ equity	$5,786,241	$2,251,282

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net revenue:
Sales of fuel cell systems and related infrastructure	$46,772	$20,468
Services performed on fuel cell systems and related infrastructure	6,045	6,521
Power Purchase Agreements	7,826	6,421
Fuel delivered to customers	11,127	7,333
Other	188	76
Net revenue	71,958	40,819
Cost of revenue:
Sales of fuel cell systems and related infrastructure	28,974	13,974
Services performed on fuel cell systems and related infrastructure	13,086	10,347
Provision for loss contracts related to service	1,485	95
Power Purchase Agreements	18,343	14,771
Fuel delivered to customers	22,143	11,254
Other	98	81
Total cost of revenue	84,129	50,522

Gross loss	(12,171)	(9,703)

Operating expenses:
Research and development	9,742	4,774
Selling, general and administrative	25,579	11,109
Change in fair value of contingent consideration	790	—
Total operating expenses	36,111	15,883

Operating loss	(48,282)	(25,586)

Interest	(12,266)	(11,789)
Other expense, net	(198)	(57)

Loss before income taxes	$(60,746)	$(37,432)

Income tax benefit	—	—

Net loss attributable to the Company	$(60,746)	$(37,432)

Preferred stock dividends declared	—	(13)

Net loss attributable to common stockholders	$(60,746)	$(37,445)

Net loss per share:
Basic and diluted	$(0.12)	$(0.12)

Weighted average number of common stock outstanding	513,458,287	305,192,201

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2021	2020

Net loss attributable to the Company	$(60,746)	$(37,432)
Other comprehensive gain (loss):
Foreign currency translation loss	(1,123)	(236)
Change in net unrealized gain on available-for-sale securities	92	—
Comprehensive loss attributable to the Company	$(61,777)	$(37,668)

Preferred stock dividends declared	—	(13)
Comprehensive loss attributable to common stockholders	$(61,777)	$(37,681)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2020	473,977,469	$4,740	$3,446,650	$2,451	15,926,068	$(40,434)	$(1,946,488)	$1,466,919
Net loss attributable to the Company	—	—	—	—	—	—	(60,746)	(60,746)
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	(130,249)	—	—	—	9,550	(120,699)
Other comprehensive loss	—	—	—	(1,031)	—	—	—	(1,031)
Stock-based compensation	15,166	—	9,695	—	—	—	—	9,695
Public offerings, common stock, net	32,200,000	322	2,022,866	—	—	—	—	2,023,188
Private offerings, common stock, net	54,966,188	549	1,564,088	—	—	—	—	1,564,637
Stock option exercises	1,758,375	18	4,691	—	—	—	—	4,709
Exercise of warrants	16,308,978	163	15,282	—	—	—	—	15,445
Provision for common stock warrants	—	—	1,601	—	—	—	—	1,601
Conversion of 3.75% Convertible Senior Notes	3,016,036	30	15,155	—	—	—	—	15,185
Conversion of 5.5% Convertible Senior Notes	69,808	1	159	—	—	—	—	160
March 31, 2021	582,312,020	$5,823	$6,949,938	$1,420	15,926,068	$(40,434)	$(1,997,684)	$4,919,063

December 31, 2019	318,637,560	$3,186	$1,506,953	$1,288	15,259,045	$(31,216)	$(1,350,307)	$129,904
Net loss attributable to the Company	—	—	—	—	—	—	(37,432)	(37,432)
Other comprehensive loss	—	—	—	(236)	—	—	—	(236)
Stock-based compensation	156,416	2	3,051	—	1,962	(8)	—	3,045
Stock dividend	3,857	—	13	—	—	—	(13)	—
Stock option exercises	3,206,185	32	6,072	—	—	—	—	6,104
Provision for common stock warrants	—	—	2,566	—	—	—	—	2,566
Accretion of discount, preferred stock	—	—	(28)	—	—	—	—	(28)
Conversion of preferred stock	216,451	2	467	—	—	—	—	469
March 31, 2020	322,220,469	$3,222	$1,519,094	$1,052	15,261,007	$(31,224)	$(1,387,752)	$104,392

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Operating Activities
Net loss attributable to the Company	$(60,746)	$(37,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	5,514	2,991
Amortization of intangible assets	364	175
Stock-based compensation	9,695	3,045
Amortization of debt issuance costs and discount on convertible senior notes	1,092	2,716
Provision for common stock warrants	1,705	2,566
Benefit on service contracts	(361)	(128)
Fair value adjustment to contingent consideration	(790)	—
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	109	1,034
Inventory	(46,791)	(20,581)
Prepaid expenses, and other assets	(4,641)	(10,794)
Accounts payable, accrued expenses, and other liabilities	(23,516)	(3,374)
Deferred revenue	1,267	(620)
Net cash used in operating activities	(117,099)	(60,402)

Investing Activities
Purchases of property, plant and equipment	(9,879)	(2,507)
Purchases of equipment related to Power Purchase Agreements and equipment related to fuel delivered to customers	(3,332)	(3,848)
Purchase of available-for-sale securities	(405,168)	—
Net cash used in investing activities	(418,379)	(6,355)

Financing Activities
Proceeds from exercise of warrants, net of transaction costs	15,445	—
Proceeds from public and private offerings, net of transaction costs	3,587,825	—
Proceeds from exercise of stock options	4,709	6,104
Proceeds from borrowing of long-term debt	—	(5,315)
Principal payments on long-term debt	(14,461)	—
Repayments of finance obligations	(9,806)	(5,343)
Proceeds from finance obligations	10,661	9,024
Net cash provided by financing activities	3,594,373	4,470
Effect of exchange rate changes on cash	(51)	1
Increase/(decrease) in cash, cash equivalents and restricted cash	3,058,844	(62,286)
Cash, cash equivalents, and restricted cash beginning of period	1,634,284	369,500
Cash, cash equivalents, and restricted cash end of period	$4,693,128	$307,214

Supplemental disclosure of cash flow information
Cash paid for interest	$2,608	$5,155

Summary of non-cash activity
Recognition of right of use asset - finance leases	$5,292	$—
Recognition of right of use asset - operating leases	12,720	340
Conversion of preferred stock to common stock	—	441
Conversion of convertible senior notes to common stock	15,345	—

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

1.  Nature of Operations

Plug Power is facilitating the paradigm shift to an increasingly electrified world by innovating cutting-edge hydrogen and fuel cell solutions.  In our core business, we provide and continue to develop commercially viable hydrogen and fuel cell product solutions to replace lead-acid batteries in electric material handling vehicles and industrial trucks for some of the world’s largest retail-distribution and manufacturing businesses. We are focusing our efforts on industrial mobility applications, including electric forklifts and electric industrial vehicles, at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility, and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products have proven valuable with telecommunications, transportation, and utility customers as robust, reliable, and sustainable power solutions.

Our current products and services include:

GenDrive: GenDrive is our hydrogen fueled Proton Exchange Membrane (“PEM”) fuel cell system providing power to material handling electric vehicles, including class 1, 2, 3 and 6 electric forklifts, Automated Guided Vehicles (“AGVs”) and ground support equipment;

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

2.  Summary of Significant Accounting Policies

Restatement

As previously disclosed in the Explanatory Note to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 10-K”), the Company restated its previously issued audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018 and its unaudited quarterly consolidated financial statements as of and for each of the quarterly periods ended March 31, 2020 and 2019, June 30, 2020 and 2019, September 30, 2020 and 2019 and December 31, 2019.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should not rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in the 2020 10-K. Commencing with this quarterly report on Form 10-Q, we will include in our quarterly reports for fiscal 2021 restated results for the corresponding interim periods of fiscal 2020.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with U.S. generally accepted accounting principles (“GAAP”), the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2020 10-K.

The information presented in the accompanying unaudited interim condensed consolidated balance sheets as of December 31, 2020 has been derived from the Company’s December 31, 2020 audited consolidated financial statements.

There have been no changes in our accounting policies from those reported in our 2020 10-K, except for the adoption of Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40),  as described in the Recently Adopted Accounting Guidance section. We have also expanded our accounting policy relating to cash equivalents, and available-for-sale securities as follows:

Cash Equivalents

The Company considers all highly-liquid debt securities with original maturities of three months or less to be cash equivalents. At March 31, 2021, cash equivalents consist of commercial paper with original maturities of three months or less. Due to their short-term nature, the carrying amounts reported in the unaudited interim condensed consolidated balance sheets approximate the fair value of cash and cash equivalents.

Available-for-sale securities

Available-for-sale securities is comprised of commercial paper with original maturities greater than three months and corporate bonds.  We consider these securities to be available for use in our current year operations, and therefore classify them as current even if we do not dispose of the securities in the following year.

Available-for-sale securities are recorded at fair value as of each balance sheet date. As of each balance sheet date, unrealized gains and losses, with the exception of credit related losses, are recorded to Accumulated Other Comprehensive Income. Any credit related losses are recognized as a credit loss allowance on the balance sheet with a corresponding adjustment to operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

Other than the adoption of the accounting guidance mentioned in our 2020 10-K and ASU 2020-06, there have been no other significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

On January 1, 2021, we early adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) using the modified retrospective approach. Consequently, the Company’s 3.75% Convertible Senior Notes due 2025, which is referred to herein as the 3.75% Convertible Senior Notes, is now accounted for as a single liability measured at its amortized cost. This accounting change removed the impact of recognizing the equity component of the Company’s convertible notes at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization. Future interest expense of the convertible notes will be lower as a result of adoption of this guidance and net loss per share will be computed using the if-converted method for convertible instruments. The cumulative effect of the accounting change upon adoption on January 1, 2021 increased the carrying amount of the 3.75% Convertible Senior Notes by $120.7 million, reduced accumulated deficit by $9.6 million and reduced additional paid-in capital by $130.2 million.

Recent Accounting Guidance Not Yet Effective

All issued but not yet effective accounting and reporting standards as of March 31, 2021 are either not applicable to the Company or are not expected to have a material impact on the Company.

3. Acquisitions

Giner ELX Inc. Acquisition

On June 22, 2020, the Company acquired 100% of the outstanding shares of Giner ELX, Inc. (“Giner ELX”). Giner ELX is a developer of electrolysis hydrogen generators which can be used for a variety of applications, including on-site refueling of hydrogen fuel cells.

The fair value of consideration paid by the Company in connection with the Giner ELX acquisition was as follows (in thousands):

Cash	$25,820
Plug Power common stock	19,263
Contingent consideration	7,790
Total consideration	$52,873

The contingent consideration represents the estimated fair value associated with earn-out payments of up to $16.0 million that the sellers are eligible to receive. Of the total earnout consideration, $8.0 million is related to the achievement of the Allagash earn-out, $2.0 million is associated with the receipt of certain customer opportunities (purchase orders or other contracts) by December 31, 2021, and $6.0 million is associated with the achievement of certain revenue targets for years 2021 through 2023. The Allagash earn-out is achieved when the Company has produced at least two PEM electrolyzer stacks of one megawatt each, utilizing the dry build process and meets certain technical specifications as more fully described in the merger agreement. To be fully paid, the Allagash earn-out needs to be satisfied by July 31, 2023 and will be reduced by approximately 8.33% each month beyond this date. In addition, should the earn-out revenue exceed 150% of the 2023 target, the sellers will receive warrants with a value of $5.0 million and if the earn-out revenue exceeds 200% of the 2023 revenue target, the sellers will receive warrants with a value of $10.0 million. The warrants will be exercisable within two years of issuance.

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

Included in the purchase consideration are three contingent earn-out payments (as described above): the Allagash earn-out, the customer opportunities, and the revenue targets. Due to the nature of the Allagash and customer opportunities, as outlined in the purchase agreement, a scenario-based method was used to value these contingent payments as the payments are milestone based in nature. These fair value measurements were based on unobservable inputs and are considered to be level 3 financial instruments. The revenue targets are achieved when certain revenue thresholds are met, and the catch-up provision creates path-dependency. As such, the revenue earn-out was valued using a Monte Carlo Simulation.

In connection with the acquisition, the Company recorded on its consolidated balance sheet a liability of $7.8 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was remeasured as of March 31, 2021 and December 31, 2020, and was estimated to be $10.4 million and $9.6 million, respectively. The increase in fair value of $0.8 million and $1.8 million was primarily due to a change in the discount rate offset by a decrease in the discount period, and was recorded as an expense in the consolidated statement of operations at March 31, 2021 and December 31, 2020, respectively.

Included in Giner ELX’s net assets acquired are net deferred tax liabilities of $5.9 million. In connection of the acquisition of these net deferred tax liabilities, the Company reduced its valuation allowance by $5.2 million and recognized a tax benefit of $5.2 million during the year ended December 31, 2020.

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

Included in cash and common stock in the above table is $1.0 million of cash and $6.5 million of common stock that was paid in April 2020 to purchase a convertible note in UHG. This convertible note included terms that allowed for the reduction of the purchase price if the Company were to complete the acquisition of UHG. As such, this note was cancelled in conjunction with the closing of the UHG acquisition.

A portion of the purchase price of UHG was in the form of contingent consideration. The contingent consideration is contingent on future performance related to two discrete milestones associated with the expansion of the liquefication capacity of the Charleston, Tennessee liquid hydrogen plant (the “Charleston Plant”).  The Company’s liability for this contingent consideration was measured at fair value based on the Company’s expectations of achieving the expansion milestone.  The expected performance was assessed by management which was discounted to present value in order to derive a fair value of the contingent consideration. This fair value measurement was based on unobservable inputs and is considered a level 3 financial instrument. Due to the milestone nature of the payments, a scenario-based method was used to value these contingent payments.

The estimated fair value of the contingent consideration as of the acquisition date was $1.1 million. Subsequently, a payment of $300 thousand was made to the sellers as a result of achieving the first milestone related to the expansion of the liquefication capacity of the Charleston Plant. A reduction of the contingent consideration liability of $610 thousand was also recorded subsequent to the acquisition due to a reduction in the probability assessment that the second expansion milestone will be met. As of March 31, 2021 and December 31, 2020, the remaining contingent consideration liability related to the UHG acquisition was $200 thousand.

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

The identifiable intangible asset consisted of developed technology, as described below in Note 9, “Intangible Assets and Goodwill.” The fair value of the developed technology totaling $2.3 million was calculated using the relief from royalty approach which is a variant of the income approach. The application of the relief from royalty approach involves estimating the value of an intangible asset by quantifying the present value of the stream of market derived royalty payments that the owner of the intangible asset is exempted or ‘relieved’ from paying.

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

Goodwill recorded in connection with the Giner ELX and UHG acquisitions is not deductible for tax purposes.

The results of the Giner ELX and UHG are included in the Company’s consolidated financial statements for the three months ended March 31, 2021 and the year ended December 31, 2020 from their respective dates of acquisition.

Neither the Giner ELX acquisition nor the UHG acquisition was material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented. Purchase accounting related to the Giner ELX and UHG acquisitions has been completed as of Q1 2021.

4. Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for fuel cell systems and related infrastructure that has been sold. We measure impairment losses at the customer contract level. The expected revenues and expenses for these contracts include all applicable expected costs of providing services over the remaining term of the contracts and the related unearned net revenue. A loss is recognized if the sum of expected costs of providing services under the contract exceeds related unearned net revenue and is recorded as a provision for loss contracts related to service in the consolidated statements of operations. A key component of these estimates is the expected future service costs. In estimating the expected future costs, the Company considers its current service cost level and applies significant judgment related to expected cost saving initiatives. The expected future cost savings will be primarily dependent upon the success of the Company’s initiatives related to increasing stack life, achieving better economies of scale for service labor, and improvements in design and operations of infrastructure. If the expected cost saving initiatives are not realized, this will increase the costs of providing services and could adversely affect our estimated contract loss accrual.

The following table shows the rollforward of balance in the accrual for loss contracts, including changes due to the passage of time, additions, and changes in estimates (in thousands):

	March 31,	December 31,
	2021	2020
Beginning Balance	$24,013	$3,702
Provision for Loss Accrual	1,485	35,473
Released to Service Cost of Sales	(1,846)	(2,348)
Released to Provision for Warrants	—	(12,814)
Ending Balance	$23,652	$24,013

5. Earnings Per Share

Basic earnings per common stock are computed by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding during the reporting period. After January 1, 2021, the date of the adoption of ASU 2020-06, in periods when we have net income, the shares of our common stock subject to the convertible notes outstanding during the period will be included in our diluted earnings per share under the if-converted method. Since the Company is in a net loss position, all common stock equivalents would be considered to be anti-dilutive, and are therefore not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same.

The potentially dilutive securities are summarized as follows:

	At March 31,
	2021	2020
Stock options outstanding (1)	9,020,891	19,803,872
Restricted stock outstanding (2)	6,416,308	4,600,227
Common stock warrants (3)	88,264,726	110,573,392
Preferred stock (4)	—	2,782,075
Convertible Senior Notes (5)	39,170,766	59,133,896
Number of dilutive potential shares of common stock	142,872,691	196,893,462

(1)	During the three months ended March 31, 2021 and 2020, the Company granted 581,000 and 85,000 stock options, respectively.

(2)	During the three months ended March 31, 2021 and 2020, the Company granted 555,000 and zero shares of restricted stock, respectively.

(3)	In April 2017, the Company issued a warrant to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 13, “Warrant Transaction Agreements. The warrant had been exercised with respect to 9,214,449 shares as of March 31, 2021.

In July 2017, the Company issued a warrant to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement with Walmart, subject to certain vesting events, as described in Note 13, “Warrant Transaction Agreements.” The warrant had been exercised with respect to 13,094,217 shares as of March 31, 2021.

(4)	The preferred stock amount at March 31, 2020 represents the dilutive potential on the shares of common stock as a result of the conversion of the Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock) based on the conversion price as of March 31, 2020. Of the 10,431 shares of Series C Preferred Stock issued on May 16, 2013, all shares had been converted to common stock as of December 31, 2020.

(5)	In March 2018, the Company issued the 5.5% Convertible Senior Notes due 2023, which is referred to herein as the 5.5% Convertible Senior Notes. In September 2019, the Company issued the 7.5% Convertible Senior Note due 2023, which we refer to herein as the 7.5% Convertible Senior Note, which was fully converted into 16.0 million shares of common stock on July 1, 2020. In May 2020, the Company issued the 3.75% Convertible Senior Notes and repurchased $66.3 million of the 5.5% Convertible Senior Notes. In the fourth quarter of 2020, $33.5 million of the remaining 5.5% Convertible Senior Notes converted into 14.6 million shares of common stock. The remaining $160 thousand aggregate principal amount of the 5.5% Convertible Senior Notes were converted in January 2021. During the first quarter of 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted, resulting in the issuance of 3,016,036 shares of common stock.

6. Inventory

Inventory as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials and supplies - production locations	$123,450	$92,221
Raw materials and supplies - customer locations	12,538	12,405
Work-in-process	46,118	29,349
Finished goods	5,626	5,411
Inventory	$187,732	$139,386

7. Equipment Related to Power Purchase Agreements and Fuel Delivered to Customers, net

Leased property at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Equipment related to power purchase agreements and fuel delivered to customers	$90,878	$92,736
Less: accumulated depreciation	(16,664)	(16,929)
Equipment related to power purchase agreements and fuel delivered to customers, net	74,214	75,807

As of March 31, 2021, the Company had deployed long-lived assets at customer sites that had associated Power Purchase Agreements (“PPAs”). These PPAs expire over the next one to ten years. PPAs contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

Depreciation expense is $1.8 million and $2.1 million for the three months ended March 31, 2021 and 2020 respectively.

8. Property, Plant and Equipment

Property, plant and equipment at March 31, 2021 and December 31, 2020 consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	1,165	1,165
Leasehold improvements	$1,378	$1,121
Software, machinery and equipment	104,071	94,449
Property, plant, and equipment	106,614	96,735
Less: accumulated depreciation	(23,791)	(22,186)
Property, plant, and equipment, net	$82,823	$74,549

Depreciation expense related to property, plant and equipment was $1.6 million and $0.9 million for the periods ended March 31, 2021 and 2020, respectively.

9. Intangible Assets and Goodwill

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of March 31, 2021 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	10 years	$13,092	$(4,260)	$8,832
Customer relationships, Non-compete agreements, Backlog & Trademark	6 years	890	(329)	561
In process research and development	Indefinite	29,000	—	29,000
		$42,982	$(4,589)	$38,393

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2020 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	10 years	$13,697	$(4,042)	$9,655
Customer relationships, Non-compete agreements, Backlog & Trademark	6 years	890	(294)	596
In process research and development	Indefinite	29,000	—	29,000
		$43,587	$(4,336)	$39,251

The change in the gross carrying amount of the acquired technology from December 31, 2020 to March 31, 2021 was primarily due to foreign currency translation.

Amortization expense for acquired identifiable intangible assets for the three months ended March 31, 2021 and 2020 was $0.4 million and $0.2 million, respectively.

The estimated amortization expense for subsequent years is as follows (in thousands):

Remainder of 2021	$1,093
2022	1,458
2023	1,458
2024	1,436
2025 and thereafter	3,948
Total	$9,393

Goodwill was $72.0 million and $72.4 million as of March 31, 2021 and December 31, 2020 respectively, which decreased $400 thousand due to currency translation loss for HyPulsion S.A.S., our French subsidiary goodwill.  There were no impairments during the three months ended March 31, 2021 or the year ended December 31, 2020.

10. Long-Term Debt

In March 2019, the Company entered into a loan and security agreement, as amended (the “Loan Agreement”), with Generate Lending, LLC (“Generate Capital”), providing for a secured term loan facility in the amount of $100 million (the “Term Loan Facility”).

During the year ended December 31, 2020, the Company, under another series of amendments to the Loan Agreement, borrowed an incremental $100.0 million. As part of the amendment to the Loan Agreement, the Company’s interest rate on the secured term loan facility was reduced to 9.50% from 12.00% per annum, and  the maturity date was extended to October 31, 2025 from October 6, 2022. On March 31, 2021, the outstanding balance under the Term Loan Facility was $151.5 million.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments are funded in part by releases of restricted cash, as described in Note 20, “Commitments and Contingencies.” Based on the amortization schedule as of March 31, 2021, the aforementioned loan balance under the Term Loan Facility will be fully paid by October 31, 2025.  The Company is in compliance with, or has obtained waivers for, all debt covenants.

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

As of March 31, 2021, the Term Loan Facility requires the principal balance as of each of the following dates not to exceed the following (in thousands):

December 31, 2021	$127,317
December 31, 2022	93,321
December 31, 2023	62,920
December 31, 2024	33,692
December 31, 2025	—

11. Convertible Senior Notes

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (“the Securities Act”). On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes.

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

The 3.75% Convertible Senior Notes are senior, unsecured obligations of the Company and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the notes, equal in right of payment to any of the Company’s existing and future liabilities that are not so subordinated, including the Company’s $100 million in aggregate principal amount of the 5.5% Convertible Senior Notes, effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities, including trade payables, of its current or future subsidiaries.

Holders of the 3.75% Convertible Senior Notes may convert their notes at their option at any time prior to the close of the business day immediately preceding December 1, 2024 in the following circumstances:

1)	during any calendar quarter commencing after March 31, 2021 if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

2)	during the five business days after any five consecutive trading day period (such five consecutive trading day period, the measurement period) in which the trading price per $1,000 principal amount of the 3.75% Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

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

The initial conversion rate for the 3.75% Convertible Senior Notes is 198.6196 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.03 per share of the Company’s common stock, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  During the three months ended of March 31, 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted and the Company issued 3.0 million shares of common stock in conjunction with these conversions.

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

The Company accounts for the 3.75% Convertible Senior Notes as a liability. We incurred transaction costs related to the issuance of the 3.75% Convertible Senior Notes of approximately $7.0 million, consisting of initial purchasers’ discount of approximately $6.4 million and other issuance costs of $0.6 million which were recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheets) and are being amortized to interest expense over the term of the 3.75% Convertible Senior Notes.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

March 31,
2021
Principal amounts:
Principal	$197,278
Unamortized debt issuance costs (1)	(5,510)
Net carrying amount	$191,768
1)	Included in the unaudited interim condensed consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes (in thousands, except for effective interest rate):

March 31,
2021
Interest Expense	$1,897
Amortization of Debt Issuance Costs	1,258
Total	3,155

Effective Interest Rate	4.5%

Based on the closing price of the Company’s common stock of $35.84 on March 31, 2021, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at March 31, 2021 was approximately $1.3 billion. The fair value estimation was primarily based on an active stock exchange trade on March 30, 2021 of the 3.75% Senior Convertible Note. See Note 16, “Fair Value Measurements” for a description of the fair value hierarchy.

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

The net cost incurred in connection with the 3.75% Notes Capped Call were recorded as a reduction to additional paid-in capital in the unaudited interim condensed consolidated balance sheets.

5.5% Convertible Senior Notes

In March 2018, the Company issued $100.0 million in aggregate principal amount of the 5.5% Convertible Senior Notes due on March 15, 2023, which is referred to herein as the 5.5% Convertible Senior Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

In May 2020, the Company used a portion of the net proceeds from the issuance of the 3.75% Convertible Senior Notes to finance the cash portion of the partial repurchase of the 5.5% Convertible Senior Notes, which consisted of a repurchase of approximately $66.3 million in aggregate principal amount of the 5.5% Convertible Senior Notes in privately-negotiated transactions for aggregate consideration of $128.9 million, consisting of approximately $90.2 million in cash and approximately 9.4 million shares of the Company’s common stock. The partial repurchase of the 5.5% Convertible Senior Notes resulted in a $13.2 million gain on early debt extinguishment. In the fourth quarter of 2020, $33.5 million of the remaining 5.5% Convertible Senior Notes were converted into 14.6 million shares of common stock which resulted in a gain of approximately $4.5 million which was recorded on the consolidated statement of operations on the gain (loss) on extinguishment of debt line.

On January 7, 2021, the remaining aggregate principal of $160 thousand aggregate principal amount of the 5.5% Convertible Senior Notes were converted into 69,808 shares of common stock. Interest expense and amortization for the period were immaterial.

Capped Call

In conjunction with the pricing of the 5.5% Convertible Senior Notes, the Company entered into privately negotiated capped call transactions (the “5.5% Notes Capped Call”) with certain counterparties at a price of $16.0 million to reduce the potential dilution to the Company’s common stock upon any conversion of the 5.5% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 5.5% Convertible Senior Notes, as the case may be. The net cost incurred in connection with the 5.5% Notes Capped Call has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

Common Stock Forward

In connection with the issuance of the 5.5% Convertible Senior Notes, the Company also entered into a forward stock purchase transaction, (“the Common Stock Forward”), pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. In connection with the issuance of the 3.75% Convertible Senior Notes and the partial repurchase of the 5.5% Convertible Senior Notes, the Company amended and extended the maturity of the Common Stock Forward to June 1, 2025.  The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

The net cost incurred in connection with the Common Stock Forward of $27.5 million was recorded as an increase in treasury stock in the unaudited interim condensed consolidated balance sheets. The related shares were accounted for as a repurchase of common stock.

The book value of the 5.5% Notes Capped Call and Common Stock Forward are not remeasured.

During the fourth quarter of 2020, the Common Stock Forward was partially settled and, as a result, the Company received 4.4 million shares of its common stock. During the first quarter of 2021, 5.9 million shares settled and were received by the Company, with an additional 2.2 million that settled and were received by the company in April 2021.

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

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share. As of March 31, 2021 and December 31, 2020, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.

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

There were 566,385,952 and 458,051,920 shares of common stock outstanding as of March 31, 2021 and December 31, 2020, respectively.

During 2017, warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 13, “Warrant Transaction Agreements.” At both March 31, 2021 and December 31, 2020, a total of 68,380,913 warrants had vested. Warrants were exercised with respect to 5,819,652 shares during the fourth quarter of 2020. Warrants were exercised with respect to an additional 16,489,014 shares during the three months ended March 31, 2021. These warrants are measured at fair value at the time of grant or modification and are classified as equity instruments on the unaudited interim condensed consolidated balance sheets.

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

At December 31, 2020, all 55,286,696 of the Amazon Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended March 31, 2021 and 2020 was $104 thousand and $1.3 million, respectively.  During the three months ended March 31, 2021, the Amazon Warrant was exercised with respect to 9,214,449 shares of common stock. On June 11, 2021, an additional 4,534,130 warrants were exercised.

The exercise price for the first and second tranches of Amazon Warrant Shares was $1.1893 per share.  The exercise price of the third tranche of Amazon Warrant Shares was $13.81 per share, which was determined pursuant to the terms of the Amazon Warrant as an amount equal to ninety percent (90%) of the 30-day volume weighted average share price of the Company’s common stock as of November 2, 2020, the final vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant was exercisable through April 4, 2027. The Amazon Warrant provides for net share settlement that, if elected by the holder, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Amazon Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. The Amazon Warrant is classified as an equity instrument.

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

At both March 31, 2021 and December 31, 2020, 13,094,217 of the Walmart Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended March 31, 2021 and 2020 was $1.6 million and $0.9 million, respectively. During the three months ended March 31, 2021 and December 31, 2020, the Walmart Warrant had been exercised with respect to 7,274,565 and 5,819,652 shares of common stock, respectively.

14. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines
	Three months ended March 31,
	2021	2020
Sales of fuel cell systems	$26,419	$14,732
Sale of hydrogen installations and other infrastructure	20,353	5,736
Services performed on fuel cell systems and related infrastructure	6,045	6,521
Power Purchase Agreements	7,826	6,421
Fuel delivered to customers	11,127	7,333
Other	188	76
Net revenue	$71,958	$40,819

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2021	2020
Accounts receivable	$42,632	$43,041
Contract assets	17,009	18,189
Contract liabilities	72,897	76,285

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

The contract liabilities relate to the advance consideration received from customers for services that will be recognized over time (primarily fuel cell and related infrastructure services) and advance consideration received from customers prior to delivery of products.  As of March 31, 2021, the amount of contract liabilities included within deferred revenue was $57.6 million and the amount of contract liabilities within other current liabilities was $15.3 million on the accompanying unaudited interim condensed consolidated balance sheets. As of December 31, 2020, the amount of contract liabilities included within deferred revenue was $56.2 million and the amount of contract liabilities within other current liabilities was $20.1 million.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets	Three months ended
March 31, 2021
Transferred to receivables from contract assets recognized at the beginning of the period	$(2,625)
Revenue recognized and not billed as of the end of the period	1,445
Net change in contract assets	(1,180)

Contract liabilities	Three months ended
March 31, 2021
Increases due to cash received, net of amounts recognized as revenue during the period	$13,045
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(16,433)
Net change in contract liabilities	$(3,388)

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

March 31,
2021
Sales of fuel cell systems	$66,033
Sale of hydrogen installations and other infrastructure	69,678
Services performed on fuel cell systems and related infrastructure	105,852
Power Purchase Agreements	185,431
Fuel delivered to customers	64,555
Other rental income	2,894
Total estimated future revenue	$494,443

Contract costs

Contract costs consist of capitalized commission fees and other expenses related to obtaining or fulfilling a contract.

Capitalized contract costs at March 31, 2021 and December 31, 2020 were $1.7 million and $1.5 million, respectively.

15. Income Taxes

The Company did not record any income tax expense or benefit for the three months ended March 31, 2021 or 2020. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

The net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

16. Fair Value Measurements

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. Management has assessed and concluded that these prices are reasonable and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2021.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of March 31, 2021
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$93,941	$93,941	$—	$93,941	$—
Corporate bonds	99,171	99,171	—	99,171	—
Commercial paper	306,089	306,089	—	306,089	—

Liabilities
Contingent consideration	10,550	10,550	—	—	10,550
Convertible senior notes	191,768	1,320,952	—	1,320,952	—
Long-term debt	161,259	161,259	—	—	161,259
Finance obligations	182,791	182,791	—	—	182,791

	As of December 31, 2020
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	9,760	9,760	—	—	9,760
Convertible senior notes	85,640	1,272,766	—	1,272,766	—
Long-term debt	175,402	175,402	—	—	175,402
Finance obligations	181,553	181,553	—	—	181,553

(1)	Included in “Cash and cash equivalents” in our unaudited interim condensed consolidated balance sheets as of March 31, 2021, in addition to cash of $4.3 billion.

The fair values for available-for-sale securities are based on prices obtained from an independent pricing service. Available-for-sale securities are characterized as Level 2 assets, as their fair values are determined using observable market inputs.

17.  Operating and Finance Lease Liabilities

As of March 31, 2021, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.  At the end of the lease term, the leased assets may be returned to the lessor by the Company, the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates.  No residual value guarantees are contained in the leases.  No financial covenants are contained within the lease, however there are customary operational covenants such as assurance the Company properly maintains the leased assets and carries appropriate insurance, etc.  The leases include credit support in the form of either cash, collateral or letters of credit.  See Note 20, “Commitments and contingencies” for a description of cash held as security associated with the leases.

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of March 31, 2021.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of March 31, 2021 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
Remainder of 2021	$24,082	$1,874	$25,956
2022	29,050	2,471	31,521
2023	29,107	2,446	31,553
2024	29,097	2,529	31,626
2025 and thereafter	56,232	3,103	59,335
Total future minimum payments	167,568	12,423	179,991
Less imputed interest	(45,257)	(2,122)	(47,379)
Total	$122,311	$10,301	$132,612

Rental expense for all operating leases was $8.0 million and $4.8 million for the three months ended March 31, 2021 and 2020, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $16.0 million and $5.3 million for the three months ended March 31, 2021 and 2020, respectively. Right of use assets for sale/leaseback transactions obtained in exchange for new operating lease liabilities was $11.9 million and $5.2 million for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021 and December 31, 2020, the right of use assets associated with operating leases was $124.5 million and $117.0 million, respectively.  The accumulated depreciation for these right of use assets was $50.3 million and $48.6 million at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, the right of use assets associated with finance leases was $11.3 million and $5.7 million, respectively. The accumulated depreciation for these right of use assets was $143 thousand and $102 thousand at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, security deposits associated with sale/leaseback transactions were $2.4 million and $5.8 million, respectively, and were included in other assets in the consolidated balance sheets.

Other information related to the operating leases are presented in the following table:

	Three months ended	Three months ended
	March 31,2021	March 31, 2020
Cash payments (in thousands)	$6,734	$8,199
Weighted average remaining lease term (years)	5.77	4.22
Weighted average discount rate	11.6%	12.0%

Right of use assets obtained in exchange for new finance lease liabilities were $5.6 million and zero for the three months ended March 31, 2021 and 2020, respectively.

Other information related to the finance leases are presented in the following table:

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash payments (in thousands)	$433	$78
Weighted average remaining lease term (years)	5.1	7.51
Weighted average discount rate	7.2%	8.8%

18. Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at March 31, 2021 was $161.0 million, $24.7 million and $136.3 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheet. The outstanding balance of this obligation at December 31, 2020 was $157.7 million, $24.2 million and $133.5 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of March 31, 2021 and December 31, 2020.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at March 31, 2021 was $21.8 million, $7.4 million and $14.4 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet.  The outstanding balance of this obligation at December 31, 2020 was $23.9 million, $8.0 million and $15.9 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheets.  The fair value of this finance obligation approximated the carrying value as of both March 31, 2021 and December 31, 2020.

Future minimum payments under finance obligations notes above as of March 31, 2021 were as follows (in thousands):

			Total
	Sale of Future	Sale/leaseback	Finance
	revenue - debt	financings	Obligations
Remainder of 2021	$31,738	$6,795	$38,533
2022	41,554	4,976	46,530
2023	41,554	3,149	44,703
2024	41,554	16,154	57,708
2025 and thereafter	59,449	—	59,449
Total future minimum payments	215,849	31,074	246,923
Less imputed interest	(54,827)	(9,305)	(64,132)
Total	$161,022	$21,769	$182,791

Other information related to the above finance obligations are presented in the following table:

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash payments (in thousands)	$12,816	$9,879
Weighted average remaining term (years)	4.9	4.3
Weighted average discount rate	11.2%	11.1%

19. Investments

The gross unrealized gains and losses, and the amortized cost, allowance for credit losses, and fair value of those investments classified as available-for-sale at March 31, 2021 are summarized as follows (in thousands):

	Amortized	Gross	Gross	Fair	Allowance for
	Cost	Unrealized Gains	Unrealized Losses	Value	Credit Losses
Corporate bonds	$99,239	$—	$(68)	$99,171	$—
Commercial paper	305,929	160	—	306,089	—
Totals	$405,168	$160	$(68)	$405,260	$—

A summary of the amortized cost and fair value of investments classified as available-for-sale, by contractual maturity, is as follows (in thousands):

	March 31, 2021
	Amortized	Fair
Maturity:	Cost	Value
Within one year	$375,804	$375,927
After one through five years	29,364	29,333
Totals	$405,168	$405,260

20.  Commitments and Contingencies

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $198.6 million was required to be restricted as security as of March 31, 2021, which restricted cash will be released over the lease term. As of March 31, 2021, the Company also had certain letters of credit backed by restricted cash totaling $144.4 million that are security for the above noted sale/leaseback agreements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, restricted cash, accounts receivable and marketable securities. Cash and restricted cash are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $0.25 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s available-for-sale securities consists primarily of investments in commercial paper and short-term high credit quality corporate debt securities.

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers with whom the Company has commercial sales arrangements. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At March 31, 2021, two customers comprised approximately 67.7% of the total accounts receivable balance. At December 31, 2020, three customers comprised approximately 73.9% of the total accounts receivable balance.

For the three months ended March 31, 2021, 71.2% of total consolidated revenues were associated primarily with three customers. For the three months ended March 31, 2020 65.9% of total consolidated revenues were associated primarily with two customers. For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer.

21. Employee Benefit Plans

2011 Stock Option and Incentive Plan

On May 12, 2011, the Company’s stockholders approved the 2011 Stock Option and Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 1,000,000, plus (ii) the number of shares of common stock underlying any grants pursuant to the 2011 Plan or the Plug Power Inc. 1999 Stock Option and Incentive Plan that are forfeited, canceled, repurchased or are terminated (other than by exercise). The shares may be issued pursuant to stock options, stock appreciation rights, restricted stock awards and certain other equity-based awards granted to employees, directors and consultants of the Company. No further grants may be made under the 2011 Plan after May 12, 2021. Through various amendments to the 2011 Plan approved by the Company’s stockholders, the number of shares of the Company’s common stock authorized for issuance under the 2011 Plan has been increased to 42.4 million. The Company recorded expense of approximately $8.5 million and $2.5 million, for the three months ended March 31, 2021 and 2020, respectively, in connection with the 2011 Plan.

At March 31, 2021, there were outstanding options to purchase approximately 9.0 million shares of common stock. Options for employees issued under this plan generally vest in equal annual installments over three years and expire ten years after issuance. Options granted to members of the Board generally vest one year after issuance. To date, options granted under the 2011 Plan have vesting provisions ranging from one to three years in duration and expire ten years after issuance.

Compensation cost associated with employee stock options represented approximately $3.3 million and $1.4 million of the total share-based payment expense recorded for the three months ended March 31, 2021 and March 31, 2020, respectively. The Company estimates the fair value of stock options using a Black-Scholes valuation model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, an appropriate risk-free rate, and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 581,000 and 85,000 options granted during the three months ended March 31, 2021 and 2020, respectively, were as follows:

	March 31,	March 31,
	2021	2020
Expected term of options (years)	6	6
Risk free interest rate	0.61% - 0.73%	0.69% - 1.37%
Volatility	72.46%	64.19%

There was no expected dividend yield for the employee stock options granted.

The Company used the simplified method in determining its expected term of all its stock option grants in all periods presented. The simplified method was used because the Company does not believe historical exercise data provides a reasonable basis for the expected term of its grants, primarily as a result of the limited number of stock option exercises that have historically occurred. The Company expects to cease using the simplified method to determine its expected term for stock option grants in the second quarter of  2021.  The estimated stock price volatility was derived from the Company’s actual historic stock prices over the past six years, which represents the Company’s best estimate of expected volatility.

A summary of stock option activity for the quarter ended March 31, 2021 is as follows (in thousands except share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2020	10,284,498	$5.78	7.8	$289,316
Granted	581,000	65.72	—	—
Exercised	(1,811,274)	2.65	—	—
Forfeited	(33,333)	1.74	—	—
Expired	—	—	—	—
Options outstanding at March 31, 2021	9,020,891	$15.18	8.1	$247,964
Options exercisable at March 31, 2021	2,284,519	2.07	5.7	77,143
Options unvested at March 31, 2021	6,736,372	$11.73	8.9	$170,820

The weighted average grant-date fair value of options granted during the three months ended March 31, 2021 and 2020 was $31.78 and $2.80, respectively. As of March 31, 2021, there was approximately $40.5 million of unrecognized compensation cost related to stock option awards to be recognized over the next three years. The total fair value of stock options that vested during the three months ended March 31, 2021 and 2020 was approximately $2.9 million and $1.2 million, respectively.

Restricted stock awards generally vest in equal installments over a period of one to three years. Restricted stock awards are valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense associated with its restricted stock awards of approximately $5.2 million and $1.0 million, for the three months ended March 31, 2021 and 2020, respectively. Additionally, for the three months ended March 31, 2021 and 2020, there was $64.1 million and $7.4 million respectively, of unrecognized compensation cost related to restricted stock awards to be recognized over the next three years.

A summary of restricted stock activity for the year ended March 31, 2021 is as follows (in thousands except share amounts):

		Aggregate
		Intrinsic
	Shares	Value
Unvested restricted stock at December 31, 2020	5,874,642	$—
Granted	555,000	—
Vested	(10,001)	—
Forfeited	(3,333)	—
Unvested restricted stock at March 31, 2021	6,416,308	$229,960

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute 100% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings or less actual losses thereon. Participants are vested in the Company’s matching contribution based on years of service completed. Participants are fully vested upon completion of three years of service. During 2018, the Company began funding its matching contribution in a combination of cash and common stock. The Company issued 12,513 shares of common stock and 133,250 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the three months ended March 31, 2021 and 2020, respectively.

The Company’s expense for this plan was approximately $1.3 million, and $529 thousand for the three months ended March 31, 2021 and 2020, respectively.

Non-Employee Director Compensation

Each non-employee director is paid an annual retainer for their services, in the form of either cash or stock compensation. The Company granted 2,653 shares of common stock and 14,833 shares of common stock to non-employee directors as compensation for the three months ended March 31, 2021 and 2020, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $85 thousand and $56 thousand for the three months ended March 31, 2021 and 2020, respectively.

22. Subsequent Events

On June 3, 2021, the Company, Plug Power France, a wholly-owned subsidiary of the Company (“Plug Power France”), Renault SAS (“Renault”) and HyVia, a French société par actions simplifiée (“HyVia”), entered into a definitive Joint Venture Agreement and related agreements to consummate the parties’ previously announced joint venture based in France (the “France JV”). HyVia, the joint venture entity, plans to manufacture and sell fuel cell powered electric light commercial vehicles (“FCE-LCVs”) and to supply hydrogen fuel and fueling stations to support the FCE-LCV market, in each case primarily in Europe.  HyVia will be owned 50% by Plug Power France and 50% by Renault.  The Company and Renault will make investments into HyVia to support necessary funding and growth, and the Company and Renault expect to invest on a pro rata basis not less than €65 million through 2022.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and notes thereto included within this report, and our audited and notes thereto included in our 2020 19-K. In addition to historical information, this Quarterly Report on Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended “the Exchange Act”. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks discussed in the section titled “Risk Factors” included under Part I, Item 1A, below. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from these contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. These forward-looking statements speak only as of the date on which the statements were made. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

References in this Quarterly Report on Form 10-Q to “Plug Power,” the “Company,” “we,” “our” or “us” refer to Plug Power Inc., including as the context requires, its subsidiaries.

Overview

Plug Power is facilitating the paradigm shift to an increasingly electrified world by innovating cutting-edge hydrogen and fuel cell solutions.  In our core business, we provide and continue to develop commercially viable hydrogen and fuel cell product solutions to replace lead-acid batteries in electric material handling vehicles and industrial trucks for some of the world’s largest retail-distribution and manufacturing businesses. We are focusing our efforts on industrial mobility applications, including electric forklifts and electric industrial vehicles, at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility, and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary backup power applications. These products have proven valuable with telecommunications, transportation, and utility customers as robust, reliable, and sustainable power solutions.

Part of our long-term plan includes Plug Power penetrating the on-road vehicle market and large-scale stationary market. Plug Power’s announcements to form joint ventures with Renault in Europe and SK Group in Asia not only support this goal but are expected to provide us with a more global footprint. Plug has been successful with acquisitions, strategic partnerships, and joint ventures, and we plan to continue this mix.  For example, we expect our relationships with Brookfield and Apex to provide us access to low-cost renewable energy, which is critical to produce low-cost green hydrogen.

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

ProGen:  ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans. This includes the Plug “MEA”, a critical component of the fuel cell stack used in zero-emission fuel cell electric vehicle engines; and

GenFuel Electrolyzers: GenFuel electrolyzers are modular, scalable hydrogen generators optimized for clean hydrogen production. Electrolyzers generate hydrogen from water using electricity and a special membrane and “green” hydrogen is generated by using renewable energy inputs, such as solar or wind power.

We provide our products worldwide through our direct product sales force, and by leveraging relationships with “OEMs” and their dealer networks. Plug Power is targeting Asia and Europe for expansion in adoption. Europe has rolled out ambitious targets for the hydrogen economy and Plug Power is executing on its strategy to become one of the European leaders. This includes a targeted account strategy for material handling as well as securing strategic partnerships with European OEMs, energy companies, utility leaders and accelerating our electrolyzer business. We manufacture our commercially viable products in Latham, New York, Rochester, New York and Spokane, Washington and support liquid hydrogen generation and logistics in Charleston, Tennessee.

Recent Developments

COVID-19 Update

As a result of the COVID-19 pandemic outbreak in March 2020, state governments—including those in New York and Washington, where our manufacturing facilities are located—issued orders requiring businesses that do not conduct essential services to temporarily close their physical workplaces to employees and customers.  As a result, we had put in place a number of protective measures in response to the COVID-19 outbreak, which included the canceling of all commercial air travel and all other non-critical travel, requesting that employees limit non-essential personal travel, eliminating all but essential third-party access to our facilities, enhancing our facilities’ janitorial and sanitary procedures, encouraging employees to work from home to the extent their job function enabled them to do so, encouraging the use of virtual employee meetings, and providing staggered shifts and social distancing measures for those employees associated with manufacturing and service operations.  In May 2021, the Centers for Disease Control and Prevention (the “CDC”) revised guidance for fully vaccinated individuals regarding no longer needing to wear a mask indoors or practicing social distancing, which was subsequently adopted by the state of New York on May 19, 2021.

As a result, effective in June 2021 and in accordance with new CDC guidelines and where permitted by state law, employees who are fully vaccinated against COVID-19 and have been through Plug Power’s validation process may enter

Plug Power facilities without a face mask. Individuals inside Plug Power facilities who are not fully vaccinated are required to wear proper face coverings and continue to maintain  social distancing of 6 feet or greater.  In states where the guidelines for face coverings is still government mandated, Plug Power will comply with the state and local jurisdictions and enforce face mask usage, as well as social distancing at our sites.

Plug Power will continue to conduct health screening upon entrance to our facilities, provide enhanced janitorial and sanitary procedures, encourage employees to work from home to the extent their job function enables them to do so, and encourage the use of virtual employee meetings.

We cannot predict at this time the full extent to which COVID-19 will impact our business, results, and financial condition, which will depend on many factors. We are staying in close communication with our manufacturing facilities, employees, customers, suppliers, and partners, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so. Although as of the date hereof, we have not observed any material impacts to our supply of components, the situation is fluid. Many of the parts for our products are sourced from suppliers in China and the manufacturing situation in China remains variable. Supply chain disruptions could reduce the availability of key components, increase prices or both. Certain of our customers, such as Walmart, significantly increased their use of units and hydrogen fuel consumption as a result of COVID-19. In the three months ended March 31, 2021 and the twelve months ended December 31, 2020, our services and PPA margins were negatively impacted by incremental service costs associated with increased usage of units at some of our primary customer sites. In addition, future changes in applicable government orders or regulations, or changes in the interpretation of existing orders or regulations, could result in further disruptions to our business that may materially and adversely affect our financial condition and results of operations.

Capital Raises and Strategic Activities

On June 3, 2021, the Company, Plug Power France, a wholly-owned subsidiary of the Company, Renault SAS (“Renault”) and HyVia, a French société par actions simplifiée, entered into a definitive Joint Venture Agreement and related agreements to consummate the parties’ previously announced joint venture based in France. HyVia, the joint venture entity, plans to manufacture and sell “FCE-LCVs” and to supply hydrogen fuel and fueling stations to support the FCE-LCV market, in each case primarily in Europe.  HyVia will be owned 50% by Plug Power France and 50% by Renault.  The Company and Renault will make investments into HyVia to support necessary funding and growth, and the Company and Renault expect to invest on a pro rata basis not less than €65 million through 2022.

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

Explanatory Note

As previously disclosed in the Explanatory Note to the 2020 10-K, the Company restated its previously issued audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018 and its unaudited quarterly consolidated financial statements of and for each of the quarterly periods ended March 31, 2020, June 30, 2020 and 2019, September 30, 2020 and 2019 and December 31, 2019.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should not rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in the 2020 10-K. Commencing with this quarterly report on Form 10-Q, we will include in our quarterly reports for fiscal 2021 restated results for the corresponding interim periods of fiscal 2020.

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

Net revenue, cost of revenue, gross profit (loss) and gross margin for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin
For the period ended March 31, 2021:
Sales of fuel cell systems and related infrastructure	$46,772	$28,974	$17,798	38.1%
Services performed on fuel cell systems and related infrastructure	6,045	13,086	(7,041)	(116.5)%
Provision for loss contracts related to service	—	1,485	(1,485)	N/A
Power Purchase Agreements	7,826	18,343	(10,517)	(134.4)%
Fuel delivered to customers	11,127	22,143	(11,016)	(99.0)%
Other	188	98	90	47.9%
Total	$71,958	$84,129	$(12,171)	(16.9)%
For the period ended March 31, 2020:
Sales of fuel cell systems and related infrastructure	$20,468	$13,974	$6,494	31.7%
Services performed on fuel cell systems and related infrastructure	6,521	10,347	(3,826)	(58.7)%
Provision for loss contracts related to service	—	95	(95)	N/A
Power Purchase Agreements	6,421	14,771	(8,350)	(130.0)%
Fuel delivered to customers	7,333	11,254	(3,921)	(53.5)%
Other	76	81	(5)	(6.6)%
Total	$40,819	$50,522	$(9,703)	(23.8)%

The amount of provision for common stock warrants recorded as a reduction of revenue during the three months ended March 31, 2021 and 2020, respectively, is shown in the table below (in thousands):

	Three months ended March 31,
	2021	2020

Sales of fuel cell systems and related infrastructure	$(27)	$(644)
Services performed on fuel cell systems and related infrastructure	(140)	(258)
Power Purchase Agreements	(900)	(551)
Fuel delivered to customers	(638)	(754)
Total	$(1,705)	$(2,207)

Net Revenue

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2021 increased $26.3 million, or 128.5%, to $46.8 million from $20.5 million for the three months ended March 31, 2020. Included within revenue was provision for common stock warrants of $27 thousand and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, an increase in hydrogen installations, and an increase in the provision for common stock warrants. There were 1,308 GenDrive units recognized as revenue during the three months ended March 31, 2021, compared to 825 for the three months ended March 31, 2020. There was hydrogen infrastructure revenue associated with six hydrogen sites during the three months ended March 31, 2021, compared to one during the three months ended March 31, 2020.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. At March 31, 2021, there were 14,189 fuel cell units and 60 hydrogen installations under extended maintenance contracts, an increase from 10,662 fuel cell units and 45 hydrogen installations at March 31, 2020. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2021 decreased $0.5 million, or 7.3%, to $6.0 million as compared to $6.5 million for the three months ended March 31, 2020. Included within revenue was provision for common stock warrants of $0.1 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. The main drivers in decrease in revenue was a reduction in billings for run time hours that exceeded certain levels given certain changes in the overall contract and commercial relationship, partially offset by the decrease in the provision for common stock warrants.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service. At March 31, 2021, there were 50 GenKey sites associated with PPAs, as compared to 34 at March 31, 2020. Revenue from PPAs for the three months ended March 31, 2021 increased $1.4 million, or 21.9%, to $7.8 million from $6.4 million for the three months ended March 31, 2020. Included within revenue was provision for common stock warrants of $0.9 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. The increase in revenue from PPAs for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributable to the new sites for existing customers and new customers accessing the PPA subscription solution, offset in part by the increase in the provision for common stock warrants.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site. Revenue associated with fuel delivered to customers for the three months ended March 31, 2021 increased $3.8 million, or 51.7%, to $11.1 million from $7.3 million for the three months ended March 31, 2020. Included within revenue was provision for common stock warrants of $0.6 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase in revenue was due to an increase in the number of sites with fuel contracts from 77 as of March 31, 2020 to 109 as of March 31, 2021, and a slight decrease in the provision for common stock warrants.

Cost of Revenue

Cost of revenue – sales of fuel cell systems and related infrastructure.  Cost of revenue from sales of fuel cell systems and related infrastructure includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary backup power units, and hydrogen fueling infrastructure referred to at the site level as hydrogen installations. Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2021 increased 107.3%, or $15.0 million, to $29.0 million, compared to $14.0 million for the three months ended March 31, 2020. This increase was driven by the increase in GenDrive deployment volume and increase in hydrogen installations. There were 1,308 GenDrive units recognized as revenue during the three months ended March 31, 2021, compared to 825 for the three months ended March 31, 2020. Revenue associated with six hydrogen installations was recognized during the three months ended March 31, 2021, compared to one during the three months ended March 31, 2020. Gross profit generated from sales of fuel cell systems and related infrastructure increased to 38.1% for the three months ended March 31, 2021, compared to 31.7% for the three months ended March 31, 2020 primarily due to the mix impact of the units sold and customer profile.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. At March 31, 2021, there were 14,189 fuel cell units and 60 hydrogen installations under extended maintenance contracts, an increase from 10,662 fuel cell units and 45 hydrogen installations at March 31, 2020, respectively. Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2021 increased 26.5%, or $2.7 million, to $13.1 million, compared to $10.4 million for the three months ended March 31, 2020. Gross loss increased to (116.5)% for the three months ended March 31, 2021, compared to (58.7)% for the three months ended March 31, 2020, primarily due to a lower of cost or market adjustment associated with remanufactured parts.  This was partially offset by a change in the release of the previously recorded loss accrual from $224 thousand in the first quarter of 2020 to $1.8 million in the first quarter of 2021.

Cost of revenue – provision for loss contracts related to service.  The Company also recorded a provision for loss contracts related to service of $1.5 million for the three months ended March 31, 2021, compared to $95 thousand for the three months ended March 31, 2020. The provision increased as a result of changes in the estimated projected future costs due to the realization that certain cost initiatives were not occurring as quickly as initially expected, as well changes in the number of service contracts.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment.  At March 31, 2021, there were 50 GenKey sites associated with PPAs, as compared to 34 at March 31, 2020. Cost of revenue from PPAs for the three months ended March 31, 2021 increased 24.2%, or $3.6 million, to $18.3 million from $14.8 million for the three months ended March 31, 2020 primarily due to the increase in units and sites under PPA contract. Gross loss increased slightly to (134.4)% for the three months ended March 31, 2021, as compared to (130.0)% for the three months ended March 31, 2020 primarily due to a change in common stock warrants provision.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers and costs for onsite generation. Cost of revenue from fuel delivered to customers for the three months ended March 31, 2021 increased 96.8%, or $10.9 million, to $22.1 million from $11.3 million for the three months ended March 31, 2020. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs. Gross loss increased to (99.0)% during the three months ended March 31, 2021, compared to (53.5)% during the three months ended March 31, 2020. The rate increases stem from a certain supplier in which we have commenced a transition, as well as certain force majeure issues.

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

Research and development expense for the three months ended March 31, 2021 increased $5.0 million, or 104.1%, to $9.7 million, from $4.8 million for the three months ended March 31, 2020.  The overall growth in R&D investment is commensurate with the Company’s future expansion into new markets, new product lines, and varied vertical integrations. The number of R&D employees was 113 at March 31, 2020 compared to 202 at March 31, 2021.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2021, increased $14.5 million, or 130.3%, to $25.6 million from $11.1 million for the three months ended March 31, 2020. This increase was primarily related to increases in salaries and stock-based compensation due to increased headcount, in addition to costs associated with the restatement of our previous years’ financial statements.

Contingent Consideration.  The fair value of the contingent consideration related to Giner ELX and UHG was remeasured as of March 31, 2021, which resulted in $790 thousand charge that is reflected in the unaudited interim consolidated statement of operations for the three months ended March 31, 2021.

Interest. Interest consists of interest expense related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations. Interest increased $500 thousand, or 4% from $11.8 million for the three months ended March 31, 2020 to $12.3 million for the three months ended March 31, 2021. Since March 2020, the Company assumed approximately $100.0 million of additional long-term debt at 12% interest (which interest was reduced to 9.5% on May 6, 2020), issued $212.5 million convertible senior notes at 3.75% interest, and entered into additional sale/leaseback finance obligation arrangements. This was offset by the exchange and conversion during 2020 of the 5.5% Convertible Senior Notes, the conversion on July 1, 2020 of the 7.5% Convertible Senior Notes and the adoption of ASU 2020-06 which reduced the noncash interest expense on convertible notes.

Other expense, net. Other expense, net consists of other expenses related to our foreign currency exchange losses, offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, restricted cash and available-for-sale securities. This increased $140 thousand in comparison to the three months ended March 31, 2020.

Income Tax

The Company did not record any income tax expense or benefit for the three months ended March 31, 2021 or 2020. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

The net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

Liquidity and Capital Resources

Liquidity

As of March 31, 2021 and December 31, 2020, the Company had $4.3 billion and $1.3 billion of cash and cash equivalents and $344.1 million and $321.9 million of restricted cash, respectively. In January and February 2021, the Company issued and sold in a registered equity offering an aggregate of 32.2 million shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $1.8 billion. Furthermore, in February 2021, the Company completed the previously announced sale of its common stock in connection with a strategic partnership with SK Holdings to accelerate the use of hydrogen as an alternative energy source in Asian markets. The Company sold 54,996,188 shares of its common stock to a subsidiary of SK Holdings at a purchase price of $29.2893 per share, or an aggregate purchase price of approximately $1.6 billion.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $60.7 million and $37.4 million for the three months ended March 31, 2021 and 2020, respectively, and had an accumulated deficit of $2.0 billion at March 31, 2021.

The Company’s significant obligations consisted of the following as of March 31, 2021:

(i)	Operating and finance leases totaling $122.3 million and $10.3 million, respectively, of which $18.8 million and $1.8 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

(ii)	Finance obligations totaling $182.8 million of which approximately $32.1 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

(iii)	Long-term debt, primarily related to the Company’s Loan Agreement with Generate Capital totaling $161.3 million of which $21.4 million is classified as short term on our consolidated balance sheets. See Note 10, “Long-Term Debt”, for more details.

(iv)	Convertible senior notes totaling $191.8 million at March 31, 2021. See Note 11, “Convertible Senior Notes” for more details.

The Company believes that its current working capital of $4.9 billion at March 31, 2021, which includes unrestricted cash and cash equivalents of $4.3 billion, will provide sufficient liquidity to fund operations for a least one year after the date the financial statements are issued.

The Company plans to invest a portion of its available cash to expand its current production and manufacturing capacity and to fund strategic acquisitions and partnerships and capital projects. Future use of the Company’s funds is discretionary and the Company believes that its working capital and cash position will be sufficient to fund its operations for the next twelve months.

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

In September 2019, the Company issued $40.0 million in aggregate principal amount of 7.5% Convertible Senior Note. The Company’s total obligation, net of interest accretion, due to the holder was $48.0 million. The total net proceeds from this offering, after deducting costs of the issuance, were $39.1 million. On July 1, 2020, the note automatically converted fully into 16.0 million shares of common stock.

Secured Debt

In March 2019, the Company entered into the “Loan Agreement”, with Generate Lending, providing for a secured term loan facility in the amount of $100 million.

During the year ended December 31, 2020, the Company, under another series of amendments to the Loan Agreement, borrowed an incremental $100.0 million. As part of the amendment to the Loan Agreement, the Company’s interest rate on the secured term loan facility was reduced to 9.50% from 12.00% per annum, and the maturity date was extended to October 31, 2025 from October 6, 2022. On March 31, 2021, the outstanding balance under the Term Loan Facility was $151.5 million.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments are funded in part by releases of restricted cash, as described in Note 20, “Commitments and Contingencies.” Based on the amortization schedule as of March 31, 2021, the aforementioned loan balance under the Term Loan Facility will be fully paid by October 31, 2025.  The Company is in compliance with, or has obtained waivers for, all debt covenants.

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

As of March 31, 2021, the Term Loan Facility requires the principal balance as of each of the following dates not to exceed the following (in thousands):

December 31, 2021	$127,317
December 31, 2022	93,321
December 31, 2023	62,920
December 31, 2024	33,692
December 31, 2025	—

Several key indicators of liquidity are summarized in the following table (in thousands):

	Three months	Year
	ended or at	ended or at
	March 31, 2021	December 31, 2020
Cash and cash equivalents at end of period	$4,349,066	$1,312,404
Restricted cash at end of period	344,062	321,880
Working capital at end of period	4,904,371	1,380,830
Net loss attributable to common stockholders	(60,746)	(596,181)
Net cash used in operating activities	(117,099)	(155,476)
Net cash used in investing activities	(418,379)	(95,334)
Net cash provided by financing activities	3,594,373	1,515,529

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes.

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

Holders of the 3.75% Convertible Senior Notes may convert their notes at their option at any time prior to the close of the business day immediately preceding December 1, 2024 in the following circumstances:

1)	during any calendar quarter commencing after March 31, 2021 if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

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

The initial conversion rate for the 3.75% Convertible Senior Notes is 198.6196 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.03 per share of the Company’s common stock, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  During the first quarter of 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted and the Company issued 3.0 million shares of common stock in conjunction with these conversions.

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

The Company accounts for the 3.75% Convertible Senior Notes as a liability. We incurred transaction costs related to the issuance of the 3.75% Convertible Senior Notes of approximately $7.0 million, consisting of initial purchasers’ discount of approximately $6.4 million and other issuance costs of $0.6 million which were recorded as debt issuance cost (presented as contra debt in the unaudited interim condensed consolidated balance sheets) and are being amortized to interest expense over the term of the 3.75% Convertible Senior Notes.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

March 31,
2021
Principal amounts:
Principal	$197,278
Unamortized debt issuance costs (1)	(5,510)
Net carrying amount	$191,768
1)	Included in the consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total expense and effective interest rate related to the 3.75% Convertible Senior Notes (in thousands, except for effective interest rate):

March 31,
2021
Interest Expense	$1,897
Amortization of Debt Issuance Costs	1,258
Total	3,155

Effective Interest Rate	4.5%

Based on the closing price of the Company’s common stock of $35.84 on March 31, 2021, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at March 31, 2021 was approximately $1.3 billion. Fair value estimation was primarily based on a stock exchange, active trade on March 30, 2021 of the 3.75% Senior Convertible Note. See Note 16, “Fair Value Measurements” for a description of the fair value hierarchy.

Capped Call

In conjunction with the pricing of the 3.75% Convertible Senior Notes, the Company entered into the “3.75% Notes Capped Call” with certain counterparties at a price of $16.2 million. The 3.75% Notes Capped Call covers, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that underlie the initial 3.75% Convertible Senior Notes and is generally expected to reduce potential dilution to the Company’s common stock upon any conversion of the 3.75% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the 3.75% Notes Capped Call is initially $6.7560 per share, which represents a premium of approximately 60% over the last then-reported sale price of the Company’s common stock of $4.11 per share on the date of the transaction and is subject to certain adjustments under the terms of the 3.75% Notes Capped Call. The 3.75% Notes Capped Call becomes exercisable if the conversion option is exercised.

The net cost incurred in connection with the 3.75% Notes Capped Call was recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

5.5% Convertible Senior Notes

In March 2018, the Company issued $100.0 million in aggregate principal amount of the 5.5% Convertible Senior Notes due on March 15, 2023, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

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

On January 7, 2021, the remaining aggregate principal of $160 thousand aggregate principal amount of the 5.5% Convertible Senior Notes were converted into 69,808 shares of common stock. Interest expense and amortization for the period were immaterial.

Capped Call

In conjunction with the pricing of the 5.5% Convertible Senior Notes, the Company entered into “5.5% Notes Capped Call” with certain counterparties at a price of $16.0 million to reduce the potential dilution to the Company’s common stock upon any conversion of the 5.5% Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 5.5% Convertible Senior Notes, as the case may be. The net cost incurred in connection with the 5.5% Notes Capped Call was recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

In conjunction with the partial repurchase of the 5.5% Convertible Senior Notes, the Company terminated 100% of the 5.5% Notes Capped Call on June 5, 2020. As a result of the termination, the Company received $24.2 million which was recorded in additional paid-in capital.

Common Stock Forward

In connection with the issuance of the 5.5% Convertible Senior Notes, the Company also entered into the Common Stock Forward, pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. In connection with the issuance of the 3.75% Convertible Senior Notes and the partial payoff of the 5.5% Convertible Senior Notes, the Company amended and extended the maturity of the Common Stock Forward to June 1, 2025.  The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

The net cost incurred in connection with the Common Stock Forward of $27.5 million was recorded as an increase in treasury stock in the unaudited interim condensed consolidated balance sheets. The related shares were accounted for as a repurchase of common stock.

The book value of the 5.5% Notes Capped Call and Common Stock Forward are not remeasured.

During the fourth quarter of 2020, the Common Stock Forward was partially settled and, as a result, the Company received 4.4 million shares of its common stock. During the first quarter of 2021, 5.9 million shares settled, with an additional 2.2 million that settled in April 2021.

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

The $399.7 million reduction to revenue resulting from the December 31, 2020 waiver was determined based upon a probability assessment of whether the underlying shares would have vested under the terms of the original Amazon Warrant. Based upon the Company’s projections of probable future cash collections from Amazon (i.e., a Type I share based payment modification), a reduction of revenue associated with 5,354,905 Amazon Warrant Shares was recognized at their previously measured November 2, 2020 fair value of $10.57 per warrant.  A reduction of revenue associated with the remaining 12,730,490 Amazon Warrant Shares was recognized at their December 31, 2020 fair value of $26.95 each, based upon the Company’s assessment that associated future cash collections from Amazon were not deemed probable (i.e., a Type III share-based payment modification).

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

At December 31, 2020, all 55,286,696 of the Amazon Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended March 31, 2021 and 2020 was $104 thousand and $1.3 million, respectively.  During the three months ended March 31, 2021, the Amazon Warrant was exercised with respect to 9,214,449 shares of common stock.

The exercise price for the first and second tranches of Amazon Warrant Shares was $1.1893 per share.  The exercise price of the third tranche of Amazon Warrant Shares was $13.81 per share, which was determined pursuant to the terms of the Amazon Warrant as an amount equal to ninety percent (90%) of the 30-day volume weighted average share price of the Company’s common stock as of November 2, 2020, the final vesting date of the second tranche of Amazon Warrant Shares. The Amazon Warrant was exercisable through April 4, 2027. The Amazon Warrant provides for net share settlement that, if elected by the holder, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Amazon Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. The Amazon Warrant is classified as an equity instrument.

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

At both March 31, 2021 and December 31, 2020, 13,094,217 of the Walmart Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended March 31, 2021 and 2020 was $1.6 million and $0.9 million, respectively. During the three months ended March 31, 2021, the Walmart Warrant had been exercised with respect to 13,094,217 shares of common stock.

Operating and Finance Lease Liabilities

As of March 31, 2021, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.  At the end of the lease term, the leased assets may be returned to the lessor by the Company, the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates.  No residual value guarantees are contained in the leases.  No financial covenants are contained within the lease, however there are customary operational covenants such as assurance the Company properly maintains the leased assets and carries appropriate insurance, etc.  The leases include credit support in the form of either cash, collateral or letters of credit.  See Note 20, “Commitments and Contingencies” for a description of cash held as security associated with the leases.

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of March 31, 2021.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of March 31, 2021 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
Remainder of 2021	$24,082	$1,874	$25,956
2022	29,050	2,471	31,521
2023	29,107	2,446	31,553
2024	29,097	2,529	31,626
2025 and thereafter	56,232	3,103	59,335
Total future minimum payments	167,568	12,423	179,991
Less imputed interest	(45,257)	(2,122)	(47,379)
Total	$122,311	$10,301	$132,612

Rental expense for all operating leases was $8.0 million and $4.8 million for the three months ended March 31, 2021 and 2020, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $16.0 million and $5.3 million for the three months ended March 31, 2021 and 2020, respectively. Right of use assets for sale/leaseback transactions obtained in exchange for new operating lease liabilities was $11.9 million and $5.2 million for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021 and December 31, 2020, the right of use assets associated with operating leases was $124.5 million and $117.0 million, respectively.  The accumulated depreciation for these right of use assets was $50.3 million and $48.6 million at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, the right of use assets associated with finance leases was $11.3 million and $5.7 million, respectively. The accumulated depreciation for these right of use assets was $143 thousand and $102 thousand at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, security deposits associated with sale/leaseback transactions were $2.4 million and $5.8 million, respectively, and were included in other assets in the consolidated balance sheets.

Other information related to the operating leases are presented in the following table:

	Three months ended	Three months ended
	March 31,2021	March 31, 2020
Cash payments (in thousands)	$6,734	$8,199
Weighted average remaining lease term (years)	5.77	4.22
Weighted average discount rate	11.6%	12.0%

Right of use assets obtained in exchange for new finance lease liabilities were $5.6 million and zero for the three months ended March 31, 2021 and 2020, respectively.

.

Other information related to the finance leases are presented in the following table:

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash payments (in thousands)	$433	$78
Weighted average remaining lease term (years)	5.1	7.51
Weighted average discount rate	7.2%	8.8%

Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at March 31, 2021 was $161.0 million, $24.7 million and $136.3 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheet. The outstanding balance of this obligation at December 31, 2020 was $157.7 million, $24.2 million and $133.5 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of March 31, 2021 and December 31, 2020.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at March 31, 2021 was $21.8 million, $7.4 million and $14.4 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet.  The outstanding balance of this obligation at December 31, 2020 was $23.9 million, $8.0 million and $15.9 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet.  The fair value of this finance obligation approximated the carrying value as of both March 31, 2021 and December 31, 2020.

Future minimum payments under finance obligations notes above as of March 31, 2021 were as follows (in thousands):

			Total
	Sale of Future	Sale/leaseback	Finance
	revenue - debt	financings	Obligations
Remainder of 2021	$31,738	$6,795	$38,533
2022	41,554	4,976	46,530
2023	41,554	3,149	44,703
2024	41,554	16,154	57,708
2025 and thereafter	59,449	—	59,449
Total future minimum payments	215,849	31,074	246,923
Less imputed interest	(54,827)	(9,305)	(64,132)
Total	$161,022	$21,769	$182,791

Other information related to the above finance obligations are presented in the following table:

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash payments (in thousands)	$12,816	$9,879
Weighted average remaining term (years)	4.9	4.3
Weighted average discount rate	11.2%	11.1%

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $198.6 million was required to be restricted as security as of March 31, 2021, which restricted cash will be released over the lease term. As of March 31, 2021, the Company also had certain letters of credit backed by restricted cash totaling $144.4 million that are security for the above noted sale/leaseback agreements.

Fair Value

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2021.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of March 31, 2021
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$93,941	$93,941	$—	$93,941	$—
Corporate bonds	99,239	99,171	—	99,171	—
Commercial paper	305,929	306,089	—	306,089	—

Liabilities
Contingent consideration	10,550	10,550	—	—	10,550
Convertible senior notes	191,768	1,320,952	—	1,320,952	—
Long-term debt	161,259	161,259	—	—	161,259
Finance obligations	182,790	182,790	—	—	182,790

	As of December 31, 2020
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	9,760	9,760	—	—	9,760
Convertible senior notes	85,640	1,272,766	—	1,272,766	—
Long-term debt	175,402	175,402	—	—	175,402
Finance obligations	181,553	181,553	—	—	181,553
(1)	Included in “Cash and cash equivalents” in our consolidated balance sheets as of March 31, 2021, in addition to cash of $4.3 billion.

The fair values for available-for-sale securities are based on prices obtained from an independent pricing service. These securities are characterized as Level 2 assets, as their fair values are determined using observable market inputs.

Available-for-sale securities

The gross unrealized gains and losses, and the amortized cost, allowance for credit losses, and fair value of those investments classified as available-for-sale at March 31, 2021 are summarized as follows (in thousands):

	Amortized	Gross	Gross	Fair	Allowance for
	Cost	Unrealized Gains	Unrealized Losses	Value	Credit Losses
Corporate bonds	$99,239	$—	$(68)	$99,171	$—
Commercial paper	305,929	160	—	306,089	—
Totals	$405,168	$160	$(68)	$405,260	$—

A summary of the amortized cost and fair value of investments classified as available-for-sale, by contractual maturity, is as follows (in thousands):

	March 31, 2021
	Amortized	Fair
Maturity:	Cost	Value
Within one year	$375,804	$375,927
After one through five years	29,364	29,333
Totals	$405,168	$405,260

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements that are likely to have a current or future significant effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, inventories, intangible assets, impairment of long-lived assets and PPA executory contract consideration, accrual for loss on extended maintenance contracts, operating and finance leases, product warranty reserves, unbilled revenue, common stock warrants, income taxes, stock-based compensation, and contingencies. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes in our critical accounting estimates from those reported in our 2020 10-K.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

Other than the adoption of the accounting guidance mentioned in our 2020 10-K and ASU 2020-06, there have been no other significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

On January 1, 2021, we early adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) using the modified retrospective approach. Consequently, the Company’s 3.75% Convertible Senior Notes is now accounted for as a single liability measured at its amortized cost. This accounting change removed the impact of recognizing the equity component of the Company’s convertible notes at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization. Future interest expense of the convertible notes will be lower as a result of adoption of this guidance and net loss per share will be computed using the if-converted method for convertible instruments. The cumulative effect of the accounting change upon adoption on January 1, 2021 increased the carrying amount of the convertible notes by $120.7 million, reduced accumulated deficit by $9.6 million and reduced additional paid-in capital by $130.2 million.

Recent Accounting Guidance Not Yet Effective

All issued but not yet effective accounting and reporting standards as of March 31, 2021 are either not applicable to the Company or are not expected to have a material impact on the Company.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no material change from the information provided in the 2020 10-K “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” other than those described below.

In March 2021, the Company purchased corporate bonds and commercial paper, in which the major components of market risk affecting us are credit risk and interest rate risk.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described in Part II, Item 9A “Controls and Procedures” of our 202010-K. The material weakness has not been remediated as of March 31, 2021.

Material Weakness identified as of December 31, 2020

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

As reported on our 2020 10-K, we continue to take steps to remediate this material weakness and will continue to take further steps until such remediation is complete.  These steps include the following:

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

(b)  Changes in internal control over financial reporting.

Exclusive of the steps taken in remediation activities, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 13, 2021, Company stockholder Romario St. Clair, derivatively and on behalf of nominal defendant Plug, filed a complaint in the Supreme Court of the State of New York, County of New York against the Derivative Defendants named in the Liu Derivative Complaint, captioned St. Clair v. Plug Power Inc. et al., Index No. 653167/2021 (N.Y. Sup. Ct., N.Y. Cty.) (the “St. Clair Derivative Complaint”).  The St. Clair Derivative Complaint alleges that, for approximately two years beginning on March 13, 2019, the Company “failed to disclose and misrepresented the following material, adverse facts, which the [Derivative] Defendants knew, consciously disregarded, or were reckless in not knowing,” including: “(a) that the Company was experiencing known but undisclosed material weaknesses in its internal controls over financial reporting; (b) the Company was overstating the carrying amount of certain right of use assets and finance obligations associated with leases; (c) the Company was understating its loss accrual on certain service contracts; (d) the Company would need to take impairment charges relating to certain long-lived assets; (e) the Company was improperly classifying research [and] development costs versus costs of goods sold; and (f) the Company would be unable to file its Annual Report for the 2020 fiscal year due to these errors.”  The St. Clair Derivative Complaint asserts claims for (1) breach of fiduciary and (2) unjust enrichment.  The St. Clair Derivative Complaint seeks a judgment “for the amount of damages sustained by the Company” as a result of the Derivative Defendants’ breaches of fiduciary duties and unjust enrichment; “[d]irecting Plug Power to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws”; for “equitable and/or injunctive relief as permitted by law, equity, and state statutory provisions”; “awarding to Plug Power restitution” and “ordering disgorgement of all profits, benefits, and other compensation obtained” by the Derivative Defendants; “awarding to plaintiff the costs and disbursements of the action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses”; and “granting such other and further relief as the [c]ourt deems just and proper.”

Item 1A – Risk Factors

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 continue to apply to our business.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

On June 17, 2021, the Board of Directors of the Company set July 30, 2021 as the date for the Company’s 2021 Annual Meeting of Stockholders (the “Annual Meeting”).  The record date, time and location of the Annual Meeting will be set forth in the proxy statement for the Annual Meeting to be distributed to the stockholders prior to the meeting.  Because the date of the Annual Meeting is changing by more than 30 days from the anniversary date of the Company’s 2020 Annual Meeting of Stockholders, the Company is providing this information in accordance with Rule 14a−8 under the  Exchange Act.  Any stockholder proposal submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company’s proxy materials for the 2021 Annual Meeting must have been received by our Secretary at our principal executive offices no later than the close of business on June 5, 2021, which is 30 days before the Company expects to begin to print and send proxy materials in connection with the Annual Meeting.  The Company has determined June 5, 2021 to be a reasonable time before it expects to begin to print and send its proxy materials.

In addition, any stockholder seeking to nominate a director or to bring other business before the Annual Meeting outside of Rule 14a-8 under the advance notice provisions included in the Company’s Amended and Restated Bylaws (the “Bylaws”) must have provided timely notice, as set forth in the Bylaws. Specifically, written notice of any such proposed business or nomination must have been received by the Company’s Secretary at our principal executive offices no later than the close of business on March 7, 2021.  The Company’s Bylaws specify certain requirements regarding the form and content of such a notice.

Item 6 — Exhibits

3.1

Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.3 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein).

3.3

Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2011 and incorporated by reference herein).

3.4

Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 25, 2014 and incorporated by reference herein).

3.5

Certificate of Correction to Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.9 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated by reference herein).

3.6

Fourth Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on June 30, 2017 and incorporated by reference herein).

3.7

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (filed as Exhibit 3.1 to Plug Power Inc.’s Registration Statement on Form 8-A filed on June 24, 2009 and incorporated by reference herein).

3.8

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series C Redeemable Convertible Preferred Stock. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 20, 2013 and incorporated by reference herein).

3.9	Fourth Amended and Restated By-laws of Plug Power Inc. (filed as Exhibit 3.9 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated by reference herein).
10.1 (1)

Consent and Tenth Amendment to the Loan and Security Agreement, dated June 2, 2021, by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc., the other borrowers from time to time party thereto, and Generate PPL SPV I, LLC, as assignee of Generate Lending, LLC.

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

PLUG POWER INC.

Date: June 21, 2021	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 21, 2021	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)