Form 10-Q
period 2021-06-30
PLUG POWER INC
filed 2021-08-05
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

The number of shares of common stock, par value of $0.01 per share, outstanding as of August 2, 2021 was 574,355,448.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$3,160,170	$1,312,404
Restricted cash	81,460	64,041
Available-for-sale securities, at fair value (amortized cost $1,244,618 and allowance for credit losses of $0 at June 30, 2021)	1,242,721	—
Equity securities	120,302	—
Accounts receivable	91,359	43,041
Inventory	209,820	139,386
Prepaid expenses and other current assets	60,579	44,324
Total current assets	4,966,411	1,603,196

Restricted cash	347,933	257,839
Property, plant, and equipment, net	110,475	74,549
Right of use assets related to finance leases, net	16,926	5,724
Right of use assets related to operating leases, net	145,803	117,016
Equipment related to power purchase agreements and fuel delivered to customers, net	78,918	75,807
Goodwill	72,083	72,387
Intangible assets, net	38,052	39,251
Other assets	12,225	5,513
Total assets	$5,788,826	$2,251,282

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,027	$50,198
Accrued expenses	35,405	46,083
Deferred revenue	27,004	23,275
Operating lease liabilities	19,915	14,314
Finance lease liabilities	2,728	903
Finance obligations	33,846	32,717
Current portion of long-term debt	30,403	25,389
Other current liabilities	31,750	29,487
Total current liabilities	251,078	222,366
Deferred revenue	45,272	32,944
Operating lease liabilities	122,203	99,624
Finance lease liabilities	12,380	4,493
Finance obligations	161,959	148,836
Convertible senior notes, net	192,011	85,640
Long-term debt	130,081	150,013
Other liabilities	42,973	40,447
Total liabilities	957,957	784,363

Stockholders’ equity:
Common stock, $0.01 par value per share; 750,000,000 shares authorized; Issued (including shares in treasury): 586,848,225 at June 30, 2021 and 473,977,469 at December 31, 2020	5,868	4,740
Additional paid-in capital	6,962,720	3,446,650
Accumulated other comprehensive income	34	2,451
Accumulated deficit	(2,097,319)	(1,946,488)
Less common stock in treasury: 15,926,068 at both June 30, 2021 and December 31, 2020	(40,434)	(40,434)
Total stockholders’ equity	4,830,869	1,466,919
Total liabilities and stockholders’ equity	$5,788,826	$2,251,282

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenue:
Sales of fuel cell systems and related infrastructure	$99,278	$47,746	$146,050	$68,214
Services performed on fuel cell systems and related infrastructure	5,675	6,236	11,720	12,757
Power Purchase Agreements	8,361	6,579	16,187	13,000
Fuel delivered to customers	11,121	7,372	22,248	14,705
Other	122	62	310	138
Net revenue	124,557	67,995	196,515	108,814
Cost of revenue:
Sales of fuel cell systems and related infrastructure	79,913	33,888	108,887	47,862
Services performed on fuel cell systems and related infrastructure	15,475	7,773	28,561	18,120
Provision for loss contracts related to service	6,694	706	8,179	801
Power Purchase Agreements	22,234	14,504	40,577	29,275
Fuel delivered to customers	40,331	11,076	62,474	22,330
Other	208	63	306	144
Total cost of revenue	164,855	68,010	248,984	118,532

Gross loss	(40,298)	(15)	(52,469)	(9,718)

Operating expenses:
Research and development	11,247	4,873	20,989	9,647
Selling, general and administrative	38,652	21,644	64,231	32,753
Change in fair value of contingent consideration	(560)	—	230	—
Total operating expenses	49,339	26,517	85,450	42,400

Operating loss	(89,637)	(26,532)	(137,919)	(52,118)

Interest	(10,268)	(13,368)	(22,534)	(25,157)
Other expense, net	(70)	(94)	(268)	(151)
Realized gain on investments, net	18	—	18	—
Change in fair value of equity securities	323	—	323	—
Gain on extinguishment of debt	—	13,222	—	13,222

Loss before income taxes	$(99,634)	$(26,772)	$(160,380)	$(64,204)

Income tax benefit	—	17,371	—	17,371

Net loss attributable to the Company	$(99,634)	$(9,401)	$(160,380)	$(46,833)

Preferred stock dividends declared	—	(13)	—	(26)

Net loss attributable to common stockholders	$(99,634)	$(9,414)	$(160,380)	$(46,859)

Net loss per share:
Basic and diluted	$(0.18)	$(0.03)	$(0.30)	$(0.15)

Weighted average number of common stock outstanding	567,033,722	316,645,050	540,394,003	310,918,626

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Net loss attributable to the Company	$(99,634)	$(9,401)	$(160,380)	$(46,833)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	581	107	(542)	(129)
Change in net unrealized loss on available-for-sale securities	(1,967)	—	(1,875)	—
Comprehensive loss attributable to the Company	$(101,020)	$(9,294)	$(162,797)	$(46,962)

Preferred stock dividends declared	—	(13)	—	(26)
Comprehensive loss attributable to common stockholders	$(101,020)	$(9,307)	$(162,797)	$(46,988)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2020	473,977,469	$4,740	$3,446,650	$2,451	15,926,068	$(40,434)	$(1,946,488)	$1,466,919
Net loss attributable to the Company	—	—	—	—	—	—	(160,380)	(160,380)
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	(130,185)	—	—	—	9,549	(120,636)
Other comprehensive loss	—	—	—	(2,417)	—	—	—	(2,417)
Stock-based compensation	15,166	—	20,815	—	—	—	—	20,815
Public offerings, common stock, net	32,200,000	322	2,022,866	—	—	—	—	2,023,188
Private offerings, common stock, net	54,966,188	549	1,564,088	—	—	—	—	1,564,637
Stock option exercises	1,760,450	18	4,687	—	—	—	—	4,705
Exercise of warrants	20,843,108	208	15,242	—	—	—	—	15,450
Provision for common stock warrants	—	—	3,243	—	—	—	—	3,243
Conversion of 3.75% Convertible Senior Notes	3,016,036	30	15,155	—	—	—	—	15,185
Conversion of 5.5% Convertible Senior Notes	69,808	1	159	—	—	—	—	160
June 30, 2021	586,848,225	$5,868	$6,962,720	$34	15,926,068	$(40,434)	$(2,097,319)	$4,830,869

December 31, 2019	318,637,560	$3,186	$1,506,953	$1,288	15,259,045	$(31,216)	$(1,350,307)	$129,904
Net loss attributable to the Company	—	—	—	—	—	—	(46,833)	(46,833)
Other comprehensive loss	—	—	—	(129)	—	—	—	(129)
Stock-based compensation	586,558	6	6,325	—	33,371	(143)	—	6,188
Stock dividend	5,156	—	20	—	—	—	(20)	—
Public offerings, net	—	—	(269)		—	—	—	(269)
Stock option exercises	6,905,936	69	15,729	—	175	—	—	15,798
Equity component of convertible senior notes, net of issuance costs and income tax benefit	—	—	115,952	—	—	—	—	115,952
Purchase of capped calls	—	—	(16,253)	—	—	—	—	(16,253)
Termination of capped calls	—	—	24,158	—	—	—	—	24,158
Provision for common stock warrants	—	—	7,983	—	—	—	—	7,983
Accretion of discount, preferred stock	—	—	(29)	—	—	—	—	(29)
Conversion of preferred stock	2,998,526	30	1,148	—	—	—	—	1,178
Repurchase of 5.5% Convertible Senior Notes, net of income tax benefit	9,409,591	94	(52,855)	—	—	—	—	(52,761)
Shares issued for acquisitions	9,658,465	97	49,576	—	—	—	—	49,673
June 30, 2020	348,201,792	$3,482	$1,658,438	$1,159	15,292,591	$(31,359)	$(1,397,160)	$234,560

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2021	2020
Operating Activities
Net loss attributable to the Company	$(160,380)	$(46,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	9,725	6,069
Amortization of intangible assets	730	398
Stock-based compensation	20,815	6,188
Gain on extinguishment of debt	—	(13,222)
Amortization of debt issuance costs and discount on convertible senior notes	1,726	6,528
Provision for common stock warrants	3,452	7,983
Income tax benefit	—	(17,371)
Loss on service contracts	4,399	277
Fair value adjustment to contingent consideration	(230)	—
Net realized gain on investments	(18)	—
Lease origination costs	(4,553)	—
Change in fair value for equity securities	(323)	—
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(48,318)	(18,333)
Inventory	(70,588)	(37,983)
Prepaid expenses, and other assets	(22,967)	(11,887)
Accounts payable, accrued expenses, and other liabilities	4,047	3,903
Deferred revenue	15,848	2,392
Net cash used in operating activities	(246,635)	(111,891)

Investing Activities
Purchases of property, plant and equipment	(33,062)	(5,009)
Purchases of equipment related to Power Purchase Agreements and equipment related to fuel delivered to customers	(7,598)	(6,256)
Purchase of available-for-sale securities	(1,504,891)	—
Proceeds from sales and maturities of available-for-sale securities	260,313	—
Purchase of equity securities	(119,979)	—
Net cash paid for acquisition	-	(45,286)
Net cash used in investing activities	(1,405,217)	(56,551)

Financing Activities
Proceeds from exercise of warrants, net of transaction costs	15,450	—
Proceeds from public and private offerings, net of transaction costs	3,587,825	(269)
Proceeds from exercise of stock options	4,705	15,798
Proceeds from issuance of convertible senior notes, net	—	205,100
Repurchase of convertible senior notes	—	(90,238)
Purchase of capped calls and common stock forward	—	(16,253)
Proceeds from termination of capped calls	—	24,158
Principal payments on long-term debt	(15,564)	(21,626)
Proceeds from long-term debt, net	—	49,000
Repayments of finance obligations and finance leases	(17,281)	(11,129)
Proceeds from finance obligations	32,159	27,678
Net cash provided by financing activities	3,607,294	182,219
Effect of exchange rate changes on cash	(163)	(24)
Increase in cash, cash equivalents and restricted cash	1,955,279	13,753
Cash, cash equivalents, and restricted cash beginning of period	1,634,284	369,500
Cash, cash equivalents, and restricted cash end of period	$3,589,563	$383,253

Supplemental disclosure of cash flow information
Cash paid for interest	$11,261	$9,466

Summary of non-cash activity
Recognition of right of use asset - finance leases	$11,286	$—
Recognition of right of use asset - operating leases	39,271	6,836
Conversion of preferred stock to common stock	—	441
Conversion of convertible senior notes to common stock	15,345	—
Change in accounts payable related to accrued purchases of property, plant and equipment	6,124	—

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

Our wholly-owned subsidiary, Plug Power France, has created a joint venture with Renault SAS (“Renault”) named HyVia, a French société par actions simplifiée (“HyVia”).  HyVia plans to manufacture and sell fuel cell powered electric light commercial vehicles (“FCELCVs”) and to supply hydrogen fuel and fueling stations to support the FCE-LCV market, in each case primarily in Europe. HyVia is owned 50% by Plug Power France and 50% by Renault.

2.  Summary of Significant Accounting Policies

Restatement

As previously disclosed in the Explanatory Note to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 10-K”), the Company restated its previously issued audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018 and its unaudited interim condensed consolidated financial statements as of and for each of the quarterly periods ended March 31, 2020 and 2019, June 30, 2020 and 2019, September 30, 2020 and 2019 and December 31, 2019.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should not rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in the 2020 10-K. Commencing with our quarterly report on Form 10-Q for the quarterly period ended March 31, 2021, we are including in our quarterly reports for fiscal 2021 restated results for the corresponding interim periods of fiscal 2020.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In addition, we include our share of the results of HyVia using the equity method based on our economic ownership interest and our ability to exercise significant influence over the operating and financial decisions of HyVia.

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

Cash Equivalents

The Company considers all highly-liquid debt securities with original maturities of three months or less to be cash equivalents. At June 30, 2021, cash equivalents consisted of commercial paper and U.S. Treasury securities with original maturities of three months or less, and money market funds. Due to their short-term nature, the carrying amounts reported in the unaudited interim condensed consolidated balance sheets approximate the fair value of cash and cash equivalents.

Available-for-sale securities

Available-for-sale securities is comprised of commercial paper with original maturities greater than three months, U.S. Treasury securities, municipal debt, certificates of deposit and corporate bonds.  We consider these securities to be available for use in our current year operations, and therefore classify them as current even if we do not dispose of the securities in the following year.

Available-for-sale securities are recorded at fair value as of each balance sheet date. As of each balance sheet date, unrealized gains and losses, with the exception of credit related losses, are recorded to accumulated other comprehensive income. Any credit related losses are recognized as a credit loss allowance on the balance sheet with a corresponding adjustment to operations. Realized gains and losses are due to the sale and maturity of securities classified as available-for-sale and represent the net gain (loss) from accumulated other comprehensive income reclassifications for previously unrealized net gains on available-for-sale debt securities.

Equity securities

Equity securities are comprised of fixed income and equity market index mutual funds. Equity securities are valued at fair value with changes in the fair value recognized in our unaudited interim condensed consolidated statement of operations. We consider these securities to be available for use in our current year operations, and therefore classify them as current even if we do not dispose of the securities in the following year.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

Other than the adoption of the accounting guidance mentioned in our 2020 10-K and ASU 2020-06, there have been no other significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

On January 1, 2021, we early adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) using the modified retrospective approach. Consequently, the Company’s 3.75% Convertible Senior Notes due 2025 (the “3.75% Convertible Senior Notes”) is now accounted for as a single liability measured at its amortized cost. This accounting change removed the impact of recognizing the equity component of the Company’s convertible notes at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization. Future interest expense of the convertible notes will be lower as a result of adoption of this guidance and net loss per share will be computed using the if-converted method for convertible instruments. The cumulative effect of the accounting change upon adoption on January 1, 2021 increased the carrying amount of the 3.75% Convertible Senior Notes by $120.6 million, reduced accumulated deficit by $9.6 million and reduced additional paid-in capital by $130.2 million.

Recent Accounting Guidance Not Yet Effective

All issued but not yet effective accounting and reporting standards as of June 30, 2021 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

The following table shows the rollforward of balance in the accrual for loss contracts, including changes due to the passage of time, additions, and changes in estimates (in thousands):

	Six months ended	Year ended
	June 30, 2021	December 31, 2020
Beginning Balance	$24,013	$3,702
Provision for Loss Accrual	8,179	35,473
Released to Service Cost of Sales	(3,780)	(2,348)
Released to Provision for Warrants	—	(12,814)
Ending Balance	$28,412	$24,013

4. Earnings Per Share

Basic earnings per common stock are computed by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding during the reporting period. After January 1, 2021, the date of the adoption of ASU 2020-06, in periods when we have net income, the shares of our common stock subject to the convertible notes outstanding during the period will be included in our diluted earnings per share under the if-converted method. Since the Company is in a net loss position, all common stock equivalents would be considered anti-dilutive and are therefore not included in the determination of diluted earnings per share. Accordingly, basic and diluted loss per share are the same.

The potentially dilutive securities are summarized as follows:

	At June 30,
	2021	2020
Stock options outstanding (1)	9,165,066	16,273,120
Restricted stock outstanding (2)	6,511,808	4,455,484
Common stock warrants (3)	83,518,821	110,573,392
Convertible Senior Notes (4)	39,170,766	72,872,730
Number of dilutive potential shares of common stock	138,366,461	204,174,726

(1)	During the three months ended June 30, 2021 and 2020, the Company granted 117,500 and 89,649 stock options, respectively. During the six months ended June 30, 2021 and 2020, the Company granted 698,500 and 174,649 stock options, respectively.

(2)	During the three months ended June 30, 2021 and 2020, the Company granted 98,000 and 96,649 shares of restricted stock, respectively. During the six months ended June 30, 2021 and 2020, the Company granted 653,000 and 96,649 shares of restricted stock, respectively.

(3)	In April 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements.” The warrant had been exercised with respect to 13,960,354 shares of the Company’s common stock as of June 30, 2021.

In July 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Walmart, subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements.” The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of June 30, 2021.

(4)	In March 2018, the Company issued the 5.5% Convertible Senior Notes due 2023 (the “5.5% Convertible Senior Notes”). In September 2019, the Company issued the 7.5% Convertible Senior Note due 2023 (the “7.5% Convertible Senior Note”), which was fully converted into 16.0 million shares of common stock on July 1, 2020. In May 2020, the Company issued the 3.75% Convertible Senior Notes and repurchased $66.3 million of the 5.5% Convertible Senior Notes. In the fourth quarter of 2020, $33.5 million of the remaining 5.5% Convertible Senior Notes converted into 14.6 million shares of common stock. The remaining $160 thousand aggregate principal amount of the 5.5% Convertible Senior Notes were converted in January 2021. During the first quarter of 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted, resulting in the issuance of 3,016,036 shares of common stock. There were no conversions in the second quarter of 2021.

5. Inventory

Inventory as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials and supplies - production locations	$131,932	$92,221
Raw materials and supplies - customer locations	14,096	12,405
Work-in-process	58,147	29,349
Finished goods	5,645	5,411
Inventory	$209,820	$139,386

6. Equipment Related to Power Purchase Agreements and Fuel Delivered to Customers, net

Equipment related to power purchase agreements and fuel delivered to customers, net at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Equipment related to power purchase agreements and fuel delivered to customers	$97,547	$92,736
Less: accumulated depreciation	(18,629)	(16,929)
Equipment related to power purchase agreements and fuel delivered to customers, net	78,918	75,807

As of June 30, 2021, the Company had deployed long-lived assets at customer sites that had associated Power Purchase Agreements (“PPAs”). These PPAs expire over the next one to ten years. PPAs contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

Depreciation expense was $2.0 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $3.8 million and $4.3 million for the six months ended June 30, 2021 and 2020, respectively.

The Company terminated its contractual relationship with a fuel provider effective March 31, 2021. The Company has historically leased fuel tanks from this provider.  As a result of this termination, the Company recognized various costs, primarily for removal of tanks, reimbursement of unamortized installation costs, costs to temporarily provide customers with fuel during the transition period, and certain other contract settlement costs. These costs amounted to approximately $16.0 million for the six months ended June 30, 2021, which are recorded in the Company’s unaudited interim condensed consolidated statement of operations as cost of revenue – fuel delivered to customers for the six months ended June 30, 2021. The Company also purchased certain fuel tanks from the fuel provider during the three months ended June 30, 2021.

7. Property, Plant and Equipment

Property, plant and equipment at June 30, 2021 and December 31, 2020 consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	1,165	1,165
Leasehold improvements	$1,401	$1,121

Software, machinery and equipment	133,349	94,449
Property, plant, and equipment	135,915	96,735
Less: accumulated depreciation	(25,440)	(22,186)
Property, plant, and equipment, net	$110,475	$74,549

Depreciation expense related to property, plant and equipment was $1.6 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense related to property, plant and equipment was $3.3 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively.

8. Intangible Assets and Goodwill

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of June 30, 2021 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	10 years	$13,150	$(4,624)	$8,526
Customer relationships, Non-compete agreements, Backlog & Trademark	6 years	890	(364)	526
In process research and development	Indefinite	29,000	—	29,000
		$43,040	$(4,988)	$38,052

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

The change in the gross carrying amount of the acquired technology from December 31, 2020 to June 30, 2021 was primarily due to foreign currency translation.

Amortization expense for acquired identifiable intangible assets for the three months ended June 30, 2021 and 2020 was $0.4 million and $0.2 million, respectively. Amortization expense for acquired identifiable intangible assets for the six months ended June 30, 2021 and 2020 was $0.7 million and $0.4 million, respectively.

The estimated amortization expense for subsequent years is as follows (in thousands):

Remainder of 2021	$732
2022	1,463
2023	1,463
2024	1,442
2025 and thereafter	3,952
Total	$9,052

Goodwill was $72.1 million and $72.4 million as of June 30, 2021 and December 31, 2020, respectively, which decreased $304 thousand due to currency translation loss for HyPulsion S.A.S., our French subsidiary. There were no impairments during the six months ended June 30, 2021 or the year ended December 31, 2020.

9. Long-Term Debt

In March 2019, the Company entered into a loan and security agreement, as amended (the “Loan Agreement”), with Generate Lending, LLC (“Generate Capital”), providing for a secured term loan facility in the amount of $100 million (the “Term Loan Facility”).

During the year ended December 31, 2020, the Company, under another series of amendments to the Loan Agreement, borrowed an incremental $100.0 million. As part of the amendment to the Loan Agreement, the Company’s interest rate on the secured term loan facility was reduced to 9.50% from 12.00% per annum, and the maturity date was extended to October 31, 2025 from October 6, 2022. On June 30, 2021, the outstanding balance under the Term Loan Facility was $150.8 million. In addition to the Term Loan Facility, on June 30, 2021 there was approximately $10.0 million of debt related to United Hydrogen Group, Inc. acquisition.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments are funded in part by releases of restricted cash, as described in Note 19, “Commitments and Contingencies.” Based on the amortization schedule as of June 30, 2021, the aforementioned loan balance under the Term Loan Facility will be fully paid by October 31, 2025.  The Company is in compliance with, or has obtained waivers for, all debt covenants.

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

As of June 30, 2021, the Term Loan Facility requires the principal balance as of each of the following dates not to exceed the following (in thousands):

December 31, 2021	$127,317
December 31, 2022	93,321
December 31, 2023	62,920
December 31, 2024	33,692
December 31, 2025	—

10. Convertible Senior Notes

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

The initial conversion rate for the 3.75% Convertible Senior Notes is 198.6196 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.03 per share of the Company’s common stock, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. During the three months ended June 30, 2021, certain conditions allowing holders of the 3.75% Convertible Senior Notes to convert were met. The 3.75% Convertible Senior Notes are therefore convertible during the calendar quarter ending September 30, 2021 at the conversion rate discussed above. During the six months ended June 30, 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted and the Company issued 3.0 million shares of common stock in conjunction with these conversions.

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

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

June 30,
2021
Principal amounts:
Principal	$197,278
Unamortized debt issuance costs (1)	(5,267)
Net carrying amount	$192,011
1)	Included in the unaudited interim condensed consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes (in thousands, except for effective interest rate):

June 30,
2021
Interest expense	$1,850
Amortization of debt issuance costs	306
Total	2,156

Effective interest rate	4.50%

Based on the closing price of the Company’s common stock of $34.19 on June 30, 2021, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at June 30, 2021 was approximately $1.3 billion. The fair value estimation was primarily based on an active stock exchange trade on June 24, 2021 of the 3.75% Senior Convertible Note. See Note 15, “Fair Value Measurements,” for a description of the fair value hierarchy.

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

In conjunction with the pricing of the partial repurchase of the 5.5% Convertible Senior Notes, the Company terminated 100% of the 5.5% Notes Capped Call on June 5, 2020. As a result of the termination, the Company received $24.2 million, which was recorded in additional paid-in capital in the unaudited interim condensed consolidated balance sheets.

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

During the fourth quarter of 2020, the Common Stock Forward was partially settled and, as a result, the Company received 4.4 million shares of its common stock. During the first quarter of 2021, 5.9 million shares settled and were received by the Company. During the second quarter of 2021, an additional 2.2 million shares were settled and received by the Company.

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

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share. As of June 30, 2021 and December 31, 2020, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.

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

There were 570,922,157 and 458,051,401 shares of common stock outstanding as of June 30, 2021 and December 31, 2020, respectively.

During 2017, warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 12, “Warrant Transaction Agreements.” At both June 30, 2021 and December 31, 2020, a total of 68,380,913 warrants had vested. Warrants were exercised with respect to

5,819,652 shares during the fourth quarter of 2020. In the first quarter of 2021, warrants were exercised with respect to 16,489,014 shares of common stock. In the second quarter of 2021, warrants were exercised with respect to an additional 4,745,905 shares of common stock. These warrants are measured at fair value at the time of grant or modification and are classified as equity instruments on the unaudited interim condensed consolidated balance sheets.

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

At December 31, 2020, all 55,286,696 of the Amazon Warrant Shares had vested. For service contracts entered into prior to December 31, 2020, the warrant charge associated with that revenue was capitalized and is subsequently amortized over the life of the service contract. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended June 30, 2021 and 2020 was $105 thousand and $3.4 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the six months ended June 30, 2021 and 2020 was $209 thousand and $4.7 million, respectively. During the three months ended March 31, 2021 and June 30, 2021, the Amazon Warrant was exercised with respect to 9,214,449 shares of common stock and 4,745,905 shares of common stock. In July 2021, the Amazon Warrant was exercised with respect to an additional 3,501,640 shares of common stock.

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

At both June 30, 2021 and December 31, 2020, 13,094,217 of the Walmart Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended June 30, 2021 and 2020 was $1.6 million and $1.0 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the six months ended June 30, 2021 and 2020 was $3.2 million and $1.9 million, respectively. During the three months ended March 31, 2021, the Walmart Warrant had been exercised with respect to 7,274,565 shares of common stock. There were no exercises during the three months ended June 30, 2021.

13. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales of fuel cell systems	$59,169	$40,785	$85,588	$55,425

Sale of hydrogen installations and other infrastructure	40,109	6,961	60,462	12,789
Services performed on fuel cell systems and related infrastructure	5,675	6,236	11,720	12,757
Power Purchase Agreements	8,361	6,579	16,187	13,000
Fuel delivered to customers	11,121	7,372	22,248	14,705
Other	122	62	310	138
Net revenue	$124,557	$67,995	$196,515	$108,814

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30,	December 31,
	2021	2020
Accounts receivable	$91,359	$43,041
Contract assets	11,549	18,189
Contract liabilities	93,665	76,285

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

The contract liabilities relate to the advance consideration received from customers for services that will be recognized over time (primarily fuel cell and related infrastructure services) and advance consideration received from customers prior to delivery of products.  As of June 30, 2021, the amount of contract liabilities included within deferred revenue was $72.3 million and the amount of contract liabilities within other current liabilities was $21.4 million on the accompanying unaudited interim condensed consolidated balance sheets. As of December 31, 2020, the amount of contract liabilities included within deferred revenue was $56.2 million and the amount of contract liabilities within other current liabilities was $20.1 million.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets	Six months ended
June 30, 2021
Transferred to receivables from contract assets recognized at the beginning of the period	$(7,106)
Revenue recognized and not billed as of the end of the period	466
Net change in contract assets	(6,640)

Contract liabilities	Six months ended
June 30, 2021
Increases due to cash received, net of amounts recognized as revenue during the period	$49,628
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(32,248)
Net change in contract liabilities	$17,380

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

June 30,
2021
Sales of fuel cell systems	$55,348
Sale of hydrogen installations and other infrastructure	52,193
Services performed on fuel cell systems and related infrastructure	103,505
Power Purchase Agreements	196,903
Fuel delivered to customers	63,632
Other rental income	2,504
Total estimated future revenue	$474,085

Contract costs

Contract costs consist of capitalized commission fees and other expenses related to obtaining or fulfilling a contract.

Capitalized contract costs at June 30, 2021 and December 31, 2020 were $1.2 million and $1.5 million, respectively.

14. Income Taxes

The Company did not record any income tax expense or benefit for the three or six months ended June 30, 2021. The Company recognized an income tax benefit for the three and six months ended June 30, 2020 of $17.4 million.  Income tax benefit for the three and six months ended June 30, 2020 included $12.2 million resulting from the intraperiod tax allocation rules under Accounting Standards Codification (“ASC”) Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized an income tax benefit resulting from a source of future taxable income attributable to the net credit to additional paid-in capital related to the issuance of the 3.75% Convertible Senior Notes, offset by the partial extinguishment of the 5.5% Convertible Senior Notes. In addition, the Company recorded $5.2 million of income tax benefit for the three and six months ended June 30, 2020 related to the recognition of net deferred tax liabilities in connection with the Giner, ELX Inc. acquisition, which resulted in a corresponding reduction in our deferred tax asset valuation allowance. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. Management has assessed and concluded that these prices are reasonable and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2021.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of June 30, 2021
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$141,313	$141,313	$87,573	$53,740	$—
Corporate bonds	705,084	705,084	—	705,084	—
Commercial paper	329,722	329,722	—	329,722	—
U.S. Treasuries	170,477	170,477	170,477	—	—
Municipal debt	9,984	9,984	—	9,984	—
Certificates of deposit	27,454	27,454	—	27,454	—
Equity securities	120,302	120,302	120,302	—	—

Liabilities
Contingent consideration	9,990	9,990	—	—	9,990
Convertible senior notes	192,011	1,320,194	—	1,320,194	—
Long-term debt	160,484	160,484	—	—	160,484
Finance obligations	195,805	195,805	—	—	195,805

	As of December 31, 2020
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	9,760	9,760	—	—	9,760
Convertible senior notes	85,640	1,272,766	—	1,272,766	—
Long-term debt	175,402	175,402	—	—	175,402
Finance obligations	181,553	181,553	—	—	181,553
(1)	Included in “Cash and cash equivalents” in our unaudited interim condensed consolidated balance sheets as of June 30, 2021.

The fair values for available-for-sale and equity securities are based on prices obtained from independent pricing services. Available-for-sale securities are characterized as Level 2 assets, as their fair values are determined using observable market inputs. Equity securities are characterized as Level 1 assets, as their fair values are determined using active markets for identical assets.

16.  Operating and Finance Lease Liabilities

As of June 30, 2021, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.  At the end of the lease term, the leased assets may be returned to the lessor by the Company, the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates.  No residual value guarantees are contained in the leases.  No financial covenants are contained within the lease, however there are customary operational covenants such as assurance the Company properly maintains the leased assets and carries appropriate insurance, etc.  The leases include credit support in the form of either cash, collateral or letters of credit.  See Note 19, “Commitments and Contingencies” for a description of cash held as security associated with the leases.

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of June 30, 2021.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of June 30, 2021 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
Remainder of 2021	$17,298	$1,826	$19,124
2022	34,579	3,731	38,310
2023	34,636	3,708	38,344
2024	34,636	3,715	38,351
2025 and thereafter	73,276	4,921	78,197
Total future minimum payments	194,425	17,901	212,326
Less imputed interest	(52,307)	(2,793)	(55,100)
Total	$142,118	$15,108	$157,226

Rental expense for all operating leases was $8.2 million and $7.8 million for the three months ended June 30, 2021 and 2020, respectively. Rental expense for all operating leases was $16.3 million and $12.5 million for the six months ended June 30, 2021 and 2020, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $19.5 million and $14.4 million for the three months ended June 30, 2021 and 2020, respectively. The gross profit on sale/leaseback transactions for all operating leases was $35.4 million and $19.7 million for the six months ended June 30, 2021 and 2020, respectively.

Right of use assets for sale/leaseback transactions obtained in exchange for new operating lease liabilities was $24.0 million and $2.9 million for the three months ended June 30, 2021 and 2020, respectively. Right of use assets for sale/leaseback transactions obtained in exchange for new operating lease liabilities was $35.9 million and $8.1 million for the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021 and December 31, 2020, the right of use assets associated with operating leases was $172.3 million and $136.9 million, respectively. The accumulated depreciation for these right of use assets was $26.5 million and $19.9 million at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, the right of use assets associated with finance leases was $17.3 million and $5.7 million, respectively. The accumulated depreciation for these right of use assets was $380 thousand and $102 thousand at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, security deposits associated with sale/leaseback transactions were $3.1 million and $5.8 million, respectively, and were included in other assets in the consolidated balance sheets.

Other information related to the operating leases are presented in the following table:

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash payments (in thousands)	$16,081	$9,674
Weighted average remaining lease term (years)	5.82	4.34
Weighted average discount rate	11.4%	12.1%

Right of use assets obtained in exchange for new finance lease liabilities were $6.5 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively. Right of use assets obtained in exchange for new finance lease liabilities were $12.1 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively.

Other information related to the finance leases are presented in the following table:

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash payments (in thousands)	$1,166	$132
Weighted average remaining lease term (years)	4.86	6.74
Weighted average discount rate	6.9%	9.6%

17. Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at June 30, 2021 was $176.3 million, $27.3 million and $149.0 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheet. The outstanding balance of this obligation at December 31, 2020 was $157.7 million, $24.2 million and $133.5 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of June 30, 2021 and December 31, 2020.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at June 30, 2021 was $19.5 million, $6.5 million and $13.0 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet.  The outstanding balance of this obligation at December 31, 2020 was $23.9 million, $8.0 million and $15.9 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheets. The fair value of this finance obligation approximated the carrying value as of both June 30, 2021 and December 31, 2020.

Future minimum payments under finance obligations notes above as of June 30, 2021 were as follows (in thousands):

			Total
	Sale of Future	Sale/leaseback	Finance
	revenue - debt	financings	Obligations
Remainder of 2021	$23,525	$4,212	$27,737
2022	46,165	4,975	51,140

2023	46,165	3,148	49,313
2024	46,165	16,154	62,319
2025 and thereafter	72,708	—	72,708
Total future minimum payments	234,728	28,489	263,217
Less imputed interest	(58,461)	(8,951)	(67,412)
Total	$176,267	$19,538	$195,805

Other information related to the above finance obligations are presented in the following table:

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash payments (in thousands)	$26,508	$20,148
Weighted average remaining term (years)	4.9	4.3
Weighted average discount rate	11.3%	11.2%

18. Investments

The amortized cost, gross unrealized gains and losses, fair value of those investments classified as available-for-sale, and allowance for credit losses at June 30, 2021 are summarized as follows (in thousands):

	Amortized	Gross	Gross	Fair	Allowance for
	Cost	Unrealized Gains	Unrealized Losses	Value	Credit Losses
Corporate bonds	$707,022	$51	$(1,989)	$705,084	—
Commercial paper	329,471	253	(2)	329,722	—
Certificates of deposit	27,460	—	(6)	27,454	—
U.S. Treasuries	170,672	—	(195)	170,477	—
Municipal debt	9,993	—	(9)	9,984	—
Total	$1,244,618	$304	$(2,201)	$1,242,721	$—

The cost, gross unrealized gains and losses, and fair value of those investments classified as equity securities at June 30, 2021 are summarized as follows (in thousands):

	June 30, 2021
		Gross	Gross	Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
Fixed income mutual funds	$89,962	$17	$(81)	$89,898
Exchange traded mutual funds	30,016	388	—	30,404
Total	$119,978	$405	$(81)	$120,302

A summary of the amortized cost and fair value of investments classified as available-for-sale, by contractual maturity, as of June 30, 2021 is as follows (in thousands):

	June 30, 2021
	Amortized	Fair
Maturity:	Cost	Value
Within one year	$717,531	$717,285
After one through five years	527,087	525,436
Total	$1,244,618	$1,242,721

19.  Commitments and Contingencies

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $243.5 million was required to be restricted as security as of June 30, 2021, which restricted cash will be released over the lease term. As of June 30, 2021, the Company also had certain letters of credit backed by restricted cash totaling $143.7 million that are security for the above noted sale/leaseback agreements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, restricted cash, accounts receivable and marketable securities. Cash and restricted cash are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $0.25 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s available-for-sale securities consists primarily of investments in commercial paper, U.S. Treasury securities, municipal debt and short-term high credit quality corporate debt securities.  Equity securities are comprised of fixed income and equity market index mutual funds.

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers with whom the Company has commercial sales arrangements. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At June 30, 2021, one customer comprised 78.5% of the total accounts receivable balance. At December 31, 2020, three customers comprised 73.9% of the total accounts receivable balance.

For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer. For the three and six months ended June 30, 2021, 81.3% and 77.7%, of total consolidated revenues were associated with three customers, respectively. For the three and six months ended June 30, 2020, 83.9% and 77.9% of total consolidated revenues were associated primarily with two customers, respectively.

20. Employee Benefit Plans

2011 Stock Option and Incentive Plan

On May 12, 2011, the Company’s stockholders approved the 2011 Stock Option and Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 1,000,000, plus (ii) the number of shares of common stock underlying any grants pursuant to the 2011 Plan or the Plug Power Inc. 1999 Stock Option and Incentive Plan that are forfeited, canceled, repurchased or are terminated (other than by exercise). The shares may be issued pursuant to stock options, stock appreciation rights, restricted stock awards and certain other equity-based awards granted to employees, directors and consultants of the Company. No further grants may be made under the 2011 Plan after May 12, 2021. Through various amendments to the 2011 Plan approved by the Company’s stockholders, the number of shares of the Company’s common stock authorized for issuance under the 2011 Plan has been increased to 42.4 million. The Company recorded expense of approximately $11.1 million and $2.5 million, for the three months ended June 30, 2021 and 2020, respectively, in connection with the 2011 Plan. The Company recorded expense of approximately $19.6 million and $5.0 million, for the six months ended June 30, 2021 and 2020, respectively, in connection with the 2011 Plan. In July 2021, the 2021 Stock Option Incentive Plan (the “2021 Plan”) was approved by the Company’s stockholders, which provides for the sum of 22,500,000 shares in addition to 473,491 shares of common stock that are available for grant under the 2011 Plan to be issued under the 2021 Plan.

At June 30, 2021, there were outstanding options to purchase approximately 9.2 million shares of common stock. Options for employees issued under this plan generally vest in equal annual installments over three years and expire ten years after issuance. Options granted to members of the Board generally vest one year after issuance. To date, options granted under the 2011 Plan have vesting provisions ranging from one to three years in duration and expire ten years after issuance.

Compensation cost associated with employee stock options represented approximately $4.3 million and $1.5 million of the total share-based payment expense recorded for the three months ended June 30, 2021 and June 30, 2020, respectively. Compensation cost associated with employee stock options represented approximately $7.6 million and $2.9 million of the total share-based payment expense recorded for the six months ended June 30, 2021 and June 30, 2020, respectively. The Company estimates the fair value of stock options using a Black-Scholes valuation model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, an appropriate risk-free rate, and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 698,500 and 174,649 options granted during the six months ended June 30, 2021 and 2020, respectively, were as follows:

	June 30,	June 30,
	2021	2020
Expected term of options (years)	5	6
Risk free interest rate	0.61% - 1.04%	0.45% - 1.37%
Volatility	72.46% - 73.69%	64.19% - 64.80%

There was no expected dividend yield for the employee stock options granted.

The Company has historically used the simplified method in determining its expected term of all its stock option grants in all periods presented. The simplified method was used because the Company did not believe historical exercise data provided a reasonable basis for the expected term of its grants, primarily as a result of the limited number of stock option exercises that have historically occurred. Due to the recent increase in exercise activity at the Company, beginning in the second quarter of 2021, the expected term is based on historical experience. The estimated stock price volatility was derived from the Company’s actual historic stock prices over the past five years, which represents the Company’s best estimate of expected volatility.

A summary of stock option activity for the six months ended June 30, 2021 is as follows (in thousands except share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2020	10,284,498	$5.78	7.8	$289,316
Granted	698,500	46.82	—	—
Exercised	(1,812,099)	2.65	—	—
Forfeited	(5,833)	6.78	—	—
Expired	—	—	—	—
Options outstanding at June 30, 2021	9,165,066	$9.51	7.9	$226,164
Options exercisable at June 30, 2021	2,523,341	2.17	5.6	80,808

Options unvested at June 30, 2021	6,641,725	$12.30	8.7	$145,356

The weighted average grant-date fair value of options granted during the three months ended June 30, 2021 and 2020 was $29.23 and $4.88, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2021 and 2020 was $46.67 and $7.73, respectively. As of June 30, 2021, there was approximately $38.3 million of unrecognized compensation cost related to stock option awards to be recognized over the next three years. The total fair value of stock options that vested during the three months ended June 30, 2021 and 2020 was approximately $432 thousand and $493 thousand, respectively. The total fair value of stock options that vested during the six months ended June 30, 2021 and 2020 was approximately $520 thousand and $516 thousand, respectively.

Restricted stock awards generally vest in equal installments over a period of one to three years. Restricted stock awards are valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense associated with its restricted stock awards of approximately $6.8 million and $932 thousand, for the three months ended June 30, 2021 and 2020, respectively. The Company recorded expense associated with its restricted stock awards of approximately $12.0 million and $2.0 million, for the six months ended June 30, 2021 and 2020, respectively. Additionally, for the six months ended June 30, 2021 and 2020, there was $67.0 million and $6.9 million, respectively, of unrecognized compensation cost related to restricted stock awards to be recognized over the next three years.

A summary of restricted stock activity for the year ended June 30, 2021 is as follows (in thousands except share amounts):

		Aggregate
		Intrinsic
	Shares	Value
Unvested restricted stock at December 31, 2020	5,874,642	$—
Granted	653,000	—
Vested	(149,650)	—
Forfeited	(5,833)	—
Unvested restricted stock at June 30, 2021	6,372,159	$217,864

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute 100% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings or less actual losses thereon. Participants are vested in the Company’s matching contribution based on years of service completed. Participants are fully vested upon completion of three years of service. During 2018, the Company began funding its matching contribution in a combination of cash and common stock. The Company issued 12,513 shares of common stock and 175,978 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the six months ended June 30, 2021 and 2020, respectively.

The Company’s expense for this plan was approximately $0.9 million, and $0.8 million for the three months ended June 30, 2021 and 2020, respectively. The Company’s expense for this plan was approximately $2.2 million, and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.

Non-Employee Director Compensation

Each non-employee director is paid an annual retainer for his or her service, in the form of either cash or stock compensation. The Company granted 2,585 shares of common stock and 7,657 shares of common stock to non-employee directors as compensation for the three months ended June 30, 2021 and 2020, respectively. The Company granted 5,238 shares of common stock and 22,490 shares of common stock to non-employee directors as compensation for the six months ended June 30, 2021 and 2020, respectively.  All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $94 thousand and $55 thousand for the three months ended June 30, 2021 and

2020, respectively. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $179 thousand and $111 thousand for the six months ended June 30, 2021 and 2020, respectively.

21. Subsequent Events

We have evaluated events as of August 5, 2021 and have not identified any subsequent events.

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

Part of our long-term plan includes Plug Power penetrating the on-road vehicle market and large-scale stationary market. Plug Power’s formation of a joint venture with Renault in Europe and the announced future joint venture with SK

Group in Asia not only support this goal but are expected to provide us with a more global footprint. Plug has been successful with acquisitions, strategic partnerships, and joint ventures, and we plan to continue this mix.  For example, we expect our relationships with Brookfield and Apex to provide us access to low-cost renewable energy, which is critical to produce low-cost green hydrogen.

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

Our wholly-owned subsidiary, Plug Power France, has created a joint venture with Renault SAS (“Renault”) named HyVia, a French société par actions simplifiée (“HyVia”).  HyVia plans to manufacture and sell fuel cell powered electric light commercial vehicles (“FCELCVs”) and to supply hydrogen fuel and fueling stations to support the FCE-LCV market, in each case primarily in Europe. HyVia is owned 50% by Plug Power France and 50% by Renault.

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

As a result, effective in June 2021 and in accordance with new CDC guidelines and where permitted by state law, employees who are fully vaccinated against COVID-19 and have been through Plug Power’s certification process may enter Plug Power facilities without a face covering. Individuals inside Plug Power facilities who do not wish to go through the certification process are required to wear proper face coverings and continue to maintain social distancing of 6 feet or greater.  In states where the guidelines for face coverings is still government mandated, Plug Power will comply with the state and local jurisdictions and enforce face mask usage, as well as social distancing at our sites.

Plug Power will continue to provide enhanced janitorial and sanitary procedures, encourage employees to work from home to the extent their job function enables them to do so, and encourage the use of virtual employee meetings.

We cannot predict at this time the full extent to which COVID-19 will impact our business, results, and financial condition, which will depend on many factors. We are staying in close communication with our manufacturing facilities, employees, customers, suppliers, and partners, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so. Although as of the date hereof, we have not observed any material impacts to our supply of components, the situation is fluid. Many of the parts for our products are sourced from suppliers in China and the manufacturing situation in China remains variable. Supply chain disruptions could reduce the availability of key components, increase prices or both. Certain of our customers, such as Walmart, significantly increased their use of units and hydrogen fuel consumption as a result of COVID-19. In the three and six months ended June 30, 2021 and the twelve months ended December 31, 2020, our services and PPA margins were negatively impacted by incremental service costs associated with increased usage of units at some of our primary customer sites. In addition, future changes in applicable government orders or regulations, or changes in the interpretation of existing orders or regulations, could result in further disruptions to our business that may materially and adversely affect our financial condition and results of operations.

Strategic Activities

On June 3, 2021, our wholly-owned subsidiary, Plug Power France, created a joint venture with Renault named HyVia. HyVia plans to manufacture and sell FCELCVs and to supply hydrogen fuel and fueling stations to support the FCE-LCV market, in each case primarily in Europe. HyVia is owned 50% by Plug Power France and 50% by Renault. We include our share of the results of HyVia using the equity method based on our economic ownership interest and our ability to exercise significant influence over the operating and financial decisions of HyVia. We do not control this entity as our ownership is 50%, and as such HyVia is not included within our consolidated financial results for any period presented.

Charter Amendment

On July 30, 2021, our stockholders, upon recommendation of our Board of Directors, approved an amendment to our Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to increase the number of authorized shares of common stock from 750,000,000 shares to 1,500,000,000 shares.  The Charter Amendment became effective upon the filing of the Charter Amendment with the Secretary of the State of the State of Delaware on August 2, 2021.

Explanatory Note

As previously disclosed in the Explanatory Note to the 2020 10-K, the Company restated its previously issued audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018 and its unaudited interim condensed consolidated quarterly financial statements of and for each of the quarterly periods ended March 31, 2020, June 30, 2020 and 2019, September 30, 2020 and 2019 and December 31, 2019.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should not rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in the 2020 10-K. Commencing with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, we are including in our quarterly reports for fiscal 2021 restated results for the corresponding interim periods of fiscal 2020.

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

Net revenue, cost of revenue, gross profit (loss) and gross margin for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin	Net Revenue	Revenue	Profit/(Loss)	Margin
For the period ended June 30, 2021:
Sales of fuel cell systems and related infrastructure	$99,278	$79,913	$19,365	19.5%	$146,050	$108,887	$37,163	25.4%
Services performed on fuel cell systems and related infrastructure	5,675	15,475	(9,800)	(172.7)%	11,720	28,561	(16,841)	(143.7)%
Provision for loss contracts related to service	—	6,694	(6,694)	N/A	—	8,179	(8,179)	N/A
Power Purchase Agreements	8,361	22,234	(13,873)	(165.9)%	16,187	40,577	(24,390)	(150.7)%
Fuel delivered to customers	11,121	40,331	(29,210)	(262.6)%	22,248	62,474	(40,226)	(180.8)%
Other	122	208	(86)	(70.5)%	310	306	4	1.3%
Total	$124,557	$164,855	$(40,298)	(32.4)%	$196,515	$248,984	$(52,469)	(26.7)%
For the period ended June 30, 2020:
Sales of fuel cell systems and related infrastructure	$47,746	$33,888	$13,858	29.0%	$68,214	$47,862	$20,352	29.8%
Services performed on fuel cell systems and related infrastructure	6,236	7,773	(1,537)	(24.6)%	12,757	18,120	(5,363)	(42.0)%
Provision for loss contracts related to service	—	706	(706)	N/A	—	801	(801)	N/A
Power Purchase Agreements	6,579	14,504	(7,925)	(120.5)%	13,000	29,275	(16,275)	(125.2)%
Fuel delivered to customers	7,372	11,076	(3,704)	(50.2)%	14,705	22,330	(7,625)	(51.9)%
Other	62	63	(1)	(1.6)%	138	144	(6)	(4.3)%
Total	$67,995	$68,010	$(15)	(0.0)%	$108,814	$118,532	$(9,718)	(8.9)%

The amount of provision for common stock warrants recorded as a reduction of revenue during the three and six months ended June 30, 2021 and 2020, respectively, is shown in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Sales of fuel cell systems and related infrastructure	$—	$(2,497)	$(27)	$(3,141)
Services performed on fuel cell systems and related infrastructure	(131)	(466)	(271)	(724)
Power Purchase Agreements	(902)	(578)	(1,802)	(1,129)
Fuel delivered to customers	(714)	(824)	(1,352)	(1,578)
Total	$(1,747)	$(4,365)	$(3,452)	$(6,572)

Net Revenue

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations. Revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30, 2021 increased $51.5 million, or 107.9%, to $99.3 million from $47.8 million for the three months ended June 30, 2020. Included within revenue was provision for common stock warrants of zero and $2.5 million for the three months ended June 30, 2021 and 2020, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, an increase in hydrogen installations and a decrease in the provision for common stock warrants. There were 3,666 GenDrive units recognized as revenue during the three months ended June 30, 2021, compared to 2,683 for the three months ended June 30, 2020. There was hydrogen infrastructure revenue associated with 16 hydrogen sites during the three months ended June 30, 2021, compared to four during the three months ended June 30, 2020.

Revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2021 increased $77.8 million, or 114.1%, to $146.1 million from $68.2 million for the six months ended June 30, 2020. Included within revenue was provision for common stock warrants of $27 thousand and $3.1 million for the three months ended June 30, 2021 and 2020, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, an increase in hydrogen installations and a decrease in the provision for common stock warrants. There were 4,974 GenDrive units recognized as revenue during the six months ended June 30, 2021, compared to 3,508 for the six months ended June 30, 2020. There was hydrogen infrastructure revenue associated with 22 hydrogen sites during the six months ended June 30, 2021, compared to five during the six months ended June 30, 2020.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. At June 30, 2021, there were 15,723 fuel cell units and 71 hydrogen installations under extended maintenance contracts, an increase from 11,557 fuel cell units and 47 hydrogen installations at June 30, 2020. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2021 decreased $0.6 million, or 9.0%, to $5.7 million as compared to $6.2 million for the three months ended June 30, 2020. Included within revenue was provision for common stock warrants of $131 thousand and $466 thousand for the three months ended June 30, 2021 and 2020, respectively. The main drivers in decrease in revenue was a reduction in billings for run time hours that exceeded certain levels given certain changes in the overall contract, partially offset by the decrease in the provision for common stock warrants.  Although the number of units and sites grew year over year, many of the units and sites deployed in the second quarter of 2021 were deployed late in the quarter and hence the full impact of associated service revenues will commence in the third quarter of 2021.

Revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2021 decreased $1.0 million, or 8.1%, to $11.7 million as compared to $12.8 million for the six months ended June 30, 2020. Included within revenue was provision for common stock warrants of $271 thousand and $724 thousand for the six months ended June 30, 2021 and 2020, respectively. The main drivers in decrease in revenue was a reduction in billings for run time hours that exceeded certain levels given certain changes in the overall contract, partially offset by the decrease in the provision for common stock warrants. Although the number of units and sites grew year over year, many of the units and sites deployed in the second quarter of 2021 were deployed late in the quarter and hence the full impact of associated service revenues will commence in the third quarter of quarter 2021.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service. At June 30, 2021, there were 52 GenKey sites associated with PPAs, as compared to 32 at June 30, 2020. Revenue from PPAs for the three months ended June 30, 2021 increased $1.8 million, or 27.1%, to $8.4 million from $6.6 million for the three months ended June 30, 2020. Included within revenue was provision for common stock warrants of $902 thousand and $578 thousand for the three months ended June 30, 2021 and 2020, respectively. The increase in revenue from PPAs for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily attributable to the new sites for existing customers and new customers accessing the PPA subscription solution, offset in part by the increase in the provision for common stock warrants.

Revenue from PPAs for the six months ended June 30, 2021 increased $3.2 million, or 24.5%, to $16.2 million from $13.0 million for the six months ended June 30, 2020. Included within revenue was provision for common stock warrants of $1.8 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. The increase in revenue from PPAs for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily attributable to the new sites for existing customers and new customers accessing the PPA subscription solution, offset in part by the increase in the provision for common stock warrants.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site. Revenue associated with fuel delivered to customers for the three months ended June 30, 2021 increased $3.7 million, or 50.9%, to $11.1 million from $7.4 million for the three months ended June 30, 2020. Included within revenue was provision for common stock warrants of $714 thousand and $824 thousand for the three months ended June 30, 2021 and 2020, respectively. The increase in revenue was due to an increase in the number of sites with fuel contracts from 81 as of June 30, 2020 to 125 as of June 30, 2021, and a slight decrease in the provision for common stock warrants.

Revenue associated with fuel delivered to customers for the six months ended June 30, 2021 increased $7.5 million, or 51.3%, to $22.3 million from $14.7 million for the six months ended June 30, 2020. Included within revenue was provision for common stock warrants of $1.4 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively. The increase in revenue was due to an increase in the number of sites with fuel contracts from 81 as of June 30, 2020 to 125 as of June 30, 2021, and a slight decrease in the provision for common stock warrants.

Cost of Revenue

Cost of revenue – sales of fuel cell systems and related infrastructure.  Cost of revenue from sales of fuel cell systems and related infrastructure includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary backup power units, and hydrogen fueling infrastructure referred to at the site level as hydrogen installations. Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30, 2021 increased 135.8%, or $46.0 million, to $79.9 million, compared to $33.9 million for the three months ended June 30, 2020. This increase was driven by the increase in GenDrive deployment volume and increase in hydrogen installations. There were 3,666 GenDrive units recognized as revenue during the three months ended June 30, 2021, compared to 2,683 for the three months ended June 30, 2020. Revenue associated with 16 hydrogen installations was recognized during the three months ended June 30, 2021, compared to four during the three months ended June 30, 2020. Gross profit generated from sales of fuel cell systems and related infrastructure decreased to 19.5% for the three months ended June 30, 2021, compared to 29.0% for the three months ended June 30, 2020 primarily due to the mix impact of the equipment sold with varying margin profiles, including a higher mix of  infrastructure and other new products, and mix of customer profiles with varying pricing structures.

Cost of revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2021 increased 127.5%, or $61.0 million, to $108.9 million, compared to $47.9 million for the six months ended June 30, 2020. This increase was driven by the increase in GenDrive deployment volume and increase in hydrogen installations. There were 4,974 GenDrive units recognized as revenue during the six months ended June 30, 2021, compared to 3,508 for the six months ended June 30, 2020. Revenue associated with 22 hydrogen installations was recognized during the six months ended June 30, 2021, compared to five during the six months ended June 30, 2020. Gross profit generated from sales of fuel cell systems and related infrastructure decreased to 25.4% for the six months ended June 30, 2021, compared to 29.8% for the six months ended June 30, 2020 primarily due to the mix impact of the equipment sold with varying margin profiles, including a higher mix of infrastructure and other new products, and mix of customer profiles with varying pricing structures.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. At June 30, 2021, there were 15,723 fuel cell units and 71 hydrogen installations under extended maintenance contracts, an increase from 11,557 fuel cell units and 47 hydrogen installations at June 30, 2020, respectively. Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2021 increased 99.1%, or $7.7 million, to $15.5 million, compared to $7.8 million for the three months ended June 30, 2020. The increase in cost of revenue was due primarily to increase in volume and certain unexpected costs, including varied COVID related issues such as increased freight costs, certain vendor transition and force majeure issues that impacted hydrogen infrastructure service costs, and scrap charges associated with certain parts. Gross loss increased to (172.7)% for the three months ended June 30, 2021, compared to (24.6)% for the three months ended June 30, 2020, primarily due to certain unexpected costs, including varied COVID related issues, certain vendor transition and force majeure issues that impacted hydrogen infrastructure service costs, and scrap charges associated with certain parts, partially offset by a change in the release of the previously recorded loss accrual from $300 thousand during the three months ended June 30, 2020 to $1.9 million during the three months ended June 30, 2021.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2021 increased 57.6%, or $10.4 million, to $28.6 million, compared to $18.1 million for the six months ended June 30, 2020. The increase in cost of revenue was due primarily to certain unexpected costs, including varied COVID related issues such as increased freight costs, certain vendor transition and force majeure issues that impacted hydrogen infrastructure service costs, and scrap charges associated with certain parts. Gross loss increased to (143.7)% for the six months ended June 30, 2021, compared to (42.0)% for the six months ended June 30, 2020, primarily due to certain unexpected costs including varied COVID related issues, certain vendor transition and force majeure issues that impacted hydrogen infrastructure service costs, and a lower of cost or market adjustment associated with certain parts. This was partially offset by a release of the previously recorded loss accrual from $524 thousand during the six months ended June 30, 2020 to $3.8 million during the six months ended June 30, 2021.

Cost of revenue – provision for loss contracts related to service.  The Company also recorded a provision for loss contracts related to service of $6.7 million for the three months ended June 30, 2021, compared to $0.7 million for the three months ended June 30, 2020. The provision increased as a result of 16 new sites under service contract during the three months ended June 30, 2021 as compared to four sites for the three months ended June 30, 2020.

The Company also recorded a provision for loss contracts related to service of $8.2 million for the six months ended June 30, 2021, compared to $0.8 million for the six months ended June 30, 2020. The provision increased as a result of 22 new sites under service contract during the six months ended June 30, 2021 as compared to five sites during the six months ended June 30, 2020.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment.  At June 30, 2021, there were 52 GenKey sites associated with PPAs, as compared to 32 at June 30, 2020. Cost of revenue from PPAs for the three months ended June 30, 2021 increased 53.3%, or $7.7 million, to $22.2 million from $14.5 million for the three months ended June 30, 2020 due to the increase in units and sites under PPA contract as well as certain COVID related issues such as increased freight costs, certain force majeure issues that impacted hydrogen infrastructure service costs, and scrap charges associated with certain parts. Gross loss increased to (165.9)% for the three months ended June 30, 2021, as compared to (120.5)% for the three months ended June 30, 2020 primarily due to certain

COVID related issues, certain force majeure issues that impacted hydrogen infrastructure service costs, and a lower of cost or market adjustment associated with certain parts.

Cost of revenue from PPAs for the six months ended June 30, 2021 increased 38.6%, or $11.3 million, to $40.6 million from $29.3 million for the six months ended June 30, 2020 primarily due to the increase in units and sites under PPA contract as well as certain COVID related issues such as increased freights costs, certain force majeure issues that impacted hydrogen infrastructure service costs, and scrap charges associated with certain parts. Gross loss increased to (150.7)% for the six months ended June 30, 2021, as compared to (125.2)% for the six months ended June 30, 2020 primarily due to certain COVID related issues, certain force majeure issues that impacted hydrogen infrastructure service costs, and a lower of cost or market adjustment associated with certain parts.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers and costs for onsite generation. Cost of revenue from fuel delivered to customers for the three months ended June 30, 2021 increased 264.1%, or $29.3 million, to $40.3 million from $11.1 million for the three months ended June 30, 2020. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs. The increase in fuel costs was due primarily to vendor transition and force majeure events primarily related to hydrogen plant shutdowns that impacted the cost of fuel. Gross loss increased to (262.6)% during the three months ended June 30, 2021, compared to (50.2)% during the three months ended June 30, 2020. The increased gross loss is primarily due to the vendor transition and force majeure issues mentioned above. The costs associated with vendor transition issues amounted to approximately $14.6 million for the three months ended June 30, 2021, and are recorded in the Company’s unaudited interim condensed consolidated statement of operations as cost of revenue – fuel delivered to customers for the three months ended June 30, 2021. The Company also purchased certain fuel tanks from the fuel provider during the three months ended June 30, 2021.

Cost of revenue from fuel delivered to customers for the six months ended June 30, 2021 increased 179.8%, or $40.1 million, to $62.5 million from $22.3 million for the six months ended June 30, 2020. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs. The increase in fuel costs was primarily due to vendor transition and force majeure events primarily related to hydrogen plant shutdowns that impacted the cost of fuel. Gross loss increased to (180.8)% during the six months ended June 30, 2021, compared to (51.9)% during the six months ended June 30, 2020. The increased gross loss is primarily due to the vendor transition and force majeure issues mentioned above. The cost associated with the vendor transition amounted to approximately $16.0 million for the six months ended June 30, 2021, which are recorded in the Company’s unaudited interim condensed consolidated statement of operations as cost of revenue – fuel delivered to customers for the six months ended June 30, 2021. The Company also purchased certain fuel tanks from the fuel provider during the six months ended June 30, 2021.

Expenses

Research and development expense. Research and development (“R&D”) expense includes: materials to build development and prototype units, cash and non-cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities.

Research and development expense for the three months ended June 30, 2021 increased $6.4 million, or 130.8%, to $11.2 million, from $4.9 million for the three months ended June 30, 2020.  The overall growth in R&D investment is commensurate with the Company’s future expansion into new markets, new product lines, and varied vertical integrations. The average number of R&D employees was 119 at June 30, 2020 compared to 216 at June 30, 2021.

Research and development expense for the six months ended June 30, 2021 increased $11.3 million, or 117.6%, to $21.0 million, from $9.6 million for the six months ended June 30, 2020.  The overall growth in R&D investment is commensurate with the Company’s future expansion into new markets, new product lines, and varied vertical integrations. The average number of R&D employees was 117 at June 30, 2020 compared to 191 at June 30, 2021.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2021, increased $17.0 million, or 78.6%, to $38.7 million from $21.6 million for the three months ended June 30, 2020. This increase was primarily related to increases in salaries and stock-based compensation due to increased headcount and branding expenses, in addition to costs associated with the restatement of our previous years’ financial statements.

Selling, general and administrative expenses for the six months ended June 30, 2021, increased $31.5 million, or 96.1%, to $64.2 million from $32.8 million for the six months ended June 30, 2020. This increase was primarily related to increases in salaries and stock-based compensation due to increased headcount and branding expenses, in addition to costs associated with the restatement of our previous years’ financial statements.

Contingent Consideration.  The fair value of the contingent consideration related to Giner ELX, Inc. and United Hydrogen Group Inc. was remeasured as of June 30, 2021, which resulted in a $560 thousand benefit for the three months ended June 30, 2021 and a $230 thousand charge for the six months ended June 30, 2021, both of which are reflected in the unaudited interim condensed consolidated statement of operations for the three and six months ended June 30, 2021, respectively.

Interest. Interest consists of interest expense related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations. Interest decreased $3.1 million, or 23.2%, from $13.4 million for the three months ended June 30, 2020 to $10.3 million for the three months ended June 30, 2021. Interest decreased $2.6 million, or 10.4%, from $25.2 million for the six months ended June 30, 2020 to $22.5 million for the six months ended June 30, 2021. Since June 2020, the Company borrowed approximately $50.0 million of additional long-term debt at a 9.5% interest rate, and entered into additional sale/leaseback finance obligation arrangements. This was offset by the exchange and conversion during 2020 of both the 7.5% Convertible Senior Notes and 5.5% Convertible Senior Notes, and the adoption of ASU 2020-06 which reduced the noncash interest expense on convertible notes.

Other expense, net. Other expense, net consists of other expenses related to our foreign currency exchange losses, offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, restricted cash and available-for-sale securities. This decreased $24 thousand for the three months ended June 30, 2021 in comparison to the three months ended June 30, 2020. This increased $117 thousand for the six months ended June 30, 2021 in comparison to the six months ended June 30, 2020.

Net realized gain (loss) on investments. Net realized gain (loss) on investments consists of the sales and maturities related to available-for-sale debt securities. This increased $18 thousand for both the three and six months ended June 30, 2021 in comparison to the three and six months ended June 30, 2020.

Change in fair value of equity securities. Change in fair value of equity securities consists of the changes in fair value for equity securities from the purchase date to the end of the period.  This increased $323 thousand for the three and six months ended June 30, 2021 in comparison to the three and six months ended June 30, 2020.

Income Tax

The Company did not record any income tax expense or benefit for the three or six months ended June 30, 2021. The Company recognized an income tax benefit for the three and six months ended June 30, 2020 of $17.4 million.  Income tax benefit for the three and six months ended June 30, 2020 included $12.2 million resulting from the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized an income tax benefit resulting from a source of future taxable income attributable to the net credit to additional paid-in capital related to the issuance of the 3.75% Convertible Senior Notes, offset by the partial extinguishment of the 5.5% Convertible Senior Notes. In addition, the Company recorded $5.2 million of income tax benefit for the three and six months ended June 30,

2020 related to the recognition of net deferred tax liabilities in connection with the Giner ELX, Inc. acquisition, which resulted in a corresponding reduction in our deferred tax asset valuation allowance. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

The net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

Liquidity and Capital Resources

Liquidity

As of June 30, 2021 and December 31, 2020, the Company had $3.2 billion and $1.3 billion of cash and cash equivalents and $429.4 million and $321.9 million of restricted cash, respectively. In January and February 2021, the Company issued and sold in a registered equity offering an aggregate of 32.2 million shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $1.8 billion. Furthermore, in February 2021, the Company completed the previously announced sale of its common stock in connection with a strategic partnership with SK Holdings to accelerate the use of hydrogen as an alternative energy source in Asian markets. The Company sold 54,996,188 shares of its common stock to a subsidiary of SK Holdings at a purchase price of $29.2893 per share, or an aggregate purchase price of approximately $1.6 billion.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $160.4 million and $46.9 million for the six months ended June 30, 2021 and 2020, respectively, and had an accumulated deficit of $2.1 billion at June 30, 2021.

The Company’s significant obligations consisted of the following as of June 30, 2021:

(i)	Operating and finance leases totaling $142.1 million and $15.1 million, respectively, of which $19.9 million and $2.7 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

(ii)	Finance obligations totaling $195.8 million of which approximately $33.8 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

(iii)	Long-term debt, primarily related to the Company’s Loan Agreement with Generate Capital totaling $160.5 million of which $30.4 million is classified as short term on our consolidated balance sheets. See Note 9, “Long-Term Debt”, for more details.

(iv)	Convertible senior notes totaling $192.0 million at June 30, 2021. See Note 10, “Convertible Senior Notes” for more details.

The Company’s working capital was $4.7 billion at June 30, 2021, which included unrestricted cash and cash equivalents of $3.2 billion. The Company plans to invest a portion of its available cash to expand its current production and manufacturing capacity and to fund strategic acquisitions and partnerships and capital projects. Future use of the Company’s funds is discretionary and the Company believes that its working capital and cash position will be sufficient to fund its operations for at least one year after the date the financial statements are issued.

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

During the year ended December 31, 2020, the Company, under another series of amendments to the Loan Agreement, borrowed an incremental $100.0 million. As part of the amendment to the Loan Agreement, the Company’s interest rate on the secured term loan facility was reduced to 9.50% from 12.00% per annum, and the maturity date was extended to October 31, 2025 from October 6, 2022. On June 30, 2021, the outstanding balance under the Term Loan Facility was $150.8 million. In addition to the Generate Capital Loan, on June 30, 2021, there was approximately $10.0 million of debt related to the United Hydrogen Group acquisition.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis. Principal payments are funded in part by releases of restricted cash, as described in Note 19, “Commitments and Contingencies.” Based on the amortization schedule as of June 30, 2021, the aforementioned loan balance under the Term Loan Facility will be fully paid by October 31, 2025. The Company is in compliance with, or has obtained waivers for, all debt covenants.

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

As of June 30, 2021, the Term Loan Facility requires the principal balance as of each of the following dates not to exceed the following (in thousands):

December 31, 2021	$127,317
December 31, 2022	93,321
December 31, 2023	62,920
December 31, 2024	33,692
December 31, 2025	—

Several key indicators of liquidity are summarized in the following table (in thousands):

	Six months	Year
	ended or at	ended or at
	June 30, 2021	December 31, 2020
Cash and cash equivalents at end of period	$3,160,170	$1,312,404
Restricted cash at end of period	429,393	321,880
Working capital at end of period	4,715,333	1,380,830
Net loss attributable to common stockholders	(160,380)	(596,181)
Net cash used in operating activities	(246,635)	(155,476)
Net cash used in investing activities	(1,405,217)	(95,334)
Net cash provided by financing activities	3,607,294	1,515,529

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

The initial conversion rate for the 3.75% Convertible Senior Notes is 198.6196 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.03 per share of the Company’s common stock, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. During the three months ended June 30, 2021, certain conditions allowing holders of the 3.75% Convertible Senior Notes to convert were met. The 3.75% Convertible Senior Notes are therefore convertible during the calendar quarter ending September 30, 2021 at the conversion rate discussed above. During the six months ended June 30, 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted and the Company issued 3.0 million shares of common stock in conjunction with these conversions.

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

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

June 30,
2021
Principal amounts:
Principal	$197,278
Unamortized debt issuance costs (1)	(5,267)
Net carrying amount	$192,011
1)	Included in the unaudited interim condensed consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense, the amortization of debt issuance costs and the effective interest rate related to the 3.75% Convertible Senior Notes (in thousands, except for effective interest rate):

June 30,
2021
Interest expense	$1,850
Amortization of debt issuance costs	306
Total	2,156

Effective interest rate	4.50%

Based on the closing price of the Company’s common stock of $34.19 on June 30, 2021, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at June 30, 2021 was approximately $1.3 billion. The fair value estimation was primarily based on an active stock exchange trade on June 24, 2021 of the 3.75% Senior Convertible Note. See Note 15, “Fair Value Measurements” for a description of the fair value hierarchy.

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

In May 2020, the Company used a portion of the net proceeds from the issuance of the 3.75% Convertible Senior Notes to finance the cash portion of the partial repurchase of the 5.5% Convertible Senior Notes, which consisted of a repurchase of approximately $66.3 million in aggregate principal amount of the 5.5% Convertible Senior Notes in privately-negotiated transactions for aggregate consideration of $128.9 million, consisting of approximately $90.2 million in cash and approximately 9.4 million shares of the Company’s common stock. The partial repurchase of the 5.5% Convertible Senior Notes resulted in a $13.2 million gain on early debt extinguishment. In the fourth quarter of 2020, $33.5 million of the remaining 5.5% Convertible Senior Notes converted into 14.6 million shares of common stock which resulted in a gain of approximately $4.5 million and was recorded on the unaudited interim condensed consolidated statement of operations on the gain (loss) on extinguishment of debt line.

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

In conjunction with the pricing of the partial repurchase of the 5.5% Convertible Senior Notes, the Company terminated 100% of the 5.5% Notes Capped Call on June 5, 2020. As a result of the termination, the Company received $24.2 million, which was recorded in additional paid-in capital in the unaudited interim condensed consolidated balance sheets.

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

During the fourth quarter of 2020, the Common Stock Forward was partially settled and, as a result, the Company received 4.4 million shares of its common stock. During the first quarter of 2021, 5.9 million shares settled and were received by the Company. During the second quarter of 2021, an additional 2.2 million shares were settled and received by the Company.

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

At December 31, 2020, all 55,286,696 of the Amazon Warrant Shares had vested, however for service contracts entered into prior to December 31, 2020, the warrant charge associated with that revenue was capitalized and is subsequently amortized over the life of the service contract. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended June 30, 2021 and 2020 was $105 thousand and $3.4 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the six months ended June 30, 2021 and 2020 was $209 thousand and $4.7 million, respectively. During the three months ended March 31, 2021 and June 30, 2021, the Amazon Warrant was exercised with respect to 9,214,449 shares of common stock and 4,745,905 shares of common stock, respectively. In July 2021, the Amazon Warrant was exercised with respect to an additional 3,501,640 shares of common stock.

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

At both June 30, 2021 and December 31, 2020, 13,094,217 of the Walmart Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended June 30, 2021 and 2020 was $1.6 million and $1.0 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the six months ended June 30, 2021 and 2020 was $3.2 million and $1.9 million, respectively. During the three months ended March 31, 2021, the Walmart Warrant had been exercised with respect to 7,274,565 shares of common stock. There were no exercises during the three months ended June 30, 2021.

Operating and Finance Lease Liabilities

As of June 30, 2021, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.  At the end of the lease term, the leased assets may be returned to the lessor by the Company, the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates.  No residual value guarantees are contained in the leases.  No financial covenants are contained within the lease, however there are customary operational covenants such as assurance the Company properly maintains the leased assets and carries appropriate insurance, etc.  The leases include credit support in the form of either cash, collateral or letters of credit.  See Note 19, “Commitments and Contingencies” for a description of cash held as security associated with the leases.

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of June 30, 2021.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of June 30, 2021 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
Remainder of 2021	$17,298	$1,826	$19,124
2022	34,579	3,731	38,310
2023	34,636	3,708	38,344
2024	34,636	3,715	38,351
2025 and thereafter	73,276	4,921	78,197
Total future minimum payments	194,425	17,901	212,326
Less imputed interest	(52,307)	(2,793)	(55,100)
Total	$142,118	$15,108	$157,226

Rental expense for all operating leases was $8.2 million and $7.8 million for the three months ended June 30, 2021 and 2020, respectively. Rental expense for all operating leases was $16.3 million and $12.5 million for the six months ended June 30, 2021 and 2020, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $19.5 million and $14.4 million for the three months ended June 30, 2021 and 2020, respectively. The gross profit on sale/leaseback transactions for all operating leases was $35.4 million and $19.7 million for the six months ended June 30, 2021 and 2020, respectively.

Right of use assets for sale/leaseback transactions obtained in exchange for new operating lease liabilities was $24.0 million and $2.9 million for the three months ended June 30, 2021 and 2020, respectively. Right of use assets for sale/leaseback transactions obtained in exchange for new operating lease liabilities was $35.9 million and $8.1 million for the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021 and December 31, 2020, the right of use assets associated with operating leases was $172.3 million and $136.9 million, respectively. The accumulated depreciation for these right of use assets was $26.5 million and $19.9 million at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, the right of use assets associated with finance leases was $17.3 million and $5.7 million, respectively. The accumulated depreciation for these right of use assets was $380 thousand and $102 thousand at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, security deposits associated with sale/leaseback transactions were $3.1 million and $5.8 million, respectively, and were included in other assets in the consolidated balance sheets.

Other information related to the operating leases are presented in the following table:

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash payments (in thousands)	$16,081	$9,674

Weighted average remaining lease term (years)	5.82	4.34
Weighted average discount rate	11.4%	12.1%

Right of use assets obtained in exchange for new finance lease liabilities were $6.5 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively. Right of use assets obtained in exchange for new finance lease liabilities were $12.1 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively.

Other information related to the finance leases are presented in the following table:

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash payments (in thousands)	$1,166	$132
Weighted average remaining lease term (years)	4.86	6.74
Weighted average discount rate	6.9%	9.6%

Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at June 30, 2021 was $176.3 million, $27.3 million and $149.0 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheet. The outstanding balance of this obligation at December 31, 2020 was $157.7 million, $24.2 million and $133.5 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of June 30, 2021 and December 31, 2020.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at June 30, 2021 was $19.5 million, $6.5 million and $13.0 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet.  The outstanding balance of this obligation at December 31, 2020 was $23.9 million, $8.0 million and $15.9 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheets. The fair value of this finance obligation approximated the carrying value as of both June 30, 2021 and December 31, 2020.

Future minimum payments under finance obligations notes above as of June 30, 2021 were as follows (in thousands)

			Total
	Sale of Future	Sale/leaseback	Finance
	revenue - debt	financings	Obligations
Remainder of 2021	$23,525	$4,212	$27,737
2022	46,165	4,975	51,140
2023	46,165	3,148	49,313
2024	46,165	16,154	62,319
2025 and thereafter	72,708	—	72,708
Total future minimum payments	234,728	28,489	263,217
Less imputed interest	(58,461)	(8,951)	(67,412)
Total	$176,267	$19,538	$195,805

Other information related to the above finance obligations are presented in the following table:

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash payments (in thousands)	$26,508	$20,148
Weighted average remaining term (years)	4.9	4.3
Weighted average discount rate	11.3%	11.2%

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $243.5 million was required to be restricted as security as of June 30, 2021, which restricted cash will be released over the lease term. As of June 30, 2021, the Company also had certain letters of credit backed by restricted cash totaling $143.7 million that are security for the above noted sale/leaseback agreements.

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. Management has assessed and concluded that these prices are reasonable and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2021.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of June 30, 2021
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$141,313	$141,313	$87,573	$53,740	$—
Corporate bonds	705,084	705,084	—	705,084	—
Commercial paper	329,722	329,722	—	329,722	—
U.S. Treasuries	170,477	170,477	170,477	—	—
Municipal debt	9,984	9,984	—	9,984	—

Certificates of deposit	27,454	27,454	—	27,454	—
Equity securities	120,302	120,302	120,302	—	—

Liabilities
Contingent consideration	9,990	9,990	—	—	9,990
Convertible senior notes	192,011	1,320,194	—	1,320,194	—
Long-term debt	160,484	160,484	—	—	160,484
Finance obligations	195,805	195,805	—	—	195,805

	As of December 31, 2020
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	9,760	9,760	—	—	9,760
Convertible senior notes	85,640	1,272,766	—	1,272,766	—
Long-term debt	175,402	175,402	—	—	175,402
Finance obligations	181,553	181,553	—	—	181,553
(1)	Included in “Cash and cash equivalents” in our consolidated balance sheets as of June 30, 2021.

The fair values for available-for-sale and equity securities are based on prices obtained from independent pricing services. Available-for-sale securities are characterized as Level 2 assets, as their fair values are determined using observable market inputs. Equity securities are characterized as Level 1 assets, as their fair values are determined using active markets for identical assets.

Available-for-sale securities

The amortized cost, gross unrealized gains and losses, fair value of those investments classified as available-for-sale securities, and allowance for credit losses at June 30, 2021 are summarized as follows (in thousands):

	Amortized	Gross	Gross	Fair	Allowance for
	Cost	Unrealized Gains	Unrealized Losses	Value	Credit Losses
Corporate bonds	$707,022	$51	$(1,989)	$705,084	—
Commercial paper	329,471	253	(2)	329,722	—
Certificates of deposit	27,460	—	(6)	27,454	—
U.S. Treasuries	170,672	—	(195)	170,477	—
Municipal debt	9,993	—	(9)	9,984	—
Total	$1,244,618	$304	$(2,201)	$1,242,721	$—

A summary of the amortized cost and fair value of investments classified as available-for-sale, by contractual maturity, at June 30, 2021 is as follows (in thousands):

	June 30, 2021
	Amortized	Fair
Maturity:	Cost	Value
Within one year	$717,531	$717,285
After one through five years	527,087	525,436
Total	$1,244,618	$1,242,721

The cost, gross unrealized gains, gross unrealized losses, and fair value of those investments classified as equity securities at June 30, 2021 are summarized as follows (in thousands):

June 30, 2021
	Gross	Gross	Fair
Cost	Unrealized Gains	Unrealized Losses	Value

Fixed income mutual funds	$89,962	$17	$(81)	$89,898
Exchange traded mutual funds	30,016	388	—	30,404
Total	$119,978	$405	$(81)	$120,302

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

On January 1, 2021, we early adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) using the modified retrospective approach. Consequently, the Company’s 3.75% Convertible Senior Notes is now accounted for as a single liability measured at its amortized cost. This accounting change removed the impact of recognizing the equity component of the Company’s convertible notes at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization. Future interest expense of the convertible notes will be lower as a result of adoption of this guidance and net loss per share will be computed using the if-converted method for convertible instruments. The cumulative effect of the accounting change upon adoption on January 1, 2021 increased the carrying amount of the 3.75% Convertible Senior Notes by $120.6 million, reduced accumulated deficit by $9.6 million and reduced additional paid-in capital by $130.2 million.

Recent Accounting Guidance Not Yet Effective

All issued but not yet effective accounting and reporting standards as of June 30, 2021 are either not applicable to the Company or are not expected to have a material impact on the Company.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no material change from the information provided in the 2020 10-K “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” other than those described below.

During the first six months of 2021, the Company purchased U.S. Treasury securities, corporate bonds, commercial paper, certificates of deposit, money market funds and municipal debt, in which the major components of market risk affecting us are credit risk and interest rate risk. We also purchased equity securities, in which the major component of market risk affecting us is equity risk.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described in Part II, Item 9A “Controls and Procedures” of our 2020 10-K. The material weakness has not been remediated as of June 30, 2021.

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

Exclusive of the steps taken in remediation activities, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March and May 2021, Company stockholders, individually and on behalf of all persons who purchased or otherwise acquired Plug securities between November 9, 2020 and March 16, 2021 (the “Class”), filed complaints in the U.S. District Court for the Southern District of New York and U.S. District Court for the Central District of California against the Company, Plug Chief Executive Officer Andrew Marsh, and Plug Chief Financial Officer Paul Middleton (together, the “Defendants”), captioned Dawn Beverly et al. v. Plug Power Inc. et al., Case No. 1:21-cv-02004 (S.D.N.Y.), Smolíček v. Plug Power Inc. et al., Case No. 2:21-cv-02402 (C.D. Cal.) and Tank v. Plug Power Inc. et al., Case No. 1:21-cv-03985 (S.D.N.Y.).  The complaints include two claims, for (1) violation of Section 10(b) of the Exchange Act and Rule 10b5 promulgated thereunder (against all Defendants); and (2) violation of Section 20(a) of the Exchange Act (against Mr. Marsh and Mr. Middleton).  The complaints allege that Defendants failed to disclose that the Company (i) “would be unable to timely file its 2020 annual report due to delays related to the review of classification of certain costs and the recoverability of the right to use assets with certain leases”; and (ii) “was reasonably likely to report material weaknesses in its internal control over financial reporting[.]”  The complaints allege that, a result, “positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis,” causing Class members losses and damages. The complaints seek compensatory damages “in an amount to be proven at trial, including interest thereon”; “reasonable costs and expenses incurred in th[e] action”; and “[s]uch other and further relief as the [c]ourt may deem just and proper.” On July 22, 2021, the U.S. District Court for the Southern District of New York consolidated the three cases and appointed a lead plaintiff. On July 28, 2021, Tank v. Plug Power, et. al., was voluntarily dismissed.

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

On April 5, 2021, Company stockholders Elias Levy and Camerohn X. Withers, derivatively and on behalf of nominal defendant Plug, filed a complaint in the U.S. District Court for the Southern District of New York against the Derivative Defendants named in the Liu Derivative Complaint, captioned Levy et al. v. McNamee et al., Case No. 1:21-cv-02891 (S.D.N.Y.) (the “Levy Derivative Complaint”). The Levy Derivative Complaint alleges that, from November 9, 2020 to April 5, 2021, the Derivative Defendants “breached their duties of loyalty and good faith” by failing to disclose “(1) that the Company would be unable to timely file its 2020 annual report due to delays related to the review of classification of certain costs and the recoverability of the right to use assets with certain leases; (2) that the Company was reasonably likely to report material weaknesses in its internal control over financial reporting; and (3) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis.”  The Levy Derivative Complaint asserts claims for (1) breach of fiduciary duty (as to the named director defendants), (2) unjust enrichment (as to certain named director defendants), (3) waste of corporate assets (as to the named director defendants), and (4) violations of Sections 10(b) and 21D of the Exchange Act (as to the named officer defendants). The Levy Derivative Complaint seeks a judgment “declaring that Plaintiffs may maintain this action on behalf of the Company”; finding the Derivative Defendants “liable for breaching their fiduciary duties owed to the Company”; directing the Derivative Defendants “to take all necessary actions to reform and improve the Company’s corporate governance, risk management, and internal operating procedures to comply with applicable laws”; “awarding damages to the Company for the harm the Company suffered as a result of Defendants’ wrongful conduct”; “awarding damages to the Company for [the named officer Derivative Defendants’] violations of Sections 10(b) and 21D of the Exchange Act”; “awarding Plaintiffs the costs and disbursements of this action, including attorneys’, accountants’, and experts’ fees”; and “awarding such other and further relief as is just and equitable.”  On April 27, 2021, the U.S. District Court for the Southern District of New York consolidated the Liu Derivative Complaint and the Levy Derivative Complaint under Case No. 1:21-cv-02753-ER (the “Consolidated Action”).

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

3.7	Fifth Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc.(1)
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

PLUG POWER INC.

Date: August 5, 2021	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)