Form 10-Q
period 2021-09-30
PLUG POWER INC
filed 2021-11-09
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

The number of shares of common stock, par value of $0.01 per share, outstanding as of November 8, 2021 was 576,355,807.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$3,371,962	$1,312,404
Restricted cash	90,688	64,041
Available-for-sale securities, at fair value (amortized cost $756,841 and allowance for credit losses of $0 at September 30, 2021)	752,766	—
Equity securities	147,649	—
Accounts receivable	132,370	43,041
Inventory	229,814	139,386
Prepaid expenses and other current assets	62,746	44,324
Total current assets	4,787,995	1,603,196

Restricted cash	390,542	257,839
Property, plant, and equipment, net	169,586	74,549
Right of use assets related to finance leases, net	22,039	5,724
Right of use assets related to operating leases, net	167,907	117,016
Equipment related to power purchase agreements and fuel delivered to customers, net	78,711	75,807
Goodwill	71,856	72,387
Intangible assets, net	37,644	39,251
Other assets	13,820	5,513
Total assets	$5,740,100	$2,251,282

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,378	$50,198
Accrued expenses	52,645	46,083
Deferred revenue	35,463	23,275
Operating lease liabilities	23,284	14,314
Finance lease liabilities	2,758	903
Finance obligations	35,595	32,717
Current portion of long-term debt	23,491	25,389
Other current liabilities	28,329	29,487
Total current liabilities	269,943	222,366

Deferred revenue	63,402	32,944
Operating lease liabilities	139,400	99,624
Finance lease liabilities	17,027	4,493
Finance obligations	172,242	148,836
Convertible senior notes, net	192,320	85,640
Long-term debt	123,764	150,013
Other liabilities	55,113	40,447
Total liabilities	1,033,211	784,363

Stockholders’ equity:
Common stock, $0.01 par value per share; 1,500,000,000 shares authorized; Issued (including shares in treasury): 593,077,995 at September 30, 2021 and 473,977,469 at December 31, 2020	5,930	4,740
Additional paid-in capital	6,978,454	3,446,650
Accumulated other comprehensive (loss) gain	(2,338)	2,451
Accumulated deficit	(2,203,989)	(1,946,488)
Less common stock in treasury: 17,032,648 at September 30, 2021 and 15,926,068 at December 31, 2020	(71,168)	(40,434)
Total stockholders’ equity	4,706,889	1,466,919
Total liabilities and stockholders’ equity	$5,740,100	$2,251,282

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenue:
Sales of fuel cell systems and related infrastructure	$115,999	$83,662	$262,049	$151,876
Services performed on fuel cell systems and related infrastructure	6,677	6,829	18,397	19,586
Power Purchase Agreements	9,321	6,629	25,508	19,629
Fuel delivered to customers	11,556	9,831	33,804	24,536
Other	369	97	679	235
Net revenue	143,922	107,048	340,437	215,862
Cost of revenue:
Sales of fuel cell systems and related infrastructure	89,235	69,428	198,122	117,290
Services performed on fuel cell systems and related infrastructure	18,697	9,180	47,258	27,300
Provision for loss contracts related to service	7,462	25,147	15,641	25,948
Power Purchase Agreements	31,199	14,744	71,776	44,019
Fuel delivered to customers	27,857	17,002	90,331	39,332
Other	550	131	856	275
Total cost of revenue	175,000	135,632	423,984	254,164

Gross loss	(31,078)	(28,584)	(83,547)	(38,302)

Operating expenses:
Research and development	16,634	7,386	37,623	17,033
Selling, general and administrative	42,421	17,210	106,652	49,963
Change in fair value of contingent consideration	8,530	1,130	8,760	1,130
Total operating expenses	67,585	25,726	153,035	68,126

Operating loss	(98,663)	(54,310)	(236,582)	(106,428)

Interest, net	(5,361)	(17,248)	(27,895)	(42,407)
Other expense, net	(50)	(303)	(318)	(452)
Realized loss on investments, net	(254)	—	(236)	—
Change in fair value of equity securities	(607)	—	(284)	—
Gain on extinguishment of debt	—	—	—	13,222
Loss on equity method investments	(1,736)	—	(1,736)	—

Loss before income taxes	$(106,671)	$(71,861)	$(267,051)	$(136,065)

Income tax benefit	—	6,644	—	24,015

Net loss attributable to the Company	$(106,671)	$(65,217)	$(267,051)	$(112,050)

Preferred stock dividends declared	—	—	—	(26)

Net loss attributable to common stockholders	$(106,671)	$(65,217)	$(267,051)	$(112,076)

Net loss per share:
Basic and diluted	$(0.19)	$(0.18)	$(0.48)	$(0.34)

Weighted average number of common stock outstanding	574,520,806	371,010,544	551,894,779	330,949,265

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Net loss attributable to the Company	$(106,671)	$(65,217)	$(267,051)	$(112,050)
Other comprehensive gain (loss):
Foreign currency translation (loss) gain	(172)	687	(714)	558
Change in net unrealized loss on available-for-sale securities	(2,200)	—	(4,075)	—
Comprehensive loss attributable to the Company	$(109,043)	$(64,530)	$(271,840)	$(111,492)

Preferred stock dividends declared	—	—	—	(26)
Comprehensive loss attributable to common stockholders	$(109,043)	$(64,530)	$(271,840)	$(111,518)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
December 31, 2020	473,977,469	$4,740	$3,446,650	$2,451	15,926,068	$(40,434)	$(1,946,488)	$1,466,919
Net loss attributable to the Company	—	—	—	—	—	—	(267,051)	(267,051)
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	(130,185)	—	—	—	9,550	(120,635)
Other comprehensive loss	—	—	—	(4,789)	—	—	—	(4,789)
Stock-based compensation	61,408	—	34,813	—	—	—	—	34,813
Public offerings, common stock, net	32,200,000	322	2,022,871	—	—	—	—	2,023,193
Private offerings, common stock, net	54,966,188	549	1,564,088	—	—	—	—	1,564,637
Stock option exercises	4,576,102	46	5,270	—	—	—	—	5,316
Stock exchanged for tax withholding	—	—	—	—	1,106,580	(30,734)	—	(30,734)
Exercise of warrants	24,210,984	242	15,203	—	—	—	—	15,445
Provision for common stock warrants	—	—	4,430	—	—	—	—	4,430
Conversion of 3.75% Convertible Senior Notes	3,016,036	30	15,155	—	—	—	—	15,185
Conversion of 5.5% Convertible Senior Notes	69,808	1	159	—	—	—	—	160
September 30, 2021	593,077,995	$5,930	$6,978,454	$(2,338)	17,032,648	$(71,168)	$(2,203,989)	$4,706,889

December 31, 2019	318,637,560	$3,186	$1,506,953	$1,288	15,259,045	$(31,216)	$(1,350,307)	$129,904
Net loss attributable to the Company	—	—	—	—	—	—	(112,050)	(112,050)
Other comprehensive gain	—	—	—	558	—	—	—	558
Stock-based compensation	402,003	4	9,254	—	—	—	—	9,258
Stock dividend	5,156	—	20	—	—	—	(20)	—
Public offerings, net	35,276,250	353	344,045		—	—	—	344,398
Stock option exercises	13,736,265	137	32,416	—	—	—	—	32,553
Stock exchanged for tax withholding	—	—	—	—	667,023	(9,218)	—	(9,218)
Equity component of convertible senior notes, net of issuance costs and income tax benefit	—	—	108,479	—	—	—	—	108,479
Purchase of capped calls	—	—	(16,253)	—	—	—	—	(16,253)
Termination of capped calls	—	—	24,158	—	—	—	—	24,158
Provision for common stock warrants	—	—	32,529	—	—	—	—	32,529
Accretion of discount, preferred stock	—	—	(29)	—	—	—	—	(29)
Conversion of preferred stock	2,998,526	30	1,148	—	—	—	—	1,178
Conversion of 7.5% Convertible Senior Note	16,000,000	160	42,713	—	—	—	—	42,873
Repurchase of 5.5% Convertible Senior Notes, net of income tax benefit	9,409,591	94	(51,840)	—	—	—	—	(51,746)
Shares issued for acquisitions	9,658,465	97	49,576	—	—	—	—	49,673
September 30, 2020	406,123,816	$4,061	$2,083,169	$1,846	15,926,068	$(40,434)	$(1,462,377)	$586,265

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2021	2020
Operating Activities
Net loss attributable to the Company	$(267,051)	$(112,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	15,903	9,860
Amortization of intangible assets	1,095	835
Stock-based compensation	34,813	9,258
Gain on extinguishment of debt	—	(13,222)
Amortization of debt issuance costs and discount on convertible senior notes	2,371	12,183
Provision for common stock warrants	4,746	25,198
Income tax benefit	—	(24,015)
Impairment of long-lived assets	1,329	—
Loss on service contracts	9,586	25,110
Fair value adjustment to contingent consideration	(8,760)	1,130
Net realized loss on investments	236	—
Lease origination costs	(7,889)	—
Change in fair value for equity securities	284	—
Loss on equity method investments	1,736	—
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(89,329)	(86,056)
Inventory	(90,428)	(57,615)
Prepaid expenses, and other assets	(28,465)	(4,956)
Accounts payable, accrued expenses, and other liabilities	28,992	41,125
Deferred revenue	42,330	16,709
Net cash used in operating activities	(348,501)	(156,506)

Investing Activities
Purchases of property, plant and equipment	(91,384)	(11,265)
Purchase of intangible assets	—	(1,638)
Purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers	(17,900)	(13,699)
Purchase of available-for-sale securities	(1,862,951)	—
Proceeds from sales and maturities of available-for-sale securities	1,105,874	—
Proceeds from sales of equity securities	21,780	—
Purchase of equity securities	(169,713)	—
Net cash paid for acquisition	—	(45,113)
Net cash used in investing activities	(1,014,294)	(71,715)

Financing Activities
Proceeds from exercise of warrants, net of transaction costs	15,445	—
Proceeds from public and private offerings, net of transaction costs	3,587,830	344,398
Payments of tax withholding on behalf of employees for net stock settlement of stock-based compensation	(30,734)	(9,218)
Proceeds from exercise of stock options	5,316	32,553
Proceeds from issuance of convertible senior notes, net	—	205,098
Repurchase of convertible senior notes	—	(90,238)
Purchase of capped calls and common stock forward	—	(16,253)
Proceeds from termination of capped calls	—	24,158
Principal payments on long-term debt	(29,129)	(27,845)
Proceeds from long-term debt, net	—	99,000
Repayments of finance obligations and finance leases	(20,413)	(19,038)
Proceeds from finance obligations	53,447	47,568
Net cash provided by financing activities	3,581,762	590,183
Effect of exchange rate changes on cash	(59)	(90)
Increase in cash, cash equivalents and restricted cash	2,218,908	361,872
Cash, cash equivalents, and restricted cash beginning of period	1,634,284	369,500
Cash, cash equivalents, and restricted cash end of period	$3,853,192	$731,372

Supplemental disclosure of cash flow information
Cash paid for interest, net capitalized interest of $2.6 million	$10,341	$16,975

Summary of non-cash activity
Recognition of right of use asset - finance leases	$16,961	$—
Recognition of right of use asset - operating leases	65,083	25,857
Conversion of preferred stock to common stock	—	43,058
Conversion of convertible senior notes to common stock	15,345	—
Accrued purchase of fixed assets, cash to be paid in subsequent period	8,832	—

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

Our wholly-owned subsidiary, Plug Power France, created a joint venture with Renault SAS (“Renault”) named HyVia, a French société par actions simplifiée (“HyVia”) in the second quarter 2021.  HyVia plans to manufacture and sell fuel cell powered electric light commercial vehicles (“FCELCVs”) and to supply hydrogen fuel and fueling stations to support the FCE-LCV market, in each case primarily in Europe. HyVia is owned 50% by Plug Power France and 50% by Renault.

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

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the presentation of the current period condensed consolidated financial statements.

There have been no changes in our accounting policies from those reported in our 2020 10-K, except for the adoption of Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), as described in the Recently Adopted Accounting Guidance section. We have also expanded our accounting policy relating to cash equivalents, available-for-sale securities, equity securities, and stock-based compensation as follows:

Cash Equivalents

The Company considers all highly-liquid debt securities with original maturities of three months or less to be cash equivalents. At September 30, 2021, cash equivalents consisted of commercial paper and U.S. Treasury securities with original maturities of three months or less, and money market funds. Due to their short-term nature, the carrying amounts reported in the unaudited interim condensed consolidated balance sheets approximate the fair value of cash and cash equivalents.

Available-for-sale securities

Available-for-sale securities is comprised of commercial paper with original maturities greater than three months, U.S. Treasury securities, certificates of deposit and corporate bonds.  We consider these securities to be available for use in our current year operations, and therefore classify them as current even if we do not dispose of the securities in the following year.

Available-for-sale securities are recorded at fair value as of each balance sheet date. As of each balance sheet date, unrealized gains and losses, with the exception of credit related losses, are recorded to accumulated other comprehensive income (loss). Any credit related losses are recognized as a credit loss allowance on the balance sheet with a corresponding adjustment to operations. Realized gains and losses are due to the sale and maturity of securities classified as available-for-sale and represent the net gain (loss) from accumulated other comprehensive income (loss) reclassifications for previously unrealized net gains on available-for-sale debt securities.

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

Stock-based compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date, based on the fair value of the award estimated under the current provisions of Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation.  For service stock options and restricted stock awards, the Company estimates the fair value of stock-based awards using a Black-Scholes valuation model and recognizes the cost as expense on a straight-line basis over the option’s requisite service period.

In September 2021, the Company also issued performance stock option awards that include a market condition. The grant date fair value of performance stock options is estimated using a Monte Carlo simulation model and the cost is recognized using the accelerated attribution method.

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

On January 1, 2021, we early adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) using the modified retrospective approach. Consequently, the Company’s 3.75% Convertible Senior Notes due 2025 (the “3.75% Convertible Senior Notes”) is now accounted for as a single liability measured at its amortized cost. This accounting change removed the impact of recognizing the equity component of the Company’s convertible notes at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization. Future interest expense of the convertible notes will be lower as a result of adoption of this guidance and net loss per share will be computed using the if-converted method for convertible instruments. The cumulative effect of the accounting change upon adoption on January 1, 2021 increased the carrying amount of the 3.75% Convertible Senior Notes by $120.6 million, reduced accumulated deficit by $9.6 million and reduced additional paid-in capital by $130.2 million as of September 30, 2021.

Recent Accounting Guidance Not Yet Effective

All issued but not yet effective accounting and reporting standards as of September 30, 2021 are either not applicable to the Company or are not expected to have a material impact on the Company.

3. Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for fuel cell systems and related infrastructure that has been sold. We measure loss accruals at the customer contract level. The expected revenues and expenses for these contracts include all applicable expected costs of providing services over the remaining term of the contracts and the related unearned net revenue. A loss is recognized if the sum of expected costs of providing services under the remaining term of the contract exceeds related unearned net revenue and is recorded as a provision for loss contracts related to service in the consolidated statements of operations. A key component of these estimates is the expected future service costs. In estimating the expected future costs, the Company considers its current service cost level and applies significant judgment related to expected cost saving initiatives. The expected future cost savings will be primarily dependent upon the success of the Company’s initiatives related to increasing stack life, achieving better economies of scale for service labor, and improvements in design and operations of infrastructure. If the expected cost saving initiatives are not realized, this will increase the estimated costs of providing services and will adversely affect our estimated contract loss accrual. Further, we continue to work to improve quality and reliability; however, unanticipated additional quality issues or warranty claims may arise and additional material charges may be incurred in the future. These quality issues could also adversely affect our contract loss accrual. Service costs during 2021 have been higher than previously estimated.  The Company has undertaken or will soon undertake several initiatives to extend the life and improve the reliability of its equipment. As a result of these initiatives and our additional expectation that the increase in certain costs attributable to the global pandemic will abate, the Company believes that its contract loss accrual is sufficient.  However, if elevated service costs persist, the Company will adjust its estimated future service costs and increase its contract loss accrual estimate.

The following table shows the rollforward of balance in the accrual for loss contracts, including changes due to the passage of time, additions, and changes in estimates (in thousands):

	Nine months ended	Year ended
	September 30, 2021	December 31, 2020
Beginning Balance	$24,013	$3,702
Provision for Loss Accrual	15,641	35,473
Released to Service Cost of Sales	(6,055)	(2,348)
Released to Provision for Warrants	—	(12,814)
Ending Balance	$33,599	$24,013

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

The potentially dilutive securities are summarized as follows:

	At September 30,
	2021	2020
Stock options outstanding (1)	24,784,288	14,434,983
Restricted stock outstanding (2)	4,960,376	5,992,974
Common stock warrants (3)	80,017,181	110,573,392
Convertible Senior Notes (4)	39,170,766	56,872,730
Number of dilutive potential shares of common stock	148,932,611	187,874,079

(1)	During the three months ended September 30, 2021 and 2020, the Company granted 15,732,335 and 3,192,400 stock options, respectively. During the nine months ended September 30, 2021 and 2020, the Company granted 16,430,835 and 3,367,049 stock options, respectively.

(2)	During the three months ended September 30, 2021 and 2020, the Company granted 1,159,856 and 3,095,000 shares of restricted stock, respectively. During the nine months ended September 30, 2021 and 2020, the Company granted 1,812,856 and 3,189,649 shares of restricted stock, respectively.

(3)	In April 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements.” The warrant had been exercised with respect to 17,461,994 shares of the Company’s common stock as of September 30, 2021.

In July 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Walmart, subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements.” The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of September 30, 2021.

(4)	In March 2018, the Company issued $100.0 million in aggregate principal amount of the 5.5% Convertible Senior Notes due 2023 (the “5.5% Convertible Senior Notes”). In May 2020, the Company repurchased $66.3 million of the 5.5% Convertible Senior Notes and in the fourth quarter of 2020, $33.5 million of the 5.5% Convertible Senior Notes were converted into approximately 14.6 million shares of common stock. The remaining $160 thousand aggregate principal amount of the 5.5% Convertible Senior Notes were converted into 69,808 shares of common stock in January 2021. In September 2019, the Company issued $40.0 million in aggregate principal amount of the 7.5% Convertible Senior Note due 2023 (the “7.5% Convertible Senior Note”), which was fully converted into 16.0 million shares of common stock on July 1, 2020. In May 2020, the Company issued $212.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes. During the first quarter of 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted into 3,016,036 shares of common stock. There were no conversions in the second or third quarter of 2021.

5. Inventory

Inventory as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials and supplies - production locations	$147,085	$92,221
Raw materials and supplies - customer locations	13,611	12,405
Work-in-process	61,525	29,349
Finished goods	7,593	5,411
Inventory	$229,814	$139,386

6. Equipment Related to Power Purchase Agreements and Fuel Delivered to Customers, net

Equipment related to power purchase agreements and fuel delivered to customers, net at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Equipment related to power purchase agreements and fuel delivered to customers	$99,230	$92,736
Less: accumulated depreciation	(20,519)	(16,929)
Equipment related to power purchase agreements and fuel delivered to customers, net	78,711	75,807

As of September 30, 2021, the Company had deployed long-lived assets at customer sites that had associated Power Purchase Agreements (“PPAs”). These PPAs expire over the next one to ten years. PPAs contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

Depreciation expense was $1.9 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $5.7 million and $6.6 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company terminated its contractual relationship with a fuel provider effective March 31, 2021. The Company has historically leased fuel tanks from this provider. As a result of this termination, the Company recognized approximately $16.0 million of various costs in the six months ended June 30, 2021, primarily for removal of tanks, reimbursement of unamortized installation costs, costs to temporarily provide customers with fuel during the transition period, and certain other contract settlement costs, which were recorded in the Company’s unaudited interim condensed consolidated statement of operations as cost of revenue – fuel delivered to customers. The Company also purchased certain fuel tanks from the fuel provider during the six months ended June 30, 2021. No such purchases were made during the three months ended September 30, 2021.

7. Property, Plant and Equipment

Property, plant and equipment at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	1,165	1,165
Leasehold improvements	$1,440	$1,121
Construction in progress	100,136	15,590
Software, machinery, and equipment	94,200	78,859
Property, plant, and equipment	196,941	96,735
Less: accumulated depreciation	(27,355)	(22,186)
Property, plant, and equipment, net	$169,586	$74,549

Construction in progress is primarily comprised of construction of hydrogen production plants and the Gigafactory in Rochester.  Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of capital asset construction and amortized over the useful lives of the related assets. During the nine months ended September 30, 2021, we capitalized $2.6 million of interest. Capitalized interest in 2020 was not significant.

Depreciation expense related to property, plant and equipment was $1.9 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense related to property, plant and equipment was $5.2 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively.

8. Intangible Assets and Goodwill

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of September 30, 2021 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	10 years	$13,040	$(4,888)	$8,152
Customer relationships, Non-compete agreements, Backlog & Trademark	6 years	890	(398)	492
In process research and development	Indefinite	29,000	—	29,000
		$42,930	$(5,286)	$37,644

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

The change in the gross carrying amount of the acquired technology from December 31, 2020 to September 30, 2021 was primarily due to foreign currency translation.

Amortization expense for acquired identifiable intangible assets for the three months ended September 30, 2021 and 2020 was $0.4 million and $0.3 million, respectively. Amortization expense for acquired identifiable intangible assets for the nine months ended September 30, 2021 and 2020 was $1.1 million and $0.8 million, respectively.

The estimated amortization expense for subsequent years is as follows (in thousands):

Remainder of 2021	$363
2022	1,453
2023	1,453
2024	1,431
2025 and thereafter	3,944
Total	$8,644

Goodwill was $71.9 million and $72.4 million as of September 30, 2021 and December 31, 2020, respectively, which decreased $531 thousand due to currency translation loss for HyPulsion S.A.S., our French subsidiary. There were no impairments during the nine months ended September 30, 2021 or the year ended December 31, 2020.

9. Long-Term Debt

In March 2019, the Company entered into a loan and security agreement, as amended (the “Loan Agreement”), with Generate Lending, LLC (“Generate Capital”), providing for a secured term loan facility in the amount of $100 million (the “Term Loan Facility”).

During the year ended December 31, 2020, the Company, under another series of amendments to the Loan Agreement, borrowed an incremental $100.0 million. As part of the amendment to the Loan Agreement, the Company’s interest rate on the secured term loan facility was reduced to 9.50% from 12.00% per annum, and the maturity date was extended to October 31, 2025 from October 6, 2022. On September 30, 2021, the outstanding balance under the Term Loan Facility was $137.7 million. In addition to the Term Loan Facility, on September 30, 2021, there was approximately $9.5 million of debt outstanding related to the United Hydrogen Group, Inc. acquisition.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments are funded in part by releases of restricted cash, as described in Note 19, “Commitments and Contingencies.” Based on the amortization schedule as of September 30, 2021, the aforementioned loan balance under the Term Loan Facility will be fully paid by October 31, 2025.  The Company is in compliance with, or has obtained waivers for, all debt covenants.

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

As of September 30, 2021, the Term Loan Facility requires the principal balance as of each of the following dates not to exceed the following (in thousands):

December 31, 2021	$127,317
December 31, 2022	93,321
December 31, 2023	62,920
December 31, 2024	33,692
December 31, 2025	—

10. Convertible Senior Notes

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes.

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

The initial conversion rate for the 3.75% Convertible Senior Notes is 198.6196 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.03 per share of the Company’s common stock, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. During the three months ended September 30, 2021, certain conditions allowing holders of the 3.75% Convertible Senior Notes to convert were met. The 3.75% Convertible Senior Notes are therefore convertible during the calendar quarter ending September 30, 2021 at the conversion rate discussed above. During the nine months ended September 30, 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted and the Company issued approximately 3.0 million shares of common stock in conjunction with these conversions.

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

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

September 30,
2021
Principal amounts:
Principal	$197,278
Unamortized debt issuance costs (1)	(4,958)
Net carrying amount	$192,320
1)	Included in the unaudited interim condensed consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes (in thousands, except for effective interest rate):

September 30,
2021
Interest expense	$1,849
Amortization of debt issuance costs	306
Total	2,155

Effective interest rate	4.50%

Based on the closing price of the Company’s common stock of $25.54 on September 30, 2021, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at September 30, 2021 was approximately $1.0 billion. The fair value estimation was primarily based on an active stock exchange trade on September 30, 2021 of the 3.75% Convertible Senior Notes. See Note 15, “Fair Value Measurements,” for a description of the fair value hierarchy.

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

Common Stock Forward

In connection with the issuance of the 5.5% Convertible Senior Notes, the Company also entered into a forward stock purchase transaction (the “Common Stock Forward”), pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. In connection with the issuance of the 3.75% Convertible Senior Notes and the partial repurchase of the 5.5% Convertible Senior Notes, the Company amended and extended the maturity of the Common Stock Forward to June 1, 2025.  The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

The net cost incurred in connection with the Common Stock Forward of $27.5 million was recorded as an increase in treasury stock in the unaudited interim condensed consolidated balance sheets. The related shares were accounted for as a repurchase of common stock.

The book value of the 5.5% Notes Capped Call and Common Stock Forward are not remeasured.

During the fourth quarter of 2020, the Common Stock Forward was partially settled and, as a result, the Company received 4.4 million shares of its common stock. During the three months ended September 30, 2021, 0 shares were settled and received by the Company.  During the  nine months ended September 30, 2021, 8.1 million shares were settled and received by the Company.

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

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share. As of September 30, 2021 and December 31, 2020, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.

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

In January and February 2021, the Company issued and sold in a registered equity offering an aggregate of 32.2 million shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $2.0 billion.

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

During 2017, warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 12, “Warrant Transaction Agreements.” At both September 30, 2021 and December 31, 2020, a total of 68,380,913 warrants had vested. Warrants were exercised with respect to 5,819,652 shares during the fourth quarter of 2020. For the three and nine months ended September 30, 2021,  warrants were exercised with respect to 3,501,640 and 24,736,559 shares of common stock, respectively. These warrants are measured at fair value at the time of grant or modification and are classified as equity instruments on the unaudited interim condensed consolidated balance sheets.

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

Under the terms of the original Amazon Warrant, the first tranche of the 5,819,652 Amazon Warrant Shares vested upon execution of the Amazon Warrant, and the remaining Amazon Warrant Shares vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The $6.7 million fair value of the first tranche of the Amazon Warrant Shares was recognized as selling, general and administrative expense upon execution of the Amazon Warrant.

Provision for the second and third tranches of Amazon Warrant Shares is recorded as a reduction of revenue because they represent consideration payable to a customer.

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

At December 31, 2020, all 55,286,696 of the Amazon Warrant Shares had vested. For service contracts entered into prior to December 31, 2020, the warrant charge associated with that revenue was capitalized and is subsequently amortized over the life of the service contract. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended September 30, 2021 and 2020 was $106 thousand and $17.3 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the nine months ended September 30, 2021 and 2020 was $315 thousand and $22.0 million, respectively. During the three and nine months ended September 30, 2021, the Amazon Warrant was exercised with respect to 3,501,640 and 17,461,994 shares of common stock, respectively.

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

At both September 30, 2021 and December 31, 2020, 13,094,217 of the Walmart Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended September 30, 2021 and 2020 was $1.2 million and $1.3 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the nine months ended September 30, 2021 and 2020 was $4.4 million and $3.2 million, respectively. During the three months ended March 31, 2021, the Walmart Warrant had been exercised with respect to 7,274,565 shares of common stock. There were no exercises during the second or third quarter of 2021.

13. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales of fuel cell systems	$67,032	$51,998	$152,620	$107,515
Sale of hydrogen installations and other infrastructure	48,967	31,664	109,429	44,361
Services performed on fuel cell systems and related infrastructure	6,677	6,829	18,397	19,586
Power Purchase Agreements	9,321	6,629	25,508	19,629
Fuel delivered to customers	11,556	9,831	33,804	24,536
Other	369	97	679	235
Net revenue	$143,922	$107,048	$340,437	$215,862

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2021	2020
Accounts receivable	$132,370	$43,041
Contract assets	9,284	18,189
Contract liabilities	115,595	76,285

Contract assets relate to contracts for which revenue is recognized on a straight-line basis; however, billings escalate over the life of a contract. Contract assets also include amounts recognized as revenue in advance of billings to customers, which are dependent upon the satisfaction of another performance obligation. These amounts are included within prepaid expenses and other current assets on the accompanying unaudited interim condensed consolidated balance sheets.

The contract liabilities relate to the advance consideration received from customers for services that will be recognized over time (primarily fuel cell and related infrastructure services) and advance consideration received from customers prior to delivery of products.  As of September 30, 2021, the amount of contract liabilities included within deferred revenue was $98.9 million and the amount of contract liabilities within other current liabilities was $16.7 million on the accompanying unaudited interim condensed consolidated balance sheets. As of December 31, 2020, the amount of contract liabilities included within deferred revenue was $56.2 million and the amount of contract liabilities within other current liabilities was $20.1 million.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets	Nine months ended
September 30, 2021
Transferred to receivables from contract assets recognized at the beginning of the period	$(13,344)
Revenue recognized and not billed as of the end of the period	4,439
Net change in contract assets	(8,905)

Contract liabilities	Nine months ended
September 30, 2021
Increases due to cash received, net of amounts recognized as revenue during the period	$91,985
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(52,675)
Net change in contract liabilities	$39,310

Estimated future revenue

Sales of fuel cell systems and hydrogen installations are expected to be recognized as revenue within one year and sales of services and PPAs are expected to be recognized as revenue over five to seven years.  The following table includes estimated revenue included in the backlog expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period, including provision for common stock warrants (in thousands):

September 30,
2021
Sales of fuel cell systems	$23,819
Sale of hydrogen installations and other infrastructure	58,429
Services performed on fuel cell systems and related infrastructure	105,548
Power Purchase Agreements	212,360
Fuel delivered to customers	62,609
Other rental income	2,116

Total estimated future revenue	$464,881

Contract costs

Contract costs consist of capitalized commission fees and other expenses related to obtaining or fulfilling a contract.

Capitalized contract costs at September 30, 2021 and December 31, 2020 were $807 thousand and $1.3 million, respectively.

14. Income Taxes

The Company did not record any income tax expense or benefit for the three or nine months ended September 30, 2021. The Company recognized an income tax benefit for the three and nine months ended September 30, 2020 of $6.6 and $19.0 million, respectively, resulting from the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized an income tax benefit resulting from a source of future taxable income attributable to the net credit to additional paid-in capital related to the issuance of the 3.75% Convertible Senior Notes, offset by the partial extinguishment of the 5.5% Convertible Senior Notes. In addition, the Company recorded $5.0 million of income tax benefit for the nine months ended September 30, 2020 related to the recognition of net deferred tax liabilities in connection with the Giner, ELX Inc. acquisition, which resulted in a corresponding reduction in our deferred tax asset valuation allowance. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. Management has assessed and concluded that these prices are reasonable and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2021.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of September 30, 2021
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$610,651	$610,651	$140,574	$470,077	$—
Corporate bonds	530,089	530,089	—	530,089	—
Commercial paper	35,795	35,795	—	35,795	—
U.S. Treasuries	169,878	169,878	169,878	—	—
Certificates of deposit	17,004	17,004	—	17,004	—
Equity securities	147,649	147,649	147,649	—	—

Liabilities
Contingent consideration	18,520	18,520	—	—	18,520
Convertible senior notes	192,320	1,006,639	—	1,006,639	—
Long-term debt	147,255	147,255	—	—	147,255
Finance obligations	207,837	207,837	—	—	207,837

	As of December 31, 2020
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	9,760	9,760	—	—	9,760
Convertible senior notes	85,640	1,272,766	—	1,272,766	—
Long-term debt	175,402	175,402	—	—	175,402
Finance obligations	181,553	181,553	—	—	181,553
(1)	Included in “Cash and cash equivalents” in our unaudited interim condensed consolidated balance sheets as of September 30, 2021.

The fair values for available-for-sale and equity securities are based on prices obtained from independent pricing services. Available-for-sale securities are characterized as Level 2 assets, as their fair values are determined using observable market inputs. Equity securities are characterized as Level 1 assets, as their fair values are determined using active markets for identical assets.

Financial instruments not recorded at fair value on a recurring basis include equity method investments that have not been remeasured or impaired in the current period, such as our investment in HyVia.

16.  Operating and Finance Lease Liabilities

As of September 30, 2021, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.  At the end of the lease term, the leased assets may be returned to the lessor by the Company, the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates.  No residual value guarantees are contained in the leases.  No financial covenants are contained within the lease; however there are customary operational covenants such as assurance the Company properly maintains the leased assets and carries appropriate insurance, etc.  The leases include credit support in the form of either cash, collateral or letters of credit.  See Note 19, “Commitments and Contingencies” for a description of cash held as security associated with the leases.

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of September 30, 2021.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of September 30, 2021 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
Remainder of 2021	$9,929	$1,019	$10,948
2022	39,932	4,012	43,944
2023	39,989	3,989	43,978
2024	39,957	3,996	43,953
2025 and thereafter	90,241	10,843	101,084
Total future minimum payments	220,048	23,859	243,907
Less imputed interest	(57,364)	(4,074)	(61,438)
Total	$162,684	$19,785	$182,469

Rental expense for all operating leases was $9.6 million and $8.1 million for the three months ended September 30, 2021 and 2020, respectively. Rental expense for all operating leases was $25.8 million and $20.6 million for the nine months ended September 30, 2021 and 2020, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $30.7 million and $25.2 million for the three months ended September 30, 2021 and 2020, respectively. The gross profit on sale/leaseback transactions for all operating leases was $66.1 million and $44.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Right of use assets for sale/leaseback transactions obtained in exchange for new operating lease liabilities was $26.6 million and $24.6 million for the three months ended September 30, 2021 and 2020, respectively. Right of use assets for sale/leaseback transactions obtained in exchange for new operating lease liabilities was $62.5 million and $32.7 million for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021 and December 31, 2020, the right of use assets associated with operating leases was $200.2 million and $136.9 million, respectively. The accumulated depreciation for these right of use assets was $32.3 million and $19.9 million at September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, the right of use assets associated with finance leases was $22.8 million and $5.7 million, respectively. The accumulated depreciation for these right of use assets was $757 thousand and $102 thousand at September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, security deposits associated with sale/leaseback transactions were $3.3 million and $5.8 million, respectively, and were included in other assets in the consolidated balance sheets.

Other information related to the operating leases are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash payments (in thousands)	$25,726	$14,954
Weighted average remaining lease term (years)	5.72	4.55
Weighted average discount rate	11.2%	11.8%

Right of use assets obtained in exchange for new finance lease liabilities were $5.8 million and $0 for the three months ended September 30, 2021 and 2020, respectively. Right of use assets obtained in exchange for new finance lease liabilities were $17.9 million and $686 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Other information related to the finance leases are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash payments (in thousands)	$2,128	$252
Weighted average remaining lease term (years)	4.57	6.51
Weighted average discount rate	6.9%	9.6%

17. Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at September 30, 2021 was $190.5 million, $30.5 million and $160.0 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheet. The outstanding balance of this obligation at December 31, 2020 was $157.7 million, $24.2 million and $133.5 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of September 30, 2021 and December 31, 2020.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at September 30, 2021 was $17.3 million, $5.1 million and $12.2 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet.  The outstanding balance of this obligation at December 31, 2020 was $23.9 million, $8.0 million and $15.9 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheets. The fair value of this finance obligation approximated the carrying value as of both September 30, 2021 and December 31, 2020.

Future minimum payments under finance obligations notes above as of September 30, 2021 were as follows (in thousands):

			Total
	Sale of Future	Sale/leaseback	Finance
	revenue - debt	financings	Obligations
Remainder of 2021	$12,788	$1,680	$14,468
2022	50,632	4,975	55,607
2023	50,632	3,148	53,780
2024	50,632	16,154	66,786
2025 and thereafter	86,614	—	86,614
Total future minimum payments	251,298	25,957	277,255
Less imputed interest	(60,760)	(8,658)	(69,418)
Total	$190,538	$17,299	$207,837

Other information related to the above finance obligations are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash payments (in thousands)	$41,325	$31,693
Weighted average remaining term (years)	4.88	4.74
Weighted average discount rate	11.3%	11.3%

18. Investments

The amortized cost, gross unrealized gains and losses, fair value of those investments classified as available-for-sale, and allowance for credit losses at September 30, 2021 are summarized as follows (in thousands):

	Amortized	Gross	Gross	Fair	Allowance for
	Cost	Unrealized Gains	Unrealized Losses	Value	Credit Losses
Corporate bonds	$533,691	$93	$(3,695)	$530,089	—
Commercial paper	35,719	76	—	35,795	—
Certificates of deposit	17,017	—	(13)	17,004	—
U.S. Treasuries	170,414	1	(537)	169,878	—
Total	$756,841	$170	$(4,245)	$752,766	$—

The cost, gross unrealized gains and losses, and fair value of those investments classified as equity securities at September 30, 2021 are summarized as follows (in thousands):

	September 30, 2021
		Gross	Gross	Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
Fixed income mutual funds	$77,766	$—	$(132)	$77,634
Exchange traded mutual funds	70,167	—	(152)	70,015
Total	$147,933	$—	$(284)	$147,649

A summary of the amortized cost and fair value of investments classified as available-for-sale, by contractual maturity, as of September 30, 2021 is as follows (in thousands):

	September 30, 2021
	Amortized	Fair
Maturity:	Cost	Value
Within one year	$447,479	$446,011
After one through five years	309,362	306,755
Total	$756,841	$752,766

Accrued interest income was $4.9 million at September 30, 2021 and is included within the balance for prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets.

19.  Commitments and Contingencies

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $301.3 million was required to be restricted as security as of September 30, 2021, which restricted cash will be released over the lease term. As of September 30, 2021, the Company also had certain letters of credit backed by restricted cash totaling $137.7 million that are security for the above noted sale/leaseback agreements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, restricted cash, accounts receivable and marketable securities. Cash and restricted cash are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $0.25 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s available-for-sale securities consists primarily of investments in commercial paper, U.S. Treasury securities, and short-term high credit quality corporate debt securities.  Equity securities are comprised of fixed income and equity market index mutual funds.

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers with whom the Company has commercial sales arrangements. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At September 30, 2021, one customer comprised 79.6% of the total accounts receivable balance. At December 31, 2020, three customers comprised 73.9% of the total accounts receivable balance.

For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer. For the three and nine months ended September 30, 2021, 80.1% and 80.6%, of total consolidated revenues were associated with two and three customers, respectively. For the three and nine months ended September 30, 2020, 83.0% and 71.8% of total consolidated revenues were associated primarily with three and two customers, respectively.

20. Employee Benefit Plans

2011 and 2021 Stock Option and Incentive Plan

On May 12, 2011, the Company’s stockholders approved the 2011 Stock Option and Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 1,000,000, plus (ii) the number of shares of common stock underlying any grants pursuant to the 2011 Plan or the Plug Power Inc. 1999 Stock Option and Incentive Plan that are forfeited, canceled, repurchased or are terminated (other than by exercise). The shares were issued pursuant to stock options, stock appreciation rights, restricted stock awards and certain other equity-based awards granted to employees, directors and consultants of the Company. No further grants may be made under the 2011 Plan after May 12, 2021. Through various amendments to the 2011 Plan approved by the Company’s stockholders, the number of shares of the Company’s common stock authorized for issuance under the 2011 Plan had been increased to 42.4 million. The Company recorded expenses of approximately $12.7 million and $2.3 million, for the three months ended September 30, 2021 and 2020, respectively, in connection with the 2011 Plan. The Company recorded expense of approximately $32.3 million and $7.3 million, for the nine months ended September 30, 2021 and 2020, respectively, in connection with the 2011 Plan. In July 2021, the 2021 Stock Option Incentive Plan (the “2021 Plan”) was approved by the Company’s stockholders.  The 2021 Plan provides for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 22,500,000 shares, plus 473,491 shares remaining under the 2011 Plan that were rolled into the 2021 Plan, plus (iii) shares underlying any awards under the 2011 Plan that are forfeited, canceled, cash-settled or otherwise terminated, other than by exercise.

Option Awards

The Company issues options that are time and performance-based awards. All option awards are determined to be classified as equity awards.

Service Stock Options Awards

To date, options granted under the 2011 and 2021 Plans have vesting provisions ranging from one to three years in duration and expire ten years after issuance. Options for employees issued under this plan generally vest in equal annual installments over three years and expire ten years after issuance Options granted to members of the Board generally vest one year after issuance. The Company estimates the fair value of the service stock options using a Black-Scholes valuation model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. Key inputs and assumptions used to estimate the fair value of the service stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, an appropriate risk-free rate, and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 1,870,835 and 3,429,549 service stock options granted during the nine months ended September 30, 2021 and 2020, respectively, were as follows:

	September 30,	September 30,
	2021	2020
Expected term of options (years)	3-5	6
Risk free interest rate	0.61% - 1.05%	0.37% - 1.37%
Volatility	72.46% - 75.52%	64.19% - 66.94%

There was no expected dividend yield for the service stock options granted.

The Company has historically used the simplified method in determining its expected term of all its service stock option grants in all periods presented. The simplified method was used because the Company did not believe historical exercise data provided a reasonable basis for the expected term of its grants, primarily as a result of the limited number of service stock option exercises that have historically occurred. Due to the recent increase in exercise activity at the Company, beginning in the second quarter of 2021, the expected term is based on the Company’s historical experience with employee early exercise behavior. The estimated stock price volatility was derived from the Company’s actual historic stock prices over the past five years, which represents the Company’s best estimate of expected volatility.

The following table reflects the service stock option activity for the nine months ended September 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2020	10,284,498	$5.78	7.8	$289,316
Granted	1,870,835	32.48	—	—
Exercised	(1,911,112)	2.78	—	—
Forfeited	(15,833)	21.35	—	—
Expired	(4,100)	6.10	—	—
Options outstanding at September 30, 2021	10,224,288	$11.21	7.9	$146,581
Options exercisable at September 30, 2021	5,045,168	4.46	6.7	106,360
Options unvested at September 30, 2021	5,179,120	$17.77	9.0	$40,221

The weighted average grant-date fair value of the service stock options granted during the three months ended September 30, 2021 and 2020 was $15.82 and $7.45, respectively. The weighted average grant-date fair value of the service stock options granted during the nine months ended September 30, 2021 and 2020 was $19.76 and $7.21, respectively. The total fair value of the service stock options that vested during the three months ended September 30, 2021 and 2020 was approximately $10.4 million and $5.2 million, respectively. The total fair value of the service stock options that vested during the nine months ended September 30, 2021 and 2020 was approximately $10.9 million and $5.9 million, respectively.

Compensation cost associated with service stock options represented approximately $4.2 million and $1.1 million of the total share-based payment expense recorded for the three months ended September 30, 2021 and September 30,

2020, respectively. Compensation cost associated with service stock options represented approximately $11.9 million and 4.1 million of the total share-based payment expense recorded for the nine months ended September 30, 2021 and September 30, 2020, respectively.  As of September 30, 2021 and 2020 there was approximately $50.2 million and $8.2 million of unrecognized compensation cost related to service stock option awards to be recognized over the next three years.

Performance Stock Option Awards

In September 2021, the Compensation Committee approved the grant of performance stock options to the Company’s Chief Executive Officer and certain other executive officers.  These performance stock options are subject to both performance-based conditions tied to the achievement of stock price hurdles and time-based vesting; therefore, a Monte Carlo Simulation was utilized to determine the grant date fair value with the associated expense recognized over the requisite service period. Up to one-third (1/3) the performance stock options will vest and become exercisable on each of the first three anniversaries of the grant date, provided that the volume weighted average price of the Company’s common stock during any 30 consecutive trading day period in the three year performance period following the grant date of the stock options (“VWAP”) equals or exceeds certain levels. For the Company’s Chief Executive Officer, 25% of his performance stock options will be deemed to have satisfied the performance-based conditions and will be eligible to be exercised over time if the VWAP equals or exceeds $35; an additional 25% of his options will be deemed to have satisfied the performance-based condition and will be eligible to be exercised if the VWAP equals or exceeds $50; an additional 16.675% of the options will be deemed to have satisfied the performance-based condition and will be eligible to be exercised if the VWAP equals or exceeds $65; an additional 16.65% of the options will be deemed to have satisfied the performance-based condition and will be eligible to be exercised if the VWAP equals or exceeds $80; and the remaining 16.675% of the options will be deemed to have satisfied the performance-based condition and will be eligible to be exercised if the VWAP equals or exceeds $100. There will be no interpolation for the Chief Executive Officer’s performance stock option if the VWAP falls between any two stock price hurdles, unless in the event of a change in control.  For executive officers other than the Chief Executive Officer, 25% of the performance stock options will be deemed to have satisfied the performance-based condition and will be eligible to be exercised if the VWAP equals $35; an additional 25% of the options will be deemed to have satisfied the performance-based condition and will be eligible to be exercised if the VWAP equals $50; and the remaining 50% of the options will be deemed to have satisfied the performance-based condition and will be eligible to be exercised if the VWAP equals or exceeds $100.  If the VWAP falls between two of the stock price hurdles, an incremental number of options will become exercisable based on linear interpolation in $1 increments. Failure to achieve any of the stock price hurdles applicable to a performance stock option during the three-year performance period will result in the applicable options not becoming exercisable. The performance-based stock options have a maximum term of seven years from the grant date.

Key inputs and assumptions used to estimate the fair value of performance stock options include the grant price of the awards, the expected option term, VWAP hurdle rates, volatility of the Company’s stock, an appropriate risk-free rate, and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The following table presents key assumptions used to estimate the fair value of the performance stock option awards granted in 2021:

September 30,
2021
Remaining VWAP performance period (years)	3
Risk- free interest rate	1.12%
Expected volatility	70.00%
Closing stock price on grant date	$ 26.92

The following table reflects the performance stock option award activity for the nine months ended September 30, 2021. Solely for the purposes of this table, the number of performance options is based on participants earning the maximum number of performance options (i.e 200% of the target number of performance options).

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Granted	14,560,000	26.92	—	—
Options outstanding at September 30, 2021	14,560,000	$26.92	6.98	$—
Options unvested at September 30, 2021	14,560,000	$26.92	6.98	$—

The weighted average grant-date fair value of performance stock options granted during the three months and nine months ended September 30, 2021 was $12.78. There were no performance stock options that were exercised during the three months and nine months ended September 30, 2021.

Compensation cost associated with performance stock options represented approximately $2.0 million of the total share-based payment expense recorded for the three months and nine months ended September 30, 2021. As of September, 30, 2021, there was approximately $183.7 million of unrecognized compensation cost related to performance stock option awards to be recognized over the next three years.

Restricted Stock Awards

Restricted stock awards generally vest in equal installments over a period of one to three years. Restricted stock awards are valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense associated with its restricted stock awards of approximately $6.5 million and $1.2 million, for the three months ended September 30, 2021 and 2020, respectively. The Company recorded expense associated with its restricted stock awards of approximately $18.5 million and $3.2 million, for the nine months ended September 30, 2021 and 2020, respectively. Additionally, for the nine months ended September 30, 2021 and 2020, there was $81.2 million and $6.2 million, respectively, of unrecognized compensation cost related to restricted stock awards to be recognized over the next three years.

A summary of restricted stock activity for the year ended September 30, 2021 is as follows (in thousands except share amounts):

		Aggregate
		Intrinsic
	Shares	Value
Unvested restricted stock at December 31, 2020	5,874,642	$—
Granted	1,812,856	—
Vested	(2,713,789)	—
Forfeited	(13,333)	—
Unvested restricted stock at September 30, 2021	4,960,376	$126,688

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute 100% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings or less actual losses thereon. Participants are vested in the Company’s matching contribution based on years of service completed. Participants are fully vested upon completion of three years of service. During 2018, the Company began funding its matching contribution in a combination of cash and common stock. The Company issued 54,531 shares of common stock and 368,903 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the nine months ended September 30, 2021 and 2020, respectively.

The Company’s expense for this plan was approximately $1.1 million, and $0.6 million for the three months ended September 30, 2021 and 2020, respectively. The Company’s expense for this plan was approximately $3.4 million, and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Non-Employee Director Compensation

Each non-employee director is paid an annual retainer for his or her service, in the form of either cash or stock compensation. The Company granted 3,685 shares of common stock and 4,146 shares of common stock to non-employee directors as compensation for the three months ended September 30, 2021 and 2020, respectively. The Company granted 8,923 shares of common stock and 26,636 shares of common stock to non-employee directors as compensation for the nine months ended September 30, 2021 and 2020, respectively.  All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $99 thousand and $56 thousand for the three months ended September 30, 2021 and 2020, respectively. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $277 thousand and $167 thousand for the nine months ended September 30, 2021 and 2020, respectively.

21. Subsequent Events

In November 2021, the Company entered into a signing protocol to acquire Frames Group (“Frames”), a leader in engineering, process and systems integration serving the energy sector. The purchase price is approximately €115 million, of which €30 million is based on future earnouts over the next four years from the completion date.  Plug Power will leverage Frames’ capabilities as well as its existing network of suppliers and contract manufacturing facilities to deliver electrolyzer solutions of all sizes, from one megawatt (MW) containerized solutions to solutions for 100 MW-1,000 MW standalone plants or integrated into customers’ processes. The acquisition is expected to be completed by the end of the year, and is subject to customary closing conditions, including receipt of Dutch works council advice.

On October 14, 2021, the Company and its wholly-owned subsidiary Plug Power Hydrogen Holdings, Inc. entered into a definitive agreement for the acquisition of Applied Cryo Technologies, Inc. for a purchase price of approximately $170 million, of which $40 million will be in stock and $30 million will be based on future earnouts over the next two and half years. Applied Cryo Technologies, Inc. is a leading provider of technology, equipment and services for the transportation, storage and distribution of liquified hydrogen, oxygen, argon, nitrogen and other cryogenic gases.  The acquisition is expected to close during the fourth quarter of 2021 and is subject to customary closing conditions, including receipt of all approvals or the termination or expiration of all waiting periods required under applicable antitrust laws.

In October 2021, the Company and SK E&S Co., Ltd., an energy company affiliated with SK Holdings Co., Ltd., formed H2A, which is a joint venture designed to accelerate the use of hydrogen as an alternative energy source in Asian markets.

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

Our wholly-owned subsidiary, Plug Power France, created a joint venture with Renault SAS (“Renault”) named HyVia, a French société par actions simplifiée (“HyVia”) in the second quarter of 2021.  HyVia plans to manufacture and sell fuel cell powered electric light commercial vehicles (“FCELCVs”) and to supply hydrogen fuel and fueling stations to support the FCE-LCV market, in each case primarily in Europe. HyVia is owned 50% by Plug Power France and 50% by Renault.

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

In June 2021, in accordance with revised CDC guidelines and where permitted by state law, employees who were fully vaccinated against COVID-19 and have been through Plug Power’s certification process, were permitted to enter Plug Power facilities without a face covering. Individuals inside Plug Power facilities who did not wish to go through the certification process were required to wear proper face coverings and continued to maintain social distancing of six feet or greater. In states where the guidelines for face coverings was still government mandated, Plug Power complied with the state and local jurisdictions and enforced face mask usage, as well as social distancing at our sites.  In early August 2021, we adjusted our guidance as a result of an influx of COVID-19 cases and began requiring all employees and visitors regardless of vaccination status to wear a face-covering at all times while within a Plug Power facility, and strongly encouraged social distancing. We continue to provide enhanced janitorial and sanitary procedures, encourage employees to work from home to the extent their job function enables them to do so, and encourage the use of virtual employee meetings.

We cannot predict at this time the full extent to which COVID-19 will impact our business, results, and financial condition, which will depend on many factors. We are staying in close communication with our manufacturing facilities, employees, customers, suppliers, and partners, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so. Many of the parts for our products are sourced from suppliers in China and the manufacturing situation in China remains variable. Supply chain disruptions could reduce the availability of key components, increase prices or both, as the COVID-19 pandemic has caused significant challenges for global supply chains resulting primarily in transportation delays.  These transportation delays have caused incremental freight charges, which have negatively impacted our results of operations. We expect that these challenges will continue to have an impact on our businesses for the foreseeable future.

We continue to take proactive steps to limit the impact of these challenges and are working closely with our suppliers and transportation vendors to ensure availability of products and implement other cost savings initiatives. In addition, we continue to invest in our supply chain to improve its resilience with a focus on automation, dual sourcing of critical components and localized manufacturing when feasible. To date, there has been limited disruption to the availability of our products, though it is possible that more significant disruptions could occur if these supply chain challenges continue.

Strategic and Other Activities

Entry into Definitive Agreement

In November 2021, the Company entered into a signing protocol to acquire Frames Group (“Frames”), a leader in engineering, process and systems integration serving the energy sector. The purchase price is approximately €115 million, of which €30 million is based on future earnouts over the next four years from the completion date.  Plug Power will leverage Frames’ capabilities as well as its existing network of suppliers and contract manufacturing facilities to deliver electrolyzer solutions of all sizes, from one megawatt (MW) containerized solutions to solutions for 100 MW-1,000 MW standalone plants or integrated into customers’ processes. The acquisition is expected to be completed by the end of the year, and is subject to customary closing conditions, including receipt of Dutch works council advice.

On October 14, 2021, the Company and its wholly-owned subsidiary Plug Power Hydrogen Holdings, Inc. entered into a definitive agreement for the acquisition of Applied Cryo Technologies, Inc. for a purchase price of approximately $170 million, of which $40 million will be  in stock and $30 million will be based on future earnouts over the next two and half years. Applied Cryo Technologies, Inc. is a leading provider of technology, equipment and services for the transportation, storage and distribution of liquified hydrogen, oxygen, argon, nitrogen and other cryogenic gases. The acquisition is expected to close during the fourth quarter of 2021 and is subject to customary closing conditions, including receipt of all approvals or the termination or expiration of all waiting periods required under applicable antitrust laws.

In October 2021, the Company and SK E&S Co., Ltd., an energy company affiliated with SK Holdings Co., Ltd., formed H2A, which is a joint venture designed to accelerate the use of hydrogen as an alternative energy source in Asian markets.

Performance Stock Option Awards

In September 2021, the Compensation Committee approved the grant of performance stock options to the Company’s Chief Executive Officer and certain other executive officers.  These performance stock options are subject to both performance-based conditions tied to the achievement of stock price hurdles and time-based vesting; therefore, a Monte Carlo Simulation was utilized to determine the grant date fair value with the associated expense recognized over the requisite service period. The design of the performance options was developed with input from the Company’s independent compensation consultant. The performance stock options are strongly aligned with the Company’s culture of pay for performance and will ensure the executive team’s commitment and focus on delivering significant increases in stockholder value over the three-year performance period. Up to one-third (1/3) the performance stock options will vest and become exercisable on each of the first three anniversaries of the grant date, provided that the volume weighted average price of the Company’s common stock during any 30 consecutive trading day period in the three year performance period following the grant date of the stock options (“VWAP”) equals or exceeds certain levels. For the Company’s Chief Executive Officer, 25% of his performance stock options will be deemed to have satisfied the performance-based conditions and will be eligible to be exercised over time if the VWAP equals or exceeds $35; an additional 25% of his options will be deemed to have satisfied the performance-based condition and will be eligible to be exercised if the VWAP equals or exceeds $50; an additional 16.675% of the options will be deemed to have satisfied the performance-based condition and will be eligible to be exercised if the VWAP equals or exceeds $65; an additional 16.65% of the options will be deemed to have satisfied the performance-based condition and will be eligible to be exercised if the VWAP equals or exceeds $80; and the remaining 16.675% of the options will be deemed to have satisfied the performance-based condition and will be eligible to be exercised if the VWAP equals or exceeds $100. There will be no interpolation for the Chief Executive Officer’s performance stock option if the VWAP falls between any two stock price hurdles, unless in the event of a change in control.  For executive officers other than the Chief Executive Officer, 25% of the performance stock options will be deemed to have satisfied the performance-based condition and will be eligible to be exercised if the VWAP equals $35; an additional 25% of the options will be deemed to have satisfied the performance-based condition and will be eligible to be exercised if the VWAP equals $50; and the remaining 50% of the options will be deemed to have satisfied the performance-based condition and will be eligible to be exercised if the VWAP equals or exceeds $100.  If the VWAP falls between two of the stock price hurdles, an incremental number of options will become exercisable based on linear interpolation in $1 increments. Failure to achieve any of the stock price hurdles applicable to a performance stock option during the three-year performance period will result in the applicable options not becoming exercisable. The performance-based stock options have a maximum term of seven years from the grant date.

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

Net revenue, cost of revenue, gross profit (loss) and gross margin for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin	Net Revenue	Revenue	Profit/(Loss)	Margin
For the period ended September 30, 2021:
Sales of fuel cell systems and related infrastructure	$115,999	$89,235	$26,764	23.1%	$262,049	$198,122	$63,927	24.4%
Services performed on fuel cell systems and related infrastructure	6,677	18,697	(12,020)	(180.0)%	18,397	47,258	(28,861)	(156.9)%
Provision for loss contracts related to service	—	7,462	(7,462)	N/A	—	15,641	(15,641)	N/A
Power Purchase Agreements	9,321	31,199	(21,878)	(234.7)%	25,508	71,776	(46,268)	(181.4)%
Fuel delivered to customers	11,556	27,857	(16,301)	(141.1)%	33,804	90,331	(56,527)	(167.2)%
Other	369	550	(181)	(49.1)%	679	856	(177)	(26.1)%
Total	$143,922	$175,000	$(31,078)	(21.6)%	$340,437	$423,984	$(83,547)	(24.5)%
For the period ended September 30, 2020:
Sales of fuel cell systems and related infrastructure	$83,662	$69,428	$14,234	17.0%	$151,876	$117,290	$34,586	22.8%
Services performed on fuel cell systems and related infrastructure	6,829	9,180	(2,351)	(34.4)%	19,586	27,300	(7,714)	(39.4)%
Provision for loss contracts related to service	—	25,147	(25,147)	N/A	—	25,948	(25,948)	N/A
Power Purchase Agreements	6,629	14,744	(8,115)	(122.4)%	19,629	44,019	(24,390)	(124.3)%
Fuel delivered to customers	9,831	17,002	(7,171)	(72.9)%	24,536	39,332	(14,796)	(60.3)%
Other	97	131	(34)	(35.1)%	235	275	(40)	(17.0)%
Total	$107,048	$135,632	$(28,584)	(26.7)%	$215,862	$254,164	$(38,302)	(17.7)%

The amount of provision for common stock warrants recorded as a reduction of revenue during the three and nine months ended September 30, 2021 and 2020, respectively, is shown in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Sales of fuel cell systems and related infrastructure	$—	$(16,146)	$(27)	$(19,287)
Services performed on fuel cell systems and related infrastructure	(69)	(688)	(340)	(1,412)
Power Purchase Agreements	(652)	(758)	(2,454)	(1,887)
Fuel delivered to customers	(573)	(1,034)	(1,925)	(2,612)
Total	$(1,294)	$(18,626)	$(4,746)	$(25,198)

Net Revenue

Revenue – sales of fuel cell systems and related infrastructure. Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations. Revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2021 increased $32.3 million, or 38.7%, to $116.0 million from $83.7 million for the three months ended September 30, 2020. Included within revenue was a provision for common stock warrants of $0 and $16.1 million for the three months ended September 30, 2021 and 2020, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, an increase in hydrogen installations and a decrease in the provision for common stock warrants. There were 4,559 GenDrive units recognized as revenue during the three months ended September 30, 2021, compared to 3,709 for the three months ended September 30, 2020. There was hydrogen infrastructure revenue associated with 16 hydrogen sites during the three months ended September 30, 2021, compared to 13 during the three months ended September 30, 2020.

Revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2021 increased $110.2 million, or 72.5%, to $262.1 million from $151.9 million for the nine months ended September 30, 2020. Included within revenue was a provision for common stock warrants of $27 thousand and $19.3 million for the nine months ended September 30, 2021 and 2020, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, an increase in hydrogen installations and a decrease in the provision for common stock warrants. There were 9,533 GenDrive units recognized as revenue during the nine months ended September 30, 2021, compared to 7,217 for the nine months ended September 30, 2020. There was hydrogen infrastructure revenue associated with 38 hydrogen sites during the nine months ended September 30, 2021, compared to 18 during the nine months ended September 30, 2020.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. At September 30, 2021, there were 18,685 fuel cell units and 78 hydrogen installations under extended maintenance contracts, an increase from 13,421 fuel cell units and 56 hydrogen installations at September 30, 2020. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2021 decreased $0.2 million, or 2.2%, to $6.7 million as compared to $6.8 million for the three months ended September 30, 2020. Included within revenue was provision for common stock warrants of $69 thousand and $688 thousand for the three months ended September 30, 2021 and 2020, respectively. The main drivers in decrease in revenue was a reduction in billings for run time hours that exceeded certain levels given certain changes in the overall contract, partially offset by the decrease in the provision for common stock warrants. Although the number of units and sites grew year over year, many of the units and sites deployed in the third quarter of 2021 were deployed late in the quarter and hence the full impact of associated service revenues will commence in the fourth quarter of 2021.

Revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2021 decreased $1.2 million, or 6.1%, to $18.4 million as compared to $19.6 million for the nine months ended September 30, 2020. Included within revenue was provision for common stock warrants of $340 thousand and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively. The main drivers in decrease in revenue was a reduction in billings for run time hours that exceeded certain levels given certain changes in the overall contract, partially offset by the decrease in the provision for common stock warrants. Although the number of units and sites grew year over year, many of the units and sites deployed in the third quarter of 2021 were deployed late in the quarter and hence the full impact of associated service revenues will commence in the fourth quarter of 2021.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service. At September 30, 2021, there were 61 GenKey sites associated with PPAs, as compared to 36 at September 30, 2020. Revenue from PPAs for the three months ended September 30, 2021 increased $2.7 million, or 40.6%, to $9.3 million from $6.6 million for the three months ended September 30, 2020. Included within revenue was provision for common stock warrants of $652 thousand and $758 thousand for the three months ended September 30, 2021 and 2020, respectively. The increase in revenue from PPAs for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily attributable to the new sites for existing customers and new customers accessing the PPA subscription solution, and a slight decrease in the provision for common stock warrants.

Revenue from PPAs for the nine months ended September 30, 2021 increased $5.9 million, or 30.0%, to $25.5 million from $19.6 million for the nine months ended September 30, 2020. Included within revenue was provision for common stock warrants of $2.5 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in revenue from PPAs for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily attributable to the new sites for existing customers and new customers accessing the PPA subscription solution, offset in part by the increase in the provision for common stock warrants.

Revenue – fuel delivered to customers.  Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site. Revenue associated with fuel delivered to customers for the three months ended September 30, 2021 increased $1.7 million, or 17.5%, to $11.6 million from $9.8 million for the three months ended September 30, 2020. Included within revenue was provision for common stock warrants of $573 thousand and $1.0 million for the three months ended September 30, 2021 and 2020, respectively. The increase in revenue was due to an increase in the number of sites with fuel contracts from 94 as of September 30, 2020 to 141 as of September 30, 2021, and a slight decrease in the provision for common stock warrants.  A number of the new sites had not received fuel as of September 30, 2021, and therefore the increase in revenue from the third quarter of 2021 was not proportionate to the increase in new sites.

Revenue associated with fuel delivered to customers for the nine months ended September 30, 2021 increased $9.3 million, or 37.8%, to $33.8 million from $24.5 million for the nine months ended September 30, 2020. Included within revenue was provision for common stock warrants of $1.9 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in revenue was due to an increase in the number of sites with fuel contracts from 94 as of September 30, 2020 to 141 as of September 30, 2021, and a slight decrease in the provision for common stock warrants. A number of the new sites had not received fuel as of September 30, 2021, and therefore the increase in revenue from the third quarter of 2021 was not proportionate to the increase in new sites.

Cost of Revenue

Cost of revenue – sales of fuel cell systems and related infrastructure.  Cost of revenue from sales of fuel cell systems and related infrastructure includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary backup power units, and hydrogen fueling infrastructure referred to at the site level as hydrogen installations. Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2021 increased 28.5%, or $19.8 million, to $89.2 million, compared to $69.4 million for the three months ended September 30, 2020. This increase was driven by the increase in GenDrive deployment volume and increase in hydrogen installations, as well as certain unexpected costs, including varied COVID related issues such as increased freight and material costs and higher labor costs given staffing and coverage issues. There were 4,559 GenDrive units recognized as revenue during the three months ended September 30, 2021, compared to 3,709 for the three months ended September 30, 2020. Revenue associated with 16 hydrogen installations was recognized during the three months ended September 30, 2021, compared to 13 during the three months ended September 30, 2020. Gross profit generated from sales of fuel cell systems and related infrastructure increased to 23.1% for the three months ended September 30, 2021, compared to 17.0% for the three months ended September 30, 2020 primarily due to a decrease in the reduction of revenue for warrants for sales of fuel cell systems and related infrastructure of $16.1 million.  For the three months ended September 30, 2021 and 2020, the reduction of revenue for warrants was $0 and $16.1 million, respectively. We expect these cost trends will continue into the end of 2021, but begin to abate once the global supply chain has normalized.

Cost of revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2021 increased 68.9%, or $80.8 million, to $198.1 million, compared to $117.3 million for the nine months ended September 30, 2020. This increase was driven by the increase in GenDrive deployment volume and increase in hydrogen installations, as well as certain unexpected costs, including varied COVID related issues such as increased freight and material costs and higher labor costs given staffing and coverage issues. There were 9,533 GenDrive units recognized as revenue during the nine months ended September 30, 2021, compared to 7,217 for the nine months ended September 30, 2020. Revenue associated with 38 hydrogen installations was recognized during the nine months ended September 30, 2021, compared to 18 during the nine months ended September 30, 2020. Gross profit generated from sales of fuel cell systems and related infrastructure increased to 24.4% for the nine months ended September 30, 2021, compared to 22.8% for the nine months ended September 30, 2020 primarily due to a decrease in the reduction of revenue for warrants for sales of fuel cell systems and related infrastructure of $19.3 million.  For the nine months ended September 30, 2021 and 2020, the reduction of revenue for warrants was $0 and $19.3 million, respectively. We expect these cost trends will continue into the end of 2021, but begin to abate once the global supply chain has normalized.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. At September 30, 2021, there were 18,685 fuel cell units and 78 hydrogen installations under extended maintenance contracts, an increase from 13,421 fuel cell units and 56 hydrogen installations at September 30, 2020, respectively. Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2021 increased 103.7%, or $9.5 million, to $18.7 million, compared to $9.2 million for the three months ended September 30, 2020. The increase in cost of revenue was due primarily to increase in volume and certain unexpected costs, including varied COVID related issues such as increased freight and material costs, higher labor costs given staffing and coverage issues, and scrap charges associated with certain parts. Gross loss increased to (180.0)% for the three months ended September 30, 2021, compared to (34.4)% for the three months ended September 30, 2020, primarily due to certain unexpected costs, including varied COVID related issues, scrap charges associated with certain parts as well as a reduction in billings for run time hours that exceeded certain levels given certain changes in the overall contract, partially offset by a change in the release of the previously recorded loss accrual from $314 thousand during the three months ended September 30, 2020 to $2.3 million during the three months ended September 30, 2021. We expect these cost trends will continue into the end of 2021, but begin to abate once the global supply chain has normalized.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2021 increased 73.1%, or $20.0 million, to $47.3 million, compared to $27.3 million for the nine months ended September 30, 2020. The increase in cost of revenue was due primarily to certain unexpected costs, including varied COVID related issues such as increased freight costs, certain vendor transition and force majeure issues that impacted hydrogen infrastructure service costs, and scrap charges associated with certain parts. At September 30, 2021, there were 18,685 fuel cell units and 78 hydrogen installations under extended maintenance contracts, an increase from 13,421 fuel cell units and 56 hydrogen installations at September 30, 2020, respectively. Gross loss increased to (156.9)% for the nine months ended September 30, 2021, compared to (39.4)% for the nine months ended September 30, 2020, primarily due to certain unexpected costs including varied COVID related issues, certain vendor transition and force majeure issues that impacted hydrogen infrastructure service costs, and scrap charges associated with certain parts, as well as a reduction in billings for run time hours that exceeded certain levels given certain changes in the overall contract. This was partially offset by a release of the previously recorded loss accrual from $839 thousand during the nine months ended September 30, 2020 to $6.1 million during the nine months ended September 30, 2021. We expect these cost trends will continue into the end of 2021, but begin to abate once the global supply chain has normalized.

Cost of revenue – provision for loss contracts related to service.  The Company also recorded a provision for loss contracts related to service of $7.5 million for the three months ended September 30, 2021, compared to $25.2 million for the three months ended September 30, 2020. The decrease in the provision for loss contracts related to service was primarily a function of a higher provision in 2020, due to an increase in estimated projected cost to service fuel cell systems and related infrastructure, as the Company determined in the third quarter of 2020 that certain cost down initiatives were taking longer to achieve than originally estimated.  This was offset by the increase in the provision as a result of more new sites under service contract during the three months ended September 30, 2021 as compared to number of sites for the three months ended September 30, 2020.  In addition, the Company determined during the third quarter of 2020 that the projected provision for the Amazon Warrant would be significantly higher than previously estimated.

The Company also recorded a provision for loss contracts related to service of $15.6 million for the nine months ended September 30, 2021, compared to $26.0 million for the nine months ended September 30, 2020. The decrease in the provision for loss contracts related to service was primarily a function of a higher provision in 2020, due to an increase in estimated projected cost to service fuel cell systems and related infrastructure, as the Company determined in the third quarter of 2020 that certain cost down initiatives were taking longer to achieve than originally estimated. This was offset by the increase in the provision as a result of more new sites under service contract during the nine months ended September 30, 2021 as compared to number of sites for the three months ended September 30, 2020.  In addition, the Company determined during the third quarter of 2020 that the projected provision for the Amazon Warrant would be significantly higher than previously estimated.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment.  At September 30, 2021, there were 61 GenKey sites associated with PPAs, as compared to 36 at September 30, 2020. Cost of revenue from PPAs for the three months ended September 30, 2021 increased 111.6%, or $16.5 million, to $31.2 million from $14.7 million for the three months ended September 30, 2020 due to the increase in units and sites under PPA contract as well as certain COVID related issues such as increased freight costs, scrap charges associated with certain parts and an impairment charge of $1.3 million. Gross loss increased to (234.7)% for the three months ended September 30, 2021, as compared to (122.4)% for the three months ended September 30, 2020 primarily due to certain COVID related issues, scrap charges associated with certain parts, and an impairment charge of $1.3 million.

Cost of revenue from PPAs for the nine months ended September 30, 2021 increased 63.1%, or $27.8 million, to $71.8 million from $44.0 million for the nine months ended September 30, 2020 primarily due to the increase in units and sites under PPA contract as well as certain COVID related issues such as increased freights costs, certain force majeure issues that impacted hydrogen infrastructure service costs, scrap charges associated with certain parts and an impairment charge of $1.3 million. Gross loss increased to (181.4)% for the nine months ended September 30, 2021, as compared to (124.3)% for the nine months ended September 30, 2020 primarily due to certain COVID related issues, certain force majeure issues that impacted hydrogen infrastructure service costs, scrap charges associated with certain parts, and an impairment charge of $1.3 million.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers and costs for onsite generation. Cost of revenue from fuel delivered to customers for the three months ended September 30, 2021 increased 63.8%, or $10.9 million, to $27.9 million from $17.0 million for the three months ended September 30, 2020. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements, costs associated with managing availability of molecule in the supply chain as well as a shortage of delivery capability (both drivers and delivery assets), and higher fuel costs. As a result of these higher costs, gross loss increased to (141.1)% during the three months ended September 30, 2021, compared to (72.9)% during the three months ended September 30, 2020. We expect higher hydrogen molecule costs to continue at least through 2021.

Cost of revenue from fuel delivered to customers for the nine months ended September 30, 2021 increased 129.7%, or $51.0 million, to $90.3 million from $39.3 million for the nine months ended September 30, 2020. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements, and higher fuel costs. Also significantly impacting the cost of fuel for the nine months ended September 30, 2021 was a vendor transition and force majeure events primarily related to hydrogen plant shutdowns. Gross loss increased to (167.2)% during the nine months ended September 30, 2021, compared to (60.3)% during the nine months ended September 30, 2020. The increased gross loss is primarily due to the vendor transition and force majeure issues mentioned above. The cost associated with the vendor transition amounted to approximately $16.3 million for the nine months ended September 30, 2021, which were recorded in the Company’s unaudited interim condensed consolidated statement of operations as cost of revenue – fuel delivered to customers. The Company also purchased certain fuel tanks from the fuel provider during the nine months ended September 30, 2021. We expect higher hydrogen molecule costs to continue at least through 2021.

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

Research and development expense for the three months ended September 30, 2021 increased $9.2 million, or 125.2%, to $16.6 million, from $7.4 million for the three months ended September 30, 2020.  The overall growth in R&D investment is commensurate with the Company’s future expansion into new markets, new product lines, and varied vertical integrations. The average number of R&D employees was 139 at September 30, 2020 compared to 264 at September 30, 2021.

Research and development expense for the nine months ended September 30, 2021 increased $20.6 million, or 120.9%, to $37.6 million, from $17.0 million for the nine months ended September 30, 2020.  The overall growth in R&D investment is commensurate with the Company’s future expansion into new markets, new product lines, and varied vertical integrations. The average number of R&D employees was 132 at September 30, 2020 compared to 227 at September 30, 2021.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2021, increased $25.2 million, or 146.5%, to $42.4 million from $17.2 million for the three months ended September 30, 2020. This increase was primarily related to increases in salaries and stock-based compensation due to increased headcount and branding expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2021, increased $56.7 million, or 113.5%, to $106.7 million from $50.0 million for the nine months ended September 30, 2020. This increase was primarily related to increases in salaries and stock-based compensation due to increased headcount and branding expenses, in addition to costs associated with the restatement of our previous years’ financial statements.

Contingent Consideration.  The fair value of the contingent consideration related to the Giner ELX, Inc. and United Hydrogen Group Inc. acquisitions was remeasured as of September 30, 2021, which resulted in a $8.5 million charge for the three months ended September 30, 2021 and a $8.8 million charge for the nine months ended September 30, 2021, both of which are reflected in the unaudited interim condensed consolidated statement of operations for the three and nine months ended September 30, 2021, respectively, primarily due to an increase in projected revenues associated with electrolyzers.

Interest, net. Interest, net consists of interest expense related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations, as well as interest income. Interest decreased $11.9 million, or (68.9)%, from $17.2 million for the three months ended September 30, 2020 to $5.4 million for the three months ended September 30, 2021. Interest decreased $14.5 million, or (34.2)%, from $42.4 million for the nine months ended September 30, 2020 to $27.9 million for the nine months ended September 30, 2021. This decrease was primarily driven by the exchange and conversion during both 2020 and 2021 of the 7.5% Convertible Senior Note and 5.5% Convertible Senior Notes, and the adoption of ASU 2020-06 which reduced the noncash interest expense on convertible notes.

Other expense, net. Other expense, net consists of other expenses related to our foreign currency exchange losses, offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, restricted cash and available-for-sale securities. Other expense, net decreased $253 thousand for the three months ended September 30, 2021 in comparison to the three months ended September 30, 2020 and decreased $134 thousand for the nine months ended September 30, 2021 in comparison to the nine months ended September 30, 2020.

Realized loss on investments, net. Realized loss on investments, net consists of the sales and maturities related to available-for-sale debt securities. For the three months and nine months ended September 30, 2021, the Company had $254 thousand and $236 thousand, respectively, of net realized loss on investments. The Company did not have an investment portfolio in 2020, and as such there were no realized gains or losses.

Change in fair value of equity securities. Change in fair value of equity securities consists of the changes in fair value for equity securities from the purchase date to the end of the period.  For the three months and nine months ended September 30, 2021, the Company had $607 thousand and $284 thousand, respectively, of change in the fair value of equity securities. The Company did not have an investment portfolio in 2020, and as such there were no realized gains or losses.

Loss on equity method investments. Loss on equity method investments consists of our interest in Hyvia, which is our 50/50 joint venture with Renault. For both the three and nine months ended September 30, 2021, the Company recorded a loss of $1.7 million on equity method investments as HyVia had not yet started commercial operations. The Company did not have any equity method investments in 2020, and as such there were no realized gains or losses.

Income Tax

The Company did not record any income tax expense or benefit for the three or nine months ended September 30, 2021. The Company recognized an income tax benefit for the three and nine months ended September 30, 2020 of  $6.6 million and $24.0 million, respectively.  Income tax benefit for the three and nine months ended September 30, 2020 included $6.6 million and $19.0, million, respectively, resulting from the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized an income tax benefit resulting from a source of future taxable income attributable to the net credit to additional paid-in capital related to the issuance of the 3.75% Convertible Senior Notes, offset by the partial extinguishment of the 5.5% Convertible Senior Notes. In addition, the Company recorded $5.0 million of income tax benefit for the three and nine months ended September 30, 2020 related to the recognition of net deferred tax liabilities in connection with the Giner ELX, Inc. acquisition, which resulted in a corresponding reduction in our deferred tax asset valuation allowance. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

The net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

Liquidity and Capital Resources

Liquidity

As of September 30, 2021 and December 31, 2020, the Company had $3.4 billion and $1.3 billion of cash and cash equivalents and $481.2 million and $321.9 million of restricted cash, respectively. In January and February 2021, the Company issued and sold in a registered equity offering an aggregate of 32.2 million shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $2.0 billion. Furthermore, in February 2021, the Company completed the previously announced sale of its common stock in connection with a strategic partnership with SK Holdings to accelerate the use of hydrogen as an alternative energy source in Asian markets. The Company sold 54,996,188 shares of its common stock to a subsidiary of SK Holdings at a purchase price of $29.2893 per share, or an aggregate purchase price of approximately $1.6 billion.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $267.1 million and $112.1 million for the nine months ended September 30, 2021 and 2020, respectively, and had an accumulated deficit of $2.2 billion at September 30, 2021.

The Company’s significant obligations consisted of the following as of September 30, 2021:

(i)	Operating and finance leases totaling $162.7 million and $19.8 million, respectively, of which $23.3 million and $2.8 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

(ii)	Finance obligations totaling $207.8 million, of which approximately $35.6 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

(iii)	Long-term debt, primarily related to the Company’s Loan Agreement with Generate Capital totaling $147.3 million, of which $23.5 million is classified as short term on our consolidated balance sheets. See Note 9, “Long-Term Debt”, for more details.

(iv)	Convertible senior notes totaling $192.3 million at September 30, 2021. See Note 10, “Convertible Senior Notes” for more details.

The Company’s working capital was $4.5 billion at September 30, 2021, which included unrestricted cash and cash equivalents of $3.4 billion. The Company plans to invest a portion of its available cash to expand its current production and manufacturing capacity and to fund strategic acquisitions and partnerships and capital projects. In the fourth quarter of 2021, the Company expects to invest approximately €5 million, of which €2.5 million will be in the form of a shareholder loan. Future use of the Company’s funds is discretionary and the Company believes that its working capital and cash position will be sufficient to fund its operations for at least one year after the date the financial statements are issued.

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

In January and February 2021, the Company issued and sold in a registered equity offering an aggregate of 32.2 million shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $2.0 billion.

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

During the year ended December 31, 2020, the Company, under another series of amendments to the Loan Agreement, borrowed an incremental $100.0 million. As part of the amendment to the Loan Agreement, the Company’s interest rate on the secured term loan facility was reduced to 9.50% from 12.00% per annum, and the maturity date was extended to October 31, 2025 from October 6, 2022. On September 30, 2021, the outstanding balance under the Term Loan Facility was $137.7 million. In addition to the Term Loan Facility, on September 30, 2021 there was approximately $9.5 million of debt outstanding related to the United Hydrogen Group, Inc. acquisition.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments are funded in part by releases of restricted cash, as described in Note 19, “Commitments and Contingencies.” Based on the amortization schedule as of September 30, 2021, the aforementioned loan balance under the Term Loan Facility will be fully paid by October 31, 2025.  The Company is in compliance with, or has obtained waivers for, all debt covenants.

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

As of September 30, 2021, the Term Loan Facility requires the principal balance as of each of the following dates not to exceed the following (in thousands):

December 31, 2021	$127,317
December 31, 2022	93,321
December 31, 2023	62,920
December 31, 2024	33,692
December 31, 2025	—

Several key indicators of liquidity are summarized in the following table (in thousands):

	Nine months	Year
	ended or at	ended or at
	September 30, 2021	December 31, 2020
Cash and cash equivalents at end of period	$3,371,962	$1,312,404
Restricted cash at end of period	481,230	321,880
Working capital at end of period	4,518,052	1,380,830
Net loss attributable to common stockholders	(267,051)	(596,181)
Net cash used in operating activities	(348,501)	(155,476)
Net cash used in investing activities	(1,014,294)	(95,334)
Net cash provided by financing activities	3,581,762	1,515,529

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

The initial conversion rate for the 3.75% Convertible Senior Notes is 198.6196 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.03 per share of the Company’s common stock, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. During the three months ended September 30,

2021, certain conditions allowing holders of the 3.75% Convertible Senior Notes to convert were met. The 3.75% Convertible Senior Notes are therefore convertible during the calendar quarter ending September 30, 2021 at the conversion rate discussed above. During the nine months ended September 30, 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted and the Company issued approximately 3.0 million shares of common stock in conjunction with these conversions.

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

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

September 30,
2021
Principal amounts:
Principal	$197,278
Unamortized debt issuance costs (1)	(4,958)
Net carrying amount	$192,320
1)	Included in the unaudited interim condensed consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense, the amortization of debt issuance costs and the effective interest rate related to the 3.75% Convertible Senior Notes (in thousands, except for effective interest rate):

September 30,
2021
Interest expense	$1,849
Amortization of debt issuance costs	306
Total	2,155

Effective interest rate	4.50%

Based on the closing price of the Company’s common stock of $25.54 on September 30, 2021, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at September 30, 2021 was approximately $1.0 billion. The fair value estimation was primarily based on an active stock exchange trade on September 30, 2021 of the 3.75% Convertible Senior Notes. See Note 15, “Fair Value Measurements,” for a description of the fair value hierarchy.

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

Common Stock Forward

In connection with the issuance of the 5.5% Convertible Senior Notes, the Company also entered into a forward stock purchase transaction (the “Common Stock Forward”), pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. In connection with the issuance of the 3.75% Convertible Senior Notes and the partial repurchase of the 5.5% Convertible Senior Notes, the Company amended and extended the maturity of the Common Stock Forward to June 1, 2025.  The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

The net cost incurred in connection with the Common Stock Forward of $27.5 million was recorded as an increase in treasury stock in the unaudited interim condensed consolidated balance sheets. The related shares were accounted for as a repurchase of common stock.

The book value of the 5.5% Notes Capped Call and Common Stock Forward are not remeasured.

During the fourth quarter of 2020, the Common Stock Forward was partially settled and, as a result, the Company received 4.4 million shares of its common stock. During the three 0 shares were settled and received by the Company.  During the nine months ended September 30, 2021, 8.1 million shares were settled and received by the Company.

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

Under the terms of the original Amazon Warrant, the first tranche of the 5,819,652 Amazon Warrant Shares vested upon execution of the Amazon Warrant, and the remaining Amazon Warrant Shares vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The $6.7 million fair value of the first tranche of the Amazon Warrant Shares was recognized as selling, general and administrative expense upon execution of the Amazon Warrant.

Provision for the second and third tranches of Amazon Warrant Shares is recorded as a reduction of revenue because they represent consideration payable to a customer.

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

At December 31, 2020, all 55,286,696 of the Amazon Warrant Shares had vested.  For service contracts entered into prior to December 31, 2020, the warrant charge associated with that revenue was capitalized and is subsequently amortized over the life of the service contract. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended September 30, 2021 and 2020 was $106 thousand and $17.3 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the nine months ended September 30, 2021 and 2020 was $315 thousand and $22.0 million, respectively. During the three and nine months ended September 30, 2021, the Amazon Warrant was exercised with respect to 3,501,640 and 17,461,994 shares of common stock, respectively.

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

At both September 30, 2021 and December 31, 2020, 13,094,217 of the Walmart Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended September 30, 2021 and 2020 was $1.2 million and $1.3 million, respectively. The amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the nine months ended September 30, 2021 and 2020 was $4.4 million and $3.2 million, respectively. During the three months ended March

31, 2021, the Walmart Warrant had been exercised with respect to 7,274,565 shares of common stock. There were no exercises during the second or third quarter of 2021.

Operating and Finance Lease Liabilities

As of September 30, 2021, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.  At the end of the lease term, the leased assets may be returned to the lessor by the Company, the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates.  No residual value guarantees are contained in the leases.  No financial covenants are contained within the lease; however there are customary operational covenants such as assurance the Company properly maintains the leased assets and carries appropriate insurance, etc.  The leases include credit support in the form of either cash, collateral or letters of credit.  See Note 19, “Commitments and Contingencies” for a description of cash held as security associated with the leases.

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of September 30, 2021.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of September 30, 2021 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
Remainder of 2021	$9,929	$1,019	$10,948
2022	39,932	4,012	43,944
2023	39,989	3,989	43,978
2024	39,957	3,996	43,953
2025 and thereafter	90,241	10,843	101,084
Total future minimum payments	220,048	23,859	243,907
Less imputed interest	(57,364)	(4,074)	(61,438)
Total	$162,684	$19,785	$182,469

Rental expense for all operating leases was $9.6 million and $8.1 million for the three months ended September 30, 2021 and 2020, respectively. Rental expense for all operating leases was $25.8 million and $20.6 million for the nine months ended September 30, 2021 and 2020, respectively.

The gross profit on sale/leaseback transactions for all operating leases was $30.7 million and $25.2 million for the three months ended September 30, 2021 and 2020, respectively. The gross profit on sale/leaseback transactions for all operating leases was $66.1 million and $44.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Right of use assets for sale/leaseback transactions obtained in exchange for new operating lease liabilities was $26.6 million and $24.6 million for the three months ended September 30, 2021 and 2020, respectively. Right of use assets for sale/leaseback transactions obtained in exchange for new operating lease liabilities was $62.5 million and $32.7 million for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021 and December 31, 2020, the right of use assets associated with operating leases was $200.2 million and $136.9 million, respectively. The accumulated depreciation for these right of use assets was $32.3 million and $19.9 million at September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, the right of use assets associated with finance leases was $22.8 million and $5.7 million, respectively. The accumulated depreciation for these right of use assets was $757 thousand and $102 thousand at September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, security deposits associated with sale/leaseback transactions were $3.3 million and $5.8 million, respectively, and were included in other assets in the consolidated balance sheets

Other information related to the operating leases are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash payments (in thousands)	$25,726	$14,954
Weighted average remaining lease term (years)	5.72	4.55
Weighted average discount rate	11.2%	11.8%

Right of use assets obtained in exchange for new finance lease liabilities were $5.8 million and $0 for the three months ended September 30, 2021 and 2020, respectively. Right of use assets obtained in exchange for new finance lease liabilities were $17.9 million and $686 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Other information related to the finance leases are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash payments (in thousands)	$2,128	$252
Weighted average remaining lease term (years)	4.57	6.51
Weighted average discount rate	6.9%	9.6%

Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at September 30, 2021 was $190.5 million, $30.5 million and $160.0 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheet. The outstanding balance of this obligation at December 31, 2020 was $157.7 million, $24.2 million and $133.5 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of September 30, 2021 and December 31, 2020.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at September 30, 2021 was $17.3 million, $5.1 million and $12.2 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet.  The outstanding balance of this obligation at December 31, 2020 was $23.9 million, $8.0 million and $15.9 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheets. The fair value of this finance obligation approximated the carrying value as of both September 30, 2021 and December 31, 2020.

Future minimum payments under finance obligations notes above as of September 30, 2021 were as follows (in thousands)

			Total
	Sale of Future	Sale/leaseback	Finance
	revenue - debt	financings	Obligations
Remainder of 2021	$12,788	$1,680	$14,468
2022	50,632	4,975	55,607
2023	50,632	3,148	53,780
2024	50,632	16,154	66,786
2025 and thereafter	86,614	—	86,614
Total future minimum payments	251,298	25,957	277,255
Less imputed interest	(60,760)	(8,658)	(69,418)
Total	$190,538	$17,299	$207,837

Other information related to the above finance obligations are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash payments (in thousands)	$41,325	$31,693
Weighted average remaining term (years)	4.88	4.74
Weighted average discount rate	11.3%	11.3%

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $301.3 million was required to be restricted as security as of September 30, 2021, which restricted cash will be released over the lease term. As of September 30, 2021, the Company also had certain letters of credit backed by restricted cash totaling $137.7 million that are security for the above noted sale/leaseback agreements.

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

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. Management has assessed and concluded that these prices are reasonable and has not adjusted any prices received from the independent provider. Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2021.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of September 30, 2021
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$610,651	$610,651	$140,574	$470,077	$—
Corporate bonds	530,089	530,089	—	530,089	—
Commercial paper	35,795	35,795	—	35,795	—
U.S. Treasuries	169,878	169,878	169,878	—	—
Certificates of deposit	17,004	17,004	—	17,004	—
Equity securities	147,649	147,649	147,649	—	—

Liabilities
Contingent consideration	18,520	18,520	—	—	18,520
Convertible senior notes	192,320	1,006,639	—	1,006,639	—
Long-term debt	147,255	147,255	—	—	147,255
Finance obligations	207,837	207,837	—	—	207,837

	As of December 31, 2020
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	9,760	9,760	—	—	9,760
Convertible senior notes	85,640	1,272,766	—	1,272,766	—
Long-term debt	175,402	175,402	—	—	175,402
Finance obligations	181,553	181,553	—	—	181,553
(1)	Included in “Cash and cash equivalents” in our consolidated balance sheets as of September 30, 2021.

The fair values for available-for-sale and equity securities are based on prices obtained from independent pricing services. Available-for-sale securities are characterized as Level 2 assets, as their fair values are determined using observable market inputs. Equity securities are characterized as Level 1 assets, as their fair values are determined using active markets for identical assets.

Available-for-sale securities

The amortized cost, gross unrealized gains and losses, fair value of those investments classified as available-for-sale securities, and allowance for credit losses at September 30, 2021 are summarized as follows (in thousands):

	Amortized	Gross	Gross	Fair	Allowance for
	Cost	Unrealized Gains	Unrealized Losses	Value	Credit Losses
Corporate bonds	$533,691	$93	$(3,695)	$530,089	—
Commercial paper	35,719	76	—	35,795	—
Certificates of deposit	17,017	—	(13)	17,004	—
U.S. Treasuries	170,414	1	(537)	169,878	—
Total	$756,841	$170	$(4,245)	$752,766	$—

A summary of the amortized cost and fair value of investments classified as available-for-sale, by contractual maturity, at September 30, 2021 is as follows (in thousands):

	September 30, 2021
	Amortized	Fair
Maturity:	Cost	Value
Within one year	$447,479	$446,011
After one through five years	309,362	306,755
Total	$756,841	$752,766

The cost, gross unrealized gains, gross unrealized losses, and fair value of those investments classified as equity securities at September 30, 2021 are summarized as follows (in thousands):

	September 30, 2021
		Gross	Gross	Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
Fixed income mutual funds	$77,766	$—	$(132)	$77,634
Exchange traded mutual funds	70,167	—	(152)	70,015
Total	$147,933	$—	$(284)	$147,649

Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for fuel cell systems and related infrastructure that has been sold. We measure loss accruals at the customer contract level. The expected revenues and expenses for these contracts include all applicable expected costs of providing services over the remaining term of the contracts and the related unearned net revenue. A loss is recognized if the sum of expected costs of providing services under the remaining term of the contract exceeds related unearned net revenue and is recorded as a provision for loss contracts related to service in the consolidated statements of operations. A key component of these estimates is the expected future service costs. In estimating the expected future costs, the Company considers its current service cost level and applies significant judgment related to expected cost saving initiatives. The expected future cost savings will be primarily dependent upon the success of the Company’s initiatives related to increasing stack life, achieving better economies of scale for service labor, and improvements in design and operations of infrastructure. If the expected cost saving initiatives are not realized, this will increase the estimated costs of providing services and will adversely affect our estimated contract loss accrual. Further, we continue to work to improve quality and reliability; however, unanticipated additional quality issues or warranty claims may arise and additional material charges may be incurred in the future. These quality issues could also adversely affect our contract loss accrual. Service costs during 2021 have been higher than previously estimated.  The Company has undertaken or will soon undertake several initiatives to extend the life and improve the reliability of its equipment. As a result of these initiatives and our additional expectation that the increase in certain costs attributable to the global pandemic will abate, the Company believes that its contract loss accrual is sufficient.  However, if elevated service costs persist, the Company will adjust its estimated future service costs and increase its contract loss accrual estimate.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements that are likely to have a current or future significant effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, inventories, intangible assets, impairment of long-lived assets and PPA executory contract consideration, accrual for loss on extended maintenance contracts, operating and finance leases, product warranty accruals, unbilled revenue, common stock warrants, income taxes, stock-based compensation, and contingencies. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes in our critical accounting estimates from those reported in our 2020 10-K, other than the addition of stock-based compensation.

Stock-based compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees and directors.  In September 2021, the Company issued performance stock option awards that include a market condition for certain executives. The Company uses the Monte Carlo simulation model to determine the fair value of performance stock option awards that include a market condition. In estimating fair value, management is required to make certain assumptions and estimates such as the expected term, volatility of the Company’s future share price, risk-free rate, and future dividend yield. Changes in assumptions used to estimate fair value could result in materially different results.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

Other than the adoption of the accounting guidance mentioned in our 2020 10-K and ASU 2020-06, there have been no other significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

On January 1, 2021, we early adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) using the modified retrospective approach. Consequently, the Company’s 3.75% Convertible Senior Notes is now accounted for as a single liability measured at its amortized cost. This accounting change removed the impact of recognizing the equity component of the Company’s convertible notes at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization. Future interest expense of the convertible notes will be lower as a result of adoption of this guidance and net loss per share will be computed using the if-converted method for convertible instruments. The cumulative effect of the accounting change upon adoption on January 1, 2021 increased the carrying amount of the 3.75% Convertible Senior Notes by $120.6 million, reduced accumulated deficit by $9.6 million and reduced additional paid-in capital by $130.2 million as of September 30, 2021.

Recent Accounting Guidance Not Yet Effective

All issued but not yet effective accounting and reporting standards as of September 30, 2021 are either not applicable to the Company or are not expected to have a material impact on the Company.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no material change from the information provided in the 2020 10-K “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” other than those described below.

During the first nine months of 2021, the Company purchased U.S. Treasury securities, corporate bonds, commercial paper, certificates of deposit and money market funds, in which the major components of market risk affecting us are credit risk and interest rate risk. We also purchased equity securities, in which the major component of market risk affecting us is equity risk.

Our exposure to changes in foreign currency rates is primarily related to sourcing inventory from foreign locations and operations of HyPulsion, S.A.S., our French subsidiary that develops and sells hydrogen fuel cell systems for the European material handling market. In addition, we also have an investment in HyVia, a joint venture with Renault that plans to manufacture and sell FCE-LCVs and to supply hydrogen fuel and fueling stations to support the FCE-LCV market primarily in Europe.  Our exposure to foreign currency can give rise to foreign exchange risk resulting from our equity method investment with HyVia, which operates in Europe. The Company reviews the level of foreign content as part of its ongoing evaluation of overall sourcing strategies and considers the exposure to be not significant. Our HyPulsion exposure presently is mitigated by low levels of operations and its sourcing is primarily intercompany in nature and denominated in U.S. dollars. Our HyVia exposure presently is immaterial as we have not yet commenced commercial activities.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in 2018, 2019 and 2020 because of the material weakness in internal control over financial reporting described in Part II, Item 9A “Controls and Procedures” of our 2020 10-K. The material weakness has not been remediated as of September 30, 2021.

Material Weakness

Management identified that the following deficiency existed in internal control over financial reporting in 2018, 2019 and 2020: the Company did not maintain a sufficient complement of trained, knowledgeable resources to execute its responsibilities with respect to internal control over financial reporting for certain financial statement accounts and disclosures. As a consequence, the Company did not conduct an effective risk assessment process that was responsive to changes in the Company's operating environment and did not design and implement effective process-level controls activities in the following areas:

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

Exclusive of the steps taken in remediation activities, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March and May 2021, Company stockholders, individually and on behalf of all persons who purchased or otherwise acquired Plug securities between November 9, 2020 and March 16, 2021 (the “Class”), filed complaints in the U.S. District Court for the Southern District of New York and U.S. District Court for the Central District of California against the Company, Plug Chief Executive Officer Andrew Marsh, and Plug Chief Financial Officer Paul Middleton (together, the “Defendants”), captioned Dawn Beverly et al. v. Plug Power Inc. et al., Case No. 1:21-cv-02004 (S.D.N.Y.), Smolíček v. Plug Power Inc. et al., Case No. 2:21-cv-02402 (C.D. Cal.) and Tank v. Plug Power Inc. et al., Case No. 1:21-cv-03985 (S.D.N.Y.).  The complaints include two claims, for (1) violation of Section 10(b) of the Exchange Act and Rule 10b5 promulgated thereunder (against all Defendants); and (2) violation of Section 20(a) of the Exchange Act (against Mr. Marsh and Mr. Middleton).  The complaints allege that Defendants failed to disclose that the Company (i) “would be unable to timely file its 2020 annual report due to delays related to the review of classification of certain costs and the recoverability of the right to use assets with certain leases”; and (ii) “was reasonably likely to report material weaknesses in its internal control over financial reporting[.]”  The complaints allege that, a result, “positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis,” causing Class members losses and damages. The complaints seek compensatory damages “in an amount to be proven at trial, including interest thereon”; “reasonable costs and expenses incurred in th[e] action”; and “[s]uch other and further relief as the [c]ourt may deem just and proper.” On July 22, 2021, the U.S. District Court for the Southern District of New York consolidated the three cases and appointed a lead plaintiff. On July 28, 2021, Tank v. Plug Power, et. al., was voluntarily dismissed. An amended complaint was filed in the consolidated action on October 6, 2021.

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

3.7

Fifth Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.7 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2021 and incorporated by reference herein).

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
10.1 (1)

Eleventh Amendment and Waiver to the Loan and Security Agreement, dated September 30, 2021, by and among Plug Power Inc., Emerging Power Inc., Emergent Power Inc., the other borrowers from time to time party thereto, and Generate PPL SPV I, LLC, as assignee of Generate Lending, LLC.

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

PLUG POWER INC.

Date: November 9, 2021	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)