Form 10-K/A
period 2020-12-31
PLUG POWER INC
filed 2022-03-14
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,733,184,540 based on the last reported sale of the common stock on The NASDAQ Capital Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 9, 2022, 578,009,043 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note to the Form 10-K/A

As disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021 filed by Plug Power Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on March 1, 2022, the Company is filing this Annual Report on Form 10-K/A ( the “Form 10-K/A”) for the year ended December 31, 2020 to:

●	Amend its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to also include the quarterly periods ended March 31, 2020 and 2019, June 30, 2020 and 2019 and September 30, 2020 and 2019: and
●	Amend Part II, Item 9A, “Controls and Procedures” to clarify that the material weakness identified as of December 31, 2020 also existed in 2018 and 2019 and its disclosure controls and procedures were not effective as of December 31, 2018 and 2019.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-K/A currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as provided above, this Form 10-K/A speaks as of the date of, and sets forth the information in the original Form 10-K (the “Original Filing”) filed by the Company with the SEC on May 14, 2021 in its entirety and does not amend, update or change any financial statements or other items or disclosures. Accordingly, this Form 10- K/A should be read in conjunction with the Company’s other SEC filings.

Explanatory Note to the Original Filing

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

Restatement Background

As described in our Current Report on Form 8-K filed with the SEC on March 16, 2021, the Company and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that, because of errors identified in the Company’s previously issued financial statements, the Company is restating its financial statements as of and for the years ended December 31, 2019 and 2018 and for each of the quarterly periods ended March 31, 2020 and 2019, June 30, 2020 and 2019, September 30, 2020 and 2019, in its Form 10-K for the year ended December 31, 2020 (collectively, the “Prior Period Financial Statements”). In addition, we have restated the statement of operations for the three months ended December 31, 2019, which was previously disclosed as a note in its form 10-K for  the year ended December 31, 2019.

These errors were identified after the Company reported its 2020 fourth quarter and year end results on February 25, 2021 during the course of the audit with respect to the Company’s financial statements for the year ended December 31, 2020, as well as during preparation of this Annual Report on Form 10-K. We have determined that these errors were the result of a material weakness in internal control over financial reporting that is reported in management’s report on internal control over financial reporting as of December 31, 2020, December 31, 2019 and December 31, 2018, in Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K.

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

Internal Control Considerations

In connection with the restatement, our management has assessed the effectiveness of our internal control over financial reporting. Based on this assessment, management identified a material weakness in our internal control over financial reporting, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2020, December 31, 2019 and December 31, 2018. Management is taking steps to remediate the material weakness in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.”

See Part II, Item 9A, “Controls and Procedures,” for additional information related to the identified material weakness in internal control over financial reporting and the related remediation measures.

PART I

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

●	the risk that we continue to incur losses and might never achieve or maintain profitability;
●	the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us;
●	the risk of dilution to our stockholders and/or stock price should we need to raise additional capital;
●	the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis;
●	the risk that unit orders may not ship, be installed and/or converted to revenue, in whole or in part;
●	the risk that a loss of one or more of our major customers, or if one of our major customers delays payment of or is unable to pay its receivables, a material adverse effect could result on our financial condition;
●	the risk that a sale of a significant number of shares of stock could depress the market price of our common stock;
●	the risk that our convertible senior notes, if settled in cash, could have a material effect on our financial results;
●	the risk that our convertible note hedges may affect the value of our convertible senior notes and our common stock;
●	the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability;
●	the risk of potential losses related to any product liability claims or contract disputes;
●	the risk of loss related to an inability to remediate the material weakness identified in internal control over financial reporting as of December 31, 2020, December 31, 2019 and December 31, 2018, or inability to otherwise maintain an effective system of internal control;
●	the risk that the determination to restate the Prior Period Financial Statements could negatively affect investor confidence and raise reputational issues;
●	the risk of loss related to an inability to maintain an effective system of internal controls;
●	our ability to attract and maintain key personnel;
●	the risks related to the use of flammable fuels in our products;
●	the risk that pending orders may not convert to purchase orders, in whole or in part;
●	the cost and timing of developing, marketing and selling our products;
●	the risks of delays in or not completing our product development goals;
●	the risks involved with participating in joint ventures;
●	our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers;
●	our ability to successfully pursue new business ventures;
●	our ability to achieve the forecasted gross margin on the sale of our products;
●	the cost and availability of fuel and fueling infrastructures for our products;

●	the risks, liabilities, and costs related to environmental, health and safety matters;
●	the risk of elimination of government subsidies and economic incentives for alternative energy products;
●	market acceptance of our products and services, including GenDrive, GenSure and GenKey systems;
●	our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing, and the supply of key product components;
●	the cost and availability of components and parts for our products;
●	the risk that possible new tariffs could have a material adverse effect on our business;
●	our ability to develop commercially viable products;
●	our ability to reduce product and manufacturing costs;
●	our ability to successfully market, distribute and service our products and services internationally;
●	our ability to improve system reliability for our products;
●	competitive factors, such as price competition and competition from other traditional and alternative energy companies;
●	our ability to protect our intellectual property;
●	the risk of dependency on information technology on our operations and the failure of such technology;
●	the cost of complying with current and future federal, state and international governmental regulations;
●	our subjectivity to legal proceedings and legal compliance;
●	the risks associated with past and potential future acquisitions; and
●	the volatility of our stock price.

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

Summary of Risk Factors

The risk factors detailed in Item 1A titled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

●	Our products and performance depend largely on the availability of hydrogen gas and an insufficient supply of hydrogen could negatively affect our sales and deployment of our products and services;
●	We will continue to be dependent on certain third-party key suppliers for components in our products and failure of a supplier to develop and supply components in a timely manner or at all, or our inability to substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products or increase our cost of production;
●	Volatility in commodity prices and product shortages may adversely affect our gross margins;
●	We depend on a concentration of anchor customers for the majority of our revenues and the loss of any of these customers would adversely affect our business, financial condition, results of operations and cash flows;
●	Our ability to source parts and raw materials from our suppliers could be disrupted or delayed in our supply chain which could adversely affect our results of operations;
●	Weakness in the economy, market trends and other conditions affecting the profitability and financial stability of our customers could negatively impact our sales growth and results of operations;
●	We face risks associated with our plans to market, distribute and service our products and services internationally.

●	Our investments in joint ventures may involve numerous risks that may affect the ability of such joint ventures to make distributions to us;
●	Our products and services face intense competition and technological advances in alternative energy companies, battery systems or other fuel cell technologies may make our products less attractive or render them obsolete;
●	If we cannot obtain financing to support the sale of our products and service to customers or our power purchase agreements with customers, such failure may adversely affect our liquidity and financial position;
●	We may require additional capital funding and such capital may not be available to us;
●	We have incurred losses and anticipate continuing to incur losses;
●	Our indebtedness could adversely affect our liquidity, financial condition and our ability to fulfill our obligations and operate our business;
●	The agreement governing our Term Loan Facility with Generate Lending, LLC contains covenant restrictions that may limit our ability to operate our business;
●	Convertible debt securities that may be settled in cash could have a material effect on our reported financial results;
●	We may not be able to expand our business or manage our future growth effectively;
●	Delays in or not completing our product development goals may adversely affect our revenue and profitability;
●	The convertible note hedges may affect the value of our common stock;
●	We are subject to counterparty risk with respect to the convertible note hedge transactions;
●	Certain component quality issues have resulted in adjustments to our warranty reserves and the accrual for loss contracts;
●	Our products use flammable fuels that are inherently dangerous substances and an actual or perceive problem with our products could adversely affect the market’s perception of our products;
●	If our unit orders do not ship, are not installed and/or converted to revenue, in whole or in part, we may have to compensate customers, by either reimbursement, forfeiting portions of associated revenue, or other methods depending on the terms of the customer contracts, which could have an adverse impact on our revenue and cash flow;
●	We are dependent on information technology in our operations and the failure of such technology may adversely affect our business;
●	Our future plans could be harmed if we are unable attract or retain key personnel;
●	We may not be able to protect important intellectual property and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others;
●	We are subject to legal proceedings and legal compliance risks that could harm our business;
●	Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States;
●	If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of investors, resulting in a decline in our stock price;
●	If we do not effectively remediate the material weakness identified in internal control over financial reporting as of December 31, 2020, December 31, 2019 and December 31, 2018, or if we otherwise fail to maintain an effective system of internal control, we may not be able to accurately report our financial results or prevent fraud;
●	Our determination to restate the Prior Period Financial Statements as a result of the identification of accounting errors may affect investor confidence and raise reputational issues;
●	We are in the process of resolving SEC comments relating to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Form 8-K filed with the SEC on November 9, 2020 regarding certain accounting and financial disclosure matters, which could possibly result in changes in our existing accounting and financial disclosure;
●	The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives, could reduce demand for our products, lead to a reduction in our revenues and adversely impact our operating results and liquidity re may be a risk of;

●	We are subject to various federal, state and local environmental and human health and safety laws and regulations that could impose significant costs and liabilities on us;
●	Trade policies, treaties and tariffs could have a material adverse effect on our business;
●	Our business may become subject to increased government regulation;
●	Changes in tax laws or regulations or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition;
●	The changes in the carryforward/carryback periods as well as the new limitations on use of net operating losses may significantly impact our valuation allowance assessments for net operating losses;
●	We may be unable to establish or maintain relationships with third parties for certain aspects of continued product developments, manufacturing, distribution and servicing and the supply of key components for our products;
●	We may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any ability to do so may disrupt our business and hinder our ability to grow, divert the attention of key personnel, disrupt our business and impair our financial results;
●	We may be unable to successfully pursue new business ventures;
●	Our stock price and stock trading volume have been and could remain volatile, and the value of your investment could decline;
●	Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us;
●	If securities analysts do not publish research or reports or if they publish unfavorable or inaccurate research about our business and our stock, the price of our stock and the trading volume could decline;
●	Provisions in our charter documents and Delaware law may discourage or delay an acquisition of the Company by a third party that stockholders may consider favorable;
●	We do not anticipate paying any dividends on our common stock; and
●	The choice of forum provisions in our amended and restated bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former director, officer, other employee, agent, or stockholder.

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

We expect to leverage our manufacturing prowess at  our  Rochester Innovation Center, which is currently under development, and will serve as Plug Power’s fuel cell and electrolyzer gigafactory, driving industry scale in manufacturing.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).” This Accounting Standards Update (“ASU”) simplifies the complexity associated with applying generally accepted accounting principles in the United States (“GAAP”) for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the 3.75% Convertible Senior Notes and the 5.5% Convertible Senior Notes, will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. This guidance is required to be adopted by January 1, 2022, and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has elected to early adopt this guidance on January 1, 2021 using the modified retrospective method. Under this transition method, the cumulative effect of accounting change will remove the impact of recognizing the equity component of the Company’s convertible notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effective of the accounting change will increase the carrying amount of the convertible notes by $120.7 million, accumulated deficit will be reduced by $9.5 million and additional paid-in capital will be reduced by $130.2 million. Future interest expense of the convertible notes will be lower as a result of adoption of this guidance and net loss per share will be computed using the if-converted method for these securities.

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

Management identified the following deficiency in internal control over financial reporting as of December 31, 2020, December 31, 2019 and December 31, 2018: the Company did not maintain a sufficient complement of trained, knowledgeable resources to execute their responsibilities with respect to internal control over financial reporting for certain financial statement accounts and disclosures. As a consequence, the Company did not conduct an effective risk assessment process that was responsive to changes in the Company’s operating environment and did not design and implement effective process-level controls activities in the following areas: presentation of operating expenses; accounting for lease-related transactions; identification and evaluation of impairment, loss-contract accrual, certain expense accruals, and deemed dividends; and timely identification of adjustments to physical inventory in interim periods. See Item 9A, “Controls and Procedures,” in this Annual Report on Form 10-K for additional information regarding the identified material weakness and our actions to date to remediate the material weakness.

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

We received comment letters from the staff of the SEC’s Division of Corporation Finance (the “Staff”) relating to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”) and the Form 8-K filed with the SEC on November 9, 2020. Until these comments are resolved, or until any additional comments raised by the Staff during this process are resolved, we cannot provide assurance that we will not be required to amend the 2019 Form 10-K, the Form 8-K or make any material changes to the accounting or financial disclosures contained in the 2019 Form 10-K, the Form 8-K or similar disclosures made in our other filings, including this Annual Report on Form 10-K for the year ended December 31, 2020.

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

Restatement

This MD&A gives effect to certain adjustments made to our previously reported consolidated financial statements as of and for the years ended December 31, 2019 and 2018 and the quarterly periods ended March 31, 2020 and 2019, June 30 2020 and 2019 and September 30, 2020 and 2019. Due to the restatement of these periods, the data set forth in this MD&A may not be comparable to discussions and data included in our previously filed Annual Reports on Form 10-K for 2019 and 2018. Refer to Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” of the accompanying audited financial statements for further details related to the Restatement and immaterial correction of errors and the impact on our consolidated financial statements.

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

Governance

On February 18, 2021, the Company’s Board appointed Kimberly A. Harriman as a director and as a member of the Audit Committee of the Board. On February 24, 2021, in connection with the closing of the SK Holdings investment, the Board appointed Kyungyeol Song as a director of the Company. Each of Ms. Harriman and Mr. Song has been designated as a Class III director to serve until the Company’s 2023 Annual Meeting of Stockholders.

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

Comparison of years ended December 31, 2020, December 31, 2019 and December 31, 2018

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

At issuance in May 2020, the total net proceeds from the 3.75% Convertible Senior Notes were as follows:

Amount
(in thousands)
Principal amount	$212,463
Less initial purchasers’ discount	(6,374)
Less cost of related capped calls	(16,253)
Less other issuance costs	(617)
Net proceeds	$189,219

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

(ii)	Services performed on fuel cell systems and related infrastructure

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

(iii)	Power Purchase Agreements

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
●	In order for the lease to be classified as an operating lease, the present value of the future lease payments cannot exceed 90% of the fair value of the leased assets. The Company estimates the fair value of the lease assets using the sales prices.
●	In order for a lease to be classified as an operating lease, the lease term cannot exceed 75% (major part) of the estimated useful life of the leased asset. The average estimated useful life of the fuel cells is 10 years, and the average estimated useful life of the hydrogen infrastructure is 20 years. These estimated useful lives are compared to the term of each lease to determine the appropriate lease classification.
(iv)	Fuel Delivered to Customers

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

The following table shows the rollforward of balance in the accrual for loss contracts, including changes due to the passage of time, additions and changes in estimates (in thousands):

		December 31, 2019	December 31, 2018
	December 31, 2020	(as restated)	(as restated)
Beginning Balance	$3,702	$5,345	$—
Provision (benefit) for Loss Accrual	35,473	(394)	5,345
Released to Service Cost of Sales	(2,348)	(1,249)	—
Released to Provision for Warrants	(12,814)	—	—
Ending Balance	$24,013	$3,702	$5,345

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This ASU simplifies the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the Company’s 3.75% Convertible Senior Notes, will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. This guidance is required to be adopted by January 1, 2022, and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has elected to early adopt this guidance on January 1, 2021 using the modified retrospective method. Under this transition method, the cumulative effect of accounting change removed the impact of recognizing the equity component of the Company’s convertible notes at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization. The cumulative effect of the accounting change upon adoption on January 1, 2021 increased the carrying amount of the convertible notes by $120.7 million, reduced accumulated deficit by $9.5 million and reduced additional paid-in capital by $130.2 million. Future interest expense of the convertible notes will be lower as a result of adoption of this guidance and net loss per share will be computed using the if-converted method for convertible instruments.

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

Comparison of three-and-nine month periods ended September 30, 2020 and September 30, 2019- Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying restated unaudited interim condensed consolidated financial statements disclosed in financial statement Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2019.

Results of Operations, as restated

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

Net revenue, cost of revenue, gross profit (loss) and gross margin for the three and nine months ended September 30, 2020 and 2019, as restated, were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin	Net Revenue	Revenue	Profit/(Loss)	Margin
For the period ended September 30, 2020, as restated:
Sales of fuel cell systems and related infrastructure	$83,662	$69,428	$14,234	17.0%	$151,876	$117,290	$34,586	22.8%
Services performed on fuel cell systems and related infrastructure	6,829	9,180	(2,351)	(34.4)%	19,586	27,300	(7,714)	(39.4)%
Provision for loss contracts related to service	—	25,147	(25,147)	N/A	—	25,948	(25,948)	N/A
Power Purchase Agreements	6,629	14,744	(8,115)	(122.4)%	19,629	44,019	(24,390)	(124.3)%
Fuel delivered to customers	9,831	17,002	(7,171)	(72.9)%	24,536	39,332	(14,796)	(60.3)%
Other	97	131	(34)	(35.1)%	235	275	(40)	(17.0)%
Total	$107,048	$135,632	$(28,584)	(26.7)%	$215,862	$254,164	$(38,302)	(17.7)%
For the period ended September 30, 2019, as restated:
Sales of fuel cell systems and related infrastructure	$38,883	$25,183	$13,700	35.2%	$80,135	$50,824	$29,311	36.6%
Services performed on fuel cell systems and related infrastructure	6,205	7,802	(1,597)	(25.7)%	17,889	22,976	(5,087)	(28.4)%
Provision for loss contracts related to service	—	(206)	206	N/A	—	(407)	407	N/A
Power Purchase Agreements	6,520	10,814	(4,294)	(65.9)%	18,889	29,476	(10,587)	(56.0)%
Fuel delivered to customers	7,649	11,149	(3,500)	(45.8)%	21,320	32,447	(11,127)	(52.2)%
Other	135	150	(15)	(11.1)%	135	150	(15)	(11.1)%
Total	$59,392	$54,892	$4,500	7.6%	$138,368	$135,466	$2,902	2.1%

Net Revenue

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2020 increased $44.8 million (as restated), or 115.2% (as restated), to $83.7 million  (as restated) from $38.9 million (as restated) for the three months ended September 30, 2019. Included within revenue was provision for common stock warrants of $16.1 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, change in product mix, variations in customer programs, and an increase in hydrogen installations, offset partially by the increase in the provision for common stock warrants. There were 3,709 GenDrive units recognized as revenue during the three months ended September 30, 2020, compared to 1,513 for the three months ended September 30, 2019. There was hydrogen infrastructure revenue associated with 13 hydrogen sites during the three months ended September 30, 2020, compared to zero during the three months ended September 30, 2019.

Revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2020 increased $71.7 million (as restated), or 89.5% (as restated), to $151.9 million (as restated) from $80.1 million (as restated) for the nine months ended September 30, 2019 Included within revenue was provision for common stock warrants of $19.3 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, change in product mix, variations in customer programs, and an increase in hydrogen installations, offset partially by the increase in the provision for common stock warrants. There were 7,217 GenDrive units recognized as revenue during the nine months ended September 30, 2020, compared to 6,058 for the nine months ended September 30, 2019. There was hydrogen infrastructure revenue associated with 18 hydrogen sites during the nine months ended September 30, 2020, compared to two during the nine months ended September 30, 2019.

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

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the three months ended September 30, 2020 increased $0.1 million (as restated), or 1.7% (as restated), to $6.6 million (as restated) from $6.5 million (as restated) for the three months ended September 30, 2019. Included within revenue was provision for common stock warrants of $0.8 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. The increase in revenue from PPAs for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily attributable to the increase in units associated with PPAs, offset in part by the increase in the provision for common stock warrants.

Revenue from PPAs for the nine months ended September 30, 2020 increased $0.7 million (as restated), or 3.9% (as restated), to $19.6 million (as restated) from $18.9 million (as restated) for the nine months ended September 30, 2019. Included within revenue was provision for common stock warrants of $1.9 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in revenue from PPAs for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributable to the increase in units associated with PPAs, offset in part by the increase in the provision for common stock warrants.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2020 increased 175.7% (as restated), or $44.2 million (as restated), to $69.4 million (as restated), compared to $25.2 million (as restated) for the three months ended September 30, 2019. This increase was driven by the increase in GenDrive deployment volume and increase in hydrogen installations. There were 3,709 GenDrive units recognized as revenue during the three months ended September 30, 2020, compared to 1,513 for the three months ended September 30, 2019. Revenue associated with 13 hydrogen installations was recognized during the three months ended September 30, 2020, compared to zero during the three months ended September 30, 2019. Gross margin generated from sales of fuel cell systems and related infrastructure decreased to 17.0% (as restated) for the three months ended September 30, 2020, compared to 35.2% (as restated) for the three months ended September 30, 2019, primarily due to the increase in the provision for common stock warrants.

Cost of revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2020 increased 130.8% (as restated), or $66.5 million (as restated), to $117.3 million (as restated), compared to $50.8 million (as restated) for the nine months ended September 30, 2019. This increase was driven by the increase in GenDrive deployment volume and increase in hydrogen installations. There were 7,217 GenDrive units recognized as revenue during the nine months ended September 30, 2020, compared to 6,058 for the nine months ended September 30, 2019. Revenue associated with 13 hydrogen installations was recognized during the nine months ended September 30, 2020, compared to zero during the nine months ended September 30, 2019. Gross margin generated from sales of fuel cell systems and related infrastructure decreased to 22.8% (as restated) for the nine months ended September 30, 2020, compared to 36.6% (as restated) for the nine months ended September 30, 2019, primarily due to the increase in the provision for common stock warrants.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2020 increased 17.7% (as restated), or $1.4 million (as restated), to $9.2 million (as restated), compared to $7.8 million (as restated) for the three months ended September 30, 2019. Gross margin decreased to (34.4)% (as restated) for the three months ended September 30, 2020, compared to (25.7)% (as restated) for the three months ended September 30, 2019, primarily due to the increase in the provision for common stock warrants.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2020 increased 18.8% (as restated), or $4.3 million (as restated), to $27.3 million (as restated), compared to $23.0 million (as restated) for the nine months ended September 30, 2019. Gross margin decreased to (39.4)% (as restated) for the nine months ended September 30, 2020, compared to (28.4)% (as restated) for the nine months ended September 30, 2019, primarily due to the increase in the provision for common stock warrants.

Cost of revenue – provision for loss contracts related to service.  The Company also recorded a provision for loss contracts related to service of $25.1 million (as restated) in the third quarter of 2020, an increase of $25.4 million (as restated) from ($206 thousand) (as restated) for the three months ended September 30, 2019.  The increase in the provision for loss accrual in the third quarter of 2020 was driven primarily by an increase in estimated projected costs to service units and an increase  in the number of service contracts during the three months ended September 30, 2020 as compared to the quarter ended September 30, 2019.  The Company determined during the third quarter of 2020, based on historical experience, that certain cost down initiatives were taking longer to achieve than originally estimated. As a result, the Company increased its estimated projected costs to service fuel cell systems and related infrastructure. The Company entered into 10 new service contracts during the third quarter of 2020 compared to zero during the third quarter of 2019. Additionally, the Company determined during the third quarter of 2020 that the projected provision for the Amazon Warrant would be significantly higher than previously experienced.

The Company also recorded a provision for loss contracts related to service of $25.9 million (as restated) for the nine months ended September 30, 2020, an increase of $26.4 million (as restated) from ($407 thousand) (as restated) for the nine months ended September 30, 2019.  The increase in the provision for loss accrual for the first nine months of 2020 was driven primarily by an increase in estimated projected costs to service units and an increase  in the number of service contracts during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.  The Company determined during the third quarter of 2020, based on historical experience, that certain cost down initiatives were taking longer to achieve than originally estimated. As a result, the Company increased its estimated projected costs to service fuel cell systems and related infrastructure.  The Company entered into 15 new service contracts during the first nine months of 2020 compared to zero during the first nine months of 2019. Additionally, the Company determined during the third quarter of 2020 that the projected provision for the Amazon Warrant would be significantly higher than previously experienced.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment.  Cost of revenue from PPAs for the three months ended September 30, 2020 increased 36.3% (as restated), or $3.9 million (as restated), to $14.7 million (as restated) from $10.8 million (as restated) for the three months ended September 30, 2019. Gross margin decreased to (122.4)% (as restated) for the three months ended September 30, 2020, as compared to (65.9)% (as restated) for the three months ended September 30, 2019, primarily due to program investments targeting performance improvements, as well as incremental service costs during the quarter associated with increased usage of units at some of our primary customer sites caused by the COVID-19 pandemic and an increase in the provision for common stock warrants.

Cost of revenue from PPAs for the nine months ended September 30, 2020 increased 49.3% (as restated), or $14.5 million (as restated), to $44.0 million (as restated) from $29.5 million (as restated) for the nine months ended September 30, 2019. Gross margin decreased to (124.3)% (as restated) for the nine months ended September 30, 2020, as compared to (56.0)% (as restated) for the nine months ended September 30, 2019, primarily due to program investments targeting performance improvements, as well as incremental service costs during the nine months ended September 30, 2020 associated with increased usage of units at some of our primary customer sites caused by the COVID-19 pandemic and an increase in the provision for common stock warrants.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers and costs for onsite generation. Cost of revenue from fuel delivered to customers for the three months ended September 30, 2020 increased 52.5% (as restated), or $5.9 million (as restated), to $17.0 million (as restated) from $11.1 million (as restated) for the three months ended September 30, 2019. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs. Gross margin decreased to (72.9)% (as restated) during the three months ended September 30, 2020, compared to (45.8)% (as restated) during the three months ended September 30, 2019, primarily due to an increase in cost of fuel paid to suppliers and an increase in the provision for common stock warrants.

Cost of revenue from fuel delivered to customers for the nine months ended September 30, 2020 increased 21.2% (as restated), or $6.9 million (as restated), to $39.3 million (as restated) from $32.4 million (as restated) for the nine months ended September 30, 2019. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs. Gross margin decreased to (60.3)% (as restated) during the nine months ended September 30, 2020, compared to (52.2)% (as restated) during the nine months ended September 30, 2019, primarily due to an increase in cost of fuel paid to suppliers and an increase in the provision for common stock warrants.

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

Research and development expense for the three months ended September 30, 2020 increased $3.8 million (as restated), or 107.3% (as restated), to $7.4 million (as restated), from $3.6 million (as restated) for the three months ended September 30, 2019.  The increase was primarily due to additional R&D program investments such as programs associated with improvement of fuel efficiency, GenDrive unit performance and new product development such as on-road delivery trucks, drone applications, and increase in headcount.

Research and development expense for the nine months ended September 30, 2020 increased $6.9 million (as restated), or 67.4% (as restated), to $17.0  million (as restated), from $10.1 million (as restated) for the nine months ended September 30, 2019.  The increase was primarily due to additional R&D program investments such as programs associated with improvement of fuel efficiency, GenDrive unit performance and new product development such as on-road delivery trucks, drone applications, and increase in headcount.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2020, increased $6.8 million (as restated), or 65.6% (as restated), to $17.2 million (as restated) from $10.4 million (as restated) for the three months ended September 30, 2019. This increase was primarily related to acquisition and debt restructuring charges in addition to increases in salaries, employee bonuses, stock-based compensation and headcount.

Selling, general and administrative expenses for the nine months ended September 30, 2020, increased $16.7 million (as restated), or 50.4% (as restated), to $50.0 million (as restated) from $33.2 million (as restated) for the nine months ended September 30, 2019.  This increase was primarily related to acquisition and debt restructuring charges in addition to increases in salaries, employee bonuses, stock-based compensation and headcount.

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

Net interest and other expense for the three months ended September 30, 2020 increased $9.3 million (as restated), or 112.1% (as restated), as compared to the three months ended September 30, 2019. This increase was attributable to an increase in interest expense associated with the Company’s finance obligations, long-term debt and the issuance of the convertible senior note, as mentioned above.

Net interest and other expense for the nine months ended September 30, 2020 increased $18.1 million (as restated), or 73.6% (as restated), as compared to the nine months ended September 30, 2019. This increase was attributable to an increase in finance obligations, long-term debt and the issuance of the convertible senior note, as mentioned above.

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

We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $112.1 million (as restated) and $66.3 million (as restated) for the nine months ended September 30, 2020 and 2019, respectively, and had an accumulated deficit of $1.5 billion (as restated) at September 30, 2020.

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

During the nine months ended September 30, 2020, net cash used in operating activities was $156.5 million (as restated), consisting primarily of a net loss attributable to the Company of $112.1 million (as restated), and net outflows from fluctuations in working capital and other assets and liabilities of $90.8 million (as restated). The changes in working capital primarily were related to increases and decreases in various current asset and liability accounts. As of September 30, 2020, we had cash and cash equivalents of $448.1 million and net working capital of $526.1 million (as restated). By comparison, at December 31, 2019, we had cash and cash equivalents of $139.5 million and net working capital of $179.7 million (as restated).

Net cash used in investing activities for the nine months ended September 30, 2020 totaled $71.7 million and included net cash paid for acquisitions, purchases of intangible assets, purchases of property, plant and equipment, and outflows associated with materials, labor, and overhead necessary to construct new equipment related to PPAs and equipment related to fuel delivered to customers.

Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $590.2 million (as restated) and primarily resulted from the issuance of shares of common stock and convertible senior notes, and proceeds from borrowing on long-term debt, offset by the repurchase of convertible senior notes and purchase of related capped calls.

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

Convertible Senior Notes

In May 2020, the Company issued $212.5 million in aggregate principal amount of 3.75% convertible senior notes due  2025, which we refer to herein as the 3.75% Convertible Senior Notes. The total net proceeds from this offering, after deducting costs of the issuance, were $205.1 million. The Company used $90.2 million of the net proceeds from the offering of the 3.75% Convertible Senior Notes to repurchase $66.3 million of the $100 million in aggregate principal amount of 5.5% Convertible Senior Notes due 2023, which we refer to herein as the 5.5% Convertible Senior Notes. In addition, the Company used approximately $16.3 million of the net proceeds from the offering of the 3.75% Convertible Senior Notes to enter into privately negotiated capped called transactions. In October 2020, $28.0 million of the remaining 5.5% Convertible Senior Notes converted into 12.2 million shares of common stock.

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

As of September 30, 2020, the Term Loan Facility requires the principal balance as of each of the following dates not to exceed the following (in thousands):

December 31, 2020	$164,017
December 31, 2021	127,317
December 31, 2022	93,321
December 31, 2023	62,920
December 31, 2024	33,692
December 31, 2025	—

Several key indicators of liquidity are summarized in the following table, as restated, (in thousands):

	Nine months	Year
	ended or at	ended or at
	September 30, 2020	December 31, 2019
Cash and cash equivalents at end of period	$448,140	$139,496
Restricted cash at end of period	283,232	230,004
Working capital at end of period	526,072	179,698
Net loss attributable to common stockholders	(112,076)	(85,555)
Net cash used in operating activities	(156,506)	(53,324)
Net cash used in investing activities	(71,715)	(14,244)
Net cash provided by financing activities	590,183	326,974

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

Lessee Obligations and Finance Obligations

As of September 30, 2020, the Company had operating and finance leases, as lessee.  These leases expire over the next one to eight years. Minimum rent payments under operating and finance leases are recognized on a straight-line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.  At September 30, 2020, operating lease liabilities totaled $85.0 million (as restated), of which $10.6 million (as restated) is due in the next twelve months. These operating leases were primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows, as summarized below. At September 30, 2020, finance lease liabilities totaled $2.8 million (as restated), of which

$0.4 million (as restated) is due in the next twelve months.  These finance lease liabilities are primarily associated with its property and equipment in Latham, New York.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  Additionally, the Company has entered into sale/leaseback transactions that were accounted for as financing transactions and reported as finance obligations. At September 30, 2020, finance obligations totaled $172.0 million (as restated), of which $31.3 million (as restated) is due in the next twelve months.

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

Comparison of three-and six-month periods ended June 30, 2020 and June 30, 2019 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying restated unaudited interim condensed consolidated financial statements disclosed in financial statement Note 2, “Restatement of Previously Issued Consolidated Financial Statements,”  and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2019.

Results of Operations as Restated

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

Revenue, cost of revenue, gross profit (loss) and gross margin for the three and six months ended June 30, 2020 and 2019, were as follows, as restated, (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin	Net Revenue	Revenue	Profit/(Loss)	Margin
For the period ended June 30, 2020, as restated:
Sales of fuel cell systems and related infrastructure	$47,746	$33,888	$13,858	29.0%	$68,214	$47,862	$20,352	29.8%
Services performed on fuel cell systems and related infrastructure	6,236	7,773	(1,537)	(24.6)%	12,757	18,120	(5,363)	(42.0)%
Provision for loss contracts related to service	—	706	(706)	N/A	—	801	(801)	N/A
Power Purchase Agreements	6,579	14,504	(7,925)	(120.5)%	13,000	29,275	(16,275)	(125.2)%
Fuel delivered to customers	7,372	11,076	(3,704)	(50.2)%	14,705	22,330	(7,625)	(51.9)%
Other	62	63	(1)	(1.6)%	138	144	(6)	(4.3)%
Total	$67,995	$68,010	$(15)	(0.0)%	$108,814	$118,532	$(9,718)	(8.9)%
For the period ended June 30, 2019, as restated:
Sales of fuel cell systems and related infrastructure	$38,702	$23,329	$15,373	39.7%	$41,252	$25,641	$15,611	37.8%
Services performed on fuel cell systems and related infrastructure	5,341	8,383	(3,042)	(57.0)%	11,684	15,174	(3,490)	(29.9)%
Provision for loss contracts related to service	—	(363)	363	N/A	—	(201)	201	N/A
Power Purchase Agreements	6,334	8,829	(2,495)	(39.4)%	12,369	18,662	(6,293)	(50.9)%
Fuel delivered to customers	7,089	11,146	(4,057)	(57.2)%	13,671	21,298	(7,627)	(55.8)%
Total	$57,466	$51,324	$6,142	10.7%	$78,976	$80,574	$(1,598)	(2.0)%

Net Revenue

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30, 2020 increased $9.0 million (as restated), or 23.4% (as restated), to $47.7 million from $38.7 million (as restated) for the three months ended June 30, 2019. Included within revenue was provision for common stock warrants of $2.5 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, change in product mix, variations in customer programs, and an increase in hydrogen installations, offset partially by the increase in the provision for common stock warrants. There were 2,683 units recognized as revenue during the three months ended June 30, 2020, compared to 1,997 for the three months ended June, 30 2019. There was hydrogen infrastructure revenue associated with five hydrogen sites during the three months ended June 30, 2020, compared to zero during the three months ended June 30, 2019.

Revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2020 increased $27.0 million (as restated), or 65.4% (as restated), to $68.2 million (as restated) from $41.3 million (as restated) for the six months ended June 30, 2019. Included within revenue was provision for common stock warrants of $3.1 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, change in product mix, variations in customer programs, and an increase in hydrogen installations, offset partially by the increase in the provision for common stock warrants. There were 3,508 units recognized as revenue during the six months ended June 30, 2020, compared to 2,091 for the six months ended June 30, 2019. There was hydrogen infrastructure revenue associated with eight hydrogen sites during the six months ended June 30, 2020, compared to zero during the six months ended June 30, 2019.

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

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the three months ended June 30, 2020 increased $0.2 million (as restated), or 3.9% (as restated), to $6.6 million (as restated) from $6.3 million (as restated)for  the three months ended June 30, 2019. Included within revenue was provision for common stock warrants of $0.6 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. The increase in revenue from PPAs for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily attributable to the increase in units associated with PPAs, offset in part by the increase in the provision for common stock warrants.

Revenue from PPAs for the six months ended June 30, 2020 increased $0.6 million (as restated), or 5.1% (as restated), to $13.0 million (as restated) from $12.4 million (as restated) for the six months ended June 30, 2019. Included within revenue was provision for common stock warrants of $1.1 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively. The increase in revenue from PPAs for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily attributable to the increase in units associated with PPAs, offset in part by the increase in the provision for common stock warrants.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30, 2020 increased 45.3% (as restated), or $10.6 million (as restated), to $33.9 million (as restated), compared to $23.3 million (as restated) for the three months ended June 30, 2019. This increase was driven by the increase in GenDrive deployment volume and increase in hydrogen installations. There were 2,683 units recognized as revenue during the three months ended June 30, 2020, compared to 1,997 for the three months ended June 30, 2019. Revenue associated with five hydrogen installations was recognized during the three months ended June 30, 2020, compared to zero during the three months ended June 30, 2019. Gross margin generated from sales of fuel cell systems and related infrastructure decreased to 29.0% for the three months ended June 30, 2020, compared to 39.7% for the three months ended June 30, 2019, primarily due to changes in product mix and customer profile mix.

Cost of revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2020 increased 86.7% (as restated), or $22.2 million (as restated), to $47.9 million (as restated), compared to $25.6 million (as restated) for the six months ended June 30, 2019. This increase was driven by the increase in GenDrive deployment volume and increase in hydrogen installations. There were 3,508 units recognized as revenue during the six months ended June 30, 2020, compared to 2,091 for the six months ended June 30, 2019. Revenue associated with eight hydrogen installations was recognized during the six months ended June 30, 2020, compared to zero during the six months ended June 30, 2019. Gross margin generated from sales of fuel cell systems and related infrastructure decreased to 29.8% (as restated) for the six months ended June 30, 2020, compared to 37.8% (as restated) for the six months ended June 30, 2019, primarily due to changes in product mix and customer profile mix.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2020 decreased 7.3% (as restated), or $0.6 million (as restated), to $7.8 million (as restated), compared to $8.4 million (as restated) for the three months ended June 30, 2019. Gross margin increased to (24.6)% (as restated) for the three months ended June 30, 2020, compared to (57.0)% (as restated) for the three months ended June 30, 2019, primarily due to program investments targeting performance improvements, offset by incremental service costs during the quarter associated with increased usage of units at some of our primary customer sites caused by the COVID-19 pandemic.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2020 increased 19.4% (as restated), or $2.9 million (as restated), to $18.1 million (as restated), compared to $15.2 million (as restated) for the six months ended June 30, 2019. Gross margin decreased to (42.0)% (as restated) for the six months ended June 30, 2020, compared to (29.9)% (as restated) for the six months ended June 30, 2019 primarily due to an increase in hydrogen infrastructure sites under service contracts as well as incremental service costs during 2020 associated with increased usage of units at some of our primary customer sites caused by the COVID-19 pandemic.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment.  Cost of revenue from PPAs for the three months ended June 30, 2020 increased 64.3% (as restated), or $5.7 million (as restated), to $14.5 million (as restated) from $8.8 million (as restated) for the three months ended June 30, 2019. Gross margin decreased to (120.5)% (as restated) for the three months ended June 30, 2020, as compared to (39.4)% (as restated) for the three months ended June 30, 2019, primarily due to program investments targeting performance improvements, as well as incremental service costs during the quarter associated with increased usage of units at some of our primary customer sites caused by the COVID-19 pandemic.

Cost of revenue from PPAs for the six months ended June 30, 2020 increased 56.9% (as restated), or $10.6 million (as restated), to $29.3 million from $18.7 million (as restated) for the six months ended June 30, 2019. Gross margin decreased to (125.2)% (as restated) for the six months ended June 30, 2020, as compared to (50.9)% (as restated) for the six months ended June 30, 2019, primarily due to program investments targeting performance improvements, as well as incremental service costs during the quarter associated with increased usage of units at some of our primary customer sites caused by the COVID-19 pandemic.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers and costs for onsite generation. Cost of revenue from fuel delivered to customers for the three months ended June 30, 2020 decreased 0.6% (as restated), or $0.1 million (as restated), to $11.1 million (as restated) from $11.1 million (as restated) for the three months ended June 30, 2019. The decrease was primarily due to improved efficiencies of existing fuel sites, offset by higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs. Gross margin increased to (50.2)% (as restated) during the three months ended June 30, 2020, compared to (57.2)% (as restated) during the three months ended June 30, 2019 primarily due to an increase in the number of sites, improved efficiencies on existing hydrogen sites, decrease in cost of fuel paid to suppliers, all of which was offset by the amount of provision for common stock warrants.

Cost of revenue from fuel delivered to customers for the six months ended June 30, 2020 increased 4.8% (as restated), or $1.0 million (as restated), to $22.3 million (as restated) from $21.3 million (as restated) for the six months ended June 30, 2019. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs. Gross margin increased to (51.9)% (as restated) during the six months ended June 30, 2020, compared to (55.8)% (as restated) during the six months ended June 30, 2019, primarily due to improved efficiencies on existing hydrogen sites, offset by an increase in the amount of provision for common stock warrants.

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

Research and development expense for the three months ended June 30, 2020 increased $1.3 million (as restated), or 35.1% (as restated), to $4.9 million (as restated), from $3.6 million (as restated) for the three months ended June 30, 2019.  The increase was primarily due to additional R&D program investments such as programs associated with improvement of fuel efficiency, GenDrive unit performance and new product development such as on-road delivery trucks, drone applications, and increase in headcount.

Research and development expense for the six months ended June 30, 2020 increased $3.0 million (as restated), or 45.9% (as restated), to $9.6 million (as restated), from $6.6 million (as restated) for the six months ended June 30, 2019.  The increase was primarily due to additional R&D program investments such as programs associated with improvement of fuel efficiency, GenDrive unit performance and new product development such as on-road delivery trucks, drone applications, and increase in headcount.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2020, increased $8.0 million (as restated), or 59.0% (as restated), to $21.6 million (as restated) from $13.6 million (as restated) for the three months ended

June 30, 2019. This increase was primarily related to acquisition and debt restructuring charges in addition to increases in salaries, employee bonuses, stock-based compensation and headcount.

Selling, general and administrative expenses for the six months ended June 30, 2020, increased $9.9 million (as restated), or 43.4% (as restated), to $32.7 million (as restated) from $22.8 million (as restated) for the six months ended June 30, 2019.  This increase was primarily related to acquisition and debt restructuring charges in addition to increases in salaries, employee bonuses, stock-based compensation and headcount.

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

Net interest and other expense for the three months ended June 30, 2020 increased $5.5 million (as restated), or 69.0% (as restated), as compared to the three months ended June 30, 2019. This increase was attributable to an increase in finance obligations, long-term debt and the issuance of the convertible senior note, as mentioned above.

Net interest and other expense for the six months ended June 30, 2020 increased $8.9 million (as restated), or 54.1% (as restated), as compared to the six months ended June 30, 2019. This increase was attributable to an increase in finance obligations, long-term debt and the issuance of the convertible senior note, as mentioned above.

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

Income Tax

The Company recognized an income tax benefit for the three and six months ended June 30, 2020 of $12.4 million as a result of the intraperiod tax allocation rules under ASC Topic 740-20, Intraperiod Tax Allocation, under which the Company recognized a benefit for current losses as a result of an entry to additional paid-in capital related to the issuance of the 3.75% Convertible Senior Notes. In addition, the Company recorded $5.0 million (as restated) of income tax benefit related to net deferred tax liabilities recorded in connection with the acquisition of Giner ELX and the resulting release of valuation allowances. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $46.9 million (as restated) and $47.9 million (as restated) for the six months ended June 30, 2020 and 2019, respectively, and had an accumulated deficit of $1.4 billion (as restated) at June 30, 2020.

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

During the six months ended June 30, 2020, net cash used in operating activities was $111.9 million (as restated), consisting primarily of a net loss attributable to the Company of $46.8 million (as restated), and net outflows from fluctuations in working capital and other assets and liabilities of $61.9 million (as restated). The changes in working capital primarily were related to increases in various current asset and liability accounts. As of June 30, 2020, we had cash and cash equivalents of $152.5 million and net working capital of $207.3 million (as restated). By comparison, at December 31, 2019, we had cash and cash equivalents of $139.5 million and net working capital of $179.7 million (as restated).

Net cash used in investing activities for the six months ended June 30, 2020 totaled $56.6 million and included net cash paid for acquisitions, purchases of property, plant and equipment, and outflows associated with materials, labor, and overhead necessary to construct new equipment related to PPAs and equipment related to fuel delivered to customers.

Net cash provided by financing activities for the six months ended June 30, 2020 totaled $182.2 million (as restated) and primarily resulted from the issuance of convertible senior notes, and proceeds from borrowing on long-term debt, offset by the repurchase of convertible senior notes and related capped calls.

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

As of August 10, 2020, the Term Loan Facility, given the incremental borrowing subsequent to June 30, 2020, as described above, requires the principal balance at the end of each of the following years amortization not to exceed the following (in thousands):

December 31, 2020	$139,017
December 31, 2021	102,317
December 31, 2022	68,321
December 31, 2023	37,920
December 31, 2024	8,692
December 31, 2025	—

Several key indicators of liquidity are summarized in the following table, as restated, (in thousands):

	Six months	Year
	ended or at	ended or at
	June 30, 2020	December 31, 2019
Cash and cash equivalents at end of period	$152,492	$139,496
Restricted cash at end of period	230,761	230,004
Working capital at end of period	207,341	179,698
Net loss attributable to common stockholders	46,859	(85,555)
Net cash used in operating activities	(111,891)	(53,324)
Net cash used in investing activities	(56,551)	(14,244)
Net cash provided by financing activities	182,219	326,974

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

Lessee Obligations and Finance Obligations

As of June 30, 2020, the Company had operating and finance leases, as lessee.  These leases expire over the next one to eight years. Minimum rent payments under operating and finance leases are recognized on a straight-line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.  At September 30, 2020, operating lease liabilities totaled $67.9 million (as restated), of which $9.5 million (as restated) is due in the next twelve months. These operating leases were primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows, as summarized below. At June 30, 2020, finance lease liabilities totaled $2.8 million (as restated), of which $0.3 million (as restated) is due in the next twelve months.  These finance lease liabilities are primarily associated with its property and equipment in Latham, New York.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  Additionally, the Company has entered into sale/leaseback transactions that were accounted for as financing transactions and reported as finance obligations. At June 30, 2020, finance obligations totaled $160.4 million (as restated), of which $28.8 million (as restated) is due in the next twelve months.

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

Comparion of three-month periods ended March 31, 2020 and March 31, 2019— Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying restated unaudited interim condensed consolidated financial statements disclosed in financial statement Note 2, “Restatement of Previously Issued Consolidated Financial Statements,”  and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2019.

Results of Operations as Restated

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

Revenue, cost of revenue, gross profit (loss) and gross margin for the three months ended March 31, 2020 and 2019, were as follows, as restated, (in thousands):

	Three Months Ended
	March 31,
		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin
For the period ended March 31, 2020, as restated:
Sales of fuel cell systems and related infrastructure	$20,468	$13,974	$6,494	31.7%
Services performed on fuel cell systems and related infrastructure	6,521	10,347	(3,826)	(58.7)%
Provision for loss contracts related to service	—	95	(95)	N/A
Power Purchase Agreements	6,421	14,771	(8,350)	(130.0)%
Fuel delivered to customers	7,333	11,254	(3,921)	(53.5)%
Other	76	81	(5)	(6.6)%
Total	$40,819	$50,522	$(9,703)	(23.8)%
For the period ended March 31, 2019, as restated:
Sales of fuel cell systems and related infrastructure	$2,550	$2,312	$238	9.3%
Services performed on fuel cell systems and related infrastructure	6,343	6,791	(448)	(7.1)%
Provision for loss contracts related to service	—	162	(162)	N/A
Power Purchase Agreements	6,035	9,833	(3,798)	(62.9)%
Fuel delivered to customers	6,582	10,152	(3,570)	(54.2)%
Total	$21,510	$29,250	$(7,740)	(36.0)%

Net Revenue

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2020 increased $17.9 million (as restated), or 702.7% (as restated), to $20.5 million (as restated) from $2.6 million (as restated) for the three months ended March 31, 2019. Included within revenue was provision for common stock warrants of $0.6 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, change in product mix, variations in customer programs, and an increase in hydrogen installations, offset partially by the increase in the provision for common stock warrants. There were 825 units recognized as revenue during the three months ended March 31, 2020, compared to 94 for the three months ended March 31, 2019. There was hydrogen infrastructure revenue associated with four hydrogen sites during the three months ended March 31, 2020, compared to zero during the three months ended March 31, 2019.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2020 increased $0.2 million, or 2.8%, to $6.5 million as compared to $6.3 million for the three months ended March 31, 2019 (as restated). Included within revenue was provision for common stock warrants of $0.3 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The main driver for the increase in revenue was additional contractual revenue associated with higher utilization of units.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  Revenue from PPAs for the three months ended March 31, 2020 increased $0.4 million (as restated), or 6.4% (as restated), to $6.4 million (as restated) from $6.0 million (as restated) for the three months ended March 31, 2019. Included within revenue was provision for common stock warrants of $0.6 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. The increase in revenue from PPAs for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily attributable to the increase in units associated with the PPAs, offset in part by increased provision for common stock warrants.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2020 increased 504.4% (as restated), or $11.7 million (as restated), to $14.0 million (as restated), compared to $2.3 million (as restated) for the three months ended March 31, 2019. This increase was driven by the increase in GenDrive deployment volume and increase in hydrogen installations. There were 825 units recognized as revenue during the three months ended March 31, 2020, compared to 94 for the three months ended March 31, 2019. Revenue associated with four hydrogen installations was recognized during the three months ended March 31, 2020, compared to zero during the three months ended March 31, 2019. Gross margin generated from sales of fuel cell systems and related infrastructure increased to 31.7% (as restated) for the three months ended March 31, 2020, compared to 9.3% (as restated) for the three months ended March 31, 2019, primarily due to favorable changes in product mix and customer profile mix. Additionally, the increase in margin was due to better operating leverage as a result of  the aforementioned increase in revenue.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2020 increased 52.4% (as restated), or $3.6 million (as restated), to $10.3 million (as restated), compared to $6.8 million (as restated) for the three months ended March 31, 2019. Gross margin declined to (58.7)% (as restated) for the three months ended March 31, 2020, compared to (7.1)% (as restated) for the three months ended March 31, 2019 primarily due to program investments targeting performance improvements, as well as incremental service costs during the quarter associated with increased usage of units at some of our primary customer sites caused by the COVID-19 crisis.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment.  Cost of revenue from PPAs for the three months ended March 31, 2020 increased $4.9 million (as restated), or 50.2% (as restated), to $14.8 million (as restated) from $9.8 million (as restated) for the three months ended March 31, 2019. Gross margin declined to (130.0)% (as restated) for the three months ended March 31, 2020, as compared to (62.9)% (as restated) for the three months ended March 31, 2019 primarily due to program investments targeting performance improvements, as well as incremental service costs during the quarter associated with increased usage of units at some of our primary customer sites caused by the COVID-19 crisis.

Cost of revenue – fuel delivered to customers.  Cost of revenue from fuel delivered to customers represents the purchase of hydrogen from suppliers that ultimately is sold to customers and costs for onsite generation. Cost of revenue from fuel delivered to customers for the three months ended March 31, 2020 increased $1.1 million (as restated), or 10.9% (as restated), to $11.3 million (as restated) from $10.2 million (as restated) for the three months ended March 31, 2019. The increase was due primarily to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs. Gross margin improved slightly to (53.5)% (as restated) during the three months ended March 31, 2020, compared to (54.2)% (as restated) during the three months ended March 31, 2019 primarily due to improved efficiencies on existing hydrogen sites, offset by an increase in the provision for warrants.

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

Research and development expense for the three months ended March 31, 2020 increased $1.8 million (as restated), or 58.8% (as restated), to $4.8 million (as restated), from $3.0 million (as restated) for the three months ended March 31, 2019 (as restated).  The increase was primarily due to additional R&D program investments such as programs associated with improvement of fuel efficiency, GenDrive unit performance and new product development such as on-road delivery trucks as well as drone applications.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2020, increased $1.9 million (as restated), or 20.5% (as restated), to $11.1 million (as restated) from $9.2 million (as restated) for the three months ended March 31, 2019.  This increase was primarily related to increases in salaries and stock-based compensation.

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

Net interest and other expense for the three months ended March 31, 2020 increased $3.4 million (as restated), or 40.1% (as restated), as compared to the three months ended March 31, 2019. This increase was attributable to the increase in finance obligations, long-term debt and the issuance of the convertible senior note, as mentioned above.

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

We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $37.4 million (as restated) and $30.6 million (as restated) for the three months ended March 31, 2020, and 2019, respectively, and had an accumulated deficit of $1.4 billion (as restated) at March 31, 2020.

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

During the three months ended March 31, 2020, net cash used in operating activities was $60.4 million (as restated), consisting primarily of a net loss attributable to the Company of $37.4 million (as restated), and net outflows from fluctuations in working capital and other assets and liabilities of $34.3 million (as restated), offset by the impact of noncash charges of $11.4 million. The changes in working capital primarily were related to decreases in accounts receivable, accounts payable, accrued expenses, other liabilities and deferred revenue, offset by increases in inventory, prepaid expenses and, other current assets. As of March 31, 2020, we had cash and cash equivalents of $74.3 million and net working capital of $143.8 million (as restated). By comparison, at December 31, 2019, we had cash and cash equivalents of $139.5 million and net working capital of $179.7 million (as restated).

Net cash used in investing activities for the three months ended March 31, 2020, totaled $6.4 million (as restated) and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new equipment related to PPA and equipment related to fuel delivered to customers. Net cash provided by financing activities for the three months ended March 31, 2020 totaled $4.5 million (as restated) and primarily resulted from proceeds from the exercise of stock options of $6.1 million, increase in finance obligations of $9.0 million, offset by repayments of long-term debt of $5.3 million and finance obligations of $5.3 million (as restated).

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

Several key indicators of liquidity are summarized in the following table, as restated, (in thousands):

Three months	Year

	ended or at	ended or at
	March 31, 2020	December 31, 2019
Cash and cash equivalents at end of period	$74,340	$139,496
Restricted cash at end of period	232,874	230,004
Working capital at end of period	143,783	179,698
Net loss attributable to common stockholders	37,445	85,555
Net cash used in operating activities	(60,402)	(53,324)
Net cash used in investing activities	(6,355)	(14,244)
Net cash provided by financing activities	4,470	326,974

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

Lessee Obligations and Finance Obligations

As of March 31, 2020, the Company had operating and finance leases, as lessee.  These leases expire over the next one to eight years. Minimum rent payments under operating and finance leases are recognized on a straight-line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.  At March 31, 2020, operating lease liabilities totaled $61.1 million (as restated), of which $9.0 million (as restated) is due in the next twelve months. These operating leases were primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows, as summarized below. At March 31, 2020, finance lease liabilities totaled $2.2 million (as restated), of which $0.2 million

(as restated) is due in the next twelve months. These finance lease liabilities are primarily associated with its property and equipment in Latham, New York.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  Additionally, the Company has entered into sale/leaseback transactions that were accounted for as financing transactions and reported as finance obligations. At March 31, 2020, finance obligations totaled $147.5 million (as restated), of which $26.2 million (as restated) is due in the next twelve months.

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

Comparison of three- and nine-month periods ended September 30, 2019 and September 30, 2018 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying restated unaudited interim condensed consolidated financial statements disclosed in financial statement Note 2, “Restatement of Previously Issued Consolidated Financial Statements,”  and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2018.

Results of Operations as Restated

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Sales of fuel cell systems and related infrastructure	$(478)	$(878)	$(993)	$(3,525)
Services performed on fuel cell systems and related infrastructure	(191)	(352)	(397)	(1,410)
Power Purchase Agreements	(325)	(221)	(1,032)	(529)
Fuel delivered to customers	(503)	(675)	(1,284)	(2,468)
Total	$(1,497)	$(2,126)	$(3,706)	$(7,932)

Revenue, cost of revenue, gross profit (loss) and gross margin for the three and nine months ended September 30, 2019 and 2018, were as follows, as restated, (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin	Net Revenue	Revenue	Profit/(Loss)	Margin
For the period ended September 30, 2019, as restated:
Sales of fuel cell systems and related infrastructure	$38,883	$25,183	$13,700	35.2%	$80,135	$50,824	$29,311	36.6%
Services performed on fuel cell systems and related infrastructure	6,205	7,802	(1,597)	(25.7)%	17,889	22,976	(5,087)	(28.4)%
Provision for loss contracts related to service	—	(206)	206	N/A	—	(407)	407	N/A
Power Purchase Agreements	6,520	10,814	(4,294)	(65.9)%	18,889	29,476	(10,587)	(56.0)%
Fuel delivered to customers	7,649	11,149	(3,500)	(45.8)%	21,320	32,447	(11,127)	(52.2)%
Other	135	150	(15)	(11.1)%	135	150	(15)	(11.1)%
Total	$59,392	$54,892	$4,500	7.6%	$138,368	$135,466	$2,902	2.1%
For the period ended September 30, 2018, as restated:
Sales of fuel cell systems and related infrastructure	$36,847	$27,581	$9,266	25.1%	$66,101	$53,249	$12,852	19.4%
Services performed on fuel cell systems and related infrastructure	5,156	7,337	(2,181)	(42.3)%	16,330	24,146	(7,816)	(47.9)%
Power Purchase Agreements	5,480	9,823	(4,343)	(79.3)%	16,290	30,584	(14,294)	(87.7)%
Fuel delivered to customers	5,786	9,330	(3,544)	(61.3)%	16,016	25,605	(9,589)	(59.9)%
Total	$53,269	$54,071	$(802)	(1.5)%	$114,737	$133,584	$(18,847)	(16.4)%

Net Revenue

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2019 increased $2.0 million (as restated), or 5.5% (as restated), to $38.9 million (as restated) from $36.9 million (as restated) for the three months ended September 30, 2018. Included within revenue was provision for common stock warrants of $0.5 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively. The main drivers for the increase in revenue were the increase in GenDrive units recognized as revenue, further increased by the increase in the aforementioned provision for common stock warrants. There were 1,513 GenDrive units recognized as revenue during the three months ended September 30, 2019, compared to 1,400 for the three months ended September 30, 2018. The increase in GenDrive revenue was partially offset by the decrease in hydrogen fueling infrastructure installations. Two hydrogen fueling infrastructure installations were recognized as revenue during the three months ended September 30, 2019,  compared to seven during the three months ended September 30, 2018.

Revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2019 increased $14.0 million (as restated), or 21.2% (as restated), to $80.1 million (as restated) from $66.1 million (as restated) for the nine months ended September 30, 2018. Included within revenue was provision for common stock warrants of $1.0 million and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively, positively impacting the change in revenue. The main driver for the increase in revenue was the increase in GenDrive units recognized as revenue. There were 6,058 units recognized as revenue during the nine months ended September 30, 2019, compared to 2,526 for the nine months ended September 30, 2018. The increase in GenDrive revenue was offset by the decrease in hydrogen fueling infrastructure installations. Two hydrogen fueling infrastructure installations were recognized as revenue, during the nine months ended September 30, 2019, compared to fourteen during the nine months ended September 30, 2018.

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

Revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2019 increased $1.0 million, or 20.3%, to $6.2 million, from $5.2 million for the three months ended September 30, 2018. Included within revenue was provision for common stock warrants of $0.2 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively. The increase in revenue is primiarily due ot an increase in incremental service billings related to higher utilization of GenDrive units, as well as in increase in the number of units under extended maintenance contracts.  The average number of units under extended maintenance contracts during the three months ended September 30, 2019 was 11,211, compared to 11,029 during the three months ended September 30, 2018.

Revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2019 increased $1.6 million, or 9.5%, to $17.9 million from $16.3 million for the nine months ended September 30, 2018. Included within revenue was provision for common stock warrants of $0.4 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively, positively impacting the change in revenue. The increase in service revenue was primarily due to an increase in incremental service billings related to higher utilization of GenDrive units, a reduction in provision for common stock warrants and increase in the average number of units under extended maintenance contracts. The average number of units under extended maintenance contracts during the nine months ended September 30, 2019 was 11,566, compared to 10,456 during the nine months ended September 30, 2018.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  At September 30, 2019, there were 35 GenKey sites and 11,236 units associated with PPA arrangements, as compared to 35 GenKey sites and 7,140 units at September 30, 2018.

Revenue from PPAs for the three months ended September 30, 2019 was $6.5 million (as restated) compared to $5.5 million (as restated) for the three months ended September 30, 2018. Included within revenue was provision for common stock warrants of $0.3 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. Revenue increased as a result of an increase in the number of units under PPAs, offset by the increase in the aforementioned provision for common stock warrants.

Revenue from PPAs for the nine months ended September 30, 2019 increased $2.6 million (as restated), or 16.0% (as restated), to $18.9 million (as restated) from $16.3 million (as restated) for the nine months ended September 30, 2018. Included within revenue was provision for common stock warrants of 1.0 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in revenue from PPAs for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was attributable to the increase in the number of units under PPA arrangements, partially offset by the increase in provision for common stock warrants.

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

Revenue associated with fuel delivered to customers for the three months ended September 30, 2019 increased $1.9 million, or 32.2%, to $7.6 million from $5.8 million for the three months ended September 30, 2018. Included within revenue was provision for common stock warrants of $0.5 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively. The increase in revenue was due to an increase in sites taking fuel deliveries in 2019 compared to 2018, as well as increases in fuel prices, and a decrease in common stock warrant provision.

Revenue associated with fuel delivered to customers for the nine months ended September 30, 2019 increased $5.3 million, or 33.1%, to $21.3 million from $16.0 million for the nine months ended September 30, 2018. Included within revenue was provision for common stock warrants of $1.3 million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in revenue was due to an increase in sites taking fuel deliveries in 2019 compared to 2018, as well as increases in fuel prices, and the aforementioned decrease in common stock warrant provision.  The average number of sites receiving fuel deliveries was 73 during the nine months ended September 30, 2019, as compared to 66 during the nine months ended September 30, 2018.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended September 30, 2019 decreased 8.7% (as restated), or $2.4 million (as restated), to $25.2 million (as restated), compared to $27.6 million (as restated) for the three months ended September 30, 2018. This decrease was driven by the decrease in hydrogen fueling infrastructure installations recognized as revenue, partially offset by the increase in GenDrive deployment volume. There were 1,513 GenDrive units and zero hydrogen infrastructure sites recognized as revenue for the three months ended September 30, 2019 compared to 1,400 GenDrive units and seven hydrogen infrastructure sites recognized as revenue for the three months ended September 30, 2018. Gross margin generated from sales of fuel cell systems and related infrastructure improved to 35.2% (as restated) for the three months ended September 30, 2019, compared to 25.1% (as restated) for the three months ended September 30, 2018 primarily due to the mix of GenDrive units recognized as revenue and decrease in the number of hydrogen infrastructure sites deployed.

Cost of revenue from sales of fuel cell systems and related infrastructure for the nine months ended September 30, 2019 decreased 4.6% (as restated), or $2.4 million (as restated), to $50.8 million (as restated), compared to $53.2 million (as restated) for the nine months ended September 30, 2018. There were 6,058 GenKey units and zero hydrogen infrastructure sites recognized as revenue for the nine months ended September 30, 2019 as compared to GenKey 2,526 units and 14 sites for the nine months ended September 30, 2018.  Gross margin generated from sales of fuel cell systems and related infrastructure improved to 36.6% (as restated) for the nine months ended September 30, 2019, compared to 19.4% (as restated) for the nine months ended September 30, 2018 primarily due to the mix of GenDrive units recognized as revenue, decrease in the number of hydrogen infrastructure sites deployed as well as the impact of provision for common stock warrants. The provision for common stock warrants from sales of fuel cells and related infrastructure for the nine months ended September 30, 2019 and 2018 had a 1.3% (as restated) and 5.1% negative impact on revenue, respectively.

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

Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2019 increased 6.3% (as restated), or $0.5 million (as restated), to $7.8 million (as restated), compared to $7.3 million (as restated) for the three months ended September 30, 2018. Gross margin increased to (25.7)% (as restated) for the three months ended September 30, 2019, compared to (42.3)% (as restated) for the three months ended September 30, 2018 primarily due an increase in incremental service billings related to higher utilization of GenDrive units, offset by program investments targeting performance improvement and variation in maintenance cycles.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2019 decreased 4.8% (as restated), or $1.2 million (as restated), to $23.0 million (as restated), compared to $24.1 million (as restated) for the nine months ended September 30, 2018.  Gross margin increased to (28.4)% (as restated) for the nine months ended September 30, 2019, compared to (47.9)% (as restated) for the nine months ended September 30, 2018 primarily due an increase in incremental service billings related to higher utilization of GenDrive units offset by program investments targeting performance improvement and variation in maintenance cycles.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for equipment, depreciation of equipment, and related service costs.  Equipment related to PPAs are associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.  At September 30, 2019, there were 35 GenKey sites and 11,374 units associated with PPAs, as compared to 35 GenKey sites and 8,865 units associated with PPAs at September 30, 2018.

Cost of revenue from PPAs for the three months ended September 30, 2019 increased 10.1% (as restated), or $1.0 million (as restated), to $10.8 million (as restated) from $9.8 million (as restated) for the three months ended September 30, 2018. The increase was a primarily the result of the increase in units associated with PPAs. Gross margin increased to (65.9)% (as restated) for the three months ended September 30, 2019, as compared to (79.3)% (as restated) for the three months ended September 30, 2018, primarily due to reliability improvements and increased labor leverage on a growing fleet, which resulted in improved service cost per unit.

Cost of revenue from PPAs for the nine months ended September 30, 2019 decreased 3.6% (as restated), or $1.1 million (as restated), to $29.5 million (as restated) from $30.6 million (as restated) for the nine months ended September 30, 2018. Gross margin increased to (56.0)% (as restated) for the nine months ended September 30, 2019, as compared to (87.7)% (as restated) for the nine months ended September 30, 2018 primarily due to reliability improvements and increased labor leverage on a growing fleet, which resulted in improved service cost per unit.

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

Cost of revenue from fuel delivered to customers for the three months ended September 30, 2019 increased 19.5% (as restated), or $1.8 million (as restated), to $11.1 million (as restated) from $9.3 million (as restated) for the three months ended September 30, 2018. Gross margin increased to (45.8)% (as restated) during the three months ended September 30, 2019, compared to (61.3)% (as restated) during the three months ended September 30, 2018 given efficiency investments and a reduction in customer warrant provision offset somewhat by increases in fuel costs and incremental depreciation on tanks and related fuel equipment stemming from investments made to improve fuel system efficiency. The provision for common stock warrants from fuel delivered to customers for the three months ended September 30, 2019 and 2018 had a 6.2% and 10.4% negative impact on revenue, respectively.

Cost of revenue from fuel delivered to customers for the nine months ended September 30, 2019 increased 26.7% (as restated), or $6.8 million (as restated), to $32.4 million (as restated) from $25.6 million (as restated) for the nine months ended September 30, 2018. Gross margin increased to (52.2)% (as restated) during the nine months ended September 30, 2019, compared to (59.9)% (as restated) during the nine months ended September 30, 2018 given efficiency investments and a reduction in customer warrant provision offset somewhat by increases in fuel costs and incremental depreciation on tanks and related fuel equipment stemming from investments made to improve fuel system efficiency. The provision for common stock warrants from fuel delivered to customers for the nine months ended September 30, 2019 and 2018 had a 5.7% and 13.4% negative impact on revenue, respectively.

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

Research and development expense for the three months ended September 30, 2019 increased $0.2 million (as restated), or 7.4% (as restated), to $3.6 million (as restated), from $3.3 million (as restated) for the three months ended September 30, 2018.  The increase was primarily related to additional research and development for fuel efficiency, GenDrive unit performance and new product development such as on-road delivery trucks and drone applications.

Research and development expense for the nine months ended September 30, 2019 increased $0.3 million (as restated), or 2.7% (as restated), to $10.2 million (as restated), from $9.9 million (as restated) for the nine months ended September 30, 2018. The increase was primarily related to additional research and development for fuel efficiency, GenDrive unit performance and new product development such as on-road delivery trucks and drone applications.

Selling, general and administrative expenses.  Selling, general and administrative expenses include cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2019 increased $1.4 million (as restated), or 16.0% (as restated), to $10.4 million (as restated) from $9.0 million (as restated) for the three months ended September 30, 2018.  This increase was primarily related to an increase in stock-based compensation, as well as increases in cost for the Company’s varied strategic initiatives, such as investor symposium and certain executive recruiting charges during the three months ended September 30, 2019.

Selling, general and administrative expenses for the nine months ended September 30, 2019 increased $4.6 million (as restated), or 16.3% (as restated), to $33.2 million (as restated) from $28.6 million (as restated) for the nine months ended September 30, 2018. This increase was primarily related to an increase in performance and stock-based compensation during the nine months ended September 30, 2019, and by a decrease in the legal accrual during the nine months ended September 30, 2018.

Interest and other expense, net. Interest and other expense, net consists of interest and other expenses related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations, as well as foreign currency exchange losses, offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, foreign currency exchange gains and other income. The Company entered into a series of finance obligations with Generate Lending LLC during 2018. Approximately $50.0 million of these finance obligations were terminated and replaced with long-term debt with Generate Lending LLC in March 2019. Additionally, in September of 2019 and March of 2018, the Company issued convertible senior notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

Net interest and other expense for the three months ended September 30, 2019 increased $1.8 million (as restated), or 27.4% (as restated), as compared to the three months ended September 30, 2018. This increase was attributed to the increase in finance leases/long-term debt during 2019 and the issuance of convertible senior notes in September 2019 and March of 2018, as mentioned above.

Net interest and other expense for the nine months ended September 30, 2019 increased $8.7 million (as restated), or 54.1% (as restated), as compared to the nine months ended September 30, 2018. This increase was attributed to the increase in finance leases/long-term debt during 2019 and the issuance of convertible senior notes in September 2019 and March of 2018, as mentioned above.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common stockholders of $66.3 million (as restated) for the nine months ended September 30, 2019 and $85.7 million (as restated), $130.2 million (as restated) and $57.6 million (as restated) for the years ended December 31, 2018, 2017, and 2016, respectively, and had an accumulated deficit of $1.3 billion (as restated) at September 30, 2019.

During the nine months ended September 30, 2019, net cash used in operating activities was $54.1 million (as restated), consisting of a net loss attributable to the Company of $65.7 million (as restated) and net outflows from fluctuations in working capital and other assets and liabilities of $16.5 million (as restated), offset by the impact of non-cash charges/gains of $28.1 million (as restated). The changes in working capital were related to an increase in inventory and accounts payable, accrued expenses, and other liabilities offset by a decrease in accounts receivable,  prepaid expenses and other assets and deferred revenue. Cash outflows related to equipment that we sell are included in net cash used in operating activities. As of September 30, 2019, we had cash and cash equivalents of $43.3 million and net working capital of $84.3 million (as restated). By comparison, at December 31, 2018, we had cash and cash equivalents of $38.6 million and net working capital of $2.8 million (as restated).

Net cash used in investing activities for the nine months ended September 30, 2019 totaled $9.0 million (as restated) and included purchases of property plant and equipment, purchases of intangible assets, outflows associated with materials, labor, and overhead necessary to construct new equipment related to PPAs and equipment related to the delivery of fuel to customers. Net cash provided by financing activities for the nine months ended September 30, 2019 totaled $151.4 million (as restated) and primarily resulted from net proceeds of $39.1 million from the issuance of a $40 million in aggregate principal amount of 7.5% Convertible Senior Note due 2023, $38.1 million from the sale of our common stock, $99.5 million from a new debt facility, some of which was used to pay approximately $50.3 million of finance obligations and $17.6 million of previously outstanding long-term debt, including accrued interest (as restated). In addition, there was a $57.2 million increase in cash flows from new finance obligations, offset in part by redemption of preferred stock of $4.0 million and repayments of long-term debt of $21.7 million.

Public and Private Offerings of Equity and Debt

During the nine months ended September 30, 2019, the Company issued 6.3 million shares of common stock through its At Market Issuance Sales Agreement (ATM) resulting in net proceeds of $14.5 million.

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

Several key indicators of liquidity are summarized in the following table, as restated, (in thousands):

	Nine months	Year
	ended or at	ended or at
	September 30, 2019	December 31, 2018
Cash and cash equivalents at end of period	$43,275	$38,602
Restricted cash at end of period	155,042	71,551
Working capital at end of period	84,329	2,801
Net loss attributable to common shareholders	(66,277)	(85,660)
Net cash used in operating activities	(54,141)	(58,350)
Net cash used in investing activities	(8,971)	(19,572)
Net cash provided by financing activities	151,395	120,077

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

Lessee Obligations and Finance Obligations

As of September 30, 2019, the Company had operating and finance leases, as lessee.  These leases expire over the next one to eight years. Minimum rent payments under operating and finance leases are recognized on a straight-line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote. At September 30, 2019, operating lease liabilities totaled $45.3 million (as restated), of which $8.7 million (as restated) is due in the next twelve months. These operating leases were primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows, as summarized below. At September 30, 2019, finance lease liabilities totaled $2.4 million (as restated), of which $0.3 million (as restated) is due in the next twelve months.   These finance lease liabilities are primarily associated with its property and equipment in Latham, New York.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation. Additionally, the Company has entered into sale/leaseback transactions that were accounted for as financing transactions and reported as finance obligations. At September 30, 2019, finance obligations totaled $120.1 million (as restated), of which $20.5 million (as restated) is due in the next twelve months.

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

Comparison of three- and six-month periods ended June 30, 2019 and June 30, 2018 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying restated unaudited interim condensed consolidated financial statements disclosed in financial statement Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2018.

Results of Operations as Restated

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Sales of fuel cell systems and related infrastructure	$(243)	$(1,802)	$(515)	$(2,647)
Services performed on fuel cell systems and related infrastructure	(97)	(720)	(206)	(1,058)
Power Purchase Agreements	(319)	(191)	(707)	(308)
Fuel delivered to customers	(358)	(1,208)	(781)	(1,793)
Total	$(1,017)	$(3,921)	$(2,209)	$(5,806)

Revenue, cost of revenue, gross profit (loss) and gross margin for the three and six months ended June 30, 2019 and 2018, were as follows, as restated, (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin	Net Revenue	Revenue	Profit/(Loss)	Margin
For the period ended June 30, 2019, as restated:
Sales of fuel cell systems and related infrastructure	$38,702	$23,329	$15,373	39.7%	$41,252	$25,641	$15,611	37.8%
Services performed on fuel cell systems and related infrastructure	5,341	8,383	(3,042)	(57.0)%	11,684	15,174	(3,490)	(29.9)%
Provision for loss contracts related to service	—	(363)	363	N/A	—	(201)	201	N/A
Power Purchase Agreements	6,334	8,829	(2,495)	(39.4)%	12,369	18,662	(6,293)	(50.9)%
Fuel delivered to customers	7,089	11,146	(4,057)	(57.2)%	13,671	21,298	(7,627)	(55.8)%
Total	$57,466	$51,324	$6,142	10.7%	$78,976	$80,574	$(1,598)	(2.0)%
For the period ended June 30, 2018, as restated:
Sales of fuel cell systems and related infrastructure	$18,641	$15,466	$3,175	17.0%	$29,254	$25,668	$3,586	12.3%
Services performed on fuel cell systems and related infrastructure	5,691	9,264	(3,573)	(62.8)%	11,174	16,809	(5,635)	(50.4)%
Power Purchase Agreements	4,388	10,689	(6,301)	(143.6)%	10,810	20,762	(9,952)	(92.1)%
Fuel delivered to customers	5,280	8,577	(3,297)	(62.4)%	10,230	16,275	(6,045)	(59.1)%
Total	$34,000	$43,996	$(9,996)	(29.4)%	$61,468	$79,514	$(18,046)	(29.4)%

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30, 2019 increased $20.1 million (as restated), or 107.6% (as restated), to $38.7 million (as restated) from $18.6 million (as restated) for the three months ended June 30, 2018. Included within revenue was provision for common stock warrants of $0.2 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively, positively impacting the change in revenue. The main driver for the increase in revenue was the increase in GenDrive units recognized as revenue. There were 1,997 units recognized as revenue during the three months ended June 30, 2019, compared to 822 for the three months ended June 30, 2018. There were no hydrogen infrastructure sales for the three months ended June 30, 2019.

Revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2019 increased $12.0 million (as restated), or 41.0% (as restated), to $41.3 million (as restated) from $29.3 million (as restated) for the six months ended June 30, 2018. Included within revenue was provision for common stock warrants of $0.5 million and $2.6 million for the six months ended June 30, 2019 and 2018, respectively, positively impacting the change in revenue. The main driver for the increase in revenue was the increase in GenDrive units recognized as revenue. There were 2,091 units recognized as revenue during the six months ended June 30, 2019, compared to 1,126 for the six months ended June 30, 2018. There were no hydrogen infrastructure sales for the three months ended June 30, 2019.

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

Revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2019 decreased $0.4 million, or 6.2%, to $5.3 million from $5.7 million for the three months ended June 30, 2018. Included within revenue was provision for common stock warrants of $0.1 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, positively impacting the change in revenue. The decrease in service revenues was primarily due to less incremental service billings during the three months ended June 30, 2019 as compared to 2018, as a result of higher than expected utilization of GenDrive units.

Revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2019 increased $0.5 million, or 4.6%, to $11.7 million from $11.2 million for the six months ended June 30, 2018. Included within revenue was provision for common stock warrants of $0.2 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively, positively impacting the change in revenue. The increase in service revenues was primarily due to reduction in provision for common stock warrants, increase in the number  of units under service contracts, partially offset by less incremental service billings related to higher utilization of GenDrive units during the six months ended June 30, 2018.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service.  At June 30, 2019, there were 37 GenKey sites and 9,802 units associated with PPA arrangements, as compared to 33 sites and 6,858 units at June 30, 2018.

Revenue from PPAs for the three months ended June 30, 2019 increased $1.9 million (as restated), or 44.3% (as restated), to $6.3 million (as restated) from $4.4 million for the three months ended June 30, 2018. Included within revenue was provision for common stock warrants of $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. The increase in revenue from PPAs for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 is attributable to the increase in number of sites and units under PPA arrangements.

Revenue from PPAs for the six months ended June 30, 2019 increased $1.6 million (as restated), or 14.4% (as restated), to $12.4 million (as restated) from $10.8 million for the six months ended June 30, 2018. Included within revenue was provision for common stock warrants of $0.7 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. The increase in revenue from PPAs for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 is attributable to the increase in the number of sites and units under PPA arrangements, partially offset by the increase in provision for common stock warrants.

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

Revenue associated with fuel delivered to customers for the three months ended June 30, 2019 increased $1.8 million, or 34.3%, to $7.1 million from $5.3 million for the three months ended June 30, 2018. Included within revenue was provision for common stock warrants of $0.4 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively, positively impacting the change in revenue. The increase in revenue is due to an increase in sites taking fuel deliveries in 2019, compared to 2018, increases in fuel prices, and decrease in common stock warrant provision.

Revenue associated with fuel delivered to customers for the six months ended June 30, 2019 increased $3.4 million, or 33.6%, to $13.7 million from $10.2 million for the six months ended June 30, 2018. Included within revenue was provision for common stock warrants of $0.8 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively, negatively impacting the change in revenue. The increase in revenue is due to an increase in sites taking fuel deliveries in 2019, compared to 2018, as well as increases in fuel prices, and the aforementioned decrease in common stock warrant provision.  The average number of sites receiving fuel deliveries was 72 during the six months ended June 30, 2019, as compared to 62 during the six months ended June 30, 2018.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended June 30, 2019 increased 50.8% (as restated), or $7.9 million (as restated), to $23.3 million (as restated), compared to $15.5 million the three months ended June 30, 2018. This increase is driven by the increase in GenDrive deployment volume. There were 1,997 GenDrive units and no hydrogen infrastructure sites recognized as revenue for the three months ended June 30, 2019 compared to 822 GenDrive units and four hydrogen infrastructure sites recognized as revenue for the three months ended June 30, 2018. Gross margin generated from sales of fuel cell systems and related infrastructure improved to 39.7% (as restated) for the three months ended June 30, 2019, compared to 17.0% (as restated) for the three months ended June 30, 2018 primarily due to the mix of GenDrive units recognized as revenue, decrease in number of hydrogen infrastructure sites deployed as well as impact of provision for common stock warrants.  The provision for common stock warrants from sales of fuel cells and related infrastructure for the three months ended June 30, 2019 and 2018 had a 0.6% and 8.8% negative impact on revenue, respectively (as restated).

Cost of revenue from sales of fuel cell systems and related infrastructure for the six months ended June 30, 2019 and 2018 remained relatively consistent at $25.6 million (as restated) and 25.7 million (as restated), respectively. There were 2,091 units and no hydrogen infrastructure sites recognized as revenue for the six months ended June 30, 2019 as compared to 1,126 units and four sites for the six months ended June 30, 2018.  Gross margin generated from sales of fuel cell systems and related infrastructure improved to 37.8% (as restated) for the six months ended June 30, 2019, compared to 12.3% (as restated) for the six months ended June 30, 2018 primarily due to the mix of GenDrive units recognized as revenue, decrease in number of hydrogen infrastructure sites deployed as well as impact of provision for common stock warrants. The provision for common stock warrants from sales of fuel cells and related infrastructure for the six months ended June 30, 2019 and 2018 had a 1.2% and 8.3% negative impact on revenue, respectively.

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

Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2019 decreased 9.5% (as restated), or $0.9 million (as restated), to $8.4 million (as restated), compared to $9.3 million (as restated) for the three months ended June 30, 2018. Gross margin improved to (57.0)% (as restated) for the three months ended June 30, 2019, compared to (62.8)% (as restated) for the three months ended June 30, 2018 primarily due to program investments targeting performance improvement and variation in maintenance cycles.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2019 decreased 9.7% (as restated), or $1.6 million (as restated), to $15.2 million (as restated), compared to $16.8 million (as restated) for the six months ended June 30, 2018.  Gross margin improved to (29.9)% (as restated) for the six months ended June 30, 2019, compared to (50.4)% (as restated) for the six months ended June 30, 2018 primarily due to program investments targeting performance improvement and variation in maintenance cycles.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for equipment, depreciation of equipment, and related service costs.  Equipment related to PPAs and equipment related to fuel delivered to customers are associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company.  Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.  At June 30, 2019, there were 37 GenKey sites and 9,802 units associated with PPAs, as compared to 33 sites and 6,858 units associated with PPAs at June 30, 2018.

Cost of revenue from PPAs for the three months ended June 30, 2019 decreased 17.4% (as restated), or $1.9 million (as restated) to $8.8 million (as restated) from $10.7 million (as restated) for the three months ended June 30, 2018. The decrease was a result of the decrease in the depreciation of capitalized leased asset and maintenance costs in the third quarter of 2018. Gross margin improved to (39.4)% (as restated) for the three months ended June 30, 2019, as compared to (143.6%) (as restated) for the three months ended June 30, 2018 as a result of the aforementioned decrease in the depreciation of capitalized leased asset costs and maintenance costs in the third quarter of 2018. The provision for common stock warrants from services performed on fuel cells systems and related infrastructure for the three months ended June 30, 2019 and 2018 had a 4.8% and 4.2% negative impact on revenue, respectively.

Cost of revenue from PPAs for the six months ended June 30, 2019 decreased 10.1% (as restated), or $2.1 million (as restated) to $18.7 million (as restated) from $20.8 million (as restated) for the six months ended June 30, 2018. Gross margin improved to (50.9)% (as restated) for the six months ended June 30, 2019, as compared to (92.1)% (as restated) for the six months ended June 30, 2018 primarily due to decrease in depreciation of capitalized leased assets and  offset by the increase in the level of provision for common stock warrants. The provision for common stock warrants from power purchase agreements for the six months ended June 30, 2019 and 2018 had a 5.4% and 2.8% negative impact on revenue, respectively.

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

Cost of revenue from fuel delivered to customers for the three months ended June 30, 2019 increased 30.0% (as restated), or $2.6 million (as restated), to $11.1 million (as restated) from $8.6 million (as restated) for the three months ended June 30, 2018. Gross margin improved to (57.2)% (as restated) during the three months ended June 30, 2019, compared to (62.4)% (as restated) during the three months ended June 30, 2018 primarily due to the decrease in provision for common stock warrants, offset by the change in estimate related to a dispute on fuel billings with a vendor and an increase in depreciation on tanks and related fuel equipment due to investments made to improve fuel system efficiency. The provision for common stock warrants from fuel delivered to customers for the three months ended June 30, 2019 and 2018 had a 4.8% and 18.6% negative impact on revenue, respectively.

Cost of revenue from fuel delivered to customers for the six months ended June 30, 2019 increased 30.9% (as restated), or $5.0 million (as restated), to $21.3 million (as restated) from $16.3 million (as restated) for the six months ended June 30, 2018. Gross margin improved to (55.8)% (as restated) during the six months ended June 30, 2019, compared to (59.1)% (as restated) during the six months ended June 30, 2018 primarily due to the decrease in privsion for common stock warrants, offset by the change in estimate related to a dispute on fuel billings with a vendor and an increase in depreciation on tanks and related fuel equipment due to investments made to improve fuel system efficiency. The provision for common stock warrants from fuel delivered to customers for the six months ended June 30, 2019 and 2018 had a 5.4% and 14.9% negative impact on revenue, respectively.

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

Research and development expense for the three months ended June 30, 2019 increased $0.8 million (as restated), or 27.9% (as restated), to $3.6 million (as restated), from $2.8 million (as restated) for the three months ended June 30, 2018. The increase was primarily related to an increase in programs associated with improving product reliability to reduce ongoing service costs.

Research and development expense for the six months ended June 30, 2019 remained at $6.6 million (as restated), consistent with the six months ended June 30, 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2019, increased $2.3 million (as restated), or 20.3% (as restated), to $13.6 million from $11.3 million (as restated) for the three months ended June 30, 2018.  This increase is primarily related to an increase in performance-based compensation during the three months ended June 30, 2019.

Selling, general and administrative expenses for the six months ended June 30, 2019, increased $3.2 million (as restated), or 16.4% (as restated), to $22.8 million (as restated) from $19.6 million (as restated) for the six months ended June 30, 2018.  This increase is primarily related to an increase in performance-based compensation during the six months ended June 30, 2019, and by decrease in the legal accrual during the six months ended June 30, 2018.

Interest and other expense, net. Interest and other expense, net consists of interest and other expenses related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations, as well as foreign currency exchange losses, offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, foreign currency exchange gains and other income. The Company entered into a series of finance obligations with Generate Lending LLC during 2018. Approximately $50.0 million of these finance obligations were terminated and replaced with long-term debt with Generate Lending LLC in March 2019. Additionally, in March of 2018, the Company issued convertible senior notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

Net interest and other expense for the three months ended June 30, 2019 increased $1.7 million (as restated), or 27.0% (as restated), as compared to the three months ended June 30, 2018. This increase is attributed to the increase in finance obligations/long-term debt during 2019 and the issuance of convertible senior notes in March of 2018,  as mentioned above.

Net interest and other expense for the six months ended June 30, 2019 increased $6.9 million (as restated), or 72.3% (as restated), as compared to the six months ended June 30, 2018. This increase is attributed to the increase in finance obligations/long-term debt during 2019 and the issuance of convertible senior notes in March of 2018, as mentioned above.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $47.9 million (as restated) for the six months ended June 30, 2019 and $85.7 million (as restated), $130.2 million (as restated) and $57.6 million  (as restated)for the years ended December 31, 2018, 2017, and 2016, respectively, and had an accumulated deficit of $1.3 billion (as restated) at June 30, 2019.

During the six months ended June 30, 2019, cash used in operating activities was $48.3 million (as restated), consisting of a net loss attributable to the Company of $47.9 million (as restated), net outflows from fluctuations in working capital and other assets and liabilities of $19.1 million (as restated), and offset by the impact of non-cash charges/gains of $18.6 million (as restated). The changes in working capital were related to an increase in inventory, and prepaid expenses and other assets combined with a decrease in deferred revenue and offset by decreases in accounts receivable and increases in accounts payable, accrued expenses, and other liabilities. As of June 30, 2019, we had cash and cash equivalents of $19.8 million and net working capital of $60.2 million (as restated). By comparison, at December 31, 2018, we had cash and cash equivalents of $38.6 million and net working capital of $2.8 million (as restated).

Net cash used in investing activities for the six months ended June 30, 2019, totaled $6.3 million (as restated) and included purchases of property plant and equipment, purchases of intangible assets, outflows associated with materials, labor, and overhead necessary to construct new equipment related to PPAs and equipment related to delivery of fuel to customers, as well as proceeds in connection with sales of equipment related to PPA and equipment related to fuel delivered to customers. Cash inflows from financing for the six months ended June 30, 2019 totaled $79.9 million (as restated) and primarily resulted from net proceeds of  $28.3 million from the sale of our common stock, $100.0 million (as restated)

from a new debt facility, some of which was used to pay approximately $50.3 million of finance obligations and $17.6 million of previously outstanding long-term debt, including accrued interest.  In addition, there was a $25.6 million increase in cash flows from new finance obligations.

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

Several key indicators of liquidity are summarized in the following table, as restated, (in thousands):

	Six months	Year
	ended or at	ended or at
	June 30, 2019	December 31, 2018
Cash and cash equivalents at end of period	$19,845	$38,602
Restricted cash at end of period	115,482	71,551
Working capital at end of period	60,216	2,801
Net loss attributable to common shareholders	(47,911)	(85,660)
Net cash used in operating activities	(48,328)	(58,350)
Net cash used in investing activities	(6,316)	(19,572)
Net cash provided by financing activities	79,866	120,077

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

Lessee Obligations and Finance Obligations

As of June 30, 2019, the Company had operating and finance leases, as lessee.  These leases expire over the next one to eight years. Minimum rent payments under operating and finance leases are recognized on a straight-line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.  At June 30, 2019, operating lease liabilities totaled $38.1 million, of which $7.5 million is due in the next twelve months. These operating leases were primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows, as summarized below. At June 30, 2019, finance lease liabilities totaled $2.4 million, of which $0.3 million is due in the next twelve months. These finance lease liabilities are primarily associated with its property and equipment in Latham, New York.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  Additionally, the Company has entered into sale/leaseback transactions that were accounted for as financing transactions and reported as finance obligations. At June 30, 2019, finance obligations totaled $89.4 million, of which $12.5 million is due in the next twelve months.

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

Comparison of three month periods ended March 31, 2019 and March 31, 2018 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying restated unaudited interim consolidated financial statements disclosed in financial statement Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” and notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2018.

Results of Operations as Restated

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

	Three months ended March 31,
	2019	2018

Sales of fuel cell systems and related infrastructure	$(274)	$(845)
Services performed on fuel cell systems and related infrastructure	(109)	(338)
Power Purchase Agreements	(388)	(117)
Fuel delivered to customers	(422)	(585)
Total	$(1,193)	$(1,885)

Revenue, cost of revenue, gross profit (loss) and gross margin for the three months ended March 31, 2019 and 2018, were as follows, as restated, (in thousands):

	Three Months Ended
	March 31,
		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin
For the period ended March 31, 2019, as restated:
Sales of fuel cell systems and related infrastructure	$2,550	$2,312	$238	9.3%
Services performed on fuel cell systems and related infrastructure	6,343	6,791	(448)	(7.1)%
Provision for loss contracts related to service	—	162	(162)	N/A
Power Purchase Agreements	6,035	9,833	(3,798)	(62.9)%
Fuel delivered to customers	6,582	10,152	(3,570)	(54.2)%
Total	$21,510	$29,250	$(7,740)	(36.0)%
For the period ended March 31, 2018, as restated:
Sales of fuel cell systems and related infrastructure	$10,613	$10,202	$411	3.9%
Services performed on fuel cell systems and related infrastructure	5,483	7,545	(2,062)	(37.6)%
Power Purchase Agreements	5,372	10,073	(4,701)	(87.5)%
Fuel delivered to customers	4,950	7,698	(2,748)	(55.5)%
Total	$26,418	$35,518	$(9,100)	(34.4)%

Revenue – sales of fuel cell systems and related infrastructure.  Revenue from sales of fuel cell systems and related infrastructure represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2019 decreased $8.1 million (as restated), or 76.0% (as restated), to $2.6 million (as restated) from $10.6 million for the three months ended March 31, 2018. Included within revenue was provision for common stock warrants of $0.3 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively, positively impacting the change in revenue. The main drivers for the decrease in revenue were decreases in GenDrive and infrastructure site deployment. There were 94 units recognized as revenue during the three months ended March 31, 2019, compared to 304 for the three months ended March 31, 2018. Zero hydrogen installations during the three months ended March 31, 2019, were recognized as revenue, compared to three during the three months ended March 31, 2018.

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

Revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2019 increased $0.9 million, or 15.7%, to $6.3 million from $5.5 million for the three months ended March 31, 2018. Included within revenue was provision for common stock warrants of $0.1 million  and $0.3 million for the three months ended March 31, 2019 and 2018, respectively, positively impacting the change in revenue. The increase in service revenues was primarily due to the increase in units under service contracts. The average number of units under extended maintenance contracts during the three months ended March 31, 2019 was 11,921, compared to 9,883 during the three months ended March 31, 2018. This 20.6% increase in average units serviced throughout the three months is directionally consistent with the increase in revenue, as compared to the prior year period.

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

Revenue from PPAs for the three months ended March 31, 2019 increased $0.7 million (as restated), or 12.3% (as restated), to $6.0 million (as restated) from $5.4 million for the three months ended March 31, 2018. Included within revenue was provision for common stock warrants of $0.4 million and $0.1 million for the three months ended March 31, 2019 and 2018. The increase in revenue from PPAs for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is attributable to an increase in PPA sites offset by the increase in provision for common stock warrants.

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

Revenue associated with fuel delivered to customers for the three months ended March 31, 2019 increased $1.6 million, or 33.0%, to $6.6 million from $5.0 million for the three months ended March 31, 2018. Included within revenue was provision for common stock warrants of $0.4 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. The increase in revenue is due to an increase in sites taking fuel deliveries in 2019, compared to 2018, as well as increases in fuel prices and a decrease in provision for common stock warrants.  The average number of sites receiving fuel deliveries was 72 during the three months ended March 31, 2019, as compared to 60 during the three months ended March 31, 2018.

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

Cost of revenue from sales of fuel cell systems and related infrastructure for the three months ended March 31, 2019 decreased 77.3% (as restated), or $7.9 million (as restated), to $2.3 million (as restated), compared to $10.2 million (as restated) the three months ended March 31, 2018. This decrease is driven by the previously stated decrease in GenDrive deployment volume. Gross margin generated from sales of fuel cell systems and related infrastructure increased to 9.3% for the three months ended March 31, 2019, compared to 3.9% for the three months ended March 31, 2018 primarily due to the mix of Gendrive units recognized as revenue and the decrease in the number of hydrogen infrastructure sites deployed.

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

Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2019 decreased 10.0% (as restated), or $0.8 million (as restated), to $6.8 million (as restated), compared to $7.5 million (as restated) for the three months ended March 31, 2018. Gross margin improved to (7.1)% (as restated) for the three months ended March 31, 2019, compared to (37.6)% (as restated) for the three months ended March 31, 2018 primarily due to reductions in costs from changes in product configuration, and improved leverage as the number of units in the field increases.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes payments made to financial institutions for equipment and service used to fulfill the PPAs, and depreciation of equipment related to PPAs and equipment related to the delivery of fuel to customers.  Equipment related to PPAs and equipment related to the delivery of fuel to customers are associated with sale/leaseback transactions in which the Company sells fuel cell systems and related infrastructure to a third-party, leases them back, and operates them at customers’ locations who are parties to PPAs with the Company. Alternatively, the Company can hold the equipment for investment and recognize the depreciation and service cost of the assets as cost of revenue from PPAs.  At March 31, 2019, there were 37 GenKey sites associated with PPAs, as compared to 33 at March 31, 2018.

Cost of revenue from PPAs for the three months ended March 31, 2019 decreased $0.2 million (as restated), or 2.4% (as restated), to $9.8 million (as restated) from $10.1 million  (as restated)for the three months ended March 31, 2018. The decreasee was a result of the decrease in the depreciation of capitalized  leased  asset and maintenance costs in the third quarter of 2018.  Gross margin improved to (62.9)% (as restated) for the three months ended March 31, 2019, as compared to (87.5)% (as restated) for the three months ended March 31, 2018 as a result of the aforementioned decrease in depreciation of capitliazed leased asset and maintenance costs in the third quarter of 2018.

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

Cost of revenue from fuel delivered to customers for the three months ended March 31, 2019 increased $2.5 million (as restated), or 31.9% (as restated), to $10.2 million (as restated) from $7.7 million (as restated) for the three months ended March 31, 2018. Gross margin improved slightly to (54.2)% (as restated) during the three months ended March 31, 2019, compared to (55.5)% during the three months ended March 31, 2018 primarily due to the decrease in the amount of provision for common stock warrants, offset by an increase in depreciation on tanks and related fuel equipment due to investments made to improve fuel system efficiency. The provision for common stock warrants from fuel delivered to customers for the three months ended March 31, 2019 and 2018 had a 6.0%  and 10.6% negative impact on revenue, respectively.

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

Research and development expense for the three months ended March 31, 2019 decreased $.8 million (as restated), or 20.2% (as restated) to $3.0 million (as restated), from $3.8 million (as restated) for the three months ended March 31, 2018.  The decrease was primarily related to a cost reimbursement from a vendor associated with a field replacement program for certain composite fuel tanks that did not meet the supply contract standard as determined by the Company and manufacturer.

Selling, general and administrative expenses.  Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2019, increased $.9 million (as restated), or 11.0% (as restated), to $9.2 million (as restated) from $8.3 million (as restated) for the three months ended March 31, 2018.  This increase is primarily related to decrease in legal accruals during the three months ended March 31, 2018.

Interest and other expense, net. Interest and other expense, net consists of interest and other expenses related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations, as well as foreign currency exchange losses, offset by interest and other income consisting primarily of interest earned on our cash and cash equivalents, foreign currency exchange gains and other income. The Company entered into a series of finance obligations with Generate Lending LLC during 2018. Approximately $50.0 million of these finance obligations were terminated and replaced with long-term debt with Generate Lending LLC in March 2019. Additionally, in March of 2018, the Company issued convertible senior notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

Net interest and other expense for the three months ended March 31, 2019 increased $5.2 million (as restated), or 159.7% (as restated), as compared to the three months ended March 31, 2018. This increase is attributed to the increase in finance leases/long-term debt and the issuance of convertible senior notes, as mentioned above.

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

We have experienced and continue to experience negative cash flows from operations and net losses.  The Company incurred net losses attributable to common shareholders of $30.6 million (as restated) for the three months ended March 31, 2019 and $85.7 million (as restated), $130.2 million and $57.6 million for the years ended December 31, 2018, 2017, and 2016, respectively, and had an accumulated deficit of $1.3 billion (as restated) at March 31, 2019.

During the three months ended March 31, 2019, cash used in operating activities was $35.7 million (as restated), consisting of a net loss attributable to the Company of $30.5 million (as restated), net outflows from fluctuations in working capital and other assets and liabilities of $17.0 million (as restated), and offset by the impact of non-cash charges/gains of $11.9 million (as restated). The changes in working capital were related to an increase in inventory, and decreases in deferred revenue, accounts payable, accrued expenses and other liabilities offset by decreases in accounts receivable and prepaid expenses, and other assets. As of March 31, 2019, we had cash and cash equivalents of $39.3 million and net working capital of $82.2 million (as restated). By comparison, at December 31, 2018, we had cash and cash equivalents of $38.6 million and net working capital of $2.8 million (as restated).

Net cash used in investing activities for the three months ended March 31, 2019, totaled $2.3 million  and included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new equipment related to PPAs and equipment related to fuel delivered to customers. Net cash provided by financing activities for the three months ended March 31, 2019 totaled $37.1 million and primarily resulted from net proceeds of  $23.5 million from the sale of our common stock, as well as  $84.8 million (as restated) from a new debt  facility  some of which was used to pay approximately $50.3 million of  finance obligations and $17.6 million of previously outstanding long-term debt, including accrued interest.

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

Several key indicators of liquidity are summarized in the following table, as restated, (in thousands):

	Three months	Year
	ended or at	ended or at
	March 31, 2019	December 31, 2018
Cash and cash equivalents at end of period	$39,336	$38,602
Restricted cash at end of period	69,895	71,551
Working capital at end of period	82,167	2,801
Net loss attributable to common shareholders	(30,560)	(85,660)
Net cash used in operating activities	(35,699)	(58,350)
Net cash used in investing activities	(2,274)	(19,572)
Net cash provided by financing activities	37,086	120,077

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

Lessee Obligations and Finance Obligations

As of March 31, 2019, the Company had operating and finance leases, as lessee.  These leases expire over the next one to eight years. Minimum rent payments under operating and finance leases are recognized on a straight-line basis over the term of the lease.  Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.  At March 31, 2019, operating lease liabilities totaled $32.7 million, of which $7.0 million is due in the next twelve months. These operating leases were primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows, as summarized below. At March 31, 2019, finance lease liabilities totaled $2.4 million, of which $0.2 million is due in the next twelve months. These finance lease liabilities are primarily associated with its property and equipment in Latham, New York.

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation. Additionally, the Company has entered into sale/leaseback transactions that were accounted for as financing transactions and reported as finance obligations. At March 31, 2019, finance obligations totaled $65.9 million, of which $11.0 million is due in the next twelve months.

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

None.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, December 31, 2019 and December 31, 2018, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

Notwithstanding such material weakness in internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our consolidated financial statements as of and for the year ended December 31, 2020, December 31, 2019 and December 31, 2018 and our restated consolidated balance sheets as of December 31, 2019 and the related consolidated statements of operations and consolidated statements of cash flows for the fiscal years ended December 31, 2019 and 2018, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report on Form 10-K, in conformity with GAAP.

(b)Management’s Annual Report on Internal Control over Financial Reporting

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company acquired Giner ELX and UHG (together, the “Acquired Companies”) during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, the Acquired Companies’ internal control over financial reporting associated with total assets of $58.0 million, excluding goodwill and intangible assets of $94.9 million and total revenues of $7.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Based on such evaluation, management concluded that, as of December 31, 2020, December 31, 2019 and December 31, 2018, our internal control over financial reporting was not effective because of the material weakness described below.

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

Management identified the following deficiency in internal control over financial reporting as of December 31, 2020, December 31, 2019 and December 31, 2018: the Company did not maintain a sufficient complement of trained, knowledgeable resources to execute its responsibilities with respect to internal control over financial reporting for certain financial statement accounts and disclosures. As a consequence, the Company did not conduct an effective risk assessment process that was responsive to changes in the Company’s operating environment and did not design and implement effective process-level controls activities in the following areas:

(a)	presentation of operating expenses;
(b)	accounting for lease-related transactions;

(c)	identification and evaluation of impairment, accrual for loss contracts, certain expense accruals, and deemed dividends; and
(d)	timely identification of adjustments to physical inventory in interim periods.

Certain of these deficiencies resulted in material misstatements that were identified and corrected in the consolidated financial statements as of and for each of the three years in the period ended December 31, 2020 and other historical periods, as further described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” and Note 3, “Unaudited Quarterly Financial Data and Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements,” to the consolidated financial statements. Because there is a reasonable possibility that material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2020, December 31, 2019 and December 31, 2018.

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

(c)Changes in Internal Control Over Financial Reporting

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

Jonathan Silver
Age: 63 Director since 2018 Board Committee: Corporate Governance and Nominating Class III Director: Continuing in office until the 2023 annual meeting

Jonathan Silver has served as a director of the Company since June 2018. He is a Senior Advisor to Guggenheim Partners, a large asset manager and investment bank, where he works with a wide array of the firm’s clean energy and sustainability clients. Mr. Silver is considered one of the nation’s leading clean economy investors and advisors,. From 2009-2011, he led both the federal government’s $40 billion clean energy investment fund and its $20 billion fund focused on advanced vehicle technology. From 2011-2018, he was a Senior Advisor to ICF, one of the country’s largest energy and environmental consulting firms,  NextEra, the nation’s largest energy provider, and Marathon Capital, a leading power industry-focused investment bank. From 2015-2019, Mr. Silver served as the Managing Partner of Tax Equity Advisors LLC, an advisory firm managing investments in solar power projects on behalf of large corporations. He currently sits on the boards of National Grid (NGG:NSYE), a global utility, the Peridot Special Purpose Acquisition Corporation and Intellihot, a leading player in the tankless water heating sector. Earlier, he served on the board of Eemax and Sol Systems. From 1999-2008, Mr. Silver was the co-founder of Core Capital Partners, a successful venture capital investor in battery technology, advanced manufacturing, telecommunications and software. From 1990 to 1992, he was a Managing Director, and the Chief Operating Officer of Tiger Management, one of the country’s largest and most successful hedge funds. He has also held senior operating positions, including chief operating officer and executive vice president, in several companies. Mr. Silver began his career in 1982 at McKinsey and Company, a global management consulting firm, working on strategic issues for some of the nation’s largest financial institutions and corporations. Mr. Silver has served as a senior advisor to three U.S. Cabinet Secretaries: Commerce (1992 to 1993), Interior (1993 to 1995) and Treasury (1992 to 1994). He is on the board of Resources for the Future and has been on the boards of the American Federation of Scientists, the Wind Energy Foundation and American Forests.

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

2020 Annual Incentive Goals	Relative Weighting	Actual Achievement for 2020 (as a % of target)	Weighted Performance
Gross Billings Threshold: $230 Million Target: $310 Million Stretch: $341 Million	35%	126%	44%
Adjusted Operating EBITDA Threshold: $27 Million Target: $36 Million Stretch: $48.5 Million	35%	108%	38%
Key Strategic Initiatives Threshold: Three Target: Four Stretch: Five	30%	135%	40.5%
2020 Company Goal Achievement	100%		122.5%

●	Gross Billings. Gross billings is a measure of topline performance and is based on the invoice value of equipment deployed and services rendered. Invoice value of equipment is measured on a relative basis using cash value within contracts with customers and it is attributed to the period in which the equipment is deployed. To that amount, the Company adds the invoice value for services rendered in the period. These services include fuel provided, extended warranty contracts serviced, and power provided under PPAs. The significant estimates and assumptions underlying gross billings include the allocation of revenue, excluding the provision for warrants, based on relative stand-alone selling prices used in the Company’s GAAP revenue numbers.
●	Adjusted Operating EBITDA. Adjusted Operating EBITDA is a measure of operating performance based on operating income (loss), plus stock-based compensation, plus depreciation and amortization, plus right-of-

use asset depreciation and interest associated with PPA financings, plus costs associated with acquisitions, restructuring and other charges.
●	Rationale for Metric Adjustments. In measuring Gross Billings and Adjusted Operating EBITDA for purposes of our annual cash incentive plan, the Compensation Committee focuses on the fundamentals of the underlying business performance and adjusts for items that are not indicative of core performance. The purpose of these adjustments is to ensure that the measurement of performance reflects factors that management can directly control and that payout levels are not artificially inflated or impaired by factors unrelated to the core operation of the business. Accordingly, the calculation of these metrics for compensatory purposes may differ from the calculation for external financial reporting purposes.

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

The Compensation Committee determined the 2020 annual cash incentive awards for the named executive officers using the following framework:

●	2020 Financial Performance Achievement. The financial performance was formulaically calculated and earned at 117% of target.
●	2020 Key Strategic Initiatives. The Compensation Committee determined that five of the six pre-established strategic initiatives were achieved, resulting in achievement at 135% of target. The five strategic initiatives achieved in 2020 were:
–	New multi-site customer in material handling
–	Commencing development of the Rochester Innovation Center
–	Launching large scale green hydrogen platform
–	Establishing pilot program with three large fuel cell electric vehicles’ customers
–	Establishing a strategic relationship with a large original equipment manufacturer/fuel provider
●	2020 Personal Contribution. While the financial and strategic achievements noted above are impressive, it is even more so given that it was accomplished in the face of the uncertainty and business disruption caused by the Covid-19 pandemic. In addition to driving the business forward with numerous other successful initiatives (see discussion under Executive Summary - 2020 Business and Strategic Highlights), the management team worked tirelessly to ensure that the Company addressed the special needs of our employees, our customers and our communities during this period. After discussion and consideration, the Compensation Committee determined that it would be appropriate to recognize and reward the named executive officers for their extraordinary contribution during 2020.

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

The table below sets forth information regarding stock options and premium priced stock options (reflecting a 17.5% premium above the grant date exercise price) granted to our named executive officers in 2020:

Name	Number of Shares Subject to Premium Priced Stock Options (#)	Exercise Price Per Share of 17.5% Premium Priced Stock Options ($)	Number of Shares Subject to Non- Premium Priced Stock Options) (#)	Exercise Price Per Share of Non-Premium Priced Stock Options ($)
Andrew J. Marsh	275,000	15.51	275,000	13.20
Paul B. Middleton	100,000	15.51	100,000	13.20
Sanjay K. Shrestha	112,500	15.51	112,500	13.20
Keith C. Schmid	100,000	15.51	100,000	13.20
Jose Luis Crespo	—	—	175,000	13.20

The table below sets forth information regarding restricted stock awards granted to our named executive officers in 2020:

Name	Number of Restricted Shares (#)
Andrew J. Marsh	550,000
Paul B. Middleton	200,000
Sanjay K. Shrestha	225,000
Keith C. Schmid	200,000
Jose Luis Crespo	175,000

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

George C. McNamee

Johannes M. Roth

2020 Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by and paid during the fiscal years indicated for each of our named executive:

								Non-Equity
					Stock	Option		Incentive Plan	All Other
			Salary	Bonus	Awards	Awards		Compensation	Compensation		Total
Name and Principal Position	Year		($)	($)(1)	($)(2)	($)(3)		($)(4)	($)		($)
Andrew J. Marsh
President, Chief Executive Officer and Director	2020		676,442	581,250	7,260,000	4,178,075	(5)	918,750	15,555	(6)(7)	13,630,072
	2019		600,000	—	1,449,500	999,700	(8)	631,200	15,170		3,695,570
	2018		600,000	—	980,000	775,000		300,000	14,920		2,669,920
Paul B. Middleton
Chief Financial Officer and Senior Vice President	2020		387,188	302,250	2,640,000	1,519,300	(9)	477,750	15,555	(6)(7)	5,342,043
	2019		375,000	—	557,500	384,500	(10)	394,500	15,170		1,726,670
	2018		375,000	—	392,000	310,000		187,500	14,920		1,279,420

Sanjay K. Shrestha
Chief Strategy Officer	2020		338,222	290,625	2,970,000	1,709,213	(11)	459,375	15,361	(6)(12)	5,782,796
	2019	(13)	306,538	—	346,500	249,150		300,000	9,033		1,211,221

Keith C. Schmid
Chief Operating Officer and Senior Vice President	2020		393,317	310,000	2,640,000	1,519,300	(9)	490,000	15,555	(6)(7)	5,368,172
	2019		391,000	—	557,500	384,500	(10)	411,332	15,170		1,759,502
	2018		391,000	—	490,000	387,500		195,500	14,920		1,478,920

Jose Luis Crespo
Vice President-Global Sales	2020		227,692	356,501	2,310,000	1,368,150		563,500	15,026	(6)(14)	4,840,869
	2019		220,000	—	446,000	307,600	(5)	505,340	14,668		1,493,608
	2018		220,000	—	392,000	310,000		220,000	14,691		1,156,691
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

(5)	Includes a premium priced stock option with a grant date fair value of $2,028,125.
(6)	Includes the Company’s share of contributions on behalf of each of Messrs. Marsh, Middleton, Shrestha, Schmid and Crespo to the Plug Power 401(k) savings plan in the amount of $14,250 in 2020.
(7)	Includes the Company’s share of contributions on behalf of Messrs. Marsh, Middleton and Schmid in the amount of $1,305 for life insurance premiums in 2020.
(8)	Includes a premium priced stock option with a grant date fair value of $490,750.
(9)	Includes a premium priced stock option with a grant date fair value of $737,500.
(10)	Includes a premium priced stock option with a grant date fair value of $188,750.
(11)	Includes a premium priced stock option with a grant date fair value of $829,688.
(12)	Includes the Company’s share of contributions on behalf of Mr. Shrestha in the amount of $1,111 for life insurance premiums in 2020.
(13)	Mr. Shrestha joined the Company as a Chief Strategy Officer on April 15, 2019.
(14)	Includes the Company’s share of contributions on behalf of Mr. Crespo in the amount of $776 for life insurance premiums in 2020.

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

				All Other	All Other
				Stock	Option			Grant
				Awards:	Awards:			Date
				Number of	Number of		Exercise or	Fair Value
		Estimated Future Payouts		Shares or	Securities		Base Price	of Stock
		Under Non‑Equity		Stock	Underlying		of Option	and Option
		Incentive Plan Awards(2)		Units(#)(3)	Options (#)(4)		Awards ($/Sh)(5)	Awards(6) ($)
Name	Grant Date (1)	Threshold ($)	Target ($)
Andrew J. Marsh	—	487,500	750,000
	09/28/20	—	—	550,000	—			7,260,000
	09/28/20	—	—	—	275,000		13.20	2,149,950
	09/28/20	—	—	—	275,000	(7)	15.51	2,028,125
Paul B. Middleton		253,500	390,000
	09/28/20	—	—	200,000	—			2,640,000
	09/28/20	—	—	—	100,000		13.20	781,800
	09/28/20	—	—	—	100,000	(7)	15.51	737,500
Sanjay K. Shrestha	—	243,750	375,000
	09/28/20	—	—	225,000	—			2,970,000
	09/28/20	—	—	—	112,500		13.20	879,525
	09/28/20	—	—	—	112,500	(7)	15.51	829,688
Keith C. Schmid	—	260,000	400,000
	09/28/20	—	—	200,000	—			2,640,000
	09/28/20	—	—	—	100,000		13.20	781,800
	09/28/20	—	—	—	100,000	(7)	15.51	737,500
Jose Luis Crespo	—	230,000	460,000
	09/28/20	—	—	175,000	—			2,310,000
	09/28/20	—	—	—	175,000		13.20	1,368,150
	09/28/20	—	—	—
(1)	Each grant was approved by our Compensation Committee on the grant date indicated.
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

		Option Awards(1)(2)				Stock Awards(1)(2)
		Number of	Number of			Number of	Market Value
		Securities	Securities			Shares	of Shares or
		Underlying	Underlying			or Units	Units of Stock
		Unexercised	Unexercised	Option	Option	of Stock	That
		Options (#)	Options (#)	Exercise	Expiration	That Have	Have Not
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date	Not Vested(#)	Vested($)(3)
Andrew J. Marsh	4/13/11	106,600	—	6.10	4/13/21	—	—
	8/31/17	466,668	—	2.14	8/31/27	—	—
	8/28/18	—	166,667	1.96	8/28/28	—	—
	8/28/18	—	—	—	—	166,667	5,651,678
	8/19/19	—	216,667	2.23	8/19/29	—	—
	8/19/19	—	—	—	—	433,333	14,694,322
	8/19/19	—	216,667	2.62	8/19/29	—	—
	9/28/20	—	275,000	13.20	9/28/30	—	—
	9/28/20	—	—	—	—	550,000	18,650,500
	9/28/20	—	275,000	15.51	9/28/30	—	—
Paul B. Middleton	8/28/18	—	66,667	1.96	8/28/28	—	—
	8/28/18	—	—	—	—	66,667	2,260,678
	8/19/19	—	83,333	2.23	8/19/29	—	—
	8/19/19	—	—	—	—	166,667	5,651,678
	8/19/19	—	83,333	2.62	8/19/29	—	—
	9/28/20	—	100,000	13.20	9/28/30	—	—
	9/28/20	—	—	—	—	200,000	6,782,000
	9/28/20	—	100,000	15.51	9/28/30	—	—
Sanjay K. Shrestha	5/9/19	—	100,000	2.31	5/09/29	—	—
	5/9/19	—	—	—	—	100,000	3,391,000
	9/28/20	—	112,500	13.20	9/28/30	—	—
	9/28/20	—	—	—	—	225,000	7,629,750
	9/28/20	—	112,500	15.51	9/28/30	—	—
Keith C. Schmid	10/23/13	100,000	—	0.57	10/23/23	—	—
	8/28/18	1	83,333	1.96	8/28/28	—	—
	8/28/18	—	—	—	—	83,333	2,825,822
	8/19/19	41,667	83,333	2.23	8/19/29	—	—
	8/19/19	—	—	—	—	166,667	5,651,678
	8/19/19	41,667	83,333	2.62	8/19/29	—	—
	9/28/20	—	100,000	13.20	9/28/30	—	—
	9/28/20	—	—	—	—	200,000	6,782,000
	9/28/20	—	100,000	15.51	9/28/30	—	—
Jose Luis Crespo	8/28/18	1	66,667	1.96	8/28/28	—	—
	8/28/18	—	—	—	—	66,667	2,260,678
	8/19/19	—	66,667	2.23	8/19/29	—	—
	8/19/19	—	—	—	—	133,333	4,521,322
	8/19/19	—	66,667	2.62	8/19/29	—	—
	9/28/20	—	175,000	13.20	9/28/30	—	—
	9/28/20	—	—	—	—	175,000	5,934,250
(1)	All equity awards were granted pursuant to our 2011 Plan.
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

Option Exercises and Stock Vested – 2020

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized	Acquired on	Realized
Name	Exercise	on Exercise(1)($)	Vesting	on Vesting(1)($)
Andrew J. Marsh	4,570,831	34,704,898	383,333	5,135,829
Paul B. Middleton	1,566,667	26,878,515	149,999	2,008,820
Sanjay K. Shrestha	50,000	467,618	50,000	215,500
Keith C. Schmid	2,016,666	36,728,171	166,667	2,226,671
Jose Luis Crespo	1,224,998	13,861,700	133,333	1,781,329
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

	Fees Earned	Stock	Option
	or Paid in	Awards(2)	Awards(3)
Name	Cash(1) ($)	($)	($)	Total ($)
Gary K. Willis	70,000	62,500	36,145	168,645
George C. McNamee	90,000	62,500	36,145	188,645
Gregory L. Kenausis	60,000	62,500	36,145	158,645
Johannes M. Roth	50,000	62,500	36,145	148,645
Maureen O. Helmer	65,000	62,500	36,145	163,645
Jonathan Silver	45,000	62,500	36,145	143,645
Lucas P. Schneider	45,000	62,500	36,145	143,645
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth information regarding the beneficial ownership of our common stock as of April  28, 2021:

●	all persons known by us to have beneficially owned 5% or more of our common stock;
●	each director of the Company;
●	the named executive officers; and
●	all directors and executive officers as a group.

The beneficial ownership of the stockholders listed below is based on publicly available information and from representations of such stockholders.

	Shares Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number	Percentage (%)
Grove Energy Capital LLC(3)	54,966,188	9.7%
BlackRock, Inc.(4)	47,161,335	8.3%
The Vanguard Group(5)	40,465,986	7.1%
Andrew J. Marsh	293,598	*
Paul B. Middleton	38,260	*
Sanjay K. Shrestha(6)	330,909	*
Keith C. Schmid(7)	383,776	*
Jose Luis Crespo(8)	101,721	*
Kimberly A. Harriman	—	*
Maureen O. Helmer(9)	153,501	*
Gregory L. Kenausis(10)	323,217	*
George C. McNamee(11)	978,723	*
Johannes M. Roth(12)	471,197	*
Lucas P. Schneider(13)	320,574	*
Jonathan Silver(14)	55,695	*
Kyungyeol Song(15)	—	*
Gary K. Willis(16)	582,018	*
All executive officers and directors as a group (16 persons)(17)	4,141,698	0.7%

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

(6)	Includes 100,000 shares of common stock issuable upon exercise of outstanding options.
(7)	Includes 183,335 shares of common stock issuable upon exercise of outstanding options.
(8)	Includes 1 share of common stock issuable upon exercise of outstanding options.
(9)	Includes 39,863 shares of common stock issuable upon exercise of outstanding options.
(10)	Includes 233,827 shares of common stock issuable upon exercise of outstanding options.
(11)	Includes 88,827 shares of common stock issuable upon exercise of outstanding options, and 300,000 shares of common stock held by a family trust.
(12)	Includes 243,827 shares of common stock issuable upon exercise of outstanding options.
(13)	Includes 200,179 shares of common stock issuable upon exercise of outstanding options.
(14)	Includes 12,807 shares of common stock issuable upon exercise of outstanding options.
(15)	Dr. Kyungyeol Song is an employee of SK E&S and will not receive any equity awards pursuant to the terms of the Investor Agreement.
(16)	Includes 170,827 shares of common stock issuable upon exercise of outstanding options.
(17)	Includes 1,273,493 shares of common stock issuable upon exercise of outstanding options.

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

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by KPMG LLP for the integrated audit of the Company’s annual financial statements and internal control over financial reporting and fees billed for other services rendered by KPMG LLP:

	2020	2019
Audit Fees	$3,096,900	$1,064,325
Audit‑Related Fees	$30,000	$30,000
Tax Fees	—	—
All Other Fees	—	—
Total	$3,126,900	$1,094,325

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

Exhibit No.	Description
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

4.4

Warrant to Purchase Common Stock, issued April 4, 2017, between Plug Power Inc. and Amazon.com NV Investment Holdings LLC (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 5, 2017 and incorporated by reference herein)

4.5

Warrant to Purchase Common Stock, issued July 20, 2017, between Plug Power Inc. and Wal-Mart Stores, Inc. (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 21, 2017 and incorporated by reference herein)

4.6*

Description of the Registrant’s securities registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.6 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated by reference herein)

10.1#	Employee Stock Purchase Plan (filed as Exhibit 10.34 to Plug Power Inc.’s Registration Statement on Form S-1 (File Number 333-86089) and incorporated by reference herein)

10.2#*	Form of Director Indemnification Agreement (filed as Exhibit 10.2 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated by reference herein)

10.3#*	Form of Officer Indemnification Agreement (filed as Exhibit 10.3 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated by reference herein)

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
10.31*

Master Lease Agreement, dated as of April 10, 2019, between Plug Power Inc. and Wells Fargo Equipment Finance, Inc. (filed as Exhibit 10.31 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated by reference herein)

10.32*

Master Lease Agreement, dated as of July 20, 2020, between Plug Power Inc. and Wells Fargo Equipment Finance, Inc. (filed as Exhibit 10.32 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated by reference herein)

23.1*	Consent of KPMG LLP (filed as Exhibit 23.1 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated by reference herein)

24.1*	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K/A)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.INS*	Inline XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Submitted electronically herewith.

**

The certifications furnished in Exhibit 32 hereto are deemed to be furnished with this Annual Report on Form 10-K/A and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

#Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not Applicable.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Andrew Marsh, Paul B. Middleton and Gerard L. Conway, Jr. such person’s true and lawful attorney-in-fact and agent with full power of substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Date: March 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANDREW MARSH	President, Chief Executive Officer and Director	March 14, 2022
Andrew Marsh	(Principal Executive Officer)

/s/ PAUL B. MIDDLETON	Chief Financial Officer	March 14, 2022
Paul B. Middleton	(Principal Financial Officer)

/s/ MARTIN D. HULL	Controller & Chief Accounting Officer	March 14, 2022
Martin D. Hull	(Principal Accounting Officer)

/s/ LUCAS P. SCHNEIDER	Director	March 14, 2022
Lucas P. Schneider

/s/ MAUREEN O. HELMER	Director	March 14, 2022
Maureen O. Helmer

/s/ JONATHAN SILVER	Director	March 14, 2022
Jonathan Silver

/s/ GREGORY L. KENAUSIS	Director	March 14, 2022
Gregory L. Kenausis

/s/ GEORGE C. MCNAMEE	Director	March 14, 2022
George C. McNamee

/s/ JOHANNES MINHO ROTH	Director	March 14, 2022
Johannes Minho Roth

/s/ GARY K. WILLIS	Director	March 14, 2022
Gary K. Willis

/s/ KYUNGYEOL SONG	Director	March 14, 2022
Kyungyeol Song

/s/ KIMBERLY A. HARRIMAN	Director	March 14, 2022
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

The Company did not maintain a sufficient complement of trained, knowledgeable resources to execute their responsibilities with respect to internal control over financial reporting for certain financial statement accounts and disclosures. As a consequence, the Company did not conduct an effective risk assessment process that was responsive to changes in the Company’s operating environment and did not design and implement effective process-level controls activities in the following areas:

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

Notes to Consolidated Financial Statements (Continued)

Loss accrual provision – The Company did not properly estimate the loss accrual related to its extended maintenance contracts. As a result of the error in classification of research and development costs discussed below, the Company did not consider all relevant historical costs when estimating future service costs when determining whether a loss accrual for extended maintenance contracts was necessary. Additionally, the Company did not consider the service costs related to hydrogen infrastructure, nor the provision for warrants, when estimating the need for a loss accrual on extended maintenance contracts. When properly considering these costs, additional loss accruals for extended maintenance contracts were required to be recorded. The corrections resulted in a ($1.6) million benefit for loss accrual for the year ended December 31, 2019, inclusive of the partial release of the 2018 loss accrual, and a provision for loss accrual of $5.3 million for the year ended December 31, 2018.

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

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2019

(a)

The “as previously reported” balances for equipment related to power purchase agreements and fuel delivered to customers, net (previously captioned leased assets, net) and the current and long-term finance obligations have been reclassified to conform to current period presentations, as follows at December 31, 2019:

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

As of September 30, 2020

(a)

The “as previously reported” balances for equipment related to power purchase agreements and fuel delivered to customers, net (previously captioned leased assets, net) and the current and long-term finance obligations have been reclassified to conform to current period presentations, as follows at September 30, 2020:

●	$235.8 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to the right of use assets related to operating leases, net:
●	$2.3 million was reclassified from equipment related to power purchase agreements and fuel delivered to customers, net to the right of use asset related to finance leases, net;

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

As of March 31, 2020

(a)

The “as previously reported” balances for equipment related to power purchase agreements and fuel delivered to customers, net (previously captioned leased assets, net) and the current and long-term finance obligations have been reclassified to conform to current period presentations, as follows at March 31, 2020:

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

Notes to Consolidated Financial Statements (Continued)

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
(1)

The “as previously reported” balances include a decrease in additional paid-in capital of $6.5 million and an increase of $6.5 million to accumulated deficit due to the impact of the adoption of ASU 2019-08 of January 1, 2019.

Notes to Consolidated Financial Statements (Continued)

As of September 30, 2019

(a)

The “as previously reported” balances for equipment related to power purchase agreements and fuel delivered to customers, net (previously captioned leased assets, net) and the current and long-term finance obligations have been reclassified to conform to current period presentations, as follows at September 30, 2019:

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

Notes to Consolidated Financial Statements (Continued)

As of June 30, 2019

(a)

The “as previously reported” balances for equipment related to power purchase agreements and fuel delivered to customers, net (previously captioned leased assets, net) and the current and long-term finance obligations have been reclassified to conform to current period presentations, as follows at June 30, 2019:

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

Notes to Consolidated Financial Statements (Continued)

As of March 31, 2019

(a)

The “as previously reported” balances for equipment related to power purchase agreements and fuel delivered to customers, net (previously captioned leased assets, net) and the current and long-term finance obligations have been reclassified to conform to current period presentations, as follows at March 31, 2019:

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

(ii)	Services performed on fuel cell systems and related infrastructure

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

Notes to Consolidated Financial Statements (Continued)

impact of the Company’s cost reduction initiatives. The actual results may differ from these estimates. See “Extended Maintenance Contracts” below.

Extended maintenance contracts generally do not contain customer renewal options. Upon expiration, customers may either negotiate a contract extension or switch to purchasing spare parts and maintaining the fuel cell systems on their own.

(iii)	Power Purchase Agreements

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

Notes to Consolidated Financial Statements (Continued)

present value of future lease payments, 2) fair value of the fuel cells and equipment, and 3) useful life of the underlying asset(s):

●	ASC Topic 842 requires a lessee to discount its future lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in its leases because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate to estimate the discount rate for each lease. Adjustments that considered the Company’s actual borrowing rate, inclusive of securitization, as well as borrowing rates for companies of similar credit quality were applied in the determination of the incremental borrowing rate.
●	In order for the lease to be classified as an operating lease, the present value of the future lease payments cannot exceed 90% of the fair value of the leased assets. The Company estimates the fair value of the lease assets using the sales prices.
●	In order for a lease to be classified as an operating lease, the lease term cannot exceed 75% (major part) of the estimated useful life of the leased asset. The average estimated useful life of the fuel cells is 10 years, and the average estimated useful life of the hydrogen infrastructure is 20 years. These estimated useful lives are compared to the term of each lease to determine the appropriate lease classification.
(iv)	Fuel Delivered to Customers

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based upon the amount of compensation cost recognized and the Company’s statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in the income statement. No tax benefit or expense for stock-based compensation has been recorded during the years ended December 31, 2020, 2019 and 2018 since the Company remains in a full valuation allowance position.

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

Notes to Consolidated Financial Statements (Continued)

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This ASU simplifies the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the Company’s 3.75% Convertible Senior Notes, will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. This guidance is required to be adopted by January 1, 2022, and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has elected to early adopt this guidance on January 1, 2021 using the modified retrospective method. Under this transition method, the cumulative effect of accounting change removed the impact of recognizing the equity component of the Company’s convertible notes at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization. The cumulative effect of the accounting change upon adoption on January 1, 2021 increased the carrying amount of the convertible notes by $120.7 million, reduced accumulated deficit by $9.5 million and reduced additional paid-in capital by $130.2 million. Future interest expense of the convertible notes will be lower as a result of adoption of this guidance and net loss per share will be computed using the if-converted method for convertible instruments.

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

The fair value of consideration paid by the Company in connection with the UHG acquisition was as follows (in thousands):

Cash	$19,293
Plug Power Stock	30,410
Contingent consideration	1,110
Total consideration	$50,813

Included in cash and common stock in the above table is $1.0 million of cash and $6.5 million of common stock that was paid in April 2020 to purchase a convertible note in UHG. This convertible note included terms that allowed for reduction of the purchase price if the Company were to complete the acquisition of UHG. As such, this note was cancelled in conjunction with the closing of this acquisition.

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Restricted stock awards generally vest in equal installments over a period of one to three years. Restricted stock awards are valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the share vesting period. The Company recorded expense associated with its restricted stock awards of approximately $7.6 million, $2.8 million, and $966 thousand, for the years ended December 31, 2020, 2019, and 2018, respectively. Additionally, for the years ended December 31, 2020, 2019, and 2018, there was $41.5 million, $8.4 million, and $3.9 million respectively, of unrecognized compensation cost related to restricted stock awards to be recognized over the next three years.

Notes to Consolidated Financial Statements (Continued)

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the use of loss carryforwards may be limited if a change in ownership of a company occurs. If it is determined that due to transactions involving the Company’s shares owned by its 5 percent or greater stockholders a change of ownership has occurred under the provisions of Section 382 of the Code, the Company’s federal and state NOL carryforwards could be subject to significant Section 382 limitations.

Based on studies of the changes in ownership of the Company, it has been determined that an ownership change under Section 382 of the Code occurred in 2013 that limited the amount of pre-change NOL that can be used in future years to $13.5 million. These NOL carryforwards will expire, if unused, at various dates from 2020 through 2033. NOLs of $450.9 million incurred after the most recent ownership change are not subject to Section 382 of the Code and are available for use in future years. Accordingly, the Company’s deferred tax assets include $464.4 million of U.S. net operating loss carryforwards. The NOL carryforwards available at December 31, 2020, include $205.2 million of NOL that was generated in 2020, $25.0 million of net operating loss that was generated in 2019 and $43.4 million of NOL that was generated in 2018 that do not expire (2019 and 2018 as restated). The remainder, if unused, will expire at various dates from 2032 through 2037.

Approximately $4.4 million of research credit carryforwards generated after the most recent IRC Section 382 ownership change are included in the Company’s deferred tax assets. Due to limitations under IRC Section 382, research credit carryforwards existing prior to the most recent IRC Section 382 ownership change will not be used and are not reflected in the Company’s gross deferred tax asset at December 31, 2020. The remaining credit carryforwards will expire during the periods 2033 through 2040.

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

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Date: March 14, 2022