Form 10-Q
period 2022-06-30
PLUG POWER INC
filed 2022-08-09
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

The number of shares of common stock, par value of $0.01 per share, outstanding as of August 5, 2022 was 578,695,912 shares.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,255,951	$2,481,269
Restricted cash	146,013	118,633
Available-for-sale securities, at fair value (amortized cost $736,983 and allowance for credit losses of $0 at June 30, 2022 and amortized cost $1,242,933 and allowance for credit losses of $0 at December 31, 2021)	715,906	1,240,265
Equity securities	134,342	147,995
Accounts receivable	61,502	92,675
Inventory	429,549	269,163
Contract assets	38,961	38,637
Prepaid expenses and other current assets	111,846	59,888
Total current assets	3,894,070	4,448,525

Restricted cash	559,713	532,292
Property, plant, and equipment, net	431,492	255,623
Right of use assets related to finance leases, net	44,201	32,494
Right of use assets related to operating leases, net	241,421	212,537
Equipment related to power purchase agreements and fuel delivered to customers, net	83,159	72,902
Contract assets	182	120
Goodwill	235,026	220,436
Intangible assets, net	204,213	158,208
Investments in non-consolidated entities and non-marketable equity securities	37,007	12,892
Other assets	3,920	4,047
Total assets	$5,734,404	$5,950,076

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$146,166	$92,307
Accrued expenses	98,341	79,237
Deferred revenue and other contract liabilities	60,315	116,377
Operating lease liabilities	37,214	30,822
Finance lease liabilities	6,324	4,718
Finance obligations	46,784	42,040
Current portion of long-term debt	980	15,252
Contingent consideration, loss accrual for service contracts, and other current liabilities	31,645	39,800
Total current liabilities	427,769	420,553

Deferred revenue and other contract liabilities	67,390	66,713
Operating lease liabilities	193,333	175,635
Finance lease liabilities	32,972	24,611
Finance obligations	219,622	211,644
Convertible senior notes, net	193,269	192,633
Long-term debt	91,677	112,794
Contingent consideration, loss accrual for service contracts, and other liabilities	169,791	139,797
Total liabilities	1,395,823	1,344,380

Stockholders’ equity:
Common stock, $0.01 par value per share; 1,500,000,000 shares authorized; Issued (including shares in treasury): 595,709,539 at June 30, 2022 and 594,729,610 at December 31, 2021	5,958	5,947
Additional paid-in capital	7,163,486	7,070,710
Accumulated other comprehensive loss	(28,989)	(1,532)
Accumulated deficit	(2,726,688)	(2,396,903)
Less common stock in treasury: 17,210,049 at June 30, 2022 and 17,074,710 at December 31, 2021	(75,186)	(72,526)
Total stockholders’ equity	4,338,581	4,605,696
Total liabilities and stockholders’ equity	$5,734,404	$5,950,076

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenue:
Sales of fuel cell systems, related infrastructure and equipment	$116,233	$99,278	$225,080	$146,050
Services performed on fuel cell systems and related infrastructure	8,822	5,675	17,062	11,720
Power purchase agreements	11,169	8,361	21,206	16,187
Fuel delivered to customers and related equipment	14,472	11,121	27,900	22,248
Other	571	122	822	310
Net revenue	151,267	124,557	292,070	196,515
Cost of revenue:
Sales of fuel cell systems, related infrastructure and equipment	94,153	79,913	182,981	108,887
Services performed on fuel cell systems and related infrastructure	11,612	15,475	25,487	28,561
Provision for loss contracts related to service	1,068	6,694	3,116	8,179
Power purchase agreements	34,892	22,234	66,645	40,577
Fuel delivered to customers and related equipment	41,607	40,331	80,879	62,474
Other	400	208	777	306
Total cost of revenue	183,732	164,855	359,885	248,984

Gross loss	(32,465)	(40,298)	(67,815)	(52,469)

Operating expenses:
Research and development	23,557	11,247	44,018	20,989
Selling, general and administrative	95,953	38,652	176,842	64,231
Change in fair value of contingent consideration	(5,066)	(560)	(2,605)	230
Total operating expenses	114,444	49,339	218,255	85,450

Operating loss	(146,909)	(89,637)	(286,070)	(137,919)

Interest income	3,838	1,446	5,892	1,513
Interest expense	(11,203)	(11,714)	(19,851)	(24,047)
Other expense, net	(2,456)	(70)	(3,765)	(268)
Realized loss on investments, net	(468)	18	(1,315)	18
Change in fair value of equity securities	(13,484)	323	(18,643)	323
Loss on equity method investments	(2,191)	—	(6,024)	—

Loss before income taxes	$(172,873)	$(99,634)	$(329,776)	$(160,380)

Income tax expense	423	—	9	—

Net loss	$(173,296)	$(99,634)	$(329,785)	$(160,380)

Net loss per share:
Basic and diluted	$(0.30)	$(0.18)	$(0.57)	$(0.30)

Weighted average number of common stock outstanding	578,043,278	567,033,722	578,217,636	540,394,003

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Net loss	$(173,296)	$(99,634)	$(329,785)	$(160,380)
Other comprehensive loss:
Foreign currency translation (loss) gain	(7,198)	581	(9,048)	(542)
Change in net unrealized loss on available-for-sale securities	(3,329)	(1,967)	(18,409)	(1,875)
Comprehensive loss attributable to the Company	$(183,823)	$(101,020)	$(357,242)	$(162,797)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Equity
December 31, 2021	594,729,610	$5,947	$7,070,710	$(1,532)	17,074,710	$(72,526)	$(2,396,903)	$4,605,696
Net loss	—	—	—	—	—	—	(156,489)	(156,489)
Other comprehensive loss	—	—	—	(16,930)	—	—	—	(16,930)
Stock-based compensation	226,221	2	43,384	—	—	—	—	43,386
Stock option exercises and issuance of shares of restricted common stock	253,525	3	288	—	—	—	—	291
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock	—	—	—	—	71,627	(1,465)	—	(1,465)
Provision for common stock warrants	—	—	1,743	—	—	—	—	1,743
March 31, 2022	595,209,356	$5,952	$7,116,125	$(18,462)	17,146,337	$(73,991)	$(2,553,392)	$4,476,232
Net loss	—	—	—	—	—	—	(173,296)	(173,296)
Other comprehensive loss	—	—	—	(10,527)	—	—	—	(10,527)
Stock-based compensation	108,216	2	44,857	—	—	—	—	44,859
Stock option exercises and issuance of shares of restricted common stock	391,967	4	525	—	—	—	—	529
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock	—	—	—	—	63,712	(1,195)	—	(1,195)
Provision for common stock warrants	—	—	1,979	—	—	—	—	1,979
June 30, 2022	595,709,539	$5,958	$7,163,486	$(28,989)	17,210,049	$(75,186)	$(2,726,688)	$4,338,581

December 31, 2020	473,977,469	$4,740	$3,446,650	$2,451	15,926,068	$(40,434)	$(1,946,488)	$1,466,919
Net loss	—	—	—	—	—	—	(60,746)	(60,746)
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	(130,249)	—	—	—	9,550	(120,699)
Other comprehensive gain	—	—	—	(1,031)	—	—	—	(1,031)
Stock-based compensation	15,166	—	9,695	—	—	—	—	9,695
Public offerings, common stock, net	32,200,000	322	2,022,866	—	—	—	—	2,023,188
Private offerings, common stock, net	54,966,188	549	1,564,088	—	—	—	—	1,564,637
Stock option exercises	1,758,375	18	4,691	—	—	—	—	4,709
Exercise of warrants	16,308,978	163	15,282	—	—	—	—	15,445
Provision for common stock warrants	—	—	1,601	—	—	—	—	1,601
Conversion of 7.5% Convertible Senior Note	3,016,036	30	15,155	—	—	—	—	15,185
Repurchase of 5.5% Convertible Senior Notes, net of income tax benefit	69,808	1	159	—	—	—	—	160
March 31, 2021	582,312,020	$5,823	$6,949,938	$1,420	15,926,068	$(40,434)	$(1,997,684)	$4,919,063
Net loss	—	—	—	—	—	—	(99,634)	(99,634)
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	64	—	—	—	(1)	63
Other comprehensive gain	—	—	—	(1,386)	—	—	—	(1,386)
Stock-based compensation	—	—	11,120	—	—	—	—	11,120
Stock option exercises	2,075	—	(4)	—	—	—	—	(4)
Exercise of warrants	4,534,130	45	(40)	—	—	—	—	5
Provision for common stock warrants	—	—	1,642	—	—	—	—	1,642
June 30, 2021	586,848,225	$5,868	$6,962,720	$34	15,926,068	$(40,434)	$(2,097,319)	$4,830,869

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
Operating activities
Net loss	$(329,785)	$(160,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	11,204	9,725
Amortization of intangible assets	10,374	730
Stock-based compensation	88,245	20,815
Amortization of debt issuance costs and discount on convertible senior notes	1,336	1,726
Provision for common stock warrants	3,942	3,452
Deferred income tax benefit	(916)	—
(Benefit)/loss on service contracts	(18,131)	4,399
Fair value adjustment to contingent consideration	(2,605)	(230)
Net realized loss on investments	1,315	(18)
Amortization of premium on available-for-sale securities	4,560	—
Lease origination costs	(3,150)	(4,553)
Loss on disposal of assets	268
Change in fair value for equity securities	18,643	(323)
Loss on equity method investments	6,024	—
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	31,990	(48,318)
Inventory	(159,445)	(70,588)
Contract assets	(386)	—
Prepaid expenses and other assets	(51,654)	(22,967)
Accounts payable, accrued expenses, and other liabilities	38,663	4,047
Deferred revenue and other contract liabilities	(55,605)	15,848
Net cash used in operating activities	(405,113)	(246,635)

Investing activities
Purchases of property, plant and equipment	(157,838)	(33,062)
Purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers	(15,268)	(7,598)
Purchase of available-for-sale securities	(143,230)	(1,504,891)
Proceeds from sales of available-for-sale securities	475,676	260,313
Proceeds from maturities of available-for-sale securities	167,629	—
Purchase of equity securities	(4,990)	(119,979)
Net cash paid for acquisitions	(26,473)	—
Cash paid for non-consolidated entities and non-marketable equity securities	(30,139)	—
Net cash provided by (used in) investing activities	265,367	(1,405,217)

Financing activities
Proceeds from exercise of warrants, net of transaction costs	—	15,450
Payments of contingent consideration	(2,667)	—
Proceeds from public and private offerings, net of transaction costs	—	3,587,825
Payments of tax withholding on behalf of employees for net stock settlement of stock-based compensation	(2,660)	—
Proceeds from exercise of stock options	820	4,705
Principal payments on long-term debt	(36,089)	(15,564)
Proceeds from finance obligations	35,048	32,159
Principal repayments of finance obligations and finance leases	(25,168)	(17,281)
Net cash (used in) provided by financing activities	(30,716)	3,607,294
Effect of exchange rate changes on cash	(55)	(163)
(Decrease)/increase in cash and cash equivalents	(225,318)	1,847,766
Increase in restricted cash	54,801	107,513
Cash, cash equivalents, and restricted cash beginning of period	3,132,194	1,634,284
Cash, cash equivalents, and restricted cash end of period	$2,961,677	$3,589,563

Supplemental disclosure of cash flow information
Cash paid for interest, net capitalized interest of $5.8 million	$18,737	$11,261

Summary of non-cash activity
Recognition of right of use asset - finance leases	$12,644	$11,286
Recognition of right of use asset - operating leases	40,352	39,271
Net tangible liabilities assumed in a business combination	(5,124)	—
Intangible assets acquired in a business combination	60,522	—
Conversion of convertible senior notes to common stock	—	15,345
Net transfers between inventory and long-lived assets	916	—
Accrued purchase of fixed assets, cash to be paid in subsequent period	39,681	6,124

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In addition, we include our share of the results of our joint venture with Renault SAS (“Renault”) named HyVia, a French société par actions simplifiée (“HyVia”), AccionaPlug S.L., and SK Plug Hyverse Co., Ltd., using the equity method based on our economic ownership interest and our ability to exercise significant influence over the operating and financial decisions of HyVia, AccionaPlug S.L., and SK Plug Hyverse Co., Ltd.

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

The unaudited interim condensed consolidated financial statements contained herein should be read in conjunction with our 2021 Form 10-K.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

Other than the adoption of the accounting guidance mentioned in our 2021 Form 10-K, there have been no other significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

Recent Accounting Guidance Not Yet Effective

All issued but not yet effective accounting and reporting standards as of June 30, 2022 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired, excluding goodwill (in thousands):

Current assets	$2,672
Property, plant and equipment	493
Right of use asset	182
Identifiable intangible assets	60,522
Lease liability	(374)
Current liabilities	(2,612)
Contract liability	(3,818)
Total net assets acquired, excluding goodwill	$57,065

The preliminary allocation of the purchase price is still considered provisional due to the finalization of the valuation for the assets acquired and liabilities assumed in relation to the Joule acquisition. Therefore, the fair values of the assets acquired and liabilities assumed are subject to change as we obtain additional information for valuation assumptions such as market demand for Joule product lines to support forecasted revenue growth and the likelihood of achieving earnout milestones during the measurement period, which will not exceed 12 months from the date of acquisition. During the three months ended June 30, 2022, the Company recorded an adjustment to goodwill of $136 thousand due to the payment of a hold back liability related to the Joule acquisition and was recorded in accrued expenses in the unaudited interim condensed consolidated balance sheet.

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

In connection with the acquisition, the Company recorded on its consolidated balance sheet a liability of $41.7 million representing the fair value of contingent consideration payable, and is recorded in the unaudited interim condensed consolidated balance sheet in the loss accrual for service contracts and other liabilities. The fair value of this contingent consideration was remeasured to $36.9 million as of June 30, 2022, and as a result a $4.8 million reduction was recorded in the unaudited interim condensed consolidated statement of operations for the three and six months ended June 30, 2022.

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

The goodwill was primarily attributed to the value of synergies created with the Company’s current and future offerings and the value of the assembled workforce. Goodwill and intangible assets are not deductible for income tax purposes. Goodwill associated with the Joule acquisition was calculated as follows (in thousands):

Consideration paid	$28,140
Contingent consideration	41,732
Less: net assets acquired	(57,065)
Total goodwill recognized	$12,807

The acquisition of Joule contributed $2.0 million and $3.3 million to total consolidated revenue for the three and six months ended June 30, 2022, respectively. The Company determined it impractical to report net loss for the Joule acquisition for the three and six months ended June 30, 2022.

Applied Cryo Technologies Acquisition

On November 22, 2021, the Company acquired 100% of the outstanding shares of Applied Cryo Technologies, Inc. (“Applied Cryo”). Applied Cryo is a manufacturer of engineered equipment servicing multiple applications, including cryogenic trailers and mobile storage equipment for the oil and gas markets and equipment for the distribution of liquified hydrogen, oxygen, argon, nitrogen, and other cryogenic gases.

The fair value of consideration paid by the Company in connection with the Applied Cryo acquisition was as follows (in thousands):

Cash	$98,559
Plug Power Inc. Common Stock	46,697
Contingent consideration	14,000
Settlement of preexisting relationship	2,837
Total consideration	$162,093

Included in the $98.6 million of cash consideration above, $5.0 million is consideration held by our paying agent in connection with the acquisition and is reported as restricted cash, with a corresponding accrued liability as of June 30, 2022 on the Company’s unaudited interim condensed consolidated balance sheet. We expect that this will be settled in the second half of 2022.

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired, excluding goodwill (in thousands):

Cash	$1,180
Accounts receivable	4,123
Inventory	24,655
Prepaid expenses and other assets	1,506
Property, plant and equipment	4,515
Right of use asset	2,788
Identifiable intangible assets	70,484
Lease liability	(2,672)
Accounts payable, accrued expenses and other liabilities	(7,683)
Deferred tax liability	(16,541)
Deferred revenue	(12,990)
Total net assets acquired, excluding goodwill	$69,365

The preliminary allocation of the purchase price is still considered provisional due to the tradename, technology, and customer relationship valuations. The Company continues to evaluate valuation assumptions such as the market demand for the Applied Cryo existing product lines to support forecasted revenue growth. Additionally, the Company continues to research the technology and buying power of Applied Cryo and evaluate the likelihood of achieving the additional production capacity needed in a timely manner to meet earnout milestones. During the three months ended June 30, 2022, the Company recorded a measurement period adjustment to goodwill of $0.5 million due to a release of escrow, which was recorded to accrued expenses in the unaudited interim condensed consolidated balance sheet. Any necessary adjustments will be finalized within one year from the date of acquisition.

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

In connection with the acquisition, the Company recorded on its consolidated balance sheet a liability of $14.0 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was remeasured as of June 30, 2022 and was $13.7 million as of June 30, 2022, and reductions of $0.4 million and $0.3 million was recorded in the unaudited interim condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively.

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

The goodwill was primarily attributed to the value of synergies created with the Company’s current and future offerings and the value of the assembled workforce. Goodwill and intangible assets are not deductible for income tax purposes. Goodwill associated with the Applied Cryo acquisition was calculated as follows (in thousands):

Consideration paid	$162,093
Less: net assets acquired	(69,365)
Total goodwill recognized	$92,728

The acquisition of Applied Cryo contributed $16.2 million and $33.1 million to total consolidated revenue for the three and six months ended June 30, 2022, respectively. The Company determined it impractical to report net loss for the Applied Cryo acquisition for the three and six months ended June 30, 2022.

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the total net assets acquired, excluding goodwill (in thousands):

Cash	$45,394
Accounts receivable	17,910
Inventory	34
Prepaid expenses and other assets	3,652
Property, plant and equipment	709
Right of use asset	1,937
Contract asset	9,960
Identifiable intangible assets	50,478
Lease liability	(1,937)
Contract liability	(22,737)
Accounts payable, accrued expenses and other liabilities	(18,465)
Deferred tax liability	(11,259)
Provision for loss contracts	(2,636)
Warranty provisions	(7,566)
Total net assets acquired, excluding goodwill	$65,474

The preliminary allocation of the purchase price is still considered provisional due to outstanding customer valuation analysis. Identifiable intangible assets consisted of developed technology, tradename, acquired customer relationships, non-compete agreements and backlog. Any necessary adjustments will be finalized within one year from the date of acquisition. During the three months ended June 30, 2022, the Company recorded a measurement period adjustment to goodwill of $7.2 million due to the recording of the deferred tax treatment surrounding the tangible and intangible assets acquired, which was recorded to contingent consideration, loss accrual for service contracts, and other liabilities in the unaudited interim condensed consolidated balance sheet.

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

In connection with the acquisition, the Company recorded on its consolidated balance sheet a liability of $29.1 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was remeasured as of June 30, 2022 and was $28.0 million as of June 30, 2022. The change in fair value decline was partially due to a change in the foreign currency translation, partially offset by an increase in the liability. The Company recorded an adjustment of $1.4 million and $1.1 million for the three and six months ended June 30, 2022 in the unaudited interim condensed consolidated statement of operations.

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

Consideration paid	$127,861
Less: net assets acquired	(65,474)
Total goodwill recognized	$62,387

The above estimates are preliminary in nature and subject to adjustments. Any necessary adjustments will be finalized within one year from the date of acquisition. Substantially all the receivables acquired are expected to be collectable. Purchased goodwill is not expected to be deductible for tax purposes.

The acquisition of Frames contributed $28.6 million and $50.5 million to total consolidated revenue for the three and six months ended June 30, 2022, respectively. The following table reflects the unaudited pro forma results of operations for the six months ended June 30, 2021 assuming that the Frames acquisition had occurred on January 1, 2021 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Revenue	$14,397	$31,804
Net income	$879	$1,034

The unaudited pro forma net income for the three and six months ended June 30, 2021 have been adjusted to reflect increased amortization of intangibles as if the acquisition had occurred on January 1, 2021. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the Frames acquisition occurred as of January 1, 2021 or indicative of the results that may be achieved in future periods.

None of the Joule and Applied Cryo Technologies acquisition was material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

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

	Six months ended	Year ended
	June 30, 2022	December 31, 2021
Beginning balance	$89,773	$24,013
Provision for loss accrual	3,116	71,988
Loss accrual from acquisition	—	2,636
Releases to service cost of sales	(21,247)	(8,864)
Foreign currency translation adjustment	(103)	—
Ending balance	$71,539	$89,773

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

The potentially dilutive securities are summarized as follows:

	At June 30,
	2022	2021
Stock options outstanding (1)	24,184,619	9,165,066
Restricted stock outstanding (2)	5,616,280	6,511,808
Common stock warrants (3)	80,017,181	83,518,821
Convertible Senior Notes (4)	39,170,766	39,170,766
Number of dilutive potential shares of common stock	148,988,846	138,366,461

(1)	During the three months ended June 30, 2022 and 2021, the Company granted options for 308,351 and 117,500 shares of common stock, respectively. During the six months ended June 30, 2022 and 2021, the Company granted options for 759,851 and 698,500 shares of common stock, respectively.

(2)	During the three months ended June 30, 2022 and 2021, the Company granted 323,991 and 98,000 restricted shares of common stock, respectively. During the six months ended June 30, 2022 and 2021, the Company granted 1,126,491 and 653,000 restricted shares of common stock, respectively.

(3)	In April 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements.” The warrant had been exercised with respect to 17,461,994 and 13,960,354 shares of the Company’s common stock as of June 30, 2022 and 2021, respectively.

In July 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Walmart, subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements.” The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of June 30, 2022 and 2021.

(4)	In March 2018, the Company issued $100.0 million in aggregate principal amount of the 5.5% Convertible Senior Notes due 2023 (the “5.5% Convertible Senior Notes”). In May 2020, the Company repurchased $66.3 million of the 5.5% Convertible Senior Notes and in the fourth quarter of 2020, $33.5 million of the 5.5% Convertible Senior Notes were converted into approximately 14.6 million shares of common stock. The remaining $0.2 million aggregate principal amount of the 5.5% Convertible Senior Notes were converted into 69,808 shares of common stock in January 2021. In September 2019, the Company issued $40.0 million in aggregate principal amount of the 7.5% Convertible Senior Note due 2023 (the “7.5% Convertible Senior Note”), which was fully converted into 16.0 million shares of common stock on July 1, 2020. In May 2020, the Company issued $212.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes. There were no conversions for the three and six months ended June 30, 2022. There were no conversations for the three months ended June 30, 2021. For the six months ended June 30, 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted, resulting in the issuance of 3,016,036 shares of common stock.

Million of

6. Inventory

Inventory as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials and supplies - production locations	$321,261	$187,449
Raw materials and supplies - customer locations	13,629	16,294
Work-in-process	86,235	58,341
Finished goods	8,424	7,079
Inventory	$429,549	$269,163

7. Property, Plant and Equipment

Property, plant and equipment at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Land	$1,165	$1,165
Construction in progress	332,982	169,415
Leasehold improvements	2,895	2,099
Software, machinery, and equipment	131,699	112,068
Property, plant, and equipment	468,741	284,747
Less: accumulated depreciation	(37,249)	(29,124)
Property, plant, and equipment, net	$431,492	$255,623

Construction in progress is primarily comprised of construction of five hydrogen production plants and the Gigafactory in Rochester, NY.  Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of capital asset construction and amortized over the useful lives of the related assets. During the three and six months ended June 30, 2022,  the Company capitalized $1.5 million and $5.8 million of interest, respectively.

Depreciation expense related to property, plant and equipment was $5.5 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense related to property, plant and equipment was $8.1 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively.

8. Intangible Assets and Goodwill

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of June 30, 2022 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	14 years	$104,062	$(8,877)	$95,185
Dry stack electrolyzer technology	10 years	29,000	(967)	28,033
Customer relationships, Non-compete agreements, Backlog & Trademark	12 years	88,345	(7,350)	80,995
		$221,407	$(17,194)	$204,213

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

The change in the gross carrying amount of the acquired technology from December 31, 2021 to June 30, 2022 was primarily due to the acquisition of Joule, the addition of the dry build electrolyzer stack related to the Giner ELX acquisition, and changes in foreign currency translation.

Amortization expense for acquired identifiable intangible assets for the three months ended June 30, 2022 and 2021 was $5.2 million and $0.4 million, respectively. Amortization expense for acquired identifiable intangible assets for the six months ended June 30, 2022 and 2021 was $10.4 million and $0.7 million, respectively.

The estimated amortization expense for subsequent years is as follows (in thousands):

Remainder of 2022	$10,730
2023	17,990
2024	17,933
2025	17,175
2026	15,691
2027 and thereafter	124,694
Total	$204,213

The change in the carrying amount of goodwill for the six month period ended June 30, 2022 was as follows (in thousands):

Beginning balance at December 31, 2021	$220,436
Acquisitions	12,943
Measurement period adjustments	6,496
Foreign currency translation adjustment	(4,849)
Ending balance at June 30, 2022	$235,026

9. Long-Term Debt

In March 2019, the Company entered into a loan and security agreement, as amended (the “Loan Agreement”), with Generate Lending, LLC (“Generate Capital”), providing for a secured term loan facility in the amount of $100 million (the “Term Loan Facility”). On June 30, 2022, the outstanding balance under the Term Loan Facility was $83.3 million. The carrying value of the Term Loan Facility approximates fair value.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments are funded in part by releases of restricted cash, as described in Note 19, “Commitments and Contingencies.” Based on the amortization schedule as of June 30, 2022, the aforementioned loan balance under the Term Loan Facility will be fully paid by October 31, 2025.  At June 30, 2022, the Company was in compliance with all debt covenants under the Term Loan Facility.

10. Convertible Senior Notes

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes. During the three and six months ended June 30, 2022, there were no conversions of the 3.75% Convertible Senior Notes.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

June 30,
2022
Principal amounts:
Principal	$197,278
Unamortized debt issuance costs (1)	(4,009)
Net carrying amount	$193,269
1)	Included in the unaudited interim condensed consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes (in thousands, except for effective interest rate):

	June 30,	June 30,
	2022	2021
Interest expense	$1,849	$1,850
Amortization of debt issuance costs	320	306
Total	2,169	2,156

Effective interest rate	4.5%	4.5%

Based on the closing price of the Company’s common stock of $16.57 on June 30, 2022, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at June 30, 2022 was approximately $700 million. The fair value estimation was primarily based on an active stock exchange trade on June 14, 2022 of the 3.75% Convertible Senior Notes. See Note 15, “Fair Value Measurements,” for a description of the fair value hierarchy.

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

There were no shares of common stock settled in connection with the Common Stock Forward during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Common Stock Forward was partially settled and 2.2 million shares and 8.1 million shares were received by the Company, respectively.

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

During 2017, warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 12, “Warrant Transaction Agreements.” At June 30, 2022 and December 31, 2021, 75,655,478 of the warrant shares had vested, and were therefore exercisable. These warrants are measured at fair value at the time of grant or modification and are classified as equity instruments on the unaudited interim condensed consolidated balance sheets.

12. Warrant Transaction Agreements

Amazon Transaction Agreement

On April 4, 2017, the Company and Amazon entered into a Transaction Agreement (the “Amazon Transaction Agreement”), pursuant to which the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “Amazon Warrant”) to acquire up to 55,286,696 shares of the Company’s common stock (the “Amazon Warrant Shares”), subject to certain vesting events described below. The Company and Amazon entered into the Amazon Transaction Agreement in connection with existing commercial agreements between the Company and Amazon with respect to the deployment of the Company’s GenKey (defined below) fuel cell technology at Amazon distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the Amazon Warrant Shares was conditioned upon payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements.

The warrant had been exercised with respect to 17,461,994 shares of the Company’s common stock as of June 30, 2022 and December 31, 2021.

At December 31, 2021, all 55,286,696 of the Amazon Warrant Shares had vested.  For service contracts entered into prior to December 31, 2020, the warrant charge associated with that revenue was capitalized and is subsequently amortized over the life of the service contract. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended June 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the six months ended June 30, 2022 and 2021 was $0.2 million and $0.2 million, respectively.

Walmart Transaction Agreement

On July 20, 2017, the Company and Walmart entered into a Transaction Agreement (the “Walmart Transaction Agreement”), pursuant to which the Company agreed to issue to Walmart a warrant (the “Walmart Warrant”) to acquire up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events (the “Walmart Warrant Shares”). The Company and Walmart entered into the Walmart Transaction Agreement in connection with existing commercial agreements between the Company and Walmart with respect to the deployment of the Company’s GenKey fuel cell technology across various Walmart distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the warrant shares was conditioned upon payments made by Walmart or its affiliates (directly or indirectly through third parties) pursuant to transactions entered into after January 1, 2017 under existing commercial agreements.

The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of June 30, 2022 and December 31, 2021.

At June 30, 2022 and December 31, 2021, 20,368,782 of the Walmart Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended June 30, 2022 and 2021 was $2.0 million and $1.6 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the six months ended June 30, 2022 and 2021 was $3.7 million and $3.2 million, respectively. During the three and six months ended June 30, 2022 and 2021, respectively, the Walmart Warrant was exercised with respect to 0 and 7,274,565 shares of common stock.

13. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales of fuel cell systems	$33,411	$55,482	$70,940	$81,161
Sales of hydrogen infrastructure	32,414	40,109	59,502	60,462
Sales of electolyzers	3,675	3,687	7,734	4,427
Sales of engineered equipment	28,556	—	50,524	—
Services performed on fuel cell systems and related infrastructure	8,822	5,675	17,062	11,720
Power Purchase Agreements	11,169	8,361	21,206	16,187
Fuel delivered to customers and related equipment	14,472	11,121	27,900	22,248
Sales of cryogenic equipment	18,177	—	36,380	—
Other	571	122	822	310
Net revenue	$151,267	$124,557	$292,070	$196,515

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivable	$61,502	$92,675
Contract assets	39,143	38,757
Contract liabilities	127,705	183,090

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets	Six months ended
	June 30, 2022	December 31, 2021
Transferred to receivables from contract assets recognized at the beginning of the period	$(12,096)	$(14,638)
Contract assets assumed as part of acquisition	—	9,960
Revenue recognized and not billed as of the end of the period	12,482	25,246
Net change in contract assets	$386	$20,568

Contract liabilities	Six months ended
	June 30, 2022	December 31, 2021
Increases due to cash received, net of amounts recognized as revenue during the period	$41,170	$182,052
Contract liabilities assumed as part of acquisitions	3,818	35,727
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(100,373)	(110,974)
Net change in contract liabilities	$(55,385)	$106,805

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

June 30,
2022
Sales of fuel cell systems	$14,758
Sales of hydrogen installations and other infrastructure	17,781
Sales of electrolyzers	77,061
Sales of engineered equipment	48,607
Services performed on fuel cell systems and related infrastructure	93,371
Power Purchase Agreements	252,003
Fuel delivered to customers and related equipment	81,785
Sales of cryogenic equipment	59,599
Total estimated future revenue	$644,965

Contract costs

Contract costs consist of capitalized commission fees and other expenses related to obtaining or fulfilling a contract. Capitalized contract costs at June 30, 2022 and December 31, 2021 were $0.6 million and $0.4 million, respectively.

14. Income Taxes

The Company recorded $0.4 million and $0 of income tax expense for the three months ended June 30, 2022 and 2021, respectively. The Company recorded $9 thousand and $0 of income tax expense for the six months ended June 30, 2022 and 2021, respectively. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its domestic net deferred tax assets, which remain fully reserved.

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

Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics.  Available-for-sale securities are characterized as Level 2 assets, as their fair values are determined using observable market inputs. Equity securities are characterized as Level 1 assets, as their fair values are determined using active markets for identical assets. There were no transfers between Level 1, Level 2, or Level 3 for the three and six months ended June 30, 2022.

Financial instruments not recorded at fair value on a recurring basis include equity method investments that have not been remeasured or impaired in the current period, such as our investments in HyVia, AccionaPlug S.L., and SK Plug Hyverse Co., Ltd. During the three and six months ended June 30, 2022, the Company contributed approximately $0 and $22.6 million, respectively, to HyVia, AccionaPlug S.L. and SK Plug Hyverse Co., Ltd.

.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of June 30, 2022
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash equivalents	$117,860	$117,860	$117,860	$—	$—
Corporate bonds	225,721	225,721	—	225,721	—
U.S. Treasuries	490,185	490,185	490,185	—	—
Equity securities	134,342	134,342	134,342	—	—
Swaps and forward contracts	489	489	489	—	—

Liabilities
Contingent consideration	96,508	96,508	—	—	96,508
Swaps and forward contracts	1,291	1,291	1,291	—	—

	As of December 31, 2021
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash equivalents	$115,241	$115,241	$115,241	$—	$—
Corporate bonds	226,382	226,382	—	226,382	—
U.S. Treasuries	1,013,883	1,013,883	1,013,883	—	—
Equity securities	147,995	147,995	147,995	—	—
Swaps and forward contracts	70	70	70	—	—

Liabilities
Contingent consideration	62,297	62,297	—	—	62,297
Swaps and forward contracts	981	981	981	—	—

The liabilities measured at fair value on a recurring basis that have unobservable inputs and are therefore categorized as level 3 are related to contingent consideration. The fair value as of June 30, 2022 is comprised of $78.6 million related to the acquisitions of Frames, Applied Cryo, and Joule, as well as $17.9 million from two acquisitions in 2020.  Giner ELX, Inc. was acquired in June 2020, and included in the purchase price are preliminary fair value associated with earnout payments of $16.0 million that the sellers are eligible to receive. The remaining contingent consideration as of June 30, 2022 is related to the achievement of the dry build electrolyzer stack earnout and the achievement of certain revenue targets for years 2022 through 2023. As of June 30, 2022, the remaining estimated fair value of contingent consideration for Giner ELX Inc. is $16.5 million. United Hydrogen Group Inc. was acquired in June 2020, and included in the purchase price was contingent consideration based on the future performance related to the expansion of the liquefication capacity of the Charleston, Tennessee liquid hydrogen plant. The Company’s liability for this contingent consideration was measured at fair value based on the Company’s expectations of achieving the expansion milestone. As of June 30, 2022, the remaining estimated fair value is $1.4 million. In the unaudited interim condensed consolidated balance sheets, contingent consideration is recorded in the contingent consideration, loss accrual for service contracts, and other liabilities financial statement line item, and is comprised of the following unobservable inputs:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
Contingent Consideration	$85,466	Scenario based method	Credit spread	16.24%
			Discount rate	17.56% - 19.19% (18.38%)
	10,350	Monte carlo simulation	Credit spread	16.24%
			Discount rate	18.84% - 19.09%
			Revenue volatility	49.11%
	692	Monte carlo simulation	Credit spread	16.24%
			Revenue volatility	40.7% - 24.4% (35.0%)
			Gross profit volatility	113.0% - 23.0% (65.0%)
	96,508

The change in the carrying amount of Level 3 liabilities for the three and six month period ended June 30, 2022 was as follows (in thousands):

Six months ended
June 30, 2022
Beginning balance at December 31, 2021	$62,297
Payments	(2,667)
Additions due to acquisitions	41,732
Fair value adjustments	2,461
Foreign currency translation adjustment	(604)
Ending balance at March 31, 2022	103,219
Fair value adjustments	(5,066)
Foreign currency translation adjustment	(1,645)
Ending balance at June 30, 2022	$96,508

16. Investments

The amortized cost, gross unrealized gains and losses, fair value of those investments classified as available-for-sale, and allowance for credit losses at June 30, 2022 are summarized as follows (in thousands):

	June 30, 2022
	Amortized	Gross	Gross	Fair	Allowance for
	Cost	Unrealized Gains	Unrealized Losses	Value	Credit Losses
Corporate bonds	$233,386	$—	$(7,665)	$225,721	—
U.S. Treasuries	503,597	—	(13,412)	490,185	—
Total	$736,983	$—	$(21,077)	$715,906	$—

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

The cost, gross unrealized gains and losses, and fair value of those investments classified as equity securities at June 30, 2022 are summarized as follows (in thousands):

	June 30, 2022
		Gross	Gross	Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
Fixed income mutual funds	$70,247	$—	$(2,219)	$68,028
Exchange traded mutual funds	76,000	—	(9,686)	66,314
Total	$146,247	$—	$(11,905)	$134,342

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

A summary of the amortized cost and fair value of investments classified as available-for-sale, by contractual maturity, as of June 30, 2022 and December 31, 2021 was as follows (in thousands):

	June 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
Maturity:	Cost	Value	Cost	Value
Within one year	$275,593	$272,371	$670,584	$670,306
After one through five years	461,390	443,535	572,349	569,959
Total	$736,983	$715,906	$1,242,933	$1,240,265

Accrued interest income was $3.4 million and $3.7 million at June 30, 2022 and December 31, 2021, respectively, and included within the balance for prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets.

17.  Operating and Finance Lease Liabilities

As of June 30, 2022, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

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

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of June 30, 2022.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of June 30, 2022 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
Remainder of 2022	$30,372	$4,360	$34,732
2023	60,587	8,617	69,204
2024	59,442	8,590	68,032
2025	54,991	11,488	66,479
2026	47,150	8,856	56,006
2027 and thereafter	49,979	4,022	54,001
Total future minimum payments	302,521	45,933	348,454
Less imputed interest	(71,974)	(6,637)	(78,611)
Total	$230,547	$39,296	$269,843

Rental expense for all operating leases was $15.1 million and $8.2 million for the three months ended June 30, 2022 and 2021, respectively. Rental expense for all operating leases was $29.2 million and $16.3 million for the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022 and December 31, 2021, security deposits associated with sale/leaseback transactions were $3.9 million and $3.5 million, respectively, and were included in other assets in the unaudited interim condensed consolidated balance sheets.

At June 30, 2022 and December 31, 2021, the right of use assets associated with finance leases was $47.1 million and $33.9 million, respectively. The accumulated depreciation for these right of use assets was $2.9 million and $1.5 million at June 30, 2022 and December 31, 2021, respectively.

Other information related to the operating leases are presented in the following table:

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash payments (in thousands)	$27,601	$16,081
Weighted average remaining lease term (years)	5.28	5.82
Weighted average discount rate	10.8%	11.4%

Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the consolidated statement of operations), and were $0.8 million and $0.6 million for the three months ended June 30, 2022 respectively. Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the consolidated statement of operations), and were $1.5 million and $1.2 million for the six months ended June 30, 2022, respectively.

Other information related to the finance leases are presented in the following table:

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash payments (in thousands)	$3,915	$1,166
Weighted average remaining lease term (years)	4.28	4.86
Weighted average discount rate	6.4%	6.9%

18. Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at June 30, 2022 was $251.7 million, $43.7 million and $208.0 million of which was classified as short-term and long-term, respectively, on the accompanying unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at December 31, 2021 was $236.6 million, $37.5 million and $199.1 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of June 30, 2022 and December 31, 2021.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at June 30, 2022 was $14.7 million, $3.0 million and $11.7 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet.  The outstanding balance of this obligation at December 31, 2021 was $17.0 million, $4.5 million and $12.5 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheets. The fair value of this finance obligation approximated the carrying value as of both June 30, 2022 and December 31, 2021.

Future minimum payments under finance obligations notes above as of June 30, 2022 were as follows (in thousands):

			Total
	Sale of Future	Sale/leaseback	Finance
	revenue - debt	financings	Obligations
Remainder of 2022	$34,662	$1,849	$36,511
2023	69,324	3,561	72,885
2024	69,324	9,316	78,640
2025	64,067	412	64,479
2026	47,344	412	47,756
2027 and thereafter	41,481	611	42,092
Total future minimum payments	326,202	16,161	342,363
Less imputed interest	(74,523)	(1,434)	(75,957)
Total	$251,679	$14,727	$266,406

Other information related to the above finance obligations are presented in the following table:

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash payments (in thousands)	$33,672	$26,508
Weighted average remaining term (years)	4.80	4.90
Weighted average discount rate	10.7%	11.3%

19.  Commitments and Contingencies

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $270.9 million and $275.1 million was required to be restricted as security as of June 30, 2022 and December 31, 2021, respectively, which restricted cash will be released over the lease term. As of June 30, 2022 and December 31, 2021, the Company also had certain letters of credit backed by security deposits totaling $331.7 million and $286.0 million, respectively, that are security for the above noted sale/leaseback agreements. As of June 30, 2022, the Company also had certain customs related letters of credit totaling $13.7 million.

As of June 30, 2022 and December 31, 2021, the Company had $67.7 million, held in escrow related to the construction of certain hydrogen plants.

The Company also had $5.0 million and $2.3 million of consideration held by our paying agent in connection with the Applied Cryo and Joule acquisitions, respectively, reported as restricted cash as of June 30, 2022, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheet. Additionally, the Company had $14.5 million in restricted cash as collateral resulting from the Frames acquisition as of June 30, 2022.

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

As previously disclosed, on July 22, 2021, the U.S. District Court for the Southern District of New York consolidated multiple shareholder class actions into In re Plug Power, Inc. Securities Litigation, No. 1:21-cv-2004,

pending in the U.S. District Court for the Southern District of New York (the “Class Action”) and appointed a lead plaintiff. For previously reported information about the cases that were consolidated into the Class Action, refer to Part I, Item 3, “Legal Proceedings,” of the Company’s  2021 Form 10-K. On October 6, 2021, lead plaintiff filed a Consolidated Amended Class Action Complaint (the “Class Action Amended Complaint”) which asserts claims individually and on behalf of all persons who purchased or otherwise acquired the Company’s securities between November 9, 2020 and March 9, 2021 (the “Class”). The Class Action Amended Complaint includes two claims, for (1) violation of Section 10(b) of the exchange act and Rule 10b5 promulgated thereunder (against all defendants); and (2) violation of Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (against Mr. Marsh and Mr. Middleton). The Class Action Amended Complaint alleges that defendants made “materially false” statements concerning (1) adjusted EBITDA; (2) fuel delivery and research and development expenses; (3) costs related to provision for loss contracts; (4) gross losses; and (5) the effectiveness of internal controls and procedures, and that these alleged misstatements caused Class members losses and damages. The Class Action Amended Complaint seeks compensatory damages “in an amount to be proven at trial, including prejudgment interest thereon”; “reasonable costs and expenses incurred in th[e] action”; and “[s]uch other and further relief as the [c]ourt may deem just and proper.” On December 6, 2021, defendants filed a motion to dismiss the Class Action Amended Complaint. Briefing on the motion to dismiss was completed in March 2022.

On June 13, 2022, alleged Company stockholder Donna Max, derivatively on behalf of nominal defendant Plug, filed a complaint in the United States District Court for the District of Delaware against the derivative defendants named in the Liu Derivative Complaint, captioned Max v. Marsh, et. al., case no. 1:22-cv-00781(D. Del.)(the “Max Derivative Complaint”). The Max Derivative Complaint alleges that, for the years 2018, 2019 and 2020, the defendants did not “assure that a reliable system of financial controls was in place and functioning effectively”; “failed to disclose errors in the Company's accounting primarily relating to (i) the reported book value of right of use assets and related finance obligations, (ii) loss accruals for certain service contracts, (iii) the impairment of certain long-lived assets, and (iv) the classification of certain expenses previously included in research and development costs”; and that certain defendants traded Plug Power stock at “artificially inflated stock prices.” The Max Derivative Complaint asserts claims for (1) breach of fiduciary against all defendants; (2) breach of fiduciary duty for insider trading against certain defendants; and (3) contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against certain defendants. The Max Derivative Complaint seeks an award “for the damages sustained by [the Company]” and related relief.  By stipulation approved by the Court, the case has been stayed pending the resolution of the motion to dismiss in the Securities Class action.

On June 29, 2022, alleged Company stockholder Abbas Khambati, derivatively on behalf of nominal defendant Plug, filed a complaint in the Court of Chancery in the State of Delaware against the derivative defendants named in the Liu Derivative Complaint and Gerard A. Conway, Jr. and Keith Schmid, captioned Khambati v. McNamee, et. al., C.A. no. 2022-05691(Del. Ch.)(the “Khambati Derivative Complaint”). The Khambati Derivative Complaint alleges that the defendants “deceive[d] the investing public, including stockholders of Plug Power, regarding the Individual Defendants’ management of Plug Power’s operations and the Company’s compliance with the SEC's accounting rules”; “facilitate[d” certain defendants’ sales of “their personally held shares while in possession of material, nonpublic information”; and “enhance[d] the Individual Defendants’ executive and directorial positions at Plug Power and the profits, power, and prestige that the Individual Defendants enjoyed as a result of holding these positions.” The Khambati Derivative Complaint asserts claims for (1) breach of fiduciary; and (2) disgorgement and unjust enrichment. The Khambati Derivative Complaint seeks an award “for the damages sustained by [the Company] as a result of the breaches” alleged or “disgorgement or restitution”; “disgorgement of insider trading profits” and “all profits, benefits and other compensation obtained by [defendants’] insider trading and further profits flowing therefrom”; an order “[d]irecting the Company to take all necessary actions to reform and improve its corporate governance and internal procedures”; and related relief. By stipulation approved by the Court, the case has been stayed pending the resolution of the motion to dismiss in the Securities Class action.

On July 19, 2022, alleged Company stockholder Anne D. Graziano, as Trustee of the Anne D. Graziano Revocable Living Trust, derivatively on behalf of nominal defendant Plug, filed a complaint in the Court of Chancery in the State of Delaware against the derivative defendants named in the Khambati Derivative Complaint, captioned Graziano v. Marsh, et. al., C.A. no. 2022-0629 (Del. Ch.)(the “Graziano Derivative Complaint”). The Graziano Derivative Complaint alleges that the director defendants (i) “either knowingly or recklessly issued or caused the Company to issue the materially false and misleading statements” concerning “certain critical accounting issues”; (ii) “willfully ignored, or recklessly failed to inform themselves of, the obvious problems with the Company’s internal controls, practices, and procedures, and failed to make a good faith effort to correct the problems or prevent their recurrence”; (iii) the members of the Audit Committee failed “to prevent, correct, or inform the Board of the issuance of material misstatements and omissions regarding critical accounting issues and the adequacy of the Company’s internal controls”; (iv) “received payments, benefits, stock options, and other emoluments by virtue of their membership on the Board and their control of the Company; (v) violated Plug’s Code of Conduct because they knowingly or recklessly engaged in and participated in making and/or causing the Company to make the materially false and misleading statements; and (vi) that certain defendants “sold large amounts of Company stock while it was trading at artificially inflated prices.” The Graziano Derivative Complaint asserts claims for (1) breach of fiduciary; (2) breach of fiduciary duty against certain defendants for insider trading; (3) unjust enrichment; (4) aiding and abetting breach of fiduciary duty; and (5) waste of corporate assets. The Graziano Derivative Complaint seeks an award of “the amount of damages sustained by the Company”; seeks an order “[d]irecting Plug Power to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect Plug Power and its stockholders from a repeat of the damaging events described herein”; and related relief. The parties to the Graziano Derivative Complaint and Khambati Derivative Complaint have agreed to consolidate their actions and have filed a stipulation with the Court to that effect and for a stay of the Graziano Derivative Complaint pending the resolution of the motion to dismiss in the Securities Class action.

As previously disclosed, on August 28, 2018, a lawsuit was filed on behalf of multiple individuals against the Company and five corporate co-defendants in the 9th Judicial District Court, Rapides Parish, Louisiana. The lawsuit relates to the previously disclosed May 2018 accident involving a forklift powered by the Company’s fuel cell at a Procter & Gamble facility in Louisiana. The lawsuit alleges claims against the Company and co-defendants, including Structural Composites Industries, Deep South Equipment Co., Air Products and Chemicals, Inc., and Hyster-Yale Group, Inc. for claims under the Louisiana Product Liability Act (“LPLA”) including defect in construction and/or composition, design defect, inadequate warning, breach of express warranty and negligence for wrongful death and personal injuries, among other damages. Procter & Gamble has intervened in that suit to recover worker’s compensation benefits paid to or for the employees/dependents. Procter & Gamble has also filed suit for property damage, business interruption, loss of revenue, expenses, and other damages. Procter & Gamble alleges theories under the LPLA, breach of warranty and quasi-contractual claims under Louisiana law. Defendants include the Company and several of the same co-defendants from the August 2018 lawsuit, including Structural Composites Industries, Deep South Equipment Co., and Hyster-Yale Group, Inc. In April 2022, Plug reached a settlement with respect to the individual plaintiffs on terms well below the Company’s commercial liability insurance limits and continues to vigorously defend the remaining lawsuit against Proctor & Gamble.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, restricted cash, accounts receivable and marketable securities. Cash and restricted cash are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $0.3 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s available-for-sale securities consists primarily of investments in U.S. Treasury securities and short-term high credit quality corporate debt securities.  Equity securities are comprised of fixed income and equity market index mutual funds.

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers with whom the Company has commercial sales arrangements. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At June 30, 2022, two customers comprised 36.4% of the total accounts receivable balance. At December 31, 2021, one customer comprised approximately 46.6% of the total accounts receivable balance.

For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer. For the three and six months ended June 30, 2022, 38.0% and 35.5% of total consolidated revenues were associated with two customers, respectively. For the three and six months ended June 30, 2021, 81.3%  and 77.7% of total consolidated revenues were associated primarily with three customers, respectively.

20. Employee Benefit Plans

2011 and 2021 Stock Option and Incentive Plan

The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $42.6 million and $11.1 million for the three months ended June 30, 2022 and June 30, 2021, respectively. Stock-based compensation costs recognized, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $83.5 million and $19.6 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in our 2021 Form 10-K.

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of sales	$1,268	$279	$3,144	$550
Research and development	857	1,394	2,579	2,752
Selling, general and administrative	40,428	9,447	77,776	16,301
	$42,553	$11,120	$83,499	$19,603

Option Awards

The Company issues options that are time and performance-based awards. All option awards are determined to be classified as equity awards.

Service Stock Options Awards

The following table reflects the service stock option activity for the six months ended June 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2021	9,786,909	$11.65	7.70	$172,412
Granted	759,851	24.42	—	—
Exercised	(276,141)	2.76	—	—
Forfeited	(106,000)	24.68	—	—
Options outstanding at June 30, 2022	10,164,619	$12.67	7.39	$75,300
Options exercisable at June 30, 2022	4,752,711	6.22	6.16	55,015
Options unvested at June 30, 2022	5,411,908	$18.40	8.48	$20,285

The weighted average grant-date fair value of the service stock options granted during the three months ended June 30, 2022 and 2021 was $16.22 and $29.23, respectively. The weighted average grant-date fair value of the service stock options granted during the six months ended June 30, 2022 and 2021 was $15.68 and $46.67, respectively. The total intrinsic fair value of service stock options exercised during the six months ended June 30, 2022 and 2021 was $4.1 million and $100.0 million, respectively. The total fair value of the service stock options that vested during the three months ended

June 30, 2022 and 2021 was approximately $0.5 million and $0.4 million, respectively. The total fair value of the service stock options that vested during the six months ended June 30, 2022 and 2021 was approximately $6.2 million and $0.5 million, respectively.

Compensation cost associated with service stock options represented approximately $6.5 million and $4.3 million of the total share-based payment expense recorded for the three months ended June 30, 2022 and 2021, respectively. Compensation cost associated with service stock options represented approximately $12.4 million and $7.6 million of the total share-based payment expense recorded for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was approximately $43.6 million of unrecognized compensation cost related to service stock option awards to be recognized over the weighted average remaining period of 1.96 years.

Performance Stock Option Awards

Compensation cost associated with performance stock options represented approximately $25.3 million and $0 of the total share-based payment expense recorded for the three months ended June 30, 2022 and 2021, respectively. Compensation cost associated with performance stock options represented approximately $50.4 million and $0 of the total share-based payment expense recorded for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was approximately $99.8 million of unrecognized compensation cost related to performance stock option awards to be recognized over the weighted average remaining period of 2.23 years. There were no new grants of performance stock option awards for the six months ended June 30, 2022.

Restricted Stock Awards

The Company recorded expense associated with its restricted stock awards of approximately $10.9 million and $6.8 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded expense associated with its restricted stock awards of approximately $20.7 million and $12.0 million for the six months ended June 30, 2022 and 2021, respectively. Additionally, as of June 30, 2022, there was $77.7 million of unrecognized compensation cost related to restricted stock awards to be recognized over the weighted average period of 1.47 years.

A summary of restricted stock activity for the six months ended June 30, 2022 is as follows (in thousands except share amounts):

		Weighted	Aggregate
		Average Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested restricted stock at December 31, 2021	4,851,873	$21.59	$—
Granted	1,126,491	24.30	—
Vested	(265,500)	33.37	—
Forfeited	(96,584)	25.83	—
Unvested restricted stock at June 30, 2022	5,616,280	$18.84	$92,049

The weighted average grant-date fair value of the restricted stock awards granted during the three months ended June 30, 2022 and 2021, was $25.49 and $26.08, respectively. The weighted average grant-date fair value of the restricted stock awards granted during the six months ended June 30, 2022 and 2021, was $24.30 and $43.05, respectively. The total fair value of restricted stock awards vested for the three months ended June 30, 2022, and 2021 was $0.6 million and $3.9 million, respectively. The total fair value of restricted stock awards vested for the six months ended June 30, 2022, and 2021 was $8.9 million and $4.4 million, respectively.

401(k) Savings & Retirement Plan

The Company issued 201,180 shares of common stock and 12,513 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the six months ended June 30, 2022 and 2021, respectively.

The Company’s expense for this plan was approximately $2.0 million, and $0.9 million for the three months ended June 30, 2022 and 2021, respectively. The Company’s expense for this plan was approximately $4.3 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively.

Non-Employee Director Compensation

The Company granted 6,650 shares of common stock and 2,585 shares of common stock to non-employee directors as compensation for the three months ended June 30, 2022 and 2021, respectively. The Company granted 9,940 shares of common stock and 5,238 shares of common stock to non-employee directors as compensation for the six months ended June 30, 2022 and 2021, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.2 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

21. Segment Reporting

Our organization is managed from a sales perspective on the basis of “go-to-market” sales channels, emphasizing shared learning across end user applications and common supplier/vendor relationships. These sales channels are structured to serve a range of customers for our products and services. As a result of this structure, we concluded that we have one operating and reportable segment — the design, development and sale of fuel cells and hydrogen producing equipment. Our chief executive officer was identified as the chief operating decision maker (CODM). All significant operating decisions made by management are largely based upon the analysis of Plug Power Inc. on a total company basis.

	Revenues				Long-Lived Assets as of
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	June 30, 2022	December 31, 2021

North America	$115,213	$118,342	$228,194	$187,988	$795,042	$570,778
Other	36,054	6,215	63,876	8,527	5,231	2,778
Total	$151,267	$124,557	$292,070	$196,515	$800,273	$573,556

22. Subsequent Events

We have evaluated events as of August 9, 2022 and have not identified any subsequent events.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and notes thereto included within this report, and our audited and notes thereto included in our 2021 10-K. In addition to historical information, this Quarterly Report on Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “projected” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

●	the risk that we continue to incur losses and might never achieve or maintain profitability;
●	the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us;
●	the risk that we may not be able to expand our business or manage our future growth effectively;
●	the risk that delays in or not completing our product development goals may adversely affect our revenue and profitability;
●	The risk that we may be unable to successfully pursue, integrate, or execute upon our new business ventures.
●	the risk of dilution to our stockholders and/or stock price should we need to raise additional capital;
●	the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis;
●	the risk that unit orders may not ship, be installed and/or converted to revenue, in whole or in part;
●	the risk that a loss of one or more of our major customers, or if one of our major customers delays payment of or is unable to pay its receivables, a material adverse effect could result on our financial condition;
●	the risk that a sale of a significant number of shares of stock could depress the market price of our common stock;
●	the risk that our convertible senior notes, if settled in cash, could have a material effect on our financial results;
●	the risk that our convertible note hedges may affect the value of our convertible senior notes and our common stock;
●	the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability;
●	the risk of potential losses related to any product liability claims or contract disputes;
●	the risk of loss related to an inability to remediate the material weaknesses identified in internal control over financial reporting as disclosed in this Quarterly Report on Form 10-Q, or inability to otherwise maintain an effective system of internal control;
●	the risk that the restatement of our financial statements as of and for the years ended December 31, 2019 and 2018 and for each of the quarterly periods ended March 31, 2020 and 2019, June 30, 2020 and 2019, September 30, 2020 and 2019 could negatively affect investor confidence and raise reputational issues;
●	the risk of loss related to an inability to maintain an effective system of internal controls;
●	our ability to attract and maintain key personnel;
●	the risks related to the use of flammable fuels in our products;
●	the risk that pending orders may not convert to purchase orders, in whole or in part;
●	the cost and timing of developing, marketing and selling our products;
●	the risks of delays in or not completing our product development goals;
●	the risks involved with participating in joint ventures, including our ability or inability to execute our strategic growth plan through joint ventures;
●	our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers;

●	our ability to successfully pursue new business ventures;
●	our ability to achieve the forecasted gross margin on the sale of our products;
●	the cost and availability of fuel and fueling infrastructures for our products;
●	the risks, liabilities, and costs related to environmental, health and safety matters;
●	the risk of elimination of government subsidies and economic incentives for alternative energy products;
●	market acceptance of our products and services, including GenDrive, GenSure and GenKey systems;
●	our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing, and the supply of key product components;
●	the cost and availability of components and parts for our products;
●	the risk that possible new tariffs or sanctions could have a material adverse effect on our business;
●	our ability to develop commercially viable products;
●	our ability to reduce product and manufacturing costs;
●	our ability to successfully market, distribute and service our products and services internationally;
●	our ability to improve system reliability for our products;
●	competitive factors, such as price competition and competition from other traditional and alternative energy companies;
●	our ability to protect our intellectual property;
●	the risk of dependency on information technology on our operations and the failure of such technology;
●	the cost of complying with current and future federal, state and international governmental regulations;
●	our subjectivity to legal proceedings and legal compliance;
●	the risks associated with past and potential future acquisitions;
●	the risks associated with geopolitical and global economic uncertainty, including the conflict between Russia and Ukraine, inflationary pressures, rising interest rates, and supply chain disruptions; and
●	the volatility of our stock price.

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

ProGen: ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans. This includes the Plug membrane electrode assembly, a critical component of the fuel cell stack used in zero-emission fuel cell electric vehicle engines.

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

Part of our long-term plan includes Plug penetrating the on-road vehicle market and large-scale stationary market. Plug’s formation of joint ventures with HyVia and Acciona Plug S.L. in Europe and SK Plug Hyverse Co., Ltd., in Asia not only support this goal but are expected to provide us with a more global footprint. Plug has been successful with acquisitions, strategic partnerships and joint ventures, and we plan to continue this mix.

Recent Developments

COVID-19 Update

Starting on January 3, 2022, all U.S. based employees, including temporary employees were required to either be vaccinated against COVID-19, or be subject to weekly COVID-19 testing in an effort to stop the spread of COVID-19 and continue to protect our workforce. As of February 28, 2022, we discontinued the weekly testing for unvaccinated employees and removed the mask requirement for fully vaccinated employees.  Our positive cases declined significantly;

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

We cannot predict at this time the full extent to which COVID-19 and its related variants will continue to impact our business, results, and financial condition, which will depend on many factors. We are staying in close communication with our manufacturing facilities, employees, customers, suppliers, and partners, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so. Many of the parts for our products are sourced from suppliers in China and the manufacturing situation in China remains variable. Supply chain disruptions could reduce the availability of key components, increase prices or both, as the COVID-19 pandemic has caused significant challenges for global supply chains resulting primarily in transportation delays.  These transportation delays have caused incremental freight charges, which have negatively impacted our results of operations. We expect that these challenges will continue to have an impact on our businesses for the foreseeable future.

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

Inflation, Material Availability and Labor Shortages

In the first half of 2022, we continued to experience higher than expected commodity costs and supply chain costs, including logistics, procurement, and manufacturing costs, largely due to inflationary pressures. We expect this cost inflation to remain elevated through at least the remainder of 2022.

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

Results of Operations

Our primary sources of revenue are from sales of fuel cell systems, related infrastructure and equipment, services performed on fuel cell systems and related infrastructure, Power Purchase Agreements (PPAs), and fuel delivered to customers. A certain portion of our sales result from acquisitions in legacy markets, which we are working to transition to renewable solutions. Revenue from sales of fuel cell systems, related infrastructure and equipment represents sales of our GenDrive units, GenSure stationary backup power units, cryogenic stationary and onroad storage, electrolyzers and hydrogen fueling infrastructure. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from PPAs primarily represents payments received from customers who make monthly payments to access the Company’s GenKey solution. Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site.

Based on historical experience, the Company experiences seasonality with respect to its revenue, with more revenue typically recognized in the second half of the fiscal year as compared to the first half.

Net revenue, cost of revenue, gross profit (loss) and gross margin (loss) percentage for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin	Net Revenue	Revenue	Profit/(Loss)	Margin
For the period ended June 30, 2022:
Sales of fuel cell systems, related infrastructure and equipment	$116,233	$94,153	$22,080	19.0%	$225,080	$182,981	$42,099	18.7%
Services performed on fuel cell systems and related infrastructure	8,822	11,612	(2,790)	(31.6)%	17,062	25,487	(8,425)	(49.4)%
Provision for loss contracts related to service	—	1,068	(1,068)	N/A	—	3,116	(3,116)	N/A
Power purchase agreements	11,169	34,892	(23,723)	(212.4)%	21,206	66,645	(45,439)	(214.3)%
Fuel delivered to customers and related equipment	14,472	41,607	(27,135)	(187.5)%	27,900	80,879	(52,979)	(189.9)%
Other	571	400	171	29.9%	822	777	45	5.5%
Total	$151,267	$183,732	$(32,465)	(21.5)%	$292,070	$359,885	$(67,815)	(23.2)%
For the period ended June 30, 2021:
Sales of fuel cell systems, related infrastructure and equipment	$99,278	$79,913	$19,365	19.5%	$146,050	$108,887	$37,163	25.4%
Services performed on fuel cell systems and related infrastructure	5,675	15,475	(9,800)	(172.7)%	11,720	28,561	(16,841)	(143.7)%
Provision for loss contracts related to service	—	6,694	(6,694)	N/A	—	8,179	(8,179)	N/A
Power purchase agreements	8,361	22,234	(13,873)	(165.9)%	16,187	40,577	(24,390)	(150.7)%
Fuel delivered to customers and related equipment	11,121	40,331	(29,210)	(262.7)%	22,248	62,474	(40,226)	(180.8)%
Other	122	208	(86)	(70.5)%	310	306	4	1.3%
Total	$124,557	$164,855	$(40,298)	(32.4)%	$196,515	$248,984	$(52,469)	(26.7)%

The amount of provision for common stock warrants recorded as a reduction of revenue during the three and six months ended June 30, 2022 and 2021, respectively, is shown in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Sales of fuel cell systems, related infrastructure and equipment	$(102)	$—	$(119)	$(27)
Services performed on fuel cell systems and related infrastructure	(181)	(131)	(331)	(271)
Power purchase agreements	(1,035)	(902)	(2,009)	(1,802)
Fuel delivered to customers	(772)	(714)	(1,483)	(1,352)
Total	$(2,090)	$(1,747)	$(3,942)	$(3,452)

Net Revenue

Revenue – sales of fuel cell systems, related infrastructure and equipment. Revenue from sales of fuel cell systems, related infrastructure and equipment represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations, electrolyzers and other equipment such as cryogenic storage equipment. Revenue from sales of fuel cell systems, related infrastructure and equipment for the three months ended June 30, 2022 increased $17.0 million, or 17.1%, to $116.2 million from $99.3 million for the three months ended June 30, 2021 due to the inclusion of revenue of acquired businesses. The total revenue generated by Applied Cryo, Frames and Joule was approximately $46.8 million for the three months ended June 30, 2022. There was no revenue recognized in the second quarter of 2021 related to these acquisitions. Offsetting the increase in revenue from acquisitions was a decrease in revenue related to the number of GenDrives units and hydrogen installations recognized as revenue in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to a variation of timing in deployments. There were 1,258 GenDrive units recognized as revenue during the three months ended June 30, 2022, compared to 3,666 for the three months ended June 30, 2021. There was hydrogen infrastructure revenue associated with 10 hydrogen sites during the three months ended June 30, 2022, compared to 16 during the three months ended June 30, 2021.

Revenue from sales of fuel cell systems, related infrastructure and equipment for the six months ended June 30, 2022 increased $79.0 million, or 54.1%, to $225.1 million from $146.1 million for the six months ended June 30, 2021 due to the inclusion of revenue of acquired businesses. The total revenue generated by Applied Cryo, Frames and Joule was approximately $86.9 million for the six months ended June 30, 2022. There was no revenue recognized in the second quarter of 2021 related to these acquisitions. Offsetting the increase in revenue from acquisitions was a decrease in revenue related to the number of GenDrives units and hydrogen installations recognized as revenue in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to a variation of timing in deployments. There were 2,487 GenDrive units recognized as revenue during the six months ended June 30, 2022, compared to 4,974 for the six months ended June 30, 2021. There was hydrogen infrastructure revenue associated with 17 hydrogen sites during the three months ended June 30, 2022, compared to 22 during the six months ended June 30, 2021.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. At June 30, 2022, there were 19,038 fuel cell units and 84 hydrogen installations under extended maintenance contracts, an increase from 15,723 fuel cell units and 71 hydrogen installations at June 30, 2021. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2022 increased $3.1 million, or 55.5%, to $8.8 million as compared to $5.7 million for the three months ended June 30, 2021. The increase in revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2022 compared to 2021 was primarily related to our expanding customer base and growth within in our current customer base.

Revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2022 increased $5.3 million, or 45.6%, to $17.1 million as compared to $11.7 million for the six months ended June 30, 2021. The increase in revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2022 compared to 2021 was primarily related to our expanding customer base and growth within in our current customer base.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service. At June 30, 2022, there were 82 GenKey sites associated with PPAs, as compared to 52 at June 30, 2021. Revenue from PPAs for the three months ended June 30, 2022 increased $2.8 million, or 33.6%, to $11.2 million from $8.4 million for the three months ended June 30, 2021. The increase in revenue from PPAs for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily attributable to the new sites for existing customers and new customers accessing the PPA solution. All of the new PPA sites in the second quarter of 2022 were not deployed until late in the quarter; therefore, the full impact on revenue has yet to be realized.

Revenue from PPAs for the six months ended June 30, 2022 increased $5.0 million, or 31.0%, to $21.2 million from $16.2 million for the six months ended June 30, 2021. The increase in revenue from PPAs for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily attributable to the new sites for existing customers and new customers accessing the PPA solution. All of the new PPA sites in the second quarter of 2022 were not deployed until late in the quarter; therefore, the full impact on revenue has yet to be realized.

Revenue – fuel delivered to customers and related equipment.  Revenue associated with fuel delivered to customers and related equipment represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site. Revenue associated with fuel delivered to customers for the three months ended June 30, 2022 increased $3.4 million, or 30.1%, to $14.5 million from $11.1 million for the three months ended June 30, 2021. The increase in revenue was due to an increase in the number of sites with fuel contracts from 125 as of June 30, 2021 to 169 as of June 30, 2022. All of the new fuel sites in the second quarter of 2022 were not deployed until late in the quarter; therefore, the full impact on revenue has yet to be realized.

Revenue associated with fuel delivered to customers for the six months ended June 30, 2022 increased $5.7 million, or 25.4%, to $27.9 million from $22.3 million for the six months ended June 30, 2021. The increase in revenue was due to an increase in the number of sites with fuel contracts from 125 as of June 30, 2021 to 169 as of June 30, 2022. All of the new fuel sites in the second quarter of 2022 were not deployed until late in the quarter; therefore, the full impact on revenue has yet to be realized.

Cost of Revenue

Cost of revenue – sales of fuel cell systems, related infrastructure and equipment.  Cost of revenue from sales of fuel cell systems, related infrastructure and equipment includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary backup power units, as well as  hydrogen fueling infrastructure referred to at the site level as hydrogen installations, electrolyzers  and other equipment such as cryogenic storage equipment. Cost of revenue from sales of fuel cell systems, related infrastructure and equipment for the three months ended June 30, 2022 increased 17.8%, or $14.2 million, to $94.2 million, compared to $79.9 million for the three months ended June 30, 2021. This increase was driven by the acquisitions of Applied Cryo, Joule and Frames. There were 1,258 GenDrive units recognized as revenue during the three months ended June 30, 2022, compared to 3,666 for the three months ended June 30, 2021. Gross profit generated from sales of fuel cell systems and related infrastructure decreased to 19.0% for the three months ended June 30, 2022, compared to 19.5% for the three months ended June 30, 2021 primarily due to increased freight and  higher labor costs given an increasingly competitive labor market and COVID-19 related staffing and coverage issues. Additionally, the margin on the equipment revenue from recently acquired businesses was lower than our legacy equipment margins given the focus on integrating and scaling these new businesses. A certain portion of our sales for the sales of engineered equipment are from an acquisition; the sales of engineered equipment from an acquisition are not expected to continue beyond current commitments.

Cost of revenue from sales of fuel cell systems, related infrastructure and equipment for the six months ended June 30, 2022 increased 68.0%, or $74.1 million, to $183.0 million, compared to $108.9 million for the six months ended June 30, 2021. This increase was driven by the acquisitions of Applied Cryo, Joule and Frames. There were 2,487 GenDrive units recognized as revenue during the six months ended June 30, 2022, compared to 4,974 for the six months ended June 30, 2021. Gross profit generated from sales of fuel cell systems and related infrastructure decreased to 18.7% for the six months ended June 30, 2022, compared to 25.4% for the six months ended June 30, 2021 primarily due to increased freight and material cost largely due to inflationary pressures, and  higher labor costs given an increasingly competitive labor market and COVID-19 related staffing and coverage issues. Additionally, the margin on the equipment revenue from recently acquired businesses was lower than our legacy equipment margins given the focus on integrating and scaling these new businesses. The sales of engineered equipment from an acquisition are not expected to continue beyond current commitments.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. At June 30, 2022, there were 19,038 fuel cell units and 84 hydrogen installations under extended maintenance contracts, an increase from 15,723 fuel cell units and 71 hydrogen installations at June 30, 2021, respectively. Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2022 decreased 25.0%, or $3.9 million, to $11.6 million, compared to $15.5 million for the three months ended June 30, 2021. The increase in cost of revenue was due primarily to the increase in install base. Gross loss decreased to (31.6%) for the three months ended June 30, 2022, compared to (172.7%) for the three months ended June 30, 2021, primarily due to the release of loss accrual recorded in prior periods.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2022 decreased 10.8%, or $3.1 million, to $25.5 million, compared to $28.6 million for the six months ended June 30, 2021. The increase in cost of revenue was due primarily to the increase in install base. Gross loss decreased to (49.4%) for the six months ended June 30, 2022, compared to (143.7%) for the six months ended June 30, 2021, primarily due to the release of loss accrual recorded in prior periods.

Cost of revenue – provision for loss contracts related to service.  The Company also recorded a provision for loss contracts related to service of $1.1 million for the three months ended June 30, 2022, compared to $6.7 million for the three months ended June 30, 2021, related primarily to new service contracts entered into during the second quarter of 2022.

The Company also recorded a provision for loss contracts related to service of $3.1 million for the six months ended June 30, 2022, compared to $8.2 million for the six months ended June 30, 2021, related primarily to new service contracts entered into during the second quarter of 2022.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment. At June 30, 2022, there were 82 GenKey sites associated with PPAs, as compared to 52 at June 30, 2021. Cost of revenue from PPAs for the three months ended June 30, 2022 increased 56.9%, or $12.7 million, to $34.9 million from $22.2 million for the three months ended June 30, 2021 due to the increase in units and sites under PPA contract as well as certain inflation and COVID-19 related issues such as increased freight costs and scrap charges associated with certain parts. Gross loss increased to (212.4%) for the three months ended June 30, 2022, as compared to (165.9%) for the three months ended June 30, 2021 primarily due to certain inflation and COVID-19 related issues, such as increased freight charges, and scrap charges associated with certain parts.

Cost of revenue from PPAs for the six months ended June 30, 2022 increased 64.2%, or $26.1 million, to $66.7 million from $40.6 million for the six months ended June 30, 2021 due to the increase in units and sites under PPA contract as well as certain inflation and COVID-19 related issues such as increased freight costs and scrap charges associated with certain parts. Gross loss increased to (214.3%) for the six months ended June 30, 2022, as compared to (150.7%) for the six months ended June 30, 2021 primarily due to certain inflation and COVID-19 related issues, such as increased freight charges, and scrap charges associated with certain parts.

Cost of revenue – fuel delivered to customers and related equipment.  Cost of revenue from fuel delivered to customers and related equipment represents the purchase of hydrogen from suppliers that ultimately is sold to customers and costs for onsite generation. Cost of revenue from fuel delivered to customers for the three months ended June 30, 2022 increased 3.2%, or $1.3 million, to $41.6 million from $40.3 million for the three months ended June 30, 2021. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements, inefficiencies in fueling systems and higher fuel costs. The  gross loss decreased to (187.5%) during the three months ended June 30, 2022, compared to (262.7%) during the three months ended June 30, 2021, primarily due to one-time vendor transition costs that occurred in the second quarter of 2021.

Cost of revenue from fuel delivered to customers for the six months ended June 30, 2022 increased 29.5%, or $18.4 million, to $80.9 million from $62.5 million for the six months ended June 30, 2021. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements, inefficiencies in fueling systems and higher fuel costs. As a result of these inefficiencies and higher costs, gross loss increased to (189.9%) during the six months ended June 30, 2022, compared to

(180.8%) during the six months ended June 30, 2021. We expect higher hydrogen molecule costs to continue at least through 2022.

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

Research and development expense for the three months ended June 30, 2022 increased $12.3 million, or 109.5%, to $23.6 million, from $11.2 million for the three months ended June 30, 2021. The overall growth in R&D investment is commensurate with the Company’s future expansion into new markets, new product lines, acquisitions and varied vertical integrations.

Research and development expense for the six months ended June 30, 2022 increased $23.0 million, or 109.7%, to $44.0 million, from $21.0 million for the six months ended June 30, 2021. The overall growth in R&D investment is commensurate with the Company’s future expansion into new markets, new product lines, acquisitions and varied vertical integrations.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash stock-based compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2022, increased $57.3 million, or 148.2%, to $96.0 million from $38.7 million for the three months ended June 30, 2021. This increase was primarily related to increased headcount, which resulted in increased salaries and stock-based compensation, as well as branding expenses.

Selling, general and administrative expenses for the six months ended June 30, 2022, increased $112.6 million, or 175.3%, to $176.8 million from $64.2 million for the six months ended June 30, 2021. This increase was primarily related to increased headcount, which resulted in increased salaries and stock-based compensation, as well as branding expenses.

Contingent consideration.  The fair value of the contingent consideration related to the Giner ELX, Inc., United Hydrogen Group Inc, Frames, Applied Cryo and Joule acquisitions was remeasured as of June 30, 2022, which resulted in a $5.1 million benefit for the three months ended June 30, 2022 and a $2.6 million benefit for the six months ended June 30, 2022, both of which are reflected in the unaudited interim condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively.

Interest income. Interest income primarily consists of income generated by our investment holdings, restricted cash escrow accounts, and money market accounts. Interest income for the three and six months ended June 30, 2022 increased $2.4 million and $4.4 million, respectively, as compared to the three and six months ended June 30, 2021. The increase is primarily related to the increase in the investment portfolio during 2022.

Interest expense. Interest expense consists of interest expense related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations. Interest expense for the three months ended June 30, 2022 decreased $0.5 million compared to the three months ended June 30, 2021, primarily related to a decrease in long-term debt and an increase in capitalized interest, offset by an increase in finance obligations. Interest expense for the six months ended June 30, 2022 decreased $4.2 million compared to the six months ended June 30, 2021, primarily related to a decrease in long-term debt and an increase in capitalized interest, offset by an increase in finance obligations.

Realized loss on investments, net. Realized loss on investments, net consists of the sales related to available-for-sale debt securities. For the three and six months ended June 30, 2022, the Company had a loss of $0.5 million and $1.3 million, respectively, of net realized loss on investments. For the three and six months ended June 30, 2021, the Company had a gain of $18 thousand, of net realized loss (gain) on investments.

Change in fair value of equity securities. Change in fair value of equity securities consists of the changes in fair value for equity securities. This increased $13.8 million and $19.0 million for the three and six months ended June 30, 2022 in comparison to the three and six months ended June 30, 2021.

Loss on equity method investments. Loss on equity method investments consists of our interest in HyVia, which is our 50/50 joint venture with Renault, AccionaPlug S.L., which is our 50/50 joint venture with Acciona, and SK Plug Hyverse Co., Ltd., which is our 49/51 joint venture with SK E&S. For the three and six months ended June 30, 2022, the Company recorded a loss of $2.2 million and $6.0 million on equity method investments. These losses are driven from the start-up activities for commercial and production operations. The Company did not have any equity method investments for the three or six months ended June 30, 2021.

Income Taxes

The Company recorded $0.4 million and $0 of income tax expense for the three months ended June 30, 2022 and 2021, respectively. The Company recorded $9 thousand and $0 of income tax expense for the six months ended June 30, 2022 and 2021, respectively. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its domestic net deferred tax assets, which remain fully reserved.

The domestic net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

Liquidity and Capital Resources

Liquidity

As of June 30, 2022 and December 31, 2021, the Company had $2.3 billion and $2.5 billion, respectively of cash and cash equivalents and $705.7 million and $650.9 million of restricted cash, respectively. In January and February 2021, the Company issued and sold in a registered equity offering an aggregate of 32.2 million shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $2.0 billion. In February 2021, the Company sold 54,996,188 shares of its common stock to a subsidiary of SK Holdings at a purchase price of $29.2893 per share, or an aggregate purchase price of approximately $1.6 billion.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of $329.8 million and $160.4 million for the six months ended June 30, 2022 and 2021, respectively, and had an accumulated deficit of $2.7 billion at June 30, 2022.

The net cash used in operating activities for the six months ended June 30, 2022 and 2021 was $405.1 million and $246.6 million, respectively. The Company’s working capital was $3.5 billion at June 30, 2022, which included unrestricted cash and cash equivalents of $2.3 billion. The Company plans to invest a portion of its available cash to expand its current production and manufacturing capacity, construction of hydrogen plants and to fund strategic acquisitions and partnerships and capital projects. Future use of the Company’s funds is discretionary and the Company believes that its working capital and cash position will be sufficient to fund its operations for at least one year after the date the financial statements are issued.

The net cash provided by (used in) investing activities for the six months ended June 30, 2022 and 2021 was $265.4 million and ($1.4) billion, respectively. This included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased  property. Cash outflows related to  equipment that we lease directly to customers are included in net cash used in investing activities.

The net cash (used in) provided by financing activities for the six months ended June 30, 2022 and 2021 was ($30.7) million and $3.6 billion, respectively. The change was primarily driven by proceeds from public and private offerings, net of transaction costs that occurred in 2021.

The Company’s significant obligations consisted of the following as of June 30, 2022:

(i)	Operating and finance leases totaling $230.5 million and $39.3 million, respectively, of which $37.2 million and $6.3 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

(ii)	Finance obligations totaling $266.4 million, of which approximately $46.8 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

(iii)	Long-term debt, primarily related to the Company’s Loan Agreement with Generate Capital totaling $92.6 million, of which $1.0 million is classified as short term on our consolidated balance sheets.

(iv)	Convertible senior notes totaling $193.3 million at June 30, 2022.

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

Convertible Senior Notes

In May 2020, the Company issued $212.5 million in aggregate principal amount of 3.75% Convertible Senior Notes. The total net proceeds from this offering, after deducting costs of the issuance, were $205.1 million. The Company used $90.2 million of the net proceeds from the offering of the 3.75% Convertible Senior Notes to repurchase $66.3 million of the $100 million in aggregate principal amount of the 5.5% Convertible Senior Notes. In addition, the Company used approximately $16.3 million of the net proceeds from the offering of the 3.75% Convertible Senior Notes to enter into privately negotiated capped called transactions. In the fourth quarter of 2020, $33.5 million of the remaining 5.5% Convertible Senior Notes were converted into 14.6 million shares of common stock, resulting in a gain of approximately $4.5 million which was recorded on the consolidated statement of operations on the gain (loss) on extinguishment of debt line. As of December 31, 2020, approximately $0.2 million aggregate principal amount of the 5.5% Convertible Senior Notes remained outstanding, all of which were converted to common stock in January 2021.

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

Secured Debt

In March 2019, the Company entered into a loan and security agreement, as amended (the “Loan Agreement”), with Generate Lending, LLC (“Generate Capital”), providing for a secured term loan facility in the amount of $100 million (the “Term Loan Facility”). On June 30, 2022, the outstanding balance under the Term Loan Facility was $83.3 million. The carrying value of the Term Loan Facility approximates fair value.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments are funded in part by releases of restricted cash, as described in Note 19, “Commitments and Contingencies.” Based on the amortization schedule as of June 30, 2022, the aforementioned loan balance under the Term Loan Facility will be fully paid by October 31, 2025.  At June 30, 2022, the Company was in compliance with all debt covenants under the Term Loan Facility.

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes. During the three and six months ended June 30, 2022, there were no conversions of the 3.75% Convertible Senior Notes.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

June 30,
2022
Principal amounts:
Principal	$197,278
Unamortized debt issuance costs (1)	(4,009)
Net carrying amount	$193,269
1)	Included in the unaudited interim condensed consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense, the amortization of debt issuance costs and the effective interest rate related to the 3.75% Convertible Senior Notes (in thousands, except for effective interest rate):

	June 30,	June 30,
	2022	2021
Interest expense	$1,849	$1,850
Amortization of debt issuance costs	320	306
Total	2,169	2,156

Effective interest rate	4.5%	4.5%

Based on the closing price of the Company’s common stock of $16.57 on June 30, 2022, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at June 30, 2022 was approximately $700 million. The fair value estimation was primarily based on an active stock exchange trade on June 14, 2022 of the 3.75% Convertible Senior Notes. See Note 15, “Fair Value Measurements,” for a description of the fair value hierarchy.

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

There were no shares of common stock settled in connection with the Common Stock Forward during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Common Stock Forward was partially settled and 2.2 million shares and 8.1 million shares were received by the Company, respectively.

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

The warrant had been exercised with respect to 17,461,994 shares of the Company’s common stock as of June 30, 2022 and December 31, 2021.

At December 31, 2021, all 55,286,696 of the Amazon Warrant Shares had vested.  For service contracts entered into prior to December 31, 2020, the warrant charge associated with that revenue was capitalized and is subsequently amortized over the life of the service contract. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended June 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the six months ended June 30, 2022 and 2021 was $0.2 million and $0.2 million, respectively.

Walmart Transaction Agreement

On July 20, 2017, the Company and Walmart entered into a Transaction Agreement (the “Walmart Transaction Agreement”), pursuant to which the Company agreed to issue to Walmart a warrant (the “Walmart Warrant”) to acquire up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events (the “Walmart Warrant Shares”). The Company and Walmart entered into the Walmart Transaction Agreement in connection with existing commercial agreements between the Company and Walmart with respect to the deployment of the Company’s GenKey fuel cell technology across various Walmart distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the warrant shares was conditioned upon payments made by Walmart or its affiliates (directly or indirectly through third parties) pursuant to transactions entered into after January 1, 2017 under existing commercial agreements.

The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of June 30, 2022 and December 31, 2021.

At June 30, 2022 and December 31, 2021, 20,368,782 of the Walmart Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended June 30, 2022 and 2021 was $2.0 million and $1.6 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the six months ended June 30, 2022 and 2021 was $3.7 million and $3.2 million, respectively. During the three and six months ended June 30, 2022 and 2021, respectively, the Walmart Warrant was exercised with respect to 0 and 7,274,565 shares of common stock.

Operating and Finance Lease Liabilities

As of June 30, 2022, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

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

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of June 30, 2022.

Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at June 30, 2022 was $251.7 million, $43.7 million and $208.0 million of which was classified as short-term and long-term, respectively, on the accompanying unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at December 31, 2021 was $236.6 million, $37.5 million and $199.1 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of June 30, 2022 and December 31, 2021.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at June 30, 2022 was $14.7 million, $3.0 million and $11.7 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet.  The outstanding balance of this obligation at December 31, 2021 was $17.0 million, $4.5 million and $12.5 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheets. The fair value of this finance obligation approximated the carrying value as of both June 30, 2022 and December 31, 2021.

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $270.9 million and $275.1 million was required to be restricted as security as of June 30, 2022 and December 31, 2021, respectively, which restricted cash will be released over the lease term. As of June 30, 2022 and December 31, 2021, the Company also had certain letters of credit backed by security deposits totaling $331.7 million and $286.0 million, respectively, that are security for the above noted sale/leaseback agreements. As of June 30, 2022, the Company also had certain customs related letters of credit totaling $13.7 million.

As of June 30, 2022 and December 31, 2021, the Company had $67.7 million, held in escrow related to the construction of certain hydrogen plants.

The Company also had $5.0 million and $2.3 million of consideration held by our paying agent in connection with the Applied Cryo and Joule acquisitions, respectively, reported as restricted cash as of June 30, 2022, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheet. Additionally, the Company had $14.5 million in restricted cash as collateral resulting from the Frames acquisition as of June 30, 2022.

Investments

Our investment portfolio, including cash and cash equivalents, totaled $3.1 billion at June 30, 2022. Purchases of fixed maturity securities are classified as available-for-sale at the time of purchase based on individual security.

The composition of our investment portfolio, including cash and cash equivalents, as of June 30, 2022, is shown in the following table (in thousands):

	Carrying	Percentage of
	Amount	Portfolio
Fixed maturity securities - available-for-sale
U.S. Treasuries	$490,185	15.8%
Corporate bonds	225,721	7.3%
Total fixed maturity securities - available-for-sale	$715,906	23.0%
Equity securities	134,342	4.3%
Cash and cash equivalents	2,255,951	72.6%
Total investments, including cash and cash equivalents	$3,106,199	100.0%

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

	Six months ended	Year ended
	June 30, 2022	December 31, 2021
Beginning balance	$89,773	$24,013
Provision for loss accrual	3,116	71,988
Loss accrual from acquisition	—	2,636
Releases to service cost of sales	(21,247)	(8,864)
Foreign currency translation adjustment	(103)	—
Ending balance	$71,539	$89,773

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, inventories, goodwill and intangible assets, valuation of long-lived assets, accrual for service loss contracts, operating and finance leases, product warranty accruals, unbilled revenue, common stock warrants, income taxes, stock-based compensation and contingencies. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recent Accounting Guidance Not Yet Effective

All issued but not yet effective accounting and reporting standards as of June 30, 2022 are either not applicable to the Company or are not expected to have a material impact on the Company.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no material change from the information provided in the Company’s 2021 Form 10-K under the section titled “Item 7A: Quantitative and Qualitative Disclosures About Market Risk.”

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in 2018, 2019, 2020 and 2021 because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A “Controls and Procedures” of our 2021 Form 10-K. The material weaknesses have not been remediated as of June 30, 2022.

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

The control deficiency, related to the accrual for loss contracts related to service, resulted in a material misstatement that was corrected prior to the filing of the 2021 Form 10-K. We did not identify any other material misstatements to the consolidated financial statements and there were no changes to previously issued financial results as a result of the other control deficiencies; however, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. As a result, we concluded the deficiencies described above represent material weaknesses in our internal control over financial reporting, and our internal control over financial reporting was not effective as of December 31, 2021.

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

Remediation Activities

As reported on our 2021 Form 10-K, we continue to take steps to remediate this material weakness and will continue to take further steps until such remediation is complete. These steps include the following:

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

(c)  Changes in internal control over financial reporting

Exclusive of the steps taken as part of the remediation activities, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1 – Legal Proceedings

See “Note 19: Commitments and Contingencies” within Item 1 of this Form 10-Q for a discussion regarding material legal proceedings.

Except as otherwise noted, there have been no material developments in legal proceedings. For previously reported information about legal proceedings, refer to Part I, Item 3, “Legal Proceedings,” of the Company’s  2021 Form 10-K.

Item 1A – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the Company’s business, financial condition or future results discussed in the Company’s 2021 Form 10-K in Part I, Item 1A. “Risk Factors.”  The risks described in the 2021 Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2021.

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

3.9	Fourth Amended and Restated By-laws of Plug Power Inc. (filed as Exhibit 3.9 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated by reference herein).
10.1	Amendment No. 1 to the 2021 Stock Option and Incentive Plan (filed as Appendix A to Plug Power Inc.’s Schedule 14A Proxy Statement filed on May 2, 2022 and incorporated by reference herein).
31.1*	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Submitted electronically herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certification is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 9, 2022	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)