Form 10-Q
period 2022-09-30
PLUG POWER INC
filed 2022-11-08
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

The number of shares of common stock, par value of $0.01 per share, outstanding as of November 4, 2022 was 582,904,421 shares.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,747,753	$2,481,269
Restricted cash	156,686	118,633
Available-for-sale securities, at fair value (amortized cost $845,509 and allowance for credit losses of $0 at September 30, 2022 and amortized cost $1,242,933 and allowance for credit losses of $0 at December 31, 2021)	819,440	1,240,265
Equity securities	130,121	147,995
Accounts receivable	95,472	92,675
Inventory	516,280	269,163
Contract assets	50,394	38,637
Prepaid expenses and other current assets	135,506	59,888
Total current assets	3,651,652	4,448,525

Restricted cash	650,651	532,292
Property, plant, and equipment, net	607,268	255,623
Right of use assets related to finance leases, net	49,603	32,494
Right of use assets related to operating leases, net	311,878	212,537
Equipment related to power purchase agreements and fuel delivered to customers, net	88,490	72,902
Contract assets	20,485	120
Goodwill	230,719	220,436
Intangible assets, net	195,647	158,208
Investments in non-consolidated entities and non-marketable equity securities	41,162	12,892
Other assets	11,249	4,047
Total assets	$5,858,804	$5,950,076

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$199,865	$92,307
Accrued expenses	157,479	79,237
Deferred revenue and other contract liabilities	108,026	116,377
Operating lease liabilities	43,363	30,822
Finance lease liabilities	7,216	4,718
Finance obligations	53,236	42,040
Current portion of long-term debt	937	15,252
Contingent consideration, loss accrual for service contracts, and other current liabilities	29,269	39,800
Total current liabilities	599,391	420,553

Deferred revenue and other contract liabilities	81,119	66,713
Operating lease liabilities	245,715	175,635
Finance lease liabilities	35,864	24,611
Finance obligations	250,358	211,644
Convertible senior notes, net	193,592	192,633
Long-term debt	65,325	112,794
Contingent consideration, loss accrual for service contracts, and other liabilities	163,864	139,797
Total liabilities	1,635,228	1,344,380

Stockholders’ equity:
Common stock, $0.01 par value per share; 1,500,000,000 shares authorized; Issued (including shares in treasury): 598,777,468 at September 30, 2022 and 594,729,610 at December 31, 2021	5,988	5,947
Additional paid-in capital	7,245,396	7,070,710
Accumulated other comprehensive loss	(35,025)	(1,532)
Accumulated deficit	(2,897,446)	(2,396,903)
Less common stock in treasury: 18,015,881 at September 30, 2022 and 17,074,710 at December 31, 2021	(95,337)	(72,526)
Total stockholders’ equity	4,223,576	4,605,696
Total liabilities and stockholders’ equity	$5,858,804	$5,950,076

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenue:
Sales of fuel cell systems, related infrastructure and equipment	$157,985	$115,999	$383,065	$262,049
Services performed on fuel cell systems and related infrastructure	8,406	6,677	25,468	18,397
Power purchase agreements	9,524	9,321	30,730	25,508
Fuel delivered to customers and related equipment	12,389	11,556	40,289	33,804
Other	324	369	1,146	679
Net revenue	188,628	143,922	480,698	340,437
Cost of revenue:
Sales of fuel cell systems, related infrastructure and equipment	127,381	89,235	310,362	198,122
Services performed on fuel cell systems and related infrastructure	12,619	18,697	38,106	47,258
Provision for loss contracts related to service	5,727	7,462	8,843	15,641
Power purchase agreements	35,549	31,199	102,194	71,776
Fuel delivered to customers and related equipment	53,129	27,857	134,008	90,331
Other	286	550	1,063	856
Total cost of revenue	234,691	175,000	594,576	423,984

Gross loss	(46,063)	(31,078)	(113,878)	(83,547)

Operating expenses:
Research and development	28,105	16,634	72,123	37,623
Selling, general and administrative	85,578	42,421	262,420	106,652
Change in fair value of contingent consideration	—	8,530	(2,605)	8,760
Total operating expenses	113,683	67,585	331,938	153,035

Operating loss	(159,746)	(98,663)	(445,816)	(236,582)

Interest income	13,429	4,151	19,321	5,664
Interest expense	(9,020)	(9,512)	(28,871)	(33,559)
Other expense, net	(5,399)	(50)	(9,164)	(318)
Realized loss on investments, net	—	(254)	(1,315)	(236)
Change in fair value of equity securities	(4,221)	(607)	(22,864)	(284)
Loss on equity method investments	(4,280)	(1,736)	(10,304)	(1,736)

Loss before income taxes	$(169,237)	$(106,671)	$(499,013)	$(267,051)

Income tax expense	1,521	—	1,530	—

Net loss	$(170,758)	$(106,671)	$(500,543)	$(267,051)

Net loss per share:
Basic and diluted	$(0.30)	$(0.19)	$(0.87)	$(0.48)

Weighted average number of common stock outstanding	578,043,278	574,520,806	578,217,636	551,894,779

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net loss	$(170,758)	$(106,671)	$(500,543)	$(267,051)
Other comprehensive loss:
Foreign currency translation loss	(1,044)	(172)	(10,092)	(714)
Change in net unrealized loss on available-for-sale securities	(4,992)	(2,200)	(23,401)	(4,075)
Comprehensive loss attributable to the Company	$(176,794)	$(109,043)	$(534,036)	$(271,840)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Equity
December 31, 2021	594,729,610	$5,947	$7,070,710	$(1,532)	17,074,710	$(72,526)	$(2,396,903)	$4,605,696
Net loss	—	—	—	—	—	—	(156,489)	(156,489)
Other comprehensive loss	—	—	—	(16,930)	—	—	—	(16,930)
Stock-based compensation	226,221	2	43,384	—	—	—	—	43,386
Stock option exercises and issuance of shares of restricted common stock	253,525	3	288	—	—	—	—	291
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock	—	—	—	—	71,627	(1,465)	—	(1,465)
Provision for common stock warrants	—	—	1,743	—	—	—	—	1,743
March 31, 2022	595,209,356	$5,952	$7,116,125	$(18,462)	17,146,337	$(73,991)	$(2,553,392)	$4,476,232
Net loss	—	—	—	—	—	—	(173,296)	(173,296)
Other comprehensive loss	—	—	—	(10,527)	—	—	—	(10,527)
Stock-based compensation	108,216	2	44,857	—	—	—	—	44,859
Stock option exercises and issuance of shares of restricted common stock	391,967	4	525	—	—	—	—	529
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock	—	—	—	—	63,712	(1,195)	—	(1,195)
Provision for common stock warrants	—	—	1,979	—	—	—	—	1,979
June 30, 2022	595,709,539	$5,958	$7,163,486	$(28,989)	17,210,049	$(75,186)	$(2,726,688)	$4,338,581
Net loss	—	—	—	—	—	—	(170,758)	(170,758)
Other comprehensive loss	—	—	—	(6,036)	—	—	—	(6,036)
Stock-based compensation	113,352	1	46,738	—	—	—	—	46,739
Stock option exercises and issuance of shares of restricted common stock	2,954,577	29	1,286	—	—	—	—	1,315
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock	—	—	—	—	805,832	(20,151)	—	(20,151)
Provision for common stock warrants	—	—	33,886	—	—	—	—	33,886
September 30, 2022	598,777,468	$5,988	$7,245,396	$(35,025)	18,015,881	$(95,337)	$(2,897,446)	$4,223,576

December 31, 2020	473,977,469	$4,740	$3,446,650	$2,451	15,926,068	$(40,434)	$(1,946,488)	$1,466,919
Net loss	—	—	—	—	—	—	(60,746)	(60,746)
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	(130,249)	—	—	—	9,550	(120,699)
Other comprehensive gain	—	—	—	(1,031)	—	—	—	(1,031)
Stock-based compensation	15,166	—	9,695	—	—	—	—	9,695
Public offerings, common stock, net	32,200,000	322	2,022,866	—	—	—	—	2,023,188
Private offerings, common stock, net	54,966,188	549	1,564,088	—	—	—	—	1,564,637
Stock option exercises	1,758,375	18	4,691	—	—	—	—	4,709
Exercise of warrants	16,308,978	163	15,282	—	—	—	—	15,445
Provision for common stock warrants	—	—	1,601	—	—	—	—	1,601
Conversion of 3.75% Convertible Senior Notes	3,016,036	30	15,155	—	—	—	—	15,185
Repurchase of 5.5% Convertible Senior Notes, net of income tax benefit	69,808	1	159	—	—	—	—	160
March 31, 2021	582,312,020	$5,823	$6,949,938	$1,420	15,926,068	$(40,434)	$(1,997,684)	$4,919,063
Net loss	—	—	—	—	—	—	(99,634)	(99,634)
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	64	—	—	—	(1)	63
Other comprehensive gain	—	—	—	(1,386)	—	—	—	(1,386)
Stock-based compensation	—	—	11,120	—	—	—	—	11,120
Stock option exercises	2,075	—	(4)	—	—	—	—	(4)
Exercise of warrants	4,534,130	45	(40)	—	—	—	—	5
Provision for common stock warrants	—	—	1,642	—	—	—	—	1,642
June 30, 2021	586,848,225	$5,868	$6,962,720	$34	15,926,068	$(40,434)	$(2,097,319)	$4,830,869
Net loss	—	—	—	—	—	—	(106,671)	(106,671)
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	—	—	—	—	1	1
Other comprehensive gain	—	—	—	(2,372)	—	—	—	(2,372)
Stock-based compensation	46,242	—	13,998	—	—	—	—	13,998
Public offerings, common stock, net	—	—	5	—	—	—	—	5
Stock option exercises	2,815,652	28	583	—	1,106,580	(30,734)	—	(30,123)
Exercise of warrants	3,367,876	34	(39)	—	—	—	—	(5)
Provision for common stock warrants	—	—	1,187	—	—	—	—	1,187
September 30, 2021	593,077,995	$5,930	$6,978,454	$(2,338)	17,032,648	$(71,168)	$(2,203,989)	$4,706,889

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Operating activities
Net loss	$(500,543)	$(267,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	20,201	15,903
Amortization of intangible assets	15,238	1,095
Stock-based compensation	134,984	34,813
Amortization of debt issuance costs and discount on convertible senior notes	1,969	2,371
Provision for common stock warrants	12,513	4,746
Deferred income tax expense	699	—
Impairment of long-lived assets	763	1,329
(Benefit)/loss on service contracts	(21,984)	9,586
Fair value adjustment to contingent consideration	(2,605)	(8,760)
Net realized loss on investments	1,315	236
Amortization of premium on available-for-sale securities	6,383	—
Lease origination costs	(5,991)	(7,889)
Loss on disposal of assets	268	—
Change in fair value for equity securities	22,864	284
Loss on equity method investments	10,304	1,736
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(1,980)	(89,329)
Inventory	(245,770)	(90,428)
Contract assets	(7,027)	—
Prepaid expenses and other assets	(82,657)	(28,465)
Accounts payable, accrued expenses, and other liabilities	112,952	28,992
Deferred revenue and other contract liabilities	6,055	42,330
Net cash used in operating activities	(522,049)	(348,501)

Investing activities
Purchases of property, plant and equipment	(317,553)	(91,384)
Purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers	(22,785)	(17,900)
Purchase of available-for-sale securities	(295,329)	(1,862,951)
Proceeds from sales of available-for-sale securities	475,676	1,105,874
Proceeds from maturities of available-for-sale securities	209,379	21,780
Purchase of equity securities	(4,990)	(169,713)
Net cash paid for acquisitions	(26,473)	—
Cash paid for non-consolidated entities and non-marketable equity securities	(38,574)	—
Net cash used in investing activities	(20,649)	(1,014,294)

Financing activities
Proceeds from exercise of warrants, net of transaction costs	—	15,445
Payments of contingent consideration	(2,667)	—
Proceeds from public and private offerings, net of transaction costs	—	3,587,830
Payments of tax withholding on behalf of employees for net stock settlement of stock-based compensation	(22,811)	(30,734)
Proceeds from exercise of stock options	2,135	5,316
Principal payments on long-term debt	(62,794)	(29,129)
Proceeds from finance obligations	83,980	53,447
Principal repayments of finance obligations and finance leases	(39,156)	(20,413)
Net cash (used in) provided by financing activities	(41,313)	3,581,762
Effect of exchange rate changes on cash	6,907	(59)
(Decrease)/increase in cash and cash equivalents	(733,516)	2,059,558
Increase in restricted cash	156,412	159,350
Cash, cash equivalents, and restricted cash beginning of period	3,132,194	1,634,284
Cash, cash equivalents, and restricted cash end of period	$2,555,090	$3,853,192

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $9.8 million	$24,392	$10,341

Summary of non-cash activity
Recognition of right of use asset - finance leases	$20,807	$16,961
Recognition of right of use asset - operating leases	119,012	65,083
Net tangible liabilities assumed in a business combination	(5,124)	—
Intangible assets acquired in a business combination	60,522	—
Conversion of convertible senior notes to common stock	—	15,345
Net transfers between inventory and long-lived assets	1,322	—
Accrued purchase of fixed assets, cash to be paid in subsequent period	61,814	8,832

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

1.  Nature of Operations

Plug Power Inc. (the “Company,” “Plug,” “we” or “our”) is facilitating the paradigm shift to an increasingly electrified world by innovating cutting-edge hydrogen and fuel cell solutions. While we continue to develop commercially-viable hydrogen and fuel cell product solutions to replace lead-acid and lithium batteries in electric material handling vehicles and industrial trucks for some of the world’s largest retail-distribution and manufacturing businesses, we have expanded our offerings to support a variety of commercial operations that can be powered with green hydrogen. We also provide electrolyzers that allow customers — such as refineries, producers of chemicals, steel, fertilizer and commercial refueling stations — to generate hydrogen on-site. Additionally, we intend for our electrolyzers to be used to generate green hydrogen within Plug’s own plants that will then be sold to customers. We are focusing our efforts on industrial mobility applications, including electric forklifts and electric industrial vehicles, at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility, and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary back-up power applications for telecommunications, transportation, and utility customers. Plug supports these markets with an ecosystem of integrated products that make, transport, handle, dispense and use hydrogen.

During the three months ended September, 30, 2022, our wholly-owned subsidiary, Plug Power LA JV, LLC, created a joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin Corporation (“Olin”), named “Hidrogenii”. We believe Hidrognii will support reliability of supply and speed to market for hydrogen throughout North America, and set the foundation for broader collaboration between Plug and Olin. Hidrogenii plans to begin with the construction of a 15-ton-per-day hydrogen plant in St. Gabriel, Louisiana. Hidrogenii is owned 50% by Plug Power LA JV, LLC and 50% by Niloco Hydrogen Holdings LLC. As of September 30, 2022, there has been no activity related to this joint venture.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In addition, we include our share of the results of our joint venture with Renault SAS (“Renault”) named HyVia SAS, a French société par actions simplifiée (“HyVia”), AccionaPlug S.L., and SK Plug Hyverse Co., Ltd., using the equity method based on our economic ownership interest and our ability to exercise significant influence over the operating and financial decisions of HyVia, AccionaPlug S.L., and SK Plug Hyverse Co., Ltd.

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

Recent Accounting Guidance Not Yet Effective

All issued but not yet effective accounting and reporting standards as of September 30, 2022 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

The preliminary allocation of the purchase price is still considered provisional due to the finalization of the valuation for the assets acquired and liabilities assumed in relation to the Joule acquisition. Therefore, the fair values of the assets acquired and liabilities assumed are subject to change as we obtain additional information for valuation assumptions such as market demand for Joule product lines to support forecasted revenue growth and the likelihood of achieving earnout milestones during the measurement period, which will not exceed 12 months from the date of acquisition. During the three and nine months ended September 30, 2022, the Company recorded an adjustment to goodwill of $0 and $0.1 million, respectively, due to the payment of a hold back liability related to the Joule acquisition, which was recorded in accrued expenses in the unaudited interim condensed consolidated balance sheet.

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

In connection with the acquisition, the Company recorded on its consolidated balance sheet a liability of $41.7 million representing the fair value of contingent consideration payable, and is recorded in the unaudited interim condensed consolidated balance sheet in the loss accrual for service contracts and other liabilities. The fair value of this contingent consideration was $36.9 million as of September 30, 2022, and as a result $0 and $4.8 million reduction was recorded in the unaudited interim condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

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

The acquisition of Joule contributed $0.6 million and $3.9 million to total consolidated revenue for the three and nine months ended September 30, 2022, respectively. The Company determined it impractical to report net loss for the Joule acquisition for the three and nine months ended September 30, 2022.

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

Included in the $98.6 million of cash consideration above, $5.0 million is consideration held by our paying agent in connection with the acquisition and is reported as restricted cash, with a corresponding accrued liability as of September 30, 2022 on the Company’s unaudited interim condensed consolidated balance sheet. We expect that this will be settled in 2022.

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

The preliminary allocation of the purchase price is still considered provisional due to the tradename, technology, and customer relationship valuations. The Company continues to evaluate valuation assumptions such as the market demand for the Applied Cryo existing product lines to support forecasted revenue growth. Additionally, the Company continues to research the technology and buying power of Applied Cryo and evaluate the likelihood of achieving the additional production capacity needed in time to meet earnout milestones. During the three and nine months ended September 30, 2022, the Company recorded a measurement period adjustment to goodwill of $0 and $0.5 million, respectively, due to a release of escrow, which was recorded to accrued expenses in the unaudited interim condensed consolidated balance sheet. Any necessary adjustments will be finalized within one year from the date of acquisition.

Identifiable intangible assets consisted of developed technology, tradename, acquired customer relationships, non-compete agreements and backlog. The fair value of the developed technology totaling $26.3 million was calculated using the relief from royalty approach which is a variant of the income approach. The application of the relief from royalty approach involves estimating the value of an intangible asset by quantifying the present value of the stream of market derived royalty payments that the owner of the intangible asset is exempted or ‘relieved’ from paying. The developed technology has a useful life of 15 years. The fair value of the tradename totaling $13.7 million was calculated using the relief from royalty approach with a useful life of 15 years. The fair value of the acquired customer relationships totaling $26.6 million was calculated using the MPEEM approach and has a useful life of 15 years. The fair value of the acquired customer relationships was estimated by discounting the net cash flow derived from the expected revenues attributable to the acquired customer relationships. The fair value of the non-compete agreements was $1.0 million with a useful life of three years. The fair value of the customer backlog was $2.9 million with a useful life of one year.

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

In connection with the acquisition, the Company recorded on its consolidated balance sheet a liability of $14.0 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $13.7 million as of September 30, 2022, and reductions of $0 and $0.3 million were recorded in the unaudited interim condensed consolidated statement of operations for the three and nine months ended September 30, 2022, respectively.

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

The acquisition of Applied Cryo contributed $11.7 million and $44.7 million to total consolidated revenue for the three and nine months ended September 30, 2022, respectively. The Company determined it impractical to report net loss for the Applied Cryo acquisition for the three and nine months ended September 30, 2022.

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

The preliminary allocation of the purchase price is still considered provisional due to outstanding customer valuation analysis. Identifiable intangible assets consisted of developed technology, tradename, acquired customer relationships, non-compete agreements and backlog. Any necessary adjustments will be finalized within one year from the date of acquisition. During the three and nine months ended September 30, 2022, the Company recorded a measurement period adjustment to goodwill of $0 and $7.2 million, respectively, due to the recording of the deferred tax treatment surrounding the tangible and intangible assets acquired.

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

In connection with the acquisition, the Company recorded on its consolidated balance sheet a liability of $29.1 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $26.2 million as of September 30, 2022. The change in fair value compared to December 31, 2021 was due to a change in the foreign currency translation, partially offset by an increase in the liability. The Company recorded an adjustment of $0 and $1.1 million for the three and nine months ended September 30, 2022 in the unaudited interim condensed consolidated statement of operations.

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

The acquisition of Frames contributed $25.4 million and $76.0 million to total consolidated revenue for the three and nine months ended September 30, 2022, respectively. The following table reflects the unaudited pro forma results of operations for the three and nine months ended September 30, 2021 assuming that the Frames acquisition had occurred on January 1, 2021 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Revenue	$159,304	$387,623
Net loss	$(105,294)	$(264,640)

The unaudited pro forma net income for the three and nine months ended September 30, 2021 has been adjusted to reflect increased amortization of intangibles as if the acquisition had occurred on January 1, 2021. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the Frames acquisition occurred as of January 1, 2021 or indicative of the results that may be achieved in future periods.

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

	Nine months ended	Year ended
	September 30, 2022	December 31, 2021
Beginning balance	$89,773	$24,013
Provision for loss accrual	4,683	71,988
Loss accrual acquired from acquisition	—	2,636
Releases to service cost of sales	(30,827)	(8,864)
Increase to loss accrual related to customer warrants	4,160
Foreign currency translation adjustment	(189)	—
Ending balance	$67,600	$89,773

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

The potentially dilutive securities are summarized as follows:

	At September 30,
	2022	2021
Stock options outstanding (1)	25,549,257	24,784,288
Restricted stock outstanding (2)	3,737,292	4,960,376
Common stock warrants (3)	96,017,181	80,017,181
Convertible Senior Notes (4)	39,170,766	39,170,766
Number of dilutive potential shares of common stock	164,474,496	148,932,611

(1)	During the three months ended September 30, 2022 and 2021, the Company granted options for 1,838,123 and 15,732,335 shares of common stock, respectively. During the nine months ended September 30, 2022 and 2021, the Company granted options for 2,597,974 and 16,430,835 shares of common stock, respectively.

(2)	During the three months ended September 30, 2022 and 2021, the Company granted 295,661 shares of restricted stock awards and 54,000 shares of restricted stock units and 1,159,856 restricted stock awards, respectively. During the nine months ended September 30, 2022 and 2021, the Company granted 399,512 shares of restricted stock awards and 1,076,640 shares of restricted stock units and 1,812,856 restricted stock awards, respectively.

(3)	In August 2022, the Company issued a warrant to acquire up to 16,000,000 shares of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements.” The warrant had no shares exercised of the Company’s common stock as of September 30, 2022.

In April 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements.”  The warrant had been exercised with respect to 17,461,994 shares of the Company’s common stock as of September 30, 2022 and 2021, respectively.

In July 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Walmart, subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements.” The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of September 30, 2022 and 2021, respectively.

(4)	In March 2018, the Company issued $100.0 million in aggregate principal amount of the 5.5% Convertible Senior Notes due 2023 (the “5.5% Convertible Senior Notes”). In May 2020, the Company repurchased $66.3 million of the 5.5% Convertible Senior Notes and in the fourth quarter of 2020, $33.5 million of the 5.5% Convertible Senior Notes were converted into approximately 14.6 million shares of common stock. The remaining $0.2 million aggregate principal amount of the 5.5% Convertible Senior Notes were converted into 69,808 shares of common stock in January 2021. In September 2019, the Company issued $40.0 million in aggregate principal amount of the 7.5% Convertible Senior Note due 2023 (the “7.5% Convertible Senior Note”), which was fully converted into 16.0 million shares of common stock on July 1, 2020. In May 2020, the Company issued $212.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes due 2025 (the “3.75 Convertible Senior Notes). There were no conversions for the three and nine months ended September 30, 2022. There were no conversations for the three months ended September 30, 2021. For the nine months ended September 30, 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted, resulting in the issuance of 3,016,036 shares of common stock.

Million of

6. Inventory

Inventory as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials and supplies - production locations	$384,397	$187,449
Raw materials and supplies - customer locations	17,482	16,294
Work-in-process	98,179	58,341
Finished goods	16,222	7,079
Inventory	$516,280	$269,163

7. Property, Plant and Equipment

Property, plant and equipment at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$1,165	$1,165
Construction in progress	473,429	169,415
Leasehold improvements	18,213	2,099
Software, machinery, and equipment	157,018	112,068
Property, plant, and equipment	649,825	284,747
Less: accumulated depreciation	(42,557)	(29,124)
Property, plant, and equipment, net	$607,268	$255,623

Construction in progress is primarily comprised of construction of five hydrogen production plants, the Gigafactory in Rochester, NY, and our facility in the Slingerlands, NY.  Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of capital asset construction and amortized over the useful lives of the related assets. During the three and nine months ended September 30, 2022, the Company capitalized $4.0 million and $9.8 million of interest, respectively.

Depreciation expense related to property, plant and equipment was $5.4 million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense related to property, plant and equipment was $13.5 million and $5.2 million for the nine months ended September 30, 2022 and 2021, respectively.

8. Intangible Assets and Goodwill

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of September 30, 2022 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	14 years	$103,414	$(10,534)	$92,880
Dry stack electrolyzer technology	10 years	29,000	(1,692)	27,308
Customer relationships, Non-compete agreements, Backlog & Trademark	12 years	85,291	(9,832)	75,459
		$217,705	$(22,058)	$195,647

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

The change in the gross carrying amount of the acquired technology from December 31, 2021 to September 30, 2022, was primarily due to the acquisition of Joule, the addition of the dry build electrolyzer stack related to the Giner ELX acquisition, and changes in foreign currency translation.

Amortization expense for acquired identifiable intangible assets for the three months ended September 30, 2022 and 2021 was $4.9 million and $0.4 million, respectively. Amortization expense for acquired identifiable intangible assets for the nine months ended September 30, 2022 and 2021 was $15.2 million and $1.1 million, respectively.

The estimated amortization expense for subsequent years is as follows (in thousands):

Remainder of 2022	$5,064
2023	17,631
2024	17,570
2025	16,839
2026	15,441
2027 and thereafter	123,102
Total	$195,647

The change in the carrying amount of goodwill for the nine month period ended September 30, 2022 was as follows (in thousands):

Beginning balance at December 31, 2021	$220,436
Acquisitions	12,943
Measurement period adjustments	6,496
Foreign currency translation adjustment	(9,156)
Ending balance at September 30, 2022	$230,719

9. Long-Term Debt

In March 2019, the Company entered into a loan and security agreement, as amended (the “Loan Agreement”), with Generate Lending, LLC (“Generate Capital”), providing for a secured term loan facility in the amount of $100 million (the “Term Loan Facility”). On September 30, 2022, the outstanding balance under the Term Loan Facility was $57.3 million. The carrying value of the Term Loan Facility approximates fair value.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments are funded in part by releases of restricted cash, as described in Note 19, “Commitments and Contingencies.” Based on the amortization schedule as of September 30, 2022, the aforementioned loan balance under the Term Loan Facility will be fully paid by October 31, 2025.  At September 30, 2022, the Company was in compliance with all debt covenants under the Term Loan Facility.

10. Convertible Senior Notes

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes. During the three and nine months ended September 30, 2022, there were no conversions of the 3.75% Convertible Senior Notes.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

September 30,
2022
Principal amounts:
Principal	$197,278
Unamortized debt issuance costs (1)	(3,686)
Net carrying amount	$193,592
1)	Included in the unaudited interim condensed consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes (in thousands, except for effective interest rate):

	September 30,	September 30,
	2022	2021
Interest expense	$1,849	$1,849
Amortization of debt issuance costs	323	306
Total	2,172	2,155

Effective interest rate	4.5%	4.5%

Based on the closing price of the Company’s common stock of $21.01 on September 30, 2022, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at September 30, 2022 was approximately $849 million. The fair value estimation was primarily based on an active stock exchange trade on October 5, 2022 of the 3.75% Convertible Senior Notes. See Note 15, “Fair Value Measurements,” for a description of the fair value hierarchy.

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

There were no shares of common stock settled in connection with the Common Stock Forward during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Common Stock Forward was partially settled and 0 shares and 8.1 million shares were received by the Company, respectively.

11.  Stockholders’ Equity

Common Stock and Warrants

On August 24, 2022, a warrant to purchase up to 16,000,000 shares of common stock was issued in connection with a transaction agreement with Amazon, as discussed in Note 12, “Warrant Transaction Agreements.”  This warrant is measured at fair value at the time of grant or modification and is classified as an equity instrument on the unaudited interim condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income comprises the following (in thousands):

	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
June 30, 2022	$(28,989)	$—	$(28,989)
Net unrealized loss on available-for-sale securities	(4,992)	—	(4,992)
Foreign currency translation loss	(1,044)	—	(1,044)
September 30, 2022	$(35,025)	$—	$(35,025)

December 31, 2021	$(1,532)	$—	$(1,532)
Net unrealized loss on available-for-sale securities	(23,401)	—	(23,401)
Foreign currency translation loss	(10,092)	—	(10,092)
September 30, 2022	$(35,025)	$—	$(35,025)

	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
June 30, 2021	$34	$—	$34
Net unrealized loss on available-for-sale securities	(2,200)	—	(2,200)
Foreign currency translation loss	(172)	—	(172)
September 30, 2021	$(2,338)	$—	$(2,338)

December 31, 2020	$2,451	$—	$2,451
Net unrealized loss on available-for-sale securities	(4,075)	—	(4,075)
Foreign currency translation loss	(714)	—	(714)
September 30, 2021	$(2,338)	$—	$(2,338)

12. Warrant Transaction Agreements

Amazon Transaction Agreement in 2022

On August 24, 2022, the Company and Amazon.com, Inc. (“Amazon”) entered into a Transaction Agreement (the “2022 Transaction Agreement”), under which the Company concurrently issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “Amazon Warrant”) to acquire up to 16,000,000 shares (the “Amazon Warrant Shares”) of the Company’s common stock, subject to certain vesting events described below. The Company and Amazon entered into the 2022 Transaction Agreement in connection with a concurrent commercial arrangement under which Amazon agreed to purchase hydrogen fuel from the Company through August 24, 2029.

Warrant

1,000,000 of the Amazon Warrant Shares vested immediately upon issuance of the Amazon Warrant. 15,000,000 of the Amazon Warrant Shares will vest in multiple tranches over the 7- year term of the Amazon Warrant based on payments made to the Company directly by Amazon or its affiliates, or indirectly through third parties, with 15,000,000 of the Amazon Warrant Shares fully vesting if Amazon-related payments of $2.1 billion are made in the aggregate. The exercise price for the first 9,000,000 Amazon Warrant Shares is $22.9841 per share and the fair value on the grant date was $20.36. The exercise price for the remaining 7,000,000 Amazon Warrant Shares will be an amount per share equal to 90% of the 30-day volume weighted average share price of the Company’s common stock as of the final vesting event that results in full vesting of the first 9,000,000 Amazon Warrant Shares. The Amazon Warrant is exercisable through August 24, 2029.

Upon the consummation of certain change of control transactions (as defined in the applicable warrant) prior to the vesting of at least 60% of the aggregate Amazon Warrant Shares, the Amazon Warrant will automatically vest and become exercisable with respect to an additional number of Amazon Warrant Shares such that 60% of the aggregate Amazon Warrant Shares shall have vested. If a change of control transaction is consummated after the vesting of at least 60% of the aggregate Amazon Warrant Shares, then no acceleration of vesting will occur with respect to any of the unvested Amazon Warrant Shares as a result of the transaction. The exercise price and the Amazon Warrant Shares issuable upon exercise of the Amazon Warrant are subject to customary antidilution adjustments.

At September 30, 2022, 1,000,000 of the Amazon Warrant Shares issued pursuant to the 2022 Transaction Agreement had vested upon issuance. The warrant charge associated with the vested shares of $20.4 million was capitalized to contract assets in our condensed consolidated unaudited interim financial statements based on the grant date fair value and is subsequently amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. The grant date fair value of tranches 2 and 3 will also be amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. Because the exercise price has yet to be determined, the fair value of tranche 4 will be remeasured at each reporting period end and amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three and nine months ended September 30, 2022 was $1.8 million.

The assumptions used to calculate the valuations as of August 24, 2022 and September 30, 2022 are as follows:

	Tranches 1-3	Tranche 4
	August 24, 2022	September 30, 2022
Risk-free interest rate	3.15%	3.90%
Volatility	75.00%	75.00%
Expected average term	7 years	4 years
Exercise price	$22.98	$18.91
Stock price	$20.36	$12.71

Amazon Transaction Agreement in 2017

On April 4, 2017, the Company and Amazon entered into a Transaction Agreement (the “2017 Amazon Transaction Agreement”), pursuant to which the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a warrant to acquire up to 55,286,696 Amazon Warrant Shares, subject to certain vesting events described below. The Company and Amazon entered into the 2017 Amazon Transaction Agreement in connection with existing commercial agreements between the Company and Amazon with respect to the deployment of the Company’s GenKey (defined below) fuel cell technology at Amazon distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the Amazon Warrant Shares was conditioned upon payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements. At December 31, 2021, all 55,286,696 of the Amazon Warrant Shares had vested.

The warrant had been exercised with respect to 17,461,994 shares of the Company’s common stock as of September 30, 2022 and December 31, 2021.

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

The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of September 30, 2022 and December 31, 2021.

At September 30, 2022 and December 31, 2021, 20,368,782 of the Walmart Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended September 30, 2022 and 2021 was $6.7 million and $1.2 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the nine months ended September 30, 2022 and 2021 was $10.4 million and $4.4 million, respectively. During the three and nine months ended September 30, 2022 and 2021, respectively, the Walmart Warrant was exercised with respect to 0 and 7,274,565 shares of common stock.

The assumptions used to calculate the valuations of the final tranche of the Walmart Warrant as of September 30, 2022 are as follows:

September 30, 2022
Risk-free interest rate	3.99%
Volatility	75.00%
Expected average term	3.5 years
Exercise price	$18.91
Stock price	$12.09

13. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines
	Three months ended		Nine months ended
	September 30		September 30
	2022	2021	2022	2021
Sales of fuel cell systems	$75,919	$67,032	$146,859	$152,620
Sales of hydrogen infrastructure	37,139	48,967	96,641	109,429
Sales of electolyzers	6,842	—	14,576	—
Sales of engineered equipment	25,556	—	76,080	—
Services performed on fuel cell systems and related infrastructure	8,406	6,677	25,468	18,397
Power Purchase Agreements	9,524	9,321	30,730	25,508
Fuel delivered to customers and related equipment	12,389	11,556	40,289	33,804
Sales of cryogenic equipment	12,529	—	48,909	—
Other	324	369	1,146	679
Net revenue	$188,628	$143,922	$480,698	$340,437

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable	$95,472	$92,675
Contract assets	70,879	38,757
Contract liabilities	189,145	183,090

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets
	September 30, 2022	December 31, 2021
Transferred to receivables from contract assets recognized at the beginning of the period	$(15,504)	$(14,638)
Contract assets assumed as part of acquisition	—	9,960
Contract assets related to warrants	25,425	—
Revenue recognized and not billed as of the end of the period	22,201	25,246
Net change in contract assets	$32,122	$20,568

Contract liabilities
	September 30, 2022	December 31, 2021
Increases due to cash received, net of amounts recognized as revenue during the period	$121,683	$182,052
Contract liabilities assumed as part of acquisitions	—	35,727
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(115,628)	(110,974)
Net change in contract liabilities	$6,055	$106,805

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

September 30,
2022
Sales of fuel cell systems	$26,551
Sales of hydrogen installations and other infrastructure	28,492
Sales of electrolyzers	266,738
Sales of engineered equipment	26,859
Services performed on fuel cell systems and related infrastructure	121,761
Power Purchase Agreements	319,742
Fuel delivered to customers and related equipment	90,925
Sales of cryogenic equipment	50,674
Total estimated future revenue	$931,742

Contract costs

Contract costs consist of capitalized commission fees and other expenses related to obtaining or fulfilling a contract. Capitalized contract costs at September 30, 2022 and December 31, 2021 were $0.6 million and $0.4 million, respectively.

14. Income Taxes

The Company recorded $1.5 million and $0 of income tax expense for the three months ended September 30, 2022 and 2021, respectively. The Company recorded $1.5 million and $0 of income tax expense for the nine months ended September 30, 2022 and 2021, respectively. Tax expense for the three and nine months ended September 30, 2022 is due to foreign income taxes. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its domestic net deferred tax assets, which remain fully reserved.

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

Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics.  Available-for-sale securities are characterized as Level 2 assets, as their fair values are determined using observable market inputs. Equity securities are characterized as Level 1 assets, as their fair values are determined using active markets for identical assets. There were no transfers between Level 1, Level 2, or Level 3 for the three and nine months ended September 30, 2022.

Financial instruments not recorded at fair value on a recurring basis include equity method investments that have not been remeasured or impaired in the current period, such as our investments in HyVia, AccionaPlug S.L., and SK Plug Hyverse Co., Ltd. During the three and nine months ended September 30, 2022, the Company contributed approximately $9.1 million and $33.3 million, respectively, to HyVia, AccionaPlug S.L. and SK Plug Hyverse Co., Ltd.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of September 30, 2022
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash equivalents	$12,023	$12,023	$12,023	$—	$—
Corporate bonds	211,533	211,533	—	211,533	—
U.S. Treasuries	607,907	607,907	607,907	—	—
Equity securities	130,121	130,121	130,121	—	—
Swaps and forward contracts	650	650	—	—	650

Liabilities
Contingent consideration	94,485	94,485	—	—	94,485

	As of December 31, 2021
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash equivalents	$115,241	$115,241	$115,241	$—	$—
Corporate bonds	226,382	226,382	—	226,382	—
U.S. Treasuries	1,013,883	1,013,883	1,013,883	—	—
Equity securities	147,995	147,995	147,995	—	—
Swaps and forward contracts	70	70	70	—	—

Liabilities
Contingent consideration	62,297	62,297	—	—	62,297
Swaps and forward contracts	981	981	981	—	—

The liabilities measured at fair value on a recurring basis that have unobservable inputs and are therefore categorized as level 3 are related to contingent consideration. The fair value as of September 30, 2022 is comprised of $76.6 million related to the acquisitions of Frames, Applied Cryo, and Joule, as well as $17.9 million from two acquisitions in 2020.  Giner ELX, Inc. was acquired in June 2020, and included in the purchase price are preliminary fair value associated with earnout payments of $16.0 million that the sellers are eligible to receive. The remaining contingent consideration as of September 30, 2022 is related to the achievement of the dry build electrolyzer stack earnout and the achievement of certain revenue targets for years 2022 through 2023. As of September 30, 2022, the remaining estimated fair value of contingent consideration for Giner ELX Inc. is $16.5 million. United Hydrogen Group Inc. was acquired in June 2020, and included in the purchase price was contingent consideration based on the future performance related to the expansion of the liquefication capacity of the Charleston, Tennessee liquid hydrogen plant. The Company’s liability for this contingent consideration was measured at fair value based on the Company’s expectations of achieving the expansion milestone. As of September 30, 2022, the remaining estimated fair value is $1.4 million. In the unaudited interim condensed consolidated balance sheets, contingent consideration is recorded in the contingent consideration, loss accrual for service contracts, and other liabilities financial statement line item, and is comprised of the following unobservable inputs:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
Contingent Consideration	$83,443	Scenario based method	Credit spread	16.24%
			Discount rate	17.56% - 19.19% (18.38%)
	10,350	Monte carlo simulation	Credit spread	16.24%
			Discount rate	18.84% - 19.09%
			Revenue volatility	49.11%
	692	Monte carlo simulation	Credit spread	16.24%
			Revenue volatility	40.7% - 24.4% (35.0%)
			Gross profit volatility	113.0% - 23.0% (65.0%)
	94,485

The change in the carrying amount of Level 3 liabilities for the three and nine month period ended September 30, 2022 was as follows (in thousands):

Nine months ended
September 30, 2022
Beginning balance at December 31, 2021	$62,297
Payments	(2,667)
Additions due to acquisitions	41,732
Fair value adjustments	2,461
Foreign currency translation adjustment	(604)
Ending balance at March 31, 2022	103,219
Fair value adjustments	(5,066)
Foreign currency translation adjustment	(1,645)
Ending balance at June 30, 2022	96,508
Fair value adjustments	—
Foreign currency translation adjustment	(2,023)
Ending balance at September 30, 2022	$94,485

16. Investments

The amortized cost, gross unrealized gains and losses, fair value of those investments classified as available-for-sale, and allowance for credit losses at September 30, 2022 are summarized as follows (in thousands):

	September 30, 2022
	Amortized	Gross	Gross	Fair	Allowance for
	Cost	Unrealized Gains	Unrealized Losses	Value	Credit Losses
Corporate bonds	$220,537	$—	$(9,004)	$211,533	—
U.S. Treasuries	624,972	133	(17,198)	607,907	—
Total	$845,509	$133	$(26,202)	$819,440	$—

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

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, and length of time that the individual securities have been in a continuous loss positon as of September 30, 2022 (in thousands):

	September 30, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments with	Gross Unrealized	Investments with	Gross Unrealized	Investments with	Gross Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses	Unrealized Losses	Losses
Corporate bonds	$433,615	$(4,385)	$385,825	$(21,818)	$819,440	$(26,202)
Total available-for-sale securities	$433,615	$(4,385)	$385,825	$(21,818)	$819,440	$(26,202)

We regulary review available-for-sale securities for declines in fair values that we determine to be credit related. In order to determine whether an allowance for credit losses was required, we considered factors such as whether amounts related to securities have become uncollectible, whether we intend to sell a security, and whether it is more likely than not that we will be required to sell a security prior to recovery. The Company also reviewed the declines in market value related to our available-for-sale securities and determined that these declines were due to fluctuations in interest rates. As of September 30, 2022, the Company did not have an allowance for credit losses related to available-for-sale securities.

The cost, gross unrealized gains and losses, and fair value of those investments classified as equity securities at September 30, 2022 are summarized as follows (in thousands):

	September 30, 2022
		Gross	Gross	Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
Fixed income mutual funds	$70,247	$—	$(2,854)	$67,393
Exchange traded mutual funds	76,000	—	(13,272)	62,728
Total	$146,247	$—	$(16,126)	$130,121

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

A summary of the amortized cost and fair value of investments classified as available-for-sale, by contractual maturity, as of September 30, 2022 and December 31, 2021 was as follows (in thousands):

	September 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
Maturity:	Cost	Value	Cost	Value
Less than 12 months	$437,867	$433,615	$670,584	$670,306
12 months or greater	407,642	385,825	572,349	569,959
Total	$845,509	$819,440	$1,242,933	$1,240,265

Accrued interest income was $3.0 million and $3.7 million at September 30, 2022 and December 31, 2021, respectively, and included within the balance for prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets.

17.  Operating and Finance Lease Liabilities

As of September 30, 2022, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

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

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of September 30, 2022.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of September 30, 2022 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
Remainder of 2022	$28,717	$2,501	$31,218
2023	65,008	9,731	74,739
2024	64,055	9,704	73,759
2025	59,685	12,615	72,300
2026	51,780	9,967	61,747
2027 and thereafter	97,981	5,596	103,577
Total future minimum payments	367,226	50,114	417,340
Less imputed interest	(78,148)	(7,034)	(85,182)
Total	$289,078	$43,080	$332,158

Rental expense for all operating leases was $17.4 million and $9.6 million for the three months ended September 30, 2022 and 2021, respectively. Rental expense for all operating leases was $46.5 million and $25.8 million for the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022 and December 31, 2021, security deposits associated with sale/leaseback transactions were $5.2 million and $3.5 million, respectively, and were included in other assets in the unaudited interim condensed consolidated balance sheets.

At September 30, 2022 and December 31, 2021, the right of use assets associated with finance leases was $52.9 million and $33.9 million, respectively. The accumulated depreciation for these right of use assets was $3.3 million and $1.5 million at September 30, 2022 and December 31, 2021, respectively.

Other information related to the operating leases are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Cash payments (in thousands)	$44,565	$25,726
Weighted average remaining lease term (years)	6.31	5.72
Weighted average discount rate	11.1%	11.2%

Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the consolidated statement of operations), and were $0.8 million and $0.6 million for the three months ended September 30, 2022, respectively. Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the consolidated statement of operations), and were $2.4 million and $1.8 million for the nine months ended September 30, 2022, respectively.

Other information related to the finance leases are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Cash payments (in thousands)	$6,166	$2,128
Weighted average remaining lease term (years)	4.09	4.57
Weighted average discount rate	6.5%	6.9%

18. Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at September 30, 2022 was $287.3 million, $49.9 million and $237.4 million of which was classified as short-term and long-term, respectively, on the accompanying unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at December 31, 2021 was $236.6 million, $37.5 million and $199.1 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. Interest expense recorded related to finance obligations for the three months ended September 30, 2022 and 2021 was $7.4 million and $5.3 million, respectively. Interest expense recorded related to finance obligations for the nine months ended September 30, 2022 and 2021 was $21.1 million and $15.0 million, respectively. The fair value of this finance obligation approximated the carrying value as of September 30, 2022 and December 31, 2021.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at September 30, 2022 was $16.3 million, $3.4 million and $12.9 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet.  The outstanding balance of this obligation at December 31, 2021 was $17.0 million, $4.5 million and $12.5 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheets. The fair value of this finance obligation approximated the carrying value as of both September 30, 2022 and December 31, 2021.

Future minimum payments under finance obligations notes above as of September 30, 2022 were as follows (in thousands):

			Total
	Sale of future	Sale/leaseback	Finance
	revenue - debt	financings	Obligations
Remainder of 2022	$20,008	$1,057	$21,065
2023	80,034	4,091	84,125
2024	80,034	9,846	89,880
2025	74,777	942	75,719
2026	58,054	942	58,996
2027 and thereafter	64,686	1,759	66,445
Total future minimum payments	377,593	18,637	396,230
Less imputed interest	(90,266)	(2,370)	(92,636)
Total	$287,327	$16,267	$303,594

Other information related to the above finance obligations are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Cash payments (in thousands)	$51,609	$41,325
Weighted average remaining term (years)	4.86	4.88
Weighted average discount rate	11.1%	11.3%

19.  Commitments and Contingencies

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $356.9 million and $275.1 million was required to be restricted as security as of September 30, 2022 and December 31, 2021, respectively, which restricted cash will be released over the lease term. As of September 30, 2022 and December 31, 2021, the Company also had certain letters of credit backed by security deposits totaling $340.1 million and $286.0 million, respectively, that are security for the above noted sale/leaseback agreements. As of September 30, 2022, the Company also had certain customer and customs related letters of credit totaling $23.8 million.

As of September 30, 2022 and December 31, 2021, the Company had $67.7 and $67.7 million, respectively, held in escrow related to the construction of certain hydrogen plants.

The Company also had $5.0 million and $2.3 million of consideration held by our paying agent in connection with the Applied Cryo and Joule acquisitions, respectively, reported as restricted cash as of September 30, 2022, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheet. Additionally, the Company had $11.5 million in restricted cash as collateral resulting from the Frames acquisition as of September 30, 2022.

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

As previously disclosed, in the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022, several actions were filed in the U.S. District Court for the Southern District of New York asserting claims under the federal securities laws against the Company and two of its senior officers, Mr. Marsh and Mr. Middleton.  On July 22, 2021, the court consolidated those actions into In re Plug Power, Inc. Securities Litigation, No. 1:21-cv-2004, pending in the (the “Securities Action”) and appointed a lead plaintiff. On October 6, 2021, lead plaintiff filed a consolidated amended complaint asserting claims on behalf of a putative class composed of all persons who purchased or otherwise acquired the Company’s securities between November 9, 2020 and March 9, 2021. The complaint asserted a claim against all defendants for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b5 promulgated thereunder and a claim under Section 20(a) of the Exchange Act against Mr. Marsh and Mr. Middleton as alleged controlling persons. The complaint alleged that defendants made “materially false” statements concerning (1) adjusted EBITDA; (2) fuel delivery and research and development expenses; (3) costs related to provision for loss contracts; (4) gross losses; and (5) the effectiveness of internal controls and procedures, and that these alleged misstatements caused losses and damages for members of the alleged class. On December 6, 2021, defendants filed a motion to dismiss the complaint. In an opinion and order entered on September 29, 2022, the court granted defendants’ motion to dismiss in its entirety but permitted the lead plaintiff to file an amended complaint. The current deadline for filing the amended complaint is November 21, 2022.

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

On April 5, 2021, Company stockholders Elias Levy and Camerohn X. Withers, derivatively and on behalf of nominal defendant Plug, filed a complaint in the U.S. District Court for the Southern District of New York against the Derivative Defendants named in the Liu Derivative Complaint, captioned Levy et al. v. McNamee et al., Case No. 1:21-cv-02891 (S.D.N.Y.) (the “Levy Derivative Complaint”). The Levy Derivative Complaint alleges that, from November 9, 2020 to April 5, 2021, the Derivative Defendants “breached their duties of loyalty and good faith” by failing to disclose “(1) that the Company would be unable to timely file its 2020 annual report due to delays related to the review of classification of certain costs and the recoverability of the right to use assets with certain leases; (2) that the Company was reasonably likely to report material weaknesses in its internal control over financial reporting; and (3) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis.” The Levy Derivative Complaint asserts claims for (1) breach of fiduciary duty (as to the named director defendants), (2) unjust enrichment (as to certain named director defendants), (3) waste of corporate assets (as to the named director defendants), and (4) violations of Sections 10(b) and 21D of the Exchange Act (as to the named officer defendants). The Levy Derivative Complaint seeks a judgment “declaring that Plaintiffs may maintain this action on behalf of the Company”; finding the Derivative Defendants “liable for breaching their fiduciary duties owed to the Company”; directing the Derivative Defendants “to take all necessary actions to reform and improve the Company’s corporate governance, risk management, and internal operating procedures to comply with applicable laws”; “awarding damages to the Company for the harm the Company suffered as a result of Defendants’ wrongful conduct”; “awarding damages to the Company for [the named officer Derivative Defendants’] violations of Sections 10(b) and 21D of the Exchange Act”; “awarding Plaintiffs the costs and disbursements of this action, including attorneys’, accountants’, and experts’ fees”; and “awarding such other and further relief as is just and equitable.” The Liu Derivative Complaint and the Levy Derivative Complaint have been consolidated in In re Plug Power Derivative Litigation, Lead Case No. 1:21-cv-02753-ER and, by stipulation approved by the Court, the cases have been stayed pending the resolution of the motion to dismiss in the Securities Class action.

On May 13, 2021, Company stockholder Romario St. Clair, derivatively and on behalf of nominal defendant Plug, filed a complaint in the Supreme Court of the State of New York, County of New York against the derivative defendants named in the Liu derivative Complaint, captioned St. Clair v. Plug Power Inc. et al., index no. 653167/2021 (n.Y. Sup. Ct., n.Y. Cty.)(the “St. Clair derivative Complaint”). The St. Clair derivative Complaint alleges that, for approximately two years from March 13, 2019 onwards, the company made a number of improper statements that “failed to disclose and misrepresented the following material, adverse facts, which the [derivative] defendants knew, consciously disregarded, or were reckless in not knowing”,including: “(a) that the Company was experiencing known but undisclosed material weaknesses in its internal controls overfinancial reporting; (b) the Company was overstating the carrying amount of certain right of use assets and finance obligations associated with leases; (c) the Company was understating its loss accrual on certain service contracts; (d) the Company would need to take impairment charges relating to certain long-lived assets; (e) the Company was improperly classifying research and development costs versus costs of good sold; and (f) the Company would be unable to file its annual Report for the 2020 fiscal year due to these errors.” The St. Clair Derivative Complaint asserts claims for (1) breach of fiduciary and (2) unjustenrichment. The St. Clair Derivative Complaint seeks a judgment “for the amount of damages sustained by the Company as aresult of the defendants’ breaches of fiduciary duties and unjust enrichment”; “[d]irecting Plug Power to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws”;“[e]xtraordinary equitable and/or injunctive relief as permitted by law, equity, and state statutory provisions”; [a]warding to PlugPower restitution from defendants, and each of them, and ordering disgorgement of all profits, benefits, and other compensationobtained by the defendants”; [a]warding to plaintiff the costs and disbursements of the action, including reasonable attorneys’fees, accountants’ and experts’ fees, costs, and expenses”; and “[g]ranting such other and further relief as the [c]ourt deems justand proper.” By stipulation approved by the Court, the case has been stayed pending the resolution of the motion to dismiss in the Securities Class action.

On June 13, 2022, alleged Company stockholder Donna Max, derivatively on behalf of the Company as nominal defendant, filed a complaint in the United States District Court for the District of Delaware against the derivative defendants named in the Liu Derivative Complaint, captioned Max v. Marsh, et. al., case no. 1:22-cv-00781(D. Del.) (the “Max Derivative Complaint”). The Max Derivative Complaint alleges that, for the years 2018, 2019 and 2020, the defendants did not “assure that a reliable system of financial controls was in place and functioning effectively”; “failed to disclose errors in the Company's accounting primarily relating to (i) the reported book value of right of use assets and related finance obligations, (ii) loss accruals for certain service contracts, (iii) the impairment of certain long-lived assets, and (iv) the classification of certain expenses previously included in research and development costs”; and that certain defendants traded Company stock at “artificially inflated stock prices.” The Max Derivative Complaint asserts claims for (1) breach of fiduciary against all defendants; (2) breach of fiduciary duty for insider trading against certain defendants; and (3) contribution under Sections 10(b) and 21D of the Exchange Act against certain defendants. The Max Derivative Complaint seeks an award “for the damages sustained by [the Company]” and related relief.  By stipulation approved by the Court, the case has been stayed pending the resolution of the motion to dismiss in the Securities Action.

On June 29, 2022, alleged Company stockholder Abbas Khambati, derivatively on behalf of the Company as nominal defendant, filed a complaint in the Court of Chancery in the State of Delaware against the derivative defendants named in the Liu Derivative Complaint and Gerard A. Conway, Jr. and Keith Schmid, captioned Khambati v. McNamee, et. al., C.A. no. 2022-05691(Del. Ch.) (the “Khambati Derivative Complaint”). The Khambati Derivative Complaint alleges that the defendants “deceive[d] the investing public, including stockholders of Plug Power, regarding the Individual Defendants’ management of Plug Power’s operations and the Company’s compliance with the SEC's accounting rules”; “facilitate[d” certain defendants’ sales of “their personally held shares while in possession of material, nonpublic information”; and “enhance[d] the Individual Defendants’ executive and directorial positions at Plug Power and the profits, power, and prestige that the Individual Defendants enjoyed as a result of holding these positions.” The Khambati Derivative Complaint asserts claims for (1) breach of fiduciary; and (2) disgorgement and unjust enrichment. The Khambati Derivative Complaint seeks an award “for the damages sustained by [the Company] as a result of the breaches” alleged or “disgorgement or restitution”; “disgorgement of insider trading profits” and “all profits, benefits and other compensation obtained by [defendants’] insider trading and further profits flowing therefrom”; an order “[d]irecting the Company to take all necessary actions to reform and improve its corporate governance and internal procedures”; and related relief.

On July 19, 2022, alleged Company stockholder Anne D. Graziano, as Trustee of the Anne D. Graziano Revocable Living Trust, derivatively on behalf of the Company as nominal defendant, filed a complaint in the Court of Chancery in the State of Delaware against the derivative defendants named in the Khambati Derivative Complaint, captioned Graziano v. Marsh, et. al., C.A. no. 2022-0629 (Del. Ch.) (the “Graziano Derivative Complaint”). The Graziano Derivative Complaint alleges that the director defendants (i) “either knowingly or recklessly issued or caused the Company to issue the materially false and misleading statements” concerning “certain critical accounting issues”; (ii) “willfully ignored, or recklessly failed to inform themselves of, the obvious problems with the Company’s internal controls, practices, and procedures, and failed to make a good faith effort to correct the problems or prevent their recurrence”; (iii) the members of the Audit Committee failed “to prevent, correct, or inform the Board of the issuance of material misstatements and omissions regarding critical accounting issues and the adequacy of the Company’s internal controls”; (iv) “received payments, benefits, stock options, and other emoluments by virtue of their membership on the Board and their control of the Company”; (v) violated the Company’s Code of Conduct because they knowingly or recklessly engaged in and participated in making and/or causing the Company to make the materially false and misleading statements; and (vi) certain defendants “sold large amounts of Company stock while it was trading at artificially inflated prices.” The Graziano Derivative Complaint asserts claims for (1) breach of fiduciary; (2) breach of fiduciary duty against certain defendants for insider trading; (3) unjust enrichment; (4) aiding and abetting breach of fiduciary duty; and (5) waste of corporate assets. The Graziano Derivative Complaint seeks an award of “the amount of damages sustained by the Company”; seeks an order “[d]irecting Plug Power to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect Plug Power and its stockholders from a repeat of the damaging events described herein”; and related relief. The parties to the Graziano Derivative Complaint and Khambati Derivative Complaint have been consolidated in Plug Power, Inc. Stockholder Derivative Litiation, Consolidated C.A. No. 2022-0569 and, by stipulation approved by the court, the cases have been stayed pending the resolution of the motion to dismiss in the Securities Action.

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

At September 30, 2022, one customer comprised 28.4% of the total accounts receivable balance. At December 31, 2021, one customer comprised approximately 46.6% of the total accounts receivable balance.

For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer. For the three and nine months ended September 30, 2022, 66.9% and 53.2% of total consolidated revenues were associated with three customers, respectively. For the three and nine months ended September 30, 2021, 80.1%  and 80.6% of total consolidated revenues were associated primarily with two and three customers, respectively.

20. Employee Benefit Plans

2011 and 2021 Stock Option and Incentive Plan

The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $44.2 million and $12.7 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Stock-based compensation costs recognized, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $127.7 million and $32.3 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in our 2021 Form 10-K.

The components and classification of stock-based compensation expense, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of sales	$1,821	$680	$4,928	$1,231
Research and development	1,483	1,782	4,062	4,534
Selling, general and administrative	40,935	10,237	118,710	26,550
	$44,239	$12,699	$127,700	$32,315

Option Awards

The Company issues options that are time and performance-based awards. All option awards are determined to be classified as equity awards.

Service Stock Options Awards

The following table reflects the service stock option activity for the nine months ended September 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2021	$9,786,909	$11.65	$7.70	$172,412
Granted	1,097,974	23.55	—	—
Exercised	(727,992)	2.86	—	—
Forfeited	(127,634)	24.05	—	—
Options outstanding at September 30, 2022	$10,029,257	$13.47	$7.35	$101,193
Options exercisable at September 30, 2022	6,561,842	8.35	6.63	90,283
Options unvested at September 30, 2022	$3,467,415	$23.15	$8.72	$10,910

The weighted average grant-date fair value of the service stock options granted during the three months ended September 30, 2022 and 2021 was $14.64 and $15.82, respectively. The weighted average grant-date fair value of the service stock options granted during the nine months ended September 30, 2022 and 2021 was $15.31 and $19.76, respectively. The total intrinsic fair value of service stock options exercised during the nine months ended September 30, 2022 and 2021 was $14.8 million and $102.1 million, respectively. The total fair value of the service stock options that vested during the three months ended September 30, 2022 and 2021 was approximately $15.5 million and $10.4 million, respectively. The total fair value of the service stock options that vested during the nine months ended September 30, 2022 and 2021 was approximately $21.74 million and $10.9 million, respectively.

Compensation cost associated with service stock options represented approximately $6.8 million and $4.2 million of the total share-based payment expense recorded for the three months ended September 30, 2022 and 2021, respectively. Compensation cost associated with service stock options represented approximately $19.2 million and $11.9 million of the total share-based payment expense recorded for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was approximately $42.4 million of unrecognized compensation cost related to service stock option awards to be recognized over the weighted average remaining period of 1.85 years.

Performance Stock Option Awards

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2021	14,020,000	$26.92	6.70	$18,336,200
Granted	1,500,000	26.38	6.89	—
Options outstanding at September 30, 2022	15,520,000	$26.87	6.07	$—
Options exercisable at September 30, 2022	1,391,000	26.92	5.98	—
Options unvested at September 30, 2022	14,129,000	$26.86	6.07	$—

The weighted average grant-date fair value of the performance stock options granted during the three and nine months ended September 30, 2022 and 2021 was $9.73 and $12.78, respectively. There were no performance stock options exercised during the nine months ended September 30, 2022 or 2021, respectively. The total fair value of the performance stock options that vested during the three and nine months ended September 30, 2022 and 2021 was approximately $20.8 million and $0 million, respectively.

As of September 30, 2022, there were 2,782,000 unvested stock options for which the employee requisite service period has not been rendered but are expected to vest. The aggregate intrinsic value of these unvested stock options is $0 as of September 30, 2022. The weighted average remaining contractual term of these unvested stock options was 6.1 years as of September 30, 2022.

Compensation cost associated with performance stock options represented approximately $26.1 million and $2.0 of the total share-based payment expense recorded for the three months ended September 30, 2022 and 2021, respectively. Compensation cost associated with performance stock options represented approximately $76.5 million and $2.0 of the total share-based payment expense recorded for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was approximately $89.7 million of unrecognized compensation cost related to performance stock option awards to be recognized over the weighted average remaining period of 2.07 years.

Restricted Stock Awards

The Company recorded expense associated with its restricted stock awards of approximately $11.3 million and $6.5 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded expense associated with its restricted stock awards of approximately $32.0 million and $18.5 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, as of September 30, 2022, there was $75.0 million of unrecognized compensation cost related to restricted stock awards to be recognized over the weighted average period of 1.91 years.

A summary of restricted stock activity for the nine months ended September 30, 2022 is as follows (in thousands except share amounts):

		Weighted	Aggregate
		Average Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested restricted stock at December 31, 2021	4,851,873	$21.59	$136,968
Granted	1,476,152	23.60	—
Vested	(2,474,065)	13.87	—
Forfeited	(116,668)	24.89	—
Unvested restricted stock at September 30, 2022	3,737,292	$23.50	$78,521

The weighted average grant-date fair value of the restricted stock awards granted during the three months ended September 30, 2022 and 2021, was $22.00 and $32.29, respectively. The weighted average grant-date fair value of the restricted stock awards granted during the nine months ended September 30, 2022 and 2021, was $23.60 and $32.29, respectively. The total fair value of restricted stock awards vested for the three months ended September 30, 2022 and

2021 was $25.5 million and $68.6 million, respectively. The total fair value of restricted stock awards vested for the nine months ended September 30, 2022, and 2021 was $34.3 million and $72.95 million, respectively.

401(k) Savings & Retirement Plan

The Company issued 310,159 shares of common stock and 54,531 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the nine months ended September 30, 2022 and 2021, respectively.

The Company’s expense for this plan was approximately $2.5 million, and $1.1 million for the three months ended September 30, 2022 and 2021, respectively. The Company’s expense for this plan was approximately $6.7 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Non-Employee Director Compensation

The Company granted 4,342 shares of common stock and 3,685 shares of common stock to non-employee directors as compensation for the three months ended September 30, 2022 and 2021, respectively. The Company granted 14,282 shares of common stock and 8,923 shares of common stock to non-employee directors as compensation for the nine months ended September 30, 2022 and 2021, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.3 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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

	Revenues				Long-Lived Assets as of
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	September 30, 2022	December 31, 2021

North America	$157,426	$140,151	$385,620	$328,139	$1,047,036	$570,778
Other	31,202	3,771	95,078	12,298	10,203	2,778
Total	$188,628	$143,922	$480,698	$340,437	$1,057,239	$573,556

22. Subsequent Events

We have evaluated events as of November 8, 2022 and have not identified any subsequent events.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and notes thereto included within this report, and our audited and notes thereto included in our 2021 Form 10-K. In addition to historical information, this Quarterly Report on Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “project” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

●	the risk that we continue to incur losses and might never achieve or maintain profitability;
●	the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us;
●	the risk that we may not be able to expand our business or manage our future growth effectively;
●	the risk that delays in or not completing our product development goals may adversely affect our revenue and profitability;
●	the risk that we may be unable to successfully pursue, integrate, or execute upon our new business ventures.
●	the risk of dilution to our stockholders and/or stock price should we need to raise additional capital;
●	the risk that our lack of extensive experience in manufacturing and marketing products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis;
●	the risk that unit orders may not ship, be installed and/or converted to revenue, in whole or in part;
●	the risk that a loss of one or more of our major customers, or if one of our major customers delays payment of or is unable to pay its receivables, a material adverse effect could result on our financial condition;
●	the risk that a sale of a significant number of shares of stock could depress the market price of our common stock;
●	the risk that our convertible senior notes, if settled in cash, could have a material effect on our financial results;
●	the risk that our convertible note hedges may affect the value of our convertible senior notes and our common stock;
●	the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability;
●	the risk of potential losses related to any product liability claims or contract disputes;
●	the risk of loss related to an inability to remediate the material weaknesses identified in internal control over financial reporting as disclosed in this Quarterly Report on Form 10-Q, or inability to otherwise maintain an effective system of internal control;
●	the risk that the restatement of our financial statements as of and for the years ended December 31, 2019 and 2018 and for each of the quarterly periods ended March 31, 2020 and 2019, June 30, 2020 and 2019, September 30, 2020 and 2019 could negatively affect investor confidence and raise reputational issues;
●	the risk of loss related to an inability to maintain an effective system of internal controls;
●	our ability to attract and maintain key personnel;
●	the risks related to the use of flammable fuels in our products;
●	the risk that pending orders may not convert to purchase orders, in whole or in part;
●	the cost and timing of developing, marketing and selling our products;
●	the risks of delays in or not completing our product development goals;
●	the risks involved with participating in joint ventures, including our ability or inability to execute our strategic growth plan through joint ventures;
●	our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers;

●	our ability to successfully pursue new business ventures;
●	our ability to achieve the forecasted gross margin on the sale of our products;
●	the cost and availability of fuel and fueling infrastructures for our products;
●	the risks, liabilities, and costs related to environmental, health and safety matters;
●	the risk of elimination of government subsidies and economic incentives for alternative energy products;
●	market acceptance of our products and services, including GenDrive, GenSure and GenKey systems;
●	our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing, and the supply of key product components;
●	the cost and availability of components and parts for our products;
●	the risk that possible new tariffs or sanctions could have a material adverse effect on our business;
●	our ability to develop commercially viable products;
●	our ability to reduce product and manufacturing costs;
●	our ability to successfully market, distribute and service our products and services internationally;
●	our ability to improve system reliability for our products;
●	competitive factors, such as price competition and competition from other traditional and alternative energy companies;
●	our ability to protect our intellectual property;
●	the risk of dependency on information technology on our operations and the failure of such technology;
●	the cost of complying with current and future federal, state and international governmental regulations;
●	our subjectivity to legal proceedings and legal compliance;
●	the risks associated with past and potential future acquisitions;
●	the risks associated with geopolitical instability and global economic uncertainty, including the conflict between Russia and Ukraine, inflationary pressures, rising interest rates, and supply chain disruptions; and
●	the volatility of our stock price.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks discussed in the section titled “Risk Factors” included under Part I, Item 1A, in our 2021 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from these contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. These forward-looking statements speak only as of the date on which the statements were made. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

References in this Quarterly Report on Form 10-Q to “Plug,” the “Company,” “we,” “our” or “us” refer to Plug Power Inc., including as the context requires, its subsidiaries.

Overview

Plug is facilitating the paradigm shift to an increasingly electrified world by innovating cutting-edge hydrogen and fuel cell solutions.  While we continue to develop commercially-viable hydrogen and fuel cell product solutions to replace lead-acid and lithium batteries in electric material handling vehicles and industrial trucks for some of the world’s largest retail-distribution and manufacturing businesses, we have expanded our offerings to support a variety of commercial operations that can be powered with green hydrogen. We also provide electrolyzers that allow customers — such as refineries, producers of chemicals, steel, fertilizer and commercial refueling stations — to generate hydrogen on-site. Additionally, we intend for our electrolyzers to be used to generate green hydrogen within Plug’s own plants that will then be sold to customers. We are focusing our efforts on industrial mobility applications, including  electric forklifts and electric industrial vehicles, at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility, and environmental benefits. Additionally, we manufacture and sell fuel cell products to replace batteries and diesel generators in stationary back-up power applications for telecommunications, transportation, and utility customers. Plug supports these markets with an ecosystem of integrated products that make, transport, handle, dispense and use hydrogen.

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

We provide our products and solutions worldwide through our direct sales force, and by leveraging relationships with original equipment manufacturers (“OEMs”) and their dealer networks. Plug is currently targeting Asia, Australia, Europe, Middle East and North America for expansion in adoption. The European Union (the “EU”) has rolled out ambitious targets for the hydrogen economy as part of the EU strategy for energy integration and Plug is seeking to execute on its strategy to become a leader in the European hydrogen economy. Plug intends to implement a targeted account strategy for material handling, securing strategic partnerships with European OEMs, energy companies, utility leaders and accelerating our electrolyzer business. Our global strategy includes leveraging a network of integrators or contract manufacturers. We manufacture our commercially viable products in Latham, New York, Rochester, New York, Houston, Texas and Spokane, Washington and support liquid hydrogen generation and logistics in Charleston, Tennessee.

During the three months ended September, 30, 2022, our wholly-owned subsidiary, Plug Power LA JV, LLC, created a joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin Corporation (“Olin”), named “Hidrogenii”. We believe Hidrognii will support reliability of supply and speed to market for hydrogen throughout North America, and set the foundation for broader collaboration between Plug and Olin. Hidrogenii plans to begin with the construction of a 15-ton-per-day hydrogen plant in St. Gabriel, Louisiana. Hidrogenii is owned 50% by Plug Power LA JV, LLC and 50% by Niloco Hydrogen Holdings LLC. As of September 30, 2022, there has been no activity related to this joint venture.

Part of our long-term plan includes Plug penetrating the European hydrogen market, on-road vehicle market, and large-scale stationary market. Plug’s formation of joint ventures with HyVia SAS and Acciona Plug S.L. in Europe and SK Plug Hyverse Co., Ltd., in Asia not only support this goal but are expected to provide us with a more global footprint. Plug has been successful with acquisitions, strategic partnerships and joint ventures, and we plan to continue this mix.

Recent Developments

COVID-19 Update

While we no longer enforce our prior COVID-19 policies with respect to weekly COVID-19 testing, face coverings, or daily COVID-19 questionnaires, we continue to monitor the  COVID-19 pandemic and emerging variants, and remain prepared to adjust our policies and safety protocols in line with guidance from state and federal agencies. Employees are still expected to remain home if they are not feeling well and should contact our COVID team for future guidance. Furthermore, we have resumed all commercial air travel and all other non-critical travel, while also allowing employees to resume their personal travel. We have enabled third-party access to our facilities, and are continuing our normal janitorial and sanitary procedures. We are no longer requiring staggered shifts in our manufacturing facilities and are offering hybrid work schedules to those whose job function enabled them to do so.

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

Inflation, Material Availability and Labor Shortages

Throughout the first half of 2022 and into the third quarter of 2022, we continued to experience higher than expected commodity costs and supply chain costs, including logistics, procurement, manufacturing costs, and fuel costs, largely due to inflationary pressures. We expect this cost inflation to remain elevated through at least the remainder of 2022 and possibly into 2023.

Our operations require significant amounts of necessary parts and raw materials. From time to time, the Company has encountered difficulties in obtaining certain raw materials or components necessary for production due to supply chain constraints and logistical challenges, which has also negatively impacted the pricing of materials and components sourced or used by the Company. Increased fuel costs have negatively impacted fuel margins. Additionally, conflicts abroad, such as the Russia-Ukraine conflict, may potentially contribute to issues related to supply chain disruptions and inflation impacts. There have been supply chain and logistical challenges that have resulted in supply constraints and commodity price increases on certain raw materials, and components used by the Company in production, as well as increased prices for freight and logistics, including air, sea and ground freight. Consequently, the Company has experienced supply shortages for certain raw materials or components, which could be further exacerbated by increased commodity prices as a result of additional inflationary pressures. Although we have offset a portion of these increased costs through price increases and operational efficiencies to date, there can be no assurance that we will be able to continue to do so. If we are unable to manage fluctuations through pricing actions, cost savings projects, and sourcing decisions as well as through productivity improvements, it may adversely impact our gross margins in future periods.

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

Results of Operations

Our primary sources of revenue are from sales of fuel cell systems, related infrastructure and equipment, services performed on fuel cell systems and related infrastructure, Power Purchase Agreements (PPAs), and fuel delivered to customers. A certain portion of our sales result from acquisitions in legacy markets, which we are working to transition to renewable solutions. Revenue from sales of fuel cell systems, related infrastructure and equipment represents sales of our GenDrive units, GenSure stationary backup power units, cryogenic stationary and on road storage, electrolyzers and hydrogen fueling infrastructure. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from PPAs primarily represents payments received from customers who make monthly payments to access the Company’s GenKey solution. Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site.

Based on historical experience, the Company experiences seasonality with respect to its revenue, with more revenue typically recognized in the second half of the fiscal year as compared to the first half.

Net revenue, cost of revenue, gross profit (loss) and gross margin (loss) percentage for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin	Net Revenue	Revenue	Profit/(Loss)	Margin
For the period ended September 30, 2022:
Sales of fuel cell systems, related infrastructure and equipment	$157,985	$127,381	$30,604	19.4%	$383,065	$310,362	$72,703	19.0%
Services performed on fuel cell systems and related infrastructure	8,406	12,619	(4,213)	(50.1)%	25,468	38,106	(12,638)	(49.6)%
Provision for loss contracts related to service	—	5,727	(5,727)	N/A	—	8,843	(8,843)	N/A
Power purchase agreements	9,524	35,549	(26,025)	(273.3)%	30,730	102,194	(71,464)	(232.6)%
Fuel delivered to customers and related equipment	12,389	53,129	(40,740)	(328.8)%	40,289	134,008	(93,719)	(232.6)%
Other	324	286	38	11.7%	1,146	1,063	83	7.2%
Total	$188,628	$234,691	$(46,063)	(24.4)%	$480,698	$594,576	$(113,878)	(23.7)%
For the period ended September 30, 2021:
Sales of fuel cell systems, related infrastructure and equipment	$115,999	$89,235	$26,764	23.1%	$262,049	$198,122	$63,927	24.4%
Services performed on fuel cell systems and related infrastructure	6,677	18,697	(12,020)	(180.0)%	18,397	47,258	(28,861)	(156.9)%
Provision for loss contracts related to service	—	7,462	(7,462)	N/A	—	15,641	(15,641)	N/A
Power purchase agreements	9,321	31,199	(21,878)	(234.7)%	25,508	71,776	(46,268)	(181.4)%
Fuel delivered to customers and related equipment	11,556	27,857	(16,301)	(141.1)%	33,804	90,331	(56,527)	(167.2)%
Other	369	550	(181)	(49.1)%	679	856	(177)	(26.1)%
Total	$143,922	$175,000	$(31,078)	(21.6)%	$340,437	$423,984	$(83,547)	(24.5)%

The amount of provision for common stock warrants recorded as a reduction of revenue during the three and nine months ended September 30, 2022 and 2021, respectively, is shown in the table below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Sales of fuel cell systems, related infrastructure and equipment	$(1,026)	$—	$(1,145)	$(27)
Services performed on fuel cell systems and related infrastructure	(227)	(69)	(558)	(340)
Power purchase agreements	(3,791)	(652)	(5,800)	(2,454)
Fuel delivered to customers	(3,527)	(573)	(5,010)	(1,925)
Total	$(8,571)	$(1,294)	$(12,513)	$(4,746)

Net Revenue

Revenue – sales of fuel cell systems, related infrastructure and equipment. Revenue from sales of fuel cell systems, related infrastructure and equipment represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations, electrolyzers and other equipment such as cryogenic storage equipment. Revenue from sales of fuel cell systems, related infrastructure and equipment for the three months ended September 30, 2022 increased $42.0 million, or 36.2%, to $158.0 million from $116.0 million for the three months ended September 30, 2021 primarily due to the inclusion of revenue of acquired businesses, as well as an increase in revenue on GenDrive units. The total revenue generated by Applied Cryo, Frames and Joule was approximately $38.0 million for the three months ended September 30, 2022. There was no revenue in the third quarter of 2021 related to these acquisitions. Revenue related to GenDrive units increased $10.6 million due to a change in mix as the number of units decreased from 4,559 for the three months ended September 30, 2021 to 3,524 GenDrive units for the three months ended September 30, 2022. Additionally, the Company’s revenue increased $5.1 million from electrolyzer sales during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.  Offsetting these increases, was a decrease in hydrogen infrastructure revenue of $11.8 million due to 13 installations for the three months ended September 30, 2022 compared to 16 for the three months ended September 30, 2021.

Revenue from sales of fuel cell systems, related infrastructure and equipment for the nine months ended September 30, 2022 increased $121.0 million, or 46.2%, to $383.1 million from $262.1 million for the nine months ended September 30, 2021 primarily due to the inclusion of revenue of acquired businesses. The total revenue generated by Applied Cryo, Frames and Joule was approximately $124.9 million for the nine months ended September 30, 2022. There was no revenue in the prior year comparable period related to these acquisitions. Revenue related to GenDrive units decreased $3.5 million primarily due to a variation of timing in deployments as the number of units decreased from 9,533 for the nine months ended September 30, 2021 to 6,011 GenDrive units for the nine months ended September 30, 2022. Additionally, the Company’s revenue increased $8.4 million from electrolyzer sales during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Hydrogen infrastructure revenue decreased $12.8 million due to compared to the nine months ended September 30, 2021.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned primarily on our service and maintenance contracts, as well as sales of spare parts. At September 30, 2022, there were 19,726 fuel cell units and 89 hydrogen installations under extended maintenance contracts, an increase from 18,685 fuel cell units and 78 hydrogen installations at September 30, 2021. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2022 increased $1.7 million, or 25.9%, to $8.4 million as compared to $6.7 million for the three months ended September 30, 2021. The increase in revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2022 compared to 2021 was primarily related to our expanding customer base and growth within in our current customer base.

Revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2022 increased $7.1 million, or 38.4%, to $25.5 million as compared to $18.4 million for the nine months ended September 30, 2021. The increase in revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2022 compared to 2021 was primarily related to our expanding customer base and growth within in our current customer base.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service. At September 30, 2022, there were 95 GenKey sites associated with PPAs, as compared to 61 at September 30, 2021. Revenue from PPAs for the three months ended September 30, 2022 increased $0.2 million, or 2.2%, to $9.5 million from $9.3 million for the three months ended September 30, 2021. The increase in revenue from PPAs for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily attributable to the new sites for existing customers and new customers accessing the PPA solution, offset by an increase in the provision for common stock warrants of $3.8 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively. All of the new PPA sites in the third quarter of 2022 were not deployed until late in the quarter; therefore, the full impact on revenue has yet to be realized.

Revenue from PPAs for the nine months ended September 30, 2022 increased $5.2 million, or 20.5%, to $30.7 million from $25.5 million for the nine months ended September 30, 2021. The increase in revenue from PPAs for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily attributable to the new sites for existing customers and new customers accessing the PPA solution, offset by an increase in the provision for common stock warrants of $5.8 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively. All of the new PPA sites in the third quarter of 2022 were not deployed until late in the quarter; therefore, the full impact on revenue has yet to be realized.

Revenue – fuel delivered to customers and related equipment. Revenue associated with fuel delivered to customers and related equipment represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site. Revenue associated with fuel delivered to customers for the three months ended September 30, 2022 increased $0.8 million, or 7.2%, to $12.4 million from $11.6 million for the three months ended September 30, 2021. The increase in revenue was due to an increase in the number of sites with fuel contracts from 141 as of September 30, 2021 to 182 as of September 30, 2022, offset by an increase in the provision for common stock warrants of $3.5 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. All of the new fuel sites in the third quarter of 2022 were not deployed until late in the quarter; therefore, the full impact on revenue has yet to be realized.

Revenue associated with fuel delivered to customers for the nine months ended September 30, 2022 increased $6.5 million, or 19.2%, to $40.3 million from $33.8 million for the nine months ended September 30, 2021. The increase in revenue was due to an increase in the number of sites with fuel contracts from 141 as of September 30, 2021 to 182 as of September 30, 2022, offset by the provision for common stock warrants of $5.0 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively. All of the new fuel sites in the third quarter of 2022 were not deployed until late in the quarter; therefore, the full impact on revenue has yet to be realized.

Cost of Revenue

Cost of revenue – sales of fuel cell systems, related infrastructure and equipment.  Cost of revenue from sales of fuel cell systems, related infrastructure and equipment includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary backup power units, as well as  hydrogen fueling infrastructure referred to at the site level as hydrogen installations, electrolyzers  and other equipment such as cryogenic storage equipment. Cost of revenue from sales of fuel cell systems, related infrastructure and equipment for the three months ended September 30, 2022 increased 42.7%, or $38.1 million, to $127.4 million, compared to $89.2 million for the three months ended September 30, 2021. This increase was due to costs incurred by Applied Cryo, Joule, and Frames, all of which were recent acquisitions by the Company. These costs are incremental in the third quarter of 2022 as these acquisitions all occurred in the fourth quarter of 2021 or the first quarter of 2022.  Gross profit generated from sales of fuel cell systems, related infrastructure and equipment decreased to 19.4% for the three months ended September 30, 2022, compared to 23.1% for the three months ended September 30, 2021 primarily due to the margin on the equipment revenue from recently acquired businesses being lower than our legacy equipment margins given the focus on integrating and scaling these new businesses. A certain portion of our sales of engineered equipment are from an acquisition; the sales of engineered equipment from an acquisition are not expected to continue beyond current commitments.

Cost of revenue from sales of fuel cell systems, related infrastructure and equipment for the nine months ended September 30, 2022 increased 56.7%, or $112.2 million, to $310.4 million, compared to $198.1 million for the nine months ended September 30, 2021. This increase was due to costs incurred by Applied Cryo, Joule, and Frames, all of which were recent acquisitions by the Company. These costs are incremental in the third quarter of 2022 as these acuiqistions all occurred in the fourth quarter of 2021 or the first quarter of 2022. Gross profit generated from sales of fuel cell systems, related infrastructure and equipment decreased to 19.0% for the nine months ended September 30, 2022, compared to 24.4% for the nine months ended September 30, 2021 primarily due to: (i) increased freight and material cost largely due to inflationary pressures, and  higher labor costs given an increasingly competitive labor market and COVID-19 related staffing and coverage issues; and (ii) the margin on the equipment revenue from recently acquired businesses being lower than our legacy equipment margins given the focus on integrating and scaling these new businesses. A certain portion of our sales for the sales of engineered equipment are from an acquisition; the sales of engineered equipment from an acquisition are not expected to continue beyond current commitments.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. At September 30, 2022, there were 19,726 fuel cell units and 89 hydrogen installations under extended maintenance contracts, an increase from 18,685 fuel cell units and 78 hydrogen installations at September 30, 2021, respectively. Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2022 decreased 32.5%, or $6.1 million, to $12.6 million, compared to $18.7 million for the three months ended September 30, 2021. Gross loss decreased to (50.1%) for the three months ended September 30, 2022, compared to (180.0%) for the three months ended September 30, 2021. The decrease in cost of revenue and gross loss are both primarily due to an increase in the release of loss accrual of $7.3 million over the three months ended September 30, 2021.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2022 decreased 19.4%, or $9.2 million, to $38.1 million, compared to $47.3 million for the nine months ended September 30, 2021. Gross loss decreased to (49.6%) for the nine months ended September 30, 2022, compared to (156.9%) for the nine months ended September 30, 2021, primarily due to an increase in the release of loss accrual of $24.7 million ove the nine months ended September 30, 2021.

Cost of revenue – provision for loss contracts related to service.  The Company also recorded a provision for loss contracts related to service of $5.7 million for the three months ended September 30, 2022, compared to $7.5 million for the three months ended September 30, 2021, related primarily to new service contracts entered into during the third quarter of 2022.

The Company also recorded a provision for loss contracts related to service of $8.8 million for the nine months ended September 30, 2022, compared to $15.6 million for the nine months ended September 30, 2021, related primarily to new service contracts entered into during the third quarter of 2022.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment. At September 30, 2022, there were 95 GenKey sites associated with PPAs, as compared to 61 at September 30, 2021. Cost of revenue from PPAs for the three months ended September 30, 2022 increased 13.9%, or $4.4 million, to $35.5 million from $31.2 million for the three months ended September 30, 2021 due to the increase in units and sites under PPA contract as well as certain inflation related issues such as increased freight costs.  Gross loss increased to (273.3%) for the three months ended September 30, 2022, as compared to (234.7%) for the three months ended September 30, 2021 primarily due to certain inflation related issues, such as increased freight charges, as well as an increase in the provision for common stock warrants of $3.8 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively.

Cost of revenue from PPAs for the nine months ended September 30, 2022 increased 42.4%, or $30.4 million, to $102.2 million from $71.8 million for the nine months ended September 30, 2021 due to the increase in units and sites under PPA contract as well as certain inflation and COVID-19 related issues, such as increased freight costs and scrap charges associated with certain parts. Gross loss increased to (232.6%) for the nine months ended September 30, 2022, as compared to (181.4%) for the nine months ended September 30, 2021 primarily due to certain inflation and COVID-19 related issues, such as increased freight charges and scrap charges associated with certain parts, as well as an increase in the provision for common stock warrants of $5.8 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Cost of revenue – fuel delivered to customers and related equipment. Cost of revenue from fuel delivered to customers and related equipment represents the purchase of hydrogen from suppliers that ultimately is sold to customers and costs for onsite generation. Cost of revenue from fuel delivered to customers for the three months ended September 30, 2022 increased 90.7%, or $25.3 million, to $53.1 million from $27.9 million for the three months ended September 30, 2021. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements, inefficiencies in fueling systems and higher fuel costs. The  gross loss increased to (328.8%) during the three months ended September 30, 2022, compared to (141.1%) during the three months ended September 30, 2021, primarily due to the increase in cost of revenue described above, as well as a reduction of revenue resulting from an increase in the provision for common stock warrants of $3.5 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively.

Cost of revenue from fuel delivered to customers for the nine months ended September 30, 2022 increased 48.4%, or $43.7 million, to $134.0 million from $90.3 million for the nine months ended September 30, 2021. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements, inefficiencies in fueling systems and higher fuel costs. As a result of these inefficiencies and higher costs, gross loss increased to (232.6%) during the nine months ended September 30, 2022, compared to (167.2%) during the nine months ended September 30, 2021, primarily due to the increase in cost of revenue described above, as well as a reduction of revenue resulting from an increase in the provision for common stock warrants of $5.0 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively. We expect higher hydrogen molecule costs to continue at least through 2022.

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

Research and development expense for the three months ended September 30, 2022 increased $11.5 million, or 69.0%, to $28.1 million, from $16.6 million for the three months ended September 30, 2021. The overall growth in R&D investment is commensurate with the Company’s future expansion into new markets, new product lines, acquisitions and varied vertical integrations.

Research and development expense for the nine months ended September 30, 2022 increased $34.5 million, or 91.7%, to $72.1 million, from $37.6 million for the nine months ended September 30, 2021. The overall growth in R&D investment is commensurate with the Company’s future expansion into new markets, new product lines, acquisitions and varied vertical integrations.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash stock-based compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2022, increased $43.2 million, or 101.7%, to $85.6 million from $42.4 million for the three months ended September 30, 2021. This increase was primarily related to increased headcount, which resulted in increased salaries and stock-based compensation, as well as rebranding expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2022, increased $155.8 million, or 146.1%, to $262.4 million from $106.7 million for the nine months ended September 30, 2021. This increase was primarily related to increased headcount, which resulted in increased salaries and stock-based compensation, as well as branding expenses.

Contingent consideration.  The fair value of the contingent consideration is related to earnouts for the Giner ELX, Inc., United Hydrogen Group Inc, Frames, Applied Cryo and Joule acquisitions. The change in fair value for the three and nine months ended was $0 and $(2.6) million, respectively, primarily due to fair value remeasurements.

Interest income. Interest income primarily consists of income generated by our investment holdings, restricted cash escrow accounts, and money market accounts. Interest income for the three and nine months ended September 30, 2022 increased $9.3 million and $13.7 million, respectively, as compared to the three and nine months ended September 30, 2021. The increase is primarily related to the increase in interest rates during 2022.

Interest expense. Interest expense consists of interest expense related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations. Interest expense for the three months ended September 30, 2022 decreased $0.5 million compared to the three months ended September 30, 2021, primarily related to a decrease in long-term debt and an increase in capitalized interest, offset by an increase in finance obligations. Interest expense for the nine months ended September 30, 2022 decreased $4.7 million compared to the nine months ended September 30, 2021, primarily related to a decrease in long-term debt and an increase in capitalized interest, offset by an increase in finance obligations.

Realized loss on investments, net. Realized loss on investments, net consists of the sales related to available-for-sale debt securities. For the three and nine months ended September 30, 2022, the Company had a loss of $0 and $1.3 million, respectively, of net realized loss on investments. For the three and nine months ended September 30, 2021, the Company had a gain of $0.3 million and $0.2 million, of realized loss on investments, net.

Change in fair value of equity securities. The change in fair value of equity securities decreased $3.6 million and $22.6 million for the three and nine months ended September 30, 2022, respectively, from September 30, 2021.

Loss on equity method investments. Loss on equity method investments consists of our interest in HyVia, which is our 50/50 joint venture with Renault, AccionaPlug S.L., which is our 50/50 joint venture with Acciona, and SK Plug Hyverse Co., Ltd., which is our 49/51 joint venture with SK E&S. For the three and nine months ended September 30, 2022, the Company recorded a loss of $4.3 million and $10.3 million on equity method investments, respectively. These losses are driven from the start-up activities for commercial and production operations. The Company did not have any equity method investments for the three or nine months ended September 30, 2021.

Income Taxes

The Company recorded $1.5 million and $0 of income tax expense for the three months ended September 30, 2022 and 2021, respectively. The Company recorded $1.5 million and $0 of income tax expense for the nine months ended September 30, 2022 and 2021, respectively. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its domestic net deferred tax assets, which remain fully reserved.

The domestic net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

Liquidity and Capital Resources

Liquidity

As of September 30, 2022 and December 31, 2021, the Company had $1.7 billion and $2.5 billion, respectively of cash and cash equivalents and $807.3 million and $650.9 million of restricted cash, respectively. In January and February 2021, the Company issued and sold in a registered equity offering an aggregate of 32.2 million shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $2.0 billion. In February 2021, the Company sold 54,996,188 shares of its common stock to a subsidiary of SK Holdings at a purchase price of $29.2893 per share, or an aggregate purchase price of approximately $1.6 billion.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of $500.5 million and $267.1 million for the nine months ended September 30, 2022 and 2021, respectively, and had an accumulated deficit of $2.9 billion at September 30, 2022.

The net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $522.0 million and $348.5 million, respectively. The Company’s working capital was $3.1 billion at September 30, 2022, which included unrestricted cash and cash equivalents of $1.7 billion. The Company plans to invest a portion of its available cash to expand its current production and manufacturing capacity, construction of hydrogen plants and to fund strategic acquisitions and partnerships and capital projects. Future use of the Company’s funds is discretionary and the Company believes that its working capital and cash position will be sufficient to fund its operations for at least one year after the date the financial statements are issued.

The net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $20.6 million and $1.0 billion, respectively. This included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased  property. Cash outflows related to  equipment that we lease directly to customers are included in net cash used in investing activities.

The net cash (used in) provided by financing activities for the nine months ended September 30, 2022 and 2021 was ($41.3)million and $3.6 billion, respectively. The change was primarily driven by proceeds from public and private offerings, net of transaction costs that occurred in 2021.

The Company’s significant obligations consisted of the following as of September 30, 2022:

(i)	Operating and finance leases totaling $289.1 million and $43.1 million, respectively, of which $43.4 million and $7.2 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

(ii)	Finance obligations totaling $303.6 million, of which approximately $53.2 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

(iii)	Long-term debt, primarily related to the Company’s Loan Agreement with Generate Capital totaling $66.3 million, of which $0.9 million is classified as short-term on our unaudited interim condensed consolidated balance sheets.

(iv)	Convertible senior notes totaling $193.6 million at September 30, 2022.

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

Secured Debt

In March 2019, the Company entered into a loan and security agreement, as amended (the “Loan Agreement”), with Generate Lending, LLC (“Generate Capital”), providing for a secured term loan facility in the amount of $100 million (the “Term Loan Facility”). On September 30, 2022, the outstanding balance under the Term Loan Facility was $57.3 million. The carrying value of the Term Loan Facility approximates fair value.

The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. Interest and a portion of the principal amount is payable on a quarterly basis.  Principal payments are funded in part by releases of restricted cash, as described in Note 19, “Commitments and Contingencies.” Based on the amortization schedule as of September 30, 2022, the aforementioned loan balance under the Term Loan Facility will be fully paid by October 31, 2025.  At September 30, 2022, the Company was in compliance with all debt covenants under the Term Loan Facility.

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes. During the three and nine months ended September 30, 2022, there were no conversions of the 3.75% Convertible Senior Notes.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

September 30,
2022
Principal amounts:
Principal	$197,278
Unamortized debt issuance costs (1)	(3,686)
Net carrying amount	$193,592
1)	Included in the unaudited interim condensed consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense, the amortization of debt issuance costs and the effective interest rate related to the 3.75% Convertible Senior Notes (in thousands, except for effective interest rate):

	September 30,	September 30,
	2022	2021
Interest expense	$1,849	$1,849
Amortization of debt issuance costs	323	306
Total	2,172	2,155

Effective interest rate	4.5%	4.5%

Based on the closing price of the Company’s common stock of $21.01 on September 30, 2022, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at September 30, 2022 was approximately $850 million. The fair value estimation was primarily based on an active stock exchange trade on October 5, 2022 of the 3.75% Convertible Senior Notes. See Note 15, “Fair Value Measurements,” for a description of the fair value hierarchy.

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

There were no shares of common stock settled in connection with the Common Stock Forward during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Common Stock Forward was partially settled and 2.1 million shares and 8.1 million shares were received by the Company, respectively.

Amazon Transaction Agreement in 2022

On August 24, 2022, the Company and Amazon.com, Inc. (“Amazon”) entered into a Transaction Agreement (the “2022 Transaction Agreement”), under which the Company concurrently issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “Amazon Warrant”) to acquire up to 16,000,000 shares (the “Amazon Warrant Shares”) of the Company’s common stock, subject to certain vesting events described below. The Company and Amazon entered into the 2022 Transaction Agreement in connection with a concurrent commercial arrangement under which Amazon agreed to purchase hydrogen fuel from the Company through August 24, 2029.

Warrant

1,000,000 of the Amazon Warrant Shares vested immediately upon issuance of the Amazon Warrant. 15,000,000 of the Amazon Warrant Shares will vest in multiple tranches over the 7- year term of the Amazon Warrant based on payments made to the Company directly by Amazon or its affiliates, or indirectly through third parties, with 15,000,000 of the Amazon Warrant Shares fully vesting if Amazon-related payments of $2.1 billion are made in the aggregate. The exercise price for the first 9,000,000 Amazon Warrant Shares is $22.9841 per share and the fair value on the grant date was $20.36. The exercise price for the remaining 7,000,000 Amazon Warrant Shares will be an amount per share equal to 90% of the 30-day volume weighted average share price of the Company’s common stock as of the final vesting event that results in full vesting of the first 9,000,000 Amazon Warrant Shares. The Amazon Warrant is exercisable through August 24, 2029.

Upon the consummation of certain change of control transactions (as defined in the applicable warrant) prior to the vesting of at least 60% of the aggregate Amazon Warrant Shares, the Amazon Warrant will automatically vest and become exercisable with respect to an additional number of Amazon Warrant Shares such that 60% of the aggregate Amazon Warrant Shares shall have vested. If a change of control transaction is consummated after the vesting of at least 60% of the aggregate Amazon Warrant Shares, then no acceleration of vesting will occur with respect to any of the unvested Amazon Warrant Shares as a result of the transaction. The exercise price and the Amazon Warrant Shares issuable upon exercise of the Amazon Warrant are subject to customary antidilution adjustments.

At September 30, 2022, 1,000,000 of the Amazon Warrant Shares issued pursuant to the 2022 Transaction Agreement had vested upon issuance. The warrant charge associated with the vested shares of $20.4 million was capitalized to contract assets in our condensed consolidated unaudited interim financial statements based on the grant date fair value and is subsequently amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. The grant date fair value of tranches 2 and 3 will also be amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. Because the exercise price has yet to be determined, the fair value of tranche 4 will be remeasured at each reporting period end and amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three and nine months ended September 30, 2022 was $1.8 million.

The assumptions used to calculate the valuations as of August 24, 2022 and September 30, 2022 are as follows:

	Tranches 1-3	Tranche 4
	August 24, 2022	September 30, 2022
Risk-free interest rate	3.15%	3.90%
Volatility	75.00%	75.00%
Expected average term	7 years	4 years
Exercise price	$22.98	$18.91
Stock price	$20.36	$12.71

Amazon Transaction Agreement in 2017

On April 4, 2017, the Company and Amazon entered into a Transaction Agreement (the “2017 Amazon Transaction Agreement”), pursuant to which the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a warrant to acquire up to 55,286,696 Amazon Warrant Shares, subject to certain vesting events described below. The Company and Amazon entered into the 2017 Amazon Transaction Agreement in connection with existing commercial agreements between the Company and Amazon with respect to the deployment of the Company’s GenKey fuel cell technology at Amazon distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the Amazon Warrant Shares was conditioned upon payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements. At December 31, 2021, all 55,286,696 of the Amazon Warrant Shares had vested.

The warrant had been exercised with respect to 17,461,994 shares of the Company’s common stock as of September 30, 2022 and December 31, 2021.

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

The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of September 30, 2022 and December 31, 2021.

At September 30, 2022 and December 31, 2021, 20,368,782 of the Walmart Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended September 30, 2022 and 2021 was $6.7 million and $1.2 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the nine months ended September 30, 2022 and 2021 was $10.4 million and $4.4 million, respectively. During the three and nine months ended September 30, 2022 and 2021, respectively, the Walmart Warrant was exercised with respect to 0 and 7,274,565 shares of common stock.

The assumptions used to calculate the valuations of the final tranche of the Walmart Warrant as of September 30, 2022 are as follows:

September 30, 2022
Risk-free interest rate	3.99%
Volatility	75.00%
Expected average term	3.5 years
Exercise price	$18.91
Stock price	$12.09

Operating and Finance Lease Liabilities

As of September 30, 2022, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

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

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of September 30, 2022.

Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at September 30, 2022 was $287.3 million, $49.9 million and $237.4 million of which was classified as short-term and long-term, respectively, on the accompanying unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at

December 31, 2021 was $236.6 million, $37.5 million and $199.1 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. The fair value of this finance obligation approximated the carrying value as of September 30, 2022 and December 31, 2021.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at September 30, 2022 was $16.3 million, $3.4 million and $12.9 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet.  The outstanding balance of this obligation at December 31, 2021 was $17.0 million, $4.5 million and $12.5 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheets. The fair value of this finance obligation approximated the carrying value as of both September 30, 2022 and December 31, 2021.

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $356.9 million and $275.1 million was required to be restricted as security as of September 30, 2022 and December 31, 2021, respectively, which restricted cash will be released over the lease term. As of September 30, 2022 and December 31, 2021, the Company also had certain letters of credit backed by security deposits totaling $340.1 million and $286.0 million, respectively, that are security for the above noted sale/leaseback agreements. As of September 30, 2022, the Company also had certain customer and customs related letters of credit totaling $23.8 million.

As of September 30, 2022 and December 31, 2021, the Company had $67.7 and $67.7 million, respectively, held in escrow related to the construction of certain hydrogen plants.

The Company also had $5.0 million and $2.3 million of consideration held by our paying agent in connection with the Applied Cryo and Joule acquisitions, respectively, reported as restricted cash as of September 30, 2022, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheet. Additionally, the Company had $11.5 million in restricted cash as collateral resulting from the Frames acquisition as of September 30, 2022.

Investments

Our investment portfolio, including cash and cash equivalents, totaled $2.7 billion at September 30, 2022. Purchases of fixed maturity securities are classified as available-for-sale at the time of purchase based on individual security.

The composition of our investment portfolio, including cash and cash equivalents, as of September 30, 2022, is shown in the following table (in thousands):

	Carrying	Percentage of
	Amount	Portfolio
Fixed maturity securities - available-for-sale
U.S. Treasuries	$607,907	22.5%
Corporate bonds	211,533	7.8%
Total fixed maturity securities - available-for-sale	$819,440	30.4%
Equity securities	130,121	4.8%
Cash and cash equivalents	1,747,753	64.8%
Total investments, including cash and cash equivalents	$2,697,314	100.0%

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

	Nine months ended	Year ended
	September 30, 2022	December 31, 2021
Beginning balance	$89,773	$24,013
Provision for loss accrual	4,683	71,988
Loss accrual acquired from acquisition	—	2,636
Releases to service cost of sales	(30,827)	(8,864)
Increase to loss accrual related to customer warrants	4,160
Foreign currency translation adjustment	(189)	—
Ending balance	$67,600	$89,773

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

Recent Accounting Guidance Not Yet Effective

All issued but not yet effective accounting and reporting standards as of September 30, 2022 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in 2018, 2019, 2020 and 2021 because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A “Controls and Procedures” of our 2021 Form 10-K. The material weaknesses have not been remediated as of September 30, 2022.

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

(c)  Changes in internal control over financial reporting

Exclusive of the steps taken as part of the remediation activities, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the Company’s business, financial condition or future results discussed in the Company’s 2021 Form 10-K in Part I, Item 1A. “Risk Factors.”  The risks described in the 2021 Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. As a supplement to the risk factors identified in the 2021 Form 10-K, below we have set forth two updated risk factors relating to the risks of inflationary pressures and economic downturn on the Company’s business. Other than as provided below, there have been no material changes to our risk factors since December 31, 2021.

Rising inflation rates, volatility in commodity prices and product shortages may adversely affect our financial results.

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

Global inflationary pressures, particularly in the United States, have increased recently to levels not seen in recent years, which could potentially increase commodity price volatility, increased operating costs (including our labor costs) and reduced liquidity.  In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which may result in limitations on our ability to access credit or otherwise raise debt and equity capital.  Our ability to pass on such increases in costs in a timely manner depends on market conditions, and the inability to pass along cost increases could result in lower gross margins.  Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our financial condition and could also have an adverse impact on our future growth.

The current economic downturn and weakness in the economy, market trends and other conditions affecting the profitability and financial stability of our customers could negatively impact our sales growth and results of operations.

The demand for our products and services is sensitive to the production activity, capital spending and demand for products and services of our customers worldwide. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include falling overall demand for goods and services, leading to reduced profitability, reduced credit availability, higher borrowing costs, reduced liquidity, volatility in credit, equity and foreign exchange markets, and bankruptcies.  These developments could lead to supply chain disruption, inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations.  As our customers react to global economic conditions and the potential for a global recession, we may see them reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in purchasing decisions, lack of renewals, inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and negatively affect our operating results and financial condition.

Additionally, many of our customers operate in markets that may be impacted by market uncertainty, trade and tariff policies, costs of goods sold, currency exchange rates, central bank interest rate changes, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, labor shortages, inflation, and a variety of other factors beyond our control. Any of these factors could cause customers to idle or close facilities, delay purchases, reduce production levels, or experience reductions in the demand for their own products or services. We have from time-to-time experience labor shortages and other labor-related issues. Labor shortages have become more pronounced as a result of the COVID-19 pandemic. For example, labor shortages might affect our ability to attain qualified candidates for certain positions within the Company.

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
4.1

Warrant to Purchase Common Stock, issued August 24, 2022, between Plug Power Inc. and Amazon.com NV Investment Holdings LLC (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed August 25, 2022 and incorporated by reference herein).

10.1*	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees
10.2*	Form of Non-Qualified Stock Option Agreement for Non-U.S. Optionees
10.3

Transaction Agreement, dated as of August 24, 2022, between Plug Power Inc. and Amazon.com, Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed August 25, 2022 and incorporated by reference herein).

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

PLUG POWER INC.

Date: November 8, 2022	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)